Form 10-K
period 1993-12-31
SIMMONS FIRST NATIONAL CORP
filed 1994-03-28
CIK 90498

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X]          Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act
             of 1934 (Fee Required)
             For the fiscal year ended: December 31, 1993
                                       OR
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 (No Fee Required)

                             Commission file number 0-6253
                           SIMMONS FIRST NATIONAL CORPORATION
                 (Exact name of registrant as specified in its charter)

             Arkansas                                          71-0407808
   (State or other jurisdiction of                           I.R.S. employer
   incorporation or organization)                          identification No.)

 501 Main Street, Pine Bluff, Arkansas                            71601
(Address of principal executive offices)                        (Zip Code)

                                  (501) 541-1000
                  (Registrant's telephone number, including area code)

                Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of Each Exchange
Title of Each Class                                        on Which Registered
- ------------------------------------------------------------------------------
    None                                                            None

             Securities registered pursuant to Section 12(g) of the Act:

                        Class A Common Stock, $5.00 par value
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X        No
                                                     -------       --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock, par value $5.00 per share, held by non-affiliates on March 22, 1994, was approximately $73,876,679.

The number of shares outstanding of the Registrant's Common Stock as of March 30, 1993 was 3,677,378.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 1994.

                         FORM 10-K INDEX

Part I
- ------
Item 1  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                  The Company and the Banks. . . . . . . . . . . . . . . . .
                  Competition. . . . . . . . . . . . . . . . . . . . . . . .
                  Employees. . . . . . . . . . . . . . . . . . . . . . . . .
                  Executive Officers of the Company. . . . . . . . . . . . .
                  Supervision and Regulation . . . . . . . . . . . . . . . .
Item 2  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 3  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . .
Item 4  Submission of Matters to a Vote of Security-Holders. . . . . . . . .


Part II
- -------
Item 5  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . .
Item 7  Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .
Item 8  Consolidated Financial Statements and Supplementary Data . . . . . . .
Item 9  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .


Part III
- --------
Item 10 Directors and Executive Officers of the Company. . . . . . . . . . . . .
Item 11 Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .
Item 12 Security Ownership of Certain Beneficial Owners and Management . . . . .
Item 13 Certain Relationships and Related Transactions . . . . . . . . . . . . .
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . .

                                 PART I
ITEM 1.  BUSINESS.

THE COMPANY AND THE BANKS

     The Simmons First National Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. At December 31, 1993, the Company had consolidated total assets of $738.8 million, consolidated net loans of $387.0 million and total equity capital of $75.3 million. The Company owns three subsidiary banks in Arkansas. Its lead bank, Simmons First National Bank (the "Bank"), is a national bank which has been in operation since 1903. In the past two years the Bank has received substantial favorable national media coverage for offering one of the lowest credit card interest rates in the United States. The Bank's primary market area, with the exception of its nationally-provided credit card and mortgage banking services, is the State of Arkansas. The Company also owns two community banks, Simmons First Bank of Jonesboro ("Simmons/Jonesboro"), and Simmons First Bank of Lake Village ("Simmons/Lake Village"), both acquired in 1984. The Company's banking subsidiaries conduct their operations through 23 branches located in 10 communities in Arkansas.

     Through its banking subsidiaries, the Company emphasizes retail banking services, and it considers the Bank to be a national leader in providing credit card services. The Bank has offered credit card services since 1967, and at December 31, 1993, the Bank had approximately 194,000 active Visa and

MasterCard accounts in all 50 states, the District of Columbia and certain U.S. territories, with outstanding balances totalling $168.7 million, or approximately 43% of total consolidated loans. Approximately 70% of the Bank's cardholders, representing approximately 70% of the aggregate outstanding balances in the credit card portfolio, reside outside the State of Arkansas. The Bank has consistently employed stringent, subjectively-based credit standards in making credit decisions concerning card applicants, rather than using a credit scoring, or statistical profile system typically employed by other credit card issuers. Management believes this individualized approach to decision-making, emphasizing credit histories and individual borrower profiles, has been a significant positive factor in producing a high quality credit card loan portfolio. At December 31, 1993, the Bank's credit card delinquency and net loss ratios were 0.34% and .098%, respectively, compared to the national averages of such ratios for all Visa card issuers of 3.50% and 3.86%, respectively. The Bank's credit card delinquency and net loss ratios for 1993 are believed by management to be among the lowest such ratios for all credit card providers in the United States.

     The Bank is the largest provider of guaranteed student loans in Arkansas, based on lender originations, and in 1993 originated approximately $29.1 million in student loans to approximately 10,500 borrowers. At December 31, 1993, the Bank owned and serviced approximately 17,600 outstanding student loans totalling approximately $65.4 million, or approximately 17% of the Company's total consolidated loans.

     The Company provides mortgage banking services through the Bank's production, sale and servicing of residential real estate mortgages on properties located primarily in the South, Midwest and Southwest United States. At December 31, 1993, the Bank serviced, primarily for others, approximately 32,000 mortgages with an aggregate principal balance of approximately $1.4 billion.

     The Company's banks also provide commercial banking services to individuals and businesses, including a wide range of commercial and agricultural loans, deposit, checking and savings accounts, personal and corporate trust services and investment management, and securities and investment services through selected banking locations in the State of Arkansas.

   Growth Strategy

     The Company's growth strategy is to expand in its primary market area of the State of Arkansas, by capitalizing on its recent entry into Northwest Arkansas, one of the fastest growing areas in the state, and emphasizing commercial and agricultural lending in that area, and by expanding through further banking acquisitions where the Company believes the acquired assets can be redeployed into higher yielding credit card loans and other retail banking services.

COMPETITION

     The activities engaged in by the Company and its subsidiaries are highly competitive. In all aspects of its business, the Company encounters intense competition from other banks, lending institutions, credit unions, savings and loan associations, brokerage firms, mortgage companies, industrial loan associations, finance companies, and several other financial and financial service institutions. The amount of competition among commercial banks and other financial institutions has increased significantly over the past few years since the deregulation of the banking industry. The Company's subsidiary banks actively compete with other banks and financial institutions in their efforts to obtain deposits and make loans, in the scope and type of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of commercial banking.

     Management believes that the single most important competitive factor in the credit card business is price, in the form of interest rates and membership fees charged to cardholders, discount fees charged to participating merchants, and the level of fees and credits shared with members of the agent bank network for their participation in the Bank's network. Maintenance of the Bank's agent bank network is a key element in maintaining the Bank's dominant position in the credit card business in Arkansas.

     Management believes that the Bank's principal competitive strength in both the Arkansas and national markets for new cardholder business has been its low interest rate charged to cardholders and resulting favorable national recognition. The largest bank holding company in Arkansas, which has substantially greater financial resources than those of the Company, has recently recommenced active marketing as a card issuer for Visa and MasterCard inside and outside Arkansas, after having discontinued such activities several years ago, and has advertised interest rates on its credit cards competitive with the rates charged by the Bank. Management cannot predict the effect on its credit card business of this and other new entrants into the market, but believes the Bank's continuous participation and experience in this market since 1967 provides it with unique marketing and other strengths in competing for new cardholder business.

     As more credit card issuers have entered the market for merchant customers in Arkansas during the past three years, competition has intensified for merchant customers and their related business, primarily on the basis of price and quality of service. While the Bank's merchant purchase volume has remained flat during the past three years, management believes that most established card issuers in the Arkansas market have experienced declines in their merchant purchase volume as a result of the increased competition. Management expects that the Bank's merchant purchase volume will remain flat or decline in the future as a result of continuing competitive conditions.

     The Company's banking subsidiaries are also in competition with major national and international retail banking establishments, brokerage firms and other financial institutions within and outside Arkansas. Competition with these financial institutions is expected to increase, especially with the passage of legislation authorizing interstate banking.

     According to information obtained from the Arkansas Association of Bank Holding Companies, during 1993 there were approximately 35 multi-bank holding companies in Arkansas and an approximately 102 additional single bank holding companies. As of December 31, 1993, the Company was the sixth largest multi-bank holding company in Arkansas, based upon total assets and total deposits.

EMPLOYEES

     As of March 15, 1994, the Company and its subsidiaries had 642 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following is a list of all executive officers of the Company. All of said officers are elected annually by the Board of Directors.

NAME                AGE          POSITION                                YEARS SERVED
- ---------------------------------------------------------------------------------------
W. E. Ayres         63           Chairman and Chief Executive Officer         35

J. Thomas May       47           President                                     7

Donald W. Stone     63           Executive Vice President                     35

Barry L. Crow       51           Executive Vice President and                 22
                                 Chief Financial Officer

John L. Rush        59           Secretary                                    26

SUPERVISION AND REGULATION

THE COMPANY

     The Company, as a bank holding company, is subject to both federal and state regulation. Under federal law, a bank holding company must generally obtain approval from the Board of Governors of the Federal Reserve System ("FRB") before acquiring ownership or control of the assets or stock of a bank or a bank holding company. Prior to approval of any proposed acquisition, the FRB will review the effect on competition of the proposed acquisition, as well as other regulatory issues.

     The federal law generally prohibits a bank holding company from directly or indirectly engaging in non-banking activities. This prohibition does not include loan servicing, liquidating activities or other activities so closely related to banking as to be a proper incident thereto.

     As a bank holding company, the Company is required to file with the FRB an annual report and such additional information as may be required by law.
From time to time, the FRB examines the financial condition of the Company and its subsidiaries. The FRB, through civil and criminal sanctions, is authorized to exercise enforcement powers over bank holding companies and non-banking subsidiaries, to limit activities that represent unsafe or unsound practices or constitute violations of law.

     The Company is subject to certain laws and regulations of the State of Arkansas applicable to bank holding companies, including examination and supervision by the Arkansas Bank Commissioner. Under Arkansas law, a bank holding company is prohibited from owning more than one subsidiary bank, if any subsidiary bank owned by the holding company has been chartered for less than 10 years and, further, requires the approval of the Arkansas Bank Commissioner for any acquisition of more than 10% of the capital stock of any other bank located in Arkansas. No bank acquisition may be approved if, after such acquisition, the holding company would control, directly or indirectly, banks having 25% of the total bank deposits in the State of Arkansas, excluding deposits of other banks and public funds.

     Bank holding companies located in Arkansas are authorized to acquire banks and bank holding companies located in any of 17 states generally located in the Southern and Midwestern United States. Further, bank holding companies located in any of those states may acquire banks and bank holding companies located in Arkansas, if such state permits bank holding companies located in Arkansas to acquire banks and bank holding companies located in that state on a non-discriminatory basis.

SUBSIDIARY BANKS

     Simmons First National Bank, a national banking association, is subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States ("OCC"). Simmons/Jonesboro and Simmons/Lake Village, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation ("FDIC") and the Arkansas State Bank Department. The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount which may be lent to a single borrower.

     The subsidiary banks, with numerous exceptions, are subject to the application of the laws of the State of Arkansas, including the limitation of the maximum permissible interest rate on loans. This limitation for general loans is 5% over the Federal Reserve Discount Rate, with an additional maximum limitation of 17% per annum for consumer loans and credit sales. Certain loans secured by first liens on residential real estate and certain loans controlled by federal law (e.g., guaranteed student loans, SBA loans, etc.) are exempt from this limitation; however, a very substantial portion of the loans made by the subsidiary banks, including all credit card loans, are subject to this limitation.

     All of the Company's subsidiary banks are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per deposit relationship. For this protection, each bank pays a statutory assessment to the FDIC each year.

     Federal law substantially restricts transactions between banks and their affiliates. As a result, the Company's subsidiary banks are limited in making extensions of credit to the Company, investing in the stock or other securities of the Company and engaging in other financial transactions with the Company. Those transactions which are permitted must generally be undertaken on terms at least as favorable to the bank, as those prevailing in comparable transactions with independent third parties.

POTENTIAL ENFORCEMENT ACTION FOR BANK HOLDING COMPANIES AND BANKS

     Enforcement proceedings seeking civil or criminal sanctions may be instituted against any bank, any director, officer, employee or agent of the bank, that is believed by the federal banking agencies to be violating any administrative pronouncement or engaged in unsafe and unsound practices. In addition, the FDIC may terminate the insurance of accounts, upon determination that the insured institution has engaged in certain wrongful conduct, or is in an unsound condition to continue operations. Recent legislation has significantly expanded the enforcement powers of the federal banking agencies and increased the penalties for violations of the law and regulations.

RISK-WEIGHTED CAPITAL REQUIREMENTS FOR THE COMPANY AND THE BANKS

     After December 31, 1992, banking organizations (including bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. A well capitalized institution is one that has at least a 10% "total risk based capital" ratio. For a tabular summary of the Company and the subsidiary banks' risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

     A banking organization's qualifying total capital consists of two components: Tier 1 Capital (core capital) and Tier 2 Capital (supplementary capital). Tier 1 Capital is an amount equal to the sum of common shareholders' equity, certain preferred stock and the minority interest in the equity accounts of consolidated subsidiaries. For bank holding companies, goodwill may not be included in Tier 1 Capital after December 31, 1992. Identifiable intangible assets may be included in Tier 1 Capital for banks and bank holding companies, in accordance with certain further requirements. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 Capital.

     Tier 2 Capital is an amount equal to the sum of the qualifying portion of the allowance for loan losses, certain preferred stock not included in Tier
1, hybrid capital instruments (instruments with characteristics of debt and equity), certain long term debt securities and eligible term subordinated debt, in an amount up to 50% of Tier 1 Capital. The eligibility of these items for inclusion as Tier 2 Capital is subject to certain additional requirements and limitations of the federal banking agencies.

     Under the risk-based capital guidelines, balance sheet assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four risk weight categories (0%, 20%, 50%, or 100%), according to the nature of the asset, its collateral or the identity of the obligor or guarantor. The aggregate amount in each risk category is adjusted by the risk weight assigned to that category, to determine weighted values, which are then added to determine the total risk-weighted assets for the banking organization. For example, an asset, such as a commercial loan, assigned to a 100% risk category, is included in risk-weighted assets at its nominal face value, but a loan secured by a one-to-four family residence is included at only 50% of its nominal face value. The applicable ratios reflect capital, as so determined, divided by risk-weighted assets, as so determined.


RECENT LEGISLATION FOR BANK HOLDING COMPANIES AND BANKS

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), enacted in 1991, requires the FDIC to increase assessment rates for insured banks and authorizes one or more "special assessments", as necessary for the repayment of funds borrowed by the FDIC or any other necessary purpose. As directed in FDICIA, the FDIC has adopted a transitional risk-based assessment system, under which the assessment rate for insured banks will vary, according to the level of risk incurred in the bank's activities. The risk category and risk-based assessment for a bank is determined from its classification, pursuant to the regulation, as well capitalized, adequately capitalized or undercapitalized.

     FDICIA substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and other federal banking statutes, requiring federal banking agencies to establish capital measures and classifications. Pursuant to the regulations issued under FDICIA, a depository institution will be deemed to be well capitalized if it significantly exceeds the minimum level required for each relevant capital measure; adequately capitalized if it meets each such measure; undercapitalized if it fails to meet any such measure; significantly undercapitalized if it is significantly below any such measure; and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. The federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements, in order to minimize losses to the FDIC. On
December 1, 1992, the Company was advised by the FDIC and OCC that the subsidiary banks had been classified as well capitalized under these regulations.

     The federal banking agencies are required by FDICIA to prescribe standards for banks and bank holding companies, relating to operations and management, asset quality, earnings, and stock valuation and compensation.
A bank or bank holding company that fails to comply with such standards will be required to submit a plan designed to achieve compliance. If no plan is submitted or the plan is not implemented, the bank or holding company would become subject to additional regulatory action or enforcement proceedings.

     A variety of other provisions included in FDICIA may affect the operations of the Company and the subsidiary banks, including new reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give
90 days prior notice to customers and regulatory authorities before closing any branch.


ITEM 2.  PROPERTIES.

        The principal properties of the Company and the Bank consist of an eleven-story office building, located in the central business district of the City of Pine Bluff, Arkansas. Originally constructed in 1929, the entire building has since been completely renovated and modernized. The building is comprised of approximately 107,000 square feet of floor space, approximately 7,474 square feet of which is leased to various tenants as office space. The office building is situated on approximately one-fourth of a city block, the remainder of which, together with approximately one additional city block of adjacent property, is presently being used as a parking complex for customers of the Company and its subsidiaries, tenants of the Company and its subsidiaries and their customers, and the public. Additional office space was made available in 1980, with the renovation of a storage facility to provide a 9,601 square foot office complex, now housing the Company and its subsidiary real estate and investment departments. In 1992, additional office space was made available for the Bank's activities, when the Bank purchased a three-story concrete office building, containing approximately 27,000 square feet of space, across the street from its main bank building in Pine Bluff, Arkansas. The Bank leased a portion of the building prior to purchasing the building. In 1993, an additional 6,000 square feet were made available when the Company leased a three-story brick building adjoining the one purchased in 1992. This building was later purchased also. This added another 5,000 square feet of storage in addition to the office space for a total of approximately 11,000 square feet. This facility houses the Company's student loan operation. The Company is in the process of renovating the building purchased in 1992 and plans are to move into that space in late 1994. The Company and the Bank also operate eight drive-in banking facilities, located throughout the city of Pine Bluff, Arkansas, and banking facilities at Watson Chapel, White Hall and Sherrill, Arkansas, as well as the newly acquired offices at Fort Smith, Rogers, Springdale, and Bella Vista, Arkansas. The largest banking facility comprises approximately

4,200 square feet of floor space, and the smallest comprises approximately 300 square feet.

     The principal property of Simmons/Lake Village consists of a one-story building located in the central business area of the City of Lake Village, comprising approximately 6,000 square feet of floor space.

     The principal property of Simmons/Jonesboro consists of a three-story building, located in the central business district of the City of Jonesboro, Arkansas, comprising approximately 47,108 square feet of floor space, 14,252 feet of which is available for lease. In addition, Simmons/Jonesboro operates two drive-in banking facilities located in that city.

     All of the above properties are owned in fee simple and unencumbered, except (a) approximately one-fourth city block in Pine Bluff, which is leased from various persons for terms expiring in 2007 with options to extend for an additional 50 years, which leased parcels comprise a portion of the parking complex and lie partially under a small portion of a one-floor extension of the office building, (b) the lands upon which five of the drive-in banking facilities in Pine Bluff are situated, one of which parcels is leased for a term expiring in 1994, one in 1995, one in 1997, another in 2010, and the other of which parcels is leased for a term expiring in 2035, and (c) the building and land described in a preceding paragraph for the banking facility in Jonesboro, which has a first mortgage lien to an insurance company with monthly payments of $12,243 including interest at 9.75%. The newest Pine Bluff Office and the Rogers, Springdale, and Fort Smith Stonewood facilities were purchased during 1991. Lease agreements were signed during 1991 for the Bella Vista office, as well as the other two Fort Smith facilities. Terms of the Bella Vista and Fort Smith South lease expire in 1994, and the Fort Smith Central Mall lease expires in 1995. The offices of Simmons First Mortgage Company and the dealer bank division comprise approximately 20,000 square feet of all floors of the three-story leased building, with approximately 36,000 total square feet available for lease. The leasing terms expire in 1997.

     The Company and its subsidiaries also own or lease various small parcels of land, on some of which are located improvements, the aggregate of which would comprise an insignificant portion of the properties of registrant and its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

       In late 1990, the Bank agreed to sell a substantial portion of its mortgage servicing rights. During 1991, the Bank received $1,250,000 in settlement of a lawsuit for failure of the defendant to complete the purchase. In July, 1992, the defendant in the previous suit, brought action against the Bank alleging misrepresentations in the settlement agreement and other causes. The complaint seeks $1,000,000 in compensatory damages and $500,000 in punitive damages, plus attorney's fees. Management has determined, through the investigation of facts and relevant laws, that the plaintiff's suit is without merit and the likelihood of an unfavorable outcome to the Bank is remote.

     A number of legal proceedings exist in which the Company and/or its subsidiaries are either plaintiffs or defendants or both. Most of the lawsuits involve loan foreclosure activities. The various unrelated legal proceedings pending against the subsidiary banks in the aggregate are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                             PART II

ITEM 5.  PRICE RANGE OF SOMMON STOCK AND DIVIDEND INFORMATION

     The Common Stock is traded and quoted on the over-the-counter NASDAQ
National Market System under the symbol "SFNCA."   Prior to October 26, 1992,
the Common Stock was traded on the NASDAQ over-the-counter market. The following table sets forth, for all the periods indicated, cash dividends paid, and the high and low bid prices for the Common Stock as reported by NASDAQ for periods prior to October 26 1992. Price information for periods prior to that date are inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions. Price information for periods on and after October 26, 1992 reflect the last sale price as reported by NASDAQ. Prior to 1993, historically, the Common Stock had not been actively traded. All price quotations and dividend information have been restated to reflect the 100% stock dividend on the Common Stock effected June 5, 1992.

                                         PRICE PER                            QUARTERLY
                                        COMMON SHARE                          DIVIDENDS
                                      ----------------                        PER COMMON
                                    HIGH             LOW                        SHARE
                                  ---------       ---------             ----------------
   1993
     1st Quarter                   $  25           $ 21                         $ .10
     2nd Quarter                      24 1/2         21 3/4                       .10
     3rd Quarter                      25             22                           .10
     4th Quarter                      27 1/2         25                           .10

   1992
     1st Quarter                   $  14 1/8       $ 12 7/8                     $ .10
     2nd Quarter                      17 1/2         14 1/8                       .10
     3rd Quarter                      17 1/2         17 1/2                       .10
     4th Quarter                      24             17 1/2                       .10



      At December 31, 1993, the Common Stock was held of record by approximately 1,232 stockholders. On March 22, 1994, the last sale price for the Common Stock as reported by NASDAQ was $23.75 per share.

     The Company's policy is to declare regular quarterly dividends based upon the Company's earnings, financial position, capital requirements and such other factors deemed relevant by the Board of Directors. This dividend policy is subject to change, however, and the payment of dividends by the Company is necessarily dependent upon the availability of earnings and the Company's financial condition in the future. The payment of dividends on the Common Stock is also subject to regulatory capital requirements.

     The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank in any year, in excess of the sum of net income for that year and retained earnings for the preceding two years, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro and Simmons/Lake Village, Arkansas bank regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 50% of the current year earnings. At December 31, 1993, approximately $11.9 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition-Liquidity and Interest Rate Sensitivity," and
Note 10 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including the notes thereto, included elsewhere in this annual report. The income statement, balance sheet and per common share data as of and for the years ended
December 31, 1993, 1992, 1991, 1990, and 1989 were derived from consolidated financial statements of the Company, which were audited by Baird, Kurtz &
Dobson. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial
Condition and Results of Operations" included elsewhere in this annual report.

(Dollars in Thousands,                                          Years Ended December 31,<F1>
 except per common share data)              1993          1992         1991         1990         1989
- --------------------------------------------------------------------------------------------------------
Income statement data:
 Net interest income                     $  28,450     $  26,525    $  22,536    $  21,278    $  18,944
 Provision for loan losses               $   3,006     $   3,741    $   3,552    $   2,681    $  4,279
 Net interest income after
  provision for loan losses              $  25,444     $  22,784    $  18,984    $  18,597    $  14,665
 Non-interest income                     $  26,129     $  25,578    $  23,114    $  19,786    $  18,044
 Non-interest expense                    $  38,711     $  37,978    $  34,869    $  32,197    $  29,129
 Income tax expense                      $   3,466     $   2,907    $   1,929    $   1,823    $     491
 Net income                              $   9,396     $   7,477    $   5,300    $   4,363    $   3,089

Per common share data:
  Earnings                               $    2.78     $    2.60    $    1.89    $    1.56    $    1.08
  Book value                             $   20.49     $   18.03    $   15.83    $   14.02    $   12.83
  Dividends                              $     .40     $     .40    $     .37    $     .34    $     .30

Balance sheet data at period-end:
 Total assets                            $ 738,760     $ 705,903    $ 673,377    $ 647,783    $ 528,225
 Total loans, net of unearned discount   $ 394,426     $ 367,655    $ 331,062    $ 329,951    $ 322,737
 Credit card loans                       $ 168,673     $ 162,251    $ 123,593    $ 105,016    $ 103,420
 Allowance for loan losses               $   7,430     $   5,748    $   5,302    $   4,507    $   3,878
 Total deposits                          $ 610,355     $ 590,409    $ 563,114    $ 528,302    $ 429,533
 Long-term debt and other
  notes payable                          $  12,178     $  12,208    $  12,236    $  12,261    $  12,284
 Total stockholders' equity              $  75,335     $  51,219    $  45,460    $  40,259    $  36,848

Capital ratios at period end:
 Leverage<F2>                                10.21 %        6.90 %       6.24 %       5.68 %         NA
 Tier one risk-based                         17.19 %       12.27 %      10.39 %       9.11 %         NA
 Total risk-based                            20.01 %       15.76 %      14.45 %      13.11 %         NA

Selected ratios:
 Return on average assets                     1.33 %        1.09 %        .84 %        .82 %        .61 %
 Return on average common
  equity                                     14.31 %       15.43 %      12.50 %      11.33 %       8.66 %
 Net interest margin<F3>                      4.73 %        4.54 %       4.19 %       4.77 %       4.48 %
 Allowance/nonperforming loans              177.92 %       94.84 %     173.78 %      75.13 %      79.29 %
 Allowance for loan losses
  as a percentage of
  average loans                               1.88 %        1.60 %       1.54 %       1.36 %       1.18 %
 Nonperforming loans as a
  percentage of period-end
   loans                                      1.06 %        1.65 %        .92 %       1.81 %       1.51 %
 Net charge-offs as a percentage
  of average total assets                      .19 %         .48 %        .44 %        .38 %        .85 %
 Average stockholders' equity to
  average total assets                        9.33 %        7.09 %       6.75 %       7.22 %       7.04 %
 Dividend payout                             14.39 %       15.38 %      19.58 %      21.79 %      27.78 %
- -------------------------

(1)The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Annual Report.

(2) Leverage ratio is Tier 1 Capital to average total assets less intangible assets.

(3) Fully taxable equivalent on a 34% federal tax rate basis for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a bank holding company, comprised of three commercial bank subsidiaries, with $738.8 million in assets, as of December 31, 1993.

     The Company achieved record earnings performance in 1993. For the year ended December 31, 1993, net income totaled $9.4 million, a $1.9 million, or 25.7%, increase over 1992 net income of $7.5 million. Return on average assets was 1.33% in 1993, compared to 1.09% in 1992, and .84% in 1991. Return on average equity was 14.03% in 1993, compared to 15.43% in 1992, and 12.50% in
1991.    On a per share basis, net income for 1993 was $2.78, compared to $2.60 in 1992 and $1.89 in 1991. Dividends for 1993 and 1992 were $.40, compared to dividends of $.37 in 1991.

     Stockholders' equity at December 31, 1993, was $75.3 million, an increase of 24.1% over the 1992 amount. On December 24, 1991, an additional 72,378 shares as (adjusted to reflect the 100% stock dividend in June 1992) of common stock were issued to the Company's employee stock ownership plan for cash in the amount of $923,000. The growth in capital is attributable to the Company's record earnings and, to a larger extent, the issuance of 805,000 shares of the Company's common stock at $22.00 per share during the second quarter of 1993. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively, to reflect the effects of the stock dividend on a consistent basis.

ACQUISITIONS

     In December 1990, Simmons First National Bank, the lead bank of the Company, entered into an agreement with the Resolution Trust Corporation ("RTC") to acquire selected assets and deposits of four offices of a closed savings and loan association located in Northwest Arkansas. The Bank assumed approximately $77.5 million in deposits through acquired offices located in Fort Smith, Bella Vista, Rogers, and Springdale, Arkansas. These offices became full service branches of the Bank and created an opportunity for the Bank to provide banking services in one of the fastest growing areas in Arkansas.

     In July 1991, Bank entered into an agreement with the RTC to acquire selected assets and deposits of three offices of a savings and loan association, of which two offices were located in Fort Smith and one was located in Pine Bluff, Arkansas. The deposits in the Pine Bluff office were consolidated into the existing operations, while the two Fort Smith offices became full service branches of the Bank. In September 1991, the Bank entered into an agreement with the RTC to acquire selected assets and deposits of an office of a savings and loan association located in Pine Bluff, Arkansas. In March 1992, another agreement was reached between the Bank and the RTC for the acquisition of selected assets and deposits of an office of another savings and loan association in Pine Bluff. These offices became full service branches of the Bank. The Bank assumed approximately $83.0 million in deposits through these acquisitions in 1991 and 1992, and further expanded its operations in Northwest

Arkansas.

INCOME STATEMENT REVIEW FOR THE YEARS 1993, 1992 AND 1991

     In 1993, the Company reported record net earnings of $9.4 million, and record earnings per share of $2.78. This compares to then-record net earnings of $7.5 million, and then-record earnings per share of $2.60, reported in 1992. The earnings increase in 1993 was a result of an increase in net interest income and non-interest income, which again was partially offset by an increase in non-interest expense.


   Net Interest Income

     Net interest income, the Company's principal source of earnings, is the difference between the income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned and rates paid, the level of non-performing loans, and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully tax equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the federal income tax rate (34% for 1993, 1992 and 1991).

     For the year ended December 31, 1993, net interest income on a fully tax equivalent basis was $29.8 million, an increase of approximately $2.2 million, or 7.9%, from 1992 net interest income. The increase in net interest income resulted primarily from a more precipitous drop in rates paid on interest bearing liabilities than the related decline in yields on earning assets. For the year ended December 31, 1992, net interest income on a fully tax equivalent basis increased approximately $4.2 million, or 18.0%, from comparable figures in 1991. This increase in net interest income is primarily attributable to an increase in earning assets related to the deposit acquisitions in late 1990, 1991 and 1992. The tables below reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 1993, 1992 and 1991, respectively, as well as changes in fully taxable equivalent net interest income for the years 1993 vs. 1992 and 1992 vs. 1991.

                            ANALYSIS OF NET INTEREST INCOME
                           (FTE = FULLY TAXABLE EQUIVALENT)
                                               Years Ended December 31,
(Dollars in Thousands)                     1993          1992          1991
- -----------------------------------------------------------------------------
Interest income                          $44,394       $46,042       $49,674
FTE adjustment                             1,341         1,087           864
                                          ------        ------        ------
Interest income - FTE                     45,735        47,129        50,538
Interest expense                          15,944        19,517        27,138
                                          ------        ------        ------
Net interest income - FTE                $29,791       $27,612       $23,400
                                         =======       =======       =======
Yield on earning assets - FTE               7.27 %        7.74 %        9.05 %
Cost of interest bearing liabilities        3.11 %        3.71 %        5.63 %
Net interest spread - FTE                   4.16 %        4.03 %        3.42 %
Net interest margin - FTE                   4.73 %        4.54 %        4.19 %

                CHANGES IN FULLY TAXABLE EQUIVALENT NET INTEREST INCOME

(Dollars in Thousands)                    1993 vs. 1992          1992 vs. 1991
- --------------------------------------------------------------------------------
Increase (decrease) due to change in
  earning assets                           $   (2,708)             $    4,371
Increase (decrease) due to change in
  earning asset yields                          1,314                  (7,780)
Increase due to change in
  interest rates paid on interest
  bearing liabilities                           3,342                  10,798
Increase (decrease) due to change in
  interest bearing
  liabilities                                     231                  (3,177)
                                            ---------               ---------
Increase in net interest income            $    2,179              $    4,212
                                            =========               =========

     The following table shows for each major category of earning assets and interest bearing liabilities the average amount outstanding, the interest earned or expensed on such amount, and the average rate earned or expensed for each of the years in the three-year period ending December 31, 1993. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

             AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
                                                              Years Ended December 31,
                                   --------------------------------------------------------------------------------------
                                          1993                           1992                          1991
- -------------------------------------------------------------------------------------------------------------------------
(Dollars in                    Average   Income/   Yield/     Average   Income/   Yield/    Average   Income/   Yield/
 Thousands)                    balance   expense    rate      balance   expense    rate     balance   expense    rate
- -------------------------------------------------------------------------------------------------------------------------
  ASSETS
  ------
Earning assets:
 Interest-earning
  time deposits               $    856  $     27   3.15 %   $  1,447  $     47   3.25 %   $  2,236  $    115    5.14 %
 Federal funds sold
  and securities
  purchased under
  agreements
  to resell                     23,345       738   3.16 %     45,582     1,625   3.57 %     56,680     3,127    5.52 %
Investment securities:
 Taxable                       163,631    10,400   6.36 %    167,253    12,320   7.37 %    130,892    10,928    8.35 %
 Tax-exempt                     45,681     3,945   8.64 %     33,886     3,205   9.46 %     23,847     2,541   10.66 %
Loans (net of
 unearned income)              395,689    30,625   7.74 %    360,355    29,932   8.31 %    344,869    33,827    9.81 %
     Total earning             -------   -------             -------   -------            --------   -------
     assets                    629,202  $ 45,735   7.27 %    608,523  $ 47,129   7.74 %    558,524  $ 50,538    9.05 %
                                         =======                       =======                       =======
Non-earning assets              74,942                        75,246                        70,403
                               -------                       -------                       -------
     Total assets             $704,144                      $683,769                      $628,927
                               =======                       =======                       =======
  LIABILITIES AND
  ---------------
   STOCKHOLDERS'
   -------------
      EQUITY
      ------
Liabilities
 Interest-bearing liabilities:
 Deposits
 Interest bearing
  transaction &
  savings accts               $200,122  $  5,232   2.61 %   $216,591  $  5,922   2.73 %   $189,824  $  7,870    4.15 %
 Certificates of
  deposits $100,000
  or more                       56,759     1,881   3.32 %     61,057     2,840   4.65 %     66,379     4,157    6.26 %
 Other time deposits           211,980     7,138   3.37 %    202,017     8,750   4.33 %    174,561    11,860    6.79 %
     Total interest-           -------   -------             -------   -------             -------   -------
     bearing deposits          468,861    14,251   3.04 %    479,665    17,512   3.65 %    430,764    23,887    5.55 %
 Short-term
  borrowings                    31,281       920   2.94 %     34,098     1,184   3.47 %     38,864     2,168    5.58 %
 Long-term
  borrowings                    12,192       773   6.34 %     12,221       821   6.72 %     12,248     1,083    8.84 %
     Total interest-           -------   -------             -------   -------             -------   -------
     bearing
     liabilities               512,334    15,944   3.11 %    525,984    19,517   3.71 %    481,876    27,138    5.63 %
                               -------   -------             -------   -------             -------   -------

Non-interest liabilities:
 Non-interest
  bearing deposits             116,744                        98,482                        93,702
 Other non-interest
  liabilities                    9,383                        10,855                        10,947
     Total                     -------                       -------                       -------
     liabilities               638,461                       635,321                       586,525
                               -------                       -------                       -------
Stockholders' equity            65,683                        48,448                        42,402
                                ------                       -------                       -------
     Total Liabilities
     and Stockholders'
     Equity                   $704,144                      $683,769                      $628,927
                               =======                       =======                       =======
Net interest
 margin                                 $ 29,791   4.73 %             $ 27,612   4.54%              $ 23,400    4.19 %
                                         =======                       =======                       =======

Under Financial Accounting Standard ("SFAS") 91, loan fees and related costs are deferred and amortized as part of interest income. Non-accrual loans are included in above totals.


     The following table shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 1993 and 1992, as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the change in rate and volume.

                                VOLUME/RATE ANALYSIS
                                                              Years Ended December 31,
                                                 1993 over 1992                      1992 over 1991
                                     -------------------------------------------------------------------------
                                                      Yield/                              Yield/
(Dollars in Thousands)                   Volume        rate       Total      Volume        rate       Total
- --------------------------------------------------------------------------------------------------------------
Increase (decrease) in:

Interest income:
  Interest-earning time deposits        $    (19)   $     (1)   $    (20)   $    (33)   $    (35)   $    (68)
  Federal funds sold and securities
    purchased under agreements
      to resell                             (719)        (168)      (887)       (536)       (966)     (1,502)
  Investment securities                      760       (1,888)    (1,128)      3,235      (1,241)      1,994
  Mortgage loans held for delivery
     against commitments                     935         (168)       767        (701)       (339)     (1,040)
  Trading account securities                 (35)         (17)       (52)         85         (23)         62
  Loans, net of unearned discount         (3,630)       3,556        (74)      2,321      (5,176)     (2,855)
                                         -------     --------    -------     -------     -------      -------
  Total                                 $ (2,708)   $   1,314   $ (1,394)   $  4,371    $ (7,780)   $ (3,409)
                                         -------     --------    -------     -------     -------     -------
Interest expense:
  Interest bearing deposits             $   (169)   $  (3,092)  $ (3,261)   $  3,475    $ (9,850)   $ (6,375)
  Federal funds purchased
    and securities sold under
    agreements to repurchase                (109)        (144)      (253)       (136)       (674)       (810)
  Borrowed funds                              47         (106)       (59)       (162)       (274)       (436)
                                         -------     --------    -------     -------     -------     -------
    Total                               $   (231)   $  (3,342)  $ (3,573)   $  3,177    $(10,798)   $ (7,621)
Increase (decrease) in                   -------     --------    -------     -------     -------     -------
 net interest income                    $ (2,477)   $   4,656   $  2,179    $  1,194    $  3,018    $  4,212
                                         =======     ========    =======     =======     =======     =======

   Provision for Loan Losses

     The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level which is considered adequate, in relation to the estimated risk inherent in the loan portfolio.
The provision for 1993 was $3.0 million, a decrease of $.7 million, or 19.7%, when compared to the provision in 1992. The provision for 1992 was $3.7 million, an increase of $.2 million, or 5.3%, from 1991. The increase in 1992 from 1991 relates primarily to increases in the provision for real estate mortgage and construction loans.

   Non-Interest Income

     Total non-interest income reached $26.1 million in 1993, compared to $25.6 million in 1992 and $23.1 million in 1991. Non-interest income can generally be broken down into three main sources: fee income, which includes service charges on deposits, trust fees, credit card fees, and loan servicing fees; income on the sale of mortgage loans and trading account profits; and any gain or loss on the sale of securities.

     The table below shows non-interest income for the years ended December 31,

1993, 1992 and 1991, respectively, as well as changes in 1993 from 1992 and in 1992 from 1991.

                                NON-INTEREST INCOME
                                                                                   1993                     1992
                                           Years Ended December 31,             Change from              Change from
(Dollars in Thousands)                    1993       1992       1991               1992                     1991
- -----------------------------------------------------------------------------------------------------------------------
Trust income                           $  1,807   $  1,750   $  1,425     $     57      3.26 %     $    325    22.81 %
Service charges on deposit accounts       2,296      2,124      2,011          172      8.10 %          113     5.62 %
Other service charges and fees              879        784        805           95     12.12 %          (21)   -2.61 %
Income on sale of mortgage loans
  and trading account income,
  net of commissions                      2,385      2,735      2,134        (350)    -12.80 %          601    28.16 %
Securities gains (losses)                   140         59         50          81     137.29 %            9    18.00 %
Credit card fees                         10,867      9,575      7,522        1,292     13.49 %        2,053    27.29 %
Loan service fees                         7,322      7,941      7,290         (619)    -7.79 %          112     1.54 %
Other income                                433        610      1,877         (177)   -29.02 %       (1,267)  -67.50 %
                                        -------    -------    -------      -------                   ------
     Total non-interest income         $ 26,129   $ 25,578   $ 23,114     $    551      2.15 %     $  1,925     8.31 %
                                        =======    =======    =======      =======                  =======

     Fee income for 1993 was $23.2 million, an increase of $1.0 million, or 4.5%, when compared with 1992 figures. Fee income for 1992 was $22.2 million, up $3.1 million, or 16.2%, when compared with 1991 figures. The increase for both years in service charges on deposits is primarily due to the increase in deposits, related to the deposit acquisitions in Northwest Arkansas and Pine
Bluff, Arkansas. In 1993, credit card fees increased $1.3 million from 1992, due to increased volume that resulted primarily from the Company's capitalizing on national media coverage of the Bank's having one of the lowest credit card rates in the United States. Loan service fees decreased $.6 million in 1993, primarily due to an increase in mortgage servicing amortization expense.

     On the consolidated statements of income, income from the sale of mortgage loans and trading profits is presented as net of commissions. The income recorded in this account results from the Company's dealer bank operations, as well as fee income associated with the purchase of single family residential loans, the securitization of those loans, and subsequent sale and delivery of those securities against prior commitments. For 1993, income from these areas totaled $2.4 million, compared to $2.7 million in 1992 and $2.1 million in 1991.

   Non-Interest Expense

     Non-interest expense consists of salaries and employee benefits, occupancy, equipment and other expenses necessary for the operation of the Company.
Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures that have been installed over the past five years. The Company utilizes an extensive profit planning and reporting system that involves all affiliates and their respective functional responsibility centers. Affiliate banks and associated responsibility centers develop detailed monthly and annual profit plans, including manpower and capital expenditure budgets, based on a needs assessment of the business plan for the upcoming year. These profit plans are subject to extensive initial reviews and then are monitored by the Company and bank management on a monthly basis.
Variances from the plan are reviewed in detail monthly and, when required, management takes corrective action intended to ensure that financial goals are met. Company management also regularly monitors staffing levels at each affiliate, to ensure that productivity and overhead are in line with existing workload requirements.

     Non-interest expense for 1993 was $38.7 million, an increase of $.7 million, or 1.9%, from 1992. Non-interest expense for 1992 was $38.0 million, an increase of $3.1 million, or 8.9%, from 1991. The increases for 1993 and 1992, respectively, are primarily attributable to increases in salaries and employee benefits, resulting from increases in staffing associated with the Northwest Arkansas deposit acquisitions in 1990 and 1991.

     The table below shows non-interest expense for the years ended December 31, 1993, 1992 and 1991, respectively, as well as changes from 1993 to 1992 and 1992 to 1991, respectively.

                              NON-INTEREST EXPENSE
                                                                          1993                     1992
                                    Years Ended December 31,           Change from              Change from
(Dollars in Thousands)             1993       1992       1991             1992                     1991
- -----------------------------------------------------------------------------------------------------------------
Salaries and employee
  benefits                      $ 19,609   $ 18,677   $ 16,630    $   932       4.99 %     $  2,047     12.31 %
Net occupancy expense              1,937      1,836      1,799        101       5.50 %           37      1.89 %
Equipment expense                  1,969      2,003      2,016        (34)     -1.70 %          (13)    -0.64 %
Other real estate and
  foreclosure expense              2,336      2,471      2,308       (135)     -5.46 %          163      7.06 %
Other operating expense:
  Professional services            1,530      1,542      1,189        (12)     -0.78 %          353     29.69 %
  Postage                          1,267      1,365      1,190        (98)     -7.18 %          175     14.71 %
  Telephone                          783        798        738        (15)     -1.88 %           60      8.13 %
  Credit Card Expense              1,163      1,083        947         80       7.39 %          136     14.36 %
  Operating supplies                 954      1,810      1,100       (856)    -47.29 %          710     64.55 %
  FDIC insurance                   1,293      1,066        854        227      21.29 %          212     24.82 %
  Miscellaneous expenses           5,870      5,327      6,098        543      10.19 %         (771)   -12.64 %
                                 -------    -------    -------     ------                     -----
    Total non-interest expense  $ 38,711   $ 37,978   $ 34,869    $   733       1.93 %     $  3,109      8.92 %
                                 =======    =======    =======     ======                   =======

   Income Taxes

     The provision for income taxes for 1993 was $3.5 million, compared to $2.9 million in 1992 and $1.9 million in 1991. The effective income tax rates for the years ended 1993, 1992 and 1991 were 27.0%, 28.0% and 26.7%, respectively.

     Management adopted SFAS No. 109 retroactively to January 1, 1989, and its implementation did not have a material impact on net income on stockholders' equity.

BALANCE SHEET REVIEW FOR THE YEARS 1993 AND 1992

   Loan Portfolio

     The Company's loan portfolio averaged $395.7 million during 1993 and $360.4 million during 1992. As of December 31, 1993, total loans were $394.4 million, compared to $367.7 million on December 31, 1992. The most significant components of the loan portfolio were loans to individuals, in the form of credit card loans, student loans, and single family residential real estate loans.

     The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an adequate allowance for loan losses, and regularly reviewing loans through the independent loan review process. The loan portfolio is diversified by borrower, purpose, industry and, in the case of credit card loans, which are unsecured loans, by geographic region. The Company seeks to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default. The Company uses the allowance for loan losses as a method to value the loan portfolio at its estimated collectible amount. Loans are regularly reviewed, to facilitate identification and monitoring of deteriorating credits.

     Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $270.8 million at December 31, 1993, or 68.6% of total loans, compared to $252.9 million, or 68.7% of total loans at December 31, 1992. At year end, 1993, credit card loans were $168.7 million, or 42.7% of total loans, versus $162.3 million, or 44.1% of total loans at December 31, 1992. The increase relates, in part, to the increased demand resulting from the Company's capitalizing on national media coverage of the Bank's having one of the lowest credit card rates in the United States.

     The lead Bank has provided diversified credit card services since 1967, when it became the first Arkansas bank to issue internationally accepted credit cards. The Bank is a member of both the Visa and Mastercard associations, and at April 30, 1993, was ranked 67th among all U.S. banks, based on the number of cardholders in such banks.

     The Bank generated income from its credit card operation primarily from interest charged on daily balances and from annual membership and other fees paid by cardholders, from discounts paid by merchants on purchases made with the Bank's cards, and from interchange fees paid by depository and agent banks for whom the Bank processes credit card transactions.

     Since 1985, when it began receiving national recognition about the low interest rates charged on cards issued by the Bank, the Bank has provided these services to selected customers located throughout the United Sates. Credit card customers reside in all 50 states, the District of Columbia and certain U.S. territories. Approximately 70% of these customers reside outside the State of Arkansas, representing approximately 70% of aggregate outstanding credit card balances.

     The following table reflects the growth of the Bank's credit card business since 1989:

                                                                 Years Ended December 31,
                                       ----------------------------------------------------------------------------
Dollars in Thousands)                       1993           1992           1991           1990            1989
- -------------------------------------------------------------------------------------------------------------------
No. of Cardholders                          193,599        196,546        163,743        154,653         157,453

Annual Cardholder
 Volume                                  $  323,646     $  316,771     $  241,988     $  226,413      $  217,299

Aggregate
 Outstanding
  Balances                               $  168,673     $  162,251     $  123,593     $  105,016      $  103,420

     At the end of 1993, commercial, agricultural and financial institution loans were $39.2 million, or 9.9% of total loans, a 6.2% increase from 1992 year end's $36.9 million. Real estate construction and land development loans at December 31, 1993, were $6.3 million, or 1.6% of total loans, compared to $4.7 million, or 1.3% of total loans at the end of 1992. Single family real estate loans at December 31, 1993 were $36.7 million, or 9.3% of total loans, compared to $42.2 million, or 11.46% of total loans at December 31, 1992.

     The amount of loans outstanding at the indicated dates are reflected in the following table, according to type of loan.

                                LOAN PORTFOLIO
                                                   Years Ended December 31,
                             ----------------------------------------------------------------
(Dollars in Thousands)           1993         1992         1991        1990          1989
- ---------------------------------------------------------------------------------------------
Consumer:
       Credit card            $ 168,673    $ 162,251    $ 123,593    $ 105,016    $ 103,420
       Student loan              65,379       58,727       54,957       55,101       49,678
       Other consumer            36,763       31,878       32,706       36,054       37,005
Real estate:
       Construction               6,281        4,708        2,784        3,695        5,684
       Single family
        residential (1-4)        36,651       42,177       50,866       55,243       42,132
       Other commercial          37,853       27,991       24,509       29,414       29,632
Commercial:
       Commercial                20,007       20,833       21,787       27,222       34,880
       Agricultural              16,088       12,917       13,282       14,294       16,389
       Financial
        institutions              3,087        3,142        3,155        2,711        3,545
Other                             3,998        3,475        3,931        1,864          681
                               --------     --------     --------     --------     --------
Total loans                     394,780      368,099      331,570      330,614      323,046
Unearned discount                  (354)        (444)        (508)        (663)        (309)
                               --------     --------     --------     --------     --------
       Total loans, net of
         unearned
          discount            $ 394,426    $ 367,655    $ 331,062    $ 329,951    $ 322,737
                               ========     ========     ========     ========     ========

     The following table reflects the remaining maturities of loans at December 31, 1993.

                                 LOAN MATURITIES
                                                         Over 1
                                                          year
                                            1 year       through       Over
(Dollars in Thousands)                      or less      5 years      5 years      Total
- -----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural      $  29,979    $   9,033    $    170    $  39,182
Real estate - construction                    5,432          849                    6,281
Other                                       249,547       81,134       18,282     348,963
                                           --------     --------     --------    --------
                                          $ 284,958    $  91,016    $  18,452   $ 394,426
                                           ========     ========     ========    ========

     The following table reflects for the above loans, the amounts which have predetermined interest rates and the amounts which have floating interest rates due after one year at December 31, 1993.

                                   LOAN REPRICING
                                                    Over 1
                                                     year
                                        1 year      through       Over
(Dollars in Thousands)                  or less     5 years      5 years       Total
- ----------------------------------------------------------------------------------------
Predetermined rate                   $   39,434    $  67,224    $  18,452    $ 125,110
Floating rate                           245,524       23,792                   269,316
                                      ---------     --------     --------     --------
                                     $  284,958    $  91,016    $  18,452    $ 394,426
                                      =========     ========     ========     ========

   Asset Quality

     Nonperforming loans are comprised of (a) non-accrual loans, (b) loans which are contractually past due 90 days and (c) other loans whose terms have been restructured, to provide a reduction or deferral of interest or principal, because of a deterioration in the financial position of the borrower. The subsidiary banks recognize income principally on the accrual basis of accounting. When loans are classified as nonaccrual, the accrued interest is charged off, and no further interest is accrued. Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectibility of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. Credit card loans are classified as sub-standard when payment of interest or principal is 90 days past due. Litigation accounts are placed on non-accrual until such time as deemed uncollectable. Credit card loans are charged off when payment of interest or principal exceeds 180 days past due, but are turned over to the credit card recovery department, to be pursued until such time as they are determined, on a case-by-case basis, to be uncollectible.

     The following tables present information concerning nonperforming assets, including nonaccrual and restructured loans and other real estate owned.

                                    NONPERFORMING ASSETS
                                                             Years Ended December 31,
                                        --------------------------------------------------------------
(Dollars in Thousands)                        1993        1992       1991        1990        1989
- ------------------------------------------------------------------------------------------------------
Nonaccrual loans                           $  2,813    $  4,374    $  1,260    $  1,325    $  3,114
Loans past due 90 days or more
 (principal or interest payments)             1,019       1,337       1,791       4,674       1,777
Restructured                                    344         350          --          --          --
                                            -------     -------     -------     -------     -------
  Total non-performing loans                  4,176       6,061       3,051       5,999       4,891
                                            -------     -------     -------     -------     -------
Other non-performing assets:
  Other real estate owned <F1>                2,514       2,834       5,139       4,733       4,879
  In-substance foreclosure                      363       1,225          --       1,955          --
  Other non-performing assets                   992         212          --          --          --
    Total other                             -------     -------     -------     -------     -------
      non-performing assets                   3,869       4,271       5,139       6,688       4,879
                                            -------     -------     -------     -------     -------
  Total non-performing assets              $  8,045    $ 10,332    $  8,190    $ 12,687    $  9,770
                                            =======     =======     =======     =======     =======

(1) Assets constituting other real estate owned are generally marked down to appraised value less estimated selling expense at the time of transfer from the loan portfolio, and are appraised annually thereafter, lower, until disposition.

                                                               Years Ended December 31,
                                           -------------------------------------------------------------
                                               1993        1992        1991        1990        1989
- --------------------------------------------------------------------------------------------------------
Net charge-offs to average loans               0.33 %      0.91 %      0.80 %      0.62 %      1.31 %
Allowance for loan losses to total loans       1.88 %      1.56 %      1.60 %      1.36 %      1.20 %
Allowance for loan losses
  to non-performing loans                    177.92 %     94.84 %    173.78 %     75.13 %     79.29 %
Non-performing loans to total loans            1.06 %      1.65 %       .92 %      1.81 %      1.51 %
Non-performing assets to total assets          1.09 %      1.46 %      1.22 %      1.96 %      1.85 %

     Approximately $347,000 and $363,000 of interest income would have been recorded for the periods ended December 31, 1993 and 1992, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the period ended December 31, 1993.

   Allowance for Loan Losses

     An analysis of the allowance for loan losses for the last five fiscal years is shown in the table below:

                                                              Years Ended December 31,
                                        -----------------------------------------------------------------
(Dollars in Thousands)                         1993         1992        1991        1990         1989
- ---------------------------------------------------------------------------------------------------------
Balance of reserve for loan losses
 at beginning of period                      $  5,748    $  5,302     $  4,507    $  3,878    $  3,914
                                              -------     -------      -------     -------     -------
Loans charged off:
  Consumer:
   Credit cards                                 1,761       1,944        1,681       1,461       1,708
   Other consumer                                 171         127          159         191         164
   Student loans                                    2          11           23         141         206
                                              -------     -------      -------     -------     -------
     Total consumer                             1,934       2,082        1,863       1,793       2,078
  Real estate:                                -------     -------      -------     -------     -------
   Construction                                    40           5          289          --          --
   Single family residential                       31          44           57          17         122
   Other commercial                                 6         168          628         546       1,870
                                              -------     -------      -------     -------     -------
     Total real estate                             77         217          974         563       1,992
  Commercial:                                 -------     -------      -------     -------     -------
   Commercial                                      40       1,297           88          53         588
   Agricultural                                    --          74          159          --           1
                                              -------     -------      -------     -------     -------
     Total commercial                              40       1,371          247          53         589
                                              -------     -------      -------     -------     -------
     Total loans charged off                    2,051       3,670        3,084       2,409       4,659
                                              -------     -------      -------     -------     -------
Recoveries of loans previously charged off:
  Consumer:
   Credit cards                                   211         196          173         185         161
   Other consumer                                  77          44           64          59         118
   Student loans                                    1          18            8           6          10
                                              -------     -------      -------     -------     -------
     Total consumer                               289         258          245         250         289
  Real estate:                                -------     -------      -------     -------     -------
   Construction                                    --          --           --          --          --
   Single family residential                        5          24           13          24           8
   Other commercial                                 3          81           48          55          35
                                              -------     -------      -------     -------     -------
     Total real estate                              8         105           61          79          43
  Commercial:                                 -------     -------      -------     -------     -------
   Commercial                                     345          12           17          28           4
   Agricultural                                    85          --            4          --           8
                                              -------     -------      -------     -------     -------
     Total commercial                             430          12           21          28          12
                                              -------     -------      -------     -------     -------
     Total recoveries                             727         375          327         357         344
                                              -------     -------      -------     -------     -------
Net loans charged off                           1,324       3,295        2,757       2,052       4,315
Additions to reserve charged
 to operating expense                           3,006       3,741        3,552       2,681       4,279
                                              -------     -------      -------     -------     -------
Balance, end of period                       $  7,430    $  5,748     $  5,302    $  4,507    $  3,878
                                              =======     =======      =======     =======     =======

     The amounts of additions to the allowance during the year 1993 were based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans, loans which could be future problems and net losses from loan charge-offs for the past five years. It is management's practice to review the allowance on a monthly basis, to determine whether additional provisions should be made to the allowance after considering the factors noted above.

     The Bank's senior loan committee, comprised of outside directors, has oversight responsibility for approving commercial and individual loans in excess of $100,000 unsecured, and $200,000 secured, and monitoring loan delinquencies, the status of non-performing assets and the evaluation of allowance for loan losses. In addition, the committee ratifies and/or approves loans made by other banking subsidiaries in excess of 13.5% of any such bank's equity capital. The Bank's agricultural committee, composed of outside directors whose occupations are closely tied to the farming industry, have oversight responsibility for the agricultural loan portfolio. The responsibilities and approval authorities of this committee are the same as the senior loan committee, as they pertain to agricultural loans.

     The Company's special services group is responsible for serving all subsidiaries of the Company in the audit, loan review, and compliance areas.
In the area of loan review, periodic audits of each subsidiary are scheduled for the purpose of evaluating asset quality, adequacy of loan losses, and effectiveness of loan administration. The special services group prepares loan review reports, which identify deficiencies, establish recommendations for improvement, and outline management's proposed action plan for curing the deficiencies. This report is provided to a corporate audit committee, which includes outside members of the Company's Board of Directors and selected senior affiliate directors. The audit committee monitors the reported items until the exceptions are cleared.

     Based on the above-noted procedures, management is of the opinion that the allowance at December 31, 1993, of $7.4 million is adequate. While management believes the current allowance is adequate, changing economic conditions and other conditions may require future additions to the allowance. Moreover, the allowance is subject to regulatory examination and determination as to adequacy. Although not presently anticipated, adjustments to the allowance may result from regulatory examinations.

     The Company allocates the allowance for possible loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the tables below.

                                   ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                                             December 31,
                           -------------------------------------------------------------------------------------------------------
                                   1993                  1992                 1991                  1990               1989
                           -------------------  -------------------  --------------------  -------------------  ------------------
                           Allowance  Percent   Allowance  Percent    Allowance  Percent    Allowance  Percent   Allowance Percent
(Dollars in Thousands)      Amount   of loans*  Amount    of loans*   Amount    of loans*   Amount    of loans*  Amount   of loans*
- -----------------------------------------------------------------------------------------------------------------------------------
Consumer:
  Credit card               $  2,430   42.8 %   $  2,232     44.0 %   $  1,922    37.2 %   $  1,510     31.8 %   $  1,611   32.0 %
  Student loans                  100   16.6 %        100     16.0 %        100    16.6 %        201     16.7 %        231   15.4 %
  Other                          299    9.3 %        483      8.7 %        458     9.9 %        312     11.0 %        343   11.5 %

Real estate:
  Real estate construction        13    1.6 %         74      1.3 %         69      .8 %         65      1.1 %         45    1.8 %
  Single family residential    1,009    9.2 %        310     11.5 %        385    15.3 %        345     16.6 %        295   13.0 %
  Other commercial               701    9.6 %      1,261      7.6 %      1,525     7.4 %        950      8.9 %        705    9.2 %

Commercial:
  Commercial                     339    5.1 %        295      5.7 %        577     6.6 %        453      8.2 %        542   10.8 %
  Agricultural                    --    4.1 %        188      3.5 %        207     4.0 %        154      4.3 %        106    5.0 %
  Financial institutions         161     .8 %         --       .8 %         --     1.0 %         --       .8 %         --    1.1 %

Other                             --     .9 %          3       .9 %          2     1.2 %         --       .6 %         --     .2 %

Unallocated                    2,378                 802       --           57      --          517       --           --     --
                             -------  -----      -------    -----      -------   -----      -------    -----      -------  -----
  Total                     $  7,430  100.0 %   $  5,748    100.0 %   $  5,302   100.0 %   $  4,507    100.0 %   $  3,878  100.0 %
                             =======  =====      =======    =====      =======   =====      =======    =====      =======  =====

* Percentage of loans in each category to total loans

   Investments and Securities

     The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities are classified as investments when the Company has the ability and intent to hold them to maturity. The portfolio is held for long-term profitability and is stated at adjusted cost. In considering whether securities can be held until maturity, management considers whether there are conditions which would impair its ability to hold such securities until maturity. At present, management is not aware of any such conditions. Management has reviewed the securities individually, to determine whether there are permanent declines identified in net realizable values, and write downs have been recorded, when required.

     Investment securities were $198.6 million at December 31, 1993, compared to $203.0 million at December 31, 1992. The Company's philosophy regarding investments is conservative, based on investment type and maturity. All investments are anticipated to be held to maturity and are structured on a ten year ladder, with a minimum of 30% of the securities maturing in the first two years. Investments in the portfolio include U.S. Treasury securities, U.S. government agencies, and municipalities. As of December 31, 1993, $146.0 million, or 73.5%, of the portfolio was invested in U.S. Treasury securities and obligations of U.S. government agencies, of which $54.4 million, or 37.3%, was invested in securities with maturities of one year or less, and $80.8 million, or 55.3%, was invested in securities with maturities of one to five years. To reduce the Company's income tax burden, an additional $49.4 million, or 24.9%, of the total securities portfolio was invested in tax-exempt obligations of state and political subdivisions. There were no securities of any one issuer exceeding ten percent of the Company's stockholders' equity at December 31, 1993. The Company has approximately $3.2 million, or 1.6%, in GNMA and other securities. At December 31, 1993, the Company had no collateralized mortgage obligations in its securities portfolio. It is the Company's general policy to not invest in derivative type investments.

     As of December 31, 1993, the investment portfolio had gross unrealized gains of $9.2 million and $0.1 million of gross unrealized losses. Net gains from the sale of securities for 1993 were $140,000, up from net gains of $59,000 and $50,000 in 1992 and 1991, respectively.

     The table below presents the carrying value and the fair value of investment securities for each of the years indicated.

                                      INVESTMENT SECURITIES
                                                          Years Ended December 31,
               ------------------------------------------------------------------------------------------------------------------
                               1993                                  1992                                 1991
               ------------------------------------  ------------------------------------   -------------------------------------
                            Gross unrealized   Fair                Gross unrealized   Fair               Gross unrealized    Fair
(Dollars in    Amortized  ------------------  value  Amortized   ------------------  value  Amortized  ------------------   value
 Thousands)      cost       Gain    (Loss)    <F1>      cost      Gain    (Loss)     <F1>     cost      Gain     (Loss)     <F1>
- ---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury
 Securities     $132,778  $ 5,599  $  (33)  $138,344  $122,171  $ 5,603  $   --   $127,774  $109,463  $ 6,354   $   --   $115,817

U.S. Government
 agencies and
 corporations     13,215      546     (28)    13,733    38,922    1,005     (11)    39,916    29,770     1,285      (2)    31,053

Mortgage-backed
 securities <F2>   1,008       24     (10)     1,022     1,310       24     (22)     1,312     1,892        22     (50)     1,864

Obligations of
 states and
 political
 subdivisions     49,438    2,680     (52)    52,066    40,130    1,529    (303)    41,356    26,984     1,374    (791)    27,567

Other
 securities        2,187      365      (1)     2,551       461      513      (1)       973       471        63      (3)       531
                 -------   ------   -----    -------   -------   ------   -----    -------   -------   -------   -----    -------
                $198,626  $ 9,214  $ (124)  $207,716  $202,994  $ 8,674  $ (337)  $211,331  $168,580  $  9,098  $ (846)  $176,832
                 =======   =======  ======   =======   =======   ======   =====    =======   =======   =======   =====    =======

(1) The fair value of the Company's financial instruments is determined pursuant to Statement of Financial Accounting Standards No. 107. Because no market exists for a significant portion of the Company's finanical instruments, fair value estimates are based on judgments concerning future expected loss experience, current economico conditions , risk characteristics of various financial instruments and other factors. See Note 2 of Notes to Consolidated Financial Statements.

(2)  Consist of securities issued by GNMA.

     The following table reflects the amortized cost and estimated market value of debt securities at December 31, 1993, by contractual maturity, the weighted average yields (for tax-exempt obligations on a fully taxable basis, assuming a 34% tax rate) of such securities and the taxable equilvalent adjustment used in calculating the yields. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

                        MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                                                            December 31, 1993
                         ----------------------------------------------------------------------------------------
                                      Over       Over
                                     1 year     5 years      Over
                           1 year     thru      thru 10       10       No fixed              Par       Market
(Dollars in Thousands)     or less   5 years     years       years     maturity   Total     value       Value
- -----------------------------------------------------------------------------------------------------------------
U.S. Treasury
 securities and
 securities of other
 U.S. government
 agencies                 $ 54,388   $ 80,787   $ 10,818   $     --   $     --   $145,993   $145,355   $152,077

Mortgage-backed
 securities                     --        --          --         --      1,008      1,008        946      1,022

Obligations of states
 and political
 subdivisions
 (domestic)                  2,158      6,261     33,939      7,080         --     49,438     49,946     52,066

Federal Reserve and
 corporate stock,
 other bonds, notes
 and debentures                 --         --         --         --      2,187      2,187      2,187      2,551
                           -------    -------    -------    -------    -------    -------    -------    -------
Total                     $ 56,546   $ 87,048   $ 44,757   $  7,080   $  3,195   $198,626   $198,434   $207,716
                           =======    =======    =======    =======    =======    =======    =======    =======

Percentage of total          28.47 %    43.83 %    22.53 %     3.56 %     1.61 %    100.0 %
                             =====      =====      =====       ====       ====      =====
Weighted average <F1>         4.94 %     6.80 %     8.04 %    11.09 %     9.24 %     6.72 %
                              ====       ====       ====      =====       ====       ====
<F1>
(1) The weighted average yields are based on book value and effective yields, weighted for the scheduled maturity of each security.  Yields on tax-exempt obligations have been computed on a fully taxable equivalent basis.

     As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the classification of securities into one of three categories: Trading, Available for Sale or Held to Maturity. Management will determine the appropriate classification of debt securities at the time of purchase and re-evaluate the classifications periodically.

     Trading account securities are used to provide inventory for resale. These securities will be carried at market value and will be included in short-term investments. Gains and losses, both realized and unrealized, are reflected in earnings.

     Debt securities are classified as Held to Maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to Maturity securities will be stated at amortized cost.

     Securities not classified as Trading or Held to Maturity will be classified as Available for Sale. Available for sale securities will be stated at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The Company may sell these securities prior to maturity in response to liquidity demands. They also may be used as a means of adjusting the interest rate sensitivity of the Company's balance sheet, through sale and reinvestment. As of January 1, 1994, the adoption of FASB No. 115 resulted in a net increase in stockholders' equity of approximately $946,000. This increase in stockholders' equity will adjust in future periods, as changes in market conditions occur.

   Trading Portfolio

     The Company's trading account is established and maintained for the benefit of the dealer bank division. All activities in the account are performed by dealer bank personnel solely for operations in that division. The trading account is typically used to provide inventory for resale and is not used to take advantage of short-term price movements.

Deposits and Short-Term Borrowings

     Total average deposits for 1993 were $585.6 million, compared to $578.1
million in 1992.   A significant portion of the average deposit increases for that period is attributable to the deposit acquisitions in 1990, 1991 and 1992. The year-end balances of certificates of deposits over $100,000 were $61.4 million in 1993, compared to $61.0 million in 1992.

     The following table reflects the classification of the average deposits and the average rate paid on each deposit category which are in excess of 10 percent of average total deposits for the three years ended December 31, 1993.

                                   AVERAGE DEPOSIT BALANCES AND RATES
                                                                    December 31,
                                      ------------------------------------------------------------------------
                                              1993                     1992                     1991
                                      ----------------------   ----------------------   ----------------------
                                       Average     Average      Average     Average      Average    Average
(Dollars in Thousands)                 amount     rate paid     amount     rate paid     amount    rate paid
- --------------------------------------------------------------------------------------------------------------
Non-interest bearing
  demand deposits                    $ 116,744        --      $  98,482       --      $  93,702       --
Interest bearing transaction
  and savings deposits                 200,122      2.61 %      216,591     2.73 %      189,824     4.15 %
Certificate of deposits
  $100,000 or more                      56,759      3.32 %       61,057     4.65 %       66,379     6.26 %
Other time deposits                    211,980      3.37 %      202,017     4.33 %      174,561     6.79 %
                                      --------                 --------                --------
     Total                           $ 585,605                $ 578,147               $ 524,466
                                      ========                 ========                ========

     The following table sets forth by time remaining to maturity, deposits (exclusive of regular savings) in amounts of $100,000 or more at December 31, 1993 and 1992, respectively.

                 MATURITIES OF LARGE DENOMINATION TIME DEPOSITS
                                   Time Certificates of Deposit                        Time Deposits Other
                                        ($100,000 or more)                             ($100,000 or more)
                           ----------------------------------------------  --------------------------------------------
                                            December 31,                                   December 31,
                           ----------------------------------------------  --------------------------------------------
                                   1993                    1992                    1993                   1992
                           ----------------------  ----------------------  ---------------------  ---------------------
(Dollars in Thousands)       Balance    Percent      Balance    Percent      Balance   Percent      Balance   Percent
- -----------------------------------------------------------------------------------------------------------------------
Maturing:
 Three months or less       $  25,898    42.21 %    $  35,618    58.40 %           --        --    $    855     100 %

Over 3 months
 to 6 months                   20,799    33.90 %       16,131    26.45 %           --        --          --      --

Over 6 months
 to 12 months                  11,010    17.95 %        7,511    12.31 %           --        --          --      --

Over 12 months                  3,646     5.94 %        1,731     2.84 %           --        --          --      --
                             --------    -----       --------    -----        -------     -----     -------    ----
     Total                  $  61,353      100 %    $  60,991      100 %           --        --    $    855     100 %
                             ========    =====       ========    =====        =======     =====     =======    ====

     Federal funds purchased and securities sold under agreements to repurchase were $26.3 million at December 31, 1993, as compared to $39.2 million at December 31, 1992. Other short-term borrowings, consisting of U.S. Treasury Note borrowings, increased at December 31, 1993, to $5.0 million, as compared to $2.9 million at December 31, 1992.

     The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets, and federal funds purchased. On May 12, 1993, the Company issued 700,000 shares of Class A Common Stock. And on June 10, 1993, the Company issued an additional 105,000 shares. The net proceeds to the Company stockholders' equity after expenses was $16.1 million. Management anticipates that these sources will provide necessary funding in the foreseeable future. It is the Company's general policy to avoid the use of brokered deposits.

   Long Term Debt

     The Company's long-term debt was $12.2 million at December 31, 1993 and 1992, respectively. The Company's Capital Notes due June 30, 1997, of which $11.0 million were outstanding at December 31, 1993 and 1992, respectively, are the major component of the Company's long-term debt. Interest on the Capital Notes is payable quarterly, and the interest rate is adjusted quarterly to the then prime rate offered by Chase Manhattan in New York. At December
31, 1993, the Chase Manhattan prime rate was 6%.

   Capital

     Appropriate capital management is essential to finance future growth and maintain the confidence of deposit customers, investors, and banking regulatory agencies. The Federal Reserve Board has approved new risk-based guidelines which establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. With respect to capital, the guidelines place a strong emphasis on tangible common stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. The guidelines set a minimum risk-adjusted ratio for total capital of 8.0% by the end of 1993. At December 31, 1993, the Tier 1 Capital ratio was 17.2%, while the Company's risk-adjusted ratio for total capital, as of December 31, 1993, was 20.0%, both of which exceed the capital minimums established in the new risk-based capital requirements. The risk-based capital ratios showed improvement over December 31, 1992, primarily due to a reduction in risk-weighted assets, resulting from the sale of approximately $70 million in off-balance sheet recourse mortgage loan servicing.


     The Company's risk-based capital ratios at December 31, 1993 and 1992 are presented below, followed by the capital ratios of each of the three bank subsidiaries, as of December 31, 1993.

                       CONSOLIDATED RISK-BASED CAPITAL
                                                  December 31,
                                          -----------------------------
(Dollars in Thousands)                         1993           1992
- -----------------------------------------------------------------------
Tier 1 capital:
  Stockholders' equity                      $  75,335       $  51,219
  Less goodwill                                 2,713           3,284
                                             --------        --------
   Total tier 1 capital                       72,622           47,935
Tier 2 capital:
  Qualifying allowance for loan losses          5,307           4,993
  Qualifying long-term debt                     6,600           8,800
                                             --------        --------
    Total capital                           $  84,529       $  61,728
                                             ========        ========
Risk-weighted assets                        $ 422,437       $ 395,365
                                             ========        ========
Ratios at end of year:
  Leverage ratio                                10.21 %          6.90 %
  Risk-based capital
      Tier 1 capital                            17.19 %         12.12 %
      Total capital                             20.01 %         15.61 %
    Minimum guidelines
      Leverage ratio                             3.00 %          3.00 %
      Tier 1 capital                             4.00 %          4.00 %
      Total capital                              8.00 %          8.00 %

                 CAPITAL ADEQUACY MEASURES BY SUBSIDIARY BANKS
                                          Year Ended December 31, 1993
                             -----------------------------------------------------
                              Simmons First     Simmons First     Simmons First
                              National Bank         Bank              Bank
(Dollars in Thousands)         Pine Bluff         Jonesboro       Lake Village
- ----------------------------------------------------------------------------------
Stockholders' equity           $  47,340         $   5,701         $   3,112

Leverage ratio                      7.70 %            8.21 %           10.66 %
Risk-Based capital
  Tier 1 Capital                   12.42 %           14.53 %           24.20 %
  Total capital                    13.68 %           15.79 %           25.46 %

LIQUIDITY AND INTEREST RATE SENSITIVITY

   Parent Company

     The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for debt service requirements. At December 31, 1993, retained earnings of the Company's subsidiaries were approximately $52.7 million, of which approximately $11.9 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

   Banking Subsidiaries

     Generally speaking, the Company's banking subsidiaries rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in their investing activities. As is typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities such as federal funds purchased and repurchase agreements; and the issuance of long-term debt. The banks' primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

     Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At year end, each bank was within established guidelines, and total corporate liquidity was strong. At December 31, 1993, cash and due from banks, investment securities, and federal funds sold and securities purchased under agreements for resale were 33.5% of total assets, as compared to 37.80% at December 31, 1992.

  Interest Rate Sensitivity

     Management continuously reviews the Company's exposure to changes in interest rates. Among the factors considered during its evaluations are changes in the mix of earning assets, growth of earning assets, interest rate spreads and repricing periods. Management forecasts and models the impact various interest rate fluctuations would have on net interest income. One such model measures the interest rate sensitivity gap, which presents, at a particular point in time, the matching of interest rate sensitive assets with interest rate sensitive liabilities.

     As shown in the schedule below, the cumulative rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, was 112.73% and 113.12%. A financial institution is considered to be liability sensitive, or as having a negative GAP,when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of itsinterest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely
affect net interest income.   The converse would be true for a positive GAP.
The long-term effect of rising interest rates would tendto increase net interest income because of the positive gap ratio. However, the negative gap for the short-term would cause a decreasein net interest income, as a result of rising rates for approximately six months. Since conditions change on a daily basis, these theoretical conclusions may not be indicative of actual future results.

                       RATE SENSITIVE ASSETS AND LIABILITIES
                                                   Year Ended December 31, 1993
                                 -------------------------------------------------------------------------
                                                                                             Cumulative
                                                                                               RSA<F1>
(Dollars in Thousands,                                                       Cumulative          to
 Except Ratios)                     Assets     Liabilities       Gap            Gap            RSL<F2>
- ---------------------------------------------------------------------------------------------------------
Floating rate                     $ 120,599     $ 200,922     $ (80,323)     $ (80,323)        60.02 %
Fixed rate maturing in:
1 month                              16,846        25,231        (8,385)       (88,708)        60.78 %
2 months                            163,222        35,129       128,093         39,385        115.07 %
3 months                              6,523        34,376       (27,853)        11,532        103.90 %
4 months                             22,138        20,819         1,319         12,851        104.06 %
5 months                              5,167        19,220       (14,053)        (1,202)        99.64 %
6 months                             52,941         7,989        44,952         43,750        112.73 %
6 months - 1 year                    32,602        27,634         4,968         48,718        113.12 %
1 - 2 years                          77,245        40,960        36,285         85,003        120.62 %
2 - 3 years                          39,765        29,433        10,332         95,335        121.58 %
3 - 4 years                          35,784        20,105        15,679        111,014        124.04 %
4 - 5 years                          21,875        29,841        (7,966)       103,048        120.96 %
Over 5 years                         63,974        26,766        37,208        140,256        127.05 %
                                   --------      --------      --------
    Total                         $ 658,681     $ 518,425     $ 140,256
                                   ========      ========      ========

(1) Rate Sensitive Assets

(2) Rate Sensitive Liabilities

QUARTERLY RESULTS

Selected unaudited quarterly financial information for the latest eight quarters is shown in the table below.

                                                            Quarter
(Dollars in Thousands,           ----------------------------------------------------------------
 Except Per Share Data)             First        Second       Third       Fourth        Total
- -------------------------------------------------------------------------------------------------
  1993
  ----
Net interest income                $  6,938     $  7,021     $  7,190     $  7,301     $ 28,450
Provision for loan losses               864          714          714          714        3,006
Non-interest income                   6,345        6,279        6,646        6,859       26,129
Non-interest expense                  9,464        9,429        9,616       10,202       38,711
Security gains (losses)                  21            0           70           49          140
Net income                            2,138        2,318        2,507        2,433        9,396
Earnings per common share              0.74         0.71         0.68         0.65         2.78

  1992
  ----
Net interest income                $  6,130     $  6,427     $  6,713     $  7,255     $ 26,525
Provision for loan losses               936          811          811        1,183        3,741
Non-interest income                   5,776        6,240        6,464        7,098       25,578
Non-interest expense                  8,887        9,617        9,620        9,854       37,978
Security gains (losses)                   6           10           36            7           59
Net income                            1,508        1,625        1,982        2,362        7,477
Earnings per common share              0.53         0.57         0.68         0.82         2.60

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX                                         Page

Independent Accountants' Report  . . . . . . . . . . . . . . . . . . .
Consolidated Balance Sheets December 31, 1993 and 1992 . . . . . . . .
Consolidated Statements of Income Years Ended
  December 31, 1993, 1992, and 1991. . . . . . . . . . . . . . . . . .
Consolidated Statements of Cash Flows Years Ended
  December 31, 1993, 1992, and 1991. . . . . . . . . . . . . . . . . .
Consolidated Statements of Changes in Stockholders'
  Equity Years Ended December 31, 1993, 1992, and 1991 . . . . . . . .
Notes to Consolidated Financial Statements December 31,
  1993, 1992 and 1991. . . . . . . . . . . . . . . . . . . . . . . . .


      Note: Supplementary Data may be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results" on page 51 hereof.

                          INDEPENDENT ACCOUNTANTS' REPORT
                          -------------------------------


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

      We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1993 and 1992, the results of its operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 20 to the financial statements, in 1993, the Company retroactively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."





                 BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
January 28, 1994

                                  SIMMONS FIRST NATIONAL CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 1993 and 1992

(Dollars in Thousands)                                                      1993           1992
- ----------------------------------------------------------------------------------------------------
ASSETS
- ------
Cash and due from banks                                                  $  35,020       $  30,709
Federal funds sold and securities purchased
 under agreements to resell                                                 14,070          33,350
                                                                          --------        --------
  Cash and cash equivalents                                                 49,090          64,059
Investment securities (Note 2)
 (Estimated fair values of $207,716 in 1993
 and $211,331 in 1992)                                                     198,626          202,994
Mortgage loans held for sale                                                47,775           24,361
Assets held in trading accounts                                              3,759              589
Loans, net of unearned discounts (Note 4)                                  394,426          367,655
  Allowances for loan losses (Note 4)                                       (7,430)          (5,748)
                                                                          --------        ---------
  Net loans                                                                386,996          361,907
Premises and equipment (Note 6)                                             10,220            9,255
Foreclosed assets held for sale, net (Note 5)                                2,877            4,059
Interest receivable                                                          5,829            6,650
Excess cost over fair value of net assets acquired, at amortized cost        2,713            3,284
Other assets                                                                30,875           28,745
                                                                          --------        ---------
   TOTAL ASSETS                                                          $ 738,760       $  705,903
                                                                          ========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing transaction accounts                                $ 135,468    $           109,806
Interest bearing transaction and savings accounts                          224,730                220,523
Time deposits (Note 8)                                                     250,157                260,080
                                                                          --------     ------------------
  Total deposits                                                           610,355                590,409
Federal funds purchased and securities sold
 under agreements to repurchase                                             26,347                 39,223
Short-term borrowings                                                        5,013                  2,947
Other debt (Note 9)                                                          1,178                  1,208
Capital notes (Note 9)                                                      11,000                 11,000
Accrued interest and other liabilities                                       9,532                  9,897
                                                                          --------     ------------------
  Total liabilities                                                        663,425                654,684
                                                                          --------     ------------------
Commitments and contingent liabilities (Notes 15 and 18)

STOCKHOLDERS' EQUITY
 Capital stock (Note 10)
  Class A common, par value $5 a share,
  authorized, 10,000,000 shares, issued 3,677,378
  shares in 1993 and 2,872,378 shares in 1992.                              18,387                 14,362
 Surplus                                                                    19,827                  7,742
 Undivided profits (Note 11)                                                37,121                 29,115
                                                                          --------     ------------------
  Total Stockholders' Equity                                                75,335                 51,219
                                                                          --------     ------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 738,760    $           705,903
                                                                          ========          ====================
See Notes to Consolidated Financial Statements

                               SIMMONS FIRST NATIONAL CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME
                           YEARS ENDED DECEMBER 31, 1993, 1992, and 1991

(Dollars in Thousands, Except Per Share Data)                                     1993           1992          1991
- ------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
 Loans                                                                         $  28,389      $  28,463      $  31,319
 Federal funds sold & securities purchased
  under agreements to resell                                                         738          1,625          3,127
 Investment securities - taxable                                                  10,196         11,749         10,499
 Investment securities - non-taxable                                               2,603          2,112          1,675
 Other securities                                                                      1            321            241
 Trading account                                                                   2,402          1,687          2,663
 Other interest                                                                       65             85            150
                                                                                --------       --------       --------
   Total interest income                                                          44,394         46,042         49,674
                                                                                --------       --------       --------
INTEREST EXPENSE
 Deposits                                                                         14,251         17,512         23,887
 Federal funds purchased and securities
  sold under agreements to repurchase                                                841          1,094          1,905
 Short-term borrowings                                                                79             90            263
 Long-term debt                                                                      773            821          1,083
                                                                                --------       --------       --------
   Total interest expense                                                         15,944         19,517         27,138
                                                                                --------       --------       --------
NET INTEREST INCOME                                                               28,450         26,525         22,536
 Provision for loan losses (Note 4)                                                3,006          3,741          3,552
NET INTEREST INCOME AFTER PROVISION                                             --------       --------       --------
 FOR LOAN LOSSES                                                                  25,444         22,784         18,984
                                                                                --------       --------       --------
NON-INTEREST INCOME Trust income                                                   1,807          1,750          1,425
 Service charges on deposit accounts                                               2,296          2,124          2,011
 Other service charges and fees                                                      879            784            805
 Income on sale of mortgage loans and
  trading account income, net of commissions                                       2,385          2,735          2,134
 Securities gains (losses)                                                           140             59             50
 Credit card fees                                                                 10,867          9,575          7,522
 Loan service fees                                                                 7,322          7,941          7,290
 Other income                                                                        433            610          1,877
                                                                                --------       --------       --------
   Total non-interest income                                                      26,129         25,578         23,114
                                                                                --------       --------       --------

NON-INTEREST EXPENSE
 Salaries and employee benefits                                                   19,609         18,677         16,630
 Net occupancy expense                                                             1,937          1,836          1,799
 Equipment expense                                                                 1,969          2,003          2,016
 Other real estate and foreclosure expense                                         2,336          2,471          2,308
 Other operating expense (Note 17)                                                12,860         12,991         12,116
                                                                                --------       --------       --------
   Total non-interest expense                                                     38,711         37,978         34,869
                                                                                --------       --------       --------

INCOME BEFORE INCOME TAXES                                                        12,862         10,384          7,229
 Provision for income taxes (Note 7)                                               3,466          2,907          1,929
                                                                                --------       --------       --------
NET INCOME                                                                     $   9,396      $   7,477      $   5,300
                                                                                ========       ========       ========
EARNINGS PER COMMON SHARE                                                      $    2.78      $    2.60      $    1.89
                                                                                ========       ========       ========
See Notes to Consolidated Financial Statements

                                   SIMMONS FIRST NATIONAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 1993, 1992, and 1991

(Dollars in Thousands)                                                            1993          1992           1991
- -----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                    $   9,396      $   7,477      $   5,300
 Items not requiring (providing) cash:
  Depreciation and amortization                                                    1,758          2,349          1,810
  Provision for loan losses                                                        3,006          3,741          3,552
  Amortization of premiums and discounts on investment
   securities and mortgage-backed certificates                                       517          1,032            242
  Deferred income taxes                                                              780           (488)          (581)
  Provision for  foreclosed assets                                                   265          1,062            825
  Securities gains                                                                  (140)           (59)           (50)
  Gain on sale of premises and equipment                                              (5)           (43)           (18)
 Changes in:
  Accrued interest receivable                                                        821            283             68
  Mortgage loans held for sale                                                   (23,414)        (9,626)         4,166
  Trading accounts                                                                (3,170)         5,181         (4,432)
  Prepaid expenses                                                                (2,910)        (4,464)        (4,112)
  Accounts payable and accrued expenses                                              321            (31)        (1,185)
  Income taxes payable                                                              (686)            37           (208)
                                                                                --------       --------       --------
   Net cash provided by (used in) operating activities                           (13,461)         6,451          5,377
                                                                                --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net originations of loans                                                       (28,167)       (41,684)        (4,261)
 Purchase of premises and equipment                                               (2,172)        (1,992)        (1,973)
 Proceeds from sale of fixed assets                                                   25             58             26
 Proceeds from the sale of foreclosed assets                                         989          1,814          1,001
 Proceeds from maturing and called investment securities                          88,927         39,379         28,297
 Proceeds from the sale of investment securities                                       0          3,770          1,060
 Purchase of investment securities                                               (84,936)       (78,536)       (51,587)
                                                                                --------       --------       --------
   Net cash used in investing activities                                         (25,334)       (77,191)       (27,437)
                                                                                --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of additional stock                                           16,110                           923
 Net increase in demand deposits, Money Market,
 All-In-One and savings accounts                                                  29,869         77,629         50,097
 Net decrease in certificates of deposit                                          (9,923)       (50,334)       (85,919)
 Repayments of other borrowings                                                  (93,944)      (108,507)      (111,837)
 Proceeds from other borrowings                                                   95,980        107,733        111,657
 Dividends paid                                                                   (1,390)        (1,150)        (1,022)
 Net increase (decrease) in federal funds purchased
  and securities sold under agreements to repurchase                             (12,876)           728        (14,565)
 Assumption of branch deposits                                                                                  72,200
                                                                                --------       --------       --------
   Net cash provided by financing activities                                      23,826         26,099         21,534
                                                                                --------       --------       --------

DECREASE IN CASH AND
 CASH EQUIVALENTS                                                                (14,969)       (44,641)          (526)


CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                                64,059        108,700         109,226
                                                                                --------       --------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $  49,090      $  64,059      $  108,700
                                                                                ========       ========       =========
See Notes to Consolidated Financial Statements

                            SIMMONS FIRST NATIONAL CORPORATION
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED DECEMBER 31, 1993, 1992, and 1991

                                                 Common                      Undivided
(Dollars in Thousands)                            stock       Surplus         profits      Total
- --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991,
 AS PREVIOUSLY REPORTED                         $  7,000      $  7,000      $ 26,259      $ 40,259


ADJUSTMENT TO RETROACTIVELY
CHANGE THE ACCOUNTING
METHOD FOR INCOME TAXES (Note 20)                                               (568)         (568)
                                                 -------       -------       -------       -------
BALANCE, DECEMBER 31, 1991, AS RESTATED            7,000         7,000        25,691        39,691


DECEMBER 24, 1991 - ADDITIONAL                       181           742                         923
 COMMON STOCK ISSUED TO CORPORATION'S
 EMPLOYEE STOCK OWNERSHIP STOCK
 OWNERSHIP PLAN (36,189 SHARES)

NET INCOME                                                                     5,300         5,300

CASH DIVIDENDS
 DECLARED ($0.37 per share)                                                   (1,022)       (1,022)
                                                 -------       -------       -------       -------
BALANCE, DECEMBER 31, 1991                         7,181         7,742        29,969        44,892

ADDITIONAL COMMON STOCK
 ISSUED:  100% STOCK DIVIDEND
 (1,436,189 SHARES)                                7,181                      (7,181)


NET INCOME                                                                     7,477         7,477


CASH DIVIDENDS
 DECLARED ($0.40 per share)                                                   (1,150)       (1,150)
                                                 -------       -------       -------       -------
BALANCE, DECEMBER 31, 1992                        14,362         7,742        29,115        51,219

SALE OF ADDITIONAL STOCK
 (805,000 SHARES)                                  4,025        12,085                      16,110

NET INCOME                                                                      9,396        9,396

CASH DIVIDENDS
 DECLARED ($0.40 per share)                                                    (1,390)      (1,390)
                                                 -------       -------       --------      -------
BALANCE, DECEMBER 31, 1993                      $ 18,387      $ 19,827      $  37,121     $ 75,335
                                                 =======       =======       ========      =======
See Notes to Consolidated Financial Statements

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Simmons First National Corporation provides a full range of banking and mortgage services to individual and corporate customers through its subsidiaries and branch banks in Arkansas. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowances for loan losses and the valuation of foreclosed assets. In connection with the determination of the allowances for loan losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.

     Management believes that the allowances for losses on loans and the valuation of foreclosed assets are adequate. While management uses available information to recognize losses on loans and the valuation of foreclosed assets, future losses may be accruable, based on changes in economic conditions, particularly in Arkansas. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for losses on loans and valuation of foreclosed assets. Such agencies may require the Bank to recognize additional losses, based on their judgments of information available to them at the time of their examination.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Simmons First National Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

     Various items within the accompanying financial statements for previous years have been reclassified, to provide more comparative information. These reclassifications had no effect on net earnings.

CASH EQUIVALENTS

     The Company considers all amounts due from banks and federal funds sold and securities purchased under agreements to resell as cash equivalents. The banking subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank, based on a percentage of deposits. The average amounts of those reserve balances for the years ended December 31, 1993 and 1992, were $6,312,000 and $3,807,000, respectively. The Federal Reserve requirement on transaction account reserves dropped from twelve to ten percent during 1993. Generally, federal funds and securities purchased under agreement to resell are purchased and sold for varying periods up to thirty days. These securities are purchased from other financial institutions and are held in the name of Simmons First National Bank at the Federal Reserve Bank until maturity of the agreement.


INVESTMENT SECURITIES

     Investments in debt securities intended to be held until maturity are valued at cost, and adjusted for amortization of premium and accretion of discount. Premiums and discounts on investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the constant-yield method over the period to maturity of the related securities.

     Interest and dividends on investment securities are reported in operating income. Realized gains and losses on the sale of investment securities are reported separately as securities gains (losses). Gains and losses on security transactions are recognized, using the specific identification method.

     In considering whether securities can be held until maturity, management considers whether there are conditions which would impair its ability to hold such securities until maturity. At present, management is not aware of any such conditions. Management has reviewed the securities individually, to determine whether there are permanent declines in values, and write downs have been recorded, if required.

MORTGAGE LOANS HELD FOR SALE

     Loans held for sale are carried at the lower of cost or market. Market is determined, based upon the agreed upon price at date of purchase of the loans.

ASSETS HELD FOR TRADING

     Securities held for trading are carried at fair value, based on quoted market price or dealer quotes. Gains and losses recognized upon the sales are determined on a specific identification basis.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses, based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

ALLOWANCE FOR LOSSES ON RESIDENTIAL MORTGAGE LOANS SERVICED FOR OTHERS

     A recourse loss allowance on loans serviced for others, including Veterans Administration loans included in Government National Mortgage Association and Federal National Mortgage Association pools, is provided, based on management's evaluation of historical losses, as well as prevailing and anticipated economic conditions.

PREMISES AND EQUIPMENT

     Depreciable assets are stated at cost, less accumulated depreciation.

Depreciation is charged to expense, using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized by the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

FORECLOSED ASSETS HELD FOR SALE

     Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value, as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Changes in the valuation allowance are charged or credited to other expense.

     Assets acquired by foreclosure also include loans upon which the foreclosure process is imminent or has been initiated but not completed and considered in-substance foreclosed. Such assets are carried at estimated fair value, and a related valuation allowance is provided for estimated costs to sell the assets.

EXCESS COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED

     Unamortized costs of purchased subsidiaries, in excess of the estimated fair value of underlying net tangible assets acquired, aggregated $1,041,000 (originally $2,646,000) at December 31, 1993, and are being amortized over a 20-year period, using the straight-line method. Unamortized costs allocated to the future earnings potential of acquired deposits were $36,000 (originally $730,000) at December 31, 1993, and are being amortized over ten years, using the straight-line method. Amortization expense was $192,000 for 1993, 1992 and 1991.

     The amount paid to the Resolution Trust Corporation of $1,994,000, to purchase four of the branch operations of First American Savings Bank of Fort Smith, Arkansas, has been allocated, in part, to the future earnings potential of acquired deposits (originally $1,360,000), which will be amortized over ten
years, using the straight-line method.    Unamortized costs at December 31,
1993, were $944,000. The remaining intangible (originally $634,000) will be amortized over fifteen years, using the yield method. Unamortized costs at December 31, 1993, were $410,000. Amortization for the period ended December 31, 1993, and 1992, was $205,000 and $210,000, respectively.

     The amount paid to the Resolution Trust Corporation of $684,000, to purchase three of the branch operations of First Savings Bank of Arkansas and one branch of Home Federal Savings Association, has been allocated, in part, to the future earnings potential of acquired deposits (approximately $336,000), which will be amortized over ten years, using the straight-line method. The remaining intangible will be amortized over fifteen years, using the yield method. Amortization for the period ended December 31, 1993, and 1992, was $73,000 and $76,000, respectively.

FEE INCOME

     Periodic bank card fees, net of direct origination costs, are recognized as revenue on a straight-line basis, over the period the fee entitles the cardholder to use the card. Other loan fees, net of direct origination costs, are recognized as revenue on a yield basis over the term of the loans.

Income Taxes

     Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and taxbases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets, if it is more likely than not that a deferred tax asset will not be realized.

Earnings Per Common Share

     Earnings per common share are based on the weighted average number of common shares outstanding during each year. Common share equivalents in the form of employee stock options, were not materially dilutive. On April 13, 1992, the Board of Directors of the Company declared a 100% stock dividend. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively, to reflect the effects of the stock dividend on a consistent basis. Weighted average shares outstanding were 3,378,200; 2,464,281 and 2,872,378, for 1993, 1992 and 1991,
respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth in Note 21 to the consolidated financial statements. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk
characteristics of various financial instruments, and other factors.   These
estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on and off balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Also, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the fair value.

NOTE 2:  INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investments in debt securities are as follows:

                                         December 31, 1993                                       December 31, 1992
                      -----------------------------------------------------  ----------------------------------------------------
                                       Gross        Gross       Estimated                     Gross          Gross      Estimated
(Dollars in             Amortized    unrealized   unrealized      Fair        Amortized     unrealized     unrealized      Fair
 Thousands)               cost         gains       (losses)       value         cost           gains        (losses)       value
- --------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury          $ 132,778    $   5,599    $     (33)     $ 138,344     $ 122,171     $   5,603     $      --     $ 127,774
U.S. Government
 agencies                 13,215          546          (28)        13,733        38,922         1,005           (11)       39,916
Mortgage-backed
 securities                1,008           24          (10)         1,022         1,310            24           (22)        1,312
State and political
 subdivisions             49,438        2,680          (52)        52,066        40,130         1,529          (303)       41,356
Other securities           2,187          365           (1)         2,551           461           513            (1)          973
                        --------     --------     --------       --------      --------      --------      --------      --------
                       $ 198,626    $   9,214    $    (124)     $ 207,716     $ 202,994     $   8,674     $    (337)    $ 211,331
                        ========     ========     ========       ========      ========      ========      ========      ========

     Maturities of investment securities at December 31, 1993, are as follows:

                                                                                 Estimated
                                                                  Amortized         fair
(Dollars in Thousands)                                              cost            value
- --------------------------------------------------------------------------------------------
One year or less                                                  $  56,546       $  56,949
After one through five years                                         87,048          91,919
After five through ten years                                         44,757          47,293
After ten years                                                       7,080           7,982
Mortgage-backed securities not due on a single maturity date          1,008           1,022
Other securities                                                      2,187           2,551
                                                                   --------        --------
                                                                  $ 198,626       $ 207,716
                                                                   ========        ========

     The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $74,492,000 at December 31, 1993, and $63,055,000 at December 31, 1992. The approximate fair value of pledged securities amounted to $79,588,000 at December 31, 1993, and $68,648,000 at December 31, 1992.

     The book value of securities sold under agreement to repurchase amounted to $152,000 and $693,000 for December 31, 1993 and 1992, respectively.

     During 1993, there were no securities sold. The gross realized gains of $143,000 and gross realized losses of $3,000 were the result of called bonds.

                                         December 31,
(Dollars in Thousands)        1993          1992         1991
- ------------------------------------------------------------------
Proceeds from sales        $      --     $   3,770     $   1,060
                            ========      ========      ========
Gross gains                      143     $      80           140
Gross losses                      (3)          (21)          (90)
                            --------      --------      --------
Securities gains (losses)  $     140     $      59     $      50
                            ========      ========      ========

     Approximately 18 percent of the state and political subdivisions are rated A or above. Of the remaining securities, most are nonrated bonds and represent small, Arkansas issues, which are evaluated internally for credit worthiness on an ongoing basis.

     At January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities into one of three categories: Trading, Available for Sale, or Held to Maturity. This resulted in a net increase in stockholders' equity of approximately $946,000.

NOTE 3:  ACQUISITIONS

     On July 26, 1991, Simmons purchased from the Resolution Trust Corporation, for $586,000, selected assets and deposits of three offices of First Savings Bank of Arkansas, located in Fort Smith and Pine Bluff. Simmons received $54,500,000 in cash and $60,000 in installment loans and assumed $55,100,000 in deposits. On September 20, 1991, Simmons assumed $17,700,000 in deposits of Savers Savings Associations' Pine Bluff branch and received an equal amount of cash.

     On March 30, 1992, Simmons acquired selected assets and deposits of a Pine Bluff office of Home Federal Savings Association of Kansas City. Simmons paid $98,000 to assume approximately $10,000,000 in deposits.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

                 The various categories are summarized as follows:

(Dollars in Thousands)                             1993           1992
- --------------------------------------------------------------------------
Loans:
 Consumer:
  Credit card                                   $ 168,673      $ 162,251
  Student loan                                     65,379         58,727
  Other consumer                                   36,763         31,878
 Real estate:
  Construction                                      6,281          4,708
  Single family residential                        36,651         42,177
  Other commercial                                 37,853         27,991
 Commercial:
  Commercial                                       20,007         20,833
  Agricultural                                     16,088         12,917
  Financial institutions                            3,087          3,142
 Other                                              3,998          3,475
  Total loans before unearned discount           --------       --------
   and allowances for loan losses                 394,780        368,099
 Unearned discount                                   (354)          (444)
 Allowance for loan losses                         (7,430)        (5,748)
                                                 --------       --------
   Net loans                                    $ 386,996      $ 361,907
                                                 ========       ========

(Dollars in Thousands)                                                    1993        1992         1991
- ------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses:
  Balance, beginning of year                                            $  5,748     $  5,302     $  4,507
  Additions
   Provision charged to expense                                            3,006        3,741        3,552
                                                                         -------      -------      -------
                                                                           8,754        9,043        8,059
  Deductions
   Losses charged to  allowance, net of recoveries of
    $727,000 for 1993, $375,000 for 1992,
    and $327,000 for 1991                                                  1,324        3,295        2,757
                                                                         -------      -------      -------
  Balance, end of year                                                  $  7,430     $  5,748     $  5,302
                                                                         =======      =======      =======

     Loans on which the accrual of interest has been discontinued aggregated $2,813,000 and $4,374,000, at December 31, 1993 and 1992, respectively. If interest on those loans had been accrued, such income would have approximated $347,000 and $507,000 for 1993 and 1992, respectively.

NOTE 5:  FORECLOSED ASSETS HELD FOR SALE

     At December 31, 1993 and 1992, foreclosed assets held for sale included $363,000 and $1,225,000 in loans which were considered in-substance foreclosed, respectively.

     Transactions in the allowance for losses on foreclosed assets were as follows:

(Dollars in Thousands)                              1993         1992
- -------------------------------------------------------------------------
Balance, beginning of year                        $    175     $     --
 Provisions charged to expense                          71          175
 Selling expenses incurred on foreclosed
  assets sold                                          (80)          --
                                                   -------      -------
Balance, end of year                              $    166     $    175
                                                   =======      =======

NOTE 6:  PREMISES AND EQUIPMENT

     Major classifications of premises and equipment, stated at cost, are as follows:

                                                                          Estimated
(Dollars in Thousands)                           1993         1992       Useful Lives
- --------------------------------------------------------------------------------------
Land                                           $  1,976      $  1,976
Buildings and improvements                       10,872        10,242    10-50 years
Leasehold improvements                            1,519         1,519     5-20 years
Equipment                                        11,657        10,398     3-10 years
                                                -------       -------
                                                 26,024        24,135
Accumulated depreciation                         15,804        14,880
                                                -------       -------
   Total premises and equipment                $ 10,220      $  9,255
                                                =======       =======

NOTE 7:  INCOME TAXES

       The provision for income taxes is comprised of the following components:

<cption>

(Dollars in Thousands)                       1993         1992         1991
- -------------------------------------------------------------------------------
Income taxes currently payable             $  4,246     $  3,395     $  2,510
Deferred income taxes                          (780)        (488)        (581)
                                            -------      -------      -------
Provision for income taxes                 $  3,466     $  2,907     $  1,929
                                            =======      =======      =======

     The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

(Dollars in Thousand                                 1993        1992
- --------------------------------------------------------------------------
Deferred tax assets:
 Allowance for loan losses                        $  2,929     $  2,201
 Valuation adjustment of foreclosed
  assets held for sale                                 470          465
 Deferred compensation payable                         342          335
 Deferred loan fee income                              980          839
 Other                                                 706          657
                                                   -------      -------
                                                     5,427        4,497

Deferred tax liabilities:
 Accumulated depreciation                             (389)        (337)
                                                   -------      -------
Net deferred tax asset before
 valuation allowance                                 5,038        4,160
                                                   -------      -------
Valuation allowance:
 Beginning balance                                    (466)        (405)
 Change during period                                  (98)         (61)
                                                   --------     -------
 Ending balance                                       (564)        (466)
                                                   --------     -------
Net deferred tax assets included in
 other assets on balance sheets                   $   4,474    $  3,694
                                                   ========     =======

      The valuation allowance relates to the benefits of state income tax carry forwards included in deferred tax assets.

      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(Dollars in Thousands)                              1993         1992          1991
- ----------------------------------------------------------------------------------------
Computed at the statutory rate (34%)             $  4,373      $  3,530      $  2,458

Increase (decrease) resulting from:
  Tax exempt income                                  (913)         (745)         (678)
  Amortization of intangible assets                    94            97            88
  Other differences, net                              (88)           25            61
                                                  -------       -------       -------

Actual tax provision                             $  3,466      $  2,907      $  1,929
                                                  =======       =======       =======

NOTE 8:  TIME DEPOSITS

     Time deposits include approximately $61,353,000 and $60,991,000 of certificates of deposit of $100,000 or more, at December 31, 1993 and 1992, respectively.

      Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 9:  LONG-TERM DEBT AND CAPITAL NOTES

     Long-term debt and capital notes at December 31, 1993 and 1992, consisted of the following components:

(Dollars in Thousands)                    1993          1992
- ------------------------------------------------------------------
Capital notes                           $  11,000      $  11,000

Other debt                                  1,178          1,208
                                         --------       --------
    Total long-term debt                $  12,178      $  12,208
                                         ========       ========

     Capital notes of Simmons First National Corporation are due June 30, 1997, with interest payable quarterly and rates adjusted quarterly to the then prime rate offered by Chase Manhattan in New York, which was adjusted at December 31, 1993, to 6%.

     Other debt consists of a mortgage note payable to Mutual Benefit Life Insurance Corporation, secured by land and building with a book value of $2,347,000, payable in equal monthly installments of $12,000, including interest at approximately 9.75% per annum. Final payment is due August, 2008.

     Aggregate annual maturities of long-term debt at December 31, 1993 are:

                                  (Dollars in
  Year                             Thousands)
- ------------------------------------------------
1994                                $     34
1995                                      37
1996                                      41
1997                                  11,045
1998                                      49
Thereafter                               972
                                     -------
                                    $ 12,178
                                     =======

NOTE 10:  CAPITAL STOCK

     In addition to the common stock from which stock has been issued, as shown on the balance sheet, the following classes of stock have been authorized:

     Class B common stock of $1.00 par value per share, authorized 300 shares:
      none issued.

     Class A preferred stock of $100.00 par value per share, authorized 50,000 shares: none issued.

     Class B preferred stock of $100.00 par value per share, authorized 50,000 shares: none issued.

     On April 13, 1992, the board of directors of the Company declared a 100% stock dividend to shareholders of record on May 15, 1992, payable on June 5, 1992. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively, to reflect the effects of the stock dividend on a consistent basis.

     On May 12, 1993, the Company issued 700,000 shares of Class A Common Stock. And on June 10, 1993, the Company issued an additional 105,000 shares. The net proceeds to the Company stockholders' equity after expenses was $16.1 million.

NOTE 11:  UNDIVIDED PROFITS

     The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of the current year earnings. At December 31, 1993, the bank subsidiaries had $11,900,000 in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies. The most restrictive regulatory capital requirements at December 31, 1993 and 1992, were $35,392,000 and $36,208,000, respectively.

     The risk-based capital guidelines of the Federal Reserve Board required a minimum risk-adjusted ratio for total capital of 8% by the end of 1992. The Federal Reserve Board has further refined its guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution is one that has at least a 10% "total risk-based capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 5% "Tier 1 leverage capital" ratio. At December 31, 1993, each of the three subsidiary banks met the capital standards for a well-capitalized institution. The Company's risk-based capital ratio at December 31, 1993, was 20.01%.

NOTE 12:  LEASES

     At December 31, 1993, 1992, and 1991, there were obligations under a number of long-term land and office operating leases, which required minimum annual rentals, aggregating approximately $589,000 for 1993, $580,000 for 1992, and $504,000 for 1991. The leases extend for varying periods, up to the year 2057.

     Minimum annual rentals under these non-cancelable leases at December 31, 1993, are as follows:

                                           (Dollars in
    Year                                   Thousands)
- -----------------------------------------------------------------------------------
1994-1998 (each year)                      $   503
1999-2003 (five year aggregate)              1,030
2004-2008 (five year aggregate)                724
2009-2013 (five year aggregate)                661
2014 and thereafter (aggregate)              3,257

     The corporate subsidiaries are obligated under equipment leases on a month-to-month basis, which are expected to be renewed and had aggregate annual rentals of approximately $166,000 in 1993, $242,000 in 1992, and $261,000 in
1991. The subsidiaries are also obligated on one-year leases for office and storage space, having aggregate annual rentals of approximately $63,000 in 1993, $113,000 in 1992, and $221,000 in 1991.

NOTE 13:  TRANSACTIONS WITH RELATED PARTIES

     At December 31, 1993 and 1992, the subsidiary banks had loans outstanding to executive officers, directors, and to companies in which the banks' executive officers or directors were principal owners, in the amount of $4,687,000 in 1993, and $3,888,000 in 1992.

(Dollars in Thousands)
- --------------------------------------------------------
Balance - December 31, 1992                $   3,888
New loans                                      2,369
Repayments                                    (1,570)
                                            --------
Balance - December 31, 1993                $   4,687
                                            ========

     In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

NOTE 14: EMPLOYEE BENEFIT PLANS

     In October, 1990, the Board of Directors approved the adoption of a 401(k) retirement plan, effective January 1, 1991, covering substantially all employees. Employees may contribute up to 12% of their compensation, with the Company and its subsidiaries matching 25% of the employee's contribution on the first 5% of the employee's compensation. The charges to income for this contribution in 1993, 1992 and 1991 were $106,000, $94,000 and $88,000, respectively.

     The Company and its subsidiaries have a discretionary profit sharing and employee stock ownership plan covering all employees. The charges to income for the plan were $550,000 for 1993, $485,000 for 1992, and $440,000 for 1991.

     On May 14, 1990, the Board of Directors adopted an incentive and nonqualified stock option plan. Pursuant to the plan, an aggregate of 140,000 shares were reserved for future issuance by the Company, upon exercise of stock options to be granted to officers and other key employees.

     The table below summarizes the transactions under the Company's stock option plan:

                                                             -----Shares-----
                                                                           Under
                                                          Available        Option
- -------------------------------------------------------------------------------------
Authorized Shares                                            140,000
 Options Granted May 14, 1990
 ($10 per share)                                             (10,000)       10,000
                                                            --------       -------
Balance, December 31, 1990                                   130,000        10,000
 Options Granted September 23, 1991
 ($12.4375 per share)                                        (14,000)       14,000
                                                            --------       -------
Balance, December 31, 1991                                   116,000        24,000
 Options Granted April 13, 1992
 ($14.4375 per share)                                        (34,000)       34,000
 Options Granted November 9, 1992
 ($18.50 per share)                                           (5,000)        5,000
                                                            --------       -------
Balance, December 31, 1992                                    77,000        63,000
 Options Granted in 1993                                          --            --
                                                            --------       -------
 Balance, December 31, 1993                                   77,000        63,000
                                                            ========       =======
 Options exercisable at December 31, 1993                                   29,600
                                                                           =======

     Also, Simmons First National Bank and Simmons First Bank Jonesboro have a deferred compensation agreement with certain active and retired officers. The agreement provides monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $187,000 for 1993, $120,000 for 1992 and $89,000 for 1991. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8% discount factor.

NOTE 15:  CONTINGENT LIABILITIES

     In late 1990, Simmons agreed to sell a substantial portion of its mortgage servicing rights. During 1991, Simmons received $1,250,000 in settlement of a lawsuit, for failure of the defendant to complete the purchase. In July, 1992, the defendant in the previous suit brought action against Simmons, alleging misrepresentations in the settlement agreement and other causes. The complaint seeks $1,000,000 in compensatory damages and $500,000 in punitive damages, plus attorneys' fees. Management has determined, through the investigation of facts and relevant laws, that the plaintiff's suit is without merit and the likelihood of an unfavorable outcome to the bank is remote.

     Various other unrelated legal proceedings, most of which involve loan foreclosure activity, pending against the Company and/or its subsidiary banks in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

     Mortgage loans serviced for others totaled $1,395,424,004 and $1,368,748,000 at December 31, 1993 and 1992, respectively, of which mortgage-backed securities serviced totaled $1,123,747,000 and $1,171,757,000 at December
31, 1993 and 1992, respectively.   At December 31, 1993, Simmons First National
Bank serviced approximately $187,338,000 in Veterans Administration loans subject to certain recourse provisions. A reserve of $310,000 has been established for potential loss obligations, based on management's evaluation of historical losses, as well as prevailing and anticipated economic conditions, giving consideration for specific reserves. Such reserve is included in other liabilities.


     Below are the transactions in that reserve:


(Dollars in Thousands)                   1993        1992       1991
- ------------------------------------------------------------------------
Balance, beginning of year               $  556      $  695     $  464
Additions
 Provision charged to expense                 0         105        712

Deductions
 Losses charged to reserve                  (246)      (244)       (481)
                                          ------      -----      ------
Balance, end of year                     $   310     $  556     $   695
                                          ======      =====      ======

NOTE 16:  ADDITIONAL CASH FLOW INFORMATION FOR 1993, 1992, AND 1991

(Dollars in Thousands)                                     1993         1992           1991
- ------------------------------------------------------------------------------------------------
Non Cash Investing Activities:
 Sale and financing of other real estate                 $    292     $   1,990     $     518

 Real estate acquired in settlement of debt                 1,230         1,353         2,705

Additional Cash Payment Information:

  Interest paid                                             16,319        20,452       28,338

  Income taxes paid                                          3,968         3,145        2,483

NOTE 17:  OTHER OPERATING EXPENSE

     Other non-interest expense consists of the following:

(Dollars in Thousands)                     1993         1992       1991
- -----------------------------------------------------------------------------
Professional services                    $  1,530     $  1,542     $  1,189
Postage                                     1,267        1,365        1,190
Telephone                                     783          798          738
Credit card expense                         1,163        1,083          947
Operating supplies                            954        1,810        1,100
FDIC insurance                              1,293        1,066          854
Miscellaneous expenses                      5,870        5,330        6,098
                                          -------      -------      -------
                                         $ 12,860     $ 12,994     $ 12,116
                                          =======      =======      =======

NOTE 18:  COMMITMENTS AND CREDIT RISK

      The three subsidiary banks grant agri-business, credit card, commercial, and residential loans to customers throughout the state. Although the banks have a diversified loan portfolio, unsecured debt in the form of credit card receivables comprised approximately 42.8% and 44.1% of the portfolio, as of December 31, 1993 and 1992, respectively.

      Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.

      At December 31, 1993 and 1992, the Company had outstanding commitments to originate loans aggregating approximately $48,238,000 and $43,699,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $12,025,000 and $12,381,000 at December 31, 1993 and 1992, respectively, with the remainder at floating market rates.

      Letters of credit are conditional commitments issued by the bank subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     The Company had total outstanding letters of credit amounting to $820,000 and $638,000 at December 31, 1993 and 1992, respectively, with terms ranging from 95 days to ten years.

     Lines of credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on balance sheet instruments.

     At December 31, 1993, the Company had granted unused lines of credit to borrowers, aggregating approximately $3,615,000 and $132,140,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1992, unused lines of credit to borrowers aggregated approximately $5,160,000 for commercial lines and $131,631,000 for open-end consumer lines, respectively.

     For the risks related to residential mortgage loans serviced for others, see Note 15.

NOTE 19:  FUTURE CHANGES IN ACCOUNTING PRINCIPLES

     As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities into one of three categories: Trading, Available for Sale, or Held to Maturity. The adoption of SFAS No. 115 resulted in a net increase in stockholders' equity of approximately $946,000.

     Management will determine the appropriate classification of debt securities at the time of purchase and re-evaluate the classifications periodically. Trading account securities are used to provide inventory for resale. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held to maturity or trading are classified as available for sale.

     The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" which requires that impaired loans be measured, based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent.
 This Statement applies to financial statements for fiscal year 1995. The extent to which the standard will have an impact, if any, on the Company has not been determined.

NOTE 20: CHANGE IN ACCOUNTING PRINCIPLES

     The Company has adopted Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company elected to adopt FAS 109 with a retroactive restatement of stockholders' equity, as of January 1, 1989. The adoption of SFAS 109 had no material impact on 1992, 1991, 1990 and 1989 earnings.

NOTE 21: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS

      The carrying amount for cash and cash equivalents approximates fair value.

INVESTMENTS

      For securities held as investments and in trading accounts, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated, using quoted market prices for similar securities. The carrying amount of occrued interest receivable approximates its fair value.

MORTGAGE LOANS HELD FOR SALE

      For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated, using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

LOANS

     The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value. The comparative figures for 1993 reflect an increase in value as compared to the carrying value relative to the 1992 figures.

DEPOSITS

      The fair value of demand deposits, savings accounts, NOW accounts, and certain money market deposits is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed-maturity time deposits is estimated, using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value. The comparative figures for 1993 show an increase in the fair value of liabilities relative to the carrying value over the 1992 figures.

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

     The carrying amount for securities sold under agreement to repurchase and other borrowings is a reasonable estimate of fair value.

LONG-TERM DEBT AND CAPITAL NOTES PAYABLE

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.


COMMITMENTS TO EXTEND CREDIT, LETTERS OF CREDIT AND LINES OF CREDIT

     The fair value of commitments is estimated, using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

     The following table represents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                                      December 31, 1993              December 31, 1992
                                                     Carrying        Fair           Carrying        Fair
(Dollars in Thousands)                                Amount         Value           Amount         Value
- --------------------------------------------------------------------------------------------------------------
Financial assets:
 Cash and cash equivalents                           $  49,090     $  49,090       $  64,059     $  64,059
 Investments                                           198,626       207,716         202,994       211,331
 Trading account                                         3,759         3,759             589           589
 Mortgage loans held for sale                           47,775        47,903          24,361        24,431
 Interest receivable                                     5,829         5,829           6,650         6,650
 Loans, net of unearned discounts and
  allowance for loan losses                            386,996       389,915         361,907       362,864

Financial liabilities:
 Non-interest bearing transaction accounts             135,468       135,468         109,806       109,806
 Interest bearing transaction accounts and
  savings deposits                                     224,730       224,730         220,523       220,523
 Time deposits                                         250,157       252,738         260,080       260,510
 Federal funds purchased and securities
  sold under agreement to repurchase                    26,347        26,347          39,223        39,223
 Short-term debt                                         5,013         5,013           2,947         2,947
 Capital notes                                          11,000        11,000          11,000        11,000
 Long-term debt                                          1,178           145           1,208         1,296
 Interest payable                                        9,532         9,532           9,897         9,897

Unrecognized financial instruments:
 Commitments to extend credit                           48,238        48,238          43,699        43,699
 Letters of credit                                         820           820             638           638
 Lines of credit                                       135,755       135,755         136,791       136,791

NOTE 22:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                               CONDENSED BALANCE SHEETS
                              DECEMBER 31, 1993 and 1992
(Dollars in Thousands)                                            1993          1992
- ------------------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents                                      $   2,344      $   3,539
 Investment in wholly-owned subsidiaries                           56,579         52,501
 Excess cost over fair value of
  tangible assets acquired                                          1,041          1,233
 Investment securities                                             24,501             --
 Loans                                                                 --          3,750
 Fixed assets                                                       2,948          2,665
 Other assets                                                       1,607          1,754
                                                                 --------       --------
   Total Assets                                                 $  89,020      $  65,442
                                                                 ========       ========
LIABILITIES
 Borrowed funds                                                 $  12,178      $  12,208
 Other liabilities                                                  1,507          2,015
                                                                 --------       --------
   Total Liabilities                                            $  13,685      $  14,223
                                                                 --------       --------
STOCKHOLDERS' EQUITY
 Common stock stated value                                         18,387         14,362
 Capital surplus                                                   19,827          7,742
 Retained earnings                                                 37,121         29,115
                                                                 --------       --------
   Total Stockholders' Equity                                      75,335         51,219
    Total Liabilities and                                        --------       --------
     Stockholders' Equity                                       $  89,020      $  65,442
                                                                 ========       ========

                                 CONDENSED STATEMENTS OF INCOME
                         YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
(Dollars in Thousands)                                         1993          1992           1991
- -----------------------------------------------------------------------------------------------------
INCOME
 Dividends from subsidiaries                                 $  5,101      $  4,044       $  3,094
 Other income                                                   3,269           729            605
                                                              -------       -------        -------
                                                                8,370         4,773          3,699
EXPENSES                                                        3,885         1,578          1,875
                                                              -------       -------        -------
INCOME BEFORE INCOME TAX AND EQUITY IN
 UNDISTRIBUTED NET INCOME OF SUBSIDIARIES                       4,485         3,195          1,824
APPLICABLE INCOME TAX CREDIT                                     (167)         (230)          (373)
INCOME BEFORE EQUITY IN UNDISTRIBUTED                         -------       -------        -------
 NET INCOME OF SUBSIDIARIES                                     4,652         3,425          2,197
EQUITY IN UNDISTRIBUTED NET INCOME
 OF SUBSIDIARIES                                                4,744         4,052          3,103
                                                              -------       -------        -------
NET INCOME                                                   $  9,396      $  7,477       $  5,300
                                                              =======       =======        =======

                                   CONDENSED STATEMENTS OF CASH FLOWS
                              YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
(Dollars in Thousands, Except Per Share Data)                      1993          1992           1991
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $   9,396     $   7,477     $   5,300
 Items not requiring (providing) cash:
  Depreciation and amortization                                       588           290           329
  Accretion                                                          (306)           (1)            1
  Deferred income taxes                                              (105)          (78)           47
  Equity in undistributed net income of bank subsidiaries          (4,744)       (4,052)       (3,103)
 Changes in:
  Accounts receivable                                                  327         (778)          274
  Accounts payable and accrued expenses                               (400)         389           324
 Income taxes payable                                                   (3)          65          (106)
                                                                 ---------     --------      --------
   Net cash provided by (used in) operating activities               4,753        3,312         3,066
                                                                 ---------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (originations) collections of loans                             3,750       (1,500)       (1,000)
 Purchase of premises and equipment                                   (268)         (31)          (62)
 Proceeds from sale of fixed assets                                   (296)
 Proceeds from sale of investment securities                           781
 Purchase of investment securities                                 (24,605)
                                                                 ---------     ---------     --------
   Net cash used in investing activities                           (20,638)      (1,531)       (1,062)
                                                                 ---------     --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal reduction on long-term debt                                 (30)         (27)          (25)
 Dividends paid                                                     (1,390)       (1,150)      (1,022)
 Proceeds from sale of additional stock                             16,110                        923
                                                                 ---------     ---------     --------
   Net cash provided by (used in) financing activities              14,690        (1,177)        (124)
                                                                 ---------     ---------     --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  (1,195)          604        1,880

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         3,539         2,935        1,055
                                                                 ---------     ---------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $    2,344    $    3,539    $   2,935
                                                                 =========     =========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No items are reportable hereunder.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 10, 1994, to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 10, 1994, to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 10, 1994, to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 10, 1994, to be filed pursuant to Regulation 14A.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2.  Financial Statements and any Financial Statement Schedules

     The financial statements and financial statement schedules listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this annual report.

    3.  Exhibits

     The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the three-month period ended December 31, 1993.

                                SIGNATURES
                               ------------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   /s/ John L. Rush            March 28, 1994
                                  --------------------------------------------
                                   John L. Rush, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1994.

     Signature                         Title
     -----------                        ----

/s/ W. E. Ayres            Chairman, Chief Executive Officer and Director
- -------------------------
W. E. Ayres

/s/ J. Thomas May          President and Director
- -------------------------
J. Thomas May

/s/ Barry L. Crow          Executive Vice President and Chief Financial
- ------------------------- Officer (Principal Financial and Accounting Officer) Barry L. Crow

/s/ Donald W. Stone        Director
- -------------------------
Donald W. Stone

/s/ C. Ramon Greenwood     Director
- -------------------------
C. Ramon Greenwood

/s/ David R. Perdue        Director
- -------------------------
David R. Perdue

/s/ Adam B. Robinson       Director
- -------------------------
Adam B. Robinson

/s/ Harry L. Ryburn        Director
- -------------------------
Harry L. Ryburn

/s/ Ben V. Floriani        Director
- -------------------------
Ben V. Floriani

                           Director
- -------------------------
Paul M. Henson