Form 10-Q
period 1994-03-31
SIMMONS FIRST NATIONAL CORP
filed 1994-05-12
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION
                       -----------------------------------

                              Financial Statements
                              --------------------

                                  (Form 10-Q)
                                 -------------

                                March 31, 1994
                                ---------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994             Commission File Number 06253
                  ---------------                                   ------

                      SIMMONS FIRST NATIONAL CORPORATION
- - ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


      Arkansas                                                    71-0407808
- - ------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


  501 Main Street      Pine Bluff, Arkansas                      71601
- - ------------------------------------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code      501-541-1350
                                                   ---------------------

                                                  Not Applicable
- - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X     NO
                                    ----      ----

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Indicate the number of shares outstanding of each of issuer's classes of securities.

            Class A, Common              3,677,378
            Class B, Common              None

                     SIMMONS FIRST NATIONAL CORPORATION

                                 INDEX


                                                                     Page No.

Part I:   Summarized Financial Information

          Consolidated Balance Sheets --
            March 31, 1994 and December 31, 1993                        3-4

          Consolidated Statements of Income --
            Three Months ended March 31, 1994 and 1993                    5

          Consolidated Statements of Cash Flows --
            Three Months ended March 31, 1994 and 1993                  6-7

          Consolidated Statement of Changes in Stockholders'
            Equity -- Three Months ended March 31, 1994 and 1993          8

          Notes to Consolidated Financial Statements                   9-16

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          17

          Review by Independent Certified Public Accountants             18

Part II:  Other Information

                                  Part I
                                 --------

A.        Summarized Financial Information

                     SIMMONS FIRST NATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1994 AND DECEMBER 31, 1993

                                 ASSETS
                                -------
                                                     March 31,     December 31,
(Dollars in Thousands)                                 1994            1993
- - -------------------------------------------------------------------------------
                                                           (Unaudited)
Cash and due from banks                            $    34,114     $    35,020

Federal funds sold and securities purchased
under agreements to resell                              27,340          14,070
                                                    ----------      ----------
     Cash and cash equivalents                          61,454          49,090

Investment securities (Note 6)
   Securities held to maturity                         148,996         198,626
   Securities available for sale                        57,201

Mortgage loans held for delivery
   against commitments                                  34,930          47,775

Assets held in trading accounts                          1,774           3,759

Loans                                                  372,026         394,426
   Allowance for loan losses (Note 5)                   (7,512)         (7,430)
                                                    ----------      ----------
     Net loans (Note 5)                                364,514         386,996

Premises and equipment                                  10,632          10,220

Foreclosed assets held for sale, net                     2,359           2,877

Interest receivable                                      5,782           5,829

Other assets                                            33,511          33,588
                                                    ----------      ----------
     Total Assets                                  $   721,153     $   738,760
                                                    ==========      ==========

The December 31, 1993 Consolidated Balance Sheet is as reported in the Company's 1993 Annual Report.

See Notes to Consolidated Financial Statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------
                                                    March 31,     December 31,
(Dollars in Thousands)                                1994            1993
- - ------------------------------------------------------------------------------
                                                           (Unaudited)
Non-interest bearing transaction accounts          $   116,240     $   135,468
Interest bearing transaction and
   savings deposits                                    236,139         224,730
Time deposits (Note 9)                                 243,240         250,157
                                                    ----------      ----------
     Total Deposits                                    595,619         610,355

Federal funds purchased and securities
   sold under agreements to repurchase                  22,668          26,347
Borrowed funds                                          14,305          17,191
Other liabilities                                       10,281           9,532
                                                    ----------      ----------
     Total Liabilities                                 642,873         663,425
                                                    ----------      ----------

STOCKHOLDERS' EQUITY

Capital stock
   Class A, common, par value $5 a share,
   authorized 10,000,000 shares;
   issued and outstanding 3,677,378
   1993 and 1994                                        18,387          18,387
Surplus                                                 19,827          19,827
Net unrealized gain (loss) on securities
   available for sale                                      687              --
Undivided profits (Note 10)                             39,379          37,121
                                                    ----------      ----------
      Total Stockholders' Equity                   $    78,280     $    75,335
                                                    ----------      ----------
        Total Liabilities and
         Stockholders' Equity                      $   721,153     $   738,760
                                                    ==========      ==========

The December 31, 1993 Consolidated Balance Sheet is as reported in the Company's 1993 Annual Report.

See Noted To Consolidated Financial Statements.

                      SIMMONS FIRST NATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                                        Three Months Ended
                                                     March 31,       March 31,
(Dollars in thousands, except per share figures)       1994            1993
- - -------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                            $     7,150     $     7,014
  Federal funds sold and securities
    purchased under agreements to resell                   231             278
  Investment securities - taxable
    Held to maturity                                     1,468           2,731
    Available for sale                                     738
  Investment securities - non-taxable
    Held to maturity                                       694             612
  Mortgage loans held for delivery
    against commitments                                    611             357
  Trading account                                           32              90
  Other interest                                            11              19
                                                    ----------      ----------
       TOTAL INTEREST INCOME                            10,935          11,101
                                                    ----------      ----------
INTEREST EXPENSE
  Deposits                                               3,384           3,672
  Borrowed funds                                           419             491
                                                    ----------      ----------
       TOTAL INTEREST EXPENSE                            3,803           4,163
                                                    ----------      ----------
NET INTEREST INCOME                                      7,132           6,938
  Provision for loan losses                                525             864
NET INTEREST INCOME AFTER PROVISION                 ----------      ----------
  FOR LOAN LOSSES                                        6,607           6,074
NON-INTEREST INCOME                                 ----------      ----------
  Trust income                                             455             409
  Service charges on deposit accounts                      548             566
  Other service charges and fees                           237             254
  Income on sale of mortgage loans and trading
    account income, net of commissions                     775             676
  Securities gains (losses)                                 19              21
  Other operating income                                 4,922           4,419
                                                    ----------      ----------
       TOTAL NON-INTEREST INCOME                         6,956           6,345
NON-INTEREST EXPENSE                                ----------      ----------
  Salaries and employee benefits                         5,282           4,925
  Net occupancy expense                                    480             466
  Equipment expense                                        511             516
  Other operating expense                                3,665           3,557
                                                    ----------      ----------
       TOTAL NON-INTEREST EXPENSE                        9,938           9,464
                                                    ----------      ----------
NET INCOME BEFORE INCOME TAXES                           3,625           2,955
  Provision for income taxes (Note 8)                      999             817
                                                    ----------      ----------
NET INCOME                                         $     2,626     $     2,138
                                                    ==========      ==========
EARNINGS PER COMMON SHARE                          $      0.71     $      0.74
                                                    ==========      ==========
DIVIDENDS PER COMMON SHARE                         $      0.10     $      0.10
                                                    ==========      ==========

See Notes To Consolidated Financial Statements.

                     SIMMONS FIRST NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                                      Three Months Ended
                                                    March 31,       March 31,
(Dollars in Thousands)                                1994            1993
- - ------------------------------------------------------------------------------
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES (Note 3)
  Net Income                                       $     2,626     $     2,138
  Items not requiring (providing) cash
    Depreciation and amortization                          429             408
    Provision for loan losses                              525             864
    Amortization of premiums and accretion of
     discounts on investment securities and
     mortgage-backed certificates                          (72)            280
    Provision for real estate owned losses                  53              24
    (Gain)/loss on sale of investments                     (28)            (21)
    (Gain) on sale of premises and equipment                (4)            (12)
    Deferred income taxes                                  (31)           (209)
Changes in:
    Accrued interest receivable                             47            (219)
    Mortgage loans held for delivery
      against commitments                               12,845           3,816
    Prepaid expenses                                        (7)         (1,091)
    Accounts payable and accrued expenses                1,547              75
    Income taxes payable                                  (798)           (821)
    Trading accounts                                     1,985           3,601
                                                    ----------      ----------
     Net cash provided by operating activities          19,117           8,833
                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net collection of loans                               21,844          18,169
  Purchase of premises and equipment                    (1,127)           (594)
  Proceeds from sale of fixed assets                       405              19
  Proceeds from the sale of real estate owned              578             212
  Proceeds from maturing investment securities          15,922          20,681
  Purchase of investment securities                    (22,706)        (32,525)
                                                    ----------      ----------
     Net cash provided by investing securities          14,916           5,962
                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in demand deposits, money market,
   all-in-one and savings accounts                      (7,819)          1,846
  Net repayment of certificates of deposit              (6,917)         (9,256)
  Repayments of other borrowings                      (235,530)        (31,691)
  Proceeds from other borrowings                       232,644          31,967
  Dividends paid                                          (368)           (287)
    Net (increase) federal funds purchased and
     securities sold under agreements to repurchase     (3,679)        (10,018)
                                                    ----------      ----------
     Net cash provided by (used in) financing
       activities                                  $   (21,669)    $    17,439
                                                    ----------      ----------

See Notes to Consolidated Financial Statements.

                      SIMMONS FIRST NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Continued)
                                                       Three Months Ended
                                                   March 31,        March 31,
(Dollars in Thousands)                               1994             1993
- - -------------------------------------------------------------------------------
                                                          (Unaudited)

INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                              $    12,364     $    (2,644)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            49,090          64,059
                                                    ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $    61,454     $    61,415
                                                    ==========      ==========

See Notes to Consolidated Financial Statements.

                             SIMMONS FIRST NATIONAL CORPORATION
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                                  -----------------------------------------------------------------------
                                                                           NET UNREALIZED
                                                                            GAIN (LOSS)
                                               COMMON                       SEC. AVAIL.        UNDIVIDED
(Dollars in Thousands)                         STOCK          SURPLUS        FOR SALE           PROFITS          TOTAL
- - -------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1992                      14,362           7,742                          29,115          51,219


Net income                                                                                       2,138           2,138

Cash dividend declared                                                                            (287)           (287)
                                             ---------       ---------       ---------       ---------       ---------
Balance, March 31, 1993                     $   14,362      $    7,742      $               $   30,966      $   53,070


Sale of additional stock
   June 10, 1993
   (805,000 shares at $22 per share)             4,025          12,085                                          16,110


Net income                                                                                       7,258           7,258

Cash dividends declared                                                                         (1,103)         (1,103)
                                             ---------       ---------       ---------       ---------       ---------
Balance, December 31, 1993                  $   18,387      $   19,827      $               $   37,121      $   75,335

SFAS 115 "Accounting for Certain
   Investments in Debt and Equity
   Securities", adopted
   January 1, 1994.                                                                687                             687

Net income                                                                                       2,626           2,626

Cash dividends declared                                                                           (368)           (368)
                                             ---------       ---------       ---------       ---------       ---------
Balance, March 31, 1994                     $   18,387      $   19,827      $      687      $   39,379      $   78,280
                                             =========       =========       =========       =========       =========

See Notes to Consolidated Financial Statements.

                     SIMMONS FIRST NATIONAL CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

NOTE 1:    ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Simmons First National Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         All adjustments made to the unaudited financial statements were of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior year amounts are reclassified to conform to current year classification.

         The accounting policies followed in the presentation of interim financial results are presented on pages 30-32 of the 1993 Annual Report to shareholders.

NOTE 2:    CONTINGENT LIABILITIES

         On July 6, 1992, Mortgage Investment Corporation ("MIC"), formerly InterAmericas Mortgage Corporation, filed suit alleging that Simmons First National Bank ("Bank") made purported misrepresentations about the amount of loan level detail of the loans in the Settlement Agreement of a prior suit which the Bank had filed and won against InterAmericas Mortgage Corporation. MIC also asserted that the Bank had failed to disclose an alleged dispute between the Bank and Federal National Mortgage Association ("FNMA"), and MIC further alleged that it would not have entered into the Settlement Agreement had it known of the purported facts. The MIC complaint also alleges that the Bank breached the Settlement Agreement by not acting reasonably to provide loan level detail to a private mortgage insurance company and by changing an indemnity provision. The complaint seeks compensatory damages of $1,000,000, punitive damages of $500,000, plus attorneys' fees. Management is of the opinion that the lawsuit is without merit and the likelihood of an unfavorable outcome to the Bank is remote. A number of other legal proceedings exist in which the Company and/or its subsidiaries are either plaintiffs or defendants or both. Most of the lawsuits involve loan foreclosure activities. The various unrelated legal proceedings pending against the subsidiary banks in the aggregate are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 3:    ADDITIONAL CASH FLOW INFORMATION FOR QUARTER ENDED
           MARCH 31, 1994 AND 1993

                                                Three Months Ended
                                                      March 31,
(Dollars in Thousands)                         1994             1993
- - -------------------------------------------------------------------------
Interest paid                              $     3,674      $     4,202

Income taxes
   paid                                    $       550      $       139

NOTE 4:    CERTAIN TRANSACTIONS

         From time to time the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families, and from time to time directors, officers and their associates and members of their immediate families have placed deposits with Simmons First National Bank, Simmons First Bank of Lake Village, and Simmons First Bank of Jonesboro. Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

NOTE 5:    LOANS AND ALLOWANCE FOR LOAN LOSSES

         The various categories are summarized as follows:

                                                   March 31,      December 31,
(Dollars in Thousands)                                1994            1993
- - -------------------------------------------------------------------------------
Loans:
   Consumer:
      Credit card                                  $  154,095      $  168,673
      Student loan                                     65,517          65,379
      Other consumer                                   36,290          36,763
   Real estate:
      Construction                                      5,727           6,281
      Single family residential                        35,142          36,651
      Other commercial                                 39,162          37,853
   Commercial:
      Commercial                                       20,836          20,007
      Agricultural                                     10,322          16,088
      Financial institutions                            2,586           3,087
   Other                                                2,684           3,998
      Total loans before unearned discount and      ---------       ---------
        allowances for loan losses                    372,361         394,780
   Unearned discount                                     (335)           (354)
   Allowance for loan losses                           (7,512)         (7,430)
                                                    ---------       ---------
                                                   $  364,514      $  386,996
                                                    =========       =========

                                                   March 31,      December 31,
(Dollars in Thousands)                               1994            1993
- - -------------------------------------------------------------------------------
Allowance for Loan Losses:
   Balance, beginning of year                      $    7,430      $    5,748
   Additions
      Provision charged to expense                        525             864
                                                    ---------       ---------
                                                        7,955           6,612
   Deductions
      Losses charged to allowance, net of
        recoveries of $81,000 and $62,000 for
        the first quarter of 1994 and 1993,
        respectively                                      443             392
                                                    ---------       ---------
   Balance, March 31                               $    7,512      $    6,220
                                                    =========
   Additions
      Provision charged to expense                                      2,142
                                                                    ---------
                                                                        8,362
   Deductions
      Losses charged to allowance,
      net of recoveries of $213,000
        for the last nine months of
        1993                                                              932
                                                                    ---------
Balance, end of year                                               $    7,430
                                                                    =========

         During the first quarter of 1994, foreclosed assets held for sale decreased to $2,359,000 and are carried at the lower of cost or fair market value. Nonaccrual loans and other non-performing assets for the Company at March 31, 1994, were $3,908,000 and $992,000, respectively, bringing the total of non-performing assets to $7,259,000.

NOTE 6:    INVESTMENT SECURITIES

The amortized cost and fair value of investments in debt securities that are Held to Maturity and Available For Sale are as follows:

                                      March 31, 1994                                        December 31, 1993
                   -----------------------------------------------------------------------------------------------------------
                                     Gross         Gross                                    Gross         Gross
(Dollars in         Amortized     Unrealized    Unrealized       Fair        Amortized   Unrealized    Unrealized       Fair
  Thousands)          Cost           Gains       (Losses)        Value         Cost         Gains       (Losses)        Value
- - ------------------------------------------------------------------------------------------------------------------------------
Held to Maturity

U.S. Treasury      $   79,652    $    2,515   $      (505)  $    81,662   $   132,778   $     5,599   $      (33)   $  138,344
U.S. Government
  agencies             12,100           281           (29)       12,352        13,215           546          (28)       13,733
Mortgage-backed
  securities            3,934            23          (113)        3,844         1,008            24          (10)        1,022
State and political
  subdivisions         50,831         1,320          (830)       51,321        49,438         2,680          (52)       52,066
Other securities        2,479           255                       2,734         2,187           365           (1)        2,551
                    ---------     ---------    ----------    ----------    ----------    ----------    ---------     ---------
                   $  148,996    $    4,394   $    (1,477)  $   151,913   $   198,626   $     9,214   $     (124)   $  207,716
                    =========     =========    ==========    ==========    ==========    ==========    =========     =========
Available For Sale

U.S. Treasury      $   54,646    $    1,023   $       (40)  $    55,629
U.S. Government
  agencies              1,504            59                       1,563
Mortgage-backed
  securities
State and political
  subdivisions
Other securities           10             0            (1)            9
                    ---------     ---------    ----------    ----------
                   $   56,160    $    1,082   $       (41)  $    57,201
                    =========     =========    ==========    ==========

Maturities of investment securities at March 31, 1994

                                                         Held to Maturity                 Available for Sale
                                                    Amortized           Fair           Amortized          Fair
(Dollars in Thousands)                                Cost              Value            Cost             Value
- - -------------------------------------------------------------------------------------------------------------------
One year of less                                   $     20,954     $     21,075     $     42,027     $     42,232
After one through five years                             72,413           74,148           14,133           14,969
After five through ten years                             43,607           43,993
After ten years                                           5,609            6,119
Mortgage-backed securities not due
on a single maturity date                                 3,934            3,844
Other securities                                          2,479            2,734
                                                    -----------      -----------      -----------      -----------
                                                   $    148,996     $    151,913     $     56,160     $     57,201
                                                    ===========      ===========      ===========      ===========

          The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $67,084,000 at March 31, 1994, and $74,492,000 at December 31, 1993. The approximate fair value of pledged securities amounted to $71,985,000 at March 31, 1994 and $79,588,000 at December 31, 1993.

          The book value of securities sold under agreements to repurchase amounted to $123,000 and $152,000 for March 31, 1994 and December 31, 1993, respectively.

          As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115. "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities into one of three categories: Trading, Available for Sale, or Held to Maturity.

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

          The following table shows the net change in the Net Unrealized Gain and Loss on Securities Available for Sale shown in the equity section of the Corporation's balance sheet:

          Balance, January 1, 1994                    $         946

          Net change for period                                (259)
                                                       ------------
          Balance, March 31, 1994                     $         687
                                                       ============

          The table below shows the mark-to-market adjustment made for the first quarter to the securities held in trading accounts:

          Balance, December 31, 1993                  $       3,759

          Net Securities traded                              (1,989)

          Mark-to-market adjustment                               4
                                                       ------------
          Balance, March 31, 1994                     $       1,774
                                                       ============

          During 1994 and 1993, there were no securities sold. The gross realized gains and losses shown in the table below were the result of called bonds.

                                                 March 31,       December 31,
(Dollars in Thousands)                             1994              1993
- - ------------------------------------------------------------------------------
Proceeds from sales                            $         --      $         --
                                                -----------       -----------
Gross gains                                              28                21
Gross losses                                              9                --
                                                -----------       -----------
Securities gains (losses)                      $         19      $         21
                                                ===========       ===========

          Approximately 15 percent of the state and political subdivisions are rated A or above. Of the remaining securities, most are nonrated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 7:    STOCK OPTIONS

          As of March 31, 1994, 63,000 shares of common stock of the Company had been granted through an employee stock option incentive plan. There were 29,600 exercisable shares at the end of the first quarter, none of which had been issued.

NOTE 8:    INCOME TAXES

          The provision for income taxes is comprised of the following components:

                                               March 31,         March 31,
(Dollars in Thousands)                           1994             1993
- - ----------------------------------------------------------------------------
Income taxes currently payable              $     1,030        $       604
Increase in future income tax benefits              (31)               (28)
                                             ----------         ----------
Provision for income taxes                  $       999        $       576
                                             ==========         ==========

         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are:

                                              March 31,         December 31,
(Dollars in Thousands)                          1994               1993
- - ----------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                $     2,960        $     2,929
   Valuation adjustment of foreclosed
     assets held for sale                           346                470
   Deferred compensation payable                    365                342
   Deferred loan fee income                         853                980
   Other                                            870                706
                                             ----------         ----------
    Total deferred tax assets                     5,394              5,427
                                             ----------         ----------
Deferred tax liabilities:
   Accumulated depreciation                        (386)              (389)
   Other                                             (5)
                                             ----------         ----------
      Total deferred tax liabilities               (391)              (389)
                                             ----------         ----------
Net Deferred tax assets before
   valuation allowance                      $     5,003        $     5,038
                                             ----------         ----------
Valuation allowance:
   Beginning balance                               (564)              (466)
   Change during period                               4                (98)
                                             ----------         ----------
   Ending balance                                  (560)              (564)
                                             ----------         ----------
Net deferred tax asset                      $     4,443        $     4,474
                                             ==========         ==========

The valuation allowance related to the benefits of state income tax carry forwards included in deferred tax assets.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                              March 31,        March 31,
(Dollars in Thousands)                          1994              1993
- - -----------------------------------------------------------------------------
Computed at the statutory rate (34%)        $     1,243        $     1,019
Increase (decrease) resulting from:
   Tax exempt income                               (233)              (224)
   Other difference, net                            (11)                26
                                             ----------         ----------
Actual tax provision                        $       999        $       821
                                             ==========         ==========

NOTE 9:    TIME DEPOSITS

         Time deposits include approximately $56,265,000 and $61,353,000 of certificates of deposit of $100,000 or more at March 31, 1994, and December 31, 1993, respectively.


NOTE 10:   UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of current year earnings. At March 31, 1994, the bank subsidiaries had approximately $10.8 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

         The Federal Reserve Board's risk-based capital guidelines require a minimum risk-adjusted ratio for total capital of 8% by the end of 1992. The Federal Reserve Board has further refined its guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution is a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of March 31, 1994, each of the three subsidiary banks met the capital standards for a well-capitalized institution. The Company's total capital to total risk-weighted assets ratio was 22.0% at March 31, 1994, well above the minimum required.

NOTE 11:   COMMITMENTS AND CREDIT RISK

         The three affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 41.4% and 42.8% of the portfolio, as of March 31, 1994 and December 31, 1993, respectively.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.

         At March 31, 1994 and December 31, 1993, the Company had outstanding commitments to originate loans aggregating approximately $64,867,000 and $48,238,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $21,019,000 and $12,025,000 at March 31, 1994 and December 31, 1993, respectively, with the remainder at floating market rates.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $1,120,000 and $820,000 at March 31, 1994 and December 31, 1993, respectively, with terms ranging from 90 days to one year.

         Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on balance sheet instruments.

         At March 31, 1994, the Company had granted unused lines of credit to borrowers aggregating approximately $3,615,000 and $145,124,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1993, unused lines of credit to borrowers aggregated approximately $3,615,000 for commercial lines and $132,140,000 for open-end consumer lines, respectively.

         Mortgage loans serviced for others totaled $1,365,260,000 and $1,395,424,000 at March 31, 1994 and December 31, 1993, respectively, of which mortgage-backed securities serviced totaled $1,100,121,000 and $1,123,747,000 at March 31, 1994 and December 31, 1993, respectively. Simmons First National Bank serviced VA loans subject to certain recourse provisions totaling approximately $174,186,000 and $187,338,000, at March 31, 1994 and December 31,
1993, respectively. A reserve was established for potential loss obligations, based on management's evaluation of historical losses, as well as prevailing and anticipated economic conditions, giving consideration for specific reserves. As of March 31, 1994 and December 31, 1993, this reserve balance remained $310,000, and is included in other liabilities.

NOTE 12:   EMPLOYEE BENEFIT PLANS

         Financial Accounting Standards No 106, "Employer's Accounting for Postretirement Benefits Other than Pensions" (FAS 106), has been adopted by management with an effective date of January 1, 1993. The adoption of FAS 106 did not result in any material adjustments to earnings or material changes in accounting treatment.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - ---------------------
         Net income for the quarter ended March 31, 1994, was $2,626,000, an increase of $488,000, or 22.8%, over the same period of 1993. Earnings per share for the three month periods ended March 31, 1994 and March 31, 1993, were $.71 and $.74, respectively.

         The Company's return on average assets (ROA) for the three-month periods ended March 31, 1994 and 1993, were 1.47% and 1.25%, respectively. Annualized return on average stockholders' equity (ROE) for the three-month periods ended March 31, 1994 and 1993, were 13.80% and 16.33%, respectively.

         Net interest income, the difference between interest income and interest expense, for the three month period ended March 31, 1994, increased $194,000, or 2.8%, when compared to the same period in 1993. During the first quarter, interest income decreased $166,000, or 1.5%, and interest expense decreased $360,000, or 8.7%, when compared to the same period in 1993.

         The provision for loan losses for the first quarter of 1994 was $525,000, as compared to $864,000 for the same period of 1993.

         During the first quarter of 1994, non-interest income increased $611,000, or 9.4%, when compared to the first quarter of 1993. The primary factor in this improvement was the resolution of two problem assets, resulting in a non-recurring addition to non-interest income of $388,000 during the first quarter of 1994.

         During the three months ended March 31, 1994, non-interest expense increased $474,000, or 5.0%, over the same period in 1993, primarily from expenses associated with the potential acquisitions and the normal increase in the costs of doing business.

FINANCIAL CONDITION
- - -------------------
         Generally speaking, the Company's banking subsidiaries rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in their investing activities. As is typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt. The banks' primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At March 31, 1994, each bank was within established guidelines and total corporate liquidity was strong. At March 31, 1994, cash and due from banks, securities available for sale, and federal funds sold and securities purchased under agreements for resale were 16.5% of total assets.

                REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                               BAIRD, KURTZ & DOBSON

                           Certified Public Accountants
                                 200 East Eleventh
                               Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 8 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of March 31, 1994 and for the three month period ended March 31, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

         A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein) and in our report dated January 28, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                          BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
April 22, 1994

                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SIMMONS FIRST NATIONAL CORPORATION
                                      ---------------------------------------
                                                    (Registrant)



Date:  5/11/94                                    /s/W. E. Ayres
     ------------------------         ---------------------------------------
                                               W. E. Ayres, Chairman



Date:  5/11/94                                    /s/Barry L. Crow
     ------------------------         ----------------------------------------
                                      Barry L. Crow, Executive Vice President
                                            and Chief Financial Officer