Form 10-Q
period 1994-06-30
SIMMONS FIRST NATIONAL CORP
filed 1994-08-10
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION
                       ----------------------------------
                               Financial Statements
                               --------------------
                                   (Form 10-Q)
                                  -------------
                                  June 30, 1994
                                  -------------

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                    Form 10-Q
                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994                  Commission File Number 06253
                  --------------                                       ------

                         SIMMONS FIRST NATIONAL CORPORATION

- ------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Arkansas                                          71-0407808
- ------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


     501 Main Street    Pine Bluff, Arkansas                     71601
- ------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           501-541-1350
                                                      ------------------------
                                Not Applicable
- ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                        Class B, Common      None

                     SIMMONS FIRST NATIONAL CORPORATION

                                  INDEX


                                                                      Page No.

Part I:    Summarized Financial Information

              Consolidated Balance Sheets --
                 June 30, 1994 and December 31, 1993                     3-4

              Consolidated Statements of Income --
                 Three Months ended June 30, 1994 and 1993                 5

              Consolidated Statements of Cash Flows --
                 Three Months ended June 30, 1994 and 1993               6-7

              Consolidated Statement of Changes in Stockholders'
                 Equity -- Three Months ended June 30, 1994 and 1993       8

              Notes to Consolidated Financial Statements                9-16

              Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   17-18

              Review by Independent Certified Public Accountants          19

Part II:   Other Information                                              20

                                  Part I
                                  ------
A.         Summarized Financial Information

                     SIMMONS FIRST NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 1994 AND DECEMBER 31, 1993


                                 ASSETS
                                 ------
                                                    June 30,      December 31,
(Dollars in Thousands)                                1994           1993
- ------------------------------------------------------------------------------
                                                          (Unaudited)
Cash and due from banks                          $   27,718       $   35,020

Federal funds sold and securities purchased
  under agreements to resell                         11,995           14,070
                                                  ---------        ---------
    Cash and cash equivalents                        39,713           49,090

Investment securities (Note 6)
  Securities held to maturity                       143,684          198,626
  Securities available for sale                      56,931

Mortgage loans held for delivery
  against commitments                                28,196           47,775

Assets held in trading accounts                         724            3,759

Loans                                               387,915          394,426
  Allowance for loan losses (Note 5)                 (7,514)          (7,430)
                                                  ---------        ---------
    Net loans (Note 5)                              380,401          386,996

Premises and equipment                               10,974           10,220

Foreclosed assets held for sale, net                  2,079            2,877

Interest receivable                                   6,420            5,829

Other assets                                         31,494           33,588
                                                  ---------        ---------
    Total Assets                                 $  700,616       $  738,760
                                                  =========        =========

The December 31, 1993 Consolidated Balance Sheet is as reported in the Company's 1993 Annual Report.

See Notes to Consolidated Financial Statements.

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
                                                    June 30,      December 31,
(Dollars in Thousands)                                1994           1993
- -------------------------------------------------------------------------------
                                                          (Unaudited)
Non-interest bearing transaction accounts        $  102,454       $  135,468
Interest bearing transaction and
  savings deposits                                  238,043          224,730
Time deposits (Note 9)                              236,928          250,157
                                                  ---------        ---------
    Total Deposits                                  577,425          610,355

Federal funds purchased and securities
  sold under agreements to repurchase                16,373           26,347
Borrowed funds                                       17,482           17,191
Other liabilities                                     9,055            9,532
                                                  ---------        ---------
    Total Liabilities                               620,335          663,425
                                                  ---------        ---------

STOCKHOLDERS' EQUITY

Capital stock
  Class A, common, par value $5 a share,
  authorized 10,000,000 shares;
  issued and outstanding 3,677,378
  at 1993 and 1994                                   18,387           18,387
Surplus                                              19,827           19,827
Net unrealized gain (loss) on securities
  available for sale                                    777
Undivided profits (Note 10)                          41,290           37,121
                                                  ---------        ---------
    Total Stockholders' Equity                   $   80,281       $   75,335
                                                  ---------        ---------
      Total Liabilities and
        Stockholders' Equity                     $  700,616       $  738,760
                                                  =========        =========

The December 31, 1993 Consolidated Balance Sheet is as reported in the Company's 1993 Annual Report.

See Notes to Consolidated Financial Statements.

                         SIMMONS FIRST NATIONAL CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                             Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
(Dollars in thousands, except per share figures            1994              1993            1994            1993
- -------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                 $  7,353           $  6,842        $ 14,503        $ 13,853
  Federal funds sold and securities
    purchased under agreements to resell                     174                163             405             442
  Investment securities - taxable
    Held to maturity                                       1,472              2,714           2,924           5,445
    Available for sale                                       830                              1,583
  Investment securities - non-taxable
    Held to maturity                                         698                656           1,393           1,269
  Mortgage loans held for delivery
    against commitments                                      636                604           1,246             961
  Trading account                                             24                 32              56             122
  Other interest                                               9                 15              20              35
                                                         -------            -------         -------         -------
      TOTAL INTEREST INCOME                               11,196             11,026          22,130          22,127
                                                         -------            -------         -------         -------
INTEREST EXPENSE
  Deposits                                                 3,446              3,572           6,830           7,244
  Borrowed funds                                             414                433             832             924
                                                         -------            -------         -------         -------
      TOTAL INTEREST EXPENSE                               3,860              4,005           7,662           8,168
                                                         -------            -------         -------         -------
NET INTEREST INCOME                                        7,336              7,021          14,468          13,959
  Provision for loan losses                                  525                714           1,050           1,578
NET INTEREST INCOME AFTER PROVISION                      -------            -------         -------         -------
 FOR LOAN LOSSES                                           6,811              6,307          13,418          12,381
NON-INTEREST INCOME                                      -------            -------         -------         -------
  Trust income                                               396                459             850             868
  Service charges on deposit accounts                        559                573           1,107           1,140
  Other service charges and fees                             208                199             445             453
  Income on sale of mortgage loans and trading
    account income, net of commissions                       319                464           1,094           1,140
  Securities gains (losses)                                   27                  0              56              21
  Other operating income                                   4,561              4,584           9,483           9,003
                                                         -------            -------         -------         -------
      TOTAL NON-INTEREST INCOME                            6,070              6,279          13,035          12,625
NON-INTEREST EXPENSE                                     -------            -------         -------         -------
  Salaries and employee benefits                           5,070              4,780          10,369           9,854
  Net occupancy expense                                      538                479           1,019             944
  Equipment expense                                          473                488             984           1,004
  Other operating expense                                  3,537              3,681           7,184           7,091
                                                         -------            -------         -------         -------
      TOTAL NON-INTEREST EXPENSE                           9,618              9,428          19,556          18,893
                                                         -------            -------         -------         -------
NET INCOME BEFORE INCOME TAXES                             3,263              3,158           6,897           6,113
  Provision for income taxes (Note 8)                        911                839           1,919           1,656
                                                         -------            -------         -------         -------
NET INCOME                                              $  2,352           $  2,319        $  4,978        $  4,457
                                                         =======            =======         =======         =======
EARNINGS PER COMMON SHARE AVG                           $   0.64           $   0.71        $   1.35        $   1.45
                                                         =======            =======         =======         =======
DIVIDENDS PER COMMON SHARE                              $   0.12           $   0.10        $   0.22        $   0.20
                                                         =======            =======         =======         =======

See Notes to Consolidated Financial Statements.

                         SIMMONS FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                           Six Months Ended
                                                         June 30,      June 30,
(Dollars in Thousands)                                     1994          1993
- -------------------------------------------------------------------------------
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES (Note 3)
  Net Income                                             $  4,978      $  4,457
  Items not requiring (providing) cash
    Depreciation and amortization                             846           910
    Provision for loan losses                               1,050         1,578
    Amortization of premiums and accretion of
     discounts on investment securities and mortgage-
     backed certificates                                     (152)          488
    Provision for real estate owned losses                     81            66
    (Gain)/loss on sale of investments                        (56)          (21)
    (Gain) on sale of premises and equipment                   (4)          (11)
    Deferred income taxes                                    (173)         (352)
Changes in:
    Accrued interest receivable                              (591)         (329)
    Mortgage loans held for delivery
     against commitments                                   (6,734)      (12,274)
    Prepaid expenses                                        2,037           692
    Accounts payable and accrued expenses                  (1,792)            5
    Income taxes payable                                     1315          (455)
    Trading accounts                                        1,050           259
                                                        ---------     ---------
      Net cash provided by operating activities             1,855        (4,987)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net collection of loans                                  31,767         9,135
  Purchase of premises and equipment                       (1,782)       (1,566)
  Proceeds from sale of fixed assets                          416           209
  Proceeds from the sale of real estate owned                 808           376
  Proceeds from maturing investment securities             15,235        46,106
  Purchase of investment securities                       (14,254)      (65,727)
                                                        ---------     ---------
      Net cash provided by investing securities            32,190       (11,467)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in demand deposits, money market,
   all-in-one and savings accounts                        (19,701)        2,004
  Net repayment of certificates of deposit                (13,229)      (13,135)
  Repayments of other borrowings                          (55,420)      (55,453)
  Proceeds from other borrowings                           55,711        57,740
  Dividends paid                                             (809)         (655)
  Net (increase) federal funds purchased and
   securities sold under agreements to repurchase          (9,974)      (15,947)
  Sale of common stock                                                   16,110
      Net cash used in financing activities            $  (43,422)   $   (9,336)
                                                        ---------      ---------

See Notes to Consolidated Financial Statements.

                         SIMMONS FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                    (Continued)
                                                                Six Months Ended
                                                           June 30,          June 30,
(Dollars in Thousands)                                       1994              1993
- ---------------------------------------------------------------------------------------
                                                                                                                  (Unaudited)

DECREASE IN CASH AND CASH
 EQUIVALENTS                                             $   (9,377)       $  (25,790)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 49,090            64,059
                                                          ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   39,713        $   38,269
                                                          =========         =========

See Notes to Consolidated Financial Statements

                         SIMMONS FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                                            NET UNREALIZED
                                                                             GAIN (LOSS)
                                            COMMON                           SECURITIES        UNDIVIDED
(Dollars in Thousands)                      STOCK            SURPLUS            AFS             PROFITS           TOTAL
- ----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992               $   14,362        $    7,742      $                 $   29,115        $   51,219

Sale of additional stock
June 10, 1993 (805,000 shares
 at $22 per share)                            4,025            12,085                                              16,110

Net income                                                                                        4,457             4,457

Cash dividend declared                                                                             (655)             (655)
                                          ---------         ---------       ---------         ---------          --------
Balance, June 30, 1993                       18,387            19,827                            32,917            71,131


Net income                                                                                        4,939             4,939

Cash dividends declared                                                                            (735)             (735)
                                          ---------         ---------       ---------         ---------          --------
Balance, December 31, 1993                   18,387            19,827                            37,121            75,335

Net unrealized gain (loss)
on securities available for sale
(SFAS 115 "Accounting for Certain
Investments in Debt and Equity
Securities", adopted
January 1, 1994.)                                                                 777                                 777

Net income                                                                                        4,978             4,978

Cash dividends declared                                                                            (809)             (809)
                                          ---------         ---------       ---------         ---------          --------
Balance, June 30, 1994                   $   18,387        $   19,827      $      777        $   41,290         $  80,281
                                          =========         =========       =========         =========          ========

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

NOTE 2:    CONTINGENT LIABILITIES

           On July 6, 1992, Mortgage Investment Corporation ("MIC"), formerly InterAmericas Mortgage Corporation, filed suit alleging that Simmons First National Bank ("Bank") made purported misrepresentations about the amount of loan level detail of the loans in the Settlement Agreement of a prior suit which the Bank had filed and won against InterAmericas Mortgage Corporation. MIC also asserted that the Bank had failed to disclose an alleged dispute between the Bank and Federal National Mortgage Association ("FNMA"), and MIC further alleged that it would not have entered into the Settlement Agreement had it known of the purported facts. The MIC complaint also alleged that the Bank breached the Settlement Agreement by not acting reasonably to provide loan level detail to a private mortgage insurance company and by changing an indemnity provision. The complaint sought compensatory damages of $1,000,000, punitive damages of $500,000, plus attorneys' fees. The suit was settled in June of 1994, with no material effect on earnings. A number of other legal proceedings exist in which the Company and/or its subsidiaries are either plaintiffs or defendants or both. Most of the lawsuits involve loan foreclosure activities. The various unrelated legal proceedings pending against the subsidiary banks in the aggregate are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 3:    ADDITIONAL CASH FLOW INFORMATION FOR SIX MONTHS ENDED
           JUNE 30, 1994 AND 1993

                                                Six Months Ended
                                                    June 30,
(Dollars in Thousands)                        1994            1993
- --------------------------------------------------------------------
Interest paid                              $  7,643        $  8,202

Income taxes
  paid                                     $  2,121        $  1,831

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


NOTE 5:    LOANS AND ALLOWANCE FOR LOAN LOSSES

           The various categories are summarized as follows:

                                                     June 30,     December 31,
(Dollars in Thousands)                                1994           1993
- -------------------------------------------------------------------------------
Loans:
  Consumer:
    Credit card                                    $ 156,546       $ 168,673
    Student loan                                      58,519          65,379
    Other consumer                                    38,834          36,763
  Real estate:
    Construction                                       5,476           6,281
    Single family residential                         35,576          36,651
    Other commercial                                  41,011          37,853
  Commercial:
    Commercial                                        26,266          20,007
    Agricultural                                      20,290          16,088
    Financial institutions                             3,007           3,087
  Other                                                2,708           3,998
    Total loans before unearned discount and        --------        --------
     allowances for loan losses                      388,233         394,780
  Unearned discount                                     (318)           (354)
  Allowance for loan losses                           (7,514)         (7,430)
                                                    --------        --------
                                                   $ 380,401       $ 386,996
                                                    ========        ========

                                                     June 30,     December 31,
                                                      1994           1993
                                                   -----------   -------------
                                                     (Dollars in Thousands)
Allowance for Loan Losses:
  Balance, beginning of year                       $   7,430       $   5,748
  Additions
    Provision charged to expense                       1,050           1,578
                                                    --------        --------
                                                       8,480           7,326
  Deductions
    Losses charged to allowance, net of
     recoveries of $173,000 and $242,000 for
     the first six months of 1994 and 1993,
     respectively                                        966             753
                                                    --------        --------
  Balance, June 30                                 $   7,514       $   6,573
                                                    ========
  Additions
    Provision charged to expense                                       1,428
                                                                    --------
                                                                       8,001
  Deductions
    Losses charged to allowance,
     net of recoveries of $485,000
     for the last six months of
     1993                                                                571
                                                                    --------
Balance, end of year                                               $   7,430
                                                                    ========

           During the first quarter of 1994, foreclosed assets held for sale decreased to $2,079,000 and are carried at the lower of cost or fair market value. Nonaccrual loans and other non-performing assets for the Company at June 30, 1994, were $3,950,000 and $865,000, respectively, bringing the total of non-performing assets to $6,894,000.

NOTE 6:    INVESTMENT SECURITIES

The amortized cost and fair value of investments in debt securities that are Held to Maturity and Available For Sale are as follows:

                                          June 30, 1994                                  December 31, 1993
                    -------------------------------------------------------------------------------------------------------
                                     Gross        Gross                                 Gross         Gross
(Dollars in          Amortized    Unrealized   Unrealized      Fair       Amortized   Unrealized   Unrealized      Fair
  Thousands)           Cost          Gains      (Losses)       Value        Cost        Gains        (Losses)      Value
- ---------------------------------------------------------------------------------------------------------------------------
Held to Maturity

U.S. Treasury       $   76,922   $    1,694   $    (870)   $  77,746    $ 132,778   $    5,599   $      (33)  $  138,344
U.S. Government
  agencies              12,396          158        (144)      12,410       13,215          546          (28)      13,733
Mortgage-backed
  securities             3,807           12        (193)       3,626        1,008           24          (10)       1,022
State and political
  subdivisions          50,559        1,161        (630)      51,090       49,438        2,680          (52)      52,066
Other securities                                                            2,187          365           (1)       2,551
                     ---------    ---------    --------     --------     --------    ---------    ---------    ---------
                    $  143,684   $    3,025   $  (1,837)   $ 144,872    $ 198,626   $    9,214   $     (124)  $  207,716
                     =========    =========    ========     ========     ========    =========    =========    =========
Available For Sale

U.S. Treasury       $   51,743   $      663   $     (39)   $  52,367
U.S. Government
  agencies               1,503           37                    1,540
Mortgage-backed
  securities
State and political
  subdivisions
Other securities         2,508          517          (1)       3,024
                     ---------    ---------    --------     --------
                    $   55,754   $    1,217   $     (40)   $  56,931
                     =========    =========    ========     ========

Maturities of investment securities at June 30, 1994

                                          Held to Maturity           Available for Sale
                                        Amortized       Fair        Amortized       Fair
(Dollars in Thousands)                    Cost          Value         Cost          Value
- ---------------------------------------------------------------------------------------------
One year of less                       $  16,666     $  16,915     $  33,998      $  34,160
After one through five years              73,717        74,239        19,248         19,747
After five through ten years              43,712        43,792
After ten years                            5,782         6,300
Mortgage-backed securities not due
  on a single maturity date                3,807         3,626
Other securities                                                       2,508          3,024
                                        --------      --------      --------       --------
                                       $ 143,684     $ 144,872     $  55,754      $  56,931
                                        ========      ========      ========       ========

           The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $74,937,000 at June 30, 1994, and $74,492,000 at December 31, 1993. The approximate fair value of pledged securities amounted to $76,164,000 at June 30, 1994 and $79,588,000 at December 31, 1993.

           The book value of securities sold under agreements to repurchase amounted to $193,000 and $152,000 for June 30, 1994 and December 31, 1993, respectively.

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

           The following table shows the net change in the Net Unrealized Gain and Loss on Securities Available for Sale shown in the equity section of the Corporation's balance sheet:

Balance, January 1, 1994                       $     946

Net change for period                               (169)
                                                --------
Balance, June 30, 1994                         $     777
                                                ========

           The table below shows the mark-to-market adjustment made for the first six months to the securities held in trading accounts:

Balance, December 31, 1993                     $   3,759

Net Securities traded                             (3,031)

Mark-to-market adjustment                            (4)
                                                -------
Balance, June 30, 1994                         $    724
                                                =======

           During 1994 and 1993, there were no securities sold. The gross realized gains and losses shown in the table below were the result of called bonds.

                                       June 30,         December 31,
(Dollars in Thousands)                   1994               1993
- ----------------------------------------------------------------------
Proceeds from sales                  $       --          $       --
                                      ---------           ---------
Gross gains                                  60                  21
Gross losses                                  4                  --
                                      ---------           ---------
Securities gains (losses)            $       56          $       21
                                      =========           =========

           Approximately 14 percent of the state and political subdivisions are rated A or above. Of the remaining securities, most are nonrated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 7:    STOCK OPTIONS

           As of June 30, 1994, 63,000 shares of common stock of the Company had been granted through an employee stock option incentive plan. There were 38,400 exercisable shares at the end of the first quarter, none of which had been issued.

NOTE 8:    INCOME TAXES

           The provision for income taxes is comprised of the following components:

                                                  June 30,        June 30,
(Dollars in Thousands)                             1994             1993
- ----------------------------------------------------------------------------
Income taxes currently payable                  $  2,092        $  2,008
Increase in future income tax benefits              (173)           (352)
                                                 -------         -------
Provision for income taxes                      $  1,919        $  1,656
                                                 =======         =======

          The tax effects of temporary differences related to deferred taxes shown on the balance sheet are:

                                                  June 30,      December 31,
(Dollars in Thousands)                             1994             1993
- -----------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                    $  2,878        $  2,929
   Valuation adjustment of foreclosed assets
     held for sale                                   337             470
   Deferred compensation payable                     368             342
   Deferred loan fee income                          838             980
   Other                                             816             706
                                                 -------         -------
    Total deferred tax assets                      5,237           5,427
                                                 -------         -------
Deferred tax liabilities:
   Accumulated depreciation                         (388)           (389)
   Other                                              (5)
                                                 -------         -------
       Total deferred tax liabilities               (393)           (389)
                                                                                -----------------           -----------------
Net Deferred tax assets before
   valuation allowance                          $  4,844        $  5,038
                                                 -------         -------
Valuation allowance:
   Beginning balance                                (560)           (466)
   Change during period                               17             (98)
                                                 -------         -------
   Ending balance                                   (543)           (564)
                                                 -------         -------
Net deferred tax asset                          $  4,301        $  4,474
                                                 =======         =======

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                              June 30,           June 30,
(Dollars in Thousands)                         1994               1993
- --------------------------------------------------------------------------
Computed at the statutory rate (34%)         $  2,345          $  2,078
Increase (decrease) resulting from:
   Tax exempt income                             (502)             (381)
   Other difference, net                           76               (41)
                                              -------           -------
Actual tax provision                         $  1,919          $  1,656
                                              =======           =======

NOTE 9:    TIME DEPOSITS

           Time deposits include approximately $51,590,000 and $61,353,000 of certificates of deposit of $100,000 or more at June 30, 1994, and December 31, 1993, respectively.

NOTE 10:   UNDIVIDED PROFITS

          The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of current year earnings. At June 30, 1994, the bank subsidiaries had approximately $12.3 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies.

          The Federal Reserve Board's risk-based capital guidelines require a minimum risk-adjusted ratio for total capital of 8% by the end of 1992. The Federal Reserve Board has further refined its guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution is a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of June 30, 1994, each of the three subsidiary banks met the capital standards for a well-capitalized institution. The Company's total capital to total risk-weighted assets ratio was 21.6% at June 30, 1994, well above the minimum required.

NOTE 11:   COMMITMENTS AND CREDIT RISK

          The three affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 40.4% and 42.8% of the portfolio, as of June 30, 1994 and December 31, 1993, respectively.

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

          At June 30, 1994 and December 31, 1993, the Corporation had outstanding commitments to originate loans aggregating approximately $54,224,000 and $48,238,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $18,722,000 and $12,025,000 at June 30, 1994 and December 31, 1993, respectively, with the remainder at floating market rates.

          Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $932,000 and $820,000 at June 30, 1994 and December 31, 1993, respectively, with terms ranging from 90 days to one year.

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

          At June 30, 1994, the Corporation had granted unused lines of credit to borrowers aggregating approximately $11,878,000 and $155,822,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1993, unused lines of credit to borrowers aggregated approximately $3,615,000 for commercial lines and $132,140,000 for open-end consumer lines, respectively.

          Mortgage loans serviced for others totaled $1,334,415,000 and $1,395,424,000 at June 30, 1994 and December 31, 1993, respectively, of which mortgage-backed securities serviced totaled $1,106,123,000 and $1,123,747,000 at June 30, 1994 and December 31, 1993, respectively. Simmons First National Bank serviced VA loans subject to certain recourse provisions totaling approximately $164,139,000 and $187,338,000, at June 30, 1994 and
December 31, 1993, respectively. A reserve was established for potential loss obligations, based on management's evaluation of historical losses, as well as prevailing and anticipated economic conditions, giving consideration for specific reserves. As of June 30, 1994 and December 31, 1993, this reserve balance was $210,000, and is included in other liabilities.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

          Net income for the quarter ended June 30, 1994, was $2,352,000, an increase of $33,000, or 1.4%, over the same period of 1993. Earnings per share for the three month periods ended June 30, 1994 and June 30, 1993, were $.64 and $.71, respectively. Year-to-date earnings for 1994 were $4,978,000, an increase of $521,000 or 11.7%, over earnings of the first six months of 1993. Per share earnings for the six month periods ended June 30, 1994 and 1993, were $1.35 and $1.45, respectively.

          The Company's annualized return on average assets (ROA) for the three-month periods ended June 30, 1994 and 1993, were 1.34% and 1.33%, respectively. For the six month periods ended June 30, 1994 and 1993, annualized ROA were 1.40% and 1.29%, respectively. Annualized return on equity (ROE) for the same periods were 12.83% and 15.59%, respectively.

          Net interest income, the difference between interest income and interest expense, for the three month period ended June 30, 1994, increased $315,000, or 4.5%, when compared to the same period in 1993. During the second quarter, interest income increased $170,000, or 1.6%, and interest expense decreased $145,000, or 3.6%, when compared to the same period in 1993. Total interest income figures for the six months ended June 30, 1994 and 1993, were $22,130,000 and $22,127,000, respectively. Total interest expense for this same period in 1994 decreased $506,000 to $7,662,000, resulting in a net interest income of $14,468,000, a 3.6% increase during the six-month period in 1994, when compared to the same period figures of 1993.

          Continued improvement in asset quality resulted in a reduction in the provision for loan losses for the second quarter of 1994, to $525,000, compared to $714,000 for the same period of 1993. The year-to-date provision for loan losses decreased $528,000, to $1,050,000 from $1,578,000 at June 30, 1993, a 33.5% reduction.

          During the second quarter of 1994, non-interest income decreased $209,000, or 3.3%, when compared to the second quarter of 1993. Non-interest income for the six-month period increased $411,000, to $13,035,000. The primary factor in this improvement was the resolution of two problem assets, resulting in a non-recurring addition to non-interest income of $388,000 during the first quarter of 1994.

          During the three months ended June 30, 1994, non-interest expense increased $190,000, or 2.0%, over the same period in 1993, For the first six months of 1994 and 1993, non-interest expense was $19,556,000 and $18,893,000, respectively. This $663,000, or 3.5% increase primarily reflects the normal increase in the costs of doing business.

FINANCIAL CONDITION
- -------------------

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

          Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At June 30, 1994, each bank was within established guidelines and total corporate liquidity was strong. At June 30, 1994, cash and due from banks, securities available for sale, and federal funds sold and securities purchased under agreements for resale were 13.8% of total assets.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                               Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

          We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 8 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of June 30, 1994 and for the three month and six month periods ended June 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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

                                                BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
July 22, 1994

                                   Part II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a) The annual shareholders meeting of the Company was held on May 10, 1994. The matters submitted to the security holders for approval included setting the number of directors at nine (9), the election of directors and two amendments to the Articles of Incorporation of the Company.

          (b) At the annual meeting, all nine (9) incumbent directors were re-elected by proxies solicited pursuant to Section 14 of the Security Exchange Act of 1934, without any solicitation in opposition thereto.

          (c) The First Amendment to the Articles of Incorporation of the Company submitted to the security holders was an election by the Company to be governed by the Arkansas Business Corporation Act of 1987. The First Amendment was adopted and the results of the vote are shown below in the table.

          The Second Amendment to the Articles of Incorporation of the Company submitted to the security holders was an Article to limit the liability of the directors of the Company as permitted by the Arkansas Business Corporation Act of 1987. The Second Proposal was adopted and the results of the vote are shown below in the table.

          The following table shows the required analysis of the voting by security holders at the annual meeting:

                            VOTING OF SHARES
                                                                  Broker
Action                           For        Against    Abstain   Non-Votes
- ----------------------------------------------------------------------------
Set Number of
Directors at Nine (9)          3,205,404      6,606     8,456            0

Director Election:

  Ayres                        3,017,731      5,850         0            0
  Floriani                     3,016,420      5,850         0            0
  Greenwood                    3,017,776      5,850         0            0
  Henson                       3,016,621      5,850         0            0
  May                          3,017,731      5,850         0            0
  Perdue                       3,018,902      5,850         0            0
  Robinson                     3,019,681      5,850         0            0
  Ryburn                       3,018,192      5,850         0            0
  Stone                        3,018,192      5,850         0            0

First Proposal                 2,594,651     83,835    19,718      528,213

Second Proposal                2,978,714     39,067    18,871      188,211

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          Attached as Exhibits are the Articles of Restatement of the Articles of Incorporation and the restated Bylaws. The Articles of Restatement of the Articles of Incorporation restate the Articles of Incorporation to fully integrate the all previously adopted and filed amendments to the Articles of Incorporation. The Bylaws have been restated by the Board of Directors to reflect certain amendments necessary to be consistent with the Articles of Incorporation and certain other amendments adopted by the Board of Directors.

                               EXHIBIT INDEX


        Exhibit
        Number                               Item

        3(i)          Articles of Restatement of the Articles of Incorporation

        3(ii)         Bylaws (Restated)

                        ARTICLES OF RESTATEMENT OF THE
                          ARTICLES OF INCORPORATION OF
                        SIMMONS FIRST NATIONAL CORPORATION


          Pursuant to the Arkansas Business Corporation Act, Simmons First National Corporation does hereby adopt the following Articles of Restatement of its Articles of Incorporation:


          FIRST:     The name of this Corporation is
          -----      SIMMONS FIRST NATIONAL CORPORATION.


          SECOND:    The duration of this Corporation and the period of its
          ------     existence shall be perpetual.

          THIRD:     The nature of the business of this Corporation and the
          -----      objects and purposes purposed to be transacted, promoted
or carried on by it are as follows, to-wit:

          (a) To act as a holding company and to acquire and own stock or other interest in other businesses of any lawful character, including specifically banks, mortgage loan and servicing businesses, factoring businesses, and other financially oriented businesses; and as shareholder or as owner of other interest in such businesses, to exercise all rights incident thereto;

          (b) To do all things herein set forth, and in addition, all such other acts and things necessary or convenient or intended for the attainment of any of the purposes of this Corporation and to participate in, engage in, carry on and conduct any business that a natural person lawfully might or could do insofar as such acts and business undertakings are permitted to be done by a corporation organized under the general corporation laws of the State of Arkansas, with all powers conferred upon corporations, specifically or by inference, under the laws of the State of Arkansas.

          FOURTH:    The authorized capital stock of this Corporation shall
          ------     consist of 10,000,000 shares of Class A common stock
having a par value of $5.00 per share; 300 shares of Class B common stock having a par value of $1.00 per share; 50,000 shares of Class A preferred stock having a par value of $100.00 per share; 50,000 shares of Class B preferred stock having a par value of $100.00 per share; all with the powers, privileges, incidents, preferences and limitations hereinafter set forth:

          (a) The entire voting power of this Corporation shall be vested in the Class A common and Class B common stockholders, and the holders of each share of the Class A common and Class B common stock shall be entitled to one vote, in person or by proxy, for each share of such stock standing in his name on the books of the Corporation. Except as may otherwise be provided or required by law, the holders of Class A preferred stock and Class B preferred stock shall have no power to vote and shall not be entitled to notice of any meeting of the stockholders of the Corporation.

          (b) Class A preferred stock, which may be issued at the discretion of the Board of Directors of the Corporation for any price not less than the par value stated per share, shall provide for cumulative dividends at a rate to be fixed by the Board of Directors of the Corporation prior to the issuance thereof; shall have such options for conversion into the common stock of the

Corporation as shall be designated by the Board of Directors; and when issued and outstanding may be redeemed by the Corporation in the manner provided by its Bylaws and upon authorization of the Board of Directors in whole or in part thereof at a redemption price of Two Hundred Dollars per share together with the amount of any accrued dividends which may have been unpaid at the time of redemption. Class A preferred stock shall, in addition, have the following incidents, powers, privileges, preferences and restrictions, to-wit:

                     (i) In the event of dissolution, voluntary or involuntary, liquidation or winding up of the affairs of the Corporation, or any distribution of all of its assets to its stockholders, the holders of record of Class A preferred stock shall be entitled to receive One Hundred Dollars per share out of the assets available for distribution on a par with the holders of record of Class B preferred stock and before any other payments to stockholders are made whatsoever. After the payment of the preferences here provided on Class A preferred stock and elsewhere provided on Class B preferred stock, any remaining assets available for distribution shall be prorated to the holders of common stock. A consolidation, merger, or amalgamation of this Corporation shall not be deemed a distribution of assets of the Corporation within the meaning of any of the provisions of these Articles of Incorporation.

                     (ii) The dividends, at the rate established by the Board of Directors upon the issuance of Class A preferred stock, shall be cumulative so that if the Corporation fails in any fiscal year to pay such dividends on all of the issued and outstanding Class A preferred stock, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for any other class of stock outstanding from the Corporation. Subject to this provision and other provisions for preferences upon dissolution or liquidation, Class A preferred stock shall not be entitled to participate in any other or additional surplus or net profits of the Corporation.

                     (iii) In the exercise of its right of redemption of Class A preferred stock, the Board of Directors of the Corporation shall have full power and discretion to select from the outstanding Class A preferred stock of the Corporation particular shares for redemption, and its proceedings in this connection shall not be subject to attack except for actual and intentional fraud. In all instances, the Board shall have complete authority to determine upon and take all the necessary proceedings fully to effect the redemption, calling in and retirement of the shares selected for redemption, and the cancellation of the certificates representing such shares. Upon completion of such proceedings, the rights of the holders of the shares of such preferred stock which have been redeemed and called in shall in all respects cease, except that holders shall be entitled to receive the redemption price for their respective shares.

                     (iv) Whenever any shares of Class A preferred stock of the Corporation are purchased or redeemed as herein authorized, the Corporation may, by resolution of its Board of Directors, retire such shares, and thereupon this Corporation shall, in connection with the retirement of such shares, cause to be filed a certificate of reduction of capital.

                     (v) The Board of Directors may elect to issue the Class A preferred stock authorized for this Corporation in series each having such dividend rates and conversion options into the common stock of this Corporation as they may elect at the time of the issue of any series and these rights and incidents may differ between such series, provided that the required filing of a certificate stating the respective rights and incidents of each series are filed as required by law.

          (c) Class B preferred stock, which may be issued at the discretion of the Board of Directors of the Corporation for any price not less than the par values stated per share, shall provide for preferential (after payment of dividends on any outstanding Class A preferred stock) non-cumulative dividends at a rate to be fixed by the Board of Directors of the Corporation prior to the issuance thereof; shall have such conversion options as shall be designated by the Board of Directors into the common stock of the Corporation and the time and method within which the same may be exercised; and when issued and outstanding may be redeemed by the Corporation in the manner provided by its Bylaws and upon authorization of the Board of Directors in whole or in any part thereof at a redemption price of Two Hundred Dollars per share together with the amount of any accrued dividends which may have been declared but remain unpaid at the time of redemption. Class B preferred stock shall, in addition, have the following incidents, powers, privileges, preferences and restrictions, to-wit:

                     (i) In the event of any dissolution, voluntary or involuntary, liquidation or winding up of the affairs of the Corporation, or any distribution of all of its assets to its stockholders, the holders of record of Class B preferred stock shall be entitled to receive One Dollar per share out of the assets available for distribution on a par with the holders of Class A preferred stock. After the payment of the preferences here provided for, Class B preferred stock and as elsewhere herein provided for Class A preferred stock, any remaining assets available for distribution will be prorated to the holders of the common stock. A consolidation, merger or amalgamation of the Corporation shall not be deemed a distribution of assets of the Corporation within the meaning of any of the provisions of these Articles of Incorporation.

                     (ii) The dividends, at the rate established by the Board of Directors upon the issuance of Class B preferred stock, shall be non-cumulative, but such dividends shall be paid before any dividends are declared or paid on any other class of stock outstanding from the Corporation, except the dividend established by the Board of Directors on Class A preferred stock then outstanding. Subject to this provision and other provisions for preferences upon dissolution or liquidation, holders of Class B preferred stock shall not be entitled to participate in any other or additional surplus or net profits of the Corporation.

                    (iii) In the exercise of its right of redemption of Class B preferred stock, the Board of Directors of the Corporation shall have full power and discretion to select from the outstanding Class B preferred stock of the Corporation particular shares for redemption, and its proceedings in this connection shall not be subject to attack except for actual and intentional fraud. In all instances, the Board shall have complete authority to determine upon and take the necessary proceedings fully to effect the redemption, calling in and retirement of the shares selected for redemption, and the cancellation of the certificates representing such shares. Upon completion of such proceedings, the rights of holders of the shares of such preferred stock which have been redeemed and called in shall in all respects cease, except that such holders shall be entitled to receive the redemption price for their respective shares.

                     (iv) Whenever any shares of Class B preferred stock of the Corporation are purchased or redeemed as herein authorized, the Corporation may, by resolution of its Board of Directors, retire such shares, and thereupon this Corporation shall, in connection with the retirement of such shares, cause to be filed a certificate of reduction of capital.

                     (v) The Board of Directors may elect to issue the Class B preferred stock authorized for this Corporation in series, each having such dividend rates and conversion options into the common stock of this Corporation as they may elect at the time of the issue of any series, and these rights and incidents may be differ between each series, provided that the required filing of a certificate stating the respective rights and incidents of each series are filed as required by law.

          (d) Certificates evidencing the allotment of shares to subscribers vest in the subscriber or his assignee, to the extent of actual ownership as provided by law, the right to participate in dividends and vote shares or fractional shares of stock.

          (e) In the event that two successive annual dividends payable on the Class A preferred stock are in default, then immediately upon the happening of such event and until such defaults and all defaults subsequent thereto are made good, the holders of Class A preferred stock shall be entitled to one vote for each share of such stock at any meeting of the Corporation in the same manner and to the same extent as if such share of Class A preferred stock were a share of Class A common stock or Class B common stock of the Corporation. Upon payment in full of the defaulted dividends, the voting power shall again be vested exclusively in the common stockholders.

          (f) No stockholder of the Corporation, whether of common or preferred stock, shall because of his ownership of stock have a pre-emptive or other right to purchase, subscribe for, or take any part of the stock or any part of the notes, debentures, bonds or other securities convertible into or carrying options or warrants to purchase stock of the Corporation issued, optioned, or sold by it. Any part of the capital stock and any part of the notes, debentures, bonds or other securities convertible into or carrying options or warrants to purchase stock of the Corporation authorized by the Articles of Incorporation or any amendment thereto duly filed, may at any time be issued, optioned for sale, and sold or disposed of by the Corporation pursuant to resolution of its Board of Directors to such persons and upon such terms as to such Board may seem proper without first offering such stock or securities or any part thereof to existing stockholders of any class.

          (g) The Board of Directors of the Corporation shall have the power, at their discretion, to prepare and cause to be issued convertible bonds or debentures of the Corporation, whether or not secured by a sinking fund, pledge or other commitment, having such rights, conversion options into the common or preferred stock of the Corporation, bearing such interest, having such maturity dates, with such restrictions, incidents, privileges, and characteristics, and in such amounts, total and individually, as may be determined by the Board of Directors to be appropriate for the corporate purposes.

          FIFTH:     The Corporation shall not commence business until it
          -----      has received consideration of the value of at least
Three Hundred Dollars for the issuance of its shares of stock.

          SIXTH:     The initial office of the Corporation shall be at Fifth
          -----      and Main Streets in the City of Pine Bluff, Arkansas, and
the name of the resident agent of the Corporation is J. Thomas May, whose address is 2111 Country Club Lane, Pine Bluff, Arkansas.

          SEVENTH:   The name and post office address of the incorporator is
          -------    Wayne A. Stone, 10 Westridge Drive, Pine Bluff, Arkansas.

          EIGHTH: The Board of Directors of this Corporation shall consist ------ of not less than five (5) nor more than twenty-five (25)
persons, the exact number of directors within such minimum and maximum limits to be fixed and determined, from time to time, by resolution of majority of the full Board of Directors or by resolution of the shareholders at any annual or special meeting thereof. Any vacancy in the Board of Directors for any reason, including an increase in the number thereof, may be filled by action of the Board of Directors.

          NINTH:     The affairs and business of this Corporation shall be
          -----      controlled and conducted by the Board of Directors.  The
Board of Directors may make By-Laws for the management of the affairs and business of this Corporation, from time to time, and may amend or repeal such By-Laws. In addition, the Corporation and Board of Directors shall have all the powers provided for boards of directors and corporations under the laws of the State of Arkansas, including, but not limited to, the power to create an Executive Committee from among their number, to provide for the day-to-day management and operations of the Corporation's affairs.

          TENTH:     The private property of the stockholders shall not be
          -----      subject to the payment of the corporate debts to any
extent whatsoever.

          ELEVENTH: (a)(1)  Except as otherwise expressly provided in this
          --------   Article, in the event that any person becomes an
Interested Stockholder (as hereinafter defined), then any acquisition of additional Voting Shares (as hereinafter defined), other than through a Business Combination (as hereinafter defined), by such Interested Stockholder shall only be pursuant to a Tender Offer ( as hereinafter defined) to acquire, for cash, any and all outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors ("Voting Shares") not owned by such Interested Stockholder at the Fair Price (as hereinafter defined).

                      (2) The provisions of this section (a) shall not apply to any person exempted from the requirements of this section by the Board of Directors in a resolution passed before the person becomes an Interested Stockholder.

                      (3) A Tender Offer shall be made on the terms and subject to the conditions as set forth below:

                               (i)  All expenses associated with the making
and conduct of the Tender Offer shall be the sole responsibility of the Interested Stockholder; and

                               (ii)  The Tender Offer shall be an offer to
purchase any and all outstanding Voting Shares not owned by the Interested Stockholder at a price per share not less than the Fair Price, net to the seller in cash. Shares tendered pursuant to valid guarantees of delivery before the initial expiration date of the Tender Offer, specifically identifying certificates therefor, shall be deemed to be validly tendered for purposes of the Tender Offer. The initial expiration of the Tender Offer shall not be less than twenty (20) business days after the commencement of the Tender Offer.

          (b) In addition to any affirmative vote required by law, and except as otherwise expressly provided in this Article:

                     (1) any merger or consolidation of the Corporation with or into any other Corporation, or

                     (2) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of related transactions) of all or substantially all of the property and assets of the Corporation, or

                     (3) the adoption of any plan or proposal of liquidation or dissolution of the Corporation; or

                     (4) any reclassification of the Corporation's securities (including any stock split); shall require the affirmative vote of the holders of at least 80% of the outstanding Voting Shares, unless such Business Combination is approved by 80% of the Continuing Directors (as hereinafter defined) of the Corporation. Such affirmative vote of the shareholders or directors shall be required, notwithstanding the fact that no vote may be required, or that some lesser percentage may be specified, by law or in any agreement or otherwise.

          (c) The provisions of sections (a) and (b) of this Article shall not be applicable to any Business Combination or stock acquisition, and such Business Combination or stock acquisition shall require only such affirmative vote as is required by law and any other provisions of these Articles of Incorporation, if any, if such transaction has been approved by 80% of the Continuing Directors of the Corporation.

          (d)  For purposes of this Article:

                     (1) "Business Combination" means any transaction which is referred to in any one or more paragraphs (1) through (4) of section (b) of this Article.

                     (2) "Person" includes a natural person, corporation, partnership, association, joint stock company, trust, unincorporated association or other entity. When two or more Persons act as a partnership, limited partnership, syndicate or other group for the purpose of acquiring, holding or disposing of common stock, such syndicate or group shall be deemed a Person for purposes of this Article.

                     (3) "Interested Stockholder" means any Person (other than the Corporation), any Subsidiary (as hereinafter defined) or any Employee Stock Ownership Trust or other compensation plan of the Corporation, who or which as of any date immediately prior to the consummation of any transaction described in this Article:

                               (i)  is the beneficial owner, directly or
indirectly, of more than 10% of the Voting Shares; or

                               (ii)  is an Affiliate of the Corporation and at
any time within two years prior thereto was the beneficial owner, directly or indirectly, of not less than 6% of the then outstanding Voting Shares.

                     (4) "Tender Offer" means a tender offer for cash made in accordance with the then applicable rules and regulations of the Securities and Exchange Commission issued pursuant to Section 14(d) of the Securities

Exchange Act of 1934, as amended.

                     (5) "Fair Price" means the amount payable by the Interested Stockholder in respect of each Voting Share, which shall be the greater amount determined on either of the following bases:

                               (i)  The highest price per share of Voting
Shares including commissions paid to brokers or dealers for solicitation or other services, at which Voting Shares held by the Interested Stockholder were acquired pursuant to any market purchase or otherwise within the preceding twenty-four (24) full calendar months prior to the commencement of the Tender Offer. For purposes of this subsection (i), if the consideration paid in any such acquisition of Voting Shares consisted, in whole or part, of consideration other than cash, then such other consideration shall be valued at the market value thereof at the time of the payment.

                               (ii)  The highest sale price per share of the
Voting Shares for any trading day during the preceding twenty-four (24) full calendar months prior to the commencement of the Tender Offer. For purposes of this subsection (ii), the sale price for any trading day shall be the last sale price per share of Voting Shares as reported in the National Association of Securities Dealers Automated Quotation System.

                     (6) "Beneficial Ownership" means any right or power through any contract, arrangement, understanding, relationship or otherwise to exercise, directly or indirectly, (1) voting power, which includes the power to vote, or to direct the voting of, the Voting Shares, or (2) investment power, which includes the power to dispose of, or to direct the disposition of, the Voting Shares.

          Notwithstanding the foregoing, Beneficial Ownership shall not include (1) ownership by a registered broker holding shares of Voting Shares in its street name for customers, or (2) ownership by an employee plan maintained for the Company's employees, provided that each employee is entitled to vote the shares in the trust which are allocable to him.

                     (7)  A person shall be a "beneficial owner" of any Voting
Shares:

                               (i)  which such Person or any of its Affiliates
or Associates (as hereinafter defined) beneficially owns, directly or indirectly; or

                               (ii)  which such Person or any of its
Affiliates or Associates has (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding, or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding, or

                               (iii)  which are beneficially owned, directly
or indirectly, by any other Person with which such first mentioned Person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any Voting Shares.

                     (8) An "Affiliate" of, or a Person "affiliated" with, a specified Person, is a Person that directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with the Person specified.

                     (9) The term "Associate" used to indicate a relationship with any Person means (1) any corporation or organization (other than the Corporation or a majority-owned subsidiary of the Corporation) of which such Person is an officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities, (2) any trust or other estate in which such Person has a substantial beneficial interest or as to which such Person serves as trustee or in a similar fiduciary capacity, or
(3) any relative or spouse of such Person, or any relative of such spouse, who has the same home as such Person.

                     (10) The outstanding Voting Shares shall include shares deemed owned through application of paragraph (7) of section (d) above, but shall not include any other Voting Shares which may be issuable pursuant to any agreement or upon exercise of conversion rights, warrants, or options, or otherwise.

                     (11) "Proponent" means any Person (or its Affiliates or Associates) which makes any Tender Offer for the Voting Shares or proposes any Business Combination directly affecting the Corporation or its subsidiaries.

                     (12) "Continuing Directors" means the incumbent directors of the Corporation on the date immediately preceding the date the Proponent (or its Affiliates or Associates) became an Interested Stockholder. In the event the Proponent (or its Affiliates or Associates) is not an Interested Stockholder, then all directors of the Corporation shall be Continuing Directors.

                     (13) "Subsidiary" shall mean a corporation of which a majority of each class of equity is owned, directly or indirectly, by the Corporation.

          (e) A majority of the Continuing Directors shall have the power and duty to determine for the purposes of this Article on the basis of information known to them, (1) if a Business Combination is proposed by or on behalf of an Interested Stockholder or Affiliate of an Interested Stockholder, (2) the number of Voting Shares beneficially owned by any Person, (3) whether a person is an Affiliate or Associate of another, or (4) whether a person has an agreement, arrangement or understanding with another as to the matters referred to in paragraph (7) of section (d) above.

          (f) Nothing contained in this Article shall be construed to relieve any Interested Stockholder from any fiduciary obligation imposed by law. The Board of Directors is specifically authorized to seek equitable relief, including an injunction, to enforce the provisions of the Article.

          TWELFTH:   (a)  Every person who was or is a party of, is
          -------    threatened to be made party to, or is involved in, any
action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation (or is or was serving at the request of the Corporation as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise) shall be indemnified and held harmless to the fullest extent legally permissible under and pursuant to any procedure specified in the Arkansas Business Corporation Act of 1965, as amended and as the same may be amended hereafter, against all expenses, liabilities and losses (including attorney's fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Such right of indemnification shall be a contract right that may enforced in any lawful manner by such person, and the Corporation may in the discretion of the Board of Directors enter into indemnification agreements with its directors and officers. Such right of indemnification shall not be exclusive of any other right which such director or officer may have or hereafter acquire and, without limiting the generality of such statement, he shall be entitled to his rights of indemnification under any agreement, vote of stockholders, provision of law or otherwise, as well as his rights under this section.

          (b) The Board of Directors may cause the Corporation to purchase and maintain insurance on behalf of any person who is, or was, a director of officer of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation or as its representative in a partnership, joint venture, trust or other enterprise, against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the Corporation would have the power to indemnify such person.

          (c) Expenses incurred by a director or officer of the Corporation in defending a civil or criminal action, suit or proceeding by reason of the fact that he is, or was, a director or officer of the Corporation (or is or was serving at the Corporation's request as a director or officer of another corporation or as its representative in a partnership, joint venture, trust or other enterprise) shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding (1) upon authorization (i) by the Board of Directors by a majority vote of a quorum consisting of directors who are not parties to the action, suit or proceeding, (ii) if such a quorum is not obtainable or, even if obtainable, if a quorum of disinterested directors so directs, then by independent legal counsel in a written opinion, or (iii) by the shareholders; and (2) upon receipt of an undertaking by, or on behalf of, such person to repay such amount, if it shall ultimately be determined that he or she is not entitled to be indemnified by the Corporation as authorized by relevant provisions of the Arkansas Business Corporation Act of 1965 as the same now exists or as it may hereafter be amended.

          (d) If any provision of this Article or the application thereof to any person or circumstance is adjudicated invalid, such invalidity shall not affect other provisions or applications of this Article which lawfully can be given without the invalid provision of this Article.

          THIRTEENTH:  In the event of any Tender Offer, merger offer or other
          ----------   acquisitive offer for the shares or assets of the
Corporation or any of its subsidiaries, then, in addition to any other action required by law, the Board of Directors shall consider the following factors in evaluating such offer, prior to making any recommendation with respect to such offer:

          (a) The likely impact of the proposed acquisitive transaction on the Corporation, its subsidiaries, its shareholders, its employees and the communities served by the Corporation and its subsidiaries;

          (b) The timeliness of the offer and proposed transaction considering the current business climate and the current business activities and plans of the Corporation and its subsidiaries;

          (c) The possibility of any legal defects, including but not limited to bank and bank holding company regulatory matters, in the offer of proposed transaction;

          (d) The risk of non-consummation of the offer due to inadequate financing, failure to obtain regulatory approval or such other risks as the Board may identify;

          (e) The current market price of the stock and the assets of the Corporation and its subsidiaries;

          (f)  The book value of the stock of the Corporation;

          (g) The relationship of the proposed price in the offer to the Board's opinion of the current value of the Corporation and its subsidiaries in an independently negotiated transaction;

          (h) The relationship of the proposed price in the offer to the Board's opinion of the future value of the Corporation and its subsidiaries as an independent entity; and

          (i)  Any other factors which the Board deems pertinent.

          No director who is an Affiliate or Associate (as defined in Article Eleventh above) of the offeror shall participate in any manner whatsoever in the above evaluation of the offer.

          FOURTEENTH:  Any amendment, repeal or modification of any of the
          ----------   terms of the Articles of Incorporation of the
Corporation shall, in addition to all other requirements of law, require the approval of 80% of the shares entitled to vote on such amendment, repeal or modification, unless such amendment, repeal or modification shall have been approved by an affirmative vote of 80% of the Continuing Directors of the Corporation (as defined in Article Eleventh above).

          FIFTEENTH:  The Corporation elects to be governed by and subject to
          ---------   the Arkansas Business Corporation Act of 1987.

          SIXTEENTH: To the fullest extent permitted by the Arkansas Business --------- Corporation Act, as it now exists or may hereafter be amended, a director of this Corporation shall not be liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a director.

          IN WITNESS WHEREOF, the President and Chief Executive Officer of the Corporation has set his hand this 28th day of July, 1994.


                                        SIMMONS FIRST NATIONAL CORPORATION



                                          By   /s/  J. Thomas May
                                      ---------------------------------
                                        J. Thomas May, President and
                                             Chief Executive Officer

                               CERTIFICATE


          Pursuant to the Arkansas Business Corporation Act, Simmons First National Corporation does hereby certify that the Articles of Incorporation, as duly restated in the Articles of Restatement of Articles of Incorporation, were duly adopted and restated by a resolution of the Board of Directors and contain no amendments which require the approval of the shareholders.


          IN WITNESS WHEREOF, the President and Chief Executive Officer of Simmons First National Corporation has set his hand this 28th day of July, 1994.



                                 SIMMONS FIRST NATIONAL CORPORATION



                                      By /s/  J. Thomas May
                                --------------------------------
                                  J. Thomas May, President and
                                       Chief Executive Officer

                                   BY-LAWS
                                     OF
                     SIMMONS FIRST NATIONAL CORPORATION


                             ARTICLES I.  OFFICES
                             --------------------

          The principal office of the Corporation in the State of Arkansas shall be located at 501 Main Street in the City of Pine Bluff, County of Jefferson. The Corporation may have such other offices, either within or without the State of Arkansas, as the Board may designate or as the business of the Corporation may require from time to time.

          The registered office of the Corporation required by The Arkansas Business Corporation Act of 1987, as amended, to be maintained in the State of Arkansas may be, but need not be, identical with the principal office in the State of Arkansas, and the address of the registered office nay be changed from time to time by the Board.

                           ARTICLE II. SHAREHOLDERS
                           ------------------------

          SECTION 1.  ANNUAL MEETING.  The annual meeting of the shareholders,
          ---------   for the purpose of electing directors and such other
business as may properly come before the meeting, shall be held on such date and at such place as the Board shall from time to time determine by resolution adopted at a regular meeting. If the day fixed for the annual meeting shall be a legal holiday in the State of Arkansas, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated for the annual meeting of the shareholders, or at any adjournment thereof, the Board shall cause the election to be held at a special meeting of the shareholders as soon thereafter as conveniently may be held.

          SECTION 2.  SPECIAL MEETINGS.  Special meetings of the shareholders,
          ---------   for any purpose or purposes, unless otherwise prescribed
by statute, may be called by the Chairman of the Board, President or by the Board, and shall be called by the Chairman of the Board or the President at the request of the holders of not less than one-tenth of all the outstanding shares of the Corporation entitled to vote at a meeting.

          SECTION 3.  PLACE OF MEETING.  The Board may designate any place,
          ---------   either within or without the State of Arkansas, as the
place of meeting for any annual meeting or for any special meeting called by the Board. If no designation is made, the place of meeting shall be the principal office of the Corporation in the State of Arkansas.

          SECTION 4.  NOTICE OF MEETING.  Written or printed notice stating
          ---------   the place, day and hour of the meeting and, in case of
a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) nor more than sixty (60) days before the date of the meeting, unless one of the purposes of the meeting is to increase the authorized capital stock or bond indebtedness of the Corporation, in which case the notice shall be delivered not less than sixty
(60) nor more than seventy-five (75) days prior to the date of the meeting, either personally or by mail, at the direction of the Chairman of the Board, the President, or the Secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at the address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid.

          SECTION 5.  FIXING OF RECORD DATE.  For the purpose of determining
          ---------   shareholders entitled to notice of or to vote at any
meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of the Corporation may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than seventy (70) days prior to the date of the meeting or action requiring a determination of shareholders. If no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board declaring such dividend is adopted, as the case may be, shall be the record date for such action. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply, in the absence of further Board action, to any adjournment of such meeting to a date not more than one hundred-twenty (120) days after the date of the original meeting. In the event of any adjournment of a meeting, the Board may set a new record date for such adjourned meeting and, in all events, shall establish a new record date if the meeting is adjourned to a date more than one hundred-twenty (120) days after the date of the original meeting.

          SECTION 6.  VOTING LISTS.  The officer or agent having charge of
          ---------   stock transfer books for shares of the Corporation shall
make a list of the shareholders who are entitled to notice of the meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each. This list, shall be kept on file at the principal office of the Corporation, commencing not later than two (2) business days after the mailing of the notice of the meeting, and shall be subject to inspection and, subject to the provisions of A.C.A. 4-27-1602C, copying by any shareholder, at the expense of the shareholder, at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder at any time during the meeting. The original stock transfer book shall be prima facie evidence as to who are the shareholders entitled to examine such lists or transfer books or to vote at any meeting of shareholders.

          SECTION 7.  QUORUM.  A majority of the votes entitled to be cast,
          ---------   represented in person or by proxy, shall constitute a
quorum at a meeting of the shareholders. If less than a majority of the votes entitled to be cast are represented at a meeting, a majority of the votes so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough votes to leave less than a quorum.

          SECTION 8. PROXIES. At all meetings of shareholders, a shareholder --------- may vote by proxy executed in writing by the shareholder or by a duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

          SECTION 9. VOTING OF SHARES. Each outstanding share of Class A --------- common stock shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders.

          SECTION 10. VOTING OF SHARES BY CERTAIN HOLDERS. Shares standing ---------- in the name of another corporation may be voted by such officer, agent or proxy as the by-laws of such corporation may prescribe, or, in the absence of such provision, as the Board of such corporation may determine.

          Shares held by an administrator, executor, guardian or conservator may be voted by the fiduciary either in person or by proxy, without a transfer of such shares into such fiduciary's name. Shares standing in the name of a trustee may be voted by the trustee, either in person or by proxy, but no trustee shall be entitled to vote shares held as trustee without a transfer of such shares into the trustee's name.

          Shares standing in the name of a receiver (including a trustee in bankruptcy) may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into the receiver's name, if authority to do so is contained in an appropriate order of the court by which such receiver was appointed.

          A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

          Shares of its stock held by its subsidiaries in a fiduciary capacity may be voted only by a co-fiduciary or by a person or persons designated in the instrument creating the fiduciary relationship. Shares of its own stock belonging to the Corporation or held by it or its subsidiaries in a fiduciary capacity shall not be voted, directly or indirectly, at any meeting, other than as specified above, and, unless such shares may be voted by a co-fiduciary or designate as specified above, shall not be counted in determining the total number of outstanding shares at any given time.

          SECTION 11.  VOTING FOR DIRECTORS.  Directors shall be elected by a
          ----------   plurality of the votes cast by the shares entitled to
vote thereon. Shareholders shall not be allowed to vote cumulatively for the election of Directors.

                       ARTICLE III. BOARD OF DIRECTORS
                       -------------------------------

          SECTION 1. GENERAL POWERS. The business and affairs of the --------- Corporation shall be managed by its Board of Directors
(herein "BOARD").

          SECTION 2. NUMBER, TENURE AND QUALIFICATIONS. The number of --------- directors with which this Corporation shall commence business shall be one, but the number of directors to be elected at the annual shareholders' meeting shall be prescribed at said meeting, and shall be not less than five (5) nor more than twenty-five (25), the exact number within such minimum and maximum limits to be prescribed and determined from time to time by resolution of the shareholders at any meeting thereof, or by resolution of a majority of the Board. However, between annual shareholders' meetings a majority of the Board may increase the number of directors by two
(2) more than the number of directors last elected by shareholders, where such number was fifteen (15) or less, and by four (4) more than the number of directors last elected by the shareholders, where such number was sixteen (16) or more, but in no event shall the number of directors exceed twenty-five
(25). Each director shall hold office until the next annual meeting of the shareholders following the date of election and until a successor shall have been elected and qualified. Directors need not be residents of the State of Arkansas or shareholders of the Corporation.

          SECTION 3.  ADVISORY DIRECTORS.  The Board of this Corporation may
          ---------   elect individuals to serve as Advisory Directors, and
they may attend meetings of the board and may receive compensation for attendance. The Advisory Directors shall serve at the pleasure of the Board of this Corporation for such terms as the Board by resolution may establish. The function of such Advisory Directors shall be to advise and consult with the regular Board with respect to the affairs of the Corporation. Advisory Directors shall not be entitled to vote on matters which come before the Board or any committee thereof.

          SECTION 4.  ADVISORY DIRECTOR EMERITUS.  The Board may elect one
          ---------   individual as an Advisory Director Emeritus.  The
Advisory Director Emeritus may attend meetings of the Board and may receive compensation as designated by the Board. The Advisory Director Emeritus shall serve at the pleasure of the Board of this Corporation for such terms as the
Board by resolution may establish.   The Advisory Director Emeritus may be of
counsel to the Board and may be called upon for advice from time to time.
The Advisory Director Emeritus shall not vote on matters coming before the Board or any committee thereof.

          SECTION 5. REGULAR MEETINGS. The regular meeting of the Board shall --------- be held, without notice, on the fourth Monday of each month at the principal business office. When any regular meeting of the Board falls upon a holiday, the meeting shall be held the next business day unless the Board shall designate some other day.

          SECTION 6. SPECIAL MEETINGS. Special meetings of the Board may be --------- called by or at the request of the Chairman of the Board, the President or any three (3) or more directors. The person or persons authorized to call special meetings of the Board may fix any place, either within or without the State of Arkansas, as the place for holding any special meeting of the Board called by them.

          SECTION 7. NOTICE. Notice of any special meeting shall be given, --------- when practicable in light of the circumstances, at least one day previously thereto by written notice delivered personally, deposited into the U. S. mail, or sent by telefacsimile. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, with postage thereon prepaid. If notice be given by telefacsimile, such notice shall be deemed to be delivered upon transmission. Any director may waive notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at nor the purpose of any regular meeting of the Board need be specified in the notice or waiver of notice of such meeting.

          SECTION 8. QUORUM AND VOTING. A majority of the number of --------- directors prescribed pursuant to Section 3 of this

Article III shall constitute a quorum for the transaction of business at any meeting of the Board, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice. A vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board.

          SECTION 9. MANNER OF MEETING. Any regular or special meeting may be --------- conducted, in person or through the use of any means of electronic communication by which all directors participating may simultaneously hear each other during the meeting. If any meeting is held in which some or all of the directors participate therein through the use of electronic communication such director or directors shall be deemed to be present in person at the meeting.

          SECTION 10. VACANCIES. Any vacancy occurring in the Board may be ---------- filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board. A director elected to fill a vacancy shall be elected for the unexpired term of the predecessor in office. Any directorship to be filled by reason of an increase in the number of directors shall be filled by an election at an annual meeting or at a special meeting of shareholders called for that purpose, or by the directors at a meeting as authorized in Article III,
Section 2.

          SECTION 11. COMPENSATION. By resolution of the Board, the directors ---------- may be paid their expenses, if any, of attendance at each meeting of the Board or Board Committee, and may be paid a retainer plus a fixed sum for attendance at each meeting of the Board or Board Committee or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

          SECTION 12. PRESUMPTION OF ASSENT. A director of the Corporation ---------- who is present at a meeting of the Board at which action on any corporate matter is taken shall be presumed to have assented to the action taken, unless (1) the Director objects to holding the meeting or transacting business at the meeting, or (2) a dissent or abstention shall be entered in the minutes of the meeting, or (3) the director shall deliver a written notice of dissent or abstention to such action to the presiding officer of the meeting before adjournment or to the Corporation immediately after adjournment. Such right to dissent shall not apply to a director who voted in favor of such action.

          SECTION 13. INFORMAL ACTION BY DIRECTORS. Any action required to be ---------- taken at a meeting of the directors, or any other action which may be taken at a meeting of the directors, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors entitled to vote with respect to the subject matter thereof.

                             ARTICLE IV. COMMITTEES
                             ----------------------

          SECTION 1.  EXECUTIVE COMMITTEE.  There shall be an Executive
          ---------   Committee of the Board consisting of no less than five
or more than seven outside directors of the Corporation or its affiliates, selected by the Board. The exact number within such minimum and maximum limits shall be determined by resolution of the Board at the annual meeting where the members of the Executive Committee are selected as hereinafter set forth. The Chairman of the Board and the President of the Corporation shall be ex-Officio members of the Committee. The Executive Committee shall be selected annually following the annual meeting of the shareholders of the corporation at the same meeting where the other board committees are named.

          The Executive Committee of the Board shall be chaired by a chairman, who shall be selected by the Committee. A secretary, who shall be selected by the Committee, shall record minutes of each meeting as a formal record of the deliberations and recommendations of the Committee.

          The Executive Committee shall meet monthly and upon call of the chairman or upon written request of three (3) or more members of the Committee.

          The duties and responsibilities of the Executive Committee shall include, but shall not be limited to, the following:

          (1) Consult with executive management regarding matters related to the policies and management decisions of the Corporation and its subsidiaries.

          (2)        Consider and help develop management succession.

          (3) Monitor and recommend the makeup of the Board, bearing in mind the requirements for board members and ages of board members.

          (4) Monitor and assist, where desirable, in acquisition and merger matters.

          (5)        Review and assist in the formulation of policies.

          (6) Submit possible nominees and suggest names for board membership on subsidiary boards.

          The Board may delegate to the Executive Committee any of the powers and authority of the Board regarding management of the business and affairs of the Corporation, except those powers not subject to delegation as set forth in A.C.A. Section 4-27-825E. Any decision made or action taken, based under such delegation, shall be reported to the Board at its next regular meeting.

          SECTION 2. AUDIT COMMITTEE. There shall be an Audit Committee, --------- consisting of not less than four (4) outside directors of the Corporation or its affiliates, appointed by the Board annually or more often, whose duty it shall be to cause examinations into the affairs of the Corporation and its affiliates, and to report the result of such examinations to the Board at its meetings thereafter.

          SECTION 3. OTHER COMMITTEES. The Board may also appoint from among --------- its own members and members of the board of directors of its affiliates such other committees as the Board may determine, which shall in each case consist of not less than two (2) directors, and which shall have such powers and duties as shall from time to time be prescribed by the Board. The Chairman of the Board and the President shall be ex-Officio members of each committee appointed by the Board. The Secretary shall maintain a list of the committees of the Corporation, as same exist from time to time, and attach a copy hereto as an Appendix.

          SECTION 4. PROCEDURE. A majority of the members of any committee --------- may fix its rules of procedure. Upon the request of the
Board, all actions by any committee shall be reported to the Board at a meeting succeeding such action and shall be subject to revision, alteration and approval by the Board; provided, that no rights or acts of third parties shall be affected by any such revision or alteration.

                               ARTICLE V. OFFICERS
                               -------------------

          SECTION 1. NUMBER. The officers of the Corporation shall be a --------- Chairman of the Board, a President, one or more
Vice-Presidents (the number thereof to be determined by the Board), a Secretary and a Chief Financial Officer, each of whom shall be elected by the Board. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board. Any two or more offices may be held by the same person. The Secretary, or such officer as the Board may designate, shall maintain a list of the officers of the Corporation, as same exist from time to time, and attach a copy hereto as an Appendix.

          SECTION 2. ELECTION AND TERM OF OFFICE. The officers of the ---------- Corporation to be elected by the Board shall be elected annually by the Board at the first meeting of the Board held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as is convenient. Each officer shall hold office until a successor shall have been duly elected and qualified or until such officer's death, resignation or removal in the manner hereinafter provided.

          SECTION 3.  REMOVAL. Any officer or agent elected or appointed by
          ---------   the Board may be removed by the Board whenever, in its
judgment, the best interests of the Corporation would be served thereby, but such removal shall be without prejudice as to any contract rights of the person so removed.

          SECTION 4.  VACANCIES.  A vacancy in any office because of death,
          ---------   resignation, removal, disqualification or otherwise,
may be filled by the Board for the  unexpired portion of the term.

          SECTION 5.  CHAIRMAN OF THE BOARD.  The Chairman of the Board shall
          ---------   be a senior executive officer of the Corporation and,
subject to the control of the Board, shall, in general, participate in the management of the business and affairs of the Corporation. The Chairman of the Board shall, when present, preside at all meetings of the shareholders and of the Board. Further. The Chairman of the Board may sign, with the Secretary or any other proper officer of the Corporation thereunto authorized by the Board, certificates for shares of the Corporation, any deeds, mortgages, bonds, contracts, or other instruments which the Board has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board or by these By-Laws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed; and, in general, shall perform all duties incident to the office of Chairman of the Board and such other duties as may be prescribed by the Board.

          SECTION 6.  CHIEF EXECUTIVE OFFICER.  The Chief Executive Officer
          ---------   shall be the principal executive officer of the
Corporation and, subject to the control of the Board, shall, in general, supervise and control all of the business and affairs of the Corporation. The

Board shall designate the Chief Executive Officer from between the Chairman of the Board and the President. The Chief Executive Officer may sign, with the Secretary or any other proper officer of the Corporation thereunto authorized by the Board, certificates for shares of the Corporation, any deeds, mortgages, bonds, contracts, or other instruments which the Board has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board or by these By-Laws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed; and, in general, shall perform all duties incident to the office of Chief Executive Officer and such other duties as may be prescribed by the Board.

          SECTION 7.  PRESIDENT.  The President shall be a senior executive
          ---------   officer of the Corporation and, subject to the control
of the Board, shall, in general, participate in the management of the business and affairs of the Corporation. In the event the Chairman of the Board is not elected by the Board, or in the absence of the Chairman of the Board, the President shall have the same duties and responsibilities of the Chairman of the Board. In the event that the Chairman of the Board has been designated the Chief Executive Officer, the President shall be the executive officer second in line of authority and shall perform all duties as may be prescribed by the Board from time to time.

          SECTION 8. THE VICE-PRESIDENTS. In the event of the President's --------- absence, death, inability or refusal to act, the Vice-
President (or in the event there is more than one Vice-President, the Vice-Presidents in the order designated by the Board) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all restrictions upon the President. Any Vice-President may sign, with the Secretary or Assistant Secretary, certificates for shares of the Corporation; and shall perform such other duties as may be assigned or delegated by the Chairman of the Board, President or Board.

          SECTION 9. THE SECRETARY. The Secretary shall: (a) keep the minutes --------- of the meetings of the shareholders and the Board in one or more books provided for that purpose; (b) see that all notices are duly given, in accordance with the provisions of these By-Laws or as required by law; (c) be custodian of the corporate records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all documents, the execution of which under seal is duly authorized; (d) keep a register of the post office address of each shareholder; (e) sign with the Chairman of the Board, President, or a Vice-President, certificates for shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board; (f) have general charge of the stock transfer books of the Corporation; and (g) in general, perform all duties incident to the office of Secretary and such other duties as may be assigned or delegated by the Chairman of the Board, President or the Board.

          SECTION 10. CHIEF FINANCIAL OFFICER. The Chief Financial Officer ---------- shall: (a) have charge and custody of and be responsible for all funds and securities of the Corporation; receive and give receipts for moneys due and payable to the Corporation from any source whatsoever, and deposit all such moneys in the name of the Corporation in such banks, trust companies or other depositaries as shall be selected in accordance with the provisions of Article VI of these By-Laws; and (b) in general, perform all of the duties incident to the office of Chief Financial Officer and such other duties as may be assigned or delegated by the Chairman of the Board, President or the Board. The offices of Chief Financial Officer and Secretary may be held by the same person.

          SECTION 11.  ASSISTANT SECRETARIES.  The Assistant Secretaries, when
          ----------   authorized by the Board, may sign with the President or
a Vice-President certificates for shares of the Corporation, the issuance of which shall have been authorized by a resolution of the Board. The Assistant Secretaries, in general, shall perform such duties as shall be assigned to them by the Secretary, the Chairman of the Board,President or the Board.

          SECTION 12. SALARIES. The salaries of the officers (other than the ---------- Chairman of the Board and the President) shall be fixed from time to time by the Chairman of the Board and the President, subject to review and approval by the Board. The salaries of the Chairman of the Board and the President shall be fixed from time to time by the Board. No officer shall be prevented from receiving a salary due to service as a director of the Corporation.

                 ARTICLE VI. CONTRACTS, LOANS, CHECKS AND DEPOSITS
                 -------------------------------------------------

          SECTION 1. CONTRACTS. The Board may authorize any officer or --------- officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

          SECTION 2. LOANS. No loans shall be contracted on behalf of the --------- Corporation and no evidences of indebtedness shall be issued in its name, unless authorized by a resolution of the Board. Such authority may be general or confined to specific instances.

          SECTION 3. CHECKS, DRAFTS, ETC. All checks, drafts or other orders --------- for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation, shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall be determined by resolution of the Board.

          SECTION 4. DEPOSITS. All funds of the Corporation not otherwise --------- employed shall be deposited to the credit of the
Corporation in such banks, trust companies or other depositories as the Board may select.

             ARTICLE VII. CERTIFICATES FOR SHARES AND THEIR TRANSFER
            --------------------------------------------------------

          SECTION 1. CERTIFICATES OF SHARES. Certificates representing shares
          --------   of the Corporation shall be in such form as shall be
determined by the Board. Such certificates shall be signed by the Chairman of the Board, President or a Vice-President and by the Secretary or an Assistant Secretary. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the Corporation. All certificates surrendered to the Corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except that in case of a lost, destroyed or mutilated certificate, a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board may prescribe.

          SECTION 2. TRANSFER OF SHARES. Transfer of shares of the --------- Corporation shall be made only on the stock transfer books of the Corporation by the holder of record thereof or by a legal representative thereof, who shall furnish proper evidence of authority to transfer, or by an attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the Corporation shall be deemed by the Corporation to be the owner thereof for all purposes. The Board shall have power to appoint one or more transfer agents and registrars for the transfer and registration of certificates of stock of any class or debentures and may require that stock certificates or debentures shall be countersigned and registered by one or more of such transfer agents and registrars.

                   ARTICLE VIII - MISCELLANEOUS PROVISIONS
                  ----------------------------------------

          SECTION 1. FISCAL YEAR. The fiscal year of the Corporation shall --------- be the calendar year; provided, however, that the Board shall have the power to fix and change the fiscal year of the Corporation.

          SECTION 2. EXECUTION OF INSTRUMENTS. All agreements, indentures, --------- mortgages, deeds, conveyances, transfers, certificates, declaration, receipts, discharges, releases, satisfactions, settlements, petitions, schedules, accounts, affidavits, bonds, undertaking, proxies and other instruments or documents may be signed, executed, acknowledges, verified, delivered or accepted in behalf of the Corporation by the Chairman of the Board, or the President, or any Vice President, or the Secretary. Any such instruments may also be executed, acknowledged, verified, delivered or accepted in behalf of the Corporation in such other manner and by such other officers as the Board may from time to time direct. The provisions of this Section are supplementary to any other provisions of these By-Laws.

          SECTION 3. RECORDS. The Articles of Incorporation, the By-Laws and --------- proceedings of all meetings of the shareholders, the
Board, standing committees of the Board, shall be recorded in appropriate minute books provided for that purpose. The minutes of each meeting shall be signed by the Secretary or other officer appointed to act as secretary of the meeting.

             ARTICLE IX. INDEMNIFICATION OF DIRECTORS AND OFFICERS
             ------------------------------------------------------

          SECTION 1. GENERAL. This Corporation shall have the power to --------- indemnify its directors, officers, employees and agents, and the directors, officers, employees and agents of the Corporation shall have the right to indemnity, to the extent and in the manner provided in the Arkansas Business Corporation Act of 1965, as amended.

          SECTION 2. MANDATORY INDEMNIFICATION. Every person who was or is a --------- party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was a director or officer of the Corporation (or is or was serving at the request of the Corporation as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise) shall be indemnified and held harmless to the fullest extent legally permissible under and pursuant to any procedure specified in the Arkansas Business Corporation Act of 1965, as amended and as the same may be amended hereafter, against all expenses, liabilities and losses (including attorney's fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith. Such right of indemnification shall be a contract right that may be enforced in any lawful manner by such person, and the Corporation may in the discretion of the Board enter into indemnification agreements with its directors and officers. Such right of indemnification shall not be exclusive of any other right which such director or officer may have, or hereafter acquire, and, without limiting the generality of such statement, such director or officer shall be entitled to all rights of indemnification under any agreement, vote of shareholders, provision of law, or otherwise, as well as all rights under this section.

          SECTION 3. INSURANCE. The Board may cause the Corporation to --------- purchase and maintain insurance on behalf of any person who is or was a director or officer of the Corporation (or is or was serving at the request of the Corporation as a director or officer of another corporation or as its representative in a partnership, joint venture, trust or other enterprise) against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the Corporation would have power to indemnify such person.

          SECTION 4. INDEMNIFICATION FOR EXPENSES. Expenses incurred by a --------- director or officer of the Corporation in defending a civil or criminal action, suit or proceeding by reason of the fact that such person is, or was, a director or officer of the Corporation (or is or was serving at the Corporation's request as a director or officer of another corporation or as its representative in a partnership, joint venture, trust or other enterprise) shall be paid by the Corporation in advance of the final disposition such action, suit or proceeding (1) upon authorization (i) by the Board by a majority vote of a quorum consisting of directors who are not parties to the action, suit or proceeding, (ii) if such a quorum is not obtainable, or even if obtainable if a quorum of disinterested directors so directs, then by independent legal counsel in a written opinion, or (iii) by the shareholders; and (2) upon receipt of an undertaking by, or on behalf of, such person to repay such amount, if it shall ultimately be determined that such officer or director is not entitled to be indemnified by the Corporation as authorized by relevant provisions of the Arkansas Business Corporation Act of 1965, as the same now exists or may hereafter be amended.

                              ARTICLE X. DIVIDENDS
                             ----------------------

          The Board may from time to time declare, and the Corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its Articles of Incorporation.

                                ARTICLE XI. SEAL
                                -----------------

          The Board may provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the Corporation and the state of incorporation and the words "Corporate Seal."

                           ARTICLE XII. WAIVER OF NOTICE
                         --------------------------------

          Whenever any notice is required to be given to any shareholder or director of the Corporation under the provisions of the By-Laws, under the provisions of the Articles of Incorporation or under the provisions of the Arkansas Business Corporation Act of 1965, as amended, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                               ARTICLE XIII - BY-LAWS
                               ----------------------

          SECTION 1.  INSPECTION.  A copy of the By-Laws, with all amendments
          ---------   thereto, shall at all times be kept in a convenient place
at the principal business office of the Corporation, and shall be open for inspection to all shareholders, during business hours.

          SECTION 2. AMENDMENTS. The By-Laws may be amended, altered or --------- repealed, at any meeting of the Board, by a majority vote.

                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIMMONS FIRST NATIONAL CORPORATION
                                       ----------------------------------
                                                   (Registrant)



Date:   8/10/94                               /s/ J. Thomas May
     -------------------------       --------------------------------------
                                            J. Thomas May, President
                                            and Chief Executive Officer



Date:   8/10/94                              /s/ Barry L. Crow
     --------------------------      ---------------------------------------
                                     Barry L. Crow, Executive Vice President
                                           and Chief Financial Officer