Form 10-Q
period 1994-09-30
SIMMONS FIRST NATIONAL CORP
filed 1994-11-14
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION
                     ----------------------------------
                            Financial Statements
                            --------------------
                                (Form 10-Q)
                               -------------
                            September 30, 1994
                           -------------------

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                Form 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994             Commission File Number 06253
                  ------------------                                    -----

                   SIMMONS FIRST NATIONAL CORPORATION
- -----------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


    Arkansas                                              71-0407808
- -----------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)


   501 Main Street                        Pine Bluff, Arkansas     71601
- -----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code      501-541-1350
                                                   --------------------------
                           Not Applicable
- -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                         YES  X     NO
                             -----     -----

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *



Indicate the number of shares outstanding of each of issuer's classes of securities.

                   Class A, Common     3,677,378
                   Class B, Common     None


                    SIMMONS FIRST NATIONAL CORPORATION

                                   INDEX


                                                                    Page No.

Part I:    Summarized Financial Information

           Consolidated Balance Sheets --
             September 30, 1994 and December 31, 1993                  3-4

           Consolidated Statements of Income --
             Three months and nine months
              ended September 30, 1994 and 1993                          5

           Consolidated Statements of Cash Flows --
             Nine months ended September 30, 1994 and 1993             6-7

           Consolidated Statement of Changes in Stockholders'
             Equity -- Nine months ended
              September 30, 1994 and 1993                                8

           Notes to Consolidated Financial Statements                 9-16

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     17-18

           Review by Independent Certified Public Accountants           19




                                   Part I
                                   ------

A.        Summarized Financial Information

                     SIMMONS FIRST NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1994 AND DECEMBER 31, 1993


                                ASSETS
                               -------
                                                     September 30,     December 31,
(Dollars in Thousands)                                   1994              1993
- ------------------------------------------------------------------------------------
                                                     (Unaudited)
Cash and due from banks                              $    31,456        $    35,020

Federal funds sold and securities purchased
          under agreements to resell                      21,190             14,070
                                                      ----------         ----------
             Cash and cash equivalents                    52,646             49,090

Investment securities (Note 6)
          Securities held to maturity                    139,879            198,626
          Securities available for sale                   29,608

Mortgage loans held for delivery
          against commitments                             24,220             47,775

Assets held in trading accounts                              996              3,759

Loans                                                    407,040            394,426
          Allowance for loan losses (Note 5)              (7,711)            (7,430)
                                                      ----------         ----------
             Net loans (Note 5)                          399,329            386,996

Premises and equipment                                    11,257             10,220

Foreclosed assets held for sale, net                       1,956              2,877

Interest receivable                                        6,207              5,829

Other assets                                              26,417             33,588
                                                      ----------         ----------
             Total Assets                            $   692,515        $   738,760
                                                      ==========         ==========

The December 31, 1993 Consolidated Balance Sheet is as reported in the Corporation's 1993 Annual Report.

See Notes to Consolidated Financial Statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    -------------------------------------
                                                     September 30,     December 31,
(Dollars in Thousands)                                   1994              1993
- ------------------------------------------------------------------------------------
                                                      (Unaudited)
Non-interest bearing transaction accounts            $    95,128        $   135,468
Interest bearing transaction and
          savings deposits                               232,517            224,730
Time deposits (Note 9)                                   239,496            250,157
                                                      ----------         ----------
             Total Deposits                              567,141            610,355

Federal funds purchased and securities
sold under agreements to repurchase                       14,359             26,347
Borrowed funds                                            19,522             17,191
Other liabilities                                          9,223              9,532
                                                      ----------         ----------
             Total Liabilities                           610,245            663,425
                                                      ----------         ----------

STOCKHOLDERS' EQUITY

Capital stock
          Class A, common, par value $5 a share,
          authorized 10,000,000 shares;
          issued and outstanding 3,677,378
          at 1993 and 1994                                18,387             18,387
Surplus                                                   19,827             19,827
Net unrealized gain (loss) on securities
   available for sale                                        554
Undivided profits (Note 10)                               43,502             37,121
                                                      ----------         ----------
             Total Stockholders' Equity              $    82,270        $    75,335
                                                      ----------         ----------
                Total Liabilities and
                  Stockholders' Equity               $   692,515        $   738,760
                                                      ==========         ==========

The December 31, 1993 Consolidated Balance Sheet is as reported in the Corporation's 1993 Annual Report.

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                           Three Months Ended      Nine Months Ended
                                                              September 30,           September 30,
(Dollars in thousands, except per share figures)            1994        1993         1994       1993
- -------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                   $  8,093    $  7,174    $ 22,595    $ 21,027
  Federal funds sold and securities
    purchased under agreements to resell                       183         142         588         584
  Investment securities - taxable
    Held to maturity                                         1,419       2,479       4,342       7,924
    Available for sale                                         678                   2,261
  Investment securities - non-taxable
    Held to maturity                                           673         663       2,066       1,934
  Mortgage loans held for delivery
    against commitments                                        506         598       1,753       1,559
  Trading account                                               19          16          76         138
  Other interest                                                 6          13          26          47
                                                           -------     -------     -------     -------
         TOTAL INTEREST INCOME                              11,577      11,085      33,707      33,213
                                                           -------     -------     -------     -------
INTEREST EXPENSE
  Deposits                                                   3,652       3,521      10,482      10,765
  Borrowed funds                                               503         374       1,335       1,298
                                                           -------     -------     -------     -------
         TOTAL INTEREST EXPENSE                              4,155       3,895      11,817      12,063
                                                           -------     -------     -------     -------
NET INTEREST INCOME                                          7,422       7,190      21,890      21,150
  Provision for loan losses                                    525         714       1,575       2,292
NET INTEREST INCOME AFTER PROVISION                        -------     -------     -------     -------
 FOR LOAN LOSSES                                             6,897       6,476      20,315      18,858
NON-INTEREST INCOME                                        -------     -------     -------     -------
  Trust income                                                 437         477       1,288       1,345
  Service charges on deposit accounts                          550         580       1,657       1,719
  Other service charges and fees                               210         197         655         650
  Income (loss) on sale of mortgage loans and trading
   account income, net of commissions                         (442)        600         652       1,740
  Securities gains (losses)                                     74          70         130          91
  Other operating income                                     5,332       4,722      14,815      13,725
                                                           -------     -------     -------     -------
         TOTAL NON-INTEREST INCOME                           6,161       6,646      19,197      19,270
NON-INTEREST EXPENSE                                       -------     -------     -------     -------
  Salaries and employee benefits                             4,885       4,877      15,255      14,626
  Net occupancy expense                                        530         490       1,549       1,434
  Equipment expense                                            499         463       1,483       1,467
  Other operating expense                                    3,438       3,787      10,622      10,982
                                                           -------     -------     -------     -------
         TOTAL NON-INTEREST EXPENSE                          9,352       9,617      28,909      28,509
                                                           -------     -------     -------     -------
NET INCOME BEFORE INCOME TAXES                               3,706       3,505      10,603       9,619
  Provision for income taxes (Note 8)                        1,053         999       2,972       2,655
                                                           -------     -------     -------     -------
NET INCOME                                                $  2,653    $  2,506    $  7,631    $  6,964
                                                           =======     =======     =======     =======
EARNINGS PER COMMON SHARE AVG                             $   0.73    $   0.68    $   2.08    $   2.13
                                                           =======     =======     =======     =======
DIVIDENDS PER COMMON SHARE                                $   0.12    $   0.10    $   0.34    $   0.30
                                                           =======     =======     =======     =======

See Notes to Consolidated Financial Statements.

                        SIMMONS FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                    Nine Months Ended
                                                              September 30,     September 30,
(Dollars in Thousands)                                             1994            1993
- ---------------------------------------------------------------------------------------------
                                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES (Note 3)
  Net Income                                                     $   7,631      $   6,964
  Items not requiring (providing) cash
    Depreciation and amortization                                    1,260          1,320
    Provision for loan losses                                        1,575          2,292
    Amortization of premiums and accretion of
     discounts on investment securities and mortgage-
     backed certificates                                              (124)           539
    Provision for real estate owned losses                             127            171
    (Gain)/loss on sale of investments                                (130)           (91)
    (Gain) on sale of premises and equipment                           (20)           (15)
    Deferred income taxes                                             (107)          (419)

  Changes in:
    Accrued interest receivable                                       (378)           722
    Mortgage loans held for delivery
     against commitments                                            23,555        (14,395)
    Prepaid expenses                                                 6,950         (1,303)
    Accounts payable and accrued expenses                           (1,572)           311
    Income taxes payable                                             1,263           (501)
    Trading accounts                                                 2,763            (40)
                                                                  --------       --------
      Net cash provided (used) by operating activities              42,793         (4,445)
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net collection of loans                                          (14,032)       (12,395)
  Purchase of premises and equipment                                (2,446)        (2,262)
  Proceeds from sale of fixed assets                                   498            605
  Proceeds from the sale of real estate owned                          918            615
  Proceeds from maturing investment securities                      70,513         88,146
  Purchase of investment securities                                (40,567)       (83,010)
                                                                  --------       --------
      Net cash provided (used) by investing securities              14,884         (8,301)
                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, money market,
   all-in-one and savings accounts                                 (32,553)        95,315
  Net repayment of certificates of deposit                         (10,661)      (107,309)
  Repayments of other borrowings                                   (88,640)       (89,558)
  Proceeds from other borrowings                                    90,971         91,253
  Dividends paid                                                    (1,250)        (1,022)
  Net (increase) federal funds purchased and
   securities sold under agreements to repurchase                  (11,988)       (19,341)
  Sale of common stock                                                             16,110
                                                                  --------       --------
      Net cash used in financing activities                      $ (54,121)     $ (14,552)
                                                                  --------       --------

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                (Continued)
                                                                    Nine Months Ended
                                                              September 30,    September 30,
(Dollars in Thousands)                                             1994            1993
- ---------------------------------------------------------------------------------------------
                                                                      (Unaudited)

INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                            $   3,556      $ (27,298)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        49,090         64,059
                                                                  --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  52,646      $  36,761
                                                                  ========       ========

See Notes to Consolidated Financial Statements.

                        SIMMONS FIRST NATIONAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                          NET UNREALIZED
                                                                           GAIN (LOSS)
                                              COMMON                       SECURITIES     UNDIVIDED
(Dollars in Thousands)                        STOCK          SURPLUS          AFS          PROFITS          TOTAL
- --------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992                  $   14,362     $    7,742      $             $   29,115      $   51,219

Sale of additional stock
June 10, 1993 (805,000 shares
 at $22 per share)                               4,025         12,085                                        16,110

Net income                                                                                    6,964           6,964

Cash dividend declared                                                                       (1,023)         (1,023)
                                             ---------      ---------       ---------     ---------       ---------
Balance, September 30, 1993                     18,387         19,827                        35,056          73,270


Net income                                                                                    2,433           2,433

Cash dividends declared                                                                        (368)           (368)
                                             ---------      ---------       ---------     ---------       ---------
Balance, December 31, 1993                      18,387         19,827                        37,121          75,335

Net unrealized gain (loss)
on securities available for sale
(SFAS 115 "Accounting for Certain
Investments in Debt and Equity
Securities", adopted
January 1, 1994.)                                                                 554                           554

Net income                                                                                    7,631           7,631

Cash dividends declared                                                                      (1,250)         (1,250)
                                             ---------      ---------       ---------     ---------       ---------
Balance, September 30, 1994                 $   18,387     $   19,827      $      554    $   43,502      $   82,270
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

NOTE 2:   CONTINGENT LIABILITIES

          A number of legal proceedings exist in which the Corporation and/or its subsidiaries are either plaintiffs or defendants or both. Most of the lawsuits involve loan foreclosure activities. The various unrelated legal proceedings pending against the subsidiary banks in the aggregate are not expected to have a material adverse effect on the financial position of the Corporation and its subsidiaries.

NOTE 3:   ADDITIONAL CASH FLOW INFORMATION FOR NINE MONTHS ENDED
          SEPTEMBER 30, 1994 AND 1993

                                            Nine Months Ended
                                               September 30,
(Dollars in Thousands)                    1994              1993
- ---------------------------------------------------------------------
Interest paid                         $    11,790       $    12,240

Income taxes paid                     $     3,209       $     3,064

NOTE 4:   CERTAIN TRANSACTIONS

          From time to time the Corporation and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families, and from time to time directors, officers and their associates and members of their immediate families have placed deposits with Simmons First National Bank, Simmons First Bank of Lake Village, and Simmons First Bank of Jonesboro. Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

NOTE 5:   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The various categories are summarized as follows:

                                                         September 30,     December 31,
(Dollars in Thousands)                                       1994             1993
- -----------------------------------------------------------------------------------------
Loans:
  Consumer:
    Credit card                                          $  157,670       $  168,673
    Student loan                                             56,544           65,379
    Other consumer                                           40,433           36,763
  Real estate:
    Construction                                              5,569            6,281
    Single family residential                                38,471           36,651
    Other commercial                                         44,606           37,853
  Commercial:
    Commercial                                               28,668           20,007
    Agricultural                                             29,495           16,088
    Financial institutions                                    2,936            3,087
  Other                                                       2,951            3,998
                                                          ---------        ---------
    Total loans before unearned discount and
     allowances for loan losses                             407,343          394,780
  Unearned discount                                            (303)            (354)
  Allowance for loan losses                                  (7,711)          (7,430)
                                                          ---------        ---------
                                                         $  399,329       $  386,996
                                                          =========        =========

                                                         September 30,     December 31,
(Dollars in Thousands)                                       1994             1993
- ----------------------------------------------------------------------------------------

Allowance for Loan Losses:
  Balance, beginning of year                             $    7,430       $    5,748
  Additions
  Provision charged to expense                                1,575            2,292
                                                          ---------        ---------
                                                              9,005            8,040
  Deductions
    Losses charged to allowance, net of
     recoveries of $300,000 and $324,000 for
     the first nine months of 1994 and 1993,
     respectively                                             1,294            1,165
                                                          ---------        ---------
  Balance, September 30                                  $    7,711       $    6,875
                                                          =========
  Additions
    Provision charged to expense                                                 714
                                                                           ---------
                                                                               7,589
  Deductions
    Losses charged to allowance,
    net of recoveries of $403,000
     for the last three months of
     1993                                                                        159
                                                                           ---------
Balance, end of year                                                      $    7,430
                                                                           =========

          During the first quarter of 1994, foreclosed assets held for sale decreased to $1,956,000 and are carried at the lower of cost or fair market value. Nonaccrual loans and other non-performing assets for the Corporation at September 30, 1994, were $3,973,000 and $780,000, respectively, bringing the total of non-performing assets to $6,709,000.

NOTE 6:   INVESTMENT SECURITIES

The amortized cost and fair value of investments in debt securities that are Held to Maturity and Available For Sale are as follows:

                                         September 30, 1994                                    December 31, 1993
                        ----------------------------------------------------------------------------------------------------------
                                          Gross        Gross                                   Gross         Gross
(Dollars in              Amortized     Unrealized   Unrealized       Fair       Amortized   Unrealized    Unrealized      Fair
  Thousands)               Cost           Gains      (Losses)        Value        Cost         Gains       (Losses)       Value
- ----------------------------------------------------------------------------------------------------------------------------------
Held to Maturity

U.S. Treasury            $   74,588   $    1,134   $    (1,064)  $   74,658   $   132,778   $    5,599   $      (33)  $   138,344
U.S. Government
  agencies                   11,386          105          (190)      11,301        13,215          546          (28)       13,733
Mortgage-backed
  securities                  3,690           10          (197)       3,503         1,008           24          (10)        1,022
State and political
  subdivisions               50,215          847        (1,074)      49,988        49,438        2,680          (52)       52,066
Other securities                                                                    2,187          365           (1)        2,551
                          ---------    ---------    ----------    ---------    ----------    ---------    ---------    ----------
                         $  139,879   $    2,096   $    (2,525)  $  139,450   $   198,626   $    9,214   $     (124)  $   207,716
                          =========    =========    ==========    =========    ==========    =========    =========    ==========
Available For Sale

U.S. Treasury            $   24,737   $      412   $       (66)  $   25,083
U.S. Government
  agencies                    1,503           25                      1,528
Mortgage-backed
  securities
State and political
  subdivisions
Other securities              2,528          470            (1)       2,997
                          ---------    ---------    ----------    ---------
                         $   28,768   $      907   $       (67)  $   29,608
                          =========    =========    ==========    =========

Maturities of investment securities at September 30, 1994

                                                 Held to Maturity                Available for Sale
                                             Amortized          Fair           Amortized         Fair
(Dollars in Thousands)                         Cost             Value            Cost            Value
- ---------------------------------------------------------------------------------------------------------
One year of less                           $     19,348     $    19,348     $      8,017    $      8,151
After one through five years                     70,750          70,664           18,223          18,460
After five through ten years                     41,471          40,983
After ten years                                   4,620           4,952
Mortgage-backed securities not due
   on a single maturity date                      3,690           3,503
Other securities                                                                   2,528           2,997
                                            -----------      ----------      -----------     -----------
                                           $    139,879     $   139,450     $     28,768    $     29,608
                                            ===========      ==========      ===========     ===========

          The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $73,792,000 at September 30, 1994, and $74,492,000 at December 31, 1993. The approximate fair value of pledged securities amounted to $74,422,000 at September 30, 1994 and $79,588,000 at December 31, 1993.

          The book value of securities sold under agreements to repurchase amounted to $2,494,000 and $152,000 for September 30, 1994 and December 31, 1993, respectively.

          As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115. "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities into one of three categories: Trading, Available for Sale, or Held to Maturity.

          Management will determine the appropriate classification of debt securities at the time of purchase and re-evaluate the classifications periodically. Trading account securities are used to provide inventory for resale. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities not classified as held to maturity or trading are classified as available for sale.

          The following table shows the net change in the Net Unrealized Gain and Loss on Securities Available for Sale shown in the equity section of the Corporation's balance sheet:

Balance, January 1, 1994                   $       624

Net change for period                              (70)
                                            ----------
Balance, September 30, 1994                $       554
                                            ==========

          The table below shows the mark-to-market adjustment made for the first nine months to the securities held in trading accounts:

Balance, December 31, 1993                 $     3,759

Net Securities traded                           (2,759)

Mark-to-market adjustment                           (4)
                                            ----------
Balance, September 30, 1994                $       996
                                            ==========

          During 1994 and 1993, there were no securities sold. The gross realized gains and losses shown in the table below were the result of called bonds.

                                           September 30,    December 31,
(Dollars in Thousands)                         1994             1993
- ------------------------------------------------------------------------
Proceeds from sales                         $       --       $       --
                                             ---------        ---------
Gross gains                                        134               21
Gross losses                                         4               --
                                             ---------        ---------
Securities gains (losses)                   $      130       $       21
                                             =========        =========

          Approximately 14 percent of the state and political subdivisions are rated A or above. Of the remaining securities, most are nonrated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 7:  STOCK OPTIONS

          As of September 30, 1994, 63,000 shares of common stock of the Corporation had been granted through an employee stock option incentive plan. There were 40,400 exercisable shares at the end of the third quarter, none of which had been issued.

NOTE 8:   INCOME TAXES

          The provision for income taxes is comprised of the following components:

                                                 September 30,   September 30,
(Dollars in Thousands)                               1994            1993
- ------------------------------------------------------------------------------

Income taxes currently payable                    $   3,079       $   3,074
Increase in future income tax benefits                 (107)          (419)
                                                   --------        --------
Provision for income taxes                        $   2,972       $   2,655
                                                   ========        ========

          The tax effects of temporary differences related to deferred taxes shown on the balance sheet are:

                                                 September 30,   December 31,
(Dollars in Thousands)                               1994            1993
- ------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                       $   3,150       $   2,929
  Valuation adjustment of foreclosed assets
    held for sale                                       314             470
  Deferred compensation payable                         398             342
  Deferred loan fee income                              819             980
  Other                                                 807             706
                                                   --------        --------
   Total deferred tax assets                          5,488           5,427
                                                                                 ----------------         -----------------
Deferred tax liabilities:
  Accumulated depreciation                             (433)           (389)
                                                   --------        --------
   Total deferred tax liabilities                      (433)           (389)
                                                   --------        --------
Net Deferred tax assets before
  valuation allowance                             $   5,055       $   5,038
                                                                                 ----------------         -----------------
Valuation allowance:
  Beginning balance                                    (543)           (466)
  Change during period                                  (23)            (98)
                                                   --------        --------
  Ending balance                                       (566)           (564)
                                                   --------        --------
Net deferred tax asset                            $   4,489       $   4,474
                                                   ========        ========

          A reconciliation of income tax expense at the statutory rate to the Corporation's actual income tax expense is shown below:

                                                    September 30,    September 30,
(Dollars in Thousands)                                   1994            1993
- ----------------------------------------------------------------------------------
Computed at the statutory rate (34%)                  $   3,039        $   3,271
Increase (decrease) resulting from:
  Tax exempt income                                        (614)            (663)
  Liquidation of foreclosed assets held for sale            457
  Other difference, net                                      90               47
                                                       --------         --------
Actual tax provision                                  $   2,972        $   2,655
                                                       ========         ========

NOTE 9:   TIME DEPOSITS

          Time deposits include approximately $48,919,000 and $61,353,000 of certificates of deposit of $100,000 or more at September 30, 1994, and December 31, 1993, respectively.


NOTE 10:  UNDIVIDED PROFITS

          The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent corporation without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of current year earnings. At September 30, 1994, the bank subsidiaries had approximately $13.8 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies.

          The Federal Reserve Board's risk-based capital guidelines require a minimum risk-adjusted ratio for total capital of 8% by the end of 1992. The Federal Reserve Board has further refined its guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution is a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of September 30, 1994, each of the three subsidiary banks met the capital standards for a well-capitalized institution. The Corporation's total capital to total risk-weighted assets ratio was 21.0% at September 30, 1994, well above the minimum required.

NOTE 11:  COMMITMENTS AND CREDIT RISK

          The three affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 38.7% and 42.8% of the portfolio, as of September 30, 1994 and December 31, 1993, respectively.

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

          At September 30, 1994 and December 31, 1993, the Corporation had outstanding commitments to originate loans aggregating approximately $45,503,000 and $48,238,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $16,601,000 and $12,025,000 at September 30, 1994 and December 31, 1993, respectively, with the remainder at floating market rates.

          Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $821,000 and $820,000 at September 30, 1994 and December 31, 1993, respectively, with terms ranging from 90 days to one year.

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

          At September 30, 1994, the Corporation had granted unused lines of credit to borrowers aggregating approximately $5,012,000 and $153,416,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1993, unused lines of credit to borrowers aggregated approximately $3,615,000 for commercial lines and $132,140,000 for open-end consumer lines, respectively.

          Mortgage loans serviced for others totaled $1,311,043,000 and $1,395,424,000 at September 30, 1994 and December 31, 1993, respectively, of which mortgage-backed securities serviced totaled $1,097,842,000 and $1,123,747,000 at September 30, 1994 and December 31, 1993, respectively. Simmons First National Bank serviced VA loans subject to certain recourse provisions totaling approximately $159,573,000 and $187,338,000, at September 30, 1994 and December 31, 1993, respectively. A reserve was established for potential loss obligations, based on management's evaluation of historical losses, as well as prevailing and anticipated economic conditions, giving consideration for specific reserves. As of September 30, 1994 and December 31, 1993, this reserve balance was $210,000, and is included in other liabilities.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

          Net income for the quarter ended September 30, 1994, was $2,653,000, an increase of $147,000, or 5.9%, over the same period of 1993. Earnings per share for the three month periods ended September 30, 1994 and September 30, 1993, were $.73 and $.68, respectively. Year-to-date earnings for 1994 were $7,631,000, an increase of $668,000 or 9.6%, over earnings of the first nine months of 1993. Per share earnings for the nine month periods ended
September 30, 1994 and 1993, were $2.08 and $2.13, respectively.

          The Corporation's annualized return on average assets (ROA) for the three-month periods ended September 30, 1994 and 1993, were 1.51% and 1.40%, respectively. For the nine month periods ended September 30, 1994 and 1993, annualized ROA were 1.44% and 1.33%, respectively. Annualized return on equity (ROE) for the same nine-month periods were 12.86% and 14.85%, respectively.

          Net interest income, the difference between interest income and interest expense, for the three month period ended September 30, 1994, increased $232,000, or 3.2%, when compared to the same period in 1993. During the third quarter, interest income increased $492,000, or 4.4%, and interest expense increased $260,000, or 6.7%, when compared to the same period in 1993. Total interest income figures for the nine months ended September 30, 1994 and 1993, were $33,707,000 and $33,212,000, respectively.
Total interest expense for this same period in 1994 decreased $246,000 to $11,817,000, resulting in a net interest income of $21,890,000, a 3.5% increase during the nine-month period in 1994, when compared to the same period figures of 1993. These increases in net interest income can be attributed to an increase in the Corporation's interest margin.

          Continued improvement in asset quality resulted in a reduction in the provision for loan losses for the third quarter of 1994, to $525,000, compared to $714,000 for the same period of 1993 resulting in a $189,000, or 26.5% decrease. The year-to-date provision for loan losses decreased $717,000, to $1,575,000 from $2,292,000 at September 30, 1993, a 31.3%
reduction.

          A reduction of $485,000, in non-interest income during the third quarter of 1994 and $73,000 for the nine-month period as compared to the 1993 figures, is primarily attributable to a mortgage marketing loss of $626,000 and reduced profits in the dealer bank operation. The resulting reduced level of income for these two operations for the third quarter and nine-month period ended September 30, 1994, can be directly attributed to the negative impact of rising interest rates on the nation's mortgage and securities markets and a breach of company policy limiting the amount of open positions in mortgage marketing which led to increased exposure during this period.
The overall reduction in mortgage income was partially offset by the scheduled sale of a portion of the Corporation's servicing rights, which resulted in a profit of $733,000.

          During the three months ended September 30, 1994, non-interest expense decreased $265,000, or 2.8%, over the same period in 1993, For the first nine months of 1994 and 1993, non-interest expense was $28,909,000 and $28,509,000, respectively. This $400,000, or 1.4% increase primarily reflects the normal increase in the costs of doing business.

          At September 30, 1994, total assets for the Corporation were $692,515,000, a decrease of $46,245,000, or 6.3%, from the same figure at December 31, 1993. Deposits at September 30, 1994, totaled $567,141,000, a decrease of $43,214,000 or 7.1%, from the same figure at December 31, 1993. Approximately, $30,264,000 of the decrease in non-interest bearing deposits is a direct result of the reduced level of mortgage refinancing attributed to rising interest rates. An additional $8,648,000 of the decrease in non-interest bearing deposits is the result of trust deposits for a bond called during the fourth quarter of 1993.

          Stockholders' equity at the end of the quarter was $82,270,000, an increase of $6,935,000, or 9.2%, from the December 31, 1993 figure.


FINANCIAL CONDITION
- -------------------

          Generally speaking, the Corporation's banking subsidiaries rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in their investing activities. As is typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt. The banks' primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

          Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At September 30, 1994, each bank was within established guidelines and total corporate liquidity was strong. At September 30, 1994, cash and due from banks, securities available for sale, and federal funds sold and securities purchased under agreements for resale were 11.9% of total assets.


             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          BAIRD, KURTZ & DOBSON

                       Certified Public Accountants
                             200 East Eleventh
                           Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

          We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 8 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of September 30, 1994 and for the three month and nine month periods ended September 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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


Pine Bluff, Arkansas
November 3, 1994


                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SIMMONS FIRST NATIONAL CORPORATION
                                   --------------------------------------
                                                (Registrant)



Date: 11-10-94                          /s/W. E. Ayres
     --------------                --------------------------------------
                                                W. E. Ayres
                                           Chairman of the Board



Date: 11-10-94                                /s/Barry L. Crow
     --------------                ---------------------------------------
                                          Barry L. Crow, Executive
                                              Vice President
                                      and Chief Financial Officer