Form 10-K
SIMMONS FIRST NATIONAL CORP
filed 1995-03-30
CIK 90498

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934 (Fee Required) For the fiscal year ended: December 31, 1994
                                 OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                     Commission file number 0-6253

                    SIMMONS FIRST NATIONAL CORPORATION
         (Exact name of registrant as specified in its charter)

          Arkansas                                       71-0407808
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                      identification No.)

  501 Main Street, Pine Bluff, Arkansas                    71601
(Address of principal executive offices)                 (Zip Code)

                             (501) 541-1000
          (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
Title of Each Class                                     on Which Registered
-----------------------------------------------------------------------------
     None                                                    None

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

                          Yes   X        No
                              -----         -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock, par value $5.00 per share, held by non-affiliates on March 16, 1995, was approximately $74,653,000.

The number of shares outstanding of the Registrant's Common Stock as of March 31, 1995 was 3,677,378.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 1995.

                              FORM 10-K INDEX

Part I
------

Item 1   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
          The Company and the Banks . . . . . . . . . . . . . . . . . . . .  1
          Competition . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
          Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
          Executive Officers of the Company . . . . . . . . . . . . . . . .  3
          Supervision and Regulation. . . . . . . . . . . . . . . . . . . .  4
Item 2   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
Item 3   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 8
Item 4   Submission of Matters to a Vote of Security-Holders . . . . . . . . 8


Part II
-------

Item 5   Market for Registrant's Common Equity and Related Stockholder
         Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
Item 6   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .10
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . .11
Item 8   Consolidated Financial Statements and Supplementary Data. . . . . .32
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .60


Part III
--------

Item 10  Directors and Executive Officers of the Company . . . . . . . . . .60
Item 11  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .60
Item 12  Security Ownership of Certain Beneficial Owners and Management. . .60
Item 13  Certain Relationships and Related Transactions. . . . . . . . . . .60
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K . .60

                                   PART I

ITEM 1.  BUSINESS.

THE COMPANY AND THE BANKS

         The Simmons First National Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. At December 31, 1994, the Company had consolidated total assets of $713.3 million, consolidated net loans of $410.6 million and total equity capital of $83.7 million. The Company owns three subsidiary banks in Arkansas. Its lead bank, Simmons First National Bank (the "Bank"), is a national bank which has been in operation since 1903. The Bank's primary market area, with the exception of its nationally-provided credit card and mortgage banking services, is the State of Arkansas. The Company also owns two community banks, Simmons First Bank of Jonesboro ("Simmons/Jonesboro"), and Simmons First Bank of Lake Village ("Simmons/Lake Village"), both acquired in 1984. The Company's banking subsidiaries conduct their operations through 21 branches located in 10 communities in Arkansas.

         Through its banking subsidiaries, the Company emphasizes retail banking services, and it considers the Bank to be a national leader in providing credit card services. The Bank has offered credit card services since 1967, and at December 31, 1994, the Bank had approximately 184,000 active Visa and MasterCard accounts in all 50 states, the District of Columbia and certain U.S. territories, with outstanding balances totalling $164.5 million, or approximately 40% of total consolidated loans. Approximately 58% of the Bank's cardholders, representing approximately 68% of the aggregate outstanding balances in the credit card portfolio, reside outside the State of Arkansas. The Bank has consistently employed stringent, subjectively-based credit standards in making credit decisions concerning card applicants, rather than using a credit scoring, or statistical profile system typically employed by other credit card issuers. Management believes this individualized approach to decision-making, emphasizing credit histories and individual borrower profiles, has been a significant positive factor in producing a high quality credit card loan portfolio. At December 31, 1994, the Bank's credit card delinquency and net loss ratios were 0.43% and 0.88%, respectively, compared to the national averages of such ratios for all Visa card issuers of 3.10% and 3.43%, respectively. The Bank's credit card delinquency and net loss ratios for 1994 are believed by management to be among the lowest such ratios for all credit card providers in the United States.

         The Bank is a leading provider of guaranteed student loans in Arkansas. The Bank originated approximately $28 million in student loans to over 9,500 borrowers during 1994. On December 31, 1994, the Bank owned and serviced approximately 15,000 outstanding student loans totalling approximately $63 million, or approximately 15% of the Company's total consolidated loans.

         The Company provides mortgage banking services through the Bank's production, sale and servicing of residential real estate mortgages on properties located primarily in the South, Midwest and Southwest United
States.   At December 31, 1994, the Bank serviced, primarily for others, approximately 28,000 mortgages with an aggregate principal balance of approximately $1.2 billion.

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

         Management believes that the Bank's principal competitive strength in both the Arkansas and national markets for new cardholder business has been its low interest rate charged to cardholders and resulting favorable national recognition. In 1993, a large bank holding company in Arkansas, which has substantially greater financial resources than those of the Company, recommenced active marketing as a card issuer for Visa and MasterCard inside and outside Arkansas, after having discontinued such activities several years ago, and has advertised interest rates on its credit cards competitive with the rates charged by the Bank. Another large, Arkansas-based bank holding company, recently acquired by Boatman's of St. Louis, also has increased its market share as a credit card issuer. Management cannot predict the effect on its credit card business of these and other new entrants into the market, but believes the Bank's continuous participation and experience in this market since 1967 provides it with unique marketing and other strengths in competing for new cardholder business.

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

         According to information obtained from the Arkansas Association of Bank Holding Companies, during 1994 there were approximately 30 multi-bank holding companies doing business in Arkansas and approximately 102 additional single bank holding companies. As of December 31, 1994, the Company was the sixth largest multi-bank holding company doing business in Arkansas, based upon total assets and total deposits.

EMPLOYEES

         As of March 15, 1995, the Company and its subsidiaries had 611 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

         The following is a list of all executive officers of the Company. All of said officers are elected annually by the Board of Directors.

NAME                     AGE          POSITION                                     YEARS SERVED
-------------------------------------------------------------------------------------------------
W. E. Ayres               64         Chairman                                           36

J. Thomas May             48         President and Chief Executive Officer               8

Donald W. Stone           64         Chairman, Simmons First Bank of Jonesboro          36

Barry L. Crow             52         Executive Vice President and                       23
                                     Chief Financial Officer

John L. Rush              60         Secretary                                          27

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

           Bank holding companies located in Arkansas are authorized to acquire banks and bank holding companies located in any of 17 states generally located in the Southern and Midwestern United States. Further, bank holding companies located in any of those states may acquire banks and bank holding companies located in Arkansas, if such state permits bank holding companies located in Arkansas to acquire banks and bank holding companies located in that state on a non-discriminatory basis. In 1994, legislation was enacted, effective September 29, 1995, which will allow bank holding companies from any state to acquire banks located in any state without regard to state law, provided that the bank holding company (1) is adeuately capitalized,
(2) is adequately managed, (3) would not control more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in such state, and (4) such bank has been in existence at least five years if so required by the applicable state law.

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

ITEM 2.    PROPERTIES.

           The principal properties of the Company and the Bank consist of an eleven-story office building, located in the central business district of the City of Pine Bluff, Arkansas. Originally constructed in 1929, the entire building has since been completely renovated and modernized. The building is comprised of approximately 107,000 square feet of floor space, approximately 7,474 square feet of which is leased to a tenant as office space. The office building is situated on approximately one-fourth of a city block, the remainder of which, together with approximately one additional city block of adjacent property, is presently being used as a parking complex for customers of the Company and its subsidiaries, tenants of the Company and its subsidiaries and their customers, and the public. Additional office space was made available in 1980, with the renovation of a storage facility to provide a 9,601 square foot office complex, now housing the Company and its subsidiary real estate and investment departments. In 1992, additional office space was made available for the Bank's activities, when the Bank purchased a three-story concrete office building, containing approximately 38,000 square feet of space, across the street from its main bank building in Pine Bluff, Arkansas. The Bank leased a portion of the building prior to purchasing the building. In 1993, an additional 6,000 square feet were made available when the Company leased a three-story brick building adjoining the one purchased in 1992. This building was later purchased also. This added another 5,000 square feet of storage in addition to the office space for a total of approximately 11,000 square feet. This facility houses the Company's student loan operation. In late 1994, the Company completed renovation of the building purchased in 1992 and occupancy of the space commenced at that time. The Company and the Bank also operate eight drive-in banking facilities, located throughout the city of Pine Bluff, Arkansas, and banking facilities at Watson Chapel, White Hall and Sherrill, Arkansas, as well as the newly acquired offices at Fort Smith, Rogers, Springdale, and Bella Vista, Arkansas. The largest banking facility comprises approximately 4,200 square feet of floor space, and the smallest comprises approximately 300 square feet.

           The principal property of Simmons/Lake Village consists of a one-story building located in the central business area of the City of Lake Village, comprising approximately 6,000 square feet of floor space.

           The principal property of Simmons/Jonesboro consists of a three-story building, located in the central business district of the City of Jonesboro, Arkansas, comprising approximately 47,108 square feet of floor space, 14,252 feet of which is available for lease. In addition, Simmons/ Jonesboro operates two drive-in banking facilities located in that city.

           All of the above properties are owned in fee simple and unencumbered, except (a) approximately one-fourth city block in Pine Bluff, which is leased from various persons for terms expiring in 2007 with options to extend for an additional 50 years, which leased parcels comprise a portion of the parking complex and lie partially under a small portion of a one-floor extension of the office building, (b) the lands upon which four of the drive-in banking facilities in Pine Bluff are situated, two of which parcels are leased for a term expiring in 1995, one in 1997, another in 2010, and the other of which parcels is leased for a term expiring in 2035, and (c) the building and land described in a preceding paragraph for the banking facility in Jonesboro, which has a first mortgage lien to an insurance company with monthly payments of $12,243 including interest at 9.75%. The newest Pine Bluff Office and the Rogers, Springdale, and Fort Smith Stonewood facilities were purchased during 1991. Lease agreements were signed during 1991 for the Bella Vista office, as well as the other two Fort Smith facilities. Terms of the Bella Vista and Fort Smith South lease expire in 1995 and 1997, respectively, and the Fort Smith Central Mall lease expires in 1995. The offices of the mortgage marketing and dealer bank divisions, located in Little Rock, Arkansas, comprise approximately 20,000 square feet of all floors of the three-story leased building, with approximately 36,000 total square feet available for lease. The lease expires in 1996.

          The Company and its subsidiaries also own or lease various small parcels of land, on some of which are located improvements, the aggregate of which would comprise an insignificant portion of the properties of registrant and its subsidiaries.

ITEM 3.   LEGAL PROCEEDINGS

          The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                   PART II

ITEM 5.   PRICE RANGE OF COMMON STOCK AND DIVIDEND INFORMATION

          The Common Stock is traded and quoted on the over-the-counter NASDAQ
National Market System under the symbol "SFNCA."   Prior to October 26, 1992,
the Common Stock was traded on the NASDAQ over-the-counter market. The following table sets forth, for all the periods indicated, cash dividends paid, and the high and low bid prices for the Common Stock as reported by NASDAQ. Prior to 1993, historically, the Common Stock had not been actively traded. All price quotations and dividend information have been restated to reflect the 100% stock dividend on the Common Stock effected June 5, 1992.

                                          Price Per             Quarterly
                                        Common Share            Dividends
                                   ----------------------       Per Common
                                     High          Low            Share
                                   --------     ---------       ----------
   1994
     1st Quarter                   $  27.75     $  22.50          $   .10
     2nd Quarter                      25.75        22.50              .12
     3rd Quarter                      29.00        25.00              .12
     4th Quarter                      28.50        22.00              .13

   1993
     1st Quarter                   $  25.00     $  21.00          $   .10
     2nd Quarter                      24.50        21.75              .10
     3rd Quarter                      25.00        22.00              .10
     4th Quarter                      27.50        25.00              .10

          At December 31, 1994, the Common Stock was held of record by approximately 1,218 stockholders. On March 16, 1995, the last sale price for the Common Stock as reported by NASDAQ was $24.25 per share.

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

           The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank in any year, in excess of the sum of net income for that year and retained earnings for the preceding two years, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro and Simmons/Lake Village, Arkansas bank regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 50% of the current year earnings. At December 31, 1994, approximately $13.0 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition-Liquidity and Interest Rate Sensitivity," and Note 21 of Notes to Consolidated Financial Statements.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

           The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this annual report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 1994, 1993, 1992, 1991, and 1990 were derived from consolidated financial statements of the Company, which were audited by Baird, Kurtz & Dobson. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

                   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    Years Ended December 31,(f1)
(Dollars in Thousands,                     --------------------------------------------------------------------------
 except per common share data)                  1994            1993          1992           1991           1990
---------------------------------------------------------------------------------------------------------------------
Income statement data:
 Net interest income                         $   29,259     $   28,450     $   26,525     $   22,536     $   21,278
 Provision for loan losses                        2,050          3,006          3,741          3,552          2,681
 Net interest income after
  provision for loan losses                      27,209         25,444         22,784         18,984         18,597
 Non-interest income                             24,847         26,129         25,578         23,114         19,786
 Non-interest expense                            38,415         38,711         37,978         34,869         32,197
 Income tax expense                               3,781          3,466          2,907          1,929          1,823
 Net income                                       9,860          9,396          7,477          5,300          4,363

Per common share data:
  Earnings                                         2.68           2.78           2.60           1.89           1.56
  Book value                                      22.76          20.49          18.03          15.83          14.02
  Dividends                                         .47            .40            .40            .37            .34

Balance sheet data at period-end:
 Total assets                                   713,262        738,760        705,903        673,377        647,783
 Total loans, net of unearned discount          418,392        394,426        367,655        331,062        329,951
 Credit card loans                              164,501        168,673        162,251        123,593        105,016
 Allowance for loan losses                        7,790          7,430          5,748          5,302          4,507
 Total deposits                                 583,538        610,355        590,409        563,114        528,302
 Long-term debt and other
  notes payable                                  12,144         12,178         12,208         12,236         12,261
 Total stockholders' equity                      83,700         75,335         51,219         45,460         40,259
Capital ratios at period end:
 Leverage(f2)                                     11.47 %        10.21 %         6.90 %         6.24 %         5.68 %
 Tier one risk-based                              19.25 %        17.19 %        12.27 %        10.39 %         9.11 %
 Total risk-based                                 21.56 %        20.01 %        15.76 %        14.45 %        13.11 %

Selected ratios:
 Return on average assets                          1.39 %         1.33 %         1.09 %          .84 %          .82 %
 Return on average common
  equity                                          12.28 %        14.31 %        15.43 %        12.50 %        11.33 %
 Net interest margin(f3)                           4.80 %         4.75 %         4.56 %         4.19 %         4.77 %
 Allowance/nonperforming loans                   248.73 %       177.92 %        94.84 %       173.78 %        75.13 %
 Allowance for loan losses
  as a percentage of
  average loans                                    1.99 %         1.88 %         1.60 %         1.54 %         1.36 %
 Nonperforming loans as a
  percentage of period-end
   loans                                            .75 %         1.06 %         1.65 %          .92 %         1.81 %
 Net charge-offs as a percentage
  of average total assets                           .24 %          .19 %          .48 %          .44 %          .38 %
 Average stockholders' equity to
  average total assets                            11.31 %         9.33 %         7.09 %         6.75 %         7.22 %
 Dividend payout                                  17.54 %        14.39 %        15.38 %        19.58 %        21.79 %
-----------------

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The Company is a multi-bank holding company, comprised of three commercial bank subsidiaries, with $713.3 million in assets, as of December 31, 1994.

          The Company achieved record earnings performance in 1994. For the year ended December 31, 1994, net income totaled $9.9 million, a $.5 million, or 4.9%, increase over 1993 net income of $9.4 million. Return on average assets was 1.39% in 1994, compared to 1.33% in 1993, and 1.09% in 1992.
Return on average equity was 12.28% in 1994, compared to 14.31% in 1993, and
15.43% in 1992.    On a per share basis, net income for 1994 was $2.68,
compared to $2.78 in 1993 and $2.60 in 1992. Dividends for 1994 were $.47, compared to dividends of $.40 in 1993 and 1992.

             Stockholders' equity at December 31, 1994, was $83.7 million, an increase of 11.1% over the 1993 amount. The Company issued 805,000 shares of
common stock during the second quarter of 1993.    Earnings per common share
presented in the financial statements have been computed to reflect the effects of the additional shares of stock.

ACQUISITIONS

             On November 15, 1994, the Company entered into a definitive agreement with Dumas Bancshares, Inc. of Dumas Arkansas, under the terms of which Dumas Bancshares, Inc., will be merged into the Company during the first half of 1995.

INCOME STATEMENT REVIEW FOR THE YEARS 1994, 1993 AND 1992

             In 1994, the Company reported record net earnings of $9.9 million, and earnings per share of $2.68. This compares to then-record net earnings of $9.4 million, and record earnings per share of $2.78, reported in 1993. The earnings increase in 1994 was the result of an increase in net interest margin, a $9.9 million increase in average earning assets, a decrease in non-interest expense and a reduction in the provision for loan losses.

Net Interest Income

             Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned and rates paid, the level of non-performing loans, and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the federal income tax rate (34% for 1994, 1993 and 1992).

             For the year ended December 31, 1994, net interest income on a fully taxable equivalent basis was $30.6 million, an increase of approximately $.7 million, or 2.5%, from 1993 net interest income. The increase in net interest income resulted primarily from a $9.9 million increase in average earning assets, coupled with an increase in net interest margin. For the year ended December 31, 1993, net interest income on a fully taxable equivalent basis increased approximately $2.2 million, or 7.8%, from comparable figures in 1992. This increase in net interest income resulted primarily from a more precipitous drop in rates on interest-bearing liabilities than the related decline in yield on earning assets. The tables below reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 1994, 1993 and 1992, respectively, as well as changes in fully taxable equivalent net interest income for the years 1994 vs. 1993 and 1993 vs. 1992.

                     ANALYSIS OF NET INTEREST INCOME
                    (FTE = FULLY TAXABLE EQUIVALENT)
                                                       Years Ended December 31,
                                            --------------------------------------------------
(Dollars in Thousands)                            1994            1993             1992
----------------------------------------------------------------------------------------------
Interest income                               $   45,727       $   44,394       $   46,042
FTE adjustment                                     1,373            1,434            1,201
                                               ---------        ---------        ---------
Interest income - FTE                             47,100           45,828           47,243
Interest expense                                  16,468           15,944           19,517
                                               ---------        ---------        ---------
Net interest income - FTE                     $   30,632       $   29,884       $   27,726
                                               =========        =========        =========
Yield on earning assets - FTE                       7.38 %           7.29 %           7.77 %
Cost of interest-bearing liabilities                3.20 %           3.11 %           3.71 %
Net interest spread - FTE                           4.18 %           4.18 %           4.06 %
Net interest margin - FTE                           4.80 %           4.75 %           4.56 %

          CHANGES IN FULLY TAXABLE EQUIVALENT NET INTEREST INCOME
(Dollars in Thousands)                               1994 vs. 1993        1993 vs. 1992
-----------------------------------------------------------------------------------------
Increase (decrease) due to change in
  earning assets                                       $   1,407            $     284
Increase (decrease) due to change in
  earning asset yields                                      (135)              (1,699)
Increase due to change in
  interest rates paid on interest-
  bearing liabilities                                     (1,040)               3,330
Increase (decrease) due to change in
  interest-bearing
  liabilities                                                516                  243
                                                        --------             --------
Increase in net interest income                        $     748            $   2,158
                                                        ========             ========

             The following table shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount, and the average rate earned or expensed for each of the years in the three-year period ending December 31, 1994. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans. Under Financial Accounting Standard Board Statement No. 91 (FAS 91), loan fees and related costs are deferred and amortized as part of interest income.

         AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
                                                                   Years Ended December 31,
                            -----------------------------------------------------------------------------------------------------
                                           1994                              1993                               1992
                            -----------------------------------------------------------------------------------------------------
(Dollars in                   Average     Income/    Yield/      Average    Income/     Yield/      Average    Income/     Yield/
 Thousands)                   balance     expense     rate       balance    expense      rate       balance    expense     rate
---------------------------------------------------------------------------------------------------------------------------------
  ASSETS
  ------
Earning assets:
  Interest-bearing
   balances due from
    banks                    $   1,408   $      55    3.88 %   $     856   $      27     3.15 %   $   1,447   $      47    3.25 %
  Federal funds sold            27,812       1,218    4.38 %      23,345         738     3.16 %      45,582       1,625    3.57 %
Investment securities -
   taxable:
  Held-to-maturity              91,858       5,696    6.20 %     161,281      10,234     6.32 %     164,421      12,102    7.36 %
  Available-for-sale            46,601       2,803    6.02 %
Investment securities -
  non-taxable:
  Held-to-maturity              50,605       4,027    7.96 %      45,681       3,945     8.64 %      33,886       3,200    9.44 %
Mortgage loans held for
  sale, net of unrealized
   gains (losses)               27,957       2,081    7.44 %      31,634       2,236     7.07 %      17,918       1,469    8.20 %
Assets held in trading
  accounts                       1,687         103    6.11 %       2,350         166     7.06 %       2,832         221    7.80 %
Loans - non-taxable              2,174         242   11.12 %       2,483         273    10.98 %       3,035         342   11.27 %
Loans - taxable                388,327      30,875    7.95 %     360,922      28,209     7.82 %     339,233      28,237    8.32 %
                              --------    --------              --------    --------               --------    --------
      Total interest
       earning assets          638,429   $  47,100    7.38 %     628,552   $  45,828     7.29 %     608,354   $  47,243    7.77 %
                                          ========                          ========                           ========

Non-earning assets              71,377                            75,592                             75,415
                              --------                          --------                           --------
      Total assets           $ 709,806                         $ 704,144                          $ 683,769
                              ========                          ========                           ========

  LIABILITIES AND
 ---------------
 STOCKHOLDERS'
 -------------
          EQUITY
         ------
Liabilities
  Interest-bearing
    liabilities:
  Deposits:
  Interest-bearing
   transaction &
   savings accts             $ 232,351   $   5,248    2.26 %   $ 200,122   $   5,232     2.61 %   $ 216,591   $   5,922    2.73 %
  Time deposits                241,786       9,223    3.81 %     268,739       9,019     3.36 %     263,074      11,590    4.41 %
                              --------    --------              --------    --------               --------    --------
      Total interest-
       bearing deposits        474,137      14,471    3.05 %     468,861      14,251     3.04 %     479,665      17,512    3.65 %
 Federal funds purchased
   and securites sold
   under agreements to
   repurchase                   24,021         962    4.00 %      28,517         841     2.95 %      31,863       1,094    3.43 %
 Other borrowed funds:
  Short-term debt                4,001         163    4.07 %       2,764          79     2.86 %       2,235          90    4.03 %
  Long-term debt                 1,161         122   10.49 %       1,192         113     9.48 %       1,221         119    9.75 %
 Capital notes                  11,000         750    6.82 %      11,000         660     6.00 %      11,000         702    6.38 %
                              --------    --------              --------    --------               --------
      Total interest-
       bearing
       liabilities             514,320      16,468    3.20 %     512,334      15,944     3.11 %     525,984      19,517    3.71 %
                                          --------                          --------                           --------
Non-interest liabilities:
  Non-interest-
   bearing deposits            105,856                           116,744                             98,482
  Other non-interest-
   liabilities                   9,323                             9,383                             10,855
                              --------                          --------                           --------
      Total
       liabilities             629,499                           638,461                            635,321
                              --------                          --------                           --------
Stockholders' equity            80,307                            65,683                             48,448
                              --------                          --------                           --------
      Total Liabilities
       and Stockholders'
       Equity                $ 709,806                         $ 704,144                          $ 683,769
                              ========                          ========                           ========
Net interest
   margin                                $  30,632    4.80 %               $  29,884     4.75 %               $  27,726    4.56 %
                                          ========                          ========                           ========

          The following table shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 1994 and 1993, as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the change in rate and volume.

                          VOLUME/RATE ANALYSIS
                                                                       Years Ended December 31,
                                                      1994 over 1993                             1993 over 1992
                                           -------------------------------------     -------------------------------------------
                                                           Yield/                                    Yield/
(Dollars in Thousands)                        Volume        rate          Total         Volume        rate           Total
--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in:

Interest income:
  Interest-earning time deposits           $       21    $        7    $       28    $      (19)   $       (1)   $       (20)
  Federal funds sold                              159           321           480          (719)         (168)          (887)
  Investment securities - taxable:
    Held-to-maturity                           (4,305)         (233)       (4,538)         (226)       (1,642)        (1,868)
    Available-for-sale                          3,406          (603)        2,803            --            --             --
  Investment securities - non-taxable:
    Held-to-maturity                              303          (221)           82           986          (241)           745
  Mortgage loans held for delivery
     against commitments                         (282)          127          (155)          935          (168)           767
  Trading account securities                      (43)          (20)          (63)          (35)          (20)           (55)
  Loans - non-taxable                             (35)            4           (31)          (60)           (9)           (69)
  Loans, net of unearned discount               2,183           483         2,666          (578)          550            (28)
                                            ---------     ---------     ---------     ---------     ---------     ----------
  Total                                    $    1,407    $     (135)   $    1,272    $      284    $   (1,699)   $    (1,415)
                                            ---------     ---------     ---------     ---------     ---------     ----------
Interest expense:
  Interest-bearing transaction &
    savings accounts                       $      101    $      (85)   $       16    $     (437)   $     (253)   $      (690)
  Time deposits                                  (561)          765           204           257        (2,828)        (2,571)
  Federal funds purchased
    and securities sold under
    agreements to repurchase                      (96)          217           121          (109)         (144)          (253)
  Other borrowed funds:
    Short-term debt                                43            41            84            49           (60)           (11)
    Long-term debt                                 (3)           12             9            (3)           (3)            (6)
    Capital notes                                  --            90            90            --           (42)           (42)
                                            ---------     ---------     ---------     ---------     ----------    ----------
    Total                                  $     (516)   $    1,040    $      524    $     (243)   $    (3,330)  $    (3,573)
                                            ---------     ---------     ---------     ---------     ----------    ----------
Increase (decrease) in
 net interest income                       $    1,923    $   (1,175)   $      748    $      527    $     1,631   $     2,158
                                            =========     =========     =========     =========     ==========    ==========

Provision for Loan Losses

             The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the Allowance for Loan Losses at a level which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for 1994 was $2.1 million, a decrease of $1.0 million, or 31.8%, when compared to the provision in 1993, reflecting a continuing improvement in asset quality. The provision for 1993 was $3.0 million, a decrease of $.7 million, or 19.7%, from 1992. The decreases in the provision for 1994 and 1993 relate primarily to the increase in coverage ratio (90 day past-due and nonaccrual loans) for nonperforming loans to 248.73% at December 31, 1994, compared to 177.92% at December 31, 1993. Nonperforming loans were reduced to a level of $3.1 million at December 31, 1994, compared to $4.2 million at December 31, 1993.

Non-Interest Income

             Total non-interest income was $24.8 million in 1994, compared to $26.1 million in 1993 and $25.6 million in 1992. Non-interest income is principally derived from three sources: fee income, which includes service charges on deposit accounts, trust fees, credit card fees, and loan servicing fees; income on the sale of mortgage loans and dealer bank profits; and any gain or loss on sold or called securities.

             The table below shows non-interest income for the years ended December 31, 1994, 1993 and 1992, respectively, as well as changes in 1994 from 1993 and in 1993 from 1992.

                            NON-INTEREST INCOME
                                              Years Ended December 31,                     1994                      1993
                                         -----------------------------------            Change from               Change from
(Dollars in Thousands)                      1994         1993         1992                 1993                      1992
---------------------------------------------------------------------------------------------------------------------------------
Trust department income                  $   1,763    $   1,807    $   1,750     $     (44)     -2.43 %    $       57      3.26 %
Service charges on deposit accounts          2,263        2,296        2,124           (33)     -1.44 %           172      8.10 %
Other service charges and fees                 853          879          784           (26)     -2.96 %            95     12.12 %
Income on sale of mortgage loans,
  net of commissions                          (758)         767          553        (1,525)   -198.83 %           214     38.70 %
Income on investment banking,
  net of commissions                         1,247        1,618        2,182          (371)    -22.93 %          (564)   -25.85 %
Credit card fees                            10,636       10,867        9,575          (231)     -2.13 %         1,292     13.49 %
Loan service fees                            6,817        7,322        7,941          (505)     -6.90 %          (619)    -7.79 %
Other income                                 1,896          433          610         1,463     337.88 %          (177)   -29.02 %
Net realized gains on sold or
  called securities                            130          140           59           (10)     -7.14 %            81    137.29 %
                                          --------     --------     --------      --------                  ---------
     Total non-interest income           $  24,847    $  26,129    $  25,578     $  (1,282)     -4.91 %    $      551      2.15 %
                                          ========     ========     ========      ========                  =========

           Fee income for 1994 was $22.3 million, a decrease of $.8 million, or 3.6%, when compared with 1993 figures. Fee income for 1993 was $23.2 million, up $1.0 million, or 4.5%, when compared with 1992 figures. The decrease for 1994 is primarily due to a slight decrease in the volume of credit card fees, as a result of the national competition. In 1994, credit card fees decreased $.2 million from the 1993 level of $10.9 million. In 1993, credit card fees increased $1.3 million from 1992, due to increased volume that resulted primarily from the Company's capitalizing on national media coverage of the Bank's having one of the lowest credit card rates in the United States. Loan service fees decreased $.5 million in 1994 and $.6 million in 1993, primarily due to a lower volume of refinanced mortgage loans and an increase in mortgage servicing amortization expense.

           On the consolidated statements of income, income from the sale of mortgage loans and dealer bank profits is presented net of commissions. The income recorded in these accounts results from the Company's dealer bank operation, as well as fee income associated with the purchase of single family residential loans, the securitization of those loans, and subsequent sale and delivery of those securities against prior commitments. For 1994, income from these areas totaled $.5 million, compared to $2.4 million in 1993 and $2.7 million in 1992. This reduction in 1994, as compared to 1993, is primarily attributable to a mortgage marketing loss of $1.0 million and reduced profits in the dealer bank operation. The resulting reduced level of operating income for these two operations for 1994 can be directly attributed to the negative impact of rising interest rates on the nation's mortgage and securities markets. The overall reduction in mortgage income for 1994 was partially offset by a third quarter sale of a portion of the Bank's servicing rights, which resulted in other income of $.7 million.

Non-Interest Expense

           Non-interest expense consists of salaries and employee benefits, occupancy, equipment and other expenses necessary for the operation of the Company. Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures that have been installed over the past six years. The Company utilizes an extensive profit planning and reporting system that involves all affiliates and their respective functional responsibility centers. Affiliate banks and associated responsibility centers develop detailed monthly and annual profit plans, including manpower and capital expenditure budgets, based on a needs assessment of the business plan for the upcoming year. These profit plans are subject to extensive initial reviews and then are monitored by the Company and bank management on a monthly basis. Variances from the plan are reviewed in detail monthly and, when required, management takes corrective action intended to ensure that financial goals are met. Company management also regularly monitors staffing levels at each affiliate, to ensure that productivity and overhead are in line with existing workload requirements.

           Non-interest expense for 1994 was $38.4 million, a decrease of $.3 million, or 0.8%, from 1993. Non-interest expense for 1993 was $38.7 million, an increase of $.7 million, or 1.9%, from 1992. The slight decrease in 1994, compared to 1993, reflects the effects of continued emphasis on expense control measures.

           The table below shows non-interest expense for the years ended December 31, 1994, 1993 and 1992, respectively, as well as changes from 1994 to 1993 and 1993 to 1992, respectively.

                           NON-INTEREST EXPENSE
                                        Years Ended December 31,                        1994                     1993
                                  ------------------------------------               Change from              Change from
(Dollars in Thousands)              1994           1993           1992                  1993                     1992
------------------------------------------------------------------------------------------------------------------------------
Salaries and employee
  benefits                        $  20,104      $  19,609      $  18,677      $     495     2.52 %    $     932       4.99 %
Occupancy expense, net                2,043          1,937          1,836            106     5.47 %          101       5.50 %
Furniture & equipment expense         1,964          1,969          2,003             (5)   -0.25 %          (34)     -1.70 %
Loss on foreclosed assets             1,641          2,336          2,471           (695)  -29.75 %         (135)     -5.46 %

Other operating expense:
  Professional services               1,634          1,530          1,542            104     6.80 %          (12)     -0.78 %
  Postage                             1,234          1,267          1,365            (33)   -2.60 %          (98)     -7.18 %
  Telephone                             771            783            798            (12)   -1.53 %          (15)     -1.88 %
  Credit card expense                 1,458          1,163          1,083            295    25.37 %           80       7.39 %
  Operating supplies                    695            954          1,810           (259)  -27.15 %         (856)    -47.29 %
  FDIC insurance                      1,307          1,293          1,066             14     1.08 %          227      21.29 %
  Miscellaneous expenses              5,564          5,870          5,327           (306)   -5.21 %          543      10.19 %
                                   --------       --------       --------       --------                --------
    Total non-interest expense    $  38,415      $  38,711      $  37,978      $    (296)    -.76 %    $     733       1.93 %
                                   ========       ========       ========       ========                ========

Income Taxes

           The provision for income taxes for 1994 was $3.8 million, compared to $3.5 million in 1993 and $2.9 million in 1992. The effective income tax rates for the years ended 1994, 1993 and 1992 were 27.8%, 27.0% and 28.0%, respectively.

BALANCE SHEET REVIEW FOR THE YEARS 1994 AND 1993

Loan Portfolio

           The Company's loan portfolio averaged $391.2 million during 1994 and $364.1 million during 1993. As of December 31, 1994, total loans were $418.4 million, compared to $394.4 million on December 31, 1993. The most significant components of the loan portfolio were loans to individuals, in the form of credit card loans, student loans, and single family residential real estate loans.

           The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an adequate allowance for loan losses, and regularly reviewing loans through the internal loan review process. The loan portfolio is diversified by borrower, purpose, industry and, in the case of credit card loans, which are unsecured loans, by geographic region. The Company seeks to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default. The Company uses the Allowance for Loan
Losses as a method to value the loan portfolio at its estimated collectible amount. Loans are regularly reviewed, to facilitate the identification and monitoring of deteriorating credits.

           Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $268.1 million at December 31, 1994, or 64.1% of total loans, compared to $270.8 million, or 68.7% of total loans at December 31, 1993. At year end, 1994, credit card loans were $164.5 million, or 39.3% of total loans, versus $168.7 million, or 42.8% of total loans at December 31, 1993. The decrease relates, in part, to increased competition from national credit card companies offering short-term incentive rates to new customers.

           The lead Bank has provided diversivied credit card services since
1967, when it became the first Arkansas Bank to issue internationally accepted credit cards. The Bank is a member of both the Visa and Mastercard associations, and is currently ranked 71st among all U.S. banks, based on the number of cardholders in such banks.

           The Bank generated income from its credit card operation primarily from interest charged on daily balances and from annual membership and other fees paid by cardholders, from discounts paid by merchants on purchases made with the Bank's cards, and from interchange fees paid by depository and agent banks for whom the Bank processes credit card transactions.

           Since 1985, when it began receiving national recognition about the low interest rates charged on cards issued by the Bank, the Bank has provided these services to selected customers located throughout the United States.
Credit card customers reside in all 50 states, the District of Columbia and certain U.S. territories. Approximately 58% of these customers reside outside the State of Arkansas, representing approximately 68% of aggregate outstanding credit card balances.

           At the end of 1994, commercial, agricultural and financial institution loans were $51.8 million, or 12.4% of total loans, a 32.1% increase from 1993 year end's $39.2 million. Real estate construction and land development loans at December 31, 1994, were $6.2 million, or 1.5% of total loans, compared to $6.3 million, or 1.6% of total loans at the end of 1993. Single family real estate loans at December 31, 1994, were $43.6 million, or 10.4% of total loans, compared to $36.7 million, or 9.3% of total loans at December 31, 1993.

           The Financial Accounting Standards Board recently adopted Financial
Accounting Standards Board Statement No. 114, (FAS 114), "Accounting by
Creditors for Impairment of a Loan", which requires that impaired loans be measured, based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This Statement applies to financial statements for fiscal year 1995. The adoption of FAS 114 is not expected to have a significant impact on the Company's consolidated financial statements.

           The amount of loans outstanding at the indicated dates are reflected in the following table, according to type of loan.

                               LOAN PORTFOLIO
                                                       Years Ended December 31,
                             -----------------------------------------------------------------------------
(Dollars in Thousands)            1994           1993           1992             1991            1990
----------------------------------------------------------------------------------------------------------
Consumer:
     Credit card             $   164,501     $   168,673     $   162,251     $   123,593     $   105,016
     Student loan                 62,836          65,379          58,727          54,957          55,101
     Individuals - other          40,739          36,763          31,878          32,706          36,054
Real estate:
     Construction                  6,232           6,281           4,708           2,784           3,695
     Single family
     residential                 43,629          36,651           42,177          50,866          55,243
     Other commercial             44,141          37,853          27,991          24,509          29,414
Commercial:
     Commercial                   29,047          20,007          20,833          21,787          27,222
     Agricultural                 16,048          16,088          12,917          13,282          14,294
     Financial
      institutions                 6,681           3,087           3,142           3,155           2,711
Other                              5,122           3,998           3,475           3,931           1,864
                              ----------      ----------      ----------      ----------      ----------
Total loans                      418,976         394,780         368,099         331,570         330,614
Unearned discount                   (584)           (354)           (444)           (508)           (663)
                              ----------      ----------      ----------      ----------      ----------
     Total loans, net of
       unearned
        discount             $   418,392     $   394,426     $   367,655     $   331,062     $   329,951
                              ==========      ==========      ==========      ==========      ==========

           The following table reflects the remaining maturities of loans at December 31, 1994.

                              LOAN MATURITIES
                                                                          Over 1
                                                                           year
                                                    1 year                through              Over
(Dollars in Thousands)                              or less               5 years             5 years              Total
-----------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural             $     33,037          $     17,461         $      1,278        $     51,776
Real estate - construction                              4,910                 1,322                   --               6,232
Other                                                 228,194                98,192               33,998             360,384
                                                  -----------           -----------          -----------         -----------
                                                 $    266,141          $    116,975         $     35,276        $    418,392
                                                  ===========           ===========          ===========         ===========

           The following table reflects maturities for the above loans, segregated by interest rate type.

                               LOAN REPRICING
                                                                 Over 1
                                                                  year
                                            1 year               through               Over
(Dollars in Thousands)                      or less              5 years              5 years              Total
-----------------------------------------------------------------------------------------------------------------------
Predetermined rate                       $     43,247          $    89,970         $     25,197        $     158,414
Floating rate                                 222,894               27,005               10,079              259,978
                                          -----------           ----------          -----------         ------------
                                         $    266,141          $   116,975         $     35,276        $     418,392
                                          ===========           ==========          ===========         ============

Asset Quality

       Nonperforming loans are comprised of (a) nonaccrual loans, (b) loans which are contractually past due 90 days and (c) other loans for which terms have been restructured, to provide a reduction or deferral of interest or principal, because of a deterioration in the financial position of the borrower. The subsidiary banks recognize income principally on the accrual basis of accounting. When loans are classified as nonaccrual, the accrued interest is charged off, and no further interest is accrued. Loans, excluding credit card loans, are placed on a nonaccrual basis either:
(1) when there are serious doubts regarding the collectibility of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the Allowance for Loan Losses. Credit card loans are classified as sub-standard when payment of interest or principal is 90 days past due. Litigation accounts are placed on nonaccrual until such time as deemed uncollectible. Credit card loans are charged off when payment of interest or principal exceeds 180 days past due, but are turned over to the credit card recovery department, to be pursued until such time as they are determined, on a case-by-case basis, to be uncollectible.

       The following tables present information concerning nonperforming assets, including nonaccrual and restructured loans and other real estate owned.

                             NONPERFORMING ASSETS
                                                                          Years Ended December 31,
                                          ---------------------------------------------------------------------------------------
(Dollars in Thousands)                       1994               1993                1992                1991             1990
---------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                          $    2,052         $    2,813          $    4,374         $     1,260       $    1,325
Loans past due 90 days or more
 (principal or interest payments)                965              1,019               1,337               1,791            4,674
Restructured                                     115                344                 350                  --               --
                                           ---------          ---------           ---------          ----------        ---------
  Total nonperforming loans                    3,132              4,176               6,061               3,051            5,999
                                           ---------          ---------           ---------          ----------        ---------
Other nonperforming assets:
  Other real estate owned (f1)                 1,649              2,514               2,834               5,139            4,733
  In-substance foreclosure                        81                363               1,225                  --            1,955
  Other nonperforming assets                     776                992                 212                  --               --
                                           ---------          ---------           ---------          ----------        ---------
    Total other
      nonperforming assets                     2,506              3,869               4,271               5,139            6,688
                                           ---------          ---------           ---------          ----------        ---------
  Total nonperforming assets              $    5,638         $    8,045          $   10,332         $     8,190       $   12,687
                                           =========          =========           =========          ==========        =========

Net charge-offs to average loans                0.43%              0.36%               0.91%               0.80%            0.62%
Allowance for loan losses to total loans        1.86%              1.88%               1.56%               1.60%            1.36%
Allowance for loan losses
 to nonperforming loans                       248.73%            177.92%              94.84%             173.78%           75.13%
Nonperforming loans to total loans              0.75%              1.06%               1.65%               0.92%            1.81%
Nonperforming assets to total assets            0.79%              1.09%               1.46%               1.22%            1.96%

(1) Assets constituting other real estate owned are generally marked down to appraised value less estimated selling expense at the time of transfer from the loan portfolio, and are appraised annually thereafter, with the value then adjusted to then-market value, if lower, until disposition.

           Approximately $269,000 and $347,000 of interest income would have been recorded for the periods ended December 31, 1994 and 1993, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the period ended December 31, 1994.

Allowance for Loan Losses

           An analysis of the Allowance for Loan Losses for the last five fiscal years is shown in the table below:

                                                                       Years Ended December 31,
                                                --------------------------------------------------------------------
(Dollars in Thousands)                             1994         1993            1992          1991          1990
--------------------------------------------------------------------------------------------------------------------
Balance of allowance for loan losses
 at beginning of period                          $   7,430     $   5,748      $   5,302     $   4,507    $   3,878
                                                  --------      --------       --------      --------     --------
Loans charged off:
     Consumer:
         Credit cards                                1,690         1,761          1,944         1,681        1,461
         Other consumer                                152           171            127           159          191
         Student loans                                   2             2             11            23          141
                                                  --------      --------       --------      --------     --------
             Total consumer                          1,844         1,934          2,082         1,863        1,793
                                                  --------      --------       --------      --------     --------
     Real estate:
         Construction                                   --            40              5           289           --
         Single family residential                     213            31             44            57           17
         Other commercial                               --             6            168           628          546
                                                  --------      --------       --------      --------     --------
             Total real estate                         213            77            217           974          563
                                                  --------      --------       --------      --------     --------
     Commercial:
         Commercial                                     --            40          1,297            88           53
         Agricultural                                   53            --             74           159           --
                                                  --------      --------       --------      --------     --------
             Total commercial                           53            40          1,371           247           53
                                                  --------      --------       --------      --------     --------
             Total loans charged off                 2,110         2,051          3,670         3,084        2,409
                                                  --------      --------       --------      --------     --------
Recoveries of loans previously charged off:
Consumer:
         Credit cards                                  306           211            196           173          185
         Other consumer                                 70            77             44            64           59
         Student loans                                   2             1             18             8            6
                                                  --------      --------       --------      --------     --------
             Total consumer                            378           289            258           245          250
                                                  --------      --------       --------      --------     --------
     Real estate:
         Single family residential                       7             5             24            13           24
         Other commercial                               16             3             81            48           55
                                                  --------      --------       --------      --------     --------
             Total real estate                          23             8            105            61           79
                                                  --------      --------       --------      --------     --------
     Commercial:
         Commercial                                     18           345             12            17           28
         Agricultural                                    1            85             --             4           --
                                                  --------      --------       --------      --------     --------
             Total commercial                           19           430             12            21           28
                                                  --------      --------       --------      --------     --------
             Total recoveries                          420           727            375           327          357
                                                  --------      --------       --------      --------     --------
Net loans charged off                                1,690         1,324          3,295         2,757        2,052
Additions to reserve charged
 to operating expense                                2,050         3,006          3,741         3,552        2,681
                                                  --------      --------       --------      --------     --------
Balance, end of period                           $   7,790     $   7,430      $   5,748     $   5,302    $   4,507
                                                  ========      ========       ========      ========     ========

           The amounts of additions to the allowance during the year 1994 were based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans, loans which could be future problems and net losses from loan charge-offs for the past five years. It is management's practice to review the allowance on a monthly basis, to determine whether additional provisions should be made to the allowance after considering the factors noted above.

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

           Based on the above-noted procedures, management is of the opinion that the allowance at December 31, 1994, of $7.8 million is adequate. While management believes the current allowance is adequate, changing economic conditions and other conditions may require future additions to the allowance. Moreover, the allowance is subject to regulatory examination and determination as to adequacy. Although not presently anticipated, adjustments to the allowance may result from regulatory examinations.

           The Company allocates the Allowance for Loan Losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the tables below.

                        ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                                         December 31,
                            ------------------------------------------------------------------------------------------------------
                                   1994                 1993                 1992                 1991                 1990
                            ------------------   ------------------   ------------------   ------------------   ------------------
                            Allowance  Percent   Allowance  Percent   Allowance  Percent   Allowance  Percent   Allowance  Percent
(Dollars in Thousands)      Amount    of loans*  Amount    of loans*  Amount    of loans*  Amount    of loans*  Amount    of loans*
-----------------------------------------------------------------------------------------------------------------------------------
Consumer:
  Credit card                $ 2,625   39.3 %    $ 2,430    42.8 %    $ 2,232    44.0 %    $ 1,922    37.2 %    $ 1,510    31.8 %
  Student loans                  100   15.0 %        100    16.6 %        100    16.0 %        100    16.6 %        201    16.7 %
  Other                          324    9.8 %        299     9.3 %        483     8.7 %        458     9.9 %        312    11.0 %

Real estate:
  Real estate construction        --    1.5 %         13     1.6 %         74     1.3 %         69      .8 %         65     1.1 %
  Single family residential      343   10.3 %      1,009     9.2 %        310    11.5 %        385    15.3 %        345    16.6 %
  Other commercial             1,510   10.6 %        701     9.6 %      1,261     7.6 %      1,525     7.4 %        950     8.9 %

Commercial:
  Commercial                     362    6.9 %        339     5.1 %        295     5.7 %        577     6.6 %        453     8.2 %
  Agricultural                    32    3.8 %         --     4.1 %        188     3.5 %        207     4.0 %        154     4.3 %
  Financial institutions         145    1.6 %        161      .8 %         --      .8 %         --     1.0 %         --      .8 %

Other                             --    1.2 %         --      .9 %          3      .9 %          2     1.2 %         --      .6 %

Unallocated                    2,349     -- %      2,378      -- %        802      -- %         57      -- %        517      -- %
                              ------  -----       ------   -----       ------   -----       ------   -----       ------   -----
  Total                      $ 7,790  100.0 %    $ 7,430   100.0 %    $ 5,748   100.0 %    $ 5,302   100.0 %    $ 4,507   100.0 %
                              ======  =====       ======   =====       ======   =====       ======   =====       ======   =====

* Percentage of loans in each category to total loans

Investments and Securities

           The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities are classified as either trading, available-for-sale, or held-to-maturity.

           Trading securities, which include any security held primarily for near-term sale, are carried at fair value. Gains and losses on trading securities, both realized and unrealized, are included in other income.

           Available-for-sale securities, which include any security for which the subsidiary banks have no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income, using the constant-yield method over the period to maturity.

           Held-to-maturity securities, which include any security for which the subsidiary banks have the positive intent and ability to hold until maturity, are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income, using the constant-yield method over the period to maturity.

           Interest and dividends on investments in debt and equity securities are included in income when earned.

           Held-to-maturity and available-for-sale investment securities were $142.4 million and $29.6 million, respectively, at December 31, 1994, compared to the combined amount of $198.6 million at December 31, 1993. The Company's philosophy regarding investments is conservative, based on investment type and maturity. Investments in the held-to-maturity portfolio include U.S. Treasury securities, U.S. government agencies, mortgage-backed securities, and municipal securities. As of December 31, 1994, $87.9 million, or 61.8%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, of which $21.9 million, or 15.4%, was invested in securities with maturities of one year or less, and $61.8 million, or 43.4%, was invested in securities with maturities of one to five years. In the available-for-sale securities, $26.6 million, or 89.8% of the securities were in U.S. Treasuries and obligations of U.S. government agencies, all of which will mature in less than five years. In order to reduce the Company's income tax burden, an additional $50.9 million, or 35.8%, of the held-to-maturity securities portfolio, was invested in tax-exempt obligations of state and political subdivisions. There are no tax-exempt securities in the available-for-sale portfolio. There are no securities of any one issuer exceeding ten percent of the Company's stockholders' equity at December 31, 1994. The Company has approximately $3.5 million, or 2.5%, in GNMA and other mortgaged-backed securities in its held-to-maturity portfolio. It is the Company's general policy not to invest in derivative type investments, except for collateralized mortgage-backed securities for which collection of principal and interest is not subordinated to significant superior rights held by others.

           As of December 31, 1994, the held-to-maturity investment portfolio has gross unrealized gains of $1.0 million and gross unrealized losses of $4.0 million. Net realized gains from called securities for 1994 were $130,000, down from net realized gains of $140,000 in 1993, and up from net realized gains of $59,000 in 1992.

           The table below presents the carrying value and the fair value of investment securities for each of the years indicated.

                             INVESTMENT SECURITIES
                                                               Years Ended December 31,
                  -----------------------------------------------------------------------------------------------------------------
                                 1994                                  1993                                  1992
                  -------------------------------------  ------------------------------------  ------------------------------------
                                                 Fair                                  Fair                                  Fair
(Dollars in       Amortized  Gross unrealized    value   Amortized  Gross unrealized   value   Amortized  Gross unrealized  value
 Thousands)         cost      Gain   (Loss)       (1)      cost      Gain    (Loss)     (1)     cost       Gain   (Loss)     (1)
-----------------------------------------------------------------------------------------------------------------------------------
Held to Maturity

U.S. Treasury     $ 74,544  $  349  $ (1,479)  $ 73,414  $132,778  $ 5,599  $  (33)  $138,344  $122,171  $ 5,603  $   --   $127,774
U.S.
 Government
 agencies           13,375      32      (289)    13,118    13,215      546     (28)    13,733    38,922    1,005     (11)    39,916
Mortgage-backed
 securities(2)       3,551       6      (244)     3,313     1,008       24     (10)     1,022     1,310       24     (22)     1,312
State and
 political
 subdivisions       50,904     577    (1,962)    49,519    49,438    2,680     (52)    52,066    40,130    1,529    (303)    41,356
Other
 securities             --      --        --         --     2,187      365      (1)     2,551       461      513      (1)       973
                   -------   -----   -------    -------   -------   ------   -------  -------   -------   ------   -----    -------
                  $142,374  $  964  $ (3,974)  $139,364  $198,626  $ 9,214  $ (124)  $207,716  $202,994  $ 8,674  $ (337)  $211,331
                   =======   =====   =======    =======   =======   ======   =======  =======   =======   ======   =====    =======

Available for Sale

U.S. Treasury     $ 25,701  $   96  $   (202)  $ 25,595
U.S.
 Government
 agencies            1,002       3        --      1,005
Other
 securities          2,554     457        (1)     3,010
                   -------   -----   -------    -------
                  $ 29,257  $  556  $   (203)  $ 29,610
                   =======   =====   =======    =======

(1) The fair value of the Company's financial instruments is determined pursuant to Statement of Financial Accounting Standards No. 107. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments concerning future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. See Note 15 of Notes to Consolidated Financial Statements.
(2)   Consist of securities issed by GNMA, FNMA, and FHLMC.

           The following table reflects the amortized cost and estimated market value of debt securities at December 31, 1994, by contractual maturity, the weighted average yields (for tax-exempt obligations on a fully taxable basis, assuming a 34% tax rate) of such securities and the taxable equilvalent adjustment used in calculating the yields. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

              MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                                                            December 31, 1994
                       ------------------------------------------------------------------------------------------------
                                      Over        Over
                                     1 year      5 years       Over
                         1 year       thru       thru 10        10         No fixed                 Par        Market
(Dollars in Thousands)   or less     5 years      years        years       maturity    Total       value        Value
------------------------------------------------------------------------------------------------------------------------
Held to Maturity

U.S. Treasury           $  21,921   $  48,688   $   3,935   $      --    $      --   $  74,544   $  74,380    $  73,414
U.S. government
   agencies                    --      13,071         304          --           --      13,375      13,300       13,118
Mortgage-backed
 securities                                                                  3,551       3,551       3,427        3,313
States and political
   subdivisions             1,838      10,926      32,992       5,148           --      50,904      51,144       49,519
                         --------    --------    --------    --------     --------    --------    --------     --------
                        $  23,759   $  72,685   $  37,231   $   5,148    $   3,551   $ 142,374   $ 142,251    $ 139,364
                         ========    ========    ========    ========     ========    ========    ========     ========

Percentage of total         16.69%      51.05%      26.15%       3.62%        2.49%     100.00%
                            ======      ======      ======       =====        =====     =======
Weighted average (1)         4.95%       7.05%       7.72%      10.07%        6.62%       6.99%
                             =====       =====       =====      ======        =====       =====
Available for Sale

U.S. Treasury           $   6,501   $  19,200   $      --   $      --    $      --   $  25,701   $  25,500    $  25,595
U.S. government
   agencies                    --       1,002          --          --           --       1,002       1,000        1,005
Other securities               --          --          --          --        2,554       2,554          --        3,010
                         --------    --------    --------    --------     --------    --------    --------     --------
                        $   6,501   $  20,202   $      --    $     --      $   2,554   $  29,257   $  26,500    $  29,610
                         ========    ========    ========    ========     ========    ========    ========     ========

Percentage of total         22.22%      69.05%       0.00%       0.00%        8.73%     100.00%
                            ======      ======       =====       =====        =====     =======
Weighted average (1)         9.26%       7.09%                                            7.70%
                             =====       =====                                            =====

(1) The weighted average yields are based on book value and effective yields, weighted for the scheduled maturity of each security. Yields on tax-exempt obligations have been computed on a fully taxable equivalent basis.

          As of January 1, 1994, the Company adopted Financial Accounting Standard Board Statement (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the classification of securities into one of three categories: Trading, Available-for-Sale or Held-to-Maturity.

          Trading account securities are used to provide inventory for resale. These securities will be carried at market value and will be included in short-term investments. Gains and losses, both realized and unrealized, are reflected in earnings.

          Debt securities are classified as Held-to-Maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-Maturity securities will be stated at amortized cost.

          Securities not classified as Trading or Held-to-Maturity will be classified as Available-for-Sale. Available-for-Sale securities will be stated at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The Company may sell these securities prior to maturity in response to liquidity demands. They also may be used as a means of adjusting the interest rate sensitivity of the Company's balance sheet, through sale and reinvestment. As of December 31, 1994, the adoption of FAS No. 115 resulted in a net increase in stockholders' equity of approximately $233,000. This increase in stockholders' equity will adjust in future periods, as changes in market conditions occur.

Trading Portfolio

     The Company's trading account is established and maintained for the benefit of the dealer bank division. All activities in the account are performed by dealer bank personnel solely for operations in that division. The trading account is typically used to provide inventory for resale and is not used to take advantage of short-term price movements.

Deposits and Short-Term Borrowings

     Total average deposits for 1994 were $580.0 million, compared to $585.6
million in 1993.   The year-end balances of time deposits over $100,000 were
$55.2 million in 1994, compared to $61.4 million in 1993.

     The following table reflects the classification of the average deposits and the average rate paid on each deposit category which are in excess of 10 percent of average total deposits for the three years ended December 31, 1994.

                    AVERAGE DEPOSIT BALANCES AND RATES
                                                                              December 31,
                                      --------------------------------------------------------------------------------------------
                                                  1994                             1993                            1992
                                      ------------------------------    ---------------------------     --------------------------
                                          Average      Average            Average       Average             Average     Average
(Dollars in Thousands)                    amount      rate paid           amount       rate paid            amount     rate paid
----------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing
  demand deposits                       $  105,856        --            $  116,744        --            $   98,482        --
Interest-bearing transaction
  and savings deposits                     232,351      2.26%              200,122      2.61%               216,591     2.73%
Time deposits
$100,000 or more                            53,479      3.61%               56,759      3.32%                61,057     4.65%
Other time deposits                        188,307      3.87%              211,980      3.37%               202,017     4.33%
                                         ---------                       ---------                        ---------
     Total                              $  579,993                      $  585,605                       $  578,147
                                         =========                       =========                        =========

           The following table sets forth by time remaining to maturity, deposits (exclusive of regular savings) in amounts of $100,000 or more at December 31, 1994 and 1993, respectively.

              MATURITIES OF LARGE DENOMINATION TIME DEPOSITS
                                               Time Certificates of Deposit
                                                   ($100,000 or more)
                            -------------------------------------------------------------
                                                     December 31,
                            -------------------------------------------------------------
                                        1994                           1993
                            -----------------------------   -----------------------------
(Dollars in Thousands)         Balance         Percent         Balance        Percent
----------------------------------------------------------------------------------------
Maturing:
 Three months or less        $   24,444         44.27 %      $   25,898         42.21 %

Over 3 months
 to 6 months                     16,286         29.49 %          20,799         33.90 %

Over 6 months
 to 12 months                     8,866         16.05 %          11,010         17.95 %

Over 12 months                    5,626         10.19 %           3,646          5.94 %
                              ---------       -------         ---------       -------
     Total                   $   55,222        100.00 %      $   61,353        100.00 %
                              =========       =======         =========       =======

           Federal funds purchased and securities sold under agreements to repurchase were $23.9 million at December 31, 1994, as compared to $26.3 million at December 31, 1993. Other short-term borrowings, consisting of U.S. Treasury Note borrowings, decreased at December 31, 1994, to $1.6 million, as compared to $5.0 million at December 31, 1993.

           The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets, and federal funds purchased. On May 12, 1993, the Company issued and sold 700,000 shares of Class A Common Stock. And on June 10, 1993, the Company issued and sold an additional 105,000 shares. The net proceeds to the Company stockholders' equity after expenses was $16.1 million. Management anticipates that these sources will provide necessary funding in the foreseeable future. It is the Company's general policy to avoid the use of brokered deposits.

Long Term Debt

           The Companys' long-term debt was $12.1 million and $12.2 million at December 31, 1994 and 1993, respectively. The Company's Capital Notes, due June 30, 1997, of which $11.0 million were outstanding at December 31, 1994 and 1993, respectively, are the major component of the Company's long-term debt. Interest on the Capital Notes is payable quarterly, and the interest rate is adjusted quarterly to the then prime rate offered by Chase Manhattan in New York. At December 31, 1994, the Chase Manhattan Bank, N.A., prime rate was 7.75%.

Capital

           Appropriate capital management is essential to finance future growth and maintain the confidence of deposit customers, investors, and banking regulatory agencies. The Federal Reserve Board has approved new risk-based guidelines which establish a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. With respect to capital, the guidelines place a strong emphasis on tangible common stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. The guidelines set a minimum risk-adjusted ratio for total capital of 8.0% by the end of 1992. At December 31, 1994, the Tier 1 Capital ratio was 19.25%, while the Company's risk-adjusted ratio for total capital, as of December 31, 1994, was 21.56%, both of which exceed the capital minimums established in the new risk-based capital requirements.

           The Company's risk-based capital ratios at December 31, 1994 and 1993 are presented below, followed by the capital ratios of each of the three bank subsidiaries, as of December 31, 1994.

                      CONSOLIDATED RISK-BASED CAPITAL
                                                                 December 31,
                                                      ----------------------------------
(Dollars in Thousands)                                     1994               1993
----------------------------------------------------------------------------------------
Tier 1 capital:
  Stockholders' equity                                 $    83,700         $    75,335
  Less goodwill                                              2,392               2,713
  Less unrealized gain (loss) on AFS securities                233                  --
                                                        ----------          ----------
    Total tier 1 capital                                    81,075              72,622
Tier 2 capital:
  Qualifying allowance for loan losses                       5,331               5,307
  Qualifying long-term debt                                  4,400               6,600
                                                        ----------          ----------
    Total capital                                      $    90,806         $    84,529
                                                        ==========          ==========
Risk-weighted assets                                   $   421,115         $   422,437
                                                        ==========          ==========
Ratios at end of year:
  Leverage ratio                                             11.47 %             10.21 %
  Risk-based capital
  Tier 1 capital                                             19.25 %             17.19 %
      Total capital                                          21.56 %             20.01 %
  Minimum guidelines
      Leverage ratio                                          3.00 %              3.00 %
      Tier 1 capital                                          4.00 %              4.00 %
      Total capital                                           8.00 %              8.00 %

               CAPITAL ADEQUACY MEASURES BY SUBSIDIARY BANKS
                                                      Year Ended December 31, 1994
                                        -------------------------------------------------------
                                           Simmons First     Simmons First      Simmons First
                                           National Bank         Bank                Bank
(Dollars in Thousands)                      Pine Bluff         Jonesboro         Lake Village
-----------------------------------------------------------------------------------------------
Stockholders' equity                       $   53,271         $    6,046          $    3,352

Leverage ratio                                   8.63 %             8.13 %              9.45 %
Risk-Based capital
  Tier 1 Capital                                14.10 %            13.70 %             22.01 %
  Total capital                                 15.36 %            14.96 %             23.28 %

LIQUIDITY AND INTEREST RATE SENSITIVITY

Parent Company

           The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for debt service require-ments. At December 31, 1994, retained earnings of the Company's subsidiaries were approximately $62.7 million, of which approximately $13.0 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

           Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At year end, each bank was within established guidelines, and total corporate liquidity was strong. At December 31, 1994, cash and cash equivalents, trading and available-for-sale securities, and mortgage loans held for sale were 16.13% of total assets, as compared to 13.62% at December 31, 1993.

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

           As shown in the schedule below, the cumulative rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, was 97.78% and 111.60%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest-bearing liabilities maturing and repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income.
The converse would be true for a positive GAP: the long-term effect of rising interest rates would tend to increase net interest income because of the positive GAP ratio. However, the negative GAP for the short-term would cause a decrease in net interest income, as a result of rising rates for approximately six months. Since conditions change on a daily basis, these theoretical conclusions may not be indicative of actual future results.

                RATE SENSITIVE ASSETS AND LIABILITIES
                                                          Year Ended December 31, 1994
                                   ----------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                      RSA(1)
(Dollars in Thousands,                                                             Cumulative          to
 except ratios)                       Assets        Liabilities       Gap              Gap            RSL(2)
---------------------------------------------------------------------------------------------------------------
Floating rate                       $   75,784     $   37,046      $   38,738      $   38,738        204.57%
Fixed rate maturing in:
1 month                                 32,621        155,539        (122,918)        (84,180)        56.29%
2 months                                12,490         22,301          (9,811)        (93,991)        56.26%
3 months                               156,953         20,886         136,067          42,076        117.85%
4 months                                 6,632         30,887         (24,255)         17,821        106.68%
5 months                                 6,868         18,502         (11,634)          6,187        102.17%
6 months                                 4,379         17,286         (12,907)         (6,720)        97.78%
6 months - 1 year                       80,575         34,732          45,843          39,123        111.60%
1 - 2 years                             89,981         55,082          34,899          74,022        118.87%
2 - 3 years                             56,337         33,140          23,197          97,219        122.85%
3 - 4 years                             23,614         18,988           4,626         101,845        122.92%
4 - 5 years                             33,834         28,991           4,843         106,688        122.54%
Over 5 years                            59,444         38,289          21,155         127,843        124.99%
                                     ---------      ---------       ---------
    Total                           $  639,512     $  511,669      $  127,843
                                     =========      =========       =========

(1) Rate Sensitive Assets
(2) Rate Sensitive Liabilities

QUARTERLY RESULTS

Selected unaudited quarterly financial information for the latest eight quarters is shown in the table below.

                                                                            Quarter
(Dollars in Thousands,                     -----------------------------------------------------------------------------
 except per share data)                        First          Second          Third         Fourth           Total
------------------------------------------------------------------------------------------------------------------------
       1994
       ----

Net interest income                          $   7,133       $   7,336      $   7,422      $   7,368       $   29,259
Provision for possible loan losses                 525             525            525            475            2,050
Non-interest income                              6,966           6,070          6,161          5,650           24,847
Non-interest expense                             9,938           9,618          9,353          9,506           38,415
Net realized gains on securities                    29              27             74             --              130
Net income                                       2,627           2,352          2,653          2,228            9,860
Earnings per common share                         0.71            0.64           0.73           0.60             2.68


       1993
       ----

Net interest income                          $   6,938       $   7,021      $   7,190      $   7,301       $   28,450
Provision for possible loan losses                 864             714            714            714            3,006
Non-interest income                              6,345           6,279          6,646          6,859           26,129
Non-interest expense                             9,464           9,429          9,616         10,202           38,711
Net realized gains on securities                    21              --             70             49              140
Net income                                       2,138           2,318          2,507          2,433            9,396
Earnings per common share                         0.74            0.71           0.68           0.65             2.78

ITEM 8.            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                INDEX                                    Page
                                                                         ----

Independent Accountants' Report. . . . . . . . . . . . . . . . . . . . .  33
Consolidated Balance Sheets December 31, 1994 and 1993 . . . . . . . . .  34
Consolidated Statements of Income Years Ended
  December 31, 1994, 1993, and 1992 . . . . . . . . . . . . . . . . . . . 35
Consolidated Statements of Cash Flows Years Ended
  December 31, 1994, 1993, and 1992 . . . . . . . . . . . . . . . . . . . 36
Consolidated Statements of Changes in Stockholders'
  Equity Years Ended December 31, 1994, 1993, and 1992. . . . . . . . . . 37
Notes to Consolidated Financial Statements December 31,
  1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . 38


      Note: Supplementary Data may be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results" on page 11 hereof.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

             We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1994 and 1993, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

             As discussed in Note 18 to the financial statements, the Company changed its method of accounting for investment securities in 1994.

                                        /s/ Baird. Kurtz & Dobson

                                         BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
January 27, 1995

                     SIMMONS FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1994 and 1993

(Dollars in Thousands)                                                     1994          1993
-------------------------------------------------------------------------------------------------
ASSETS
------

Cash and non-interest bearing balances due from banks                   $   33,476    $   34,995
Interest-bearing balances due from banks                                       101            25
Federal funds sold                                                          40,425        14,070
                                                                         ---------     ---------
           Cash and cash equivalents                                        74,002        49,090

Investment securities - taxable (Note 2)
   Held-to-maturity                                                         91,470       149,188
   Available-for-sale                                                       29,610            --
Investment securities - non-taxable (Note 2)
   Held-to-maturity                                                         50,904        49,438
Mortgage loans held for sale, net of unrealized
   gains (losses)                                                            8,720        47,775
Trading securities (Note 2)                                                  2,734         3,759
Loans - non-taxable (Note 4)                                                 2,021         2,470
Loans - taxable (Note 4)                                                   416,371       391,956
   Allowance for loan losses (Note 4)                                       (7,790)       (7,430)
                                                                         ---------     ---------
           Net loans                                                       410,602       386,996

Premises and equipment (Note 6)                                             12,115        10,220
Foreclosed assets held for sale, net (Note 5)                                1,730         2,877
Interest receivable                                                          6,289         5,829
Cost of loan servicing rights acquired                                       3,825         4,184
Excess cost over fair value of net assets acquired, at amortized cost        2,392         2,713
Other assets                                                                18,869        26,691
                                                                         ---------     ---------
           TOTAL ASSETS                                                 $  713,262    $  738,760
                                                                                     ==================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Non-interest-bearing transaction accounts                               $  109,564    $  135,468
Interest-bearing transaction accounts and savings deposits                 228,649       224,730
Time deposits (Note 7)                                                     245,325       250,157
                                                                         ---------     ---------
           Total deposits                                                  583,538       610,355
Federal funds purchased and securities sold
 under agreements to repurchase                                             23,931        26,347
Other borrowed funds:
   Short-term debt                                                           1,621         5,013
   Long-term debt (Note 9)                                                   1,144         1,178
   Capital notes (Note 9)                                                   11,000        11,000
Accrued interest and other liabilities                                       8,328         9,532
                                                                         ---------     ---------
           Total liabilities                                               629,562       663,425
                                                                         ---------     ---------
STOCKHOLDERS' EQUITY
--------------------
   Capital stock (Note 10)
       Class A common, par value $5 a share,
        authorized 10,000,000 shares, issued  and outstanding
        3,677,378 at 1994 and 1993                                          18,387        18,387
   Surplus                                                                  19,827        19,827
   Undivided profits (Note 21)                                              45,253        37,121
   Unrealized appreciation on available-for-sale
       securities, net of income taxes of $120                                 233            --
                                                                         ---------     ---------
           Total Stockholders' Equity                                   $   83,700    $   75,335
                                                                         ---------     ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  713,262    $  738,760
                                                                         =========     =========

See Notes to Consolidated Financial Statments

                       SIMMONS FIRST NATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1994, 1993, and 1992
(Dollars in Thousands, except per share data)                                 1994              1993             1992
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans - non-taxable                                                   $        160      $         180    $         226
   Loans - taxable                                                             30,875             28,209           28,237
   Federal funds sold                                                           1,218                738            1,625
   Investment securities - taxable
       Held-to-maturity                                                         5,696             10,234           12,108
       Available-for-sale                                                       2,803                 --               --
   Investment securities - non-taxable
       Held-to-maturity                                                         2,738              2,604            2,112
   Mortgage loans held for sale, net of unrealized
       gains                                                                    2,081              2,236            1,469
   Assets held in trading account                                                 101                166              218
   Interest-bearing balances due from banks                                        55                 27               47
                                                                          -----------       ------------     ------------
           TOTAL INTEREST INCOME                                               45,727             44,394           46,042
                                                                          -----------       ------------     ------------
INTEREST EXPENSE
   Deposits:
       Interest-bearing transaction accounts and savings deposits               5,248              5,232            5,887
       Time deposits                                                            9,223              9,019           11,625
   Federal funds purchased and securities
       sold under agreements to repurchase                                        962                841            1,094
   Other borrowed funds:
       Short-term debt                                                            163                 79               90
       Long-term debt                                                             122                113              119
       Capital notes                                                              750                660              702
                                                                          -----------       ------------     ------------
           TOTAL INTEREST EXPENSE                                              16,468             15,944           19,517
                                                                          -----------       ------------     ------------
NET INTEREST INCOME                                                            29,259             28,450           26,525
   Provision for possible loan losses (Note 4)                                  2,050              3,006            3,741
                                                                          -----------       ------------     ------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                                      27,209             25,444           22,784
                                                                          -----------       ------------     ------------
NON-INTEREST INCOME
   Trust department income                                                      1,763              1,807            1,750
   Service charges on deposit accounts                                          2,263              2,296            2,124
   Other service charges and fees                                                 853                879              784
   Income (loss) on sale of mortgage loans, net of commissions                   (758)               767              553
   Income on investment banking, net of commissions                             1,247              1,618            2,182
   Net realized gains on securities                                               130                140               59
   Credit card fees                                                            10,636             10,867            9,575
   Loan service fees                                                            6,817              7,322            7,941
   Other operating income                                                       1,896                433              610
                                                                          -----------       ------------     ------------
           TOTAL NON-INTEREST INCOME                                           24,847             26,129           25,578
                                                                          -----------       ------------     ------------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                              20,104             19,609           18,677
   Occupancy expense, net                                                       2,043              1,937            1,836
   Furniture & equipment expense                                                1,964              1,969            2,003
   Loss on foreclosed assets                                                    1,641              2,336            2,471
   Other operating expense (Note 14)                                           12,663             12,860           12,991
                                                                          -----------       ------------     ------------
           TOTAL NON-INTEREST EXPENSE                                          38,415             38,711           37,978
                                                                          -----------       ------------     ------------
INCOME BEFORE INCOME TAXES                                                     13,641             12,862           10,384
   Provision for income taxes (Note 8)                                          3,781              3,466            2,907
                                                                          -----------       ------------     ------------
NET INCOME                                                               $      9,860      $       9,396    $       7,477
                                                                          ===========       ============     ============
EARNINGS PER COMMON SHARE                                                $       2.68      $        2.78    $        2.60
                                                                          ===========       ============     ============

See Notes to Consolidated Financial Statements

                      SIMMONS FIRST NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

(Dollars in Thousands)                                                        1994              1993             1992
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $      9,860      $       9,396    $       7,477
   Items not requiring (providing) cash:
   Depreciation and amortization                                                1,341              1,758            2,349
       Provision for loan losses                                                2,050              3,006            3,741
       Amortization of premiums and discounts on investment
        securities and mortgage-backed certificates                                50                517            1,032
       Deferred income taxes                                                       63               (780)            (488)
       Provision for  foreclosed assets                                           151                 71            1,062
       Net realized gains on securities                                          (130)              (140)             (59)
       Loss on sale of premises and equipment                                     (25)                (5)             (43)
   Changes in:
       Accrued interest receivable                                               (460)               821              283
       Mortgage loans held for sale                                            39,055            (23,414)          (9,626)
       Trading accounts                                                         1,025             (3,170)           5,181
       Other assets                                                             8,181             (2,716)          (4,464)
       Accounts payable and accrued expenses                                   (1,606)               321              (31)
       Income taxes payable                                                       219                874               37
                                                                          -----------       ------------     ------------
           Net cash provided by (used in) operating activities                 59,774            (13,461)           6,451
                                                                          -----------       ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans                                                  (25,939)           (28,167)         (41,684)
   Purchase of premises and equipment                                          (3,634)            (2,172)          (1,992)
   Proceeds from sale of fixed assets                                             745                 25               58
   Proceeds from the sale of foreclosed assets                                  1,279                989            1,814
   Proceeds from maturities of available-for-sale securities                   98,209                 --               --
   Purchases of available-for-sale securities                                (103,709)                --               --
   Proceeds from maturities of held-to-maturity securities                     78,890             88,927           39,379
   Proceeds from the sale of investment securities                                 --                 --            3,770
   Purchases of held-to-maturity securities                                   (46,316)           (84,936)         (78,536)
                                                                          -----------       ------------     ------------
           Net cash used in investing activities                                 (475)           (25,334)         (77,191)
                                                                          -----------       ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of additional stock                                          --             16,110               --
   Net increase (decrease) in transaction accounts
    and savings deposits                                                      (21,985)            29,869           77,629
   Net decrease in certificates of deposit                                     (4,832)            (9,923)         (50,334)
   Repayments of other borrowings                                              (3,426)           (93,944)        (108,507)
   Proceeds from other borrowings                                                  --             95,980          107,733
   Dividends paid                                                              (1,728)            (1,390)          (1,150)
   Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                         (2,416)           (12,876)             728
                                                                          -----------       ------------     ------------
           Net cash provided by (used in) financing activities                (34,387)            23,826           26,099
                                                                          -----------       ------------     ------------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                              24,912            (14,969)         (44,641)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                             49,090             64,059          108,700
                                                                          -----------       ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $     74,002      $      49,090    $      64,059
                                                                          ===========       ============     ============

See Notes to Consolidated Financial Statements

                      SIMMONS FIRST NATIONAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1994, 1993, and 1992
                                                                                           Unrealized
                                                                                          Appreciation
                                                                                          on Available-
                                              Common                          Undivided      For-Sale
(Dollars in Thousands)                        Stock           Surplus          Profits    Securities, Net    Total
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991                   $    7,181      $    7,742     $   29,969     $              $   44,892

ADDITIONAL COMMON STOCK ISSUED 100%
   STOCK DIVIDEND (1,436,189 SHARES)              7,181                         (7,181)

NET INCOME                                                                       7,477                         7,477

CASH DIVIDENDS DECLARED
   ($.40 PER SHARE)                                                             (1,150)                       (1,150)
                                              ---------       ---------      ---------      ---------      ---------
BALANCE, DECEMBER 31, 1992                       14,362           7,742         29,115             --         51,219

SALE OF ADDITIONAL STOCK
   (805,000 shares at $22 per share)              4,025          12,085                                       16,110

NET INCOME                                                                       9,396                         9,396

CASH DIVIDENDS DECLARED
   ($.40 PER SHARE)                                                             (1,390)                       (1,390)
                                              ---------       ---------      ---------      ---------      ---------
BALANCE, DECEMBER 31, 1993                       18,387          19,827         37,121             --         75,335

ADOPTION OF FAS 115, NET OF
  INCOME TAXES OF $487 (Note 18)                                                                  946            946

NET INCOME                                                                       9,860                         9,860

CASH DIVIDENDS DECLARED
   ($0.47 per share)                                                            (1,728)                       (1,728)

CHANGE IN UNREALIZED APPRECIATION
   ON AVAILABLE-FOR-SALE SECURITIES,
   NET OF INCOME TAX CREDIT OF $367                                                              (713)          (713)
                                              ---------       ---------      ---------      ---------      ---------
BALANCE, DECEMBER 31, 1994                   $   18,387      $   19,827     $   45,253     $      233     $   83,700
                                              =========       =========      =========      =========      =========

See Notes to Consolidated Financial Statements

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

          Material estimates that are particularly susceptible to significant change relate to the determination of the Allowance for Loan Losses and the valuation of foreclosed assets. In connection with the determination of the Allowance for Loan Losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.

          Management believes that the Allowance for Loan Losses and the valuation of foreclosed assets are adequate. While management uses available information to recognize losses on loans and the valuation of foreclosed assets, future losses may be accruable, based on changes in economic conditions, particularly in Arkansas. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' Allowance for Loan Losses and valuation of foreclosed assets. Such agencies may require the Bank to recognize additional losses, based on their judgment of information available to them at the time of their examination.

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

CASH EQUIVALENTS

          The Company considers all amounts due from banks and federal funds sold as cash equivalents. The banking subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank, based on a percentage of deposits. The average amounts of those reserve balances for the years ended December 31, 1994 and 1993, were $4,402,000 and $6,312,000, respective-
ly. The Federal Reserve requirement on transaction account reserves was ten percent during 1994. Generally, federal funds are purchased and sold for varying periods up to thirty days. These securities are purchased from other financial institutions and are held in the name of Simmons First National Bank at the Federal Reserve Bank until maturity of the agreement.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

          Trading securities, which include any security held primarily for near-term sale, are carried at fair value. Gains and losses on trading securities, both realized and unrealized, are included in other income.

          Available-for-sale securities, which include any security for which the banking subsidiaries have no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

          Held-to-maturity securities, which include any security for which the banking subsidiaries have the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

          Interest and dividends on investments in debt and equity securities are included in income when earned.

MORTGAGE LOANS HELD FOR SALE

          Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an individual loan basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

ALLOWANCE FOR LOAN LOSSES

          The Allowance for Loan Losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses, based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General reserves have been established, based upon the aforementioned factors, and allocated to the individual loan categories. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

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

EXCESS COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED

          Unamortized costs of purchased subsidiaries, in excess of the estimated fair value of underlying net tangible assets acquired, aggregated $940,000 (originally $2,646,000) at December 31, 1994, and are being amortized over a 20-year period, using the straight-line method. Unamortized costs allocated to the future earnings potential of acquired deposits were $36,000 (originally $730,000) at December 31, 1994, and are being amortized over ten years, using the straight-line method. Amortization expense was $156,000 for 1994, and $192,000 for 1993 and 1992.

          The amount paid in 1990 to the Resolution Trust Corporation of $1,994,000, to purchase four of the branch operations of First American Savings Bank of Fort Smith, Arkansas, has been allocated, in part, to the future earnings potential of acquired deposits (originally $1,360,000), which will be amortized over ten years, using the straight-line method.
Unamortized costs at December 31, 1994, were $807,000. The remaining intangible (originally $634,000) will be amortized over fifteen years, using the straight-line method. Unamortized costs at December 31, 1994, were $347,000. Amortization for the periods ended December 31, 1994, 1993 and 1992, was $199,000, $205,000 and $210,000, respectively.

          The amount paid to the Resolution Trust Corporation of $684,000, to purchase three of the branch operations of First Savings Bank of Arkansas and one branch of Home Federal Savings Association, has been allocated, in part, to the future earnings potential of acquired deposits (approximately $336,000), which will be amortized over ten years, using the straight-line method. The remaining intangible asset (originally $348,000) will be amortized over fifteen years, using the straight-line method. Amortization for the periods ended December 31, 1994, 1993 and 1992, was $73,000, $71,000 and $76,000, respectively.

FEE INCOME

          Periodic bank card fees, net of direct origination costs, are recognized as revenue on a straight-line basis, over the period the fee entitles the cardholder to use the card. Other loan fees, net of direct origination costs, are recognized as revenue on a yield basis over the term of the loans.

INCOME TAXES

          Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets, if it is more likely than not that a deferred tax asset will not be realized.

EARNINGS PER COMMON SHARE

          Earnings per common share are based on the weighted average number of common shares outstanding during each year. Common share equivalents, in the form of employee stock options, were not dilutive. On April 13, 1992, the Board of Directors of the Company declared a 100% stock dividend. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively, to reflect the effects of the stock dividend on a consistent basis. Weighted average shares outstanding were 3,677,378, 3,378,200 and 2,872,378 for 1994, 1993 and 1992,
respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

          Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth in Note 15 to the consolidated financial statements. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial
instruments, and other factors.   These estimates are subjective in nature
and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

NOTE 2:  INVESTMENT SECURITIES

            The amortized cost and fair value of investments in debt securities that are classified as Held-to-Maturity and Available-for-Sale are as follows:

                                         December 31, 1994                                        December 30, 1993
                          ---------------------------------------------------  ---------------------------------------------------
                                         Gross         Gross      Estimated                    Gross         Gross      Estimated
(Dollars in                Amortized   unrealized    unrealized     Fair        Amortized    unrealized    unrealized      Fair
 Thousands)                  cost        gains        (losses)      value         cost          gains       (losses)       value
----------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury             $   74,544   $     349    $  (1,479)   $   73,414     $ 132,778     $   5,599    $     (33)   $  138,344
U.S. Government
 agencies                     13,375          32         (289)       13,118        13,215           546          (28)       13,733
Mortgage-backed
 securities                    3,551           6         (244)        3,313         1,008            24          (10)        1,022
State and political
 subdivisions                 50,904         577       (1,962)       49,519        49,438         2,680          (52)       52,066
Other securities                  --          --           --            --         2,187           365           (1)        2,551
                           ---------    --------     --------     ---------      --------      --------     --------     ---------
                          $  142,374   $     964    $  (3,974)   $  139,364     $ 198,626     $   9,214    $    (124)   $  207,716
                           =========    ========     ========     =========      ========      ========     ========     =========

Available-for-Sale

U.S. Treasury             $   25,701   $      96    $    (202)   $   25,595
U.S. Government
  agencies                     1,002           3           --         1,005
Other securities               2,554         457           (1)        3,010
                           ---------    --------     --------     ---------
                          $   29,257   $     556    $    (203)   $   29,610
                           =========    ========     ========     =========

          Maturities of investment securities at December 31, 1994, are as follows:

                                                  Held-to-Maturity                Available-for-Sale
                                              Amortized          Fair           Amortized          Fair
(Dollars in Thousands)                          Cost             Value            Cost             Value
------------------------------------------------------------------------------------------------------------
One year or less                             $   23,759       $   23,516       $    6,501        $   6,568
After one through five years                     72,685           71,401           20,202           20,032
After five through ten years                     37,231           35,693               --               --
After ten years                                   5,148            5,441               --               --
Mortgage-backed and other securities
  not due on a single maturity date               3,551            3,313            2,554            3,010
                                              ---------        ---------        ---------         --------
                                             $  142,374       $  139,364       $   29,257        $  29,610
                                              =========        =========        =========         ========

          The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $70,981,000 at December 31, 1994, and $74,492,000 at December 31, 1993. The approximate fair value of pledged securities amounted to $70,217,000 at December 31, 1994, and $79,588,000 at December 31, 1993.

          The book value of securities sold under agreement to repurchase amounted to $196,000 and $152,000 for December 31, 1994 and December 31, 1993, respectively.

          The net change in unrealized loss on trading securities was $4,000 for 1994.

          During 1994 and 1993, there were no securities sold. The gross realized gains of $143,000 and $134,000, and gross realized losses of $3,000 and $4,000, respectively, shown in the table below were the result of called bonds.

                                          December 31,      December 31,
(Dollars in Thousands)                       1994              1993
--------------------------------------------------------------------------
Proceeds from sales                      $         --      $         --
                                          -----------       -----------
Gross gains                                       134      $        143
Gross losses                                        4                 3
                                          -----------       -----------
Securities gains (losses)                $        130      $        140
                                          ===========       ===========

          Approximately 14 percent of the state and political subdivision debt obligations are rated A or above. Of the remaining securities, most are nonrated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:  ACQUISITIONS

          On November 15, 1994, the Company entered into a definitive agreement to merge Dumas Bancshares, Inc. (DBI) of Dumas, Arkansas, into Simmons First National Corporation (SFNC) in a transaction valued at $5,000,000. Stockholders of DBI will be given certain limited options to choose between SFNC stock and cash as consideration in the transaction. The transaction is expected to close during the first half of 1995.

          DBI owns Dumas State Bank, Dumas, Arkansas, and First State Bank, Gould, Arkansas, with consolidated assets at September 30, 1994, of approximately $43 million. First State Bank, which has branches in Grady and Star City, Arkansas, in addition to its primary location in Gould, Arkansas, will be merged into Simmons First National Bank, the Company's lead bank, and Dumas State Bank will continue its operations as a subsidiary of the Company.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

          The various categories are summarized as follows:

(Dollars in Thousands)                                    1994            1993
------------------------------------------------------------------------------------
Loans:
     Consumer:
           Credit card                                  $  164,501      $  168,673
           Student loan                                     62,836          65,379
           Other consumer                                   40,739          36,763
     Real estate:
           Construction                                      6,232           6,281
           Single family residential                        43,629          36,651
           Other commercial                                 44,141          37,853
     Commercial:
           Commercial                                       29,047          20,007
           Agricultural                                     16,048          16,088
           Financial institutions                            6,681           3,087
     Other                                                   5,122           3,998
                                                         ---------       ---------
           Total loans before unearned discount
             and allowances for loan losses                418,976         394,780
     Unearned discount                                        (584)           (354)
     Allowance for Loan Losses                              (7,790)         (7,430)
                                                         ---------       ---------
           Net loans                                    $  410,602      $  386,996
                                                         =========       =========

(Dollars in Thousands)                                       1994            1993           1992
------------------------------------------------------------------------------------------------------
Allowance for Loan Losses:
     Balance, beginning of year                          $    7,430       $   5,748      $    5,302
     Additions:
       Provision charged to expense                           2,050           3,006           3,741
                                                          ---------        --------       ---------
                                                              9,480           8,754           9,043
     Deductions:
       Losses charged to reserve, net of recoveries of
           $420,000 for 1994, $727,000 for 1993,
           and $375,000 for 1992                              1,690           1,324           3,295
                                                          ---------        --------       ---------
     Balance, end of year                                $    7,790       $   7,430      $    5,748
                                                          =========        ========       =========

     Loans on which the accrual of interest has been discontinued aggregated $2,052,000 and $2,813,000, at December 31, 1994 and 1993, respectively. If interest on those loans had been accrued, such income would have approximated $269,000 and $347,000 for 1994 and 1993, respectively.

NOTE 5:  FORECLOSED ASSETS HELD FOR SALE

     At December 31, 1994 and 1993, foreclosed assets held for sale included $81,000 and $363,000, respectively, in loans which were considered in-substance foreclosed.

     Transactions in the allowance for losses on foreclosed assets were as follows:

(Dollars in Thousands)                                1994             1993
--------------------------------------------------------------------------------
Balance, beginning of year                        $       166      $        175
 Provisions charged to expense                            151                71
 Selling expenses incurred on foreclosed
  assets sold                                            (220)              (80)
                                                   ----------       -----------
Balance, end of year                              $        97      $        166
                                                   ==========       ===========

NOTE 6:  PREMISES AND EQUIPMENT

          Major classifications of premises and equipment, stated at cost, are as follows:

                                                                                          Estimated
(Dollars in Thousands)                                     1994            1993          Useful Lives
--------------------------------------------------------------------------------------------------------
Land                                                   $     2,023     $     1,976
Buildings and improvements                                  12,694          10,872        10-50 years
Leasehold improvements                                       1,545           1,519         5-20 years
Equipment                                                   12,357          11,657         3-10 years
                                                        ----------      ----------
                                                            28,619          26,024
Accumulated depreciation                                    16,504          15,804
                                                        ----------      ----------
            Net premises and equipment                 $    12,115     $    10,220
                                                        ==========      ==========

NOTE 7:  TIME DEPOSITS

          Time deposits included approximately $55,222,000 and $61,353,000 of certificates of deposit of $100,000 or more, at December 31, 1994 and 1993, respectively.

          Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 8:  INCOME TAXES

          The provision for income taxes is comprised of the following components:

(Dollars in Thousands)                         1994            1993             1992
------------------------------------------------------------------------------------------
Income taxes currently payable             $     3,718     $     4,246      $     3,395
Deferred income taxes                               63            (780)            (488)
                                            ----------      ----------       ----------
Provision for income taxes                 $     3,781     $     3,466      $     2,907
                                            ==========      ==========       ==========

          Deferred income taxes related to the change in unrealized appreciation on available-for-sale securities, shown in stockholders' equity, was $120,000 for 1994.

          The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

(Dollars in Thousands)                         1994           1993
-----------------------------------------------------------------------
Deferred tax assets:
    Allowance for loan losses               $    2,744     $    2,929
    Valuation of foreclosed
      assets                                       281            470
    Deferred compensation payable                  373            342
    Deferred loan fee income                       773            980
    Other                                          645            706
                                             ---------      ---------
                                                 4,816          5,427
                                             ---------      ---------
Deferred tax liabilities:
    Accumulated depreciation                      (405)          (389)
    Available-for-sale securities                 (120)            --
                                             ---------      ---------
                                                  (525)          (389)
                                             ---------      ---------
Net deferred tax asset before
    valuation allowance                          4,291          5,038
                                             ---------      ---------
Valuation allowance:
    Beginning balance                             (564)          (466)
    Change during period                           564            (98)
                                             ---------      ---------
    Ending balance                                  --           (564)
                                             ---------      ---------
Net deferred tax assets included in
    other assets on balance sheets          $    4,291     $    4,474
                                             =========      =========

    The valuation allowance relates to the benefits of state income tax carry-forwards included in deferred tax assets.

    A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(Dollars in Thousands)                          1994             1993            1992
-------------------------------------------------------------------------------------------
Computed at the statutory rate (34%)         $    4,637       $    4,373      $    3,530

Increase (decrease) resulting from:
    Tax exempt income                              (985)            (913)           (745)
    Amortization of intangible assets                82               94              97
    Other differences, net                           47              (88)             25
                                              ---------        ---------       ---------
Actual tax provision                         $    3,781       $    3,466      $    2,907
                                              =========        =========       =========

NOTE 9:  LONG-TERM DEBT AND CAPITAL NOTES

    Long-term debt and capital notes at December 31, 1994 and 1993, consisted of the following components:

(Dollars in Thousands)                   1994             1993
--------------------------------------------------------------------
Capital notes                         $   11,000      $   11,000

Other debt                                 1,144           1,178
                                       ---------       ---------
          Total long-term debt        $   12,144      $   12,178
                                       =========       =========

          Capital notes of Simmons First National Corporation are due June 30, 1997, with interest payable quarterly and rates adjusted quarterly to the then prime rate offered by Chase Manhattan in New York, which was adjusted at December 31, 1994, to 7.75%.

          Other debt consists of a mortgage note payable to Mutual Benefit Life Insurance Corporation, secured by land and building with a book value of $2,021,000, payable in equal monthly installments of $12,000, including interest at approximately 9.75% per annum. Final payment is due August, 2008.


          Aggregate annual maturities of long-term debt at December 31, 1994 are:

                                       (Dollars in
                    Year                Thousands)
                 ------------------------------------
                   1995               $         37
                   1996                         41
                   1997                     11,045
                   1998                         49
                   1999                         55
                   Thereafter                  917
                                       -----------
                                      $     12,144
                                       ===========

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

          On May 12, 1993, the Company issued and sold 700,000 shares of Class A Common Stock. And on June 10, 1993, the Company issued and sold an additional 105,000 shares. The net proceeds to the Company stockholders' equity after expenses was $16.1 million.

NOTE 11:  TRANSACTIONS WITH RELATED PARTIES

          At December 31, 1994 and 1993, the subsidiary banks had loans outstanding to executive officers, directors, and to companies in which the banks' executive officers or directors were principal owners, in the amount of $3,643,000 in 1994, and $4,687,000 in 1993.

(Dollars in Thousands)
------------------------------------------------------
Balance - December 31, 1993           $        4,687
New loans                                      1,832
Repayments                                    (2,876)
                                       -------------
Balance - December 31, 1994           $        3,643
                                       =============

          In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than the normal risk of collectibility or present other unfavorable features.

NOTE 12: EMPLOYEE BENEFIT PLANS

          In October, 1990, the Board of Directors approved the adoption of a 401(k) retirement plan, effective January 1, 1991, covering substantially all employees. Employees may contribute up to 12% of their compensation, with the Company and its subsidiaries matching 25% of the employees' contribution on the first 5% of the employee's compensation. The charges to income for this contribution in 1994, 1993 and 1992 were $125,000, $106,000 and $94,000, respectively.

          The Company and its subsidiaries have a discretionary profit sharing and employee stock ownership plan covering all employees. The charges to income for the plan were $600,000 for 1994, $550,000 for 1993, and $485,000 for 1992.

          On May 14, 1990, the Board of Directors adopted an incentive and nonqualified stock option plan. Pursuant to the plan, an aggregate of 140,000 shares were reserved for future issuance by the Company, upon exercise of stock options to be granted to officers and other key employees.

          The table below summarizes the transactions under the Company's stock option plan:

                                                              -----Shares-----
                                                                             Under
                                                          Available          Option
          -------------------------------------------------------------------------------
          Balance, December 31, 1992                          77,000             63,000
            Options granted in 1993                               --                 --
                                                          ----------        -----------
          Balance, December 31, 1993                          77,000             63,000
            Options granted November 28, 1994
             ($23.3750 per share)                             (6,000)             6,000
                                                          ----------        -----------
          Balance, December 31, 1994                          71,000             69,000
                                                          ==========        ===========
          Options exercisable at December 31, 1994                               42,600
                                                                            ===========

          Also, Simmons First National Bank and Simmons First Bank Jonesboro have deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $128,000 for 1994, $187,000 for 1993 and $120,000 for 1992. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8% discount factor.


NOTE 13:  ADDITIONAL CASH FLOW INFORMATION FOR 1994, 1993 AND 1992

(Dollars in Thousands)                                          1994            1993          1992
------------------------------------------------------------------------------------------------------
Non-Cash Investing Activities:
     Sale and financing of foreclosed assets
        held for sale                                        $    148       $    292       $  1,990

     Real estate acquired in settlement of debt                    80          1,230          1,353

Additional Cash Payment Information:

          Interest paid                                        16,191         16,319         20,452

          Income taxes paid                                     4,530          3,968          3,145

NOTE 14:  OTHER OPERATING EXPENSE

  Other non-interest expense consists of the following:

(Dollars in Thousands)                   1994            1993             1992
---------------------------------------------------------------------------------
Professional services                 $   1,634       $   1,530       $   1,542
Postage                                   1,234           1,267           1,365
Telephone                                   771             783             798
Credit card expense                       1,458           1,163           1,083
Operating supplies                          695             954           1,810
FDIC insurance                            1,307           1,293           1,066
Miscellaneous expenses                    5,564           5,870           5,327
                                       --------        --------        --------
                                      $  12,663       $  12,860       $  12,991
                                       ========        ========        ========

NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS

     The carrying amount for cash and cash equivalents approximates fair value.

INVESTMENTS

     For securities held as investments and in trading accounts, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated, using quoted market prices for similar securities. The carrying amount for available-for-sale and trading securities approximates fair value. The carrying amount of accrued interest receivable approximates its fair value.

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

FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE, AND OTHER BORROWINGS

     The carrying amount for federal funds purchased, securities sold under agreement to repurchase, and other borrowings is a reasonable estimate of fair value.

LONG-TERM DEBT AND CAPITAL NOTES PAYABLE

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

COMMITMENTS TO EXTEND CREDIT, LETTERS OF CREDIT AND LINES OF CREDIT

     The fair value of commitments is estimated, using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

     The following table represents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows. This method involves significant judgments by management considering the uncertainties of economic conditions and other factors inherent in the risk management of financial instruments. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                                          December 31, 1994                December 31, 1993
                                                      Carrying            Fair          Carrying           Fair
(Dollars in Thousands)                                 Amount            Value           Amount           Value
-------------------------------------------------------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents                       $   74,002       $   74,002       $   49,090       $   49,090
     Held-to-maturity securities                        142,374          139,364          198,626          207,716
     Available-for-sale securities                       29,610           29,610               --               --
     Trading account securities                           2,734            2,734            3,759            3,759
     Mortgage loans held for sale                         8,720            8,720           47,775           47,903
     Interest receivable                                  6,289            6,289            5,829            5,829
     Loans, net of unearned discounts and
          allowance for loan losses                     410,602          411,582          386,996          389,915

Financial liabilities:
     Non-interest-bearing transaction accounts          109,564          109,564          135,468          135,468
     Interest-bearing transaction accounts and
          savings deposits                              228,649          228,649          224,730          224,730
     Time deposits                                      245,325          238,571          250,157          252,738
     Federal funds purchased and securities
          sold under agreement to repurchase             23,931           23,931           26,347           26,347
     Short-term debt                                      1,621            1,621            5,013            5,013
     Capital notes                                       11,000           11,000           11,000           11,000
     Long-term debt                                       1,144            1,244            1,178            1,490
     Interest payable                                     1,718            1,718            9,532            9,532

Unrecognized financial instruments:
     Letters of credit                                       --               --               --               --
     Lines of credit                                         --               --               --               --

     The fair value of commitments to extend credit and forward commitments to sell mortgage loans do not differ materially from the notional or principal amounts.

NOTE 16:  COMMITMENTS AND CREDIT RISK

     The three subsidiary banks grant agri-business, credit card, commercial, and residential loans to customers throughout the state. Although the banks have a diversified loan portfolio, unsecured debt in the form of credit card receivables comprised approximately 39.3% and 42.8% of the portfolio, as of December 31, 1994 and 1993, respectively.

     Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.

     At December 31, 1994 and 1993, the Company had outstanding commitments to originate loans aggregating approximately $47,733,000 and $48,238,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $16,519,000 and $12,025,000 at December 31, 1994 and 1993, respectively, with the remainder at floating interest rates.

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

     The Company had total outstanding letters of credit amounting to $918,000 and $820,000 at December 31, 1994 and 1993, respectively, with terms ranging from 95 days to one year.

     Lines of credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate. Management uses the same credit policies in granting lines of credit as it does for balance sheet instruments.

     At December 31, 1994, the Company had granted unused lines of credit to borrowers, aggregating approximately $4,568,000 and $143,563,000 for commercial lines and open-end consumer lines. At December 31, 1993, unused lines of credit aggregated approximately $3,615,000 for commercial lines and $132,140,000 for open-end consumer lines.

     Mortgage loans in the process of origination represent amounts which the subsidiary bank plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specific future date. The subsidiary bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.

     At December 31, 1994 and 1993, mortgage loans in process amounted to $11,748,000 and $54,733,000 and mortgage loans held for sale amounted to $8,720,000 and $47,775,000, respectively. Related forward commitments to sell mortgage loans during the same time frame amounted to $19,582,000 and $88,815,000, respectively.

     Mortgage loans serviced for others totaled $1,228,311,000 and $1,395,424,000 at December 31, 1994 and 1993, respectively, of which mortgage-backed securities serviced totaled $1,027,855,000 and $1,123,747,000 at
December 31, 1994 and 1993, respectively.   At December 31, 1994, Simmons
First National Bank serviced approximately $156,650,000 in Veterans Administration loans, subject to certain recourse provisions. A reserve of $210,000 has been established for potential loss obligations, based on management's evaluation of historical losses, as well as prevailing and anticipated economic conditions, giving consideration for specific reserves. Such reserve is included in other liabilities.

     Below are the transactions in that reserve:

(Dollars in Thousands)                         1994          1993          1992
-----------------------------------------------------------------------------------
Balance, beginning of year                  $     310     $     556     $     695
Additions:
     Provision charged to expense                  --            --           105

Deductions:
     Losses charged to reserve                    (100)         (246)         (244)
                                             ---------     ---------     ---------
Balance, end of year                        $      210    $      310    $      556
                                             =========     =========     =========

NOTE 17:  LEASES

     At December 31, 1994, 1993, and 1992, there were obligations under a number of long-term land and office operating leases, which required minimum annual rentals, aggregating approximately $553,000 for 1994, $589,000 for 1993, and $580,000 for 1992. The leases extend for varying periods, up to the year 2057.

     Minimum annual rentals under these non-cancelable leases at December 31, 1994, are as follows:

                               Year
                  -----------------------------------------------------------
                   1995-1999 (each year)                     $     510,185
                   2000-2004 (five year aggregate)               1,063,100
                   2005-2009 (five year aggregate)                 759,157
                   2010-2014 (five year aggregate)                 696,757
                   2015 and thereafter (aggregate)           $   3,321,319

          The corporate subsidiaries are obligated under equipment leases on a month-to-month basis, which are expected to be renewed and had aggregate annual rentals of approximately $150,000 in 1994, $166,000 in 1993, and $242,000 in 1992. The subsidiaries are also obligated on one-year leases for office and storage space, having aggregate annual rentals of approximately $240,000 in 1994, $63,000 in 1993, and $113,000 in 1992.

NOTE 18: CHANGE IN ACCOUNTING PRINCIPLE

          As of January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." FAS No. 115 requires the classification of securities into one of three categories: Trading, Available-for-sale, or Held-to-maturity. The adoption of FAS No. 115 resulted in a net increase in stockholders' equity of approximately $946,000.

NOTE 19:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE

          The Financial Accounting Standards Board recently adopted Financial Accounting Standards Board Statement No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan", which requires that impaired loans be measured, based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This Statement applies to financial statements for fiscal year 1995. The adoption of FAS 114 is not expected to have a significant impact on the Company's consolidated financial statements.

NOTE 20:  CONTINGENT LIABILITIES

          The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 21:  UNDIVIDED PROFITS

          The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of the current year earnings. At December 31, 1994, the bank subsidiaries had approximately $13,000,000 in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies. The most restrictive regulatory capital requirements at December 31, 1994 and 1993, were $35,322,000 and $35,392,000, respectively.

          The risk-based capital guidelines of the Federal Reserve Board required a minimum risk-adjusted ratio for total capital of 8% by the end of 1992. The Federal Reserve Board has further refined its guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution is one that has at least a 10% "total risk-based capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 5% "Tier 1 leverage capital" ratio. At December 31, 1994, each of the three subsidiary banks met the capital standards for a well-capitalized institution. The Company's risk-based capital ratio at December 31, 1994, was 21.56%.

NOTE 22:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                          DECEMBER 31, 1994 and 1993
(Dollars in Thousands)                                  1994            1993
------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                         $   28,053      $      2,344
   Investment in wholly-owned subsidiaries               63,134            56,579
   Excess cost over fair value of
       net assets acquired                                  940             1,041
   Investment securities                                     --            24,501
   Fixed assets                                           2,774             2,948
   Other assets                                           1,068             1,607
                                                      ---------       -----------
           Total Assets                              $   95,969      $     89,020
                                                      =========       ===========
LIABILITIES
   Borrowed funds                                    $   12,144      $     12,178
   Other liabilities                                        125             1,507
                                                      ---------       -----------
           Total Liabilities                         $   12,269      $     13,685
                                                      ---------       -----------
STOCKHOLDERS' EQUITY
   Common stock stated value                             18,387             18,387
   Capital surplus                                       19,827             19,827
   Unrealized appreciation on available for
     sale securities, net of income taxes
     of $120,000                                            233                --
   Retained earnings                                     45,253            37,121
                                                      ---------       -----------
           Total Stockholders' Equity                    83,700            75,335
                                                      ---------       -----------
             Total Liabilities and
               Stockholders' Equity                  $   95,969      $     89,020
                                                      =========       ===========

                        CONDENSED STATEMENTS OF INCOME
              YEARS ENDED DECEMBER 31, 1994, 1993, and 1992
(Dollars in Thousands)                                  1994             1993           1992
--------------------------------------------------------------------------------------------------
INCOME
   Dividends from subsidiaries                        $    3,659      $     5,101    $     4,044
   Other income                                            1,702            3,269            729
                                                       ---------       ----------     ----------
                                                           5,361            8,370          4,773
EXPENSES                                                   1,943            3,885          1,578
                                                       ---------       ----------     ----------
INCOME BEFORE INCOME TAX AND EQUITY IN
 UNDISTRIBUTED NET INCOME OF SUBSIDIARIES                  3,418            4,485          3,195
APPLICABLE INCOME TAX CREDIT                                (162)            (167)          (230)
                                                       ---------       ----------     ----------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
   NET INCOME OF SUBSIDIARIES                              3,580            4,652          3,425
EQUITY IN UNDISTRIBUTED NET INCOME
 OF SUBSIDIARIES                                           6,280            4,744          4,052
                                                       ---------       ----------     ----------
NET INCOME                                            $    9,860      $     9,396    $     7,477
                                                       =========       ==========     ==========

                       CONDENSED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1994, 1993, and 1992
(Dollars in Thousands, except per share data)                            1994            1993          1992
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $    9,860      $     9,396    $     7,477
   Items not requiring (providing) cash:
       Depreciation and amortization                                        280              588            290
       Accretion                                                           (346)            (306)            (1)
       Deferred income taxes                                                 73             (105)           (78)
       Equity in undistributed net income of bank subsidiaries           (6,280)          (4,744)        (4,052)
       Gain on sale of premises and equipment                                 9
   Changes in:
       Accounts receivable                                                  539              327           (778)
       Accounts payable and accrued expenses                             (2,611)            (400)           389
       Income taxes payable                                               1,155               (3)            65
                                                                      ---------       ----------     ----------
           Net cash provided by operating activities                      2,679            4,753          3,312
                                                                      ---------       ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (originations) collections of loans                                   --            3,750         (1,500)
   Purchase of premises and equipment                                      (182)            (268)           (31)
   Gain from sale of fixed assets                                           168             (296)            --
   Proceeds from maturities of investment securities                     24,806              781             --
   Purchase of investment securities                                         --          (24,605)            --
                                                                      ---------       ----------     ----------
           Net cash provided by (used in) investing activities           24,792          (20,638)        (1,531)
                                                                      ---------       ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal reduction on long-term debt                                    (34)             (30)           (27)
   Dividends paid                                                        (1,728)          (1,390)        (1,150)
   Proceeds from sale of additional stock                                    --           16,110
                                                                      ---------       ----------     ----------
           Net cash provided by (used in) financing activities           (1,762)          14,690         (1,177)
                                                                      ---------       ----------     ----------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       25,709           (1,195)           604

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              2,344            3,539          2,935
                                                                      ---------       ----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $   28,053      $     2,344    $     3,539
                                                                      =========       ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   No items are reportable hereunder.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 1995, to be filed pursuant to Regulation 14A.

ITEM 11.   EXECUTIVE COMPENSATION

   Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 1995, to be filed pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 1995, to be filed pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 1995, to be filed pursuant to Regulation 14A.

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

(b)  Reports on Form 8-K

   A Form 8-K, dated November 15, 1994, pertaining to the merger agreement between the Company and Dumas Bancshares, Inc., Dumas, Arkansas, was filed during the fourth quarter of 1994.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  /s/ John L. Rush          March 27, 1995
                                  ----------------------------------------
                                  John L. Rush, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1995.

             Signature            Title
            ----------            -----

/s/ W. E. Ayres            Chairman and Director
------------------------
W. E. Ayres

/s/ J. Thomas May          President, Chief Executive
------------------------   Officer and Director
J. Thomas May

/s/ Barry L. Crow          Executive Vice President and Chief Financial
------------------------   Officer (Principal Financial and Accounting Officer)
Barry L. Crow

/s/ Ben V. Floriani        Director
------------------------
Ben V. Floriani

/s/ C. Ramon Greenwood     Director
-------------------------
C. Ramon Greenwood

/s/ Paul M. Henson         Director
-------------------------
Paul M. Henson

/s/ David R. Perdue        Director
-------------------------
David R. Perdue

/s/ Adam B. Robinson       Director
------------------------
Adam B. Robinson

/s/ Harry L. Ryburn        Director
------------------------
Harry L. Ryburn

/s/ Donald W. Stone        Director
-------------------------
Donald W. Stone