Form 10-K/A
period 1994-12-31
SIMMONS FIRST NATIONAL CORP
filed 1995-04-24
CIK 90498

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM 10-K
(Mark One)
[ ] Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934 (Fee Required) For the fiscal year ended: December 31, 1994
                                 OR
[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

                                                       Name of Each Exchange
Title of Each Class                                     on Which Registered
- -----------------------------------------------------------------------------
     None                                                    None

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

The purpose of this amendment is to include the Financial Data Scheduler, exhibit 27 for this filing.


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