Form 10-Q
period 1995-03-31
SIMMONS FIRST NATIONAL CORP
filed 1995-05-11
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION
                    ----------------------------------

                            Financial Statements
                            --------------------

                                 (Form 10-Q)
                                 -----------

                                March 31, 1995
                                --------------

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  Form 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995            Commission File Number 06253
                  --------------                                   -----

                     SIMMONS FIRST NATIONAL CORPORATION
- ----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


   Arkansas                                                 71-0407808
- ----------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


  501 Main Street                Pine Bluff, Arkansas              71601
- ----------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      501-541-1350
                                                   -------------------

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
               Class B, Common                   None


                       SIMMONS FIRST NATIONAL CORPORATION

                                    INDEX

Part I:    Summarized Financial Information

           Consolidated Balance Sheets --
             March 31, 1995 and December 31, 1994                         3-4

           Consolidated Statements of Income --
             Three months ended
               March 31, 1995 and 1994                                      5

           Consolidated Statements of Cash Flows --
             Three months ended March 31, 1995 and 1994                     6

           Consolidated Statement of Changes in Stockholders'
             Equity -- Three months ended
               March 31, 1995 and 1994                                      7

           Notes to Consolidated Financial Statements                    8-16

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        17-18

           Review by Independent Certified Public Accountants              19


                                   Part I
                                   ------

A.       Summarized Financial Information

                     SIMMONS FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1995 AND DECEMBER 31, 1994

                                   ASSETS
                                   ------
                                                        March 31,       December 31,
(Dollars in Thousands)                                    1995             1994
- ------------------------------------------------------------------------------------
                                                      (Unaudited)
Cash and due from banks                               $    27,043       $    33,476
Interest-bearing balances due from banks                       56               101
Federal funds sold and securities purchased
 under agreements to resell                                31,200            40,425
                                                       ----------        ----------
      Cash and cash equivalents                            58,299            74,002
Investment securities-taxable (Note 2)
   Held-to-maturity                                       101,693            91,470
   Available-for-sale                                      41,124            29,610
Investment securities-nontaxable
   Held-to-maturity                                        50,322            50,904
Mortgage loans held for delivery
   against commitments                                      8,277             8,720
Assets held in trading accounts                             1,074             2,734
Loans-non-taxable                                           2,011             2,021
Loans-taxable                                             403,725           416,371
   Allowance for loan losses (Note 3)                      (7,917)           (7,790)
                                                       ----------        ----------
      Net loans (Note 3)                                  397,819           410,602

Premises and equipment                                     12,897            12,115
Foreclosed assets held for sale, net                        1,551             1,730
Interest receivable                                         6,245             6,289
Cost of loan-servicing rights acquired                      3,747             3,825
Excess of cost over fair value of net assets
   acquired, at amortized cost                              2,374             2,392
Other assets                                               24,192            18,869
                                                       ----------        ----------
      Total Assets                                    $   709,614       $   713,262
                                                       ==========        ==========

The December 31, 1994 Consolidated Balance Sheet is as reported in the Corporation's 1994 Annual Report.

See Notes to Consolidated Financial Statements.

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
                                                       March 31,        December 31,
(Dollars in Thousands)                                   1995              1994
- ------------------------------------------------------------------------------------
                                                      (Unaudited)
Non-interest bearing transaction accounts             $   107,340       $   109,564
Interest bearing transaction and
   savings deposits                                       215,689           228,649
Time deposits (Note 9)                                    257,840           245,325
                                                       ----------        ----------
      Total Deposits                                      580,869           583,538

Federal funds purchased and securities
   sold under agreements to repurchase                     20,870            23,931
Other borrowed funds:
   Short-term debt                                            612             1,621
   Long-term debt                                           1,135             1,144
   Capital notes                                           11,000            11,000
Other liabilities                                           9,411             8,328
                                                       ----------        ----------
      Total Liabilities                                   623,897           629,562
                                                       ----------        ----------

STOCKHOLDERS' EQUITY

Capital stock
   Class A, common, par value $5 a share,
   authorized 10,000,000 shares;
   issued and outstanding 3,677,378                        18,387            18,387
Surplus                                                    19,827            19,827
Net unrealized gain (loss) on securities
available for sale                                            475               233
Undivided profits (Note 12)                                47,028            45,253
                                                       ----------        ----------
      Total Stockholders' Equity                      $    85,717       $    83,700
                                                       ----------        ----------
          Total Liabilities and
            Stockholders' Equity                      $   709,614       $   713,262
                                                       ==========        ==========

The December 31, 1994 Consolidated Balance Sheet is as reported in the Corporation's 1994 Annual Report.

See Notes to Consolidated Financial Statements.

                    SIMMONS FIRST NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                                                Three Months Ended
                                                                     March 31,
(Dollars in thousands, except per share figures)                1995          1994
- ---------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                    $    8,815    $    7,150
   Federal funds sold and securities
      purchased under agreements to resell                         370           231
   Investment securities - taxable
      Held to maturity                                           1,636         1,468
      Available for sale                                           674           738
   Investment securities - non-taxable
      Held to maturity                                             687           694
   Mortgage loans held for delivery
      against commitments                                          144           611
   Trading account                                                  10            32
   Other interest                                                   26            11
                                                             ---------     ---------
          TOTAL INTEREST INCOME                                 12,362        10,935
                                                             ---------     ---------
INTEREST EXPENSE
   Deposits
      Interest-bearing transaction accounts
          and savings deposits                                   1,349         1,217
      Time deposits                                              2,987         2,167
   Federal funds purchased and securities
          sold under agreements to repurchase                      348           214
   Other borrowed funds:
      Short-term debt                                               24            12
      Long-term debt                                                28            32
      Capital notes                                                231           161
                                                             ---------     ---------
          TOTAL INTEREST EXPENSE                                 4,967         3,803
                                                             ---------     ---------
NET INTEREST INCOME                                              7,395         7,132
   Provision for loan losses                                       449           525
                                                             ---------     ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                 6,946         6,607
                                                             ---------     ---------
NON-INTEREST INCOME
   Trust income                                                    418           455
   Service charges on deposit accounts                             599           548
   Other service charges and fees                                  200           237
   Income on sale of mortgage loans, net of commissions             92           210
   Income on investment banking, net of commissions                123           565
   Net realized gains on securities                                  1            19
   Credit card fees                                              2,399         2,464
   Loan servicing fees                                           1,386         1,985
   Other operating income                                          745           473
                                                             ---------     ---------
          TOTAL NON-INTEREST INCOME                              5,963         6,956
                                                             ---------     ---------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                5,223         5,282
   Net occupancy expense                                           532           480
   Equipment expense                                               509           511
   Loss on foreclosed assets                                       353           427
   Other operating expense                                       3,073         3,238
                                                             ---------     ---------
          TOTAL NON-INTEREST EXPENSE                             9,690         9,938
                                                             ---------     ---------
NET INCOME BEFORE INCOME TAXES                                   3,219         3,625
   Provision for income taxes (Note 8)                             966           999
                                                             ---------     ---------
NET INCOME                                                  $    2,253    $    2,626
                                                             =========     =========
EARNINGS PER COMMON SHARE                                   $     0.61    $     0.71
                                                             =========     =========
DIVIDENDS PER COMMON SHARE                                  $     0.13    $     0.10
                                                             =========     =========

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                                                     Three Months Ended
                                                                  March 31,         March 31,
(Dollars in Thousands)                                              1995              1994
- ------------------------------------------------------------------------------------------------
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                    $    2,253        $    2,626
   Items not requiring (providing) cash
      Depreciation and amortization                                     407               429
      Provision for loan losses                                         449               525
      Amortization of premiums and accretion of
       discounts on investment securities and mortgage-
       backed certificates                                              (34)              (72)
      Provision for foreclosed assets                                    40                53
      Net realized gain on securities                                    (1)              (28)
      Gain on sale of premises and equipment                             --                (4)
      Deferred income taxes                                            (127)              (31)

   Changes in:
      Accrued interest receivable                                        44                47
      Mortgage loans held for sale                                      443            12,845
      Other assets                                                    1,660                (7)
      Accounts payable and accrued expenses                          (5,191)            1,547
      Income taxes payable                                              818              (798)
      Trading accounts                                                  116             1,985
                                                                  ---------         ---------
          Net cash provided by operating activities                     877            19,117
                                                                  ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net collection of loans                                           12,371            21,844
   Purchase of premises and equipment                                (1,098)           (1,127)
   Proceeds from sale of fixed assets                                    --               405
   Proceeds from the sale of foreclosed assets                          102               578
   Proceeds from maturities of available-for-sale securities          2,500            10,137
   Purchases of available-for-sale securities                        (7,500)           (4,541)
   Proceeds from maturities of held-to-maturity securities           12,994             5,785
   Purchases of held-to-maturity securities                         (28,723)          (18,165)
                                                                  ---------         ---------
          Net cash provided by (used in) investing securities        (9,354)           14,916
                                                                  ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in transactions accounts
    savings deposits                                                (15,184)           (7,819)
   Net issuance (repayment) of certificates of deposit               12,515            (6,917)
   Repayments of other borrowings                                   (73,501)         (235,530)
   Proceeds from other borrowings                                    72,483           232,644
   Dividends paid                                                      (478)             (368)
   Net increase in federal funds purchased and
   Securities sold under agreements to repurchase                    (3,061)           (3,679)
                                                                  ---------         ---------
          Net cash provided by financing activities                  (7,226)          (21,669)
                                                                  ---------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (15,703)           12,364

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         74,002            49,090
                                                                  ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   58,299        $   61,454
                                                                  =========         =========

See Notes to Consolidated Financial Statements.

                    SIMMONS FIRST NATIONAL CORPORATION
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                                                                NET UNREALIZED
                                                                                 GAIN (LOSS)
                                                   COMMON                        SECURITIES        UNDIVIDED
(Dollars in Thousands except per share data)       STOCK          SURPLUS           AFS            PROFITS          TOTAL
- -----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                     $    18,387     $    19,827     $               $    37,121     $    75,335

Adoption of SFAS 115 "Accounting
for Certain Investments in Debt
and Equity Securities", January 1,
1994, net of income taxes of $487                                                      946                             946

Net income                                                                                           2,626           2,626

Cash dividend declared
($.10 per share)                                                                                      (368)           (368)

Change in unrealized appreciation
(depreciation) on available-for-sale
securities, net of income tax credit
of $133                                                                               (259)                           (259)
                                                ----------      ----------      ----------      ----------      ----------
Balance, March 31, 1994                             18,387          19,827             687          39,379          78,280


Net income                                                                                           7,234           7,234

Cash dividends declared
($0.37 per share)                                                                                   (1,360)         (1,360)

Change in unrealized appreciation
(depreciation) on available-for-sale
securities, net of income tax credit
of $234                                                                               (454)                           (454)
                                                ----------      ----------      ----------      ----------      ----------
Balance, December 31, 1994                          18,387          19,827             233          45,253          83,700

Net income                                                                                           2,253           2,253

Cash dividends declared
($0.13 per share)                                                                                     (478)           (478)

Change in unrealized appreciation
on available-for-sale securities,
net of income taxes of $150                                                            242                             242
                                                ----------      ----------      ----------      ----------      ----------
Balance, March 31, 1995                        $    18,387     $    19,827     $       475     $    47,028     $    85,717
                                                ==========      ==========      ==========      ==========      ==========

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

         The accounting policies followed in the presentation of interim financial results are presented on pages 25-27 of the 1994 Annual Report to shareholders.

NOTE 2:  INVESTMENT SECURITIES

         The amortized cost and fair value of investments in debt securities that are Held-to-Maturity and Available-For-Sale are as follows:

                                       March 31, 1995                                        December 31, 1994
                   -------------------------------------------------------------------------------------------------------------
                                     Gross          Gross                                    Gross          Gross
(Dollars in         Amortized     Unrealized     Unrealized       Fair        Amortized   Unrealized     Unrealized       Fair
  Thousands)          Cost           Gains        (Losses)        Value         Cost         Gains        (Losses)        Value
- --------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury      $    79,983   $     1,142    $     (800)   $   80,325    $    74,544   $       349   $    (1,479)  $    73,414
U.S. Government
  agencies              18,265           203          (163)       18,305         13,375            32          (289)       13,118
Mortgage-backed
  securities             3,445            13          (153)        3,305          3,551             6          (244)        3,313
State and political
  subdivisions          50,322           916          (959)       50,279         50,904           577        (1,962)       49,519
                    ----------    ----------     ---------     ---------     ----------    ----------    ----------    ----------
                   $   152,015   $     2,274    $   (2,075)   $  152,214    $   142,374   $       964   $    (3,974)  $   139,364
                    ==========    ==========     =========     =========     ==========    ==========    ==========    ==========

Available-For-Sale

U.S. Treasury      $    36,792   $       300    $      (67)   $   37,025         25,701            96          (202)  $    25,595
U.S. Government
  agencies               1,002            10            --         1,012          1,002             3            --         1,005
Other securities         2,584           503            --         3,087          2,554           457            (1)        3,010
                    ----------    ----------     ---------     ---------     ----------    ----------    ----------    ----------
                   $    40,378   $       813    $      (67)   $   41,124    $    29,257   $       556   $      (203)  $    29,610
                    ==========    ==========     =========     =========     ==========    ==========    ==========    ==========

Maturities of investment securities at March 31, 1995

                                                                Held-to-Maturity                  Available-for-Sale
                                                           Amortized           Fair           Amortized           Fair
(Dollars in Thousands)                                       Cost              Value            Cost              Value
- -------------------------------------------------------------------------------------------------------------------------
One year of less                                        $     36,224     $     36,137     $      19,400     $     19,517
After one through five years                                  69,883           70,201            18,394           18,520
After five through ten years                                  37,183           36,783                --               --
After ten years                                                5,280            5,788                --               --
Mortgage-backed securities not due
  on a single maturity date                                    3,445            3,305                --               --
Other securities                                                  --               --             2,584            3,087
                                                         -----------      -----------      ------------      -----------
                                                        $    152,015     $    152,214     $      40,378     $     41,124
                                                         ===========      ===========      ============      ===========

         The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $85,999,000 at March 31, 1995, and $70,981,000 at December 31, 1994. The approximate fair value of pledged securities amounted to $86,574,000 at March 31, 1995, and $70,217,000 at December 31, 1994.

          The book value of securities sold under agreements to repurchase amounted to $155,000 and $196,000 for March 31, 1995, and December 31, 1994, respectively.

          As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115. "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity.

          Management will determine the appropriate classification of debt securities at the time of purchase and re-evaluate the classifications periodically. Trading account securities are used to provide inventory for resale. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale.

          During the first quarter of 1995, there was no unrealized loss on trading securities.

          During the first three months of 1995 and 1994, there were no securities sold. The gross realized gains and losses shown in the table below were the result of called bonds.

                                                              March 31,       March 31,
(Dollars in Thousands)                                          1995              1994
- ------------------------------------------------------------------------------------------
Proceeds from sales                                         $         --      $         --
                                                             -----------       -----------
Gross gains                                                            1                28
Gross losses                                                          --                (9)
                                                             -----------       -----------
Securities gains (losses)                                   $          1      $         19
                                                             ===========       ===========

          Approximately 12 percent of the state and political subdivisions are rated A or above. Of the remaining securities, most are nonrated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The various categories are summarized as follows:

                                                                              March 31,                December 31,
(Dollars in Thousands)                                                           1995                      1994
- ----------------------------------------------------------------------------------------------------------------------
Loans:
   Consumer:
      Credit card                                                         $          148,267        $          164,501
      Student loan                                                                    63,220                    62,836
      Other consumer                                                                  42,683                    40,739
   Real estate:
      Construction                                                                     6,328                     6,232
      Single family residential                                                       44,384                    43,629
      Other commercial                                                                45,980                    44,141
   Commercial:
      Commercial                                                                      31,790                    29,047
      Agricultural                                                                    10,317                    16,048
      Financial institutions                                                          11,131                     6,681
   Other                                                                               2,498                     5,122
                                                                           -----------------         -----------------
      Total loans before unearned discount and
        allowances for loan losses                                                   406,598                   418,976
   Unearned discount                                                                    (862)                     (584)
                                                                           -----------------         -----------------
   Total loans after unearned discount and
          before reserves                                                            405,736                   418,392
   Allowance for loan losses                                                          (7,917)                   (7,790)
                                                                           -----------------         -----------------
      Net Loans                                                           $          397,819        $          410,602
                                                                           =================         =================

          During the first quarter of 1995, foreclosed assets held for sale decreased to $1,551,000 and are carried at the lower of cost or fair market value. Nonaccrual and other non-performing loans for the Corporation at March 31, 1995, were $2,744,000, bringing the total of non-performing assets to $4,295,000.

                                                                               March 31,                December 31,
(Dollars in Thousands)                                                           1995                      1994
- ----------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses:
   Balance, beginning of year                                             $            7,790        $            7,430
   Additions
      Provision charged to expense                                                       449                       525
                                                                           -----------------         -----------------
                                                                                       8,239                     7,955
   Deductions
      Losses charged to allowance, net of
        recoveries of $114 and $81 for
        the first three months of 1995 and 1994,
        respectively                                                                     322                       443
                                                                           -----------------         -----------------
   Balance, March 31                                                      $            7,917                     7,512
                                                                           =================
   Additions
      Provision charged to expense                                                                               1,525
                                                                                                     -----------------
                                                                                                                 9,037
   Deductions
      Losses charged to allowance,
        net of recoveries of $339
        for the last nine months of
        1994                                                                                                     1,247
                                                                                                     -----------------
Balance, end of year                                                                                $            7,790
                                                                                                     =================

         As of January 1, 1995, the Corporation adopted Statement of
Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. FAS 114 requires discounting expected future cash flows to measure impairment of certain loans, or, as a practical expedient, impairment measurements based on the loan's observable market price or the fair value of collateral if the loan is collateral dependent. The adoption of FAS 114 did not increase the 1995 loan loss provision.

          Total impaired loans at December 31, 1994, was $3,766,000. At that time, $587,000 of the allowance for loan losses related to those loans. All impaired loans had designated reserves for possible losses.

          At March 31, 1995, impaired loans totaled $3,462,000, all of which had reserves allocated. An allowance of $645,000 for possible losses related to those loans.

          Interest of $38,000 was recognized on average impaired loans of $3,527,000 as of March 31, 1995. No interest was recognized on impaired loans on a cash basis during the first quarter of 1995.

NOTE 4:   ACQUISITIONS

          On April 1, 1995, the acquisition of Dumas Bancshares, Inc. (DBI) was completed and DBI was merged into Simmons First National Corporation
(SFNC) in a transaction valued at $5 million.

          DBI owns Dumas State Bank, Dumas, Arkansas, and First State Bank, Gould, Arkansas, with consolidated assets at March 31, 1995, of approximately $42 million. First State Bank, which has branches in Grady and Star City, Arkansas, in addition to its primary location in Gould, Arkansas, will be merged into Simmons First National Bank, the Corporation's lead bank, and Dumas State Bank will become Simmons First Dumas and will continue to operate as a subsidiary bank of the Corporation.

          On April 25, 1995, the Corporation entered into a definitive agreement to merge DSB Banschares, Inc. (DSBB) located in Dermott, Arkansas into SFNC. The Corporation will acquire all of the outstanding capital stock of DSBB in a cash purchase transaction valued at approximately $2.4 million. DSBB, which owns Dermott State Bank, has consolidated assets as of March 31, 1995, of approximately $20 million.

NOTE 5:   CERTAIN TRANSACTIONS

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

NOTE 6:   STOCK OPTIONS

          As of March 31, 1995, 80,000 shares of common stock of the Corporation had been granted through an employee stock option incentive plan. There were 44,800 exercisable shares at the end of the first quarter, none of which had been issued.

NOTE 7:   ADDITIONAL CASH FLOW INFORMATION

                                           Three Months Ended
                                                 March 31,
(Dollars in Thousands)                    1995              1994
- ----------------------------------------------------------------------
Interest paid                       $      4,808        $       3,674

Income taxes
   paid                             $         --        $         550

NOTE 8:   INCOME TAXES

          The provision for income taxes is comprised of the following components:

                                                                            March 31,           March 31,
(Dollars in Thousands)                                                        1995                1994
- -------------------------------------------------------------------------------------------------------------
Income taxes currently payable                                            $       1,093        $       1,030
Increase in future income tax benefits                                             (127)                 (31)
                                                                           ------------         ------------
Provision for income taxes                                                $         966        $         999
                                                                           ============         ============

         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are:

                                                                            March 31,            December 31,
(Dollars in Thousands)                                                         1995                  1994
- ---------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                                              $        2,870        $        2,744
   Valuation adjustment of foreclosed assets held for sale                           293                   281
   Deferred compensation payable                                                     357                   373
   Deferred loan fee income                                                          776                   773
   Other                                                                             641                   645
                                                                           -------------         -------------
    Total deferred tax assets                                                      4,937                 4,816
                                                                           -------------         -------------
Deferred tax liabilities:
   Accumulated depreciation                                                         (398)                 (405)
   Available-for-sale securities                                                    (121)                 (120)
                                                                           -------------         -------------
      Total deferred tax liabilities                                                (519)                 (525)
                                                                           -------------         -------------
Net Deferred tax assets before
   valuation allowance                                                    $        4,418        $        4,291
                                                                           -------------         -------------
Valuation allowance:
   Beginning balance                                                                  --                  (564)
   Change during period                                                               --                   564
                                                                           -------------         -------------
   Ending balance                                                                     --                    --
                                                                           -------------         -------------
Net deferred tax asset                                                    $        4,418        $        4,291
                                                                           =============         =============

         A reconciliation of income tax expense at the statutory rate to the Corporation's actual income tax expense is shown below:

                                                                            March 31,            March 31,
(Dollars in Thousands)                                                         1995                1994
- -------------------------------------------------------------------------------------------------------------
Computed at the statutory rate (34%)                                      $       1,093        $       1,243
Increase (decrease) resulting from:
   Tax exempt income                                                               (222)                (233)
   Other differences, net                                                            95                  (11)
                                                                           ------------         ------------
Actual tax provision                                                      $         966        $         999
                                                                           ============         ============

NOTE 9:  TIME DEPOSITS

         Time deposits include approximately $57,917,000 and $55,222,000 of certificates of deposit of $100,000 or more at March 31, 1995, and December 31, 1994, respectively.

NOTE 10: COMMITMENTS AND CREDIT RISK

         The three affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 36.5% and 39.3% of the portfolio, as of March 31, 1995 and December 31, 1994, respectively.

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

         At March 31, 1995 and December 31, 1994, the Corporation had outstanding commitments to originate loans aggregating approximately $74,610,000 and $47,733,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $33,850,000 and $16,519,000 at March 31, 1995 and December 31, 1994, respectively, with the remainder at floating market rates.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $1,073,000 and $918,000 at March 31, 1995 and December 31, 1994,
respectively, with terms ranging from 90 days to one year.

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

         At March 31, 1995, the Corporation had granted unused lines of credit to borrowers aggregating approximately $27,017,000 and $170,884,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1994, unused lines of credit to borrowers aggregated approximately $4,568,000 for commercial lines and $143,563,000 for open-end consumer lines, respectively.

         Mortgage loans serviced for others totaled $1,209,615,000 and $1,228,311,000 at March 31, 1995 and December 31, 1994, respectively, of which mortgage-backed securities serviced totaled $1,019,003,000 and $1,027,855,000 at March 31, 1995 and December 31, 1994, respectively. Simmons First National Bank serviced VA loans subject to certain recourse provisions totaling approximately $154,398,000 and $156,650,000, at March 31, 1995 and December 31, 1994, respectively. A reserve was established for potential loss obligations, based on management's evaluation of historical losses, as well as prevailing and anticipated economic conditions, giving consideration for specific reserves. As of March 31, 1995 and December 31, 1994, this reserve balance was $43,000 and $210,000, respectively, and is included in other liabilities.

NOTE 11: CONTINGENT LIABILITIES

         The Corporation and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate are not expected to have a material adverse effect on the financial position of the Corporation and its subsidiaries.

NOTE 12: UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent corporation without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of current year earnings. At March 31, 1995, the bank subsidiaries had approximately $11.1 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies.

         The Federal Reserve Board's risk-based capital guidelines required a minimum risk-adjusted ratio for total capital of 8% by the end of 1992.
The Federal Reserve Board has further refined its guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution is a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of March 31, 1995, each of the three subsidiary banks met the capital standards for a well-capitalized institution. The Corporation's total capital to total risk-weighted assets ratio was 22.5% at March 31, 1995, well above the minimum required.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

         Net income for the quarter ended March 31, 1995, was $2,253,000, an decrease of $373,000, or 14.2%, over the same period of 1994. Earnings per share for the three-month periods ended March 31, 1995 and March 31, 1994, were $0.61 and $0.71, respectively.

         The Corporation's annualized return on average assets (ROA) for the three-month periods ended March 31, 1995 and 1994, were 1.31% and 1.47%, respectively. Annualized return on equity (ROE) for the same three-month periods were 10.71% and 13.80%, respectively.

         Net interest income, the difference between interest income and interest expense, for the three-month period ended March 31, 1995, increased $263,000, or 3.7%, when compared to the same period in 1994. During the first quarter, interest income increased $1,427,000, or 13.1%, and interest expense increased $1,164,000, or 30.6%, when compared to the same period in 1994. These increases in net interest income can be attributed to an increase in the Corporation's interest margin.

         Continued improvement in asset quality led to a reduction in the provision for loan losses for the first quarter of 1995, to $449,000, compared to $525,000 for the same period of 1994 resulting in a $76,000, or 14.5% decrease.

         Non-interest income at March 31, 1995, was $5,963,000, a reduction of $993,000, or 14.3%, from the same period in 1994. This is primarily attributable to reduced profits in the mortgage marketing and dealer bank operations as a result of the negative impact of rising interest rates on the nation's mortgage and securities markets.

         For the three-months ended March 31, 1995, non-interest expense was $9,690,000, a decrease of $248,000, or 2.5%, from the March 31, 1994 total of $9,938,000. This decrease, primarily in the mortgage servicing operation, is tied to the general slowdown nationally in mortgage lending and fixed income securities sales.

         At March 31, 1995, total assets for the Corporation were $709,614,000, a decrease of $3,648,000, or 0.5%, from the same figure at December 31, 1994. Deposits at March 31, 1995, totaled $580,869,000, a decrease of $2,669,000 or 0.5%, from the same figure at December 31, 1994.

         Stockholders' equity at the end of the first quarter was $85,717,000, an increase of $2,017,000, or 2.4%, from the December 31, 1994 figure.


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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At March 31, 1995, each bank was within established guidelines and total corporate liquidity was strong. At March 31, 1995, cash and cash equivalents, trading and available-for-sale securities, and mortgage loans held for sale were 15.3% of total assets.


             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             BAIRD, KURTZ & DOBSON
                         Certified Public Accountants
                              200 East Eleventh
                            Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 16 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of March 31, 1995, and for the three-month periods ended March 31, 1995 and 1994, in accordance with standards established by the American Institute of Certified Public Accountants.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein) and in our report dated January 27, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ Baird, Kurtz & Dobson
                                                   BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
May 8, 1995


                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SIMMONS FIRST NATIONAL CORPORATION
                                   --------------------------------------
                                               (Registrant)



Date:   5/11/95                        /s/ J. Thomas May
     --------------------          ---------------------------------------
                                              J. Thomas May
                                    President & Chief Executive Officer



Date:   5/11/95                        /s/ Barry L. Crow
     --------------------          ----------------------------------------
                                   Barry L. Crow, Executive Vice President
                                        and Chief Financial Officer