Form 10-Q
period 1995-06-30
SIMMONS FIRST NATIONAL CORP
filed 1995-08-14
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION
                    ---------------------------------

                           Financial Statements
                           --------------------

                               (Form 10-Q)
                               ----------

                              June 30, 1995
                              -------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                               Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995                  Commission File Number 06253
                  -------------                                         -----

                      SIMMONS FIRST NATIONAL CORPORATION
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Arkansas                                             71-0407808
-----------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


    501 Main Street      Pine Bluff, Arkansas                    71601
-----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code      501-541-1350
                                                   ---------------------

                             Not Applicable
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                              YES  X     NO
                                 -----     -----

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Indicate the number of shares outstanding of each of issuer's classes of securities.

                    Class A, Common        3,815,877
                    Class B, Common        None


                      SIMMONS FIRST NATIONAL CORPORATION

                                   INDEX


                                                                     Page No.

Part I:   Summarized Financial Information

             Consolidated Balance Sheets --
               June 30, 1995 and December 31, 1994                     3-4

             Consolidated Statements of Income --
               Three months and six months ended
               June 30, 1995 and 1994                                    5

             Consolidated Statements of Cash Flows --
               Six months ended June 30, 1995 and 1994                   6

             Consolidated Statement of Changes in Stockholders'
               Equity -- Six months ended
               June 30, 1995 and 1994                                    7

             Notes to Consolidated Financial Statements               8-17

             Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   18-19

             Review by Independent Certified Public Accountants         20


                                    Part I
                                    ------

A.        Summarized Financial Information

                     SIMMONS FIRST NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 1995 AND DECEMBER 31, 1994


                                   ASSETS
                                   ------
                                                     June 30,        December 31,
(Dollars in Thousands)                                 1995              1994
----------------------------------------------------------------------------------
                                                   (Unaudited)
Cash and due from banks                             $   31,302        $   33,476

Interest-bearing balances due from banks                   231               101

Federal funds sold and securities purchased
  under agreements to resell                            34,990            40,425
                                                     ---------         ---------
    Cash and cash equivalents                           66,523            74,002

Investment securities (Note 2)
  Securities held to maturity                          163,085           142,374
  Securities available for sale                         42,835            29,610

Mortgage loans held for sale                            18,835             8,720

Assets held in trading accounts                            482             2,734

Loans                                                  444,027           418,392
  Allowance for loan losses (Note 3)                    (8,254)           (7,790)
                                                     ---------         ---------
    Net loans (Note 3)                                 435,773           410,602

Premises and equipment                                  14,501            12,115

Foreclosed assets held for sale, net                     1,568             1,730

Interest receivable                                      7,453             6,289

Other assets                                            31,521            25,086
                                                     ---------         ---------
    Total Assets                                    $  782,576        $  713,262
                                                     =========         =========

The December 31, 1994 Consolidated Balance Sheet is as reported in the Corporation's 1994 Annual Report.

See Notes to Consolidated Financial Statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                     June 30,        December 31,
(Dollars in Thousands)                                 1995             1994
----------------------------------------------------------------------------------
                                                    (Unaudited)
Non-interest bearing transaction accounts           $  106,137        $  109,564
Interest bearing transaction and
  savings deposits                                     231,688           228,649
Time deposits (Note 9)                                 304,497           245,325
                                                     ---------         ---------
    Total Deposits                                     642,322           583,538

Federal funds purchased and securities
  sold under agreements to repurchase                   23,587            23,931
Borrowed funds                                          15,195            13,765
Other liabilities                                       10,168             8,328
                                                     ---------         ---------
    Total Liabilities                                  691,272           629,562
                                                     ---------         ---------

STOCKHOLDERS' EQUITY

Capital stock
  Class A, common, par value $5 a share,
  authorized 10,000,000 shares;
  issued and outstanding 3,815,877 and
  3,677,378 at 1995 and 1994, respectively              19,083            18,387
Surplus                                                 22,651            19,827
Net unrealized gain (loss) on securities
  available for sale                                       722               233
Undivided profits (Note 12)                             48,848            45,253
                                                     ---------         ---------
    Total Stockholders' Equity                      $   91,304        $   83,700
                                                     ---------         ---------
      Total Liabilities and
        Stockholders' Equity                        $  782,576        $  713,262
                                                     =========         =========

The December 31, 1994 Consolidated Balance Sheet is as reported in the Corporation's 1994 Annual Report.

See Notes to Consolidated Financial Statements.

                     SIMMONS FIRST NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                                     Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
(Dollars in thousands, except per share figures)      1995        1994        1995        1994
---------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
INTEREST INCOME
  Loans                                             $  9,729    $  7,353    $ 18,545    $ 14,503
  Federal funds sold and securities
    purchased under agreements to resell                 548         174         918         405
  Investment securities - taxable
    Held to maturity                                   1,766       1,472       3,402       2,924
    Available for sale                                   740         830       1,414       1,583
  Investment securities - non-taxable
    Held to maturity                                     742         698       1,429       1,393
    Available for sale                                     1          --           1          --
  Mortgage loans held for sale                           190          636        333       1,246
  Trading account                                         14           24         23          56
  Other interest                                          28            9         55          20
                                                     -------     --------    -------     -------
      TOTAL INTEREST INCOME                           13,758       11,196     26,120      22,130
                                                     -------     --------    -------     -------
INTEREST EXPENSE
  Deposits                                             5,366        3,446      9,702       6,830
  Borrowed funds                                         622          414      1,252         832
                                                     -------     --------    -------     -------
      TOTAL INTEREST EXPENSE                           5,988        3,860     10,954       7,662
                                                     -------     --------    -------     -------
NET INTEREST INCOME                                    7,770        7,336     15,166      14,468
  Provision for loan losses                              452          525        901       1,050
                                                     -------     --------    -------     -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                       7,318        6,811     14,265      13,418
                                                     -------     --------    -------     -------
NON-INTEREST INCOME
  Trust income                                           376          396        794         850
  Service charges on deposit accounts                    697          559      1,297       1,107
  Other service charges and fees                         201          208        402         445
  Income on sale of mortgage loans,
    net of commissions                                    54          (13)       146         197
  Income on investment banking,
    net of commissions                                   196          332        319         897
  Gains on sale of securities                             --           27         --          56
  Other operating income                               4,308        4,561      8,837       9,483
                                                     -------     --------    -------     -------
      TOTAL NON-INTEREST INCOME                        5,832        6,070     11,795      13,035
                                                     -------     --------    -------     -------
NON-INTEREST EXPENSE
  Salaries and employee benefits                       5,310        5,070     10,533      10,369
  Net occupancy expense                                  591          538      1,123       1,019
  Equipment expense                                      522          473      1,031         984
  Other operating expense                              3,426        3,537      6,854       7,184
                                                     -------     --------    -------     -------
      TOTAL NON-INTEREST EXPENSE                       9,849        9,618     19,541      19,556
                                                     -------     --------    -------     -------
NET INCOME BEFORE INCOME TAXES                         3,301        3,263      6,519       6,897
  Provision for income taxes (Note 8)                    908          911      1,873       1,919
                                                     -------     --------    -------     -------
NET INCOME                                          $  2,393    $   2,352   $  4,646    $  4,978
                                                     =======     ========    =======     =======
EARNINGS PER COMMON SHARE AVG                       $   0.63    $    0.64   $   1.24    $   1.35
                                                     =======     ========    =======     =======
DIVIDENDS PER COMMON SHARE                          $   0.15    $    0.12   $   0.28    $   0.22
                                                     =======     ========    =======     =======

See Notes to Consolidated Financial Statements.

                      SIMMONS FIRST NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                                                         Six Months Ended
                                                                    June 30,          June 30,
(Dollars in Thousands)                                                1995              1994
------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES (Note 7)
  Net Income                                                       $   4,646        $   4,978
  Items not requiring (providing) cash
    Depreciation and amortization                                        443              846
    Provision for loan losses                                            901            1,050
    Amortization of premiums and accretion of
     discounts on investment securities and mortgage-
     backed certificates                                                 (50)            (152)
    Provision for real estate owned losses                               156               81
    (Gain)/loss on sale of investments                                    --              (56)
    (Gain) on sale of premises and equipment                              --               (4)
    Deferred income taxes                                               (123)            (173)
  Changes in:
    Accrued interest receivable                                       (1,164)            (591)
    Mortgage loans held for sale                                     (10,115)          (6,734)
    Other assets                                                      (6,122)           2,037
    Accounts payable and accrued expenses                              2,148           (1,792)
    Income taxes payable                                                (597)           1,315
    Trading accounts                                                   2,253            1,050
                                                                    --------         --------
      Net cash provided (used) by operating activities                (7,624)           1,855
                                                                    --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net collection of loans                                            (26,323)          31,767
  Purchase of premises and equipment                                  (5,173)          (1,782)
  Proceeds from sale of fixed assets                                   2,154              416
  Proceeds from the sale of foreclosed assets
   held for sale                                                         256              808
  Proceeds from maturing a-f-s securities                              4,850           10,207
  Purchases of a-f-s securities                                      (16,985)         (11,403)
  Proceeds from maturing h-t-m securities                              7,747            5,028
  Purchases of h-t-m securities                                      (28,720)          (2,851)
                                                                    --------         --------
      Net cash provided (used) by investing securities               (62,194)          32,190
                                                                    --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, money market,
   all-in-one and savings accounts                                      (388)         (19,701)
  Net repayment of certificates of deposit                            59,172          (13,229)
  Repayments of other borrowings                                     (89,049)         (55,420)
  Proceeds from other borrowings                                      90,479           55,711
  Dividends paid                                                      (1,051)            (809)
  Net (increase) federal funds purchased and
   securities sold under agreements to repurchase                       (344)          (9,974)
  Issuance of common stock                                             3,520               --
                                                                    --------         --------
      Net cash used in financing activities                        $  62,339        $ (43,422)
                                                                    --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   $  (7,479)       $  (9,377)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          74,002           49,090
                                                                    --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  66,523        $  39,713
                                                                    ========         ========

See Notes to Consolidated Financial Statements.

                      SIMMONS FIRST NATIONAL CORPORATION
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                                                                  NET UNREALIZED
                                                                                   GAIN (LOSS)
                                                       COMMON                      SECURITIES     UNDIVIDED
(Dollars in Thousands)                                 STOCK         SURPLUS          AFS          PROFITS         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                          $   18,387     $   19,827     $              $   37,121     $   75,335

Adoption of SFAS 115 "Accounting for
Certain Investments in Debt and Equity
Securities", January 1, 1994, net of
income taxes of $487                                                                     946                           946

Net income                                                                                            4,978          4,978

Cash dividend declared
          ($0.22 per share)                                                                            (809)          (809)

Change in unrealized appreciation
(depreciation) on available-for-sale
securities, net of income tax credit
of $87                                                                                  (169)                         (169)
                                                     ---------      ---------      ---------      ---------      ---------
Balance, June 30, 1994                                  18,387         19,827            777         41,290         80,281

Net income                                                                                            4,882          4,882

Cash dividends declared
          ($0.25 per share)                                                                            (919)          (919)

Change in unrealized appreciation
(depreciation) on available-for-sale
securities, net of income tax credit
of $280                                                                                 (544)                         (544)
                                                     ---------      ---------      ---------      ---------      ---------
Balance, December 31, 1994                              18,387         19,827            233         45,253         83,700

Exercise of stock options--2,000 shares                     10             10                                           20

Common Stock issued in connection with
purchase of Dumas Bancshares, Inc.
  (136,499 shares @$25.50 per share)                       686          2,814                                        3,500

Net income                                                                                            4,646          4,646

Cash dividends declared
  ($0.28 per share)                                                                                  (1,051)        (1,051)

Change in unrealized appreciation
(depreciation) on available-for-sale
securities, net of income taxes
of $290                                                                                  489                           489
                                                     ---------      ---------      ---------      ---------      ---------
Balance, June 30, 1995                              $   19,083     $   22,651     $      722     $   48,848     $   91,304
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

         The accounting policies followed in the presentation of interim financial results are presented on pages 30-32 of the 1994 Annual Report to shareholders.

NOTE 2:  INVESTMENT SECURITIES

The amortized cost and fair value of investments in debt securities that are Held to Maturity and Available For Sale are as follows:

                                    June 30, 1995                                   December 31, 1994
               -------------------------------------------------------------------------------------------------------
                                  Gross        Gross                                Gross        Gross
(Dollars in         Amortized   Unrealized   Unrealized    Fair       Amortized   Unrealized   Unrealized      Fair
  Thousands)           Cost       Gains       (Losses)     Value        Cost        Gains       (Losses)       Value
----------------------------------------------------------------------------------------------------------------------
Held to Maturity

U.S. Treasury       $  81,163   $   2,025    $    (281)  $  82,907   $  74,544   $     349    $  (1,479)   $  73,414
U.S. Government
  agencies             23,100         637          (63)     23,674      13,375          32         (289)      13,118
Mortgage-backed
  securities            3,370          12          (79)      3,303       3,551           6         (244)       3,313
State and political
  subdivisions         55,248       1,217         (513)     55,952      50,904         577       (1,962)      49,519
Other securities          204           3           --         207
                     --------    --------    ---------    --------    --------    --------     --------     --------
                    $ 163,085   $   3,894   $     (936)  $ 166,043   $ 142,374   $     964    $  (3,974)   $ 139,364
                     ========    ========    =========    ========    ========    ========     ========     ========

Available For Sale

U.S. Treasury       $  37,578   $     496   $       (9)  $  38,065   $  25,701   $      96    $    (202)   $  25,595
U.S. Government
  agencies              1,308          20           --       1,328       1,002           3           --        1,005
State and political
  subdivisions             50          --           --          50          --          --           --           --
Other securities        2,767         625           --       3,392       2,554         457           (1)       3,010
                     --------    --------    ---------    --------    --------    --------     --------     --------
                    $  41,703   $   1,141   $       (9)  $  42,835   $  29,257   $     556    $    (203)   $  29,610
                     ========    ========    =========    ========    ========    ========     ========     ========

Maturities of investment securities at June 30, 1995

                                                          Held to Maturity                   Available for Sale
                                                      Amortized         Fair             Amortized         Fair
(Dollars in Thousands)                                  Cost            Value              Cost            Value
--------------------------------------------------------------------------------------------------------------------
One year of less                                    $     41,272     $     41,372     $     21,804     $     21,923
After one through five years                              73,223           75,065           17,132           17,520
After five through ten years                              38,354           38,900               --               --
After ten years                                            6,662            7,196               --               --
Mortgage-backed securities not due
  on a single maturity date                                3,370            3,303               --               --
Other securities                                             204              207            2,767            3,392
                                                     -----------      -----------      -----------      -----------
                                                    $    163,085     $    166,043     $     41,703     $     42,835
                                                     ===========      ===========      ===========      ===========

          The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $99,745,000 at June 30, 1995, and $70,981,000 at December 31, 1994. The approximate fair value of pledged securities amounted to $102,218,000 at June 30, 1995 and $70,217,000 at December 31, 1994.

          The book value of securities sold under agreements to repurchase amounted to $2,457,000 and $196,000 for June 30, 1995 and December 31, 1994,
respectively.

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

          During the second quarter of 1995, there were $1,000 in unrealized gains on trading securities.

          During the first six months of 1995 and 1994, there were no securities sold. The gross realized gains and losses shown in the table below were the result of called bonds.

                                                          June 30,          June 30,
(Dollars in Thousands)                                      1995              1994
----------------------------------------------------------------------------------------
Proceeds from sales                                     $         --      $         --
                                                         -----------       -----------
Gross gains                                                       --                60
Gross losses                                                      --                (4)
                                                         -----------       -----------
Securities gains (losses)                               $         --      $         56
                                                         ===========       ===========

          Approximately 11 percent of the state and political subdivisions are rated A or above. Of the remaining securities, most are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The various categories are summarized as follows:

                                                             June 30,        December 31,
(Dollars in Thousands)                                         1995             1994
------------------------------------------------------------------------------------------
Loans:
  Consumer:
     Credit card                                           $   147,099        $   164,501
     Student loan                                               59,893             62,836
     Other consumer                                             51,710             40,739
  Real estate:
     Construction                                                8,470              6,232
     Single family residential                                  51,571             43,629
     Other commercial                                           56,485             44,141
  Commercial:
     Commercial                                                 33,230             29,047
     Agricultural                                               23,036             16,048
     Financial institutions                                     10,734              6,681
  Other                                                          2,709              5,122
                                                            ----------         ----------
     Total loans before unearned discount and
       allowances for loan losses                              444,937            418,976
  Unearned discount                                               (910)              (584)
  Allowance for loan losses                                     (8,254)            (7,790)
                                                            ----------         ----------
        Net Loans                                          $   435,773        $   410,602
                                                            ==========         ==========

          During the second quarter of 1995, foreclosed assets held for sale decreased to $1,567,000 and are carried at the lower of cost or fair market value. Non-accrual loans and other non-performing loans for the Corporation at June 30, 1995, were $1,379,000 and $978,000, respectively, bringing the total of non-performing assets to $3,924,000.

                                                               June 30,       December 31,
(Dollars in Thousands)                                           1995            1994
------------------------------------------------------------------------------------------
Allowance for Loan Losses:
   Balance, beginning of year                                 $   7,790        $   7,430
   Additions
      Provision charged to expense                                  901            1,050
      Allowance for loan losses of
         acquired institutions                                      314
                                                               --------         --------
                                                                  9,005            8,480
   Deductions
      Losses charged to allowance, net of
        recoveries of $213,000 and $81,000 for
        the first six months of 1995 and 1994,
        respectively                                                751              966
                                                              ---------         --------
   Balance, June 30                                          $    8,254        $   7,514
                                                              =========         --------
   Additions
      Provision charged to expense                                                 1,000
                                                                                --------
                                                                                   8,514
   Deductions
      Losses charged to allowance,
         net of recoveries of $339,000
        for the last six months of
        1994                                                                         724
                                                                                --------
Balance, end of year                                                           $   7,790
                                                                                ========

          As of January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. FAS 114 requires discounting expected future cash flows to measure impairment of certain loans, or, as a practical expedient, impairment measurements based on the loans's observable market price or the fair value of collateral if the loan is collateral dependent. The adoption of FAS 114 did not increase the 1995 loan loss provision.

          Total impaired loans at December 31, 1994, was $3,766,000. At that time, $587,000 of the allowance for loan losses related to those loans. All impaired loans had designated reserves for possible loan losses.

          At June 30, 1995, impaired loans totaled $3,407,000, all of which had reserves allocated. An allowance of $646,000 for possible losses related to those loans.

          Interest of $88,000 was recognized on average impaired loans of $3,548,000 as of June 30, 1995. No interest was recognized on impaired loans on a cash basis during the first six months of 1995.

NOTE 4:  ACQUISITIONS

         On April 1, 1995, the acquisition of Dumas Bancshares, Inc. (DBI) was completed and DBI was merged into Simmons First National Corporation
(SFNC) in a transaction valued at $5 million.

         DBI owned Dumas State Bank, Dumas, Arkansas, and First State Bank, Gould, Arkansas, with consolidated assets at March 31, 1995, of approximately $42 million. First State Bank, which has branches in Grady and Star City, Arkansas, in addition to its primary location in Gould, Arkansas, was merged into Simmons First National Bank, SFNC's lead bank, and Dumas State Bank became Simmons First Dumas and will continue to operate as a subsidiary bank of the Corporation.

         On April 25, 1995, SFNC entered into a definitive agreement to merge Dermott State Bank Bancshares, Inc. (DSBB), located in Dermott, Arkansas, into the Corporation. That acquisition was completed August 1, 1995, in a transaction valued at approximately $2.4 million. DSBB, the holding company for Dermott State Bank, has consolidated assets as of June 30, 1995 of approximately $20 million.

NOTE 5:  CERTAIN TRANSACTIONS

         From time to time the Corporation and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families, and from time to time directors, officers and their associates and members of their immediate families have placed deposits with Simmons First National Bank, Simmons First Bank of Lake Village, Simmons First Bank of Jonesboro, and Simmons First Bank of Dumas. Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

NOTE 6:  STOCK OPTIONS

         As of June 30, 1995, 80,000 shares of common stock of the Corporation had been granted through an employee stock option incentive plan. There were 49,600 exercisable options at the end of the second quarter after 2,000 shares had been issued.

NOTE 7:  ADDITIONAL CASH FLOW INFORMATION

                                                Six Months Ended
                                                    June 30,
(Dollars in Thousands)                      1995              1994
------------------------------------------------------------------------
Interest paid                           $    10,256       $      7,643

Income taxes paid                       $     1,582       $      2,121

NOTE 8:  INCOME TAXES

         The provision for income taxes is comprised of the following components:

                                                     June 30,          June 30,
(Dollars in Thousands)                                 1995              1994
----------------------------------------------------------------------------------
Income taxes currently payable                      $    1,996        $    2,092
Increase in future income tax benefits                    (123)             (173)
                                                     ---------         ---------
Provision for income taxes                          $    1,873        $    1,919
                                                     =========         =========

         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are:

                                                                           June 30,       December 31,
(Dollars in Thousands)                                                      1995              1994
-------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                                            $    2,926        $    2,744
   Valuation adjustment of foreclosed assets held for sale                     294               281
   Deferred compensation payable                                               364               373
   Deferred loan fee income                                                    779               773
   Other                                                                       716               645
                                                                         ---------         ---------
    Total deferred tax assets                                                5,079             4,816
                                                                         ---------         ---------
Deferred tax liabilities:
   Accumulated depreciation                                                   (384)             (405)
   Available-for-sale securities                                               (93)             (120)
                                                                         ---------         ---------
      Total deferred tax liabilities                                          (477)             (525)
                                                                         ---------         ---------
Net Deferred tax assets before
   valuation allowance                                                  $    4,602        $    4,291
                                                                         ---------         ---------
Valuation allowance:
   Beginning balance                                                            --              (564)
   Change during period                                                         --               564
                                                                         ---------         ---------
   Ending balance                                                               --                --
                                                                         ---------         ---------
Net deferred tax asset                                                  $    4,602        $    4,291
                                                                         =========         =========

          A reconciliation of income tax expense at the statutory rate to the Corporation's actual income tax expense is shown below:

                                                         June 30,         June 30,
(Dollars in Thousands)                                    1995             1994
------------------------------------------------------------------------------------
Computed at the statutory rate (34%)                   $   2,345        $   2,345
Increase (decrease) resulting from:
   Tax exempt income                                        (488)            (502)
   Other difference, net                                      16               76
                                                        --------         --------
Actual tax provision                                   $   1,873        $   1,919
                                                        ========         ========

NOTE 9:  TIME DEPOSITS

         Time deposits include approximately $80,670,000 and $55,222,000 of certificates of deposit of $100,000 or more at June 30, 1995, and December 31, 1994, respectively.

NOTE 10: COMMITMENTS AND CREDIT RISK

         The four affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 33.1% and 39.3% of the portfolio, as of June 30, 1995 and December 31, 1994, respectively.

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

         At June 30, 1995 and December 31, 1994, the Corporation had outstanding commitments to originate loans aggregating approximately $88,912,000 and $47,733,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $40,755,000 and $16,519,000 at June 30, 1995 and December 31, 1994, respectively, with the remainder at floating market rates.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $1,184,000 and $918,000 at June 30, 1995 and December 31, 1994,
respectively, with terms ranging from 90 days to one year.

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

         At June 30, 1995, the Corporation had granted unused lines of credit to borrowers aggregating approximately $13,861,000 and $166,127,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1994, unused lines of credit to borrowers aggregated approximately $4,568,000 for commercial lines and $143,563,000 for open-end consumer lines, respectively.

         Mortgage loans serviced for others totaled $1,207,261,000 and $1,228,311,000 at June 30, 1995 and December 31, 1994, respectively, of which mortgage-backed securities serviced totaled $1,118,571,000 and $1,027,855,000 at June 30, 1995 and December 31, 1994, respectively. Simmons First National Bank serviced VA loans subject to certain recourse provisions totaling approximately $148,041,000 and $156,650,000, at June 30, 1995 and
December 31, 1994, respectively. A reserve was established for potential loss obligations, based on management's evaluation of historical losses, as well as prevailing and anticipated economic conditions, giving consideration for specific reserves. As of June 30, 1995 and December 31, 1994, this reserve balance was $43,000 and $210,000, respectively, and is included in other liabilities.

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

NOTE 12: UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent corporation without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of current year earnings. At June 30, 1995, the bank subsidiaries had approximately $12.5 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies.

         The Federal Reserve Board's risk-based capital guidelines require a minimum risk-adjusted ratio for total capital of 8% at the end of 1992. The Federal Reserve Board has further refined its guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution is a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of June 30, 1995, each of the four subsidiary banks met the capital standards for a well-capitalized institution. The Corporation's total capital to total risk-weighted assets ratio was 20.5% at June 30, 1995, well above the minimum required.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         Net income for the quarter ended June 30, 1995, was $2,393,000, an increase of $41,000, or 1.7%, over the same period of 1994. Earnings per share for the three-month periods ended June 30, 1995 and June 30, 1994, were $.63 and $.64, respectively. Year-to-date earnings for 1995 were $4,646,000, a decrease of $332,000 or 6.7%, over earnings of the first six months of 1994. Per share earnings for the six-month periods ended June 30, 1995 and 1994, were $1.24 and $1.35, respectively.

         The Corporation's annualized return on average assets (ROA) for the three-month periods ended June 30, 1995 and 1994, were 1.26% and 1.34%, respectively. For the six-month periods ended June 30, 1995 and 1994, annualized ROA were 1.28 and 1.40%, respectively. Annualized return on equity (ROE) for the same six-month periods were 10.52% and 12.83%, respectively.

         Net interest income, the difference between interest income and interest expense, for the three-month period ended June 30, 1995, increased $434,000, or 5.9%, when compared to the same period in 1994. During the second quarter, interest income increased $2,562,000, or 22.9%, and interest expense increased $2,128,000, or 55.1%, when compared to the same period in 1994. Total interest income figures for the six months ended June 30, 1995 and 1994, were $26,120,000 and $22,130,000, respectively. Total interest expense for this same period in 1995 increased $3,292,000 to $10,954,000, resulting in a net interest income of $15,166,000, a 4.8% increase during the six-month period in 1995, when compared to the same period figures of 1994. These increases in net interest income can be attributed to an increase in the Corporation's interest margin.

         Continued improvement in asset quality resulted in a reduction in the provision for loan losses for the second quarter of 1995, to $452,000, compared to $525,000 for the same period of 1994 resulting in a $73,000, or 13.9% decrease. The year-to-date provision for loan losses decreased $149,000, to $901,000 from $1,050,000 at June 30, 1994, a 14.2% reduction.

          Non-interest income for the second quarter ending at June 30, 1995 was $5,832,000, a reduction of $238,000, or 3.9%, from the same period in 1994. For the six-month periods ended June 30, 1995 and 1994, non-interest income was down 9.5% to 11,795,000 from $13,035,000. This is primarily attributable to reduced profits in the mortgage, dealer bank, and bank card operations as a result of the unstable interest rate environment that has existed.

         During the three months ended June 30, 1995, non-interest expense decreased $231,000, or 2.4%, over the same period in 1994. For the first six months of 1995 and 1994, non-interest expense was $19,541,000 and $19,556,000, respectively. This $15,000 decrease, primarily in the dealer bank operations is also tied to the general slowdown nationally in fixed income securities sales.

         At June 30, 1995, total assets for the Corporation were $782,576,000, an increase of $69,314,000, or 9.7%, from the same figure at December 31, 1994. Deposits at June 30, 1995, totaled $642,322,000, an increase of $58,784,000 or 10.1%, from the same figure at December 31, 1994.

         Stockholders' equity at the end of the quarter was $91,304,000, an increase of $7,604,000, or 9.1%, from the December 31, 1994 figure.

FINANCIAL CONDITION
-------------------

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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At June 30, 1995, each bank was within established guidelines and total corporate liquidity was strong. At June 30, 1995, cash and due from banks, securities available for sale, and federal funds sold and securities purchased under agreements for resale were 16.4% of total assets.


            REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          BAIRD, KURTZ & DOBSON

                      Certified Public Accountants
                            200 East Eleventh
                          Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 8 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994, in accordance with standards established by the American Institute of Certified Public Accountants.

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

Pine Bluff, Arkansas
August 4, 1995

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SIMMONS FIRST NATIONAL CORPORATION
                                      ----------------------------------
                                                (Registrant)


Date:   8/14/95                        /s/J. Thomas May
     --------------------          --------------------------------------
                                             J. Thomas May
                                            President & CEO



Date:   8/14/95                       /s/Barry L. Crow
     --------------------          ---------------------------------------
                                   Barry L. Crow, Executive Vice President
                                        and Chief Financial Officer