Form 10-Q/A
period 1995-06-30
SIMMONS FIRST NATIONAL CORP
filed 1995-08-15
CIK 90498

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

         DBI owned Dumas State Bank, Dumas, Arkansas, and First State Bank, Gould, Arkansas, with consolidated assets at March 31, 1995, of approximately $42 million. First State Bank, which has branches in Grady and Star City, Arkansas, in addition to its primary location in Gould, Arkansas, was merged into Simmons First National Bank, SFNC's lead bank, and Dumas State Bank became Simmons First Bank of Dumas and will continue to operate as a subsidiary bank of the Corporation.

         On April 25, 1995, SFNC entered into a definitive agreement to stock purchase Dermott State Bank Bancshares, Inc. (DSBB), located in Dermott, Arkansas, into the Corporation. That acquisition was completed August 1, 1995, in a transaction valued at approximately $2.4 million. DSBB, the holding company for Dermott State Bank, has consolidated assets as of June 30, 1995 of approximately $20 million.

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



                                               BAIRD, KURTZ & DOBSON

Pine Bluff, Arkansas
August 4, 1995

                                   Part II

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The annual shareholders meeting of the Company was held on April 25, 1995. The matters submitted to the security holders for approval included setting the number of directors at nine (9) and the election of directors and two amendments to the Articles of Incorporation of the Company.

     (b) At the annual meeting, all nine (9) nominees for director were elected by the voting of proxies solicited pursuant to Section 14 of the Security Exchange Act of 1934, without any solicitation in opposition thereto.

     (c) The following table shows the required analysis of the voting by security holders at the annual meeting:

                              Voting of Shares

Action                       For                 Against        Adstain
------                       ---                 -------        -------
Set Number of
Directors
at Nine (9)               3,010,465               2,797         14,255

Director Election:

Ayres                     3,013,039               5,552          1,530
Floriani                  3,012,771               5,820          1,530
Greenwood                 3,018,579               5,542          1,000
Hutt                      3,017,660               6,317          1,000
May                       3,014,039               5,552          1,530
Perdue                    3,017,123               5,564          1,000
Ryburn                    3,017,831               5,964          1,000
Stone                     3,013,039               5,552          1,530
Trotter                   3,014,528               8,009          1,000

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