Form 10-Q
period 1995-09-30
SIMMONS FIRST NATIONAL CORP
filed 1995-11-09
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION
					 ----------------------------------

						   Financial Statements
						   --------------------

							   (Form 10-Q)
							   ----------

							September 30, 1995
							------------------

					SECURITIES AND EXCHANGE COMMISSION
						  Washington, DC  20549

								Form 10-Q

			   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
				  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995            Commission File Number 06253
				  ------------------                                   -----

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


	501 Main Street Pine Bluff, Arkansas                          71601
-----------------------------------------------------------------------------
	(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  501-541-1350
													------------

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

					 Class A, Common     3,816,612
					 Class B, Common     None


					 SIMMONS FIRST NATIONAL CORPORATION

								   INDEX


																	Page No.

Part I: Summarized Financial Information

		Consolidated Balance Sheets --
			September 30, 1995 and December 31, 1994                   3-4

		Consolidated Statements of Income --
			Three months and nine months ended
			September 30, 1995 and 1994                                  5

		Consolidated Statements of Cash Flows --
			Nine months ended September 30, 1995 and 1994                6

		Consolidated Statement of Changes in Stockholders'
			Equity -- Nine months ended
			 September 30, 1995 and 1994                                 7

		Notes to Consolidated Financial Statements                    8-16

		Management's Discussion and Analysis of Financial
			Condition and Results of Operations                      17-18

		Review by Independent Certified Public Accountants              19

Part II:    Other                                                       20






								   Part I
								   ------

A.  Summarized Financial Information

					SIMMONS FIRST NATIONAL CORPORATION
					   CONSOLIDATED BALANCE SHEETS
				 SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


								ASSETS
								------
													  September 30,   December 31,
(Dollars in Thousands)                                   1995            1994
-----------------------------------------------------------------------------------
													  (Unaudited)
Cash and due from banks                               $   30,040      $   33,476

Interest-bearing balances due from banks                     653             101

Federal funds sold and securities purchased
	under agreements to resell                            16,825          40,425
													   ---------       ---------
		Cash and cash equivalents                         47,518          74,002

Investment securities (Note 2)
	Securities held to maturity                          164,984         142,374
	Securities available for sale                         44,453          29,610

Mortgage loans held for sale                              24,155           8,720

Assets held in trading accounts                              831           2,734

Loans                                                    466,983         418,392
	Allowance for loan losses (Note 3)                    (8,338)         (7,790)
													   ---------       ---------
		Net loans (Note 3)                               458,645         410,602

Premises and equipment                                    15,400          12,115

Foreclosed assets held for sale, net                       1,047           1,730

Interest receivable                                        8,450           6,289

Cost of loan-servicing rights acquired                     4,427           3,825

Excess of cost over fair value of net assets acquired,
	at amortized cost                                      3,849           2,392

Other assets                                              23,616          18,869
													   ---------       ---------
		Total Assets                                  $  797,375      $  713,262
													   =========       =========

The December 31, 1994 Consolidated Balance Sheet is as reported in the Corporation's 1994 Annual Report.

See Notes to Consolidated Financial Statements.


					LIABILITIES AND STOCKHOLDERS' EQUITY
													  September 30,   December 31,
(Dollars in Thousands)                                   1995            1994
-----------------------------------------------------------------------------------
													  (Unaudited)
Non-interest-bearing transaction accounts             $   101,591     $   109,564
Interest-bearing transaction and
	savings deposits                                      239,467         228,649
Time deposits (Note 9)                                    328,539         245,325
													   ----------      ----------
		Total Deposits                                    669,597         583,538

Federal funds purchased and securities
	sold under agreements to repurchase                    16,004          23,931
Borrowed funds                                              7,355          13,765
Other liabilities                                          11,073           8,328
													   ----------      ----------
		Total Liabilities                                 704,029         629,562
													   ----------      ----------

STOCKHOLDERS' EQUITY

Capital stock
	Class A, common, par value $5 a share,
	authorized 10,000,000 shares;
	issued and outstanding 3,816,612 and
	3,677,378 at 1995 and 1994, respectively               19,083          18,387
Surplus                                                    22,651          19,827
Unrealized appreciation
	on available-for-sale securities, net of income
	taxes of $387 and $120 at 1995 and 1994,
	respectively                                              666             233
Undivided profits (Note 12)                                50,946          45,253
													   ----------      ----------

		Total Stockholders' Equity                    $    93,346     $    83,700
													   ----------      ----------
			Total Liabilities and
			  Stockholders' Equity                    $   797,375     $   713,262
													   ==========      ==========

The December 31, 1994 Consolidated Balance Sheet is as reported in the Corporation's 1994 Annual Report.

See Notes to Consolidated Financial Statements.

					  SIMMONS FIRST NATIONAL CORPORATION
					   CONSOLIDATED STATEMENTS OF INCOME
		THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
															  Three Months Ended      Nine Months Ended
																 September 30,           September 30,
(Dollars in thousands, except per share figures)                1995       1994         1995       1994
-----------------------------------------------------------------------------------------------------------
	(Unaudited)
INTEREST INCOME
	Loans                                                   $   10,683  $   8,093   $   29,228  $   22,595
	Federal funds sold and securities
		purchased under agreements to resell                       253        183        1,171         588
	Investment securities - taxable
		Held to maturity                                         1,824      1,419        5,226       4,342
		Available for sale                                         745        678        2,159       2,261
	Investment securities - non-taxable
		Held to maturity                                           733        673        2,162       2,066
		Available for sale                                           1         --            1          --
	Mortgage loans held for sale                                   477        506          810       1,753
	Assets held in trading account                                  19         19           43          76
	Interest-bearing balances due from banks                        21          6           76          26
															 ---------   --------    ---------   ---------
			TOTAL INTEREST INCOME                               14,756     11,577       40,876      33,707
															 ---------   --------    ---------   ---------
INTEREST EXPENSE
	Deposits:
		Interest-bearing transaction accounts and
		savings deposits                                         1,532      1,360        4,388       3,863
		Time deposits                                            4,443      2,292       11,290       6,619
	Federal funds purchased and securities sold
		under agreements to repurchase                             271        211          954         613
	Borrowed funds                                                 204        292          773         722
															 ---------   --------    ---------   ---------
			TOTAL INTEREST EXPENSE                               6,450      4,155       17,405      11,817
															 ---------   --------    ---------   ---------
NET INTEREST INCOME                                              8,306      7,422       23,471      21,890
	Provision for loan losses                                      506        525        1,407       1,575
															 ---------   --------    ---------   ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                 7,800      6,897       22,064      20,315
															 ---------   --------    ---------   ---------
NON-INTEREST INCOME
	Trust income                                                   474        437        1,268       1,288
	Service charges on deposit accounts                            705        550        2,001       1,657
	Other service charges and fees                                 188        210          582         655
	Income on sale of mortgage loans, net of commissions           164       (630)         343        (433)
	Income on investment banking, net of commissions               231        188          550       1,085
	Net realized gains (losses) on sales of
		available-for-sale securities                               35         74           35         130
	Credit card fees                                             2,549      2,771        7,526       7,963
	Loan servicing fees                                          1,579      1,746        4,517       5,323
	Other operating income                                         189        815        1,223       1,529
															 ---------   --------    ---------   ---------
			TOTAL NON-INTEREST INCOME                            6,114      6,161       18,045      19,197
															 ---------   --------    ---------   ---------
NON-INTEREST EXPENSE
	Salaries and employee benefits                               5,307      4,885       15,840      15,255
	Net occupancy expense                                          609        530        1,732       1,549
	Equipment expense                                              582        499        1,613       1,483
	Loss (income) on foreclosed assets                             354        355        1,047       1,179
	Other operating expense                                      3,182      3,083        9,477       9,443
															 ---------   --------    ---------   ---------
			TOTAL NON-INTEREST EXPENSE                          10,034      9,352       29,709      28,909
															 ---------   --------    ---------   ---------
NET INCOME BEFORE INCOME TAXES                                   3,880      3,706       10,400      10,603
	Provision for income taxes (Note 8)                          1,210      1,053        3,084       2,972
															 ---------   --------    ---------   ---------
NET INCOME                                                  $    2,670  $   2,653   $    7,316  $    7,631
															 =========   ========    =========   =========
EARNINGS PER COMMON SHARE AVG                               $     0.70  $    0.73   $     1.94  $     2.08
															 =========   =========   =========   =========
DIVIDENDS PER COMMON SHARE                                  $     0.15  $     0.12  $     0.43  $     0.34
															 =========   =========   =========   =========

See Notes to Consolidated Financial Statements.

					 SIMMONS FIRST NATIONAL CORPORATION
				   CONSOLIDATED STATEMENTS OF CASH FLOWS
			  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
																		   Nine Months Ended
																	 September 30,    September 30,
(Dollars in Thousands)                                                  1995             1994
----------------------------------------------------------------------------------------------------
																			 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES (Note 7)
	Net Income                                                       $   7,316        $   7,631
	Items not requiring/(providing) cash
		Depreciation and amortization                                      748            1,260
		Provision for loan losses                                        1,407            1,575
		Amortization of premiums and accretion of
		 discounts on investment securities and mortgage-
		 backed certificates                                               (69)            (124)
		Provision for real estate owned losses                             125              127
		(Gain)/loss on sale of investments                                  35             (130)
		(Gain)/loss on sale of premises and equipment                      (11)             (20)
		Deferred income taxes                                              (51)            (107)
	Changes in:
		Accrued interest receivable                                     (2,334)            (378)
		Mortgage loans held for sale                                   (15,435)          23,555
		Other assets                                                    (6,580)           6,950
		Accounts payable and accrued expenses                            2,663           (1,572)
		Income taxes payable                                                53            1,263
		Trading accounts                                                 1,903            2,763
																	  --------         --------
			Net cash provided by/(used in) operating activities        (10,230)          42,793
																	  --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
	Net originations of loans                                          (54,483)         (14,032)
	Purchase of premises and equipment                                  (5,093)          (2,446)
	Proceeds from sale of fixed assets                                     101              498
	Proceeds from the sale of foreclosed assets
		held for sale                                                      830              918
	Proceeds from maturing a-f-s securities                             12,650           38,782
	Purchases of a-f-s securities                                      (24,335)         (22,312)
	Proceeds from maturing h-t-m securities                             23,549           31,731
	Purchases of h-t-m securities                                      (56,644)         (18,255)
																	  --------         --------
		Net cash provided by/(used in) investing securities           (103,425)          14,884
																	  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
	Net increase/(decrease) in demand deposits, money market,
	 all-in-one and savings accounts                                    10,596          (32,553)
	Proceeds from sale/(repayment of) certificates of deposit           91,373          (10,661)
	Repayments of other borrowings                                    (112,721)         (88,640)
	Proceeds from other borrowings                                     106,391           90,971
	Dividends paid                                                      (1,623)          (1,250)
	Net decrease in federal funds purchased and
		 securities sold under agreements to repurchase                 (7,927)         (11,988)
	Acquisition of subsidiary                                           (2,438)
	Issuance of additional common stock                                  3,520
																	  --------         --------
			Net cash provided by/(used in) financing activities      $  87,171        $ (54,121)
																	  --------         --------
INCREASE/(DECREASE) IN CASH AND CASH
	EQUIVALENTS                                                      $ (26,484)       $   3,556
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            74,002           49,090
																	  --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  47,518        $  52,646
																	  ========         ========

See Notes to Consolidated Financial Statements.

					  SIMMONS FIRST NATIONAL CORPORATION
		  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
				NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

																	  NET UNREALIZED
																		GAIN/(LOSS)
												 COMMON                 SECURITIES    UNDIVIDED
(Dollars in Thousands)                            STOCK       SURPLUS       AFS       PROFITS     TOTAL
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                     $   18,387  $   19,827  $           $   37,121  $   75,335

Adoption of SFAS 115, "Accounting for
Certain Investments in Debt and Equity
Securities", January 1, 1994, net of
income taxes of $487                                                          946                     946

Net income                                                                              7,631       7,631

Cash dividend declared
	($0.34 per share)                                                                  (1,250)     (1,250)

Change in unrealized appreciation/
(depreciation) on available-for-sale
securities, net of income tax credit
of $201                                                                      (392)                   (392)
												---------   ---------   ---------   ---------   ---------
Balance, September 30, 1994                        18,387      19,827         554      43,502      82,270

Net income                                                                              2,229       2,229

Cash dividends declared
	($0.13 per share)                                                                    (478)       (478)

Change in unrealized appreciation/
(depreciation) on available-for-sale
securities, net of income tax credit
of $166                                                                      (321)                   (321)
												---------   ---------   ---------   ---------   ---------
Balance, December 31, 1994                         18,387      19,827         233      45,253      83,700

Exercise of stock options--2,000 shares                10          10                                  20

Common Stock issued in connection with
purchase of Dumas Bancshares, Inc.
  (137,234 shares @$25.50 per share)                  686       2,814                               3,500

Net income                                                                              7,316       7,316

Cash dividends declared
  ($0.43 per share)                                                                    (1,623)     (1,623)

Change in unrealized appreciation/
(depreciation) on available-for-sale
securities, net of income taxes
of $267                                                                       433                     433
												---------   ---------   ---------   ---------   ---------
Balance, September 30, 1995                    $   19,083  $   22,651  $      666  $   50,946  $   93,346
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


NOTE 2: INVESTMENT SECURITIES

	The amortized cost and fair value of investments in debt securities that are Held to Maturity and Available For Sale are as follows:

								  September 30, 1995                               December 31, 1994
					 ----------------------------------------------------------------------------------------------
									Gross       Gross                               Gross       Gross
(Dollars in           Amortized   Unrealized  Unrealized    Fair      Amortized  Unrealized   Unrealized    Fair
  Thousands)            Cost        Gains      (Losses)     Value       Cost        Gains      (Losses)     Value
-------------------------------------------------------------------------------------------------------------------
Held to Maturity

U.S. Treasury        $   71,372  $    1,651  $    (263)  $   72,760  $   74,544  $      349  $  (1,479)  $   73,414
U.S. Government
  agencies               31,268         600        (57)      31,811      13,375          32       (289)      13,118
Mortgage-backed
  securities              6,579          31       (104)       6,506       3,551           6       (244)       3,313
State and political
  subdivisions           55,329       1,317       (366)      56,280      50,904         577     (1,962)      49,519
Other securities            436           3         --          439
					  ---------   ---------   --------    ---------   ---------   ---------   --------    ---------
					 $  164,984  $    3,602  $    (790)  $  167,796  $  142,374  $      964  $  (3,974)  $  139,364
					  =========   =========   ========    =========   =========   =========   ========    =========
Available For Sale

U.S. Treasury        $   38,790  $      359  $     (14)  $   39,135  $   25,701  $       96  $    (202)  $   25,595
U.S. Government
  agencies                1,600          14         (5)       1,609       1,002           3         --        1,005
State and political
  subdivisions              101          --         --          101          --          --         --           --
Other securities          2,909         701         (2)       3,608       2,554         457         (1)       3,010
					  ---------   ---------   --------    ---------   ---------   ---------   --------    ---------
					 $   43,400  $   1,074   $     (21)  $   44,453  $   29,257  $      556  $    (203)  $   29,610
					  =========   ========    ========    =========   =========   =========     =======   =========

Maturities of investment securities at September 30, 1995

												 Held to Maturity        Available for Sale
												Amortized      Fair     Amortized      Fair
(Dollars in Thousands)                            Cost        Value       Cost        Value
----------------------------------------------------------------------------------------------
One year or less                               $   31,766  $   31,850  $   26,608  $   26,682
After one through five years                       77,527      79,417      13,883      14,163
After five through ten years                       42,330      42,663          --          --
After ten years                                     6,346       6,921          --          --
Mortgage-backed securities not due
	on a single maturity date                       6,579       6,506          --          --
Other securities                                      436         439       2,909       3,608
												---------   ---------   ---------   ---------
											   $  164,984  $  167,796  $   43,400  $   44,453
												=========   =========   =========   =========

	The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $96,322,000 at September 30, 1995, and $70,981,000 at December 31, 1994. The approximate fair value of pledged securities amounted to $98,249,000 at September 30, 1995 and $70,217,000 at December 31, 1994.

	The book value of securities sold under agreements to repurchase amounted to $1,159,000 and $196,000 for September 30, 1995 and December 31, 1994,
respectively.

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

	During the third quarter of 1995, there were no unrealized gains or losses on trading securities.

	During the first nine months of 1995 and 1994, there were no securities sold. The gross realized gains and losses shown in the table below were the result of called bonds.

								September 30,       September 30,
(Dollars in Thousands)             1995                1994
-----------------------------------------------------------------
Proceeds from sales             $        --         $        --
								 ----------          ----------
Gross gains                              35                 134
Gross losses                             --                   4
								 ----------          ----------
Securities gains (losses)       $        35         $       130
								 ==========          ==========

	Approximately 13 percent of the state and political subdivision securities are rated A or above. Of the remaining securities, most are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.


NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

	The various categories are summarized as follows:

													September 30,   December 31,
(Dollars in Thousands)                                 1995            1994
---------------------------------------------------------------------------------
Loans:
	Consumer:
		Credit card                                 $  146,780     $  164,501
		Student loan                                    58,654         62,836
		Other consumer                                  54,515         40,739
	Real estate:
		Construction                                    13,029          6,232
		Single family residential                       53,051         43,629
		Other commercial                                58,771         44,141
	Commercial:
		Commercial                                      33,168         29,047
		Agricultural                                    36,886         16,048
		Financial institutions                          10,662          6,681
	Other                                                2,278          5,122
													 ---------      ---------
		Total loans before unearned discount and
		  allowances for loan losses                   467,794        418,976
	Unearned discount                                     (811)          (584)
	Allowance for loan losses                           (8,338)        (7,790)
													 ---------      ---------
			Net Loans                               $  458,645     $  410,602
													 =========      =========

			During the third quarter of 1995, foreclosed assets held for sale decreased to $1,047,000 and are carried at the lower of cost or fair market value.  Non-accrual loans and other non-performing loans for the Corporation at September 30, 1995, were $1,491,000 and $848,000, respectively, bringing the total of non-performing assets to $3,386,000.

													September 30,   December 31,
(Dollars in Thousands)                                  1995           1994
--------------------------------------------------------------------------------
Allowance for Loan Losses:
	Balance, beginning of year                       $   7,790      $   7,430
	Additions
		Provision charged to expense                     1,407          1,575
		Allowance for loan losses of
			acquired institutions                          350
													  --------       --------
														 9,547          9,005
	Deductions
		Losses charged to allowance, net of
		  recoveries of $373,000 and $300,000 for
		  the first nine months of 1995 and 1994,
		  respectively                                   1,209          1,294
													  --------       --------
	Balance, September 30                            $   8,338      $   7,711
													  ========       --------
			   Additions
		Provision charged to expense                                      475
																	 --------
																		8,186
	Deductions
		Losses charged to allowance,
		net of recoveries of $120,000
		  for the last three months of
		  1994                                                            396
																	 --------
Balance, end of year                                                $   7,790
																	 ========

			As of January 1, 1995, the Corporation adopted Statement of
Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for
Impairment of a Loan.  SFAS 114 requires discounting expected future cash flows to measure impairment of certain loans, or, as a practical expedient, impairment measurements based on the loan's observable market price or the fair value of collateral if the loan is collateral dependent.  The adoption of SFAS 114 did not increase the 1995 loan loss provision.

			Total impaired loans at December 31, 1994, were $3,766,000.  At that time, $587,000 of the allowance for loan losses related to those loans.
All impaired loans had designated reserves for possible loan losses.

			At September 30, 1995, impaired loans totaled $3,415,000, all of which had reserves allocated.  An allowance of $649,000 for possible losses related to those loans.

			Interest of $88,000 was recognized on average impaired loans of
$3,495,000 as of September 30, 1995.  No interest was recognized on impaired loans on a cash basis during the first nine months of 1995.


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

	On August 1, 1995, the acquisition of Dermott State Bank Bancshares, Inc.
(DSBB), located in Dermott, Arkansas, was completed by Simmons First National Corporation in a cash transaction valued at approximately $2.4 million. DSBB, the single-bank holding company for Dermott State Bank, had at the time of acquisition approximately $20 million in consolidated assets. Dermott State
Bank became Simmons First Bank of Dermott and has continued to operate as a subsidiary bank of the Corporation.


NOTE 5: CERTAIN TRANSACTIONS

	From time to time the Corporation and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families, and from time to time directors, officers and their associates and members of their immediate families have placed deposits with Simmons First National Bank, Simmons First Bank of Lake Village, Simmons First Bank of Jonesboro, Simmons First Bank of Dumas and Simmons First Bank of Dermott. Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.


NOTE 6: STOCK OPTIONS

	As of September 30, 1995, 80,000 shares of common stock of the Corporation had been granted through an employee stock option incentive plan. There were 51,600 exercisable options at the end of the third quarter and 2,000 shares had been issued upon exercise of options.


NOTE 7: ADDITIONAL CASH FLOW INFORMATION

								  Nine Months Ended
									September 30,
(Dollars in Thousands)             1995        1994
-------------------------------------------------------
Interest paid                  $   16,365  $   11,790

Income taxes
	paid                       $    3,031   $   3,209


NOTE 8: INCOME TAXES

	The provision for income taxes is comprised of the following components:

											September 30,   September 30,
(Dollars in Thousands)                          1995            1994
--------------------------------------------------------------------------
Income taxes currently payable               $   3,135      $   3,079
Increase in future income tax benefits             (51)          (107)
											  --------       --------
Provision for income taxes                   $   3,084      $   2,972
											  ========       ========

	The tax effects of temporary differences related to deferred taxes shown on the balance sheet are:

												 September 30,   December 31,
(Dollars in Thousands)                               1995           1994
-----------------------------------------------------------------------------
Deferred tax assets:
	Allowance for loan losses                     $   3,012     $   2,744
	Valuation adjustment of foreclosed assets
	  held for sale                                     222           281
	Deferred compensation payable                       370           373
	Deferred loan fee income                            765           773
	Other                                               631           645
												   --------      --------
	 Total deferred tax assets                        5,000         4,816
												   --------      --------
Deferred tax liabilities:
	Accumulated depreciation                           (595)         (405)
	Available-for-sale securities                      (324)         (120)
												   --------      --------
		Total deferred tax liabilities                 (919)         (525)
												   --------      --------
Net Deferred tax assets before
	valuation allowance                           $   4,081     $   4,291
												   --------      --------
Valuation allowance:
	Beginning balance                                    --          (564)
	Change during period                                 --           564
												   --------      --------
	Ending balance                                       --            --
												   --------      --------
Net deferred tax asset                            $   4,081     $   4,291
												   ========      ========

			A reconciliation of income tax expense at the statutory rate to the Corporation's actual income tax expense is shown below:

													 September 30,   September 30,
(Dollars in Thousands)                                  1995            1994
----------------------------------------------------------------------------------
Computed at the statutory rate (34%)                 $   3,770       $   3,039
Increase (decrease) resulting from:
	Tax exempt income                                     (736)           (614)
	Liquidation of foreclosed assets held for sale                         457
	Other difference, net                                   50              90
													  --------        --------
Actual tax provision                                 $   3,084       $   2,972
													  ========        ========

NOTE 9: TIME DEPOSITS

	Time deposits include approximately $93,145,000 and $55,222,000 of certificates of deposit of $100,000 or more at September 30, 1995, and December 31, 1994, respectively.


NOTE 10:    COMMITMENTS AND CREDIT RISK

	The five affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 31.4% and 39.3% of the portfolio, as of September 30, 1995 and December 31, 1994, respectively.

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

	At September 30, 1995 and December 31, 1994, the Corporation had outstanding commitments to originate loans aggregating approximately $74,802,000 and $47,733,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $45,974,000 and $16,519,000 at September 30, 1995 and December 31, 1994, respectively, with the remainder at floating market rates.

	Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $1,343,000 and $918,000 at September 30, 1995 and December 31, 1994, respectively, with terms ranging from 90 days to one year.

	Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on balance sheet instruments.

	At September 30, 1995, the Corporation had granted unused lines of credit to borrowers aggregating approximately $4,542,000 and $162,812,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1994, unused lines of credit to borrowers aggregated approximately $4,568,000 for commercial lines and $143,563,000 for open-end consumer lines, respectively.

	Mortgage loans serviced for others totaled $1,206,339,000 and $1,228,311,000 at September 30, 1995 and December 31, 1994, respectively, of which mortgage-backed securities serviced totaled $1,136,790,000 and $1,027,855,000 at September 30, 1995 and December 31, 1994, respectively. Simmons First National Bank serviced VA loans subject to certain recourse provisions totaling approximately $145,185,000 and $156,650,000, at September 30, 1995 and December 31, 1994, respectively. A reserve was established for potential loss obligations, based on management's evaluation of historical losses, as well as prevailing and anticipated economic conditions, giving consideration for specific reserves. As of September 30, 1995 and December 31, 1994, this reserve balance was $41,000 and $210,000, respectively, and is included in other liabilities.


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


NOTE 12:    UNDIVIDED PROFITS

	The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent corporation without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of current year earnings. At September 30, 1995, the bank subsidiaries had approximately $14.1 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies.

	The Federal Reserve Board's risk-based capital guidelines require a minimum risk-adjusted ratio for total capital of 8% at the end of 1992. The Federal Reserve Board has further refined its guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of September 30, 1995, each of the four subsidiary banks met the capital standards for a well-capitalized institution. The Corporation's total capital to total risk-weighted assets ratio was 19.7% at September 30, 1995, well above the minimum required.


	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
						AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

	Net income for the quarter ended September 30, 1995, was $2,670,000, an increase of $17,000, or .64%, over the same period of 1994. Earnings per share for the three-month periods ended September 30, 1995 and September 30, 1994, were $.70 and $.73, respectively. Year-to-date earnings for 1995 were $7,316,000, a decrease of $315,000, or 4.1%, over earnings of the first nine months of 1994. Per share earnings for the nine-month periods ended
September 30, 1995 and 1994, were $1.94 and $2.08, respectively.

	The Corporation's annualized return on average assets (ROA) for the three-month periods ended September 30, 1995 and 1994, were 1.35% and 1.51%, respectively. For the nine-month periods ended September 30, 1995 and 1994, annualized ROA were 1.31 and 1.44%, respectively. Annualized return on equity
(ROE) for the same nine-month periods were 10.83% and 12.86%, respectively.

	Net interest income, the difference between interest income and interest expense, for the three-month period ended September 30, 1995, increased $884,000, or 11.9%, when compared to the same period in 1994. During the third quarter, interest income increased $3,179,000, or 24.5%, and interest expense increased $2,295,000, or 55.2%, when compared to the same period in 1994. Total interest income figures for the nine months ended September 30, 1995 and 1994, were $40,876,000 and $33,707,000, respectively. Total interest expense for this same period in 1995 increased $5,588,000 to $17,405,000, resulting in a net interest income of $23,471,000, a 7.2% increase during the nine-month period in 1995, when compared to the same period figures of 1994. These increases in net interest income can be attributed to an increase in the Corporation's interest margin.

	Continued improvement in asset quality resulted in a reduction in the provision for loan losses for the third quarter of 1995, to $506,000, compared to $525,000 for the same period of 1994, resulting in a $19,000, or 3.6%, decrease. The year-to-date provision for loan losses decreased $168,000, to $1,407,000 from $1,575,000 at September 30, 1994, a 10.7%
reduction.

	Non-interest income for the third quarter ending at September 30, 1995 was $6,114,000, a reduction of $47,000, or .8%, from the same period in 1994. For the nine-month periods ended September 30, 1995 and 1994, non-interest income was down 6.0% to 18,045,000 from $19,197,000. This is primarily attributable to reduced profits in the mortgage, dealer bank, and bank card operations as a result of the unstable interest rate environment that has existed.

	During the three months ended September 30, 1995, non-interest expense increased $682,000, or 7.3%, over the same period in 1994. For the first nine months of 1995 and 1994, non-interest expense was $29,709,000 and $28,909,000, respectively. This $800,000 increase is related to the acquisitions completed in 1995.

	At September 30, 1995, total assets for the Corporation were $797,375,000, an increase of $84,113,000, or 11.8%, from the same figure at December 31, 1994. Deposits at September 30, 1995, totaled $669,597,000, an increase of $86,059,000, or 14.7%, from the same figure at December 31, 1994.

	Stockholders' equity at the end of the quarter was $93,346,000, an increase of $9,646,000, or 11.5%, from the December 31, 1994 figure.


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

	Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At September 30, 1995, each bank was within established guidelines and total corporate liquidity was strong.
At September 30, 1995, cash and due from banks, securities available for sale, federal funds sold and securities purchased under agreements for resale, and mortgage loans held for sale were 14.7% of total assets.


			   REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

							BAIRD, KURTZ & DOBSON

						Certified Public Accountants
							  200 East Eleventh
							Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

	We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 7 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994, in accordance with standards established by the American Institute of Certified Public Accountants.

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

	We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 27, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





											  BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
November 3, 1995


								SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


								  SIMMONS FIRST NATIONAL CORPORATION
								 ------------------------------------
											 (Registrant)



Date:         11/6/95                     /s/ J. Thomas May
		-----------------        ------------------------------------
											J. Thomas May
								 President and Chief Executive Officer



Date:         11/6/95                    /s/ Barry L. Crow
		-----------------        --------------------------------------
								Barry L. Crow, Executive Vice President
										and Chief Financial Officer