Form 10-K
period 1995-12-31
SIMMONS FIRST NATIONAL CORP
filed 1996-03-28
CIK 90498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934 (Fee Required) For the fiscal year ended: December 31, 1995
                                       OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

                                                        Name of Each Exchange
Title of Each Class                                       on Which Registered
    None                                                       None

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

                                    Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock, par value $5.00 per share, held by non-affiliates on March 15, 1996, was approximately $108,243,000.

     The number of shares outstanding of the Registrant's Common Stock as of March 31, 1996 was 3,816,612.

     Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 1996.


                                 FORM 10-K INDEX

Part I

Item 1  Business.............................................................
          The Company and the Banks..........................................
          Competition........................................................
          Employees..........................................................
          Executive Officers of the Company..................................
          Supervision and Regulation.........................................
Item 2  Properties...........................................................
Item 3  Legal Proceedings....................................................
Item 4  Submission of Matters to a Vote of Security-Holders..................


Part II

Item 5  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6  Selected Financial Data..............................................
Item 7  Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................
Item 8  Consolidated Financial Statements and Supplementary Data.............
Item 9  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...............................................


Part III

Item 10 Directors and Executive Officers of the Company......................
Item 11 Executive Compensation...............................................
Item 12 Security Ownership of Certain Beneficial Owners and Management.......
Item 13 Certain Relationships and Related Transactions.......................
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K......


                                     PART I


ITEM 1.   BUSINESS.

The Company and the Banks

     The Simmons First National Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. At December 31, 1995 the Company had consolidated total assets of $839.9 million, consolidated net loans of $463.5 million and total equity capital of $96.8 million. The Company owns five subsidiary banks in Arkansas. Its lead bank, Simmons First National Bank (the "Bank"), is a national bank which has been in operation since 1903. The Bank's primary market area, with the exception of its nationally-provided credit card and mortgage banking services, is the State of Arkansas. The Company also owns four community banks, Simmons First Bank of
Jonesboro ("Simmons/Jonesboro"), and Simmons First Bank of Lake Village ("Simmons/Lake Village"), both acquired in 1984; Simmons First Bank of Dumas ("Simmons/Dumas") and Simmons First Bank of Dermott ("Simmons/Dermott"), both acquired in 1995. The Company's banking subsidiaries conduct their operations through 29 branches located in 15 communities in Arkansas.

     Through its banking subsidiaries, the Company emphasizes retail banking services, and it considers the Bank to be a national leader in providing credit card services. The Bank has offered credit card services since 1967, and at December 31, 1995, the Bank had approximately 169,000 active Visa and MasterCard accounts in all 50 states, the District of Columbia and certain U.S. territories, with outstanding balances totaling $154.81 million, or approximately 33% of total consolidated loans. Approximately 60% of the Bank's cardholders, representing approximately 65% of the aggregate outstanding balances in the credit card portfolio, reside outside the State of Arkansas. The Bank has consistently employed stringent, subjectively-based credit standards in making credit decisions concerning card applicants, rather than using a credit scoring, or statistical profile system typically employed by other credit card issuers. Management believes this individualized approach to decision-making, emphasizing credit histories and individual borrower profiles, has been a significant positive factor in producing a high quality credit card loan portfolio. At December 31, 1995, the Bank's credit card delinquency and net loss ratios were 0.52% and 1.15%, respectively, compared to the national averages of such ratios for all Visa card issuers of 3.87% and 4.26%, respectively. The Bank's credit card delinquency and net loss ratios for 1995 are believed by management to be among the lowest such ratios for all credit card providers in the United States.

     The Bank is a leading provider of guaranteed student loans in Arkansas. The Bank originated approximately $23 million in student loans to over 6,500 borrowers during 1995. On December 31, 1995, the Bank owned and serviced approximately 19,000 outstanding student loans totaling approximately $63 million, or approximately 13% of the Company's total consolidated loans.

     The Company provides mortgage banking services through the Bank's production, sale and servicing of residential real estate mortgages on properties located primarily in the South, Midwest and Southwest United States. At December 31, 1995, the Bank serviced, primarily for others, approximately 27,000 mortgages with an aggregate principal balance of approximately $1.2 billion.

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

     Management believes that the single most important competitive factor in the credit card business is price, in the form of interest rates and membership fees charged to cardholders, discount fees charged to participating merchants, and the level of fees and credits shared with members of the agent bank network for their participation in the Bank's network. Maintenance of the Bank's agent bank network is a key element in maintaining the Bank's strong position in the credit card business in Arkansas.

     Management believes that the Bank's principal competitive strength in both the Arkansas and national markets for new cardholder business has been its low interest rate charged to cardholders which resulted in favorable national recognition. Within the past few years, more Arkansas banks have commenced or recommenced active marketing as a Visa and MasterCard issuer inside and outside the state. Management cannot predict the effect on its credit card business of these and other new entrants into the market, but believes the Bank's continuous participation and experience in this market since 1967 provides it with unique marketing and other strengths in competing for new cardholder business.

     As more credit card issuers have entered the market for merchant customers in Arkansas during the past three years, competition has intensified for merchant customers and their related business, primarily on the basis of price and quality of service. Independent sales organizations employed by out of state processors constitute the majority of this increased competition. While the Banks merchant purchase volume has shown a modest increase for the past three years, management believes that most card issuers in the Arkansas market have experienced declines in their merchant purchase volume and expects the Banks merchant purchase volume will experience a period of flat or declined growth in the future due to these continuing competitive conditions.

     The Company's banking subsidiaries are also in competition with major national and international retail banking establishments, brokerage firms and other financial institutions within and outside Arkansas. Competition with these financial institutions is expected to increase, especially with the passage of legislation authorizing interstate banking.

Employees

     As of March 15, 1996, the Company and its subsidiaries had 649 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.

Executive Officers of the Company

          The following is a list of all executive  officers of the Company.

NAME                       AGE        POSITION                                     YEARS SERVED
------------------------------------------------------------------------------------------------

W. E. Ayres                65       Chairman                                            39

J. Thomas May              49       President and Chief Executive Officer                9

Donald W. Stone            65       Chairman, Simmons First Bank of Jonesboro           37

Barry L. Crow              53       Executive Vice President and                        24
                                    Chief Financial Officer

John L. Rush               61       Secretary                                           28


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

     The Company is subject to certain laws and regulations of the State of Arkansas applicable to bank holding companies, including examination and supervision by the Arkansas Bank Commissioner. Under Arkansas law, a bank holding company is prohibited from owning more than one subsidiary bank, if any subsidiary bank owned by the holding company has been chartered for less than 5 years and, further, requires the approval of the Arkansas Bank Commissioner for any acquisition of more than 10% of the capital stock of any other bank located in Arkansas. No bank acquisition may be approved if, after such acquisition, the holding company would control, directly or indirectly, banks having 25% of the total bank deposits in the State of Arkansas, excluding deposits of other banks and public funds.

     Legislation enacted in 1994, became effective September 29, 1995, which now allows bank holding companies from any state to acquire banks located in any state without regard to state law, provided that the bank holding company (1) is adequately capitalized, (2) is adequately managed, (3) would not control more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in such state, and (4) such bank has been in existence at least five years if so required by the applicable state law.

Subsidiary Banks

     Simmons First National Bank, a national banking association, is subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States ("OCC"). Simmons/Jonesboro, Simmons/Lake Village, Simmons/Dumas and Simmons/Dermott, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation ("FDIC") and the Arkansas State Bank Department. The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount which may be lent to a single borrower.

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

Risk-Weighted Capital Requirements for the Company and the Banks

     After December 31, 1992, banking organizations (including bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. A well capitalized institution is one that has at least a 10% "total risk based capital" ratio. For a tabular summary of the Companys risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

     A banking organization's qualifying total capital consists of two components: Tier 1 Capital (core capital) and Tier 2 Capital (supplementary capital). Tier 1 Capital is an amount equal to the sum of common shareholders' equity, certain preferred stock and the minority interest in the equity accounts of consolidated subsidiaries. For bank holding companies, goodwill and net unrealized gains/losses on available-for-sale debt securities may not be included in Tier 1 Capital. Identifiable intangible assets may be included in Tier 1 Capital for banks and bank holding companies, in accordance with certain further requirements. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 Capital.

     Tier 2 Capital is an amount equal to the sum of the qualifying portion of the allowance for loan losses, certain preferred stock not included in Tier 1, hybrid capital instruments (instruments with characteristics of debt and equity), certain long-term debt securities and eligible term subordinated debt, in an amount up to 50% of Tier 1 Capital. The eligibility of these items for inclusion as Tier 2 Capital is subject to certain additional requirements and limitations of the federal banking agencies.

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

ITEM 2. PROPERTIES.

     The principal property of the Company and the Bank consist of an eleven-story office building, located in the central business district of the city of Pine Bluff, Arkansas. Originally constructed in 1929, the entire building has since been completely renovated and modernized. The building is comprised of approximately 107,000 square feet of floor space, approximately 7,500 square feet of which is leased to a tenant as office space. The office building is situated on approximately one-fourth of a city block, the remainder of which, together with approximately one additional city block of adjacent property, is presently being used as a parking complex for customers of the Company and its subsidiaries, tenants of the Company and its subsidiaries and their customers, and the public. Additional office space was made available in 1980, with the renovation of a storage facility to provide a 9,600 square foot office complex, now housing the Company and its subsidiary real estate and investment departments. In 1992, other office space was made available for the Bank's activities, when the Bank purchased a three-story concrete office building, containing approximately 38,000 square feet of space, across the street from its main bank building in Pine Bluff, Arkansas. The Bank leased a portion of the building prior to purchasing the building. In 1994, the Company completed renovation of that building which is occupied by the credit card, marketing, and human resources divisions. Also in 1994, another 6,000 square feet of space was made available when the Company purchased a three-story brick building adjoining the one purchased in 1992. This added 5,000 square feet of storage in addition to the office space for a total of approximately 11,000 square feet. This facility houses the Company's student loan operation. The Company and the Bank also operate seven drive-in banking facilities, located throughout the city of Pine Bluff, and banking facilities at Watson Chapel, White Hall, Sherrill, Fort Smith, Rogers, Springdale, Bella Vista, as well as the newly acquired offices in Gould, Grady, Star City, and Little Rock, Arkansas. The largest banking facility comprises approximately 4,400 square feet of floor space, and the smallest comprises approximately 300 square feet.

     The principal property of Simmons/Lake Village consist of a one-story building located in the central business area of the city of Lake Village, comprising approximately 6,000 square feet of floor space.

     The principal property of Simmons/Jonesboro, owned by the Company, consist of a three-story building, located in the central business district of the city of Jonesboro, Arkansas, comprising approximately 47,000 square feet of floor space, 14,000 feet of which is available for lease. In addition, Simmons/Jonesboro operates two drive-in banking facilities located in that city.

     The principal property of Simmons/Dumas is a one-story structure, located on the corner of the busiest intersection of Dumas, Arkansas. The building, built in 1973, has been recently remodeled and now has approximately 5,800 square feet of space.

     The principal property of Simmons/Dermott is a one-story structure, approximately 9,400 square feet in size, sitting on a one and one quarter acre plot of land located in the central portion of Dermott, Arkansas. The building, originally built in 1956, has been updated within the past five years. The bank is presently leasing 3,800 square feet of the building to professional firms.

     All of the above properties are owned in fee simple and unencumbered, except (a) approximately one-fourth city block in Pine Bluff, which is leased from various persons for terms expiring in 2007 with options to extend for an additional 50 years, which leased parcels comprise a portion of the parking complex and lie partially under a small portion of a one-floor extension of the main office building, (b) the lands upon which five of the drive-in banking facilities in Pine Bluff are situated, one of which parcel is leased for a term expiring in 1997, two in 2000, one in 2010, and one in 2035, the lands on which one of the Fort Smith and the Bella Vista facility, which are leased for terms expiring in 1997 and 2000, respectively, the offices of the mortgage marketing and dealer bank divisions, located in Little Rock, Arkansas, which comprise approximately 20,000 square feet of a 36,000 square foot, three-story leased building, the lease terms of which expire in 1996, and (c) the building and land described in a preceding paragraph for the banking facility in Jonesboro, which has a first mortgage lien to an insurance company with monthly payments of approximately $12,000 including interest at 9.75%. In 1995, offices in Gould, Grady and Star City, Arkansas, were purchased by the Bank as additional branches.

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

                                     PART II

ITEM 5.       PRICE RANGE OF COMMON STOCK AND DIVIDEND INFORMATION

     The Common Stock is traded and quoted on the over-the-counter NASDAQ National Market System under the symbol "SFNCA." The following table sets forth, for all the periods indicated, cash dividends paid, and the high and low bid prices for the Common Stock as reported by NASDAQ.

                                                 Quarterly
                          Price Per              Dividends
                         Common Share            Per Common
                      High           Low           Share
                  ------------   ------------   ------------
   1995
1st Quarter       $     26.25    $     22.50    $      0.13
2nd Quarter             28.00          25.25           0.15
3rd Quarter             28.25          27.00           0.15
4th Quarter             31.00          27.75           0.16

   1994
1st Quarter       $     27.75    $     22.50    $      0.10
2nd Quarter             25.75          22.50           0.12
3rd Quarter             29.00          25.00           0.12
4th Quarter             28.50          22.00           0.13

     At December 31, 1995, the Common Stock was held of record by approximately 1,243 stockholders. On March 15, 1996, the last sale price for the Common Stock as reported by NASDAQ was $33.75 per share.

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

     The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank in any year, in excess of the sum of net income for that year and retained earnings for the preceding two years, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Lake Village, Simmons/Dumas, and Simmons/Dermott, Arkansas bank regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 50% of the current year earnings. At December 31, 1995, approximately $16.0 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition-Liquidity and Interest Rate Sensitivity," and Note 21 of Notes to Consolidated Financial Statements.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this annual report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 1995, 1994, 1993, 1992, and 1991 were derived from consolidated financial statements of the Company, which were audited by Baird, Kurtz & Dobson. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                 Years ended December 31(1)
(In thousands,                            -------------------------------------------------------------------------
except per share data)                       1995           1994           1993          1992          1991
------------------------------------------------------------------------------------------------------------------
Income statement data:
 Net interest income .................   $    31,764    $    29,259    $    28,450    $    26,525    $    22,536
 Provision for loan losses ...........         2,092          2,050          3,006          3,741          3,552
 Net interest income after provision
   for loan losses ...................        29,672         27,209         25,444         22,784         18,984
 Non-interest income .................        24,365         24,847         26,129         25,578         23,114
 Non-interest expense ................        39,820         38,415         38,711         37,978         34,869
 Income tax expense ..................         4,198          3,781          3,466          2,907          1,929
 Net income ..........................        10,019          9,860          9,396          7,477          5,300

Per share data:
 Earnings ............................          2.65           2.68           2.78           2.60           1.89
 Book value ..........................         25.36          22.76          20.49          18.03          15.83
 Dividends ...........................          0.59           0.47           0.40           0.40           0.37

Balance sheet data at period end:
 Total assets ........................       839,884        713,262        738,760        705,903        673,377
 Total loans, net of unearned discount       471,956        418,392        394,426        367,655        331,062
 Allowance for loan losses ...........         8,418          7,790          7,430          5,748          5,302
 Total deposits ......................       704,768        583,538        610,355        590,409        563,114
 Long term debt and capital notes ....         4,757         12,144         12,178         12,208         12,236
 Total stockholders' equity ..........        96,797         83,700         75,335         51,219         45,460
Capital ratios at period end:
 Leverage (2) ........................         10.91%         11.47%         10.21%          6.90%          6.24%
Tier 1 risk-based ....................         18.63%         19.25%         17.19%         12.27%         10.39%
Total risk-based .....................         20.03%         21.56%         20.01%         15.76%         14.45%

Selected ratios:
 Return on average assets ............          1.30%          1.39%          1.33%          1.09%          0.84%
 Return on average common equity .....         10.95%         12.28%         14.31%         15.43%         12.50%
 Net interest margin (3) .............          4.77%          4.80%          4.75%          4.56%          4.19%
 Allowance/nonperforming loans .......        260.46%        248.73%        177.92%         94.84%        173.78%
 Allowance for loan losses as a
   percentage of average loans .......          1.91%          1.99%          1.88%          1.60%          1.54%
 Nonperforming loans as a percentage
   of period-end loans ...............          0.68%          0.75%          1.06%          1.65%          0.92%
 Net charge-offs as a percentage
   of average total assets ...........          0.24%          0.24%          0.19%          0.48%          0.44%
 Average stockholders' equity to
   average total assets ..............         11.84%         11.31%          9.33%          7.09%          6.75%
 Dividend payout .....................         22.26%         17.54%         14.39%         15.38%         19.58%
----------------------

(1)The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report
(2) Leverage ratio is Tier 1 capital to average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.
(3) Fully taxable equivalent (36.25% for 1995 and 34% for 1994 through 1991)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Simmons First National Corporation (SFNC) is a multi-bank holding company, comprised of five commercial bank subsidiaries, with $839.9 million in assets, as of December 31, 1995.

         The Company achieved record earnings performance in 1995. For the year ended December 31, 1995, net income totaled $10.0 million, a $.1 million, or 1.6%, increase over 1994 net income of $9.9 million. Return on average assets was 1.30% in 1995, compared to 1.39% in 1994, and 1.33% in 1993. Return on average equity was 10.95% in 1995, compared to 12.28% in 1994, and 14.31% in 1993. On a per share basis, net income for 1995 was $2.65, compared to $2.68 in 1994 and $2.78 in 1993. Dividends per share for 1995 were $.59 compared to $.47 in 1994 and $.40 in 1993.

         Stockholders' equity at December 31, 1995, was $96.8 million, an increase of 15.6% over the 1994 amount. The Company issued 805,000 shares of common stock during the second quarter of 1993. Earnings per share presented in the financial statements have been computed to reflect the effects of the additional shares of stock. In addition, 2,000 shares of stock were issued in the second quarter of 1995, relative to exercised stock options.

Acquisitions

         On April 1, 1995, the Company completed the acquisition of Dumas Bancshares, Inc. (DBI) by issuing 137,234 shares of common stock and utilizing cash of $1.5 million in a transaction valued at $5 million. DBI was merged into the Company. DBI owned Dumas State Bank, Dumas, Arkansas, and First State Bank, Gould, Arkansas, with consolidated assets at March 31, 1995, of approximately $42 million. First State Bank, which had branches in Grady and Star City, Arkansas, in addition to its primary location in Gould, Arkansas, was merged into Simmons First National Bank, SFNC's lead bank, and Dumas State Bank became Simmons First Bank of Dumas and has continued to operate as a subsidiary bank of the Company.

         On August 1, 1995, the Company completed the acquisition of Dermott State Bank Bancshares, Inc. (DSBB), located in Dermott, Arkansas, in a cash transaction valued at approximately $2.4 million. DSBB, the single-bank holding company for Dermott State Bank, had at the time of acquisition approximately $20 million in consolidated assets. Dermott State Bank became Simmons First Bank of Dermott and has continued to operate as a subsidiary bank of the Company. DSBB was liquidated into the Company.

Income Statement Review For the Years 1995, 1994 and 1993

         In 1995, the Company reported net earnings of $10.0 million, and earnings per share of $2.65. This compares to net earnings of $9.9 million, and earnings per share of $2.68, reported in 1994. The increase in earnings in 1995 was predominantly the result of an increase in average earning assets of $60.0 million.

  Net Interest Income

         Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned and rates paid, the level of non-performing loans, and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the combined federal and state income tax rate (36.25% for 1995 and 34% for 1994 and 1993).

         For the year ended December 31, 1995, net interest income on a fully taxable equivalent basis was $33.3 million, an increase of approximately $2.7 million, or 8.8%, from 1994 net interest income. The increase in 1995 in net interest income resulted primarily from a $60.0 million increase in average earning assets, coupled with a continuing stable net interest margin. For the year ended December 31, 1994, net interest income on a fully taxable equivalent basis increased approximately $.7 million, or 2.5%, from comparable figures in 1993. This increase in 1994 in net interest income resulted primarily from a $9.9 million increase in average earning assets, coupled with an increase in net interest margin. The tables below reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 1995, 1994 and 1993, respectively, as well as changes in fully taxable equivalent net interest income for the years 1995 vs. 1994 and 1994 vs. 1993.

                         Analysis of Net Interest Income
                        (FTE = Fully Taxable Equivalent)

                                                   Years Ended December 31
                                              ----------------------------------
(In thousands)                                   1995        1994        1993
--------------------------------------------------------------------------------

Interest income ............................    $56,229     $45,727     $44,394
FTE adjustment .............................      1,551       1,373       1,434
                                                -------     -------     -------

Interest income - FTE ......................     57,780      47,100      45,828
Interest expense ...........................     24,465      16,468      15,944
                                                -------     -------     -------

Net interest income - FTE ..................    $33,315     $30,632     $29,884
                                                =======     =======     =======

Yield on earning assets - FTE ..............       8.27%       7.38%       7.29%

Cost of interest-bearing liabilities .......       4.28%       3.20%       3.11%

Net interest spread - FTE ..................       3.99%       4.18%       4.18%

Net interest margin - FTE ..................       4.77%       4.80%       4.75%

             Changes in Fully Taxable Equivalent Net Interest Income

(In thousands)                                        1995 vs. 1994  1994 vs. 1993
-----------------------------------------------------------------------------------
Increase due to change in
  earning assets .................................       $ 4,718        $ 1,407
Increase (decrease) due to change in
  earning asset yields ...........................         5,962           (135)
Increase due to change in interest
  rates paid on interest-bearing
  liabilities ....................................        (7,569)        (1,040)
Increase (decrease) due to change in
  interest-bearing liabilities ...................          (428)           516
                                                         -------        -------

Increase in net interest income ..................       $ 2,683        $   748
                                                         =======        =======

         The following table shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount, and the average rate earned or expensed for each of the years in the three-year period ending December 31, 1995. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

     UnderFinancial Accounting Standard Board Statement No. 91 (FAS 91), loan fees and related costs are deferred and amortized as part of interest income.

          Average Consolidated Balance Sheets and Net Interest Analysis
                        (Fully Taxable Equivalent Basis)

                                                               Years Ended December 31
                           ---------------------------------------------------------------------------------------------
                                       1995                             1994                           1993
                           ------------------------------   ----------------------------  ------------------------------
                            Average   Income/    Yield/      Average   Income/   Yield/    Average    Income/   Yield/
(In thousands)              Balance   Expense     rate       Balance   Expense    rate     Balance    Expense    rate
------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning assets
  Interest-bearing
   balances due from
   banks ................   $  2,069   $    120    5.82%    $  1,408  $     55    3.88%    $    856   $     27    3.15%
Federal funds sold ......     33,571      1,858    5.54%      27,812     1,218    4.38%      23,345        738    3.16%
Investment securities -
  taxable:
  Held-to-maturity ......    105,366      6,949    6.60%      91,858     5,696    6.20%     161,281     10,234    6.32%
  Available-for-sale ....     45,505      3,131    6.88%      46,601     2,803    6.02%
Investment securities -
  non-taxable:
  Held-to-maturity ......     54,057      4,375    8.09%      50,605     4,027    7.96%      45,681      3,945    8.64%
Available-for-sale ......        107          3    2.75%        --        --                   --         --
Mortgage loans held for
  sale, net of unrealized
  gains (losses) ........     16,383      1,250    7.63%      27,957     2,081    7.44%      31,634      2,236    7.07%
Assets held in trading
  accounts ..............      1,513         88    5.83%       1,687       103    6.11%       2,350        166    7.06%
Loans - non-taxable .....      2,159        244   11.28%       2,174       242   11.12%       2,483        273   10.98%
Loans - taxable .........    437,950     39,762    9.08%     388,327    30,875    7.95%     360,922     28,209    7.82%
                            --------   --------             --------  --------             --------   --------
     Total interest
      earning assets ....    698,680   $ 57,780    8.27%     638,429  $ 47,100    7.38%     628,552   $ 45,828    7.29%
                                       ========                       ========                        ========
Non-earning assets ......     74,023                          71,377                         75,592
                            --------                        --------                       --------
     Total assets .......   $772,703                        $709,806                       $704,144
                            ========                        ========                       ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Liabilities
  Interest bearing
     liabilities
  Interest bearing
     transaction and
     savings accounts ...   $235,411   $  6,167    2.62%    $232,351  $  5,248    2.26%    $200,122   $  5,232    2.61%
  Time deposits .........    300,530     16,097    5.36%     241,786     9,223    3.81%     268,739      9,019    3.36%
                            --------   --------             --------  --------             --------   --------
     Total interest-
      bearing deposits ..    535,941     22,264    4.15%     474,137    14,471    3.05%     468,861     14,251    3.04%
Federal funds purchased
  and securities sold
  under agreements to
  repurchase ............     24,862      1,308    5.26%      24,021       962    4.00%      28,517        841    2.95%
Other borrowed funds
  Short-term debt .......      1,511         92    6.06%       4,001       163    4.07%       2,764         79    2.86%
  Long term debt ........      1,124        110    9.78%       1,161       122   10.49%       1,192        113    9.48%
Capital notes ...........      7,853        691    8.80%      11,000       750    6.82%      11,000        660    6.00%
                            --------   --------             --------  --------             --------   --------
     Total interest-bearing
      liabilities .......    571,291     24,465    4.28%     514,320    16,468    3.20%     512,334     15,944    3.11%
                                       --------                       --------                        --------
Non-interest bearing
  liabilities
  Non-interest bearing
   deposits .............     99,839                         105,856                        116,744
Other liabilities .......     10,067                           9,323                          9,383
                            --------                        --------                       --------
     Total liabilities ..    681,197                         629,499                        638,461
                            --------                        --------                       --------
Stockholders' equity ....     91,506                          80,307                         65,683
                            --------                        --------                       --------
     Total liabilities and
      stockholders' equity  $772,703                        $709,806                       $704,144
                            ========                        ========                       ========
Net interest margin .....              $ 33,315    4.77%              $ 30,632    4.80%               $ 29,884    4.75%
                                       ========                       ========                        ========

     The following table shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 1995 and 1994, as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

                              Volume/Rate Analysis

                                                                Years Ended December 31
                                                 1995 over 1994                        1994 over 1993
                                       -----------------------------------  ----------------------------------
                                                      Yield/                               Yield/
(In thousands)                           Volume        rate       Total        Volume       rate      Total
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in

Interest income
  Interest-earning time deposits ....   $     31    $     34    $     65    $     21    $      7    $     28
  Federal funds sold ................        281         359         640         159         321         480
  Investment securities - taxable
    Held-to-maturity ................        875         378       1,253      (4,305)       (233)     (4,538)
    Available-for-sale ..............        (64)        392         328       3,406        (603)      2,803
  Investment securities - non-taxable
    Held-to-maturity ................        278          70         348         303        (221)         82
    Available-for-sale ..............          3        --             3        --          --          --
  Mortgage loans held for delivery
     against commitments ............       (884)         53        (831)       (282)        127        (155)
  Trading account securities ........        (10)         (5)        (15)        (43)        (20)        (63)
  Loans - non-taxable ...............         (2)          4           2         (35)          4         (31)
  Loans, net of unearned discount ...      4,210       4,677       8,887       2,183         483       2,666
                                        --------    --------    --------    --------    --------    --------

  Total .............................      4,718       5,962      10,680       1,407        (135)      1,272
                                        --------    --------    --------    --------    --------    --------

Interest expense
  Interest-bearing transaction &
    savings accounts ................         70         849         919         101         (85)         16
  Time deposits .....................      2,595       4,279       6,874        (561)        765         204
  Federal funds purchased
    and securities sold under
    agreements to repurchase ........         34         312         346         (96)        217         121
  Other borrowed funds
    Short-term debt .................       (337)        266         (71)         43          41          84
    Long-term debt ..................         (4)          1          (3)         (3)         12           9
    Capital notes ...................     (1,930)      1,862         (68)       --            90          90
                                        --------    --------    --------    --------    --------    --------

    Total ...........................        428       7,569       7,997        (516)      1,040         524
                                        --------    --------    --------    --------    --------    --------
Increase (decrease) in
 net interest income ................   $  4,290    $ (1,607)   $  2,683    $  1,923    $ (1,175)   $    748
                                        ========    ========    ========    ========    ========    ========

Provision for Loan Losses

           The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for 1995 was $2.1 million , which was a slight increase, when compared to the provision in 1994, reflecting a continuing improvement in asset quality. The provision for 1995 and 1994 resulted in an increase in the coverage ratio (90 day past-due and nonaccrual loans) for nonperforming loans to approximately 260% and 249% at December 31, 1995 and 1994, respectively, compared to 178% at December 31, 1993. The provision for 1994 was $2.1 million, a decrease of $1.0 million, or 31.8%, from 1993. Nonperforming loans increased slightly to a level of $3.2 million at December 31, 1995, compared to $3.1 million at December 31, 1994.

Non-Interest Income

            Total non-interest income was $24.4 million in 1995, compared to $24.8 million in 1994 and $26.1 million in 1993. Non-interest income is principally derived from three sources: fee income, which includes service charges on deposit accounts, trust fees, credit card fees, and loan servicing fees; income on the sale of mortgage loans and dealer bank profits; and any gain or loss on sold or called securities.

     The table below shows non-interest income for the years ended December 31, 1995, 1994 and 1993, respectively, as well as changes in 1995 from 1994 and in 1994 from 1993.

                               Non-Interest Income

                                           Years Ended December 31             1995                 1994
                                      ---------------------------------     Change from         Change from
(In thousands)                           1995        1994        1993          1994                 1993
----------------------------------------------------------------------------------------------------------------

Trust department income ...........   $  1,790   $  1,763    $  1,807   $     27    1.53%    $   (44)    -2.43%
Service charges on deposit accounts      2,768      2,263       2,296        505   22.32%        (33)    -1.44%
Other service charges and fees ....        825        853         879        (28)   3.28%        (26)    -2.96%
Income on sale of mortgage loans,
  net of commissions ..............        325       (758)      1,618      1,083  142.88%     (2,376)  -146.85%
Income on investment banking,
  net of commissions ..............      1,017      1,247         767       (230)  18.44%        480     62.58%
Credit card fees ..................     10,114     10,636      10,867       (522)   4.91%       (231)    -2.13%
Loan service fees .................      6,092      6,817       7,322       (725)  10.64%       (505)    -6.90%
Other income ......................      1,400      1,896         433       (496)  26.16%      1,463    337.88%
Net realized gains on sold or
  called securities ...............         34        130         140        (96)  73.85%        (10)    -7.14%
                                      --------   --------    ---------  --------             --------

     Total non-interest income ....   $ 24,365   $ 24,847    $ 26,129   $   (482)   1.94%    $ (1,282)   -4.91%
                                      ========   ========    =========  ========             ========

        Fee income for 1995 was $21.6 million, a decrease of $.7 million, or 3.3%, when compared with 1994 figures. Fee income for 1994 was $22.3 million, a decrease of $.8 million, or 3.6%, when compared with 1993 figures. The decrease in fee income for 1995 and 1994 is primarily due to a decrease in the volume of credit card fees, resulting from the increase in national competition. In 1995, credit card fees decreased $.5 million from the 1994 level. Loan service fees decreased $.7 million in 1995 and $.5 million in 1994, primarily due to a lower volume of mortgage loans and an increase in mortgage servicing amortization expense.

        On the consolidated statements of income, income from the sale of mortgage loans and dealer bank profits is presented net of commissions. The income recorded in these accounts results from the Company's dealer bank operation, as well as fee income associated with the purchase of single family residential loans, the securitization of those loans, and subsequent sale and delivery of those securities against prior commitments. For 1995, income from these areas totaled $1.3 million, compared to $.5 million in 1994 and $2.4 million in 1993. The reduction in 1994, as compared to 1993, is primarily attributable to a mortgage marketing loss of $1.0 million and reduced profits in the dealer bank operation. The resulting reduced level of operating income for these two operations for 1994 can be directly attributed to the negative impact of rising interest rates on the nation's mortgage and securities markets. The overall reduction in mortgage income for 1994 was partially offset by a third quarter sale of a portion of the Bank's servicing rights, which resulted in other income of $.7 million.

       During 1995, the Company adopted Statement of Financial Accounting Standards Board No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights". FAS 122 requires that mortgage servicing rights retained for originated mortgage loans that are sold or securitized be capitalized based on the cost of those servicing rights. The adoption of FAS 122 did not have a material affect on the Company's financial position or the results of its operation.

   Non-Interest Expense

        Non-interest expense consists of salaries and employee benefits, occupancy, equipment and other expenses necessary for the operation of the Company. Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures that have been installed over the past seven years. The Company utilizes an extensive profit planning and reporting system involving all affiliates and their respective functional responsibility centers. Affiliate banks and associated responsibility centers develop detailed monthly and annual profit plans, including manpower and capital expenditure budgets, based on a needs assessment of the business plan for the upcoming year. These profit plans are subject to extensive initial reviews and monitored by the Company and bank management on a monthly basis. Variances from the plan are reviewed in detail monthly and, when required, management takes corrective action intended to ensure financial goals are met. Company management also regularly monitors staffing levels at each affiliate, to ensure productivity and overhead are in line with existing workload requirements.

        Non-interest expense for 1995 was $39.8 million, an increase of $1.4 million, or 3.7%, from 1994. Non-interest expense for 1994 was $38.4 million, a decrease of $.3 million, or .8%, from 1993. The increase in non-interest expense in 1995, compared to 1994, primarily reflects the effect of the two acquisitions completed in 1995.

        The table below shows non-interest expense for the years ended December 31, 1995, 1994 and 1993, respectively, as well as changes from 1995 to 1994 and 1994 to 1993, respectively.

                              Non-Interest Expens

                                    Years Ended December 31           1995               1994
                                 ----------------------------      Change from       Change from
(In thousands                      1995     1994      1993            1994               1993
------------------------------------------------------------------------------------------------------

Salaries and employee benefits   $21,192   $20,104   $19,609   $ 1,088     5.41%  $   495      2.52%
Occupancy expense, net .......     2,512     2,043     1,937       469    22.96%      106      5.47%
Furniture & equipment expense      2,167     1,964     1,969       203    10.34%       (5)    -0.25%
Loss on foreclosed assets ....     1,401     1,641     2,336      (240)  -14.63%     (695)   -29.75%

Other operating expense
  Professional services ......     1,400     1,634     1,530      (234)  -14.32%      104      6.80%
  Postage ....................     1,319     1,234     1,267        85     6.89%      (33)    -2.60%
  Telephone ..................       841       771       783        70     9.08%      (12)    -1.53%
  Credit card expense ........     1,445     1,458     1,163       (13)   -0.89%      295     25.37%
  Operating supplies .........       846       695       954       151    21.73%     (259)   -27.15%
  FDIC insurance .............       830     1,307     1,293      (477)  -36.50%       14      1.08%
  Miscellaneous expenses .....     5,867     5,564     5,870       303     5.45%     (306)    -5.21%
                                 -------   -------   -------   -------            -------

    Total non-interest expense   $39,820   $38,415   $38,711   $ 1,405     3.66%  $  (296)    -0.76%
                                 =======   =======   =======   =======            =======

   Income Taxes

        The provision for income taxes for 1995 was $4.2 million, compared to $3.8 million in 1994 and $3.5 million in 1993. The effective income tax rates for the years ended 1995, 1994 and 1993 were 29.5%, 27.8% and 27.0%, respectively.

Balance Sheet Review For the Years 1995 and 1994

   Loan Portfolio

        The Company's loan portfolio averaged $440.1 million during 1995 and $391.2 million during 1994. As of December 31, 1995, total loans were $472.0 million, compared to $418.4 million on December 31, 1994. The most significant components of the loan portfolio were loans to individuals, in the form of credit card loans, student loans, and single family residential real estate loans. The figures for 1995 include $28.4 million in loans as a result of the Company's two acquisitions.

        The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an adequate allowance for loan losses, and regularly reviewing loans through the internal loan review process. The loan portfolio is diversified by borrower, purpose, industry and, in the case of credit card loans, which are unsecured, by geographic region. The Company seeks to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default. The Company uses the allowance for loan losses as a method to value the loan portfolio at its estimated collectible amount. Loans are regularly reviewed, to facilitate the identification and monitoring of deteriorating credits.

        Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $275.5 million at December 31, 1995, or 58.4% of total loans, compared to $268.1 million, or 64.1% of total loans at December 31, 1994. At year end, 1995, credit card loans were $154.8 million, or 32.8% of total loans, versus $164.5 million, or 39.3% of total loans at December 31, 1994. The decrease relates, in part, to increased competition from national credit card companies offering short-term incentive rates to new customers.

        At the end of 1995, commercial, agricultural and financial institution loans were $66.2 million, or 14.0% of total loans, a 27.8% increase from 1994 year end's $51.8 million. Real estate construction and land development loans at December 31, 1995, were $15.2 million, or 3.2% of total loans, compared to $6.2 million, or 1.5% of total loans at the end of 1994. Single family real estate loans at December 31, 1995, were $54.3 million, or 11.5% of total loans, compared to $43.6 million, or 10.4% of total loans at December 31, 1994.

        During 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, (FAS 114), "Accounting by Creditors for Impairment of a Loan", which requires that impaired loans be measured, based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The adoption of FAS 114 did not have a material impact on financial results.

        The amount of loans outstanding at the indicated dates are reflected in the following table, according to type of loan.

                                 Loan Portfolio

                                                      Years Ended December 31
                              --------------------------------------------------------------
(In thousands)                   1995        1994         1993         1992          1991
--------------------------------------------------------------------------------------------
Consumer
  Credit card .............   $ 154,808    $ 164,501    $ 168,673    $ 162,251    $ 123,593
  Student loan ............      63,492       62,836       65,379       58,727       54,957
  Other consumer ..........      57,166       40,739       36,763       31,878       32,706
Real estate
  Construction ............      15,177        6,232        6,281        4,708        2,784
  Single family residential      54,341       43,629       36,651       42,177       50,866
  Other commercial ........      59,012       44,141       37,853       27,991       24,509
Commercial
  Commercial ..............      36,553       29,047       20,007       20,833       21,787
  Agricultural ............      20,588       16,048       16,088       12,917       13,282
  Financial institutions ..       9,058        6,681        3,087        3,142        3,155

Other .....................       2,546        5,122        3,998        3,475        3,931
                              ---------    ---------    ---------    ---------    ---------

Total loans ...............     472,741      418,976      394,780      368,099      331,570
Unearned discount .........        (785)        (584)        (354)        (444)        (508)
                              ---------    ---------    ---------    ---------    ---------

    Total loans, net of
      unearned discount ...   $ 471,956    $ 418,392    $ 394,426    $ 367,655    $ 331,062
                              =========    =========    =========    =========    =========


        The following table reflects the remaining maturities of loans at December 31, 1995.

                                 Loan Maturities

                                                     Over 1
                                                      year
                                         1 year      through     Over
(In thousands)                           or less     5 years    5 years     Total
------------------------------------------------------------------------------------

Commercial, financial and agricultural   $ 46,837   $ 18,692   $    670   $ 66,199
Real estate - construction ...........      9,359      1,775      4,043     15,177
Other ................................    272,617     93,158     24,805    390,580
                                         --------   --------   --------   --------

     Total ...........................   $328,813   $113,625   $ 29,518   $471,956
                                         ========   ========   ========   ========


        The following table reflects maturities for the above loans, segregated by interest rate type.

                                 Loan Repricing

                                 Over 1
                                  year
                      1 year     through     Over
(In thousands)        or less    5 years    5 years    Total
----------------------------------------------------------------

Predetermined rate   $ 76,679   $112,997   $ 29,491   $219,167
Floating rate ....    252,134        628         27    252,789
                     --------   --------   --------   --------

     Total .......   $328,813   $113,625   $ 29,518   $471,956
                     ========   ========   ========   ========

   Asset Quality

             A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans. This includes nonaccrual loans and certain loans identified by management.

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

                              Nonperforming Assets

                                                             Years Ended December 31
                                          ------------------------------------------------------
(In thousands)                              1995        1994       1993       1992        1991
------------------------------------------------------------------------------------------------

Nonaccrual loans .......................   $ 1,638    $ 2,052    $ 2,813    $ 4,374    $ 1,260
Loans past due 90 days or more
 (principal or interest payments) ......     1,594        965      1,019      1,337      1,791
Restructured ...........................      --          115        344        350       --
                                           -------    -------    -------    -------    -------
  Total nonperforming loans(1) .........     3,232      3,132      4,176      6,061      3,051
                                           -------    -------    -------    -------    -------

Other nonperforming assets
  Foreclosed assets held for sale (2) ..     1,017      1,726      2,877      4,059      5,139
  Other nonperforming assets ...........         7        780        992        212       --
                                           -------    -------    -------    -------    -------
    Total other
      nonperforming assets .............     1,024      2,506      3,869      4,271      5,139
                                           -------    -------    -------    -------    -------

  Total nonperforming assets ...........   $ 4,256    $ 5,638    $ 8,045    $10,332    $ 8,190
                                           =======    =======    =======    =======    =======

Net charge-offs to average loans .......      0.41%      0.43%      0.36%      0.91%      0.80%
Allowance for loan losses to total loans      1.78%      1.86%      1.88%      1.56%      1.60%
Allowance for loan losses
  to nonperforming loans ...............    260.46%    248.73%    177.92%     94.84%    173.78%
Nonperforming loans to total loans .....      0.68%      0.75%      1.06%      1.65%      0.92%
Nonperforming assets to total assets ...      0.51%      0.79%      1.09%      1.46%      1.22%

(1) Impaired loans of $4,564 includes all nonperforming loans and certain other loans identified by management.
(2) Assets constituting foreclosed assets held for sale are generally marked down to appraised value less estimated selling expense at the time of transfer from the loan portfolio, and are appraised annually thereafter.

        Approximately $172,000 and $269,000 of interest income would have been recorded for the periods ended December 31, 1995 and 1994, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the period ended December 31, 1995.

   Allowance for Loan Losses

        An analysis of the allowance for loan losses for the last five years is shown in the table below:

                                                               Years Ended December 31
                                                    ----------------------------------------------
(In thousands)                                        1995     1994     1993     1992      1991
--------------------------------------------------------------------------------------------------

Balance, beginning of period .....................   $7,790   $7,430   $5,748   $5,302   $4,507
                                                     ------   ------   ------   ------   ------

Loans charged off
  Consumer
    Credit cards .................................    1,851    1,690    1,761    1,944    1,681
    Student loans ................................        9        2        2       11       23
    Other consumer ...............................      414      152      171      127      159
                                                     ------   ------   ------   ------   ------
      Total consumer .............................    2,274    1,844    1,934    2,082    1,863
                                                     ------   ------   ------   ------   ------
  Real estate
    Construction .................................     --       --         40        5      289
    Single family residential ....................        7      213       31       44       57
    Other commercial .............................        1     --          6      168      628
                                                     ------   ------   ------   ------   ------
      Total real estate ..........................        8      213       77      217      974
                                                     ------   ------   ------   ------   ------
  Commercial
    Commercial ...................................       22     --         40    1,297       88
    Agricultural .................................     --         53     --         74      159
                                                     ------   ------   ------   ------   ------
      Total commercial ...........................       22       53       40    1,371      247
                                                     ------   ------   ------   ------   ------

      Total loans charged off ....................    2,304    2,110    2,051    3,670    3,084
                                                     ------   ------   ------   ------   ------

Recoveries of loans previously charged off
  Consumer
    Credit cards .................................      143      306      211      196      173
    Student loans ................................     --          2        1       18        8
    Other consumer ...............................      284       70       77       44       64
                                                     ------   ------   ------   ------   ------
      Total consumer .............................      427      378      289      258      245
                                                     ------   ------   ------   ------   ------
  Real estate
    Single family residential ....................        6        7        5       24       13
    Other commercial .............................        4       16        3       81       48
                                                     ------   ------   ------   ------   ------
      Total real estate ..........................       10       23        8      105       61
                                                     ------   ------   ------   ------   ------
  Commercial
    Commercial ...................................       33       18      345       12       17
    Agricultural .................................        9        1       85     --          4
                                                     ------   ------   ------   ------   ------
      Total commercial ...........................       42       19      430       12       21
                                                     ------   ------   ------   ------   ------
      Total recoveries ...........................      479      420      727      375      327
                                                     ------   ------   ------   ------   ------
Net loans charged off ............................    1,825    1,690    1,324    3,295    2,757
Allowance for loan losses of acquired institutions      361     --       --       --       --
Additions to reserve charged
 to operating expense ............................    2,092    2,050    3,006    3,741    3,552
                                                     ------   ------   ------   ------   ------

Balance, end of period ...........................   $8,418   $7,790   $7,430   $5,748   $5,302
                                                     ======   ======   ======   ======   ======

        The amounts of additions to the allowance during the year 1995 were based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans, loans which could be future problems and net losses from loan charge-offs for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

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

        The Company's special services group is responsible for serving all subsidiaries of the Company in the audit, loan review, and compliance areas. In the area of loan review, periodic audits of each subsidiary are scheduled for the purpose of evaluating asset quality, adequacy of loans, and effectiveness of loan administration. The special services group prepares loan review reports, which identify deficiencies, establish recommendations for improvement, and outline management's proposed action plan for curing the deficiencies. This report is provided to a corporate audit committee, which includes outside members of the Company's Board of Directors and selected senior affiliate directors. The audit committee monitors the reported items until the exceptions are cleared.

        Based on the above quoted procedures, management is of the opinion that the allowance at December 31, 1995, of $8.4 million is adequate. While management believes the current allowance is adequate, changing economic conditions and other conditions may require future additions to the allowance. Moreover, the allowance is subject to regulatory examination and determination as to adequacy. Although not presently anticipated, adjustments to the allowance may result from regulatory examinations.

        The Company allocates the Allowance for Loan Losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below.

                     Allocation of Allowance for Loan Losses

                                                                          December 31
                           --------------------------------------------------------------------------------------------------------
                                  1995                    1994                1993                 1992                  1991
                           --------------------   -------------------  -------------------  -------------------  -----------------
                            Allowance Percent     Allowance Percent    Allowance Percent    Allowance Percent    Allowance Percent
(In thousands)                Amount  of loans*    Amount   of loans*   Amount   of loans*   Amount   of loans*  Amount   of loans*
-----------------------------------------------------------------------------------------------------------------------------------
Consumer
  Credit card .............   $2,658    32.8%      $2,625    39.3%     $2,430    42.8%      $2,232    44.0%     $1,922    37.2%
  Student loans ...........      100    13.5%         100    15.0%        100    16.6%         100    16.0%        100    16.6%
  Other ...................      162    12.2%         324     9.8%        299     9.3%         483     8.7%        458     9.9%

Real Estate
  Real estate consstruction     --       3.2%        --       1.5%         13     1.6%          74     1.3%         69     0.8%
  Single family residential      822    11.3%         343    10.3%      1,009     9.2%         310    11.5%        385    15.3%
  Other commercial ........    1,882    12.5%       1,510    10.6%        701     9.6%       1,261     7.6%      1,525     7.4%

Commercial
  Commercial ..............      452     7.7%         362     6.9%        339     5.1%         295     5.7%        577     6.6%
  Agricultural ............     --       1.9%          32     3.8%       --       4.1%         188     3.5%        207     4.0%
  Financial institutions ..      387     4.4%         145     1.6%        161     0.8%        --       0.8%       --       1.0%

Other .....................     --       0.5%        --       1.2%       --       0.9%           3     0.9%          2     1.2%

Unallocated ...............    1,955     0.0%       2,349     0.0%      2,378     0.0%         802     0.0%         57     0.0%
                              ------   -----       ------   -----      ------   -----       ------   -----      ------   -----

Total .....................   $8,418   100.0%      $7,790   100.0%     $7,430   100.0%      $5,748   100.0%     $5,302   100.0%
                              ======   =====       ======   =====      ======   =====       ======   =====      ======   ======

* Percentage of loans in each category to total loans


   Investments and Securities

        The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities are classified as either held-to-maturity, available-for-sale, or trading.

        Held-to-maturity securities, which include any security for which management has the positive intent and ability to hold until maturity, are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant yield method over the period to maturity.

        Available-for-sale securities, which include any security for which management has no immediate plans to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income, using the constant yield method over the period to maturity.

        Held-to-maturity and available-for-sale investment securities were $134.4 million and $90.4 million, respectively, at December 31, 1995, compared to the held-to-maturity amount of $142.4 million and available-for-sale amount of $29.6 at December 31, 1994. The Company's philosophy regarding investments is conservative, based on investment type and maturity. Investments in the held-to-maturity portfolio include U.S. Treasury securities, U.S. government agencies, mortgage-backed securities, and municipal securities. As of December 31, 1995, $69.5 million, or 51.7%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, of which $26.9 million, or 20.0%, was invested in securities with maturities of one year or less, and $25.1 million, or 18.7%, was invested in securities with maturities of one to five years. In the available-for-sale securities, $86.5 million, or 95.7% of the securities were in U.S. Treasuries and obligations of U.S. government agencies, all of which will mature in less than five years. In order to reduce the Company's income tax burden, an additional $58.2 million, or 43.3%, of the held-to-maturity securities portfolio, was invested in tax-exempt obligations of state and political subdivisions. There are no securities of any one issuer exceeding ten percent of the Company's stockholders' equity at December 31, 1995. The Company has approximately $6.3 million, or 4.7%, in GNMA and other mortgaged-backed securities in the held-to-maturity portfolio. The Company's general policy is not to invest in derivative type investments, except for collateralized mortgage-backed securities for which collection of principal and interest is not subordinated to significant superior rights held by others.

        As of December 31, 1995, the held-to-maturity investment portfolio has gross unrealized gains of $2.7 million and gross unrealized losses of $475,000. Net realized gains from called securities for 1995 were $34,000, down from net realized gains of $130,000 in 1994, and $140,000 in 1993.

        The table below presents the carrying value and fair value of investment securities for each of the years indicated.

                              Investment Securities

                                                               Years Ended December 31
                -------------------------------------------------------------------------------------------------------------------
                                 1995                                   1994                                  1993
                --------------------------------------- -------------------------------------  ------------------------------------
                             Gross Unrealized                       Gross Unrealized                      Gross Unrealized
                  Amortized  ----------------    Fair    Amortized  ----------------   Fair    Amortized  ----------------   Fair
(In thousands)      cost      Gain    (Loss)    value(1)   cost      Gain   (Loss)    value(1)   cost      Gain   (Loss)    value(1)
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury .... $ 45,920  $   400  $  (46)  $ 46,274  $ 74,544  $  349  $(1,479)  $ 73,414  $132,778  $ 5,599  $ (33)  $138,344
U.S. Government
  agencies .......   23,569      692     (18)    24,243    13,375      32     (289)    13,118    13,215      546    (28)    13,733
Mortgage-backed
  securities(2) ..    6,344       37     (55)     6,326     3,551       6     (244)     3,313     1,008       24    (10)     1,022
State and
  political
   subdivisions ..   58,154    1,536    (356)    59,334    50,904     577   (1,962)    49,519    49,438    2,680    (52)    52,066
Other securities .      446       11    --          457      --      --       --         --       2,187      365     (1)     2,551
                   --------  -------  ------   --------  --------  ------  -------   --------  --------  -------  -----   --------
                   $134,433  $ 2,676  $ (475)  $136,634  $142,374  $  964  $(3,974)  $139,364  $198,626  $ 9,214  $(124)  $207,716
                   ========  =======  ======   ========  ========  ======  =======   ========  ========  =======  =====   ========

Available-for-Sale

U.S. Treasury .... $ 72,258  $ 2,102  $   (3)  $ 74,357  $ 25,701  $   96  $  (202)  $ 25,595
U.S. Government
  agencies .......   11,905      264     (35)    12,134     1,002       3      --       1,005
State and
  political
   subdivisions ..       51     --       --          51      --      --        --        --
Other securities .    2,976      851      (2)     3,825     2,554     457       (1)     3,010
                   --------  -------  ------   --------  --------  ------  -------   --------
                   $ 87,190  $ 3,217  $  (40)  $ 90,367  $ 29,257  $  556  $  (203)  $ 29,610
                   ========  =======  ======   ========  ========  ======  =======   ========

(1) The fair value of the Company's financial instruments is determined pursuant to Statement of Financial Accounting Standards No. 107. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments concerning future expected loss experience, current economic conditions, risk characteristics of carious financial instruments and other factors. See Note 15 of Notes to Consolidated Financial Statements.
(2) Consist of securities issued by GNMA, FNMA, and FHLMC.

     The following table reflects the amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, the weighted average yields (for tax-exempt obligations on a fully taxable basis, assuming a 36.25% tax rate) of such securities and the taxable equivalent adjustment used in calculating yields. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

                 Maturity Distribution of Investment Securities

                                                         December 31, 1995
                       ----------------------------------------------------------------------------------------
                                    Over        Over
                                   1 year      5 years     Over
                       1 year       thru        thru        10       No fixed                Par      Market
(In thousands)        or less      5 years    10 years     years     maturity    Total      value     value
---------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury .....   $ 24,007    $ 21,665   $    248  $    --     $   --     $ 45,920   $ 45,967   $ 46,274
U. S. Government
  agencies ........      2,894       3,406     17,269       --         --       23,569     23,613     24,243
Mortgage-backed
  securities ......       --          --         --         --        6,344      6,344      6,308      6,326
State and political
  subdivisions ....      2,112      19,048     30,847      6,147       --       58,154     58,295     59,334
Other securities ..       --          --         --         --          446        446        418        457
                      --------    --------   --------  ---------   --------   --------   --------   --------
                      $ 29,013    $ 44,119   $ 48,364  $   6,147   $  6,790   $134,433   $134,601   $136,634
                      ========    ========   ========  =========   ========   ========   ========   ========

Percentage of total      21.58%      32.82%     35.98%      4.57%      5.05%    100.00%
                      ========    ========   ========  =========   ========   ========

Weighted average(1)       5.78%       6.94%      7.41%     10.63%      6.48%      6.99%
                      ========    ========   ========  =========   ========   ========

Available-for-Sale

U.S. Treasury .....   $ 35,429    $ 36,829   $  --     $  --       $   --     $ 72,258
U. S. Government
  agencies ........      4,799       7,106      --        --           --       11,905
Mortgage-backed
  securities ......       --          --        --        --           --         --
State and political
  subdivisions ....         51        --        --        --           --           51
Other securities ..       --          --        --        --          2,976      2,976
                      --------    --------   --------  --------    --------   --------
                      $ 40,279    $ 43,935   $  --     $  --       $  2,976   $ 87,190
                      ========    ========   ========  ========    ========   ========

Percentage of total      46.20%      50.39%      0.00%      0.00%       3.41%    100.00%

Weighted average(1)       6.39%       7.62%      6.91%      7.02%

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

Deposits

        Total average deposits for 1995 were $635.8 million, compared to $580.0 million in 1994. The year-end balances of time deposits over $100,000 were $104.9 million in 1995, compared to $55.2 million in 1994. This increase was the result of the Company's assumption of deposits through acquisitions and an increase in public funds due to the availability of those deposits at competitive prices.

        The following table reflects the classification of the average deposits and the average rate paid on each deposit category which are in excess of 10 percent of average total deposits for the three years ended December 31, 1995.

                       Average Deposit Balances and Rates

                                                          December 31
                                -----------------------------------------------------------------
                                      1995                   1994                   1993
                                -------------------- ---------------------- ---------------------
                                Average    Average    Average     Average     Average   Average
(In thousands)                  amount    rate paid    amount    rate paid    amount   rate paid
-------------------------------------------------------------------------------------------------
Non-interest bearing
  demand deposits ..........   $ 99,839       --     $105,856       --      $116,744      --
Interest-bearing transaction
  and savings deposits .....    235,411      2.62%    232,351      2.26%     200,122     2.73%
Time deposits
 $100,000 or more .........     79,486       5.53%     53,479      3.61%      56,759     4.65%
Other time deposits ........    221,044      5.29%    188,307      3.87%     211,980     4.33%
                               --------              --------               --------

    Total ..................   $635,780              $579,993               $585,605
                               ========              ========               ========

        The following table set forth by time remaining to maturity, deposits (exclusive of regular savings) in amounts of $100,000 or more at December 31, 1995 and 1994, respectively.

                 Maturities of Large Denomination Time Deposits

                                    Time Certificates of Deposit
                                         ($100,000 or more)
                            -------------------------------------------
                                            December 31
                            -------------------------------------------
                                    1995                   1994
                            --------------------  ---------------------
(In thousands)               Balance     Percent    Balance    Percent
-----------------------------------------------------------------------
Maturing
  Three months or less ...   $ 41,434     39.50%   $ 24,444     44.27%

Over 3 months to 6 months      37,881     36.11%     16,286     29.49%

Over 6 months to 12 months     19,269     18.37%      8,866     16.05%

Over 12 months ...........      6,322      6.02%      5,626     10.19%
                             --------    ------    --------    ------

      Total ..............   $104,906    100.00%   $ 55,222    100.00%
                             ========    ======    ========    ======

Short-Term Borrowings

         Federal funds purchased and securities sold under agreements to repurchase were $20.9 million at December 31, 1995, as compared to $23.9 million at December 31, 1994. Other short-term borrowings, consisting of U.S. Treasury Note borrowings, decreased at December 31, 1995, to $1.4 million, as compared to $1.6 million at December 31, 1994.

        The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets, and federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future. The Company's general policy is to avoid the use of brokered deposits.

   Long Term Debt

        The Company's long-term debt was $4.8 million and $12.1 million at December 31, 1995 and 1994, respectively. In 1995, the Company made a prepayment of $7.3 million on the outstanding capital notes. The Company's capital notes, due June 30, 1997, of which $3.7 million were outstanding at December 31, 1995 and $11 million at 1994, are the major component of the Company's long-term debt. Interest on the capital notes is payable quarterly, and the interest rate is adjusted quarterly to the then prime rate offered by Chase Manhattan in New York. At December 31, 1995, the Chase Manhattan Bank, N.A., prime rate was 8.75%, but the rate dropped to 8.5% on January 1, 1996.

   Capital

        Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. With an equity to asset ratio of 11.5% as of December 31, 1995, the Company's strong capital position, relative to peer, provides flexibility to finance future growth and maintain the confidence of deposit customers, investors, and banking regulatory agencies.

        The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 1995, the tier 1 capital ratio was 18.6%, while the Company's risk-adjusted ratio for total capital, as of December 31, 1995, was 20.0%, both of which exceed the capital minimums established in the new risk-based capital requirements.

        The Company's risk-based capital ratios at December 31, 1995 and 1994 are presented below.

                         Consolidated Risk-Based Capital

                                                                      December 31
                                                                 ----------------------
(In thousands)                                                     1995        1994
---------------------------------------------------------------------------------------
Tier 1 capital
  Stockholders' equity .......................................   $ 96,797    $ 83,700
  Less goodwill ..............................................      3,677       2,392
  Less unrealized gain (loss) on available-for-sale securities      2,025         233
                                                                 --------    --------
    Total tier 1 capital .....................................     91,095      81,075
Tier 2 capital
  Qualifying allowance for loan losses .......................      6,141       5,331
  Qualifying long-term debt ..................................        730       4,400
                                                                 --------    --------

    Total capital ............................................   $ 97,966    $ 90,806
                                                                 ========    ========

Risk-weighted assets .........................................   $488,981    $421,115
                                                                 ========    ========

Ratios at end of year
  Leverage ratio .............................................      10.91%      11.47%
  Risk-based capital
      Tier 1 capital .........................................      18.63%      19.25%
      Total capital ..........................................      20.03%      21.56%
  Minimum guidelines
      Leverage ratio .........................................       3.00%       3.00%
      Tier 1 capital .........................................       4.00%       4.00%
      Total capital ..........................................       8.00%       8.00%

Liquidity and Interest Rate Sensitivity

   Parent Company

        The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for debt service requirements. At December 31, 1995, retained earnings of the Company's subsidiaries were approximately $79 million, of which approximately $16 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

   Banking Subsidiaries

        Generally speaking, the Company's banking subsidiaries rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities. Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt. The banks' primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

        Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitors these same indicators and makes adjustments as needed. At year end, each subsidiary bank was within established guidelines, and total corporate liquidity remains strong. At December 31, 1995, cash and cash equivalents, trading and available-for-sale securities, and mortgage loans held for sale were 22.7% of total assets, as compared to 16.13% at December 31, 1994.

  Interest Rate Sensitivity

        Management continually reviews the Company's exposure to changes in interest rates. Among the factors considered during its evaluations are changes in the mix of earning assets, growth of earning assets, interest rate spreads and repricing periods. Management forecasts and models the impact various interest rate fluctuations would have on net interest income. One such model measures the interest rate sensitivity gap, which presents, at a particular point in time, the matching of interest rate sensitive assets with interest rate sensitive liabilities.

        As shown in the schedule below, the cumulative rate sensitive assets to rate sensitive liabilities at six months and one year, was approximately 87% and 97%, respectively. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest-bearing liabilities maturing and repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. The long-term effect of rising interest rates would tend to increase net interest income because of the positive GAP ratio. However, the negative GAP for the short-term would cause a decrease in net interest income, as a result of rising rates for approximately six months. Since conditions change on a daily basis, these theoretical conclusions may not be indicative of actual future results.

                      Rate Sensitive Assets and Liabilities

                                       Year Ended December 31, 1995
                          --------------------------------------------------------
                                                                        Cumulative
                                                                          RSA(1)
(In thousands,                                                Cumulative    to
 except ratios)             Assets    Liabilities     Gap        Gap      RSL(2)
----------------------------------------------------------------------------------

Floating rate .........   $  72,130   $  63,868   $   8,262   $   8,262     113%
Fixed rate maturing in:
  1 month .............      70,738     168,598     (97,860)    (89,598)     61%
  2 months ............      38,202      37,945         257     (89,341)     67%
  3 months ............     151,992      31,782     120,210      30,869     110%
  4 months ............       8,530      49,484     (40,954)    (10,085)     97%
  5 months ............       8,276      28,160     (19,884)    (29,969)     92%
  6 months ............       7,909      29,234     (21,325)    (51,294)     87%
  6 months - 1 year ...      94,094      58,410      35,684     (15,610)     97%
  1 - 2 years .........      93,709      50,188      43,521      27,911     105%
  2 - 3 years .........      57,090      31,283      25,807      53,718     110%
  3 - 4 years .........      39,980      19,294      20,686      74,404     113%
  4 - 5 years .........      44,540      22,775      21,765      96,169     116%
  Over 5 years ........      73,430      19,686      53,744     149,913     125%
                          ---------   ---------   ---------

    Total .............   $ 760,620   $ 610,707   $ 149,913
                          =========   =========   =========

(1) Rate sensitive assets
(2) Rate sensitive liabilities

QUARTERLY RESULTS

Selected unaudited quarterly financial information for the last eight quarters is shown in the table below.

(In thousands,                                                                    Quarter
 except per share data)                First     Second      Third     Fourth      Total
-------------------------------------------------------------------------------------------
1995

Net interest income ..............   $  7,395   $  7,770   $  8,306   $  8,293    $ 31,764
Provision for possible loan losses        449        452        506        685       2,092
Non-interest income ..............      6,099      5,832      6,114      6,320      24,365
Non-interest expense .............      9,826      9,849     10,034     10,111      39,820
Net realized gains on securities .          1       --           35         (2)         34
Net income .......................      2,253      2,393      2,670      2,703      10,019
Earnings per share ...............       0.61       0.63       0.70       0.71        2.65


1994

Net interest income ..............   $  7,133   $  7,336   $  7,422   $  7,368    $ 29,259
Provision for possible loan losses        525        525        525        475       2,050
Non-interest income ..............      6,966      6,070      6,161      5,650      24,847
Non-interest expense .............      9,938      9,618      9,353      9,506      38,415
Net realized gains on securities .         29         27         74       --           130
Net income .......................      2,627      2,352      2,653      2,228       9,860
Earnings per share ...............       0.71       0.64       0.73       0.60        2.68

ITEM 8:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

Item 1  Independent Accountants' Report.................................
        Consolidated Balance Sheets December 31, 1995 and 1994..........
        Consolidated Statements of Income Years Ended
          December 31, 1995, 1994, and 1993.............................
        Consolidated Statements of Cash Flow Years Ended
          December 31, 1995, 1994, and 1993.............................
        Consoldiated Statements of Changes in Stockholders'
          Equity Years Ended December 31, 1995, 1994, and 1993..........
        Notes to Consolidated Financial Statements
          December 31, 1995, 1994, and 1993.............................

Note: Supplementary Data may be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results" on page 10 hereof.


                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     The Company changed its method of accounting for investment securities in 1994.

                                                /s/ Baird. Kurtz & Dobson

                                                 BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
February 2, 1996

                      SIMMONS FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 and 1994

(In thousands)                                                             1995         1994
-----------------------------------------------------------------------------------------------

ASSETS
Cash and non-interest bearing balances due from banks ...............   $  36,179    $  33,476
Interest-bearing balances due from banks ............................       2,398          101
Federal funds sold ..................................................      34,845       40,425
                                                                        ---------    ---------
          Cash and cash equivalents .................................      73,422       74,002
Investment securities - taxable
  Held-to-maturity
   (Market value of $136,634 and $139,364 in 1995 and 1994,
    respectively ....................................................     134,433      142,374
  Available-for-sale ................................................      90,367       29,610
Mortgage loans held for sale, net of unrealized
  gains (losses) ....................................................      26,159        8,720
Trading securities ..................................................         548        2,734
Loans - non-taxable .................................................       2,384        2,021
Loans - taxable .....................................................     469,572      416,371
    Allowance for loan losses .......................................      (8,418)      (7,790)
                                                                        ---------    ---------
          Net loans .................................................     463,538      410,602
Premises and equipment ..............................................      16,201       12,115
Foreclosed assets held for sale .....................................       1,017        1,730
Interest receivable .................................................       7,953        6,289
Cost of loan servicing rights acquired ..............................       4,867        3,825
Excess cost over fair value of net assets acquired, at amortized cost       3,677        2,392
Other assets ........................................................      17,702       18,869
                                                                        ---------    ---------

          TOTAL ASSETS ..............................................   $ 839,884    $ 713,262
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing transaction accounts ...........................   $ 108,779    $ 109,564
Interest-bearing transaction accounts and savings deposits ..........     251,065      228,649
Time deposits .......................................................     344,924      245,325
                                                                        ---------    ---------
          Total deposits ............................................     704,768      583,538
Federal funds purchased and securities sold
 under agreements to repurchase .....................................      20,861       23,931
Other borrowed funds:
  Short-term debt ...................................................       1,405        1,621
  Long-term debt ....................................................       1,107        1,144
  Capital notes .....................................................       3,650       11,000
Accrued interest and other liabilities ..............................      11,296        8,328
                                                                        ---------    ---------
          Total liabilities .........................................     743,087      629,562
                                                                        ---------    ---------

STOCKHOLDERS' EQUITY
Capital stock
  Class A common, par value $5 a share,
   authorized 10,000,000 shares, issued  and outstanding
   3,816,612 at 1995 and 3,677,378 at 1994 ..........................      19,083       18,387
Surplus .............................................................      22,651       19,827
Undivided profits ...................................................      53,038       45,253
Unrealized appreciation on available-for-sale
  securities, net of income taxes of $1,151 and $120 at 1995 and
  1994, respectively ................................................       2,025          233
                                                                        ---------    ---------
          Total Stockholders' Equity ................................      96,797       83,700
                                                                        ---------    ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................   $ 839,884    $ 713,262
                                                                        =========    =========
See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

(In thousands, except per share data)                             1995       1994        1993
------------------------------------------------------------------------------------------------

INTEREST INCOME
 Loans - non-taxable ........................................   $    155   $    160    $    180
 Loans - taxable ............................................     39,762     30,875      28,209
 Federal funds sold .........................................      1,858      1,218         738
 Investment securities - taxable
   Held-to-maturity .........................................      6,949      5,696      10,234
   Available-for-sale .......................................      3,131      2,803        --
 Investment securities - non-taxable
   Held-to-maturity .........................................      2,914      2,738       2,604
   Available-for-sale .......................................          2       --          --
 Mortgage loans held for sale, net of unrealized gains ......      1,250      2,081       2,236
 Assets held in trading account .............................         88        101         166
 Interest-bearing balances due from banks ...................        120         55          27
                                                                --------   --------    --------
          TOTAL INTEREST INCOME .............................     56,229     45,727      44,394
                                                                --------   --------    --------

INTEREST EXPENSE
 Deposits
   Interest-bearing transaction accounts and savings deposits      6,167      5,248       5,232
   Time deposits ............................................     16,097      9,223       9,019
 Federal funds purchased and securities
   sold under agreements to repurchase ......................      1,308        962         841
 Other borrowed funds
   Short-term debt ..........................................         92        163          79
   Long-term debt ...........................................        110        122         113
   Capital notes ............................................        691        750         660
                                                                --------   --------    --------
          TOTAL INTEREST EXPENSE ............................     24,465     16,468      15,944
                                                                --------   --------    --------

NET INTEREST INCOME .........................................     31,764     29,259      28,450
Provision for possible loan losses ..........................      2,092      2,050       3,006
                                                                --------   --------    --------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES ...................................     29,672     27,209      25,444
                                                                --------   --------    --------

NON-INTEREST INCOME
 Trust department income ....................................      1,790      1,763       1,807
 Service charges on deposit accounts ........................      2,768      2,263       2,296
 Other service charges and fees .............................        825        853         879
 Income (loss) on sale of mortgage loans, net of commissions         325       (758)      1,618
 Income on investment banking, net of commissions ...........      1,017      1,247         767
 Net realized gains on securities ...........................         34        130         140
 Credit card fees ...........................................     10,114     10,636      10,867
 Loan service fees ..........................................      6,092      6,817       7,322
 Other operating income .....................................      1,400      1,896         433
                                                                --------   --------    --------
          TOTAL NON-INTEREST INCOME .........................     24,365     24,847      26,129
                                                                --------   --------    --------

NON-INTEREST EXPENSE
 Salaries and employee benefits .............................     21,192     20,104      19,609
 Occupancy expense, net .....................................      2,512      2,043       1,937
 Furniture & equipment expense ..............................      2,167      1,964       1,969
 Loss on foreclosed assets ..................................      1,401      1,641       2,336
 Other operating expense ....................................     12,548     12,663      12,860
                                                                --------   --------    --------
          TOTAL NON-INTEREST EXPENSE ........................     39,820     38,415      38,711
                                                                --------   --------    --------

INCOME BEFORE INCOME TAXES ..................................     14,217     13,641      12,862
 Provision for income taxes .................................      4,198      3,781       3,466
                                                                --------   --------    --------
NET INCOME ..................................................   $ 10,019   $  9,860    $  9,396
                                                                ========   ========    ========
EARNINGS PER SHARE ..........................................   $   2.65   $   2.68    $   2.78
                                                                ========   ========    ========
See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

(In thousands)                                                     1995        1994         1993
----------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income .................................................   $  10,019    $   9,860    $   9,396
 Items not requiring (providing) cash
   Depreciation and amortization ............................       3,254        1,341        1,758
   Provision for loan losses ................................       2,092        2,050        3,006
   Amortization of premiums and discounts on investment
    securities and mortgage-backed certificates .............       1,076           50          517
   Deferred income taxes ....................................        (134)          63         (780)
   Provision for  foreclosed assets .........................         176          151           71
   Net realized gains on securities .........................         (34)        (130)        (140)
   Loss on sale of premises and equipment ...................           6          (25)          (5)
 Changes in
   Accrued interest receivable ..............................      (1,664)        (460)         821
   Mortgage loans held for sale .............................     (17,438)      39,055      (23,414)
   Trading accounts .........................................       2,186        1,025       (3,170)
   Other assets .............................................      (1,160)       8,181       (2,716)
   Accounts payable and accrued expenses ....................       2,507       (1,606)         321
   Income taxes payable .....................................        (685)         219          874
                                                                ---------    ---------    ---------
          Net cash provided by (used in) operating activities         201       59,774      (13,461)
                                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net originations of loans ..................................     (25,371)     (25,939)     (28,167)
 Purchase of premises and equipment .........................      (8,301)      (3,634)      (2,172)
 Proceeds from sale of fixed assets .........................       4,505          745           25
 Proceeds from the sale of foreclosed assets ................         848        1,279          989
 Proceeds from maturities of available-for-sale securities ..      18,851       98,209         --
 Purchases of available-for-sale securities .................     (73,879)    (103,709)        --
 Proceeds from maturities of held-to-maturity securities ....      84,364       78,890       88,927
 Purchases of held-to-maturity securities ...................     (59,846)     (46,316)     (84,936)
                                                                ---------    ---------    ---------
          Net cash used in investing activities .............     (58,829)        (475)     (25,334)
                                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of additional stock .....................        --           --         16,110
 Net increase (decrease) in transaction accounts
  and savings deposits ......................................      (4,635)     (21,985)      29,869
 Net increase (decrease) in certificates of deposit .........      72,722       (4,832)      (9,923)
 Repayments of other borrowings .............................      (7,603)      (3,426)     (93,944)
 Proceeds from other borrowings .............................        --           --         95,980
 Dividends paid .............................................      (2,234)      (1,728)      (1,390)
 Net increase (decrease) in federal funds purchased
  and securities sold under agreements to repurchase ........      (3,070)      (2,416)     (12,876)
 Net cash and cash equivalents received in acquisitions .....       2,848         --           --
 Proceeds from issuance of common stock .....................          20         --           --
                                                                ---------    ---------    ---------
          Net cash provided by (used in) financing activities      58,048      (34,387)      23,826
                                                                ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ..........................................        (580)      24,912      (14,969)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR .........................................      74,002       49,090       64,059
                                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ......................   $  73,422    $  74,002    $  49,090
                                                                =========    =========    =========
See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                                                                             Unrealized
                                                                            Appreciation
                                                                            on Available-
                                                                              For-Sale
                                           Common                 Undivided  Securities,
(In thousands)                             Stock      Surplus      Profits      Net       Total
--------------------------------------------------------------------------------------------------

Balance, December 31, 1992 ............   $ 14,362    $  7,742    $ 29,115   $   --     $  51,219

Sale of Additional Stock
  (805,000 shares at $22 per share) ...      4,025      12,085      16,110

Net Income ............................      9,396       9,396

Cash dividends declared
  ($.40 per share) ....................     (1,390)     (1,390)
                                          --------    --------    --------   --------   --------

Balance, December 31, 1993 ............     18,387      19,827      37,121       --       75,335

Adoption of FAS 115, net of income
  taxes of $487 .......................        946         946

Net income ............................      9,860       9,860

Cash dividends declared
  ($.47 per share) ....................     (1,728)     (1,728)

Change in unrealized appreciation
  (depreciation) on available-for-sale
  securities, net of income tax credit
  of $367 .............................       (713)       (713)
                                          --------    --------    --------   --------   --------

Balance, December 31, 1994 ............     18,387      19,827      45,253        233     83,700

Exercise of stock options--2,000 shares         10          10          20

Commom stock issued in connection
  with purchase of Dumas Bancshares,
  Inc. (137,234 shares) ...............        686       2,814       3,500

Net income ............................     10,019      10,019

Cash dividends declared
  ($.59 per share) ....................     (2,234)     (2,234)

Change in unrealized appreciation
  (depreciation) on available-for-sale
  securities, net of income taxes
  of $1,032 ...........................      1,792       1,792
                                          --------    --------    --------   --------   --------

Balance, December 31, 1995 ............   $ 19,083    $ 22,651    $ 53,038   $  2,025   $ 96,797
                                          ========    ========    ========   ========   ========
See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

       Simmons First National Corporation is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers through its subsidiaries and branch banks in Arkansas. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed assets and the allowance for foreclosure expenses. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.

       Management believes that the allowance for loan losses, the valuation of foreclosed assets and the allowance for foreclosure expenses are adequate. While management uses available information to recognize losses on loans, foreclosed assets held for sale, and foreclosure expenses, changes in economic conditions, particularly in Arkansas may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses, valuation of foreclosed assets and allowance for foreclosure expenses. Such agencies may require the Bank to recognize additional losses, based on their judgment of information available to them at the time of their examination.

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

Cash Equivalents

       The Company considers all amounts due from banks and federal funds sold as cash equivalents. The banking subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank, based on a percentage of deposits. The average amounts of those reserve balances for the years ended December 31, 1995 and 1994, were $3,888,000 and $4,402,000, respectively. The
Federal Reserve requirement on transaction account reserves was ten percent during 1995. Generally, federal funds are purchased and sold for varying periods up to thirty days. These securities are purchased from other financial institutions and are held in the name of Simmons First National Bank at the Federal Reserve Bank until maturity of the agreement.

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

Mortgage Loans Held For Sale

       Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate loan basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and the costs of servicing rights retained. Fees received from borrowers to guarantee the funding of mortgage loans held for sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

Loans

       Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

       Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Allowance for Loan Losses

       The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses, based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General reserves have been established, based upon the aforementioned factors, and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.

       A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more (nonaccrual loans) and certain other loans identified by management. Accrual of interest is discontinued, and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days. Interest is recognized for nonaccrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.

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

Excess Cost Over Fair Value of Net Assets Acquired

       Unamortized costs of subsidiaries purchased in 1984, in excess of the estimated fair value of underlying net assets acquired, aggregated $739,000 (originally $2,646,000) at December 31, 1995, and are being amortized over a 20-year period, using the straight-line method. The $730,000 originally allocated to the future earnings potential of acquired deposits was fully amortized in 1994, using the straight-line method over a ten-year period. The remaining intangible (originally $1,916,000) is being amortized over a twenty-year period, using the straight-line method.

       Unamortized costs in excess of the estimated fair value of eight branch operations of failed savings and loans located in Arkansas purchased by the Company between 1990 and 1992, aggregated $1,339,000 (originally $2,678,000 ) at December 31, 1995. The amount allocated to the future earnings potential of acquired deposits (originally $1,696,000), is being amortized over ten years, using the straight-line method. The remaining intangible (originally $982,000) is being amortized over fifteen years, using the straight-line method.

       Unamortized costs of subsidiaries purchased in 1995, in excess of the estimated fair value of underlying net assets acquired, aggregated $1,542,000 (originally $1,598,000) at December 31, 1995, and are being amortized over a 15 year period, using the straight-line method.

       Amortization expense related to these acquisitions for the periods ended December 31, 1995, 1994, and 1993 was $438,000, $426,000 and $470,000,
respectively.

Fee Income

       Periodic bank card fees, net of direct origination costs, are recognized as revenue on a straight-line basis, over the period the fee entitles the cardholder to use the card. Other loan fees, net of direct origination costs, are recognized as revenue on a yield basis over the term of the loans.

Loan Servicing Rights

       The cost of loan-servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues. When participating interest in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing fees receivable" is amortized over the estimated life using a method approximating the level-yield method.

       During 1995, the Company adopted Statement of Financial Accounting Standards Board No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights". FAS 122 requires that mortgage servicing rights retained for originated mortgage loans that are sold or securitized be capitalized based on the cost of those servicing rights. The adoption of FAS 122 did not have a material affect on the Company's financial position or the results of its operation.

       The cost of loan servicing rights acquired, the fair value of capitalized loan servicing rights from originated mortgage loans, the excess servicing fees receivable and the amortization thereon is periodically evaluated in relation to estimated future net servicing revenues, taking into consideration changes in interest rates, current prepayment rates, and expected future cash flows. The Company evaluates the carrying value of the servicing portfolio and the need for a valuation allowance by estimating the future net servicing income of the portfolio based on management's best estimate of remaining loan lives. At December 31, 1995, management was of the opinion that a valuation allowance was not needed.

Allowance for Foreclosure Expenses

       The Company charges income for expected costs that are incurred as a result of the Company's responsibility as servicer of loans for other investors. The charge to income is determined based on a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency, and amounts previously advanced on behalf of the borrower that the Company does not expect to recover.

Income Taxes

       Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets, if it is more likely than not that a deferred tax asset will not be realized.

Earnings Per Share

       Earnings per share are based on the weighted average number of shares outstanding during each year. Common stock equivalents, in the form of employee stock options, were not dilutive. Weighted average shares outstanding were 3,779,432, 3,677,378 and 3,378,200 for 1995, 1994 and 1993, respectively.

NOTE 2:  INVESTMENT SECURITIES

         The amortized cost and fair value of investments in debt securities that are classified as held-to-maturity and Available-for-Sale are as follows:

                                    December 31, 1995                            December 31, 1994
                     ---------------------------------------------- ----------------------------------------------
                                    Gross       Gross    Estimated                Gross       Gross     Estimated
                      Amortized   unrealized  unrealized   Fair      Amortized  unrealized  unrealized    Fair
(In thousands)          cost        gains      (losses)    value       cost       gains      (losses)     value
------------------------------------------------------------------------------------------------------------------

Held-to-maturity

  U.S. treasury       $  45,920  $     400  $     (46)  $  46,274   $  74,544  $     349   $  (1,479)  $  73,414
  U.S. government
    agencies             23,569        692        (18)     24,243      13,375         32        (289)     13,118
  Mortgage-backed
    securities            6,344         37        (55)      6,326       3,551          6        (244)      3,313
  State and political
    subdivisions         58,154      1,536       (356)     59,334      50,904        577      (1,962)     49,519
  Other securities          446         11         --         457          --         --          --          --
                      ---------  ---------  ---------   ---------   ---------  ---------   ---------   ---------
                      $ 134,433  $   2,676  $    (475)  $ 136,634   $ 142,374  $     964   $  (3,974)  $ 139,364
                      =========  =========  =========   =========   =========  =========   =========   =========

Available-for-sale

  U.S. treasury       $  72,258  $   2,102  $      (3)  $      74   $  25,701  $      96   $    (202)  $  25,595
  U.S. government
    agencies             11,905        264        (35)     12,134       1,002          3          --       1,005
  State and political
    subdivisions             51         --         --          51          --         --          --          --
  Other securities        2,976        851         (2)      3,825       2,554        457          (1)      3,010
                      ---------  ---------  ---------   ---------   ---------  ---------   ---------   ---------
                      $  87,190  $   3,217  $     (40)  $  90,367   $  29,257  $     556   $    (203)  $  29,610
                      =========  =========  =========   =========   =========  =========   =========   =========

       Maturities of investment securities at December 31, 1995, are as follows:

                                        Held-to-Maturity    Available-for-Sale
                                       Amortized    Fair    Amortized   Fair
(In thousands)                           Cost       Value     Cost      Value
--------------------------------------------------------------------------------

One year or less ...................   $ 29,013   $ 29,060   $40,279   $40,418
After one through five years .......     44,119     44,926    43,935    46,124
After five through ten years .......     48,364     49,069      --        --
After ten years ....................      6,147      6,796      --        --
Mortgage-backed and other securities       --         --
  not due on a single maturity date       6,790      6,783     2,976     3,825
                                       --------   --------   -------   -------
                                       $134,433   $136,634   $87,190   $90,367
                                       ========   ========   =======   =======

       The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $107,133,000 at December 31, 1995, and $70,981,000 at December 31, 1994. The approximate fair value of pledged securities amounted to $110,319,000 at December 31, 1995, and $70,217,000 at December 31, 1994.

       The book value of securities sold under agreement to repurchase amounted to $1,417,000 and $196,000 for December 31, 1995 and December 31, 1994,
respectively.

       During 1995 and 1994, there were no securities sold. The gross realized gains of $40,000 and $134,000, and gross realized losses of $6,000 and $4,000, respectively, were the result of called bonds.

       As of December 15, 1995, the Company redesignated held-to-maturity securities with an aggregate amortized cost of $40,193,000 and net unrealized gains of $1,905,000 to the available-for-sale portfolio. The redesignation was prompted by the recent announcement by the Financial Accounting Standards Board to allow a one-time redesignation and reflects management's revised expectations of liquidity needs.

       Approximately 13 percent of the state and political subdivision debt obligations are rated A or above. Of the remaining securities, most are nonrated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

       The various categories are summarized as follows:

(In thousands)                             1995         1994
-----------------------------------------------------------------
Loans
Consumer
  Credit card ........................   $ 154,808    $ 164,501
  Student loan .......................      63,492       62,836
  Other consumer .....................      57,166       40,739
Real estate
  Construction .......................      15,177        6,232
  Single family residential ..........      54,341       43,629
  Other commercial ...................      59,012       44,141
Commercial
  Commercial .........................      36,553       29,047
  Agricultural .......................      20,588       16,048
  Financial institutions .............       9,058        6,681
Other ................................       2,546        5,122
                                         ---------    ---------
  Total loans before unearned discount
    and allowances for loan losses ...     472,741      418,976
Unearned discount ....................        (785)        (584)
 Allowance for Loan Losses ...........      (8,418)      (7,790)
                                         ---------    ---------

  Net loans ..........................   $ 463,538    $ 410,602
                                         =========    =========

       As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan". FAS 114 requires discounting expected future cash flows to measure impairment of certain loans, or, as a practical expedient, impairment measurements based on the loan's observable market price or the fair value of collateral if the loan is collateral dependent. The adoption of FAS 114 did not have a material impact on the financial results.

       At December 31, 1995, impaired loans totaled $4,564,000. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 1995 were $832,000. Interest of $200,000 was recognized on average impaired loans of $3,623,000 for 1995. Interest recognized on impaired loans on a cash basis during 1995 was immaterial

       As of December 31, 1995, credit card loans, which are unsecured, were $154,800,000, or 32.8%, of total loans versus $164,500,000, or 39.3% of total loans at December 31. 1994. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of deteriorating credit.

(In thousands)                                            1995       1994      1993
--------------------------------------------------------------------------------------
Allowance for Loan Losses
Balance, beginning of year ...........................   $ 7,790   $ 7,430   $ 5,748
Additions
    Provision charged to expense .....................     2,092     2,050     3,006
    Allowance for loan losses of acquired institutions       361        --        --
                                                         -------   -------   -------
                                                          10,243     9,480     8,754
Deductions
    Losses charged to reserve, net of recoveries of
     $479,000 for 1995, $418,000 for 1994,
     and $727,000 for 1993 ...........................     1,825     1,690     1,324
                                                         -------   -------   -------

Balance, end of year .................................   $ 8,418   $ 7,790   $ 7,430
                                                         =======   =======   =======

NOTE 4:  ACQUISITIONS

       On April 1, 1995, and August 1, 1995, the Company acquired all outstanding stock of Dumas Bancshares, Inc. (DBI), and Dermott State Bank Bancshares, Inc. (DSBB), respectively, in exchange for 137,234 shares of common stock valued at $25.50 per share and cash of $3,900,000. DBI and DSBB were liquidated into the Company leaving Dumas State Bank, First State Bank, and Dermott State Bank as subsidiaries of the Company. First State Bank was merged into Simmons First National Bank and the names of the other two banks were changed to Simmons First Bank of Dumas and Simmons First Bank of Dermott. The acquisitions were accounted for as purchases, and the results of operations from the dates of acquisition are included in the consolidated financial statements. The total acquisition cost of $7,400,000 exceeded the fair value of net assets acquired by $1,599,000.

       Unaudited pro forma consolidated operations assuming the purchases were made at the beginning of each year are shown below.

(In thousands)        1995      1994
---------------------------------------

Total revenue ....   $82,213   $75,094

Net income .......    10,168    10,445

Earnings per share      2.66      2.74

    The pro forma results are not necessarily indicative of what would have occurred had the acquisitions been on these dates, nor are they necessarily indicative of future operations.

    Pro forma data reflect the adjusted depreciation and amortization from adjusting DBI and DSBB assets to market value. No adjustment was made to reflect the combined impact of operations on income tax expenses of the separate companies.

NOTE 5:  FORECLOSED ASSETS HELD FOR SALE

                 Transactions in the allowance for losses on foreclosed assets were as follows:

In thousands)                              1995     1994
----------------------------------------------------------

Balance, beginning of year .............   $ 97    $ 166
 Provisions charged to expense .........      8      151
 Selling expenses incurred on foreclosed
  assets sold ..........................    (58)    (220)
                                           ----    -----

Balance, end of year ...................   $ 47    $  97
                                           ====    =====

NOTE 6:  PREMISES AND EQUIPMENT

       Major classifications of premises and equipment, stated at cost, are as follows:


(In thousands)                1995     1994     Estimated useful lives
-----------------------------------------------------------------------

Land and improvements ....   $ 2,394   $ 2,023
Buildings and improvements    15,733    12,694       10-50 years
Leasehold improvements ...     1,743     1,545        5-20 years
Equipment ................    15,689    12,357        3-10 years
                             -------   -------

                              35,559    28,619
Accumulated depreciation .    19,358    16,504
                             -------   -------

Net premises and equipment   $16,201   $12,115
                             =======   =======

NOTE 7:  TIME DEPOSITS

       Time deposits included approximately $104,906,000 and $55,222,000 of certificates of deposit of $100,000 or more, at December 31, 1995 and 1994, respectively.

       Deposits  are  the  Company's   primary  funding  source  for  loans  and
investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 8:  INCOME TAXES

       The provision for income taxes is comprised of the following components:

(In thousands)                     1995      1994      1992
-------------------------------------------------------------

Income taxes currently payable   $ 4,332    $3,718   $ 4,246
Deferred income taxes ........      (134)       63      (780)
                                 -------    ------   -------
Provision for income taxes ...   $ 4,198    $3,781   $ 3,466
                                 =======    ======   =======

       Deferred income taxes related to the change in unrealized appreciation on available-for-sale securities, shown in stockholders' equity, were $665,000 and ($120,000) for 1995 and 1994, respectively.

       The tax effects of temporary differences related to deferred taxes included on the balance sheet are shown below:

(In thousands)                         1995       1994
----------------------------------------------------------
Deferred tax assets
  Allowance for loan losses .......   $ 2,940    $ 2,744
  Valuation of foreclosed assets ..       250        281
  Deferred compensation payable ...       444        373
  Deferred loan fee income ........       707        773
  Vacation accrual ................       313        280
  Loan servicing reserve ..........       190        136
  Interest on nonaccrual loans ....       230         90
  Other ...........................       114        139
                                      -------    -------
                                        5,188      4,816
                                      -------    -------
Deferred tax liabilities
  Accumulated depreciation ........      (718)      (405)
  Available-for-sale securities ...    (1,151)      (120)
  Other ...........................      (338)      --
                                      -------    -------
                                       (2,207)      (525)
                                      -------    -------
Net deferred tax asset before
  valuation allowance .............     2,981      4,291
                                      -------    -------
Valuation allowance
  Beginning balance ...............      --         (564)
  Change during period ............      --          564
                                      -------    -------
  Ending balance ..................      --         --
                                      -------    -------

Net deferred tax assets included in
  other assets on balance sheets ..   $ 2,981    $ 4,291
                                      =======    =======

       A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)                          1995       1994        1993
----------------------------------------------------------------------


Computed at the statutory rate (34%)   $ 4,834    $ 4,637    $ 4,373

Increase (decrease) resulting from
  Tax exempt income ................      (935)      (985)      (913)
  Amortization of intangible assets         71         82         94
  State income taxes ...............       111        113         56
  Non-deductible expenses ..........        61         54         37
  Other differences, net ...........        56       (120)      (181)
                                       -------    -------    -------

Actual tax provision ...............   $ 4,198    $ 3,781    $ 3,466
                                       =======    =======    =======

NOTE 9:  LONG-TERM DEBT AND CAPITAL NOTES

       Long-term debt and capital notes at December 31, 1995 and 1994, consisted of the following components.

(In thousands)          1995     1994
----------------------------------------

Capital notes ......   $3,650   $11,000

Other debt .........    1,107     1,144
                       ------   -------
Total long-term debt   $4,757   $12,144
                       ======   =======

       Capital notes of Simmons First National Corporation are due June 30, 1997, with interest payable quarterly and rates adjusted quarterly to the then prime rate offered by Chase Manhattan in New York, which was adjusted at December 31, 1995, to 8.75%.

       Other debt consists of a mortgage note payable to Mutual Benefit Life Insurance Corporation, secured by land and building with a book value of $1,978,000, payable in equal monthly installments of $12,000, including interest at approximately 9.75% per annum. Final payment is due August, 2008.

       Aggregate annual maturities of long-term debt at December 31, 1995 are:

                                           Annual
(In thousands)              Year         Maturities
-----------------------------------------------------

                          1996           $    41
                          1997             3,695
                          1998                49
                          1999                55
                          2000                60
                          Thereafter         857
                                         -------

                           Total         $ 4,757
                                         =======

NOTE 10:  CAPITAL STOCK

       In addition to the common stock from which stock has been issued, as shown on the balance sheet, the following classes of stock have been authorized.

       Class B common stock of $1.00 par value per share, authorized 300 shares: none issued.

       Class A preferred stock of $100.00 par value per share, authorized 50,000 shares: none issued.

       Class B preferred stock of $100.00 par value per share, authorized 50,000 shares: none issued.

         On May 12, 1993, the Company issued and sold 700,000 shares of Class A Common Stock. And on June 10, 1993, the Company issued and sold an additional 105,000 shares. The net proceeds to the Company stockholders' equity after expenses was $16.1 million. In addition, 2,000 shares, related to exercised stock options, were issued in the second quarter of 1995.

         On April 1, 1995, the Company issued 137,234 shares of common stock valued at $25.50 per share in exchange for shares in Dumas Bancshares, Inc.
(DBI).

NOTE 11:  TRANSACTIONS WITH RELATED PARTIES

       At December 31, 1995 and 1994, the subsidiary banks had loans outstanding to executive officers, directors, and to companies in which the banks' executive officers or directors were principal owners, in the amount of $7,635,000 in 1995, and $3,643,000 in 1994.

(In thousands)
--------------------------------------

Balance, December 31, 1994   $ 3,643
New loans ................     4,616
Repayments ...............      (623)
                             -------

Balance, December 31, 1995   $ 7,636
                             =======

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

NOTE 12: EMPLOYEE BENEFIT PLANS

       In 1990,  the  Board  of  Directors  approved  the  adoption  of a 401(k)
retirement  plan,   effective  January  1,  1991,  covering   substantially  all
employees.  Employees may contribute up to 12% of their  compensation,  with the
Company and its subsidiaries matching 25% of the employees'  contribution on the first  5% of the  employee's  compensation.  The  charges  to  income  for  this contribution  in 1995,  1994 and 1993  were  $129,000,  $125,000  and  $106,000, respectively.

       The Company and its subsidiaries have a discretionary profit sharing and employee stock ownership plan covering all employees. The charges to income for the plan were $640,000 for 1995, $600,000 for 1994, and $550,000 for 1993.

       In 1990, the Board of Directors adopted an incentive and nonqualified stock option plan. Pursuant to the plan, an aggregate of 140,000 shares were reserved for future issuance by the Company, upon exercise of stock options to be granted to officers and other key employees.

       The table below summarizes the transactions under the Company's stock option plan:


                                                       Under
(Number of shares)                        Available    Option
--------------------------------------------------------------


Balance, December 31, 1993                  77,000     63,000
  Options granted November 28, 1994
   ($23.37 per share)                       (6,000)     6,000
                                           -------    -------

Balance, December 31, 1994                  71,000     69,000
                                           -------    -------

Options granted
  March 1, 1995
    ($23.75 per share)                     (11,000)    11,000

  November 27, 1995
    ($29.00 per share)                     (10,000)    10,000

  December 27, 1995
    ($30.75 per share)                     (16,500)    16,500

Options exercised
  May 14, 1995                              (2,000)
                                           -------    -------

Balance, December 31, 1995                  33,500    104,500
                                           =======    =======

Options exercisable at December 31, 1995               58,100
                                                      =======

       Also, Simmons First National Bank and Simmons First Bank Jonesboro have deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $184,000 for 1995, $128,000 for 1994 and $187,000 for 1993. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8% discount factor.

NOTE 13:  ADDITIONAL CASH FLOW INFORMATION FOR 1995, 1994 AND 1993

(In thousands)                                   1995       1994       1993
------------------------------------------------------------------------------

Non-Cash Investing Activities
  Sale and financing of foreclosed assets
   held for sale ...........................   $    674    $   148   $   292

  Real estate acquired in settlement of debt        169         81     1,230

  Common stock issued in connection with
   the DBI acquisition .....................      3,500         --        --

     The Company purchased all of the common stock of DBI and DSBB for $7,400,000. In connection with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired ............     61,278
  Cash paid for the capital stock ..........     (3,900)
  Common stock issued ......................     (3,500)
                                                 ------

     Liabilities assumed ...................     53,878
                                                 ======

Additional Cash Payment Information:

    Interest paid ..........................     23,093     16,191    16,319

    Income taxes paid ......................      3,851      4,530     3,968

NOTE 14:  OTHER OPERATING EXPENSE

  Other non-interest expense consists of the following:

(In thousands)            1995       1994      1993
------------------------------------------------------

Professional services    $ 1,400   $ 1,634   $ 1,530
Postage ..............     1,319     1,234     1,267
Telephone ............       841       771       783
Credit card expense ..     1,445     1,458     1,163
Operating supplies ...       846       695       954
FDIC insurance .......       830     1,307     1,293
Miscellaneous expenses     5,867     5,564     5,870
                         -------   -------   -------
     Total ...........   $12,548   $12,663   $12,860
                         =======   =======   =======

NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

    The carrying amount for cash and cash equivalents approximates fair value.

Held-To-Maturity Securities

    Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

Available-For-Sale Securities and Trading Securities

    Fair value for trading and available-for-sale and trading securities, which also are the amounts recognized in the balance sheet, equal quoted market prices, if available. If quoted market prices are not available, fair values are estimates based on quoted market prices of similar securities.

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

Deposits

    The fair value of demand deposits, savings accounts, NOW accounts, and money market deposits is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed-maturity time deposits is estimated, using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Federal Funds Purchased, Securities Sold Under Agreement to Repurchase, and Other Borrowings

    The carrying amount for federal funds purchased, securities sold under agreement to repurchase, and other borrowings is a reasonable estimate of fair value.

Long-Term Debt and Capital Notes

    Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of the capital notes approximate the carrying value.

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

                                              December 31, 1995      December 31, 1994
                                             -------------------    --------------------
                                              Carrying     Fair     Carrying    Fair
(In thousands)                                 Amount      Value     Amount      Value
----------------------------------------------------------------------------------------
Financial assets
  Cash and cash equivalents ...............   $ 73,422   $ 73,422   $ 74,002   $ 74,002
  Held-to-maturity securities .............    134,433    136,634    142,374    139,364
  Available-for-sale securities ...........     90,367     90,367     29,610     29,610
  Trading account securities ..............        548        548      2,734      2,734
  Mortgage loans held for sale ............     26,159     26,159      8,720      8,720
  Interest receivable .....................      7,953      7,953      6,289      6,289
  Loans, net of unearned discounts and
    allowance for loan losses .............    463,538    475,252    410,602    411,582

Financial liabilities
  Non-interest-bearing transaction accounts    108,779    108,779    109,564    109,564
  Interest-bearing transaction accounts and
    savings deposits ......................    251,065    251,065    228,649    228,649
  Time deposits ...........................    344,924    351,163    245,325    238,571
  Federal funds purchased and securities
    sold under agreement to repurchase ....     20,861     20,861     23,931     23,931
  Short-term debt .........................      1,405      1,405      1,621      1,621
  Capital notes ...........................      3,650      3,650     11,000     11,000
  Long-term debt ..........................      1,107      1,137      1,144      1,244
  Interest payable ........................      3,090      3,090      1,718      1,718

Unrecognized financial instruments
  (net of contract amount)
    Letters of credit .....................       --         --         --         --
    Lines of credit .......................       --         --         --         --
    Forward commitments ...................       --         --         --         --

       The fair value of commitments to extend credit and forward commitments to sell mortgage loans do not differ materially from the notional or principal amounts.

NOTE 16:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

       Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 3.

NOTE 17:  COMMITMENTS AND CREDIT RISK

     The five subsidiary banks grant agri-business, credit card, commercial, and residential loans to customers throughout the state. Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterpart. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.

       At December 31, 1995 and 1994, the Company had outstanding commitments to originate portfolio loans aggregating approximately $67,853,000 and $47,733,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $26,744,000 and $16,519,000 at December 31, 1995 and 1994, respectively, with the remainder at floating interest rates.

       Mortgage loans serviced for others totaled $1,224,467,000 and $1,228,311,000 at December 31, 1995 and 1994, respectively. A reserve of $573,000 has been established for potential loss obligations, based on management's evaluation of a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency, and amounts previously advanced on behalf of the borrower that the Company does not expect to recover. Such reserve is netted against foreclosure receivables included in other assets. The transactions included in that reserve are as follows:

(In thousands)                     1995      1994        1993
-----------------------------------------------------------------

Balance, beginning of year ...   $   210    $   310    $   556

Additions
  Provision charged to expense     1,349      1,398      1,029

Deductions
  Losses charged to reserve ..      (986)    (1,498)    (1,275)
                                 -------    -------    -------

Total ........................   $   573    $   210    $   310
                                 =======    =======    =======

       Mortgage loans in the process of origination represent amounts which the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Company acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.

       Total  mortgage   loans  in  the  process  of  origination   amounted  to
$27,691,000 and $11,748,000, mortgage loans held for sale amounted to $26,159,000 and $8,720,000, at December 31, 1995 and 1994, respectively. Related forward commitments to sell mortgage loans amounted to approximately $40,677,000 and $19,582,000 at December 31, 1995 and 1994, respectively. Included in mortgage loans in the process of origination were commitments to originate loans at fixed rates of interest of $26,127,000 and $11,007,000 at December 31, 1995 and 1994, respectively.

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

       The Company had total outstanding letters of credit amounting to $1,954,000 and $918,000 at December 31, 1995 and 1994, respectively, with terms ranging from 95 days to one year.

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

       At December 31, 1995, the Company had granted unused lines of credit to borrowers, aggregating approximately $3,365,000 and $157,068,000 for commercial lines and open-end consumer lines. At December 31, 1994, unused lines of credit aggregated approximately $4,568,000 for commercial lines and $143,563,000 for open-end consumer lines.

       At December 31, 1995, the Company did not have concentrations of 5% or more of the investment portfolio in any bonds issued by a single municipality.

NOTE 18:  LEASES

       At December 31, 1995, 1994, and 1993, there were obligations under a number of long-term land and office operating leases, which required minimum annual rentals, aggregating approximately $316,000 for 1995, $553,000 for 1994, and $589,000 for 1993. The leases extend for varying periods, up to the year 2057.

       Minimum annual rentals under these non-cancelable leases at December 31, 1995, are as follows:

                                                                Annual
(In thousands)                    Year                          Rentals
---------------------------------------------------------------------------
                         1996-2000 (each year)                   $  227
                         2001-2005 (five year aggregate)            866
                         2006-2010 (five year aggregate)            620
                         2011-2015 (five year aggregate)            620
                         2016 and thereafter (aggregate)          4,089

       The corporate subsidiaries are obligated under equipment leases on a month-to-month basis, which are expected to be renewed and had aggregate annual rentals of approximately $148,000 in 1995, $150,000 in 1994, and $166,000 in
1993. The subsidiaries are also obligated on one-year leases for office and storage space, having aggregate annual rentals of approximately $516,000 in 1995, $240,000 in 1994, and $63,000 in 1993.

NOTE 19:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE

       The Financial Accounting Standards Board recently adopted Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of APB No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. This statement applies to financial statements for fiscal year end 1996. Management expects to continue to account for stock-based compensation in accordance with the provisions of APB No. 25. Therefore, FAS 123 is not expected to have a significant impact on the Company's consolidated financial statements.

NOTE 20:  CONTINGENT LIABILITIES

       The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 21:  STOCKHOLDERS' EQUITY

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

       At December 31, 1995, the bank subsidiaries had approximately $16,000,000 in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies. The most restrictive regulatory capital requirements at December 31, 1995 and 1994, were $36,733,000 and $35,322,000, respectively.

       The Federal Reserve Board has established guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution is one that has at least a 10% "total risk-based capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 5% "Tier 1 leverage capital" ratio. At December 31, 1995, each of the subsidiary banks met the capital standards for a well-capitalized institution. The Company's risk-based capital ratio at December 31, 1995, was 20.03%.

NOTE 22:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1995 and 1994

(In thousands)                                            1995        1994
-----------------------------------------------------------------------------
ASSETS

  Cash and cash equivalents ..........................   $    898   $28,053
  Investment in wholly-owned subsidiaries ............     79,799    63,134
  Excess cost over fair value of  net assets acquired         796       940
  Investment securities ..............................     16,470      --
  Fixed assets .......................................      2,710     2,774
  Other assets .......................................      1,042     1,068
                                                         --------   -------

       Total assets ..................................   $101,715   $95,969
                                                         ========   =======
LIABILITIES

  Borrowed funds .....................................   $  4,757   $12,144
  Other liabilities ..................................        161       125
                                                         --------   -------

       Total liabilities .............................   $  4,918   $12,269
                                                         --------   -------
STOCKHOLDERS' EQUITY

  Common stock stated value ..........................     19,083    18,387
  Capital surplus ....................................     22,651    19,827
  Unrealized appreciation on available for
     sale securities, net of income taxes
     of $1,152 and $120 at 1995 and 1994, respectively      2,025       233
  Retained earnings ..................................     53,038    45,253
                                                         --------   -------

       Total stockholders' equity ....................     96,797    83,700
                                                         --------   -------
         Total liabilities and
           stockholders' equity ......................   $101,715   $95,969
                                                         ========   =======

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993


(In thousands)                                1995     1994       1993
---------------------------------------------------------------------------
Income

  Dividends from subsidiaries ...........   $ 3,205   $ 3,659    $ 5,101
  Other income ..........................     4,256     1,702      3,269
                                            -------   -------    -------
                                              7,461     5,361      8,370
Expenses ................................     3,982     1,943      3,885
                                            -------   -------    -------

Income before income taxes and equity in
 undistributed net income of subsidiaries     3,479     3,418      4,485

Provision for income taxes ..............       137      (162)      (167)
                                            -------   -------    -------

Income before equity in undistributed
 net income of subsidiaries .............     3,342     3,580      4,652

Equity in undistributed net income
 of subsidiaries ........................     6,677     6,280      4,744
                                            -------   -------    -------

Net income ..............................   $10,019   $ 9,860    $ 9,396
                                            =======   =======    =======

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993


(In thousands, except per share data)                                       1995       1994        1993
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................   $ 10,019    $  9,860    $  9,396
  Items not requiring (providing) cash
    Depreciation and amortization ....................................        331         280         588
    Accretion ........................................................        (87)       (346)       (306)
    Deferred income taxes ............................................       (280)         73        (105)
    Equity in undistributed net income of bank subsidiaries ..........     (6,677)     (6,280)     (4,744)
    Gain on sale of premises and equipment ...........................       --             9        --
  Changes in
    Accounts receivable ..............................................         26         539         327
    Accounts payable and accrued expenses ............................       (672)     (2,611)       (400)
    Income taxes payable .............................................        (44)      1,155          (3)
                                                                         --------    --------    --------
          Net cash provided by operating activities ..................      2,616       2,679       4,753
                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (originations) collections of loans ............................       --          --         3,750
  Purchase of premises and equipment .................................       (398)       (182)       (268)
  Proceeds from sale of fixed assets .................................        275         168        (296)
  Acquisition of DBI and DSBB ........................................     (3,664)
  Proceeds from maturities of held-to-maturity investment securities .     24,000      24,806         781
  Purchase of held-to-maturity investment securities .................    (30,082)       --       (24,605)
  Proceeds from maturities of available-for-sale investment securities      1,896        --          --
  Purchase of available-for-sale investment securities ...............    (12,197)       --          --
                                                                         --------    --------    --------
          Net cash provided by (used in) investing activities ........    (20,170)     24,792     (20,638)
                                                                         --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal reduction on long-term debt ..............................     (7,387)        (34)        (30)
  Dividends paid .....................................................     (2,234)     (1,728)     (1,390)
  Proceeds from sale of additional stock .............................       --          --        16,110
  Issuance of common stock for exercised options .....................         20        --          --
                                                                         --------    --------    --------
          Net cash provided by (used in) financing activities ........     (9,601)     (1,762)     14,690
                                                                         --------    --------    --------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...................................................    (27,155)     25,709      (1,195)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .........................     28,053       2,344       3,539
                                                                         --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR ...............................   $    898    $ 28,053    $  2,344
                                                                         ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable hereunder.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Incorporated  herein  by  reference  from  the  Company's   definitive  proxy
statement for the Annual Meeting of Stockholders to be held April 23, 1996, to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

   Incorporated  herein  by  reference  from  the  Company's   definitive  proxy
statement for the Annual Meeting of Stockholders to be held April 23, 1996, to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated  herein  by  reference  from  the  Company's   definitive  proxy
statement for the Annual Meeting of Stockholders to be held April 23, 1996, to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated  herein  by  reference  from  the  Company's   definitive  proxy
statement for the Annual Meeting of Stockholders to be held April 23, 1996, to be filed pursuant to Regulation 14A.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORK 8-K

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

(b)  Reports on Form 8-K

   No reports on Form 8-K were filed for the three months ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       /s/ John L. Rush
                                     -----------------------------March 25, 1996
                                     John L. Rush, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1996.

      Signature                        Title

/s/ J. Thomas May
----------------------------    President, Chief Executive Officer and Director
J. Thomas May

/s/ Barry L. Crow
----------------------------    Executive Vice President and Chief Financial
Barry L. Crow                   Officer (Principal Financial and Accounting
                                Officer)

/s/ W. E. Ayres
----------------------------    Director
W. E. Ayres

/s/ Ben V. Floriani
----------------------------    Director
Ben V. Floriani

/s/ C. Ramon Greenwood
----------------------------    Director
C. Ramon Greenwood

/s/ Lara F. Hutt, III
----------------------------    Director
Lara F. Hutt, III

/s/ David R. Perdue
----------------------------    Director
David R. Perdue

/s/ Harry L. Ryburn
----------------------------    Director
Harry L. Ryburn

/s/ Donald W. Stone
----------------------------    Director
Donald W. Stone

/s/ Henry F. Trotter, Jr.
----------------------------    Director
Henry F. Trotter, Jr.