Form 10-Q
period 1996-03-31
SIMMONS FIRST NATIONAL CORP
filed 1996-05-10
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION

                              Financial Statements

                                   (Form 10-Q)

                                 March 31, 1996



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996                 Commission File Number 06253
                  --------------                                        -----


                       SIMMONS FIRST NATIONAL CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arkansas                                          71-0407808
- -------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)


  501 Main Street   Pine Bluff, Arkansas                        71601
- -------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      501-541-1350
                                                    --------------------
                                 Not Applicable
- ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X    NO
                                       ---     ---

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Indicate the number of shares outstanding of each of issuer's classes of securities.

                    Class A, Common           3,813,639
                    Class B, Common           None


                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


                                                                      Page No.

Part I:     Summarized Financial Information

               Consolidated Balance Sheets --
                     March 31, 1996 and December 31, 1995               3-4

               Consolidated Statements of Income --
                     Three months ended
                     March 31, 1996 and 1995                              5

               Consolidated Statements of Cash Flows --
                     Three months ended March 31, 1996 and 1995           6

               Consolidated Statement of Changes in Stockholders'
                     Equity -- Three months ended
                      March 31, 1996 and 1995                             7

               Notes to Consolidated Financial Statements              8-16

               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations              17-18

               Review by Independent Certified Public Accountants        19

Part II:    Other Information                                            20


                                     Part I

                       SIMMONS FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                     ASSETS
                                                            March 31,  December 31,
(In thousands)                                                1996        1995
- -----------------------------------------------------------------------------------
                                                                (Unaudited)

Cash and non-interest-bearing balances due from banks ....   $ 29,469   $ 36,179

Interest-bearing balances due from banks .................      3,110      2,398
Federal funds sold and securities purchased
  under agreements to resell .............................     39,530     34,845
                                                              -------    -------
    Cash and Cash Equivalents ............................     72,109     73,422

Investment securities
  Held-to-maturity .......................................    137,553    134,433
  Available-for-sale .....................................     90,375     90,367
Mortgage loans held for sale, net of unrealized gains ....     27,785     26,159
Trading securities .......................................        625        548
Loans ....................................................    462,759    471,956
   Allowance for possible loan losses ....................     (8,412)    (8,418)
                                                              -------    -------
     Net loans ...........................................    454,347    463,538

Premises and equipment ...................................     17,565     16,201
Foreclosed assets held for sale ..........................        983      1,017
Interest receivable ......................................      7,553      7,953
Cost of loan servicing rights acquired ...................      5,172      4,867
Excess of cost over fair value of net assets acquired,
  at amortized cost ......................................      3,493      3,677
Other assets .............................................     14,920     17,702
                                                              -------    -------

                               Total Assets ..............   $832,480   $839,884
                                                              =======    =======

The December 31, 1995 Consolidated Balance Sheet is as reported in the Corporation's 1995 Annual Report.

See Notes to Consolidated Financial Statements.


                       SIMMONS FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           March 31,   December 31,
(In thousands)                                               1996         1995
- ------------------------------------------------------------------------------------
                                                                (Unaudited)

Non-interest bearing transaction accounts ...............    $102,132   $108,779
Interest-bearing transaction accounts and
 savings deposits .......................................     242,443    251,065
Time deposits ...........................................     350,228    344,924
                                                              -------    -------

        Total Deposits ..................................     694,803    704,768

Federal funds purchased and securities
  sold under agreements to repurchase ...................      23,068     20,861
Short-term debt .........................................       1,594      1,405
Long-term debt ..........................................       4,747      4,757
Accrued interest and other liabilities ..................      10,728     11,296
                                                              -------    -------

        Total Liabilities ...............................     734,940    743,087
                                                              -------    -------


STOCKHOLDERS' EQUITY
  Capital stock
    Class A, common, par value $5 a share, authorized
      10,000,000 shares, issued and outstanding
      3,813,639 and 3,816,612 at 1996 and 1995,
      respectively ......................................      19,068     19,083
  Surplus ...............................................      22,368     22,651
  Undivided profits .....................................      54,669     53,038

  Unrealized appreciation on available-for-sale
     securities, net of income taxes of $817 and
     $1,152 at 1996 and 1995, respectively ..............       1,435      2,025
                                                              -------    -------

        Total Stockholders' Equity ......................      97,540     96,797
                                                              -------    -------


           Total Liabilities and Stockholders' Equity        $832,480   $839,884
                                                              =======    =======

The December 31, 1995 Consolidated Balance Sheet is as reported in the Corporation's 1995 Annual Report.

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                             THREE MONTHS ENDED
                                                            March 31,  March 31,
(In thousands, except per share data)                            1996     1995
- --------------------------------------------------------------------------------
                                                                  (Unaudited)
INTEREST INCOME
    Loans ....................................................   $10,485   $ 8,815
    Federal funds sold and securities purchased
      under agreements to resell .............................       548       370
    Investment securities
      Held-to-maturity .......................................     1,954     2,323
      Available-for-sale .....................................     1,483       674
    Mortgage loans held for sale, net of unrealized gains ....       400       144
    Trading securities .......................................        10        10
    Interest-bearing balances due from banks .................        30        26
                                                                  ------    ------
            TOTAL INTEREST INCOME ............................    14,910    12,362
                                                                  ------    ------
INTEREST EXPENSE
    Interest bearing transaction accounts and savings deposits     1,634     1,349
    Time deposits ............................................     4,788     2,987
    Federal funds purchased and securities
      sold under agreements to repurchase ....................       391       348
    Short-term debt ..........................................        14        24
    Long-term debt ...........................................       104       259
                                                                  ------    ------
            TOTAL INTEREST EXPENSE ...........................     6,931     4,967
                                                                  ------    ------
NET INTEREST INCOME ..........................................     7,979     7,395
    Provision for possible loan losses .......................       502       449
                                                                  ------    ------
NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES ....................................     7,477     6,946
                                                                  ------    ------
NON-INTEREST INCOME
    Trust department income ..................................       553       418
    Service charges on deposit accounts ......................       739       599
    Other service charges and fees ...........................       229       200
    Income on sale of mortgage loans, net of commissions .....       106        92
    Income on investment banking, net of commissions .........       300       123
    Net realized gains on securities .........................       152         1
    Credit card fees .........................................     2,257     2,399
    Loan service fees ........................................     1,603     1,386
    Other operating income ...................................       140       745
                                                                  ------    ------
            TOTAL NON-INTEREST INCOME ........................     6,079     5,963
                                                                  ------    ------
NON-INTEREST EXPENSE
    Salaries and employee benefits ...........................     5,629     5,223
    Occupancy expense, net ...................................       613       532
    Furniture & equipment expense ............................       561       509
    Loss on foreclosed assets ................................       281       353
    Other operating expenses .................................     3,366     3,073
                                                                  ------    ------
            TOTAL NON-INTEREST EXPENSE .......................    10,450     9,690
                                                                  ------    ------
INCOME BEFORE INCOME TAXES ...................................     3,106     3,219
    Provision for income taxes ...............................       864       966
                                                                  ------    ------
NET INCOME ...................................................   $ 2,242   $ 2,253
                                                                  ======    ======
EARNINGS PER AVERAGE COMMON SHARE ............................   $  0.59   $  0.61
                                                                  ======    ======
DIVIDENDS PER COMMON SHARE ...................................   $  0.16   $  0.13
                                                                  ======    ======

See Notes to Consolidated Financial Statements.


                       SIMMONS FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                  Three Months Ended
                                                                  March 31,  March 31,
(In thousands)                                                      1996       1995
- ---------------------------------------------------------------------------------------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................................   $  2,242   $  2,253
  Items not requiring (providing) cash
    Depreciation and amortization .............................        961        407
    Provision for possible loan losses ........................        502        449
    Amortization of premiums and accretion of discounts
      on investment securities and mortgage-backed certificates       (334)       (34)
    Provision for foreclosed assets ...........................         80         40
    Net  realized gains/(losses) on securities ................        152         (1)
    Gain on sale of premises and equipment ....................          4        --
    Deferred income taxes .....................................          7       (127)
  Changes in
    Interest receivable .......................................        400         44
    Mortgage loans held for sale ..............................     (1,626)       443
    Other assets ..............................................      1,284      1,660
    Accrued interest and other liabilities ....................        600     (5,191)
    Income taxes payable ......................................        (68)       818
    Trading securities ........................................        (77)       116
                                                                   -------    -------
          Net cash provided by  operating activities ..........      4,127        877
                                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net collections of loans ....................................      8,638     12,371
  Purchase of premises and equipment ..........................     (1,879)    (1,098)
  Proceeds from sale of fixed assets ..........................        155       --
  Proceeds from the sale of foreclosed assets .................          5        102
  Proceeds from the sale of available-for-sale securities .....        145       --
  Proceeds from maturities of available-for sale securities ...     20,270      2,500
  Purchases of available-for-sale securities ..................    (21,564)    (7,500)
  Proceeds from maturities of held-to-maturity securities .....     23,582     12,994
  Purchases of held-to-maturity securities ....................    (26,304)   (28,723)
                                                                   -------    -------
          Net cash provided by (used in)  investing activities       3,048     (9,354)
                                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in transaction accounts
    and savings deposits ......................................    (15,269)   (15,184)
  Net increase  in time deposits ..............................      5,304     12,515
  Repayments of other borrowings ..............................    (34,132)   (73,501)
  Proceeds from other borrowings ..............................     34,311     72,483
  Dividends paid ..............................................       (611)      (478)
  Net increase (decrease) federal funds purchased
    and securities sold under agreements to repurchase ........      2,207     (3,061)
  Repurchase of common stock ..................................       (298)       --
                                                                   -------    -------
          Net cash used in financing activities ...............     (8,488)    (7,226)
                                                                   -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS .........................     (1,313)   (15,703)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................     73,422     74,002
                                                                   -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................   $ 72,109   $ 58,299
                                                                   =======    =======

See Notes to Consolidated Financial Statements.


                       SIMMONS FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                          NET
                                                                      UNREALIZED
                                                  COMMON              GAIN ON AFS  UNDIVIDED
(In thousands)                                    STOCK      SURPLUS  SECURITIES   PROFITS    TOTAL
- -----------------------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1994 ............         $  18,387  $  19,827  $     233   $  45,253   $  83,700

NET INCOME ............................                                               2,253       2,253

CASH DIVIDENDS DECLARED
  ($.13 PER SHARE) ....................                                                (478)       (478)

CHANGE IN UNREALIZED APPRECIATION
  ON AVAILABLE-FOR-SALE SECURITIES,
  NET OF INCOME TAXES OF $150 .........                                     242                     242
                                                 --------   --------   --------    --------    --------

BALANCE, MARCH 31, 1995 ...............            18,387     19,827        475      47,028      85,717

EXERCISE OF STOCK OPTIONS--2,000 SHARES                10         10                                 20

COMMON STOCK ISSUED IN CONNECTION
WITH PURCHASE OF DUMAS BANCSHARES, INC
(137,234 SHARES @$25.50 PER SHARE) ....               686      2,814                              3,500

NET INCOME ............................                                               7,766       7,766

CASH DIVIDENDS DECLARED
  ($.46 PER SHARE) ....................                                              (1,756)     (1,756)

CHANGE IN UNREALIZED APPRECIATION
  ON AVAILABLE-FOR-SALE SECURITIES,
  NET OF INCOME TAXES OF $882 .........                                   1,550                   1,550
                                                 --------   --------   --------    --------    --------

BALANCE, DECEMBER 31, 1995 ............            19,083     22,651      2,025      53,038      96,797

EXERCISE OF STOCK OPTIONS--9,000 SHARES                45         57                                102

REPURCHASE OF COMMON STOCK ............               (60)      (340)                              (400)

NET INCOME ............................                                               2,242       2,242

CASH DIVIDENDS DECLARED
  ($.16 PER SHARE) ....................                                                (611)       (611)

CHANGE IN UNREALIZED APPRECIATION
  (DEPRECIATION) ON AVAILABLE-FOR-SALE
  SECURITIES, NET OF INCOME TAX CREDIT
  OF $335 .............................                                                (590)       (590)
                                                 --------   -------    --------    --------    --------

BALANCE,  MARCH 31, 1996 ..............         $  19,068  $ 22,368   $   1,435   $  54,669   $  97,540
                                                 ========   =======    ========    ========    ========

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

         The accounting policies followed in the presentation of interim financial results are presented on pages 26-29 of the 1995 Annual Report to shareholders.

NOTE 2:  INVESTMENT SECURITIES

         The amortized cost and fair value of investments in debt securities that are Held to Maturity and Available For Sale are as follows:

                                       March 31, 1996                                  December 31, 1995
                      ------------------------------------------------------------------------------------------------
                                    Gross        Gross                               Gross        Gross
                      Amortized   Unrealized   Unrealized     Fair      Amortized  Unrealized   Unrealized     Fair
(In  thousands)          Cost       Gains       (Losses)      Value       Cost        Gains      (Losses)      Value
- -----------------------------------------------------------------------------------------------------------------------
Held to Maturity

U.S. Treasury .....   $  36,921   $     247    $    (239)  $  36,929   $  45,920   $     400    $     (46)   $  46,274
U.S. Government
  agencies ........      34,835         386         (342)     34,879      23,569         692          (18)      24,243
Mortgage-backed
  securities ......       6,136          24          (88)      6,072       6,344          37          (55)       6,326
State and political
  subdivisions ....      59,245       1,250         (277)     60,218      58,154       1,536         (356)      59,334
Other securities ..         416           2           (4)        414         446          11         --            457
                       --------    --------     --------    --------    --------    --------     --------     --------
                      $ 137,553   $   1,909    $    (950)  $ 138,512   $ 134,433   $   2,676    $    (475)   $ 136,634
                       ========    ========     ========    ========    ========    ========     ========     ========

Available For Sale

U.S. Treasury .....   $  73,080   $   1,432    $     (82)  $  74,430   $  72,258   $   2,102    $      (3)   $  74,357
U.S. Government
  agencies ........      11,957         189          (82)     12,064      11,905         264          (35)      12,134
State and political
  subdivisions ....          50        --           --            50          51        --           --             51
Other securities ..       3,036         796           (1)      3,831       2,976         851           (2)       3,825
                       --------    --------     --------    --------    --------    --------     --------     --------
                      $  88,123   $   2,417    $    (165)  $  90,375   $  87,190   $   3,217    $     (40)   $  90,367
                       ========    ========     ========    ========    ========    ========     ========     ========


Maturities of investment securities at March 31, 1996

                                      Held to Maturity     Available for Sale
                                     Amortized    Fair     Amortized    Fair
(In thousands)                         Cost       Value      Cost       Value
- -------------------------------------------------------------------------------

One year or less .................   $ 24,330   $ 24,340   $ 42,345   $ 42,466
After one through five years .....     52,942     53,253     42,742     44,078
After five through ten years .....     47,707     47,858       --         --
After ten years ..................      6,022      6,575       --         --
Mortgage-backed securities not due
  on a single maturity date ......      6,136      6,072       --         --
Other securities .................        416        414      3,036      3,831
                                      -------    -------    -------    -------
                                     $137,553   $138,512   $ 88,123   $ 90,375
                                      =======    =======    =======    =======

         The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $101,913,000 at March 31, 1996, and $107,133,000 at December 31, 1995. The approximate fair value of pledged securities amounted to $103,636,000 at March 31, 1996 and $110,319,000 at December 31, 1995.

     The book value of securities sold under  agreements to repurchase  amounted
to  $663,000  and   $1,417,000  for  March  31,  1996  and  December  31,  1995,
respectively.

         The table below shows gross realized gains and losses during the first three months of 1996 and 1995. There were no proceeds from sales at March 31, 1995 because the gains were the result of called bonds.

                           March 31,  March 31,
(In thousands)               1996      1995
- ------------------------------------------------

Proceeds from sales .....   $  145   $  --
                             -----    -----

Gross gains .............      152        1
Gross losses ............      --       --
                             -----    -----

Securities gains (losses)   $  152   $    1
                             =====    =====

         As of December 15, 1995, the Corporation redesignated held-to-maturity securities with an aggregate amortized cost of $40,193,000 and net unrealized gains of $1,905,000 to the available-for-sale portfolio. The redesignation was prompted by the recent announcement by the Financial Accounting Standards Board to allow a one-time redesignation and reflects management's revised expectations of liquidity needs.

         Approximately 13 percent of the state and political subdivision securities are rated A or above. Of the remaining securities, most are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The various categories are summarized as follows:

                                                 March 31,    December 31,
(In thousands)                                     1996          1995
- ---------------------------------------------------------------------------
Loans
   Consumer
      Credit card ............................   $ 144,651    $ 154,808
      Student loan ...........................      67,386       63,492
      Other consumer .........................      59,832       57,166
   Real estate
      Construction ...........................      16,066       15,177
      Single family residential ..............      53,040       54,341
      Other commercial .......................      59,855       59,012
   Commercial
      Commercial .............................      36,698       36,553
      Agricultural ...........................      14,756       20,588
      Financial institutions .................       8,537        9,058
   Other .....................................       2,701        2,546
                                                  --------     --------
      Total loans before unearned discount and
        allowances for possible loan losses ..     463,522      472,741
   Unearned discount .........................        (763)        (785)
   Allowance for possible loan losses ........      (8,412)      (8,418)
                                                  --------     --------
         Net Loans ...........................   $ 454,347    $ 463,538
                                                  ========     ========

         During the first quarter of 1996, foreclosed assets held for sale decreased to $983,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Corporation at March 31, 1996, were $7,000, $1,623,000 and $1,513,000, respectively, bringing the total of non-performing assets to $4,126,000.


                                                  March 31,   December 31,
(In thousands)                                      1996         1995
- --------------------------------------------------------------------------
Allowance for Possible Loan Losses
   Balance, beginning of year ..................   $8,418       $7,790
   Additions
      Provision charged to expense .............      502          449
                                                    -----        -----
                                                    8,920        8,239
   Deductions
      Losses charged to allowance, net of
        recoveries of $103 and $114 for
        the first three months of 1996 and 1995,
        respectively ...........................      508          322
                                                    -----        -----
   Balance, March 31 ...........................   $8,412       $7,917
                                                    =====        -----

       Additions
      Provision charged to expense .............                 1,643
      Allowance for loan losses
         of acquired institutions ..............                   361
                                                                 -----
                                                                 2,004
   Deductions
      Losses charged to allowance,
      net of recoveries of $365
        for the last nine months of
        1995                                                     1,503
                                                                 -----
Balance, end of year ...........................                $8,418
                                                                 =====

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

         At March 31, 1996 and December 31, 1995, impaired loans totaled $4,564,000, all of which had reserves allocated. An allowance of $890,000 and $832,000 for possible losses related to those loans at March 31, 1996 and December 31, 1995, respectively.

         Interest of $65,000 and $38,000 was recognized on average impaired loans of $4,543,000 and $3,527,000 as of March 31, 1996 and 1995, respectively. Interest recognized on impaired loans on a cash basis during the first three months of 1996 and 1995 was immaterial.

NOTE 4:  ACQUISITIONS

         On April 1, 1995, and August 1, 1995, Simmons First National Corporation acquired all outstanding stock of Dumas Bancshares, Inc. (DBI), and Dermott State Bank Bancshares, Inc. (DSBB), respectively, in exchange for
137,234 shares of common stock valued at $25.50 per share and cash of $3,900,000. DBI and DSBB were liquidated into the Corporation leaving Dumas
State Bank, First State Bank, and Dermott State Bank as subsidiaries of the Corporation. First State Bank was then merged into Simmons First National Bank and the names of the other two banks were changed to Simmons First Bank of Dumas and Simmons First Bank of Dermott. The acquisitions were accounted for as purchases, and the results of operations from the dates of acquisition are included in the December 31, 1995 consolidated financial statements. The total acquisition cost of $7,400,000 exceeded the fair value of net assets acquired by $1,599,000.
         Unaudited proforma consolidated operations assuming the purchases were made at the beginning of 1995 are shown below.

 (In thousands)        1995
- -----------------------------

Total revenue ....   $82,213

Net income .......    10,168

Earnings per share      2.66

         The pro forma results are not necessarily indicative of what would have occurred had the acquisitions been on these dates, nor are they necessarily indicative of future operations.
         Pro forma data reflect the adjusted depreciation and amortization from adjusting DBI and DSBB assets to market value. No adjustment was made to reflect the combined impact of operations on income tax expenses of the separate companies.
         In February, 1996, the flagship bank, Simmons First National, located in Pine Bluff, opened an additional branch in Little Rock, Arkansas, bringing its total branches to twenty-four.

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

NOTE 6:  STOCK OPTIONS

         As of March 31, 1996, 107,500 shares of common stock of the Corporation had been granted through an incentive stock option plan. There were 52,500 exercisable options at the end of the first quarter of 1996. Eleven thousand shares have been issued upon exercise of options.

NOTE 7:  ADDITIONAL CASH FLOW INFORMATION

                  Three Months Ended
                      March 31,
(In thousands)     1996       1995
- -------------------------------------

Interest paid   $  6,898   $  4,808

Income taxes
   paid .....   $     86   $   --


NOTE 8:  INCOME TAXES

         The   provision   for  income  taxes  is  comprised  of  the  following
components:

                                 March 31,  March 31,
(In thousands)                     1996       1995
- -----------------------------------------------------

Income taxes currently payable   $   857   $ 1,093
Deferred income taxes ........         7      (127)
                                  ------    ------
Provision for income taxes ...   $   864   $   966
                                  ======    ======

         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:

                                              March 31,  December 31,
(In thousands)                                  1996        1995
- ---------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses ...............   $ 2,938    $ 2,940
   Valuation adjustment of foreclosed assets
     held for sale .........................       252        250
   Deferred compensation payable ...........       434        444
   Deferred loan fee income ................       704        707
   Other ...................................       837        847
                                                ------     ------
    Total deferred tax assets ..............     5,165      5,188
                                                ------     ------

Deferred tax liabilities
   Accumulated depreciation ................      (731)      (718)
   Available-for-sale  securities ..........      (814)    (1,151)
   Other ...................................      (309)      (338)
                                                ------     ------
      Total deferred tax liabilities .......    (1,854)    (2,207)
                                                ------     ------
Net deferred tax assets included in other
      assets on balance sheets .............   $ 3,311    $ 2,981
                                                ======     ======

         A reconciliation of income tax expense at the statutory rate to the Corporation's actual income tax expense is shown below:

                                       March 31,   March 31,
(In thousands)                           1996       1995
- ------------------------------------------------------------

Computed at the statutory rate (34%)   $ 1,056    $ 1,093
Increase (decrease) resulting from:
   Tax exempt income ...............      (258)      (222)
   Other difference, net ...........        66         95
                                        ------     ------

Actual tax provision ...............   $   864    $   966
                                        ======     ======

NOTE 9:  TIME DEPOSITS

         Time deposits include approximately $105,695,000 and $104,906,000 of certificates of deposit of $100,000 or more at March 31, 1996, and December 31, 1995, respectively.

NOTE 10: COMMITMENTS AND CREDIT RISK

         The five affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 31.3% and 32.8% of the portfolio, as of March 31, 1996 and December 31, 1995, respectively.

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

         At March 31, 1996 and December 31, 1995, the Corporation had outstanding commitments to originate loans aggregating approximately $92,025,000 and $67,853,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $43,069,000 and $26,744,000 at March 31, 1996 and December 31, 1995, respectively, with the remainder at floating market rates.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $2,171,000 and $1,954,000 at March 31, 1996 and December 31, 1995, respectively, with terms ranging from 90 days to one year.

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

         At March 31, 1996, the Corporation had granted unused lines of credit to borrowers aggregating approximately $4,929,000 and $162,560,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1995, unused lines of credit to borrowers aggregated approximately $3,365,000 for commercial lines and $157,068,000 for open-end consumer lines, respectively.

         Mortgage loans serviced for others totaled $1,236,399,000 and $1,224,467,000 at March 31, 1996 and December 31, 1995, respectively, of which mortgage-backed securities serviced totaled $1,136,790,000 and $1,166,906,000 at March 31, 1996 and December 31, 1995, respectively. Simmons First National Bank serviced VA loans subject to certain recourse provisions totaling approximately $136,094,000 and $145,185,000, at March 31, 1996 and December 31, 1995,
respectively. A reserve was established for potential loss obligations, based on management's evaluation of a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency, and amounts previously advanced on behalf of the borrower that the Corporation does not expect to recover. This reserve is netted against foreclosure receivables included in other assets. As of March 31, 1996 and December 31, 1995, this reserve balance was $534,000 and $573,000, respectively.

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

NOTE 12: UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent corporation without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of current year earnings. At March 31, 1996, the bank subsidiaries had approximately $12.4 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies.

         The Federal Reserve Board's risk-based capital guidelines require a minimum risk-adjusted ratio for total capital of 8% at the end of 1992. The
Federal Reserve Board has further refined its guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of March 31, 1996, each of the five subsidiary banks met the capital standards for a well-capitalized institution. The Corporation's total capital to total risk-weighted assets ratio was 21.0% at March 31, 1996, well above the minimum required.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 1996, was $2,242,000, a decrease of $11,000, or .49%, over the same period of 1995. Earnings per share for the three-month periods ended March 31, 1996 and 1995, were $.59 and $.61, respectively.

         The Corporation's annualized return on average assets (ROA) for the three-month periods ended March 31, 1996 and 1995, were 1.08% and 1.31%, respectively. Annualized return on equity (ROE) for the same three-month periods were 9.22% and 10.71%, respectively.

         Net interest income, the difference between interest income and interest expense, for the three-month period ended March 31, 1996, increased $584,000, or 7.9%, when compared to the same period in 1995. The increase is primarily due to the growth in earning assets due to the acquisition consummated in the second and third quarters of 1995. During the first quarter, interest income increased $2,548,000, or 20.6%, while interest expense increased $1,964,000, or 39.5%, when compared to the same period in 1995.

         Continued improvement in asset quality has resulted in allowance for possible loan losses to be at 1.82% of total loans at March 31, 1996, compared to 1.95% at March 31, 1995. The provision for the first quarter of 1996 was $502,000, compared to $449,000 for the same period of 1995, resulting in a $53,000, or 11.8%, increase.

         Non-interest income, exclusive of net gains on securities sold, for the first quarter ended March 31, 1996, was $5,927,000, a decrease of $35,000, or
 .59%, from the same period in 1995. The 1995 non-interest income does, however, include $603,000 in non-recurring income.

         During the three months ended March 31, 1996, non-interest expense increased $760,000, or 7.8%, over the same period in 1995. This increase reflects the normal increase in the cost of doing business along with the inclusion of the operating costs associated with the acquisitions completed in 1995.

         At March 31, 1996, total assets for the Corporation were $832,480,000, an increase of $7,404,000, or .88%, from the same figure at December 31, 1995, and $122,866,000, or 17.3% from the same figure at March 31, 1995. Deposits at March 31, 1996, totaled $694,803,000, an decrease of $9,965,000, or 1.4%, from the same figure at December 31, 1995. Compared to March 31, 1995, deposits show an increase of $113,934,000, or 19.6%.

     Stockholders' equity at the end of the quarter was $97,540,000, an increase of $743,000, or .77%, from the December 31, 1995 figure.

FINANCIAL CONDITION

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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At March 31, 1996, each bank was within established guidelines and total corporate liquidity was strong. At March 31, 1996, cash and due from banks, securities available for sale, federal funds sold and securities purchased under agreements for resale, and mortgage loans held for sale were 22.9% of total assets.


               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 7 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated February 2, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                            /s/ BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
May 2, 1996


                                     Part II

Other Information

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SIMMONS FIRST NATIONAL CORPORATION
                                         ----------------------------------
                                                     (Registrant)



Date:  5/10/96                            /s/ J. Thomas May
     ------------------                ----------------------------------------
                                         J. Thomas May, Chairman
                                           and Chief Executive Officer



Date:  5/10/96                            /s/ Barry L. Crow
     ------------------                ----------------------------------------
                                        Barry L. Crow, Executive Vice President
                                          and Chief Financial Officer