Form 10-Q
period 1996-06-30
SIMMONS FIRST NATIONAL CORP
filed 1996-08-14
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION

                              Financial Statements

                                   (Form 10-Q)

                                  June 30, 1996



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                    Commission File Number 06253
                  -------------                                           -----


                       SIMMONS FIRST NATIONAL CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Arkansas                                                71-0407808
- -------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


 501 Main Street   Pine Bluff, Arkansas                            71601
- -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    501-541-1350
                                                    -----------------

                                 Not Applicable
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                                 YES  X   NO
                                    ----    ----

 * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Indicate the number of shares outstanding of each of issuer's classes of securities.

                     Class A, Common           3,809,639
                     Class B, Common           None


                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


                                                                    Page No.

Part I:  Summarized Financial Information

           Consolidated Balance Sheets --
              June 30, 1996 and December 31, 1995                     3-4

           Consolidated Statements of Income --
              Three months and six months ended
              June 30, 1996 and 1995                                    5

           Consolidated Statements of Cash Flows --
              Six months ended June 30, 1996 and 1995                   6

           Consolidated Statement of Changes in Stockholders'
              Equity -- Six months ended
              June 30, 1996 and 1995                                    7

           Notes to Consolidated Financial Statements                8-16

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   17-18

           Review by Independent Certified Public Accountants          19

Part II: Other Information                                             20


                                     Part I
A.     Summarized Financial Information

                       SIMMONS FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS
                                                                 June 30,  December 31,
(In thousands)                                                     1996       1995
- ----------------------------------------------------------------------------------------
                                                               (Unaudited)

Cash and noninterest-bearing balances due from banks .........   $ 35,444   $ 36,179
Interest-bearing balances due from banks .....................      4,387      2,398
Federal funds sold and securities purchased
  under agreements to resell .................................      8,530     34,845
                                                                  -------    -------
    Cash and Cash Equivalents ................................     48,361     73,422

Investment securities
   Held-to-maturity ..........................................    125,816    134,433
   Available-for-sale ........................................     94,951     90,367
Mortgage loans held for sale, net of unrealized gains (losses)     16,504     26,159
Assets held in trading accounts ..............................        966        548
Loans ........................................................    483,453    471,956
   Allowance for possible loan losses ........................     (8,364)    (8,418)
                                                                  -------    -------
     Net loans ...............................................    475,089    463,538

Premises and equipment .......................................     19,234     16,201
Foreclosed assets held for sale ..............................        879      1,017
Interest receivable ..........................................      8,495      7,953
Cost of loan servicing rights acquired .......................      8,001      4,867
Excess of cost over fair value of net assets acquired,
  at amortized cost ..........................................      3,374      3,677
Other assets .................................................     14,495     17,702
                                                                  -------    -------

                                      Total Assets ...........   $816,165   $839,884
                                                                  =======    =======

The December 31, 1995 Consolidated Balance Sheet is as reported in the Corporation's 1995 Annual Report.

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   June 30, December 31,
(In thousands)                                                       1996      1995
- ----------------------------------------------------------------------------------------
                                                                  (Unaudited)

Noninterest-bearing transaction accounts ........................  $105,492  $108,779
Interest-bearing transaction accounts and savings deposits ......   245,912   251,065
Time deposits ...................................................   337,466   344,924
                                                                    -------   -------

        Total Deposits ..........................................   688,870   704,768

Federal funds purchased and securities
  sold under agreements to repurchase ...........................    14,985    20,861
Short-term debt .................................................     2,862     1,405
Long-term debt ..................................................     1,087     4,757
Accrued interest and other liabilities ..........................     9,518    11,296
                                                                    -------   -------

        Total Liabilities .......................................   717,322   743,087
                                                                    -------   -------


STOCKHOLDERS' EQUITY
  Capital stock
    Class A, common, par value $5 a share, authorized
     10,000,000 shares, issued and outstanding 3,809,639
     and 3,816,612 at 1996 and 1995, respectively ...............    19,048    19,083
  Surplus .......................................................    22,231    22,651
  Undivided profits .............................................    56,645    53,038
  Unrealized appreciation on available-for-sale securities,
    net of income taxes of $522 and $1,152 at 1996 and 1995,
    respectively ................................................       919     2,025
                                                                    -------   -------

        Total Stockholders' Equity ..............................    98,843    96,797
                                                                    -------   -------


                       Total Liabilities and Stockholders' Equity  $816,165  $839,884
                                                                    =======   =======

The December 31, 1995 Consolidated Balance Sheet is as reported in the Corporation's 1995 Annual Report.

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                                   Three Months Ended  Six Months Ended
                                                                       June 30,            June 30,
(In thousands, except per share data)                               1996      1995      1996     1995
- ----------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
INTEREST INCOME
    Loans .....................................................   $10,716   $ 9,729   $21,202   $18,545
    Federal funds sold and securities purchased
      under agreements to resell ..............................       382       548       929       918
    Investment securities-taxable .............................     2,626     2,506     5,293     4,816
    Investment securities-non-taxable .........................       789       743     1,559     1,430
    Mortgage loans held for sale, net of unrealized gains .....       388       190       788       333
    Assets held in trading accounts ...........................        30        14        40        23
    Interest-bearing balances due from banks ..................        77        28       106        55
                                                                   ------    ------    ------    ------
            TOTAL INTEREST INCOME .............................    15,008    13,758    29,917    26,120
                                                                   ------    ------    ------    ------
INTEREST EXPENSE
    Interest bearing transaction accounts and savings deposits      1,710     1,506     3,344     2,855
    Time deposits .............................................     4,627     3,860     9,415     6,847
    Federal funds purchased and securities
      sold under agreements to repurchase .....................       276       335       667       683
    Short-term debt ...........................................        14        16        28        41
    Long-term debt ............................................       102       271       206       528
                                                                   ------    ------    ------    ------
            TOTAL INTEREST EXPENSE ............................     6,729     5,988    13,660    10,954
                                                                   ------    ------    ------    ------
NET INTEREST INCOME ...........................................     8,279     7,770    16,257    15,166
    Provision for possible loan losses ........................       502       452     1,003       901
                                                                   ------    ------    ------    ------
NET INTEREST AFTER PROVISION FOR LOAN LOSSES ..................     7,777     7,318    15,254    14,265
                                                                   ------    ------    ------    ------
NON-INTEREST INCOME
    Trust department income ...................................       476       376     1,029       794
    Service charges on deposit accounts .......................       746       697     1,485     1,297
    Other service charges and fees ............................       363       201       592       402
    Income (loss) on sale of mortgage loans, net of commissions       (58)       54        48       146
    Income on investment banking, net of commissions ..........        39       196       339       319
    Net realized gains on securities ..........................       118      --         269      --
    Credit card fees ..........................................     2,433     2,571     4,690     4,970
    Loan servicing fees .......................................     1,620     1,450     3,223     2,836
    Other operating income ....................................       216       287       357     1,031
                                                                   ------    ------    ------    ------
            TOTAL NON-INTEREST INCOME .........................     5,953     5,832    12,032    11,795
                                                                   ------    ------    ------    ------
NON-INTEREST EXPENSE
    Salaries and employee benefits ............................     5,420     5,310    11,050    10,533
    Occupancy expense, net ....................................       569       591     1,148     1,123
    Furniture and equipment expense ...........................       558       522     1,119     1,031
    Loss on foreclosed assets .................................       282       339       563       692
    Other operating expenses ..................................     3,133     3,087     6,532     6,162
                                                                   ------    ------    ------    ------
            TOTAL NON-INTEREST EXPENSE ........................     9,962     9,849    20,412    19,541
                                                                   ------    ------    ------    ------
INCOME BEFORE INCOME TAXES ....................................     3,768     3,301     6,874     6,519
    Provision for income taxes ................................     1,107       908     1,971     1,873
                                                                   ------    ------    ------    ------
NET INCOME ....................................................   $ 2,661   $ 2,393   $ 4,903   $ 4,646
                                                                   ======    ======    ======    ======
EARNINGS PER AVERAGE COMMON SHARE .............................   $  0.70   $  0.63   $  1.29   $  1.24
                                                                   ======    ======    ======    ======
DIVIDENDS PER COMMON SHARE ....................................   $  0.18   $  0.15   $  0.34   $  0.28
                                                                   ======    ======    ======    ======


See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                                      Six Months Ended
                                                                    June 30,   June 30,
(In thousands)                                                       1996       1995
- -----------------------------------------------------------------------------------------
                                                                        (unaudited)
                                                                             <c
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................................   $  4,903   $  4,646
  Items not requiring (providing) cash
    Depreciation and amortization .............................      1,472        443
    Provision for possible loan losses ........................      1,003        901
    Amortization of premiums and accretion of discounts
      on investment securities and mortgage-backed certificates        139        (50)
    Provision for foreclosed assets ...........................        108        156
    Net  realized losses on securities ........................       (269)       --
    Losses on sale of premises and equipment ..................        (13)       --
    Deferred income taxes .....................................         84       (123)
  Changes in:
    Interest receivable .......................................       (542)    (1,164)
    Mortgage loans held for sale ..............................      9,655    (10,115)
    Other assets ..............................................     (1,718)    (6,122)
    Accrued interest and other liabilities ....................       (274)     2,148
    Income taxes payable ......................................         25       (597)
    Trading accounts ..........................................       (418)     2,253
                                                                   -------    -------
          Net cash provided by (used in)  operating activities      14,155     (7,624)
                                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net originations of loans ...................................    (12,608)   (26,323)
  Purchase of premises and equipment ..........................     (3,627)    (5,173)
  Proceeds from sale of fixed assets ..........................        246      2,154
  Proceeds from the sale of foreclosed assets .................         83        256
  Proceeds from sale of available-for-sale securities .........        265        --
  Proceeds from maturities of available-for-sale securities ...     51,716      4,850
  Purchases of available-for-sale securities ..................    (59,054)   (16,985)
  Proceeds from maturities of held-to-maturity securities .....     43,003      7,747
  Purchases of held-to-maturity securities ....................    (33,502)   (28,720)
                                                                   -------    -------
          Net cash used in investing activities ...............    (13,478)   (62,194)
                                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in transaction accounts
    and savings deposits ......................................     (8,440)      (388)
  Net issuance of time deposits ...............................     (7,458)    59,172
  Repayments of other borrowings ..............................    (55,691)   (89,049)
  Proceeds from other borrowings ..............................     53,478     90,479
  Dividends paid ..............................................     (1,296)    (1,051)
  Net decrease in federal funds purchased
    and securities sold under agreements to repurchase ........     (5,876)      (344)
  Issuance (repurchase) of common stock .......................       (455)     3,520
                                                                   -------    -------
          Net cash used in financing activities ...............    (25,738)    62,339
                                                                   -------    -------
 DECREASE IN CASH AND CASH EQUIVALENTS ........................    (25,061)    (7,479)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................     73,422     74,002
                                                                   -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................   $ 48,361   $ 66,523
                                                                   =======    =======

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                                  NET
                                                               UNREALIZED
                                           COMMON              GAIN ON AFS   UNDIVIDED
(In thousands)                              STOCK     SURPLUS   SECURITIES    PROFITS   TOTAL
- -------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994 .............   $ 18,387   $ 19,827   $    233   $ 45,253   $ 83,700

EXERCISE OF STOCK OPTIONS--2,000 SHARES          10         10                               20

COMMON STOCK ISSUED IN CONNECTION
WITH PURCHASE OF DUMAS BANCSHARES, INC .
(137,234 SHARES @$25.50 PER SHARE) .....        686      2,814                            3,500

NET INCOME .............................                                       4,646      4,646

CASH DIVIDENDS DECLARED
  ($.28 PER SHARE) .....................                                      (1,051)    (1,051)

CHANGE IN UNREALIZED APPRECIATION
  ON AVAILABLE-FOR-SALE SECURITIES,
  NET OF INCOME TAXES OF $290 ..........                              489                   489
                                            -------    -------    -------    -------    -------

BALANCE, JUNE 30, 1995 .................     19,083     22,651        722     48,848     91,304

NET INCOME .............................                                       5,373      5,373

CASH DIVIDENDS DECLARED
($.31 PER SHARE) .......................                                      (1,183)    (1,183)

CHANGE IN UNREALIZED APPRECIATION
  ON AVAILABLE-FOR-SALE SECURITIES,
  NET OF INCOME TAXES OF $742 ..........                            1,303                 1,303
                                            -------    -------    -------    -------    -------

BALANCE, DECEMBER 31, 1995 .............     19,083     22,651      2,025     53,038     96,797

EXERCISE OF STOCK OPTIONS--10,000 SHARES         50         62                              112

REPURCHASE OF COMMON STOCK .............        (85)      (482)                            (567)

NET INCOME .............................                                       4,903      4,903

CASH DIVIDENDS DECLARED
  ($.34 PER SHARE) .....................                                      (1,296)    (1,296)

CHANGE IN UNREALIZED DEPRECIATION
  ON AVAILABLE-FOR-SALE SECURITIES,
  NET OF INCOME TAX CREDIT OF $630 .....                           (1,106)               (1,106)
                                            -------    -------    -------    -------    -------

BALANCE,  JUNE 30, 1996 ................   $ 19,048   $ 22,231   $    919   $ 56,645   $ 98,843
                                            =======    =======    =======    =======    =======

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

NOTE 2:  INVESTMENT SECURITIES

         The amortized cost and fair value of investments in debt securities that are Held-to-Maturity and Available-For-Sale are as follows:

                                 June 30, 1996                                  December 31, 1995
              ----------------------------------------------------------------------------------------------------------
                                    Gross        Gross                                Gross        Gross
                      Amortized   Unrealized   Unrealized     Fair       Amortized  Unrealized   Unrealized    Fair
(In  thousands)          Cost       Gains       (Losses)      Value        Cost       Gains       (Losses)     Value
- ------------------------------------------------------------------------------------------------------------------------
Held to Maturity

U.S. Treasury  ....   $  25,862   $     157    $    (332)   $  25,687   $  45,920   $     400    $     (46)   $  46,274
U.S. Government
  agencies ........      32,122         158         (703)      31,577      23,569         692          (18)      24,243
Mortgage-backed
  securities ......       5,867          18         (141)       5,744       6,344          37          (55)       6,326
State and political
  subdivisions ....      61,476         960         (717)      61,719      58,154       1,536         (356)      59,334
Other securities ..         489           2           (8)         483         446          11         --            457
                       --------    --------     --------     --------    --------    --------     --------     --------
                      $ 125,816   $   1,295    $  (1,901)   $ 125,210   $ 134,433   $   2,676    $    (475)   $ 136,634
                       ========    ========     ========     ========    ========    ========     ========     ========

Available For Sale

U.S. Treasury  ....   $  67,603   $     952    $    (164)   $  68,391   $  72,258   $   2,102    $      (3)   $  74,357
U.S. Government
  agencies ........      22,769         129         (151)      22,747      11,905         264          (35)      12,134
State and political
  subdivisions ....          50        --           --             50          51        --           --             51
Other securities ..       3,088         675         --          3,763       2,976         851           (2)       3,825
                       --------    --------     --------     --------    --------    --------     --------     --------
                      $  93,510   $   1,756    $    (315)   $  94,951   $  87,190   $   3,217    $     (40)   $  90,367
                       ========    ========     ========     ========    ========    ========     ========     ========

Maturities of investment securities at June 30, 1996

                                      Held to Maturity     Available for Sale
                                     Amortized    Fair     Amortized    Fair
(In thousands)                         Cost       Value      Cost       Value
- -------------------------------------------------------------------------------

One year or less .................   $  8,683   $  8,723   $ 47,853   $ 47,956
After one through five years .....     55,310     55,195     42,569     43,232
After five through ten years .....     50,146     49,267       --         --
After ten years ..................      5,321      5,798       --         --
Mortgage-backed securities not due
  on a single maturity date ......      5,867      5,744       --         --
Other securities .................        489        483      3,088      3,763
                                      -------    -------    -------    -------
                                     $125,816   $125,210   $ 93,510   $ 94,951
                                      =======    =======    =======    =======

         The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $90,044,000 at June 30, 1996, and $107,133,000 at December 31, 1995. The approximate fair value of pledged securities amounted to $90,308,000 at June 30, 1996 and $110,319,000 at December 31, 1995.

     The book value of securities sold under  agreements to repurchase  amounted
to  $165,000  and   $1,417,000   for  June  30,  1996  and  December  31,  1995,
respectively.

         The table below shows gross realized gains and losses during the first six months of 1996 and 1995.

                              June 30,   June 30,
(In thousands)                 1996       1995
- --------------------------------------------------

Proceeds from sales .....   $    265   $   --
                             -------    -------

Gross gains .............        269       --
Gross losses ............        --        --
                             -------    -------

Securities gains (losses)   $    269   $   --
                             =======    =======

         As of December 15, 1995, the Corporation redesignated held-to-maturity securities with an aggregate amortized cost of $40,193,000 and net unrealized gains of $1,905,000 to the available-for-sale portfolio. The redesignation was prompted by the announcement by the Financial Accounting Standards Board to allow a one-time redesignation and reflects management's revised expectations of liquidity needs.

         Approximately 12 percent of the state and political subdivision securities are rated A or above. Of the remaining securities, most are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The various categories are summarized as follows:

                                              June 30,     December 31,
(In thousands)                                  1996          1995
- ------------------------------------------------------------------------
Loans
Consumer
   Credit card ............................   $ 144,705    $ 154,808
   Student loan ...........................      66,105       63,492
   Other consumer .........................      61,647       57,166
Real estate
   Construction ...........................      17,080       15,177
   Single family residential ..............      56,131       54,341
   Other commercial .......................      59,682       59,012
Commercial
   Commercial .............................      36,653       36,553
   Agricultural ...........................      28,761       20,588
   Financial institutions .................       9,898        9,058
Other .....................................       3,510        2,546
                                               --------     --------
   Total loans before unearned discount and
     allowances for possible loan losses ..     484,172      472,741
Unearned discount .........................        (719)        (785)
Allowance for possible loan losses ........      (8,364)      (8,418)
                                               --------     --------
      Net Loans ...........................   $ 475,089    $ 463,538
                                               ========     ========

         During the first six months of 1996, foreclosed assets held for sale decreased to $879,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Corporation at June 30, 1996, were $6,000, $1,571,000 and $1,741,000, respectively, bringing the total of non-performing assets to $4,197,000.

                                                  June 30,    December 31,
(In thousands)                                      1996         1995
- ---------------------------------------------------------------------------
Allowance for Possible Loan Losses
   Balance, beginning of year ................   $    8,418   $    7,790
   Additions
      Provision charged to expense ...........        1,003          901
      Allowance for loan losses
         of acquired institutions ............                       314
                                                  ---------    ---------
                                                      9,421        9,005
   Deductions
      Losses charged to allowance, net of
        recoveries of $221 and $213 for
        the first six months of 1996 and 1995,
        respectively .........................        1,057          751
                                                  ---------    ---------
   Balance, June 30 ..........................   $    8,364   $    8,254
                                                  =========

Additions
      Provision charged to expense ...........                     1,191
      Allowance for loan losses
         of acquired institutions ............                        47
                                                               ---------
                                                                   9,492
   Deductions
      Losses charged to allowance,
      net of recoveries of $266
        for the last six months of
         1995                                                      1,074
                                                               ---------
Balance, end of year .........................                $    8,418
                                                               =========


         At June 30, 1996 and December 31, 1995, impaired loans totaled $4,558,000 and $4,564,000, respectively, all of which had reserves allocated. An allowance of $857,000 and $832,000 for possible losses related to those loans at June 30, 1996 and December 31, 1995, respectively.

         Interest of $130,000 and $88,000 was recognized on average impaired loans of $4,523,000 and $3,548,000 as of June 30, 1996 and 1995, respectively. Interest recognized on impaired loans on a cash basis during the first six months of 1996 and 1995 was immaterial.

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

NOTE 6:  STOCK OPTIONS

         As of June 30, 1996, 107,500 shares of common stock of the Corporation had been granted through an employee stock option incentive plan. There were 58,300 exercisable options at the end of the second quarter of 1996. Twelve thousand shares have been issued upon exercise of options.

NOTE 7:  ADDITIONAL CASH FLOW INFORMATION

                     Six Months Ended
                         June 30,
(In thousands)       1996        1995
- -----------------------------------------

Interest paid     $  13,827   $  10,256

Income taxes
   paid .....     $   1,813   $   1,582


NOTE 8:  INCOME TAXES

         The   provision   for  income  taxes  is  comprised  of  the  following
components:

                                 June 30,  June 30,
(In thousands)                    1996      1995
- ---------------------------------------------------

Income taxes currently payable   $ 1,887   $ 1,996
Deferred income taxes ........        84      (123)
                                  ------    ------
Provision for income taxes ...   $ 1,971   $ 1,873
                                  ======    ======


         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:

                                              June 30,   December 31,
(In thousands)                                  1996        1995
- ----------------------------------------------------------------------
Deferred tax assets
   Allowance for possible loan losses ......   $ 2,923    $ 2,940
   Valuation adjustment of foreclosed assets
     held for sale .........................       251        250
   Deferred compensation payable ...........       430        444
   Deferred loan fee income ................       701        707
   Other ...................................       828        847
                                                ------     ------
    Total deferred tax assets ..............     5,133      5,188
                                                ------     ------

Deferred tax liabilities
   Accumulated depreciation ................      (755)      (718)
   Available-for-sale  securities ..........      (522)    (1,151)
   Other ...................................      (330)      (338)
                                                ------     ------
      Total deferred tax liabilities .......    (1,607)    (2,207)
                                                ------     ------
Net deferred tax assets included in other
      assets on balance sheets .............   $ 3,526    $ 2,981
                                                ======     ======

         A reconciliation of income tax expense at the statutory rate to the Corporation's actual income tax expense is shown below:

                                       June 30,   June 30,
(In thousands)                          1996       1995
- -----------------------------------------------------------

Computed at the statutory rate (34%)   $ 2,337    $ 2,345
Increase (decrease) resulting from:
   Tax exempt income ...............      (525)      (488)
   Other difference, net ...........       159         16
                                        ------     ------

Actual tax provision ...............   $ 1,971    $ 1,873
                                        ======     ======

NOTE 9:  TIME DEPOSITS

     Time  deposits  include  approximately   $93,211,000  and  $104,906,000  of
certificates of deposit of $100,000 or more at June 30, 1996, and December 31, 1995, respectively.

NOTE 10: COMMITMENTS AND CREDIT RISK

         The five affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 29.9% and 32.8% of the portfolio, as of June 30, 1996 and December 31, 1995, respectively.

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

         At June 30, 1996 and December 31, 1995, the Corporation had outstanding commitments to originate loans aggregating approximately $88,811,000 and $67,853,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $40,373,000 and $26,744,000 at June 30, 1996 and December 31, 1995, respectively, with the remainder at floating market rates.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $2,410,000 and $1,954,000 at June 30, 1996 and December 31, 1995, respectively, with terms ranging from 90 days to one year.

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

         At June 30, 1996, the Corporation had granted unused lines of credit to borrowers aggregating approximately $16,642,000 and $161,213,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1995, unused lines of credit to borrowers aggregated approximately $3,365,000 for commercial lines and $157,068,000 for open-end consumer lines, respectively.

         Mortgage loans serviced for others totaled $1,410,858,000 and $1,224,467,000 at June 30, 1996 and December 31, 1995, respectively, of which mortgage-backed securities serviced totaled $1,343,266,000 and $1,166,906,000 at June 30, 1996 and December 31, 1995, respectively. Simmons First National Bank serviced VA loans subject to certain recourse provisions totaling approximately $137,599,000 and $145,185,000, at June 30, 1996 and December 31, 1995,
respectively. A reserve was established for potential loss obligations, based on management's evaluation of a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency, and amounts previously advanced on behalf of the borrower that the Corporation does not expect to recover. This reserve is netted against foreclosure receivables included in other assets. As of June 30, 1996 and December 31, 1995, this reserve balance was $600,000 and $573,000, respectively.

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

NOTE 12: UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent corporation without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of current year earnings. At June 30, 1996, the bank subsidiaries had approximately $13.9 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies.

         The Federal Reserve Board's risk-based capital guidelines require a minimum risk-adjusted ratio for total capital of 8% at the end of 1992. The
Federal Reserve Board has further refined its guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of June 30, 1996, each of the five subsidiary banks met the capital standards for a well-capitalized institution. The Corporation's total capital to total risk-weighted assets ratio was 20.7% at June 30, 1996, well above the minimum required.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1996, was $2,661,000, an increase of $268,000, or 11.2%, over the same period of 1995. Earnings per share for the three-month periods ended June 30, 1996 and 1995, were $.70 and $.63, respectively. Earnings for the six-month period ended June 30, 1996, were $4,903,000, or $257,000 over the June 30, 1995 earnings of $4,646,000.
Year-to-date earnings on a per share basis as of June 30, 1996 were $1.29, compared to $1.24 at June 30, 1995. This denotes a 4.0% increase.

         The Corporation's annualized return on average assets (ROA) for the three-month periods ended June 30, 1996 and 1995, were 1.28% and 1.26%, respectively. Annualized return on equity (ROE) for the same three-month periods were 10.85% and 10.34 %, respectively.

         Net interest income, the difference between interest income and interest expense, for the three-month period ended June 30, 1996, increased $509,000, or 6.6%, when compared to the same period in 1995, due to the increase in earning assets and yield. During the second quarter, interest income increased $1,250,000, or 9.1%, while interest expense increased $741,000, or 12.4%, when compared to the same period in 1995. For the six-months ended June 30, 1996 and 1995, net interest income was $16,257,000 and $15,166,000, respectively. This represents an increase of $1,091,000, or 7.2%. Interest income for the six-month periods ended June 30, 1996 and 1995, was up $3,797,000, to $29,917,000, over the $26,120,000 reported as of June 30, 1995, which signifies a 14.5% increase. Year-to-date interest expense at June 30, 1996 and 1995, was $13,660,000 and $10,954,000, respectively, which equates to a 24.7% increase in the cost of funding the growth in the balance sheet in 1996 when compared to 1995.

         The provision for possible loan losses for the second quarter of 1996 was $502,000, compared to $452,000 for the same period of 1995, resulting in a $50,000, or 11.0%, increase. For the six months ended June 30, 1996 and 1995, the provision was $1,003,000 and $901,000, respectively, also resulting in an 11% increase.

         Non-interest income, exclusive of net gains on securities sold, for the second quarter ended June 30, 1996, was $5,835,000, a slight increase over the $5,832,000 reported form the same period in 1995. For the six-months ended June 30, 1996 and 1995, non-interest income was $12,032,000 and $11,795,000, respectively. This $237,000, or 2.0% increase becomes even more significant when you consider that the 1995 figures contain $398,000 in tax adjusted non-recurring income. Total fee income for both the three-month and six-month periods ended June 30, 1996 and 1995 was up 7%.

         During the three months ended June 30, 1996, non-interest expense increased $113,000, or 1.1%, over the same period in 1995. This increase reflects the normal increase in the cost of doing business. Year-to-date non-interest expense was $20,412,000 at June 30, 1996, compared to $19,541,000, for the same period ended June 30, 1995, reflecting the Corporation's expansion into the Little Rock and Springdale markets and the write-off of mortgage servicing rights associated with the prepayment of mortgage loans during the first quarter of 1996.

         On June 30, 1996, the Corporation pre-paid the remaining $3.6 million of its initial $11.0 million in capital notes, twelve months prior to their original due date. In 1995, the Corporation pre-paid $7.4 million of the capital notes.

     At June 30, 1996, total assets for the Corporation were $816,165,000, a decrease of $23,719,000, or 2.8%, from the same figure at December 31, 1995. Deposits at June 30, 1996, totaled $688,870,000, a decrease of $15,898,000, or 2.3%, from the same figure at December 31, 1995.

         The allowance for possible loan losses as a percentage of total loans was 1.73% at June 30, 1996. The coverage ratio (allowance for possible loan losses as a percentage of non-performing loans) was 252.5% and foreclosed assets furthered declined from the $1,017,000 at December 31, 1995, to $879,000 at June 30, 1996.

     Stockholders' equity at the end of the second quarter was $98,843,000, an increase of $2,046,000, or 2.1%, from the December 31, 1995 figure.

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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At June 30, 1996, each bank was within established guidelines and total corporate liquidity was strong. At June 30, 1996, cash and due from banks, securities available for sale, federal funds sold and securities purchased under agreements for resale, and mortgage loans held for sale were 19.7% of total assets.


               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 7 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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




                                                 BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
August 7, 1996


                                     Part II

Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The annual shareholders meeting of the Company was held on April 23,1996. The matters submitted to the security holders for approval included setting the number of directors at nine (9) and the election of directors.

     (b) At the annual meeting, all nine (9) nominees for director were elected by the voting of proxies solicited pursuant to Section 14 of the Security Exchange Act of 1934, without any solicitation in opposition thereto.

     (c) The following table shows the required analysis of the voting by security holders at the annual meeting:

                                     Voting Shares

Action                      For          Against     Abstain
Set Number of
Directors
at Nine (9) ...........   3,300,097       4,413      18,591

Director Election:

  W. E. Ayres .........   3,296,849           0      25,057
  Ben Floriani ........   3,296,849           0      25,057
  C. Ramon Greenwood ..   3,295,191           0      26,716
  Lara F. Hutt, III ...   3,290,849           0      31,057
  J. Thomas May .......   3,296,849           0      25,057
  David R. Perdue .....   3,295,029           0      26,878
  Harry L. Ryburn .....   3,295,749           0      26,157
  Donald W. Stone .....   3,295,204           0      26,703
  Henry F. Trotter, Jr    3,294,228           0      27,679

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SIMMONS FIRST NATIONAL CORPORATION
                                            ----------------------------------
                                                      (Registrant)



Date:
     ----------------------             ---------------------------------------
                                                     J. Thomas May
                                          Chairman and Chief Executive Officer



Date:
     ----------------------             ---------------------------------------
                                        Barry L. Crow, Executive Vice President
                                              and Chief Financial Officer