Form 10-Q
period 1996-09-30
SIMMONS FIRST NATIONAL CORP
filed 1996-11-13
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION

                              Financial Statements

                                   (Form 10-Q)

                               September 30, 1996










                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996             Commission File Number 06253


                       SIMMONS FIRST NATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)

       Arkansas                                                71-0407808
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)


 501 Main Street   Pine Bluff, Arkansas                          71601
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code      501-541-1350

                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X NO


* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *


Indicate the number of shares outstanding of each of issuer's classes of securities.

                       Class A, Common           3,805,639
                       Class B, Common           None




                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


Part I:     Summarized Financial Information

                     Consolidated Balance Sheets --
                           September 30, 1996 and December 31, 1995

                     Consolidated Statements of Income --
                           Three months and nine months ended
                           September 30, 1996 and 1995

                     Consolidated Statements of Cash Flows --
                           Nine months ended September 30, 1996 and 1995

                     Consolidated Statement of Changes in Stockholders'
                           Equity -- Nine months ended
                            September 30, 1996 and 1995

                     Notes to Consolidated Financial Statements

                     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

                     Review by Independent Certified Public Accountants

Part II:    Other    Information


                                     PART I

A.   Summarized Financial Information

                       SIMMONS FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS
                                                      September 30, December 31,
(In thousands)                                             1996          1995
--------------------------------------------------------------------------------
                                                                 (Unaudited)
Cash and noninterest-bearing balances due from banks .   $  32,970    $  36,179
Interest-bearing balances due from banks .............       6,744        2,398
Federal funds sold and securities purchased
  under agreements to resell .........................      21,705       34,845
                                                         ---------    ---------

    Cash and Cash Equivalents ........................      61,419       73,422

Investment securities
  Held-to-maturity ...................................     124,223      134,433
  Available-for-sale .................................      93,472       90,367
Mortgage loans held for sale, net of unrealized gains       16,655       26,159
Assets held in trading accounts ......................         380          548
Loans ................................................     506,734      471,956
   Allowance for possible loan losses ................      (8,300)      (8,418)
                                                         ---------    ---------
     Net loans .......................................     498,434      463,538

Premises and equipment ...............................      20,086       16,201
Foreclosed assets held for sale ......................         975        1,017
Interest receivable ..................................       8,843        7,953
Cost of loan-servicing rights acquired ...............       9,183        4,867
Excess of cost over fair value of net assets acquired,
  at amortized cost ..................................       3,251        3,677
Other assets .........................................      20,343       17,702
                                                         ---------    ---------

                        TOTAL ASSETS .................   $ 857,264    $ 839,884
                                                         =========    =========

     The December 31, 1995 Consolidated Balance Sheet is as reported in the Corporation's 1995 Annual Report to the Stockholders.

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             September 30, December 31,
(In thousands)                                                     1996        1995
---------------------------------------------------------------------------------------
                                                                (Unaudited)
Noninterest-bearing transaction accounts .......................   $103,142   $108,779
Interest-bearing transaction accounts and savings deposits .....    263,796    251,065
Time deposits ..................................................    343,458    344,924
                                                                   --------   --------
        Total Deposits .........................................    710,396    704,768

Federal funds purchased and securities
  sold under agreements to repurchase ..........................     20,992     20,861
Short-term debt ................................................     12,188      1,405
Long-term debt .................................................      1,077      4,757
Accrued interest and other liabilities .........................     11,927     11,296
                                                                   --------   --------

TOTAL LIABILITIES ..............................................    756,580    743,087
                                                                   --------   --------


STOCKHOLDERS' EQUITY
  Capital stock
    Class A, common, par value $5 a share, authorized 10,000,000 shares, 3,805,639 issued and outstanding at 1996 and
     3,816,612 at 1995 .........................................     19,028     19,083
  Surplus ......................................................     22,099     22,651
  Undivided profits ............................................     58,507     53,038
  Unrealized appreciation on available-for-sale securities,
    net of income taxes of $597 at 1996  and
    $1,151 at 1995 .............................................      1,050      2,025
                                                                   --------   --------

TOTAL STOCKHOLDERS' EQUITY .....................................    100,684     96,797
                                                                   --------   --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $857,264   $839,884
                                                                   ========   ========

The December 31, 1995 Consolidated Balance Sheet is as reported in the Corporation's 1995 Annual Report to the Stockholders.

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                    THREE MONTHS         NINE MONTHS
                                                                        ENDED               ENDED
                                                                     September 30,       September 30,
(In thousands, except per share data)                               1996       1995     1996      1995
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Loans ......................................................   $11,509   $10,683   $32,711   $29,228
    Federal funds sold and securities purchased
      under agreements to resell ...............................       156       253     1,086     1,171
    Investment securities
      Held-to-maturity .........................................     2,541     2,569     7,833     7,388
      Available-for-sale .......................................       795       734     2,354     2,160
    Mortgage loans held for sale, net of unrealized gains ......       312       477     1,101       810
    Assets held in trading accounts ............................        17        19        57        43
    Interest-bearing balances due from banks ...................        72        21       178        76
                                                                   -------   -------   -------   -------
                 TOTAL INTEREST INCOME .........................    15,402    14,756    45,320    40,876
INTEREST EXPENSE
    Interest-bearing transaction accounts and savings depos1,804     1,532     5,148     4,388
    Time deposits ..............................................     4,584     4,443    13,999    11,290
    Federal funds purchased and securities
      sold under agreements to repurchase ......................       290       271       957       954
    Short-term debt ............................................        21        39        50        80
    Long-term debt .............................................        27       165       232       693
                                                                   -------   -------   -------   -------
                     TOTAL INTEREST EXPENSE ....................     6,726     6,450    20,386    17,405
                                                                   -------   -------   -------   -------
NET INTEREST INCOME ............................................     8,676     8,306    24,934    23,471
    Provision for possible loan losses .........................       503       506     1,506     1,407
                                                                   -------   -------   -------   -------
NET INTEREST AFTER PROVISION FOR
POSSIBLE LOAN LOSSES ...........................................     8,173     7,800    23,428    22,064
                                                                   -------   -------   -------   -------
NON-INTEREST INCOME
    Trust department income ....................................       562       474     1,592     1,268
    Service charges on deposit accounts ........................       847       705     2,332     2,001
    Other service charges & fees ...............................       251       188       843       582
    Income on sale of mortgage loans, net of commissions .......        94       164       142       343
    Income on investment banking, net of commissions ...........       157       231       496       550
    Net realized gains on securities ...........................       --         35       270        35
    Credit card fees ...........................................     2,415     2,549     7,105     7,526
    Loan servicing fees ........................................     1,936     1,579     5,159     4,517
    Other operating income .....................................       113       189       468     1,223
                                                                   -------   -------   -------   -------
                   TOTAL NON-INTEREST INCOME ...................     6,375     6,114    18,407    18,045
                                                                   -------   -------   -------   -------
NON-INTEREST EXPENSE
    Salaries and employee benefits .............................     5,353     5,307    16,404    15,840
    Occupancy expense, net .....................................       650       609     1,798     1,732
    Furniture & equipment expense ..............................       532       582     1,652     1,613
    Loss on foreclosed assets ..................................       271       354       831     1,047
    Other operating expenses ...................................     4,040     3,182    10,574     9,477
                                                                   -------   -------   -------   -------
                   TOTAL NON-INTEREST EXPENSE ..................    10,846    10,034    31,259    29,709
                                                                   -------   -------   -------   -------
INCOME BEFORE INCOME TAXES .....................................     3,702     3,880    10,576    10,400
    Provision for income taxes .................................     1,154     1,210     3,125     3,084
                                                                   -------   -------   -------   -------
NET INCOME .....................................................   $ 2,548   $ 2,670   $ 7,451   $ 7,316
                                                                   =======   =======   =======   =======
EARNINGS PER AVERAGE COMMON SHARE ..............................   $  0.67   $  0.70   $  1.96   $  1.94
                                                                   =======   =======   =======   =======
DIVIDENDS PER COMMON SHARE .....................................   $  0.18   $  0.15   $  0.52   $  0.43
                                                                   =======   =======   =======   =======

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                                     NINE MONTHS
                                                                        ENDED
                                                                     September 30,
(In thousands)                                                      1996        1995
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ................................................   $  7,451    $  7,316
    Items not requiring (providing) cash
      Depreciation and amortization ...........................      2,979         748
      Provision for possible loan losses ......................      3,125       1,407
      Amortization of premiums and  accretion of discounts on
         investment securities and mortgage-backed certificates        183         (69)
      Provision for foreclosed assets .........................        135         125
      Net  realized gains (losses) on securities ..............       (270)         35
      Losses on sale of premises and equipment ................        (28)        (11)
      Deferred income taxes ...................................        119         (51)
    Changes in
      Interest receivable .....................................       (890)     (2,334)
      Mortgage loans held for sale ............................      9,504     (15,435)
      Other assets ............................................     (8,466)     (6,580)
      Accrued interest and other liabilities ..................      1,480       2,663
      Income taxes payable ....................................       (294)         53
      Trading accounts ........................................        168       1,903
                                                                  --------    --------
           Net cash provided by (used in) operating activites .     15,196     (10,230)
                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net originations  of loans ................................    (38,206)    (54,483)
    Purchase of premises and equipment ........................     (5,266)     (5,093)
    Proceeds from sale of fixed assets ........................        246         101
    Proceeds from sale of foreclosed assets ...................         92         830
    Proceeds from sale of available-for sale securities .......        265        --
    Proceeds from maturities of available-for sale securities .     80,992      12,650
    Purchases of available-for-sale securities ................    (84,706)    (24,335)
    Proceeds from maturies of held-to-maturity securities .....     47,712      23,549
    Purchases of held-to-maturity securities ..................    (38,601)    (56,644)
                                                                  --------    --------
                  Net cash used in investing activites ........    (37,472)   (103,425)
                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in transaction accounts and savings deposits .      7,094      10,596
    Net issuance  of time deposits ............................     (1,466)     91,373
    Repayments of other borrowings ............................   (576,492)   (112,721)
    Proceeds from other borrowings ............................    583,595     106,391
    Dividends paid ............................................     (1,982)     (1,623)
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase ......        131      (7,927)
    Acquisition of subsidiary .................................     (2,438)
    Issuance (repurchase) of common stock .....................       (607)      3,520
                                                                  --------    --------
               Net cash provided by financing activities ......   $ 10,273    $ 87,171
                                                                  --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS .........................   $(12,003)   $(26,484)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................     73,422      74,002
                                                                  --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................   $ 61,419    $ 47,518
                                                                  ========    ========

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                                      NET
                                                                   UNREALIZED
                                                                   GAIN (LOSS)
                                             COMMON                  ON AFS      UNDIVIDED
(In thousands)                               STOCK      SURPLUS    SECURITIES     PROFITS   TOTAL
----------------------------------------------------------------------------------------------------

Balance, December 31, 1994 ..............   $ 18,387    $ 19,827    $    233    $ 45,253   $ 83,700

Exercise of stock options--2,000 shares .         10          10                                 20

Common stock issued in connection
with purchase of Dumas Bancshares, Inc. .
(137,234 shares @$25.50 per share) ......        686       2,814                              3,500

Net income ..............................                                          7,316      7,316

Cash dividends declared
  ($.34 per share) ......................                                         (1,623)    (1,623)

Change in unrealized appreciation
  on available-for-sale
  securities, net of income taxes of $267                                433                    433
                                            --------    --------    --------    --------   --------

Balance, September 30, 1995 .............     19,083      22,651         666      50,946     93,346

Net income ..............................                                          2,703      2,703

Cash dividends declared ($0.25 per share)                                           (611)      (611)


Change in unrealized appreciation
  on available-for-sale
  securities, net of income taxes of $765                              1,359                  1,359
                                            --------    --------    --------    --------   --------

Balance, December 31, 1995 ..............     19,083      22,651       2,025      53,038     96,797

Exercise of stock options--11,000 shares          55          70                                125

Repurchase of common stock ..............       (110)       (622)                              (732)

Net income ..............................                                          7,451      7,451

Cash Dividends declared ($0.52 per share)                                         (1,982)    (1,982)

Change in unrealized depreciation
  on available-for-sale
  securities, net of income tax credit
  of $555 ...............................                               (975)                  (975)
                                            --------    --------    --------    --------   --------

Balance,  September 30, 1996 ............   $ 19,028    $ 22,099    $  1,050    $ 58,507   $100,684
                                            ========    ========    ========    ========   ========

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

NOTE 2:  INVESTMENT SECURITIES

         The amortized cost and fair value of investments in debt securities that are Held-to-Maturity and Available-for-Sale are as follows:

                                         September 30, 1996                                 December 31, 1995
                         -------------------------------------------------------------------------------------------------
                                              Gross                                             Gross
                          Amortized         Unrealized           Fair        Amortized        Unrealized           Fair
(In thousands)              Cost        Gains      (Losses)      Value         Cost       Gains      (Losses)      Value
--------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S.Treasury ..........   $  25,753   $     165   $    (208)   $  25,710   $  45,920   $     400   $     (46)   $  46,274
U.S.Gov't agencies ....      31,505         208        (334)      31,379      23,569         692         (18)      24,243
Mortgage-backed
  securities ..........       4,444          10        (104)       4,350       6,344          37         (55)       6,326
State and political
  subdivisions ........      62,206       1,095        (429)      62,872      58,154       1,536        (356)      59,334
Other securities ......         315           1          (5)         311         446          11        --            457
                          ---------   ---------   ---------    ---------   ---------   ---------   ---------    ---------
                          $ 124,223   $   1,479   $  (1,080)   $ 124,622   $ 134,433   $   2,676   $    (475)   $ 136,634
                          =========   =========   =========    =========   =========   =========   =========    =========

Available-for-Sale

U.S.Treasury ..........   $  65,407   $     963   $     (98)   $  66,272   $  72,258   $   2,102   $      (3)   $  74,357
U.S.Gov't agencies ....      23,318         133        (105)      23,346      11,905         264         (35)      12,134
State and political
  subdivisions ........        --          --          --           --            51        --          --             51
Other securities ......       3,100         754          (0)       3,854       2,976         851          (2)       3,825
                          ---------   ---------   ---------    ---------   ---------   ---------   ---------    ---------
                          $  91,825   $   1,850   $    (203)   $  93,472   $  87,190   $   3,217   $     (40)   $  90,367
                          =========   =========   =========    =========   =========   =========   =========    =========



         The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $89,269,000 at September 30, 1996, and $107,133,000 at December 31, 1995. The approximate fair value of pledged securities amounted to $89,864,000 at September 30, 1996 and $110,319,000 at December 31, 1995.

     The book value of securities sold under agreements to repurchase amounted to $165,000 and $1,417,000 for September 30, 1996 and December 31, 1995,
respectively.

Maturities of investment securities at September 30, 1996

                                                  Held-to-Maturity             Available-for-Sale
                                               Amortized         Fair       Amortized         Fair
(In thousands)                                    Cost          Value          Cost           Value
-------------------------------------------------------------------------------------------------------

One year or less ............................ $ 15,493   $ 15,496   $ 46,317   $ 46,507
After one through five years ................   48,993     49,298     42,408     43,111
After five through ten years ................   49,505     49,159        --         --
After ten years .............................    5,473      6,008        --         --
Mortgage-backed securities not due
  on a single date ..........................    4,444      4,350        --         --
Other securities ............................      315        311      3,100      3,854
                                              --------   --------   --------   --------
                                              $124,223   $124,622   $ 91,825   $ 93,472
                                              ========   ========   ========   ========

         The table below shows gross realized gains and losses during the first nine months of 1996 and 1995. The gains recorded at September 30, 1995 related to called bonds rather than sales.

(In thousands)              1996     1995
--------------------------------------------
                             September 30,

Proceeds from sales .....   $ 265    $ --
                            -----    -----
Gross gains .............     270       35
Gross losses ............     --       --
                            -----    -----
Securities gains (losses)   $ 270    $  35
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

NOTE 3:  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The various categories are summarized as follows:

                                              September 30, December 31,
(In thousands)                                    1996         1995
----------------------------------------------------------------------
Loans
  Consumer
    Credit card ............................   $ 152,153    $ 154,808
    Student loans ..........................      65,999       63,492
    Individuals - other ....................      61,525       57,166
  Real estate
    Construction ...........................      22,080       15,177
    Single family residential ..............      57,804       54,341
    Other commercial .......................      59,690       59,012
  Commercial
    Commercial .............................      38,721       36,553
    Agri ...................................      34,803       20,588
    Financial institutions .................       9,358        9,058
  Other ....................................       5,271        2,546
                                               ---------    ---------
    Total loans before unearned discount and
      allowances for possible loan lossess .     507,404      472,741
  Unearned discount ........................        (670)        (785)
  Allowance for possible loan lossess ......      (8,300)      (8,418)
                                               ---------    ---------
      Net loans ............................   $ 498,434    $ 463,538
                                               =========    =========

         During the first nine months of 1996, foreclosed assets held for sale decreased to $975,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Corporation at September 30, 1996, were $6,000, $1,505,000 and
$2,011,000, respectively, bringing the total of non-performing assets to $4,497,000.

                                          September 30, December 31,
(In thousands)                                1996         1995
--------------------------------------------------------------------
Allowance for Possible Loan Losses
     Balance, beginning of year ...........  $ 8,418     $ 7,790
     Additions
        Provision charged to expense ......    1,506       1,407
        Allowance for loan losses of
             acquired institutions ........      --          350
                                             -------     -------
                                               9,924       9,547

     Deductions
        Losses charged to allowance, net of
             recoveries of $324 and $373 for
             the first nine months of 1996
             and 1995, respectively .......    1,624       1,209
                                             -------     -------
     Balance,September 30 .................  $ 8,300       8,338
                                             =======     =======


     Additions
        Provision charged to expense ......                  685
        Allowance for loan losses of
             acquired institutions ........                   11
                                                         -------
                                                           9,034

     Deductions
        Losses charged to allowance, net of
             recoveries of $106 for
             the last three months of 1995..                 616
                                                         -------
     Balance, end of year .................              $ 8,418
                                                         =======

         At September 30, 1996 and December 31, 1995, impaired loans totaled $4,263,000 and $4,564,000, respectively, all of which had reserves allocated. An allowance of $802,000 and $832,000 for possible losses related to those loans at September 30, 1996 and December 31, 1995, respectively.

         Interest of $197,000 and $88,000 was recognized on average impaired loans of $4,162,000 and $3,495,000 as of September 30, 1996 and 1995,
respectively. Interest recognized on impaired loans on a cash basis during the first nine months of 1996 and 1995 was immaterial.


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

         In August, 1996, the Simmons First Bank of Dermott charter was moved to Rogers, Arkansas. The three branches of Simmons First National Bank of Pine Bluff located in Rogers, Springdale, and Bella Vista, Arkansas were then sold to the relocated bank and the bank name was changed to Simmons First Bank of Northwest Arkansas, whose headquarters is now the Rogers office. The banking facility remaining at Dermott, along with its assets and liabilities, were then transferred to Simmons First Bank of Lake Village, Arkansas and is now a branch of that bank. The name of Simmons First Bank of Lake Village was subsequently changed to Simmons First Bank of South Arkansas.

NOTE 5:  CERTAIN TRANSACTIONS

         From time to time the Corporation and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families, and from time to time directors, officers and their associates and members of their immediate families have placed deposits with Simmons First National Bank, Simmons First Bank of South Arkansas, Simmons First Bank of Jonesboro, Simmons First Bank of Dumas and Simmons First Bank of Northwest Arkansas. Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

NOTE 6:  STOCK OPTIONS

         As of September 30, 1996, 107,500 shares of common stock of the Corporation had been granted through an employee stock option incentive plan. There were 61,300 exercisable options at the end of the third quarter of 1996. Thirteen thousand shares have been issued upon exercise of options.


NOTE 7:  ADDITIONAL CASH FLOW INFORMATION

                    Nine Months Ended
                      September 30,
(In thousands)       1996      1995
---------------------------------------
Interest paid       $20,280   $16,365

Income taxes
   paid .....       $ 3,206   $ 3,031


NOTE 8:  INCOME TAXES

         The   provision   for  income  taxes  is  comprised  of  the  following
components:

                                 September 30,   September 30,
(In thousands)                       1996          1995
--------------------------------------------------------------

Income taxes currently payable      $ 3,006        $ 3,135
Deferred income taxes ........          119            (51)
                                    -------        -------
Provision for income taxes ...      $ 3,125        $ 3,084
                                    =======        =======

         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:

                                            September 30, December 31,
(In thousands)                                  1996        1995
-----------------------------------------------------------------------
Deferred tax assets
   Allowance for possible loan losses ......   $ 2,915    $ 2,940
   Valuation adjustment of foreclosed assets
     held for sale .........................       303        250
   Deferred compensation payable ...........       436        444
   Deferred loan fee income ................       690        707
   Other ...................................       733        847
                                               -------    -------
    Total deferred tax assets ..............     5,077      5,188
                                               -------    -------
Deferred tax liabilities
   Accumulated depreciation ................      (728)      (718)
   Available-for-sale  securities ..........      (597)    (1,151)
   Other ...................................      (336)      (338)
                                               -------    -------
      Total deferred tax liabilities .......    (1,661)    (2,207)
                                               -------    -------
Net deferred tax assets included in other
      assets on balance sheets .............   $ 3,416    $ 2,981
                                               =======    =======

        A reconciliation of income tax expense at the statutory rate to the Corporation's actual income tax expense is shown below:

                                          September 30,
(In thousands)                          1996        1995
-------------------------------------------------------------
Computed at the statutory rate (34%)   $ 3,596    $ 3,770
Increase (decrease) resulting from:
   Tax exempt income ...............      (855)      (736)
   Other differences, net ..........       384         50
                                       -------    -------
Actual tax provision ...............   $ 3,125    $ 3,084
                                       =======    =======

NOTE 9:  TIME DEPOSITS

     Time  deposits  include  approximately   $93,912,000  and  $104,906,000  of
certificates of deposit of $100,000 or more at September 30, 1996, and December 31, 1995, respectively.

NOTE 10: COMMITMENTS AND CREDIT RISK

         The five affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 30.0% and 32.8% of the portfolio, as of September 30, 1996 and December 31, 1995, respectively.

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

         At September 30, 1996 and December 31, 1995, the Corporation had outstanding commitments to originate loans aggregating approximately $75,074,000 and $67,853,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $42,525,000 and $26,744,000 at September 30, 1996 and December 31, 1995, respectively, with the remainder at floating market rates.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $2,170,000 and $1,954,000 at September 30, 1996 and December 31, 1995, respectively, with terms ranging from 90 days to one year.

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

         At September 30, 1996, the Corporation had granted unused lines of credit to borrowers aggregating approximately $6,381,000 and $154,425,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1995, unused lines of credit to borrowers aggregated approximately $3,365,000 for commercial lines and $157,068,000 for open-end consumer lines, respectively.

         Mortgage loans serviced for others totaled $1,495,133,000 and $1,224,467,000 at September 30, 1996 and December 31, 1995, respectively, of which mortgage-backed securities serviced totaled $1,430,611,000 and $1,166,906,000 at September 30, 1996 and December 31, 1995, respectively. Simmons First National Bank serviced VA loans subject to certain recourse provisions totaling approximately $135,076,000 and $145,185,000, at September 30, 1996 and December 31, 1995, respectively. A reserve was established for potential loss obligations, based on management's evaluation of a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency, and amounts previously advanced on behalf of the borrower that the Corporation does not expect to recover. This reserve is netted against foreclosure receivables included in other assets. As of September 30, 1996 and December 31, 1995, this reserve balance was $617,000 and $573,000, respectively.

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

NOTE 12: UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent corporation without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of current year earnings. At September 30, 1996, the bank subsidiaries had approximately $15.4 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies.

         The Federal Reserve Board's risk-based capital guidelines require a minimum risk-adjusted ratio for total capital of 8% at the end of 1992. The
Federal Reserve Board has further refined its guidelines to include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of September 30, 1996, each of the five subsidiary banks met the capital standards for a well-capitalized institution. The Corporation's total capital to total risk-weighted assets ratio was 19.7% at September 30, 1996, well above the minimum required.

NOTE 13: SUBSEQUENT EVENTS

         On October 29, 1996, the board of directors of the Corporation declared a 50% stock dividend. An additional share of stock will be distributed to shareholders for each two shares owned on the record date of November 20, 1996. The stock dividend will be paid on December 6, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 1996, was $2,548,000, a decrease of $122,000, or 4.6%, over the same period of 1995, after the impact of a one-time pretax charge of $687,000 to re-capitalize the Savings Association Insurance Fund (SAIF). As part of the omnibus spending bill passed by Congress in September, banks which have acquired thrift deposits must contribute to the re-capitalization plan. Earnings for the third quarter before the impact of the charge was $3,001,000. Earnings per share for the three-month periods ended September 30, 1996 and 1995, were $.67 and $.70, respectively. Earnings for the nine-month period ended September 30, 1996, were $7,451,000, or $135,000 over the September 30, 1995 earnings of $7,316,000. Year-to-date earnings on a per share basis as of September 30, 1996 were $1.96, compared to $1.94 at September 30, 1995.

         The Corporation's annualized return on average assets (ROA) for the three-month periods ended September 30, 1996 and 1995, were 1.21% and 1.35%, respectively. Annualized return on equity (ROE) for the same three-month periods were 10.10% and 11.42 %, respectively.

         Net interest income, the difference between interest income and interest expense, for the three-month period ended September 30, 1996, increased $370,000, or 4.5%, when compared to the same period in 1995, due to the increase in earning assets and yield. During the third quarter, interest income increased $646,000, or 4.4%, while interest expense increased $276,000, or 4.3%, when compared to the same period in 1995. For the nine-months ended September 30, 1996 and 1995, net interest income was $24,934,000 and $23,471,000, respectively. This represents an increase of $1,463,000, or 6.2% in the 1996 figures over 1995. Interest income for the nine-month periods ended September 30, 1996 and 1995, was up $4,444,000, to $45,320,000, over the $40,876,000 reported as of September 30, 1995, which signifies a 10.8% increase. Year-to-date interest expense at September 30, 1996 and 1995, was $20,386,000 and $17,405,000, respectively, which equates to a 17.1% increase in the cost of funding the growth in the balance sheet in 1996 when compared to 1995.

         The provision for possible loan losses for the third quarter of 1996 was $503,000, compared to $506,000 for the same period of 1995. For the nine months ended September 30, 1996 and 1995, the provision was $1,506,000 and $1,407,000, respectively, resulting in an 7% increase.

         Non-interest income, exclusive of net gains on securities sold, for the third quarter ended September 30, 1996, was $6,375,000, a 4.9% increase over the $6,079,000 reported for the same period in 1995. For the nine-months ended September 30, 1996 and 1995, non-interest income was $18,407,000 and $18,045,000, respectively. Total fee income for the three-month and nine-month periods ended September 30, 1996 was up 9% and 7%, respectively, over the comparable periods ended September 30, 1995.

         During the three months ended September 30, 1996, non-interest expense increased $812,000, or 8.1%, over the same period in 1995. This increase reflects the normal increase in the cost of doing business. Year-to-date non-interest expense was $31,259,000 at September 30, 1996, compared to $29,709,000, for the same period ended September 30, 1995, reflecting the
Corporation's entry into the Little Rock market, an expansion of the Corporation's Springdale facility, and the write-off of mortgage servicing rights associated with the prepayment of mortgage loans during the first quarter of 1996.

         On June 30, 1996, the Corporation pre-paid the remaining $3.6 million of its initial $11.0 million in capital notes, twelve months prior to their original due date. In 1995, the Corporation pre-paid $7.4 million of the capital notes.

         At September 30, 1996, total assets for the Corporation were $857,264,000, a increase of $17,380,000, or 2.1%, from the same figure at December 31, 1995. Deposits at September 30, 1996, totaled $710,396,000, a increase of $5,628,000, or .8%, from the same figure at December 31, 1995.

         The allowance for possible loan losses as a percentage of total loans was 1.64% at September 30, 1996. The coverage ratio (allowance for possible loan losses as a percentage of non-performing loans) was 236.1% and foreclosed assets furthered declined from the $1,017,000 at December 31, 1995, to $975,000 at September 30, 1996.

     Stockholders' equity at the end of the third quarter was $100,684,000, an increase of $3,887,000, or 4%, from the December 31, 1995 figure.

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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At September 30, 1996, each bank was within established guidelines and total corporate liquidity was strong. At September 30, 1996, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resale, and mortgage loans held for sale were 20.1% of total assets.


               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 17 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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


Pine Bluff, Arkansas
November 6, 1996


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SIMMONS FIRST NATIONAL CORPORATION
                                           ------------------------------------
                                                       (Registrant)



Date:  11/13/96                                    /s/ J. Thomas May
     ------------                       ---------------------------------------
                                                     J. Thomas May
                                         Chairman and Chief Executive Officer



Date:  11/13/96                                    /s/ Barry L. Crow
     ------------                       ---------------------------------------
                                        Barry L. Crow, Executive Vice President
                                              and Chief Financial Officer