Form 10-K
period 1996-12-31
SIMMONS FIRST NATIONAL CORP
filed 1997-03-28
CIK 90498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934 (Fee Required) For the fiscal year ended: December 31, 1996
                                                         OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

                                                          Name of Each Exchange
Title of Each Class                                         on Which Registered
-------------------------------------------------------------------------------
None                                                              None

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

The aggregate market value of common stock, par value $5.00 per share, held by non-affiliates on March 17, 1997, was approximately $132,385,000.

The number of shares outstanding of the Registrant's Common Stock as of March 17, 1997 was 5,715,194.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 1997.


                                 FORM 10-K INDEX

Part I

Item 1     Business...........................................................
             The Company and the Banks........................................
             Competition......................................................
             Employees........................................................
             Executive Officers of the Company................................
             Supervision and Regulation.......................................
Item 2     Properties.........................................................
Item 3     Legal Proceedings..................................................
Item 4     Submission of Matters to a Vote of Security-Holders................


Part II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters
Item 6     Selected Consolidated Financial Data...............................
Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................
Item 8     Consolidated Financial Statements and Supplementary Data...........
Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................


Part III

Item 10    Directors and Executive Officers of the Company....................
Item 11    Executive Compensation.............................................
Item 12    Security Ownership of Certain Beneficial Owners and Management.....
Item 13    Certain Relationships and Related Transactions.....................
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K....

                                     PART I

ITEM 1.       BUSINESS

The Company and the Banks

         Simmons First National Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. At December 31, 1996 the Company had consolidated total assets of $881.3 million, consolidated net loans of $502.4 million and total equity capital of $102.8 million. The Company owns five subsidiary banks in Arkansas. Its lead bank, Simmons First National Bank ("the Bank"), is a national bank which has been in operation since 1903. The Bank's primary market area, with the exception of its nationally-provided credit card and mortgage banking services, is the State of Arkansas. The Company also owns four community banks, Simmons First Bank of Jonesboro ("Simmons/Jonesboro"), and Simmons First Bank of South Arkansas
("Simmons/South"),   both  acquired  in  1984;   Simmons  First  Bank  of  Dumas
("Simmons/Dumas") and Simmons First Bank of Northwest Arkansas ("Simmons/Northwest"), both acquired in 1995. Simmons/Northwest, formerly Simmons First Bank of Dermott, changed its name when the charter was moved to Rogers, Arkansas, in August, 1996. The three branches of "the Bank" located in Rogers, Springdale, and Bella Vista, Arkansas, were then sold to the relocated bank. Headquarters for Simmons/Northwest is now the Rogers office. The banking facility remaining at Dermott, along with its assets and liabilities, were then transferred to Simmons/South, formerly knows as Simmons First Bank of Lake Village. The Dermott location is now a branch of Simmons/South. The Company's banking subsidiaries conduct their operations through 29 branches located in 15 communities in Arkansas.

         Through its banking subsidiaries, the Company emphasizes retail banking services, and it considers the Bank to be a national leader in providing credit card services. The Bank has offered credit card services since 1967, and at December 31, 1996, the Bank had approximately 166.3 million in credit cards in the loan portfolio, representing approximately 33% of total consolidated loans. The Bank has consistently employed stringent, subjectively-based credit standards in making credit decisions concerning card applicants, rather than using a credit scoring, or statistical profile system typically employed by other credit card issuers. Management believes this individualized approach to decision-making, emphasizing credit histories and individual borrower profiles, has been a significant positive factor in producing a high quality credit card loan portfolio, which continues to rank far below the national averages in delinquency and net loss ratios.

         The Bank is a leading provider of guaranteed student loans in Arkansas. On December 31, 1996, the Bank owned and serviced student loans totaling approximately $64 million, or approximately 13% of the Company's total consolidated loans.

         The Company provides mortgage banking services through the Bank's production, sale and servicing of residential real estate mortgages on properties located primarily in the South, Midwest and Southwest United States. At December 31, 1996, the Bank was servicing, primarily for others, approximately $1.5 billion of residential real estate mortgages.

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

         Management believes that the Bank's principal competitive strength in both the Arkansas and national markets for new cardholder business has been its low interest rate charged to cardholders and the resulting favorable national recognition. Within the past few years, more Arkansas banks have commenced or recommenced active marketing as a Visa and MasterCard issuer inside and outside the state. Management cannot predict the effect on its credit card business of these and other new entrants into the market, but believes the Bank's continuous participation and experience in this market since 1967 provides it with unique marketing and other strengths in competing for new cardholder business.

         As more credit card issuers have entered the market for merchant customers in Arkansas during the past several years, competition has intensified for merchant customers and their related business, primarily on the basis of price and quality of service. Independent sales organizations employed by out of state processors constitute the majority of this increased competition. While the Bank's merchant purchase volume has shown a modest increase for recent years, management believes that most card issuers in the Arkansas market have experienced declines in their merchant purchase volume and expects the Bank's merchant purchase volume will experience a period of limited growth in the future due to these continuing competitive conditions.

         The Company's banking subsidiaries are also in competition with major national and international retail banking establishments, brokerage firms and other financial institutions within and outside Arkansas. Competition with these financial institutions is expected to increase, especially with the increase in interstate banking.

Employees

         As of March 15, 1997, the Company and its subsidiaries had 613 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.

Executive Officers of the Company

         The following is a list of all executive officers of the Company. Executive officers are elected annually by the Board of Directors.

NAME               AGE     POSITION                               YEARS SERVED
-------------------------------------------------------------------------------
J. Thomas May      50      President and Chief Executive Officer       10

Barry L. Crow      54      Executive Vice President and                25
                            Chief Financial Officer

John L. Rush       62      Secretary                                   29

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

     The Company is subject to certain laws and regulations of the State of Arkansas applicable to bank holding companies, including examination and supervision by the Arkansas Bank Commissioner. Under Arkansas law, a bank holding company is prohibited from owning more than one subsidiary bank, if any subsidiary bank owned by the holding company has been chartered for less than five years and, further, requires the approval of the Arkansas Bank Commissioner for any acquisition of more than 10% of the capital stock of any other bank located in Arkansas. No bank acquisition may be approved if, after such acquisition, the holding company would control, directly or indirectly, banks having 25% of the total bank deposits in the State of Arkansas, excluding deposits of other banks and public funds.

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

Subsidiary Banks

         Simmons First National Bank, a national banking association, is subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States ("OCC"). Simmons/Jonesboro, Simmons/South, Simmons/Dumas and Simmons/Northwest, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation ("FDIC") and the Arkansas State Bank Department. The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount which may be lent to a single borrower.

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

Risk-Weighted Capital Requirements for the Company and the Banks

         Since 1993, banking organizations (including bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. A well capitalized institution is one that has at least a 10% "total risk based capital" ratio. For a tabular summary of the Company's risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" and Note 21 of the Notes To Consolidated Financial Statements.

         A banking organization's qualifying total capital consists of two components: Tier 1 Capital (core capital) and Tier 2 Capital (supplementary capital). Tier 1 Capital is an amount equal to the sum of common shareholders' equity, certain preferred stock and the minority interest in the equity accounts of consolidated subsidiaries. For bank holding companies, goodwill may not be included in Tier 1 Capital. Identifiable intangible assets may be included in Tier 1 Capital for banks and bank holding companies, in accordance with certain further requirements. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 Capital.

     Tier 2 Capital is an amount equal to the sum of the qualifying portion of the allowance for loan losses, certain preferred stock not included in Tier 1, hybrid capital instruments (instruments with characteristics of debt and equity), certain long-term debt securities and eligible term subordinated debt, in an amount up to 100% of Tier 1 Capital. The eligibility of these items for inclusion as Tier 2 Capital is subject to certain additional requirements and limitations of the federal banking agencies.

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

Recent Legislation for Bank Holding Companies and Banks

         As part of the omnibus spending bill passed by Congress in September, 1996, banks which have acquired thrift deposits must contribute to the re-capitalization of the Savings Association Insurance Fund (SAIF). For "the Bank", the one-time pretax charge of $687,000 was charged against third quarter, 1996, earnings.

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

ITEM 2.       PROPERTIES

         The principal properties of the Company and the Bank consist of an eleven-story office building, located in the central business district of the city of Pine Bluff, Arkansas. Originally constructed in 1929, the entire building has since been completely renovated and modernized. The building is comprised of approximately 107,000 square feet of floor space, approximately 7,500 square feet of which is leased to a tenant as office space. The office building is situated on approximately one-fourth of a city block, the remainder of which, together with approximately one additional city block of adjacent property, is presently being used as a parking complex for customers of the Company and its subsidiaries, tenants of the Company and its subsidiaries and their customers, and the public. Additional office space was made available in 1980, with the renovation of a storage facility to provide a 9,601 square foot office complex, now housing the Company and its subsidiary real estate and investment departments. In 1992, additional office space was made available for its activities, when the Company purchased a three-story concrete office building, containing approximately 38,000 square feet of space, across the street from its main bank building in Pine Bluff, Arkansas. A portion of the building had been leased by the Company prior to the purchase. In 1994, the Company completed renovation of that building which is occupied by the credit card, marketing, and human resources divisions. Also in 1994, an additional 6,000 square feet of space was made available when the Company purchased a three-story brick building adjoining the one purchased in 1992. This added another 5,000 square feet of storage in addition to the office space for a total of approximately 11,000 square feet. This facility houses the Company's student loan operation. The Company and the Bank also operate seven drive-in banking facilities, located throughout the city of Pine Bluff, and banking facilities at Watson Chapel, White Hall, Sherrill, Fort Smith, Gould, Grady, Star City, and the most recent branch facility which opened in February, 1996 in Little Rock, Arkansas. The largest banking facility comprises approximately 107,000 square feet of floor space, and the smallest comprises approximately 800 square feet.

         The principal property of Simmons/South consists of a one-story building located in the central business area of the city of Lake Village, comprising approximately 6,000 square feet of floor space. In addition, Simmons/South operates a branch in Dermott, Arkansas.

         The principal property of Simmons/Jonesboro consists of a three-story building, located in the central business district of the city of Jonesboro, Arkansas, comprising approximately 47,108 square feet of floor space, 14,252 of which is under lease to third parties. In addition, Simmons/Jonesboro operates two drive-in banking facilities located in that city.

         The principal property of Simmons/Dumas is a one-story structure, located on the corner of the busiest intersection of Dumas, Arkansas. The building, built in 1973, was recently remodeled and has approximately 5,800 square feet of space.

         The principal property of Simmons/Northwest is a one-story structure, located at North 8th and West Maple in Rogers, Arkansas. The facility was built in 1996 and contains approximately 10,000 square feet of space, all of which is being utilized by the bank.

         All of the above properties are owned in fee simple and unencumbered, except (a) approximately one-fourth city block in Pine Bluff, which is leased from various persons for terms expiring in 2007 with options to extend for an additional 50 years, which leased parcels comprise a portion of the parking complex and lie partially under a small portion of a one-floor extension of the main office building, (b) the lands upon which five of the drive-in banking facilities in Pine Bluff are situated, two of which parcels are leased for a term expiring in 2007, one in 2000, one in 2010, and one in 2035, the lands on which the Bella Vista and one of the Fort Smith facilities, which are leased for terms expiring in 2000 and 1997, respectively, the offices of the mortgage marketing and dealer bank divisions, located in Little Rock, Arkansas, comprise approximately 20,000 square feet of a 36,000 square foot, three-story leased building, the lease terms of which expired at the end of 1996, and (c) the building and land described in a preceding paragraph for the banking facility in Jonesboro, which has a first mortgage lien to an insurance company with monthly payments of approximately $12,000 including interest at 9.75%.

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

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         The Common Stock is traded and quoted on the over-the-counter NASDAQ National Market System under the symbol "SFNCA." The following table sets forth, for all the periods indicated, cash dividends paid, and the high and low bid prices for the Common Stock as reported by NASDAQ.

                                                              Quarterly
                           Price Per                          Dividends
                         Common Share                        Per Common
                      High           Low                        Share
------------------------------------------------------------------------------
    1996
1st quarter         $  22.67      $  20.50                    $   0.11
2nd quarter            22.42         22.00                        0.12
3rd quarter            23.00         21.83                        0.12
4th quarter            27.25         26.00                        0.13

    1995
1st quarter         $  17.50      $  15.00                    $   0.09
2nd quarter            18.67         16.83                        0.10
3rd quarter            18.83         18.00                        0.10
4th quarter            20.67         18.50                        0.11

         At December 31, 1996, the Common Stock was held of record by approximately 1,231 stockholders. On March 17, 1997, the last sale price for the Common Stock as reported by NASDAQ was $27.75 per share.

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

         The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank in any year, in excess of the sum of net income for that year and retained earnings for the preceding two years, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Dumas, Simmons/Northwest and Simmons/South, regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 50% of the current year earnings. At December 31, 1996, approximately $17 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see
"Management's Discussion and Analysis of Financial Condition-Liquidity and Interest Rate Sensitivity," and Note 21 of Notes to Consolidated Financial Statements.

         On October 29, 1996, the Company declared a 50% stock dividend. An additional share of stock was distributed to shareholders for each two shares owned on December 6, 1996.

Forward Looking Statements

     When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to ", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive, and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this annual report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 were derived from consolidated financial statements of the Company, which were audited by Baird, Kurtz & Dobson. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively to reflect the effects of the stock dividend on a consistent basis. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                                                    Years Ended December 31 (1)
(In thousands,
except per share data)                      1996      1995     1994      1993      1992
------------------------------------------------------------------------------------------
Income statement data:
   Net interest income                   $ 33,805  $ 31,764  $ 29,259  $ 28,450  $ 26,525
   Provision for loan losses                2,341     2,092     2,050     3,006     3,741
   Net interest income after provision
     for loan losses                       31,464    29,672    27,209    25,444    22,784
   Non-interest income                     25,116    24,365    24,847    26,129    25,578
   Non-interest expense                    41,956    39,820    38,415    38,711    37,978
   Income tax expense                       4,323     4,198     3,781     3,466     2,907
   Net income                              10,301    10,019     9,860     9,396     7,477

Per share data:
   Earnings                                  1.81      1.77      1.79      1.85      1.73
Book value                                  18.02     16.91     15.17     13.66     12.02
   Dividends                                 0.48      0.40      0.31      0.27      0.27

Balance sheet data at period end:
   Assets                                 881,332   839,884   713,262   738,760   705,903
   Loans                                  510,813   471,956   418,392   394,426   367,655
   Allowance for loan losses                8,366     8,418     7,790     7,430     5,748
   Deposits                               736,367   704,768   583,538   610,355   590,409
   Long term debt and capital notes         1,067     4,757    12,144    12,178    12,208
   Stockholders' equity                   102,825    96,797    83,700    75,335    51,219
Capital ratios at period end:
   Stockholders' equity to
     total assets                          11.67%    11.53%    11.73%    10.20%     7.26%
   Leverage (2)                            11.70%    10.91%    11.47%    10.21%     6.90%
Tier 1 risk-based                          18.66%    18.63%    19.25%    17.19%    12.27%
   Total risk-based                        19.91%    20.03%    21.56%    20.01%    15.76%

Selected ratios:
   Return on average assets                 1.22%     1.30%     1.39%     1.33%     1.09%
   Return on average common equity         10.31%    10.95%    12.28%    14.31%    15.43%
   Net interest margin(3)                   4.65%     4.77%     4.80%     4.75%     4.56%
   Allowance/nonperforming loans          168.58%   260.46%   248.73%   177.92%    94.84%
Allowance for loan losses as a
     percentage of average loans            1.73%     1.91%     1.99%     1.88%     1.60%
   Nonperforming loans as a percentage
      of period-end loans                   0.97%     0.68%     0.75%     1.06%     1.65%
   Net charge-offs as a percentage
     of average total assets                0.28%     0.24%     0.24%     0.19%     0.48%
   Dividend payout                         26.47%    22.79%    17.32%    14.59%    15.61%
---------------------

(1) The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related
Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report. (2) Leverage ratio is Tier 1 capital to average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investments. (3) Fully taxable equivalent (36.25% for 1996 and 1995 and 34% for 1994 through 1992).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Overview

     Simmons First National Corporation (SFNC) is a multi-bank holding company, comprised of five commercial bank subsidiaries, with $881.3 million in assets, as of December 31, 1996.
         The Company achieved record earnings performance in 1996. Earnings for the twelve-month period ended December 31, 1996, were $10,754,000, or $1.89 per share, before the impact of a one-time, pretax charge of $687,000, as the Company's assessment for the recapitalization of the Savings Association Insurance Fund (SAIF). This assessment was imposed by Congress on all financial institutions which acquired thrift deposits. These figures compare to $10,019,000, or $1.77 per share, for the twelve-month period ended December 31, 1995, an increase of 7.3%. After the SAIF charge, year-to-date earnings for 1996 were $10,301,000, or $1.81 per share. Return on average assets was 1.22% in 1996, compared to 1.30% in 1995, and 1.39% in 1994. Return on average equity was 10.31% in 1996, compared to 10.95% in 1995, and 12.28% in 1994. On a per share basis, net income for 1996 was $1.81, compared to $1.77 in 1995 and $1.79 in 1994. Dividends per share for 1996 were $0.48 compared to $0.40 in 1995 and $0.31 in 1994.

         Stockholders' equity at December 31, 1996, was $102.8 million, an increase of 6.2% over the 1995 amount. On December 6, 1996, an additional 1,901,776 shares were issued when a 50 percent stock dividend was paid, bringing the total number of shares outstanding to 5,705,415. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively to reflect the effects of the stock dividend on a consistent basis. In January, 1996, the Company announced the adoption of a stock repurchase program which would authorize the repurchase of up to 100,000 shares of outstanding stock annually. As of December 31, 1996, 20,900 shares of stock had been repurchased. During 1995 and 1996, 3,000 and 16,500 shares of stock, respectively, were issued relative to exercised stock options.

Acquisitions

         On April 1, 1995, the Company completed the acquisition of Dumas Bancshares, Inc. (DBI) by issuing 205,851 shares of common stock and utilizing cash of $1.5 million in a transaction valued at $5 million. DBI was merged into the Company. DBI owned Dumas State Bank, Dumas, Arkansas, and First State Bank, Gould, Arkansas, with consolidated assets at March 31, 1995, of approximately $42 million. First State Bank, which had branches in Grady and Star City, Arkansas, in addition to its primary location in Gould, Arkansas, was merged into Simmons First National Bank, SFNC's lead bank, and Dumas State Bank became Simmons First Bank of Dumas and has continued to operate as a subsidiary bank of the Company.

         On August 1, 1995, the Company completed the acquisition of Dermott State Bank Bancshares, Inc. (DSBB), located in Dermott, Arkansas, in a cash transaction valued at approximately $2.4 million. DSBB, the single-bank holding company for Dermott State Bank, had at the time of acquisition approximately $20 million in consolidated assets. DSBB was liquidated into the Company and Dermott State Bank became Simmons First Bank of Dermott.

         In February, 1996, the flagship bank, Simmons First National Bank, located in Pine Bluff, opened an additional branch in Little Rock, Arkansas, bringing the number of total branches to twenty-four.

         On August, 1996, the Company repositioned its banking operations to benefit its customers through improved personal service and operating efficiency. The Simmons First Bank of Dermott charter was moved to Rogers, Arkansas. The three branches of Simmons First National Bank, located in Rogers, Springdale, and Bella Vista, Arkansas, were acquired by the relocated bank and the bank name was changed to Simmons First Bank of Northwest Arkansas, whose headquarters is now the Rogers office. The banking facility remaining at Dermott, along with its assets and liabilities, was transferred to Simmons First Bank of Lake Village, Arkansas and is now a branch of that bank. The name of Simmons First Bank of Lake Village was subsequently changed to Simmons First Bank of South Arkansas. At year-end, 1996, the Company was conducting financial operations from 29 offices in 15 communities located throughout Arkansas.

Subsequent Events

         On March 21, 1997, an announcement was made jointly by the Chief Executive Officers of both the Company and First Commercial Corporation of Little Rock, Arkansas regarding a definitive agreement which had been entered into by the two bank holding companies. Under the terms of the agreement, SFNC will acquire all the outstanding capital stock of First Bank of Arkansas, Searcy, Arkansas and First Bank of Arkansas, Russellville, Arkansas, in a cash purchase transaction valued at $53 million. The banks to be acquired had consolidated assets, as adjusted, of approximately $310 million, as of December 31, 1996. The sale of these two banks by First Commercial was necessitated by regulatory issues relative to the pending merger of First Commercial and the parent company of First Bank of Arkansas at Searcy and First Bank of Arkansas at Russellville. After completion of the transaction, SFNC will own seven banks in the state of Arkansas and will be conducting banking operations from 39 offices in 21 communities.

Earnings Review For the Years 1996, 1995 and 1994

         In 1996, the Company reported record net earnings of $10.3 million, and earnings per share of $1.81. This compares to net earnings of $10.0 million and $9.9 million, and earnings per share of $1.77 and $1.79, reported in 1995 and 1994, respectively. The earnings increase in 1996 was predominantly the result of growth in earning assets and an increase in non-interest income from trust services, service charges and other fee income.

Net Interest Income

         Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans, and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the combined federal and state income tax rate (36.25% for 1996 and 1995 and 34% for 1994).

         For the year ended December 31, 1996, net interest income on a fully taxable equivalent basis was $35.5 million, an increase of approximately $2.2 million, or 6.5%, from 1995 net interest income. The increase in 1996 in net interest income resulted primarily from the growth in earning assets. The growth offset a decrease in net interest margin resulting from a higher cost of funds. The net interest margin was 4.65% in 1996, compared to 4.77% in 1995 and 4.80% in 1994. For the year ended December 31, 1995, net interest income on a fully taxable equivalent basis was $33.3 million, an increase of approximately $2.7 million, or 8.8%, from comparable figures in 1994. The increase in 1995 in net interest income resulted primarily from a $60.0 million increase in average earning assets, coupled with a stable net interest margin. The tables below reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 1996, 1995 and 1994, respectively, as well as changes in fully taxable equivalent net interest income for the years 1996 versus 1995 and 1995 versus 1994.

Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

                                           Years Ended December 31
(In thousands)                          1996        1995       1994
----------------------------------------------------------------------

Interest income                        $61,367    $56,229    $45,727
FTE adjustment                           1,692      1,551      1,373
                                       -------    -------    -------

Interest income - FTE                   63,059     57,780     47,100
Interest expense                        27,562     24,465     16,468
                                       -------    -------    -------

Net interest income - FTE              $35,497    $33,315    $30,632
                                       =======    =======    =======

Yield on earning assets - FTE            8.26%      8.27%      7.38%

Cost of interest bearing liabilities     4.36%      4.28%      3.20%

Net interest spread - FTE                3.90%      3.99%      4.18%

Net interest margin - FTE                4.65%      4.77%      4.80%

Changes in Fully Taxable Equivalent Net Interest Margin
                                                              1996      1995
                                                               vs.       vs.
(In thousands)                                                1995      1994
--------------------------------------------------------------------------------

Increase due to change in earning assets                    $ 5,713    $ 4,718
Increase (decrease) due to change in earning asset yields      (434)     5,962
Decrease due to change in interest rates paid on
       interest bearing  liabilities                           (559)    (7,569)
Decrease due to change in interest bearing liabilities       (2,538)      (428)
                                                            -------    -------
Increase in net interest income                             $ 2,182    $ 2,683
                                                            =======    =======

         The following table shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount, and the average rate earned or expensed for each of the years in the three-year period ended December 31, 1996. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

     UnderFinancial Accounting Standard Board Statement No. 91 (FAS 91), loan fees and related costs are deferred and amortized as part of interest income.

Average Balance Sheets and Net Interest Income Analysis

                                                                  Years Ended December 31
                                 -------------------------------------------------------------------------------------
                                               1996                         1995                       1994
                                  ---------------------------- ---------------------------- --------------------------
                                    Average   Income/  Yield/    Average   Income/  Yield/   Average  Income/  Yield/
(In thousands)                      Balance   Expense  Rate(%)   Balance   Expense  Rate(%)  Balance  Expense  Rate(%)
----------------------------------------------------------------------------------------------------------------------
ASSETS

Earning Assets
   Interest bearing balances
     due from banks                $   5,258  $    291    5.54 $   2,069  $    120   5.82 $   1,408  $     55    3.88
Federal funds sold                    32,213     1,680    5.22    33,571     1,858   5.54    27,812     1,218    4.38
Investment securities - taxable      161,537    10,499    6.50   150,871    10,080   6.68   138,459     8,499    6.14
Investment securities - non-taxable   60,951     4,739    7.78    54,164     4,378   8.08    50,605     4,027    7.96
Mortgage loans held for sale,
   net of unrealized gains (losses)   17,768     1,333    7.50    16,383     1,250   7.63    27,957     2,081    7.44
Assets held in trading accounts        1,110        68    6.13     1,513        88   5.83     1,687       103    6.11
Loans                                484,578    44,449    9.17   440,109    40,006   9.09   390,501    31,117    7.97
                                     -------    ------          --------   -------         --------   -------
   Total interest earning assets     763,415    63,059    8.26   698,680    57,780   8.27   638,429    47,100    7.38
                                                ------                     -------                    -------
Non-earning assets                    81,710                      74,023                     71,377
                                     -------                    --------                   --------
   Total assets                    $ 845,125                   $ 772,703                  $ 709,806
                                    ========                    ========                   ========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Liabilities
   Interest bearing liabilities
   Interest bearing transaction
     and savings accounts          $ 254,812  $  7,106    2.79 $ 235,411  $  6,167   2.62 $ 232,351  $  5,248    2.26
   Time deposits                     343,906    18,663    5.43   300,530    16,097   5.36   241,786     9,223    3.81
                                    --------   -------          --------   -------         --------   -------
    Total interest bearing deposits  598,718    25,769    4.30   535,941    22,264   4.15   474,137    14,471    3.05
Federal funds purchased and
   securities sold under agreement
   to repurchase                      27,681     1,406    5.08    24,862     1,308   5.26    24,021       962    4.00
Other borrowed funds
   Short-term debt                     2,369       129    5.44     1,511        92   6.06     4,001       163    4.07
   Long-term debt                      1,086       106    9.87     1,124       110   9.78     1,161       122   10.49
Capital notes                          1,775       152    8.56     7,853       691   8.80    11,000       750    6.82
                                    --------   -------          --------   -------         --------   -------
   Total interest bearing
     liabilities                     631,629    27,562    4.36   571,291    24,465   4.28   514,320    16,468    3.20
                                               -------                     -------
Non-interest bearing liabilities
   Non-interest bearing deposits     103,546                      99,839                    105,856
Other liabilities                     10,033                      10,067                      9,323
                                    --------                    --------                   --------
   Total liabilities                 745,208                     681,197                    629,499
                                    --------                    --------                   --------
Stockholders' equity                  99,917                      91,506                     80,307
                                    --------                    --------                   --------
   Total liabilities and
   stockholders' equity            $ 845,125                   $ 772,703                  $ 709,806
                                    ========                    ========                   ========
Net interest margin                           $ 35,497    4.65            $ 33,315   4.77            $ 30,632    4.80
                                               =======                     =======                    =======

         The following table shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 1996 and 1995, as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.


Volume/Rate Analysis

                                                                 Years Ended December 31
                                          ----------------------------------------------------------------------
                                                    1996 over 1995                     1995 over 1994
                                          ---------------------------------   ----------------------------------
                                                        Yield/                             Yield/
                                            Volume       Rate        Total      Volume      Rate        Total
----------------------------------------------------------------------------------------------------------------

Incease (decrease) in

Interest income
   Interest earning time deposits         $    176    $     (5)   $    171    $     31    $     34    $     65
   Federal funds sold                          (73)       (105)       (178)        281         359         640
   Investment securities - taxable             897        (478)        419         811         770       1,581
   Investment securities - non-taxable         528        (167)        361         281          70         351
   Mortgage loans held for sale, net of
     unrealized gains (losses)                 104         (21)         83        (884)         53        (831)
   Assets held in trading accounts             (24)          4         (20)        (10)         (5)        (15)
   Loans                                     4,105         338       4,443       4,208       4,681       8,889
                                          --------    --------    --------    --------    --------    --------

   Total                                     5,713        (434)      5,279       4,718       5,962      10,680
                                          --------    --------    --------    --------    --------    --------

Interest expense
   Interest bearing transaction and
     savings accounts                          525         414         939          70         849         919
   Time deposits                             2,353         213       2,566       2,595       4,279       6,874
   Federal funds purchased
     and securities sold under
     agreements to repurchase                  141         (43)         98          34         312         346
   Other borrowed funds
     Short-term debt                            45          (8)         37        (337)        266         (71)
     Long-term debt                             (4)          1          (3)         (4)          1          (3)
     Capital notes                            (521)        (18)       (539)     (1,930)      1,862         (68)
                                          --------    --------    --------    --------    --------    --------
   Total                                     2,539         559       3,098         428       7,569       7,997
                                          --------    --------    --------    --------    --------    --------
Increase (decrease) in
 net interest income                      $  3,174    $   (993)   $  2,181    $  4,290    $ (1,607)   $  2,683
                                          ========    ========    ========    ========    ========    ========

 Provision for Loan Losses

           The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for 1996 was $2.3 million, which was a slight increase, when compared to the provisions in 1995 and 1994. The provision for 1995 and 1994 was $2.1 million.

Non-Interest Income

           Total non-interest income was $25.1 million in 1996, compared to $24.4 million in 1995 and $24.8 million in 1994. Non-interest income is principally derived from three sources: fee income, which includes service charges on deposit accounts, trust fees, credit card fees, and loan servicing fees; income on the sale of mortgage loans and investment banking profits; and any gain or loss on sold or called securities.

           The table below shows non-interest income for the years ended December 31, 1996, 1995 and 1994, respectively, as well as changes in 1996 from 1995 and in 1995 from 1994.

Non-Interest Income

                                                                                     1996                 1995
                                                 Years Ended December 31         Change from          Change from
(In thousands)                                 1996       1995       1994            1995                 1994
---------------------------------------------------------------------------------------------------------------------

Trust income                                $  2,166   $  1,790   $  1,763    $    376   21.01%   $     27     1.53%
Service charges on deposit accounts 3,222      2,768      2,263                    454   16.40         505    22.32
Other service charges & fees                   1,069        825        853         244   29.58         (28)   -3.28
Income on sale of mortgage loans,
   net of commissions                            287        325       (758)        (38) -11.69       1,083  -142.88
Income on investment banking,
   net of commissions                            758      1,017      1,247        (259) -25.47        (230)  -18.44
Credit card fees                               9,601     10,114     10,636        (513)  -5.07        (522)   -4.91
Loan servicing fees                            7,095      6,092      6,817       1,003   16.46        (725)  -10.64
Other operating income                           648      1,400      1,896        (752)  53.71        (496)  -26.16
Investment securities gains
   (losses), net                                 270         34        130         236  694.12         (96)  -73.85
                                             -------    -------    -------     -------             -------
       Total non-interest income            $ 25,116   $ 24,365   $ 24,847    $    751    3.08%   $   (482)   -1.94%
                                             =======    =======    =======     =======             =======


         Fee income for 1996 was $23.2 million, an increase of $1.6 million, or 7.4%, when compared with 1995 figures. Fee income for 1995 was $21.6 million, a decrease of $.7 million, or 3.1%, when compared with 1994 figures. In 1996, credit card fees decreased $0.5 million from the 1995 level, while loan service fees increased $1.0 million. In 1995, both credit card and loan servicing fees decreased $0.5 and $0.7, respectively, primarily due to a lower volume of credit card fees, resulting from an increase in national competition and a lower volume of mortgage loans serviced.

         On the consolidated statements of income, income from the sale of mortgage loans and dealer bank profits is presented net of commissions. The income recorded in these accounts results from the Company's investment banking operation, as well as fee income associated with the purchase of single family residential loans, the securitization of those loans, and subsequent sale and delivery of those securities against prior commitments. For 1996, income from these areas totaled $1.0 million, compared to $1.3 million in 1995 and $.5 million in 1994. The increase in 1995, when compared to 1994, is primarily attributable to 1994 mortgage marketing losses of $1.0 million. The resulting reduced level of operating income for these two operations for 1995 can be directly attributed to the negative impact of rising interest rates on the nation's mortgage and securities markets. The overall reduction in mortgage income for 1994 was partially offset by a sale of a portion of the Company's servicing rights, which resulted in other income of $.7 million.

Non-Interest Expense

         Non-interest expense consists of salaries and employee benefits, occupancy, equipment and other expenses necessary for the operation of the Company. Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures that have been installed. The Company utilizes an extensive profit planning and reporting system involving all affiliates. Monthly and annual profit plans are developed, including manpower and capital expenditure budgets, based on a needs assessment of the business plan for the upcoming year. These profit plans are subject to extensive initial reviews and monitored by management on a monthly basis. Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met. Management also regularly monitors staffing levels at each affiliate, to ensure productivity and overhead are in line with existing workload requirements.

         Non-interest expense for 1996 was $42.0 million, an increase of $2.2 million, or 5.4%, from 1995. Non-interest expense for 1995 was $39.8 million, an increase of $1.4 million, or 3.7%, from 1994. The increase in non-interest expense in 1996, compared to 1995, primarily reflects the Company's entry into the Little Rock market, an expansion of the Company's Springdale facility, and the increased amortization of mortgage servicing rights associated with the acquisition of approximately $400 million in mortgage loan servicing.

         The table below shows non-interest expense for the years ended December 31, 1996, 1995 and 1994, respectively, as well as changes from 1996 to 1995 and 1995 to 1994, respectively.

Non-Interest Expense
                                                                            1996                 1995
                                         Years Ended December 31        Change from          Change from
(In thousands)                          1996       1995      1994           1995                 1994
-------------------------------------------------------------------------------------------------------------

Salaries and employee benefits      $ 21,774  $  21,192  $ 20,104    $   582     2.75%   $  1,088     5.41%
Occupancy expense, net                 2,310      2,512     2,043       (202)   -8.05         469    22.96
Furniture & equipment expense          2,416      2,167     1,964        249    11.50         203    10.34
Loss on foreclosed assets              1,135      1,401     1,641       (266)  -18.99        (240)  -14.63

Other expenses
   Professional services               1,553      1,400     1,634        153    10.92        (234)  -14.32
   Postage                             1,277      1,319     1,234        (42)   -3.18          85     6.89
   Telephone                             861        841       771         20     2.38          70     9.08
   Credit card expenses                1,426      1,445     1,458        (19)   -1.32         (13)   -0.89
   Operating supplies                    958        846       695        112    13.23         151    21.73
   FDIC insurance                        942        830     1,307        112    13.49        (477)  -36.50
   Miscellaneous expenses              7,304      5,867     5,564      1,437    24.49         303     5.45
                                     -------   --------   -------     ------              -------
       Total non-interest expense   $ 41,956  $  39,820  $ 38,415    $ 2,136     5.36%   $  1,405     3.66%
                                     =======   ========   =======     ======              =======

Income Taxes

         The provision for income taxes for 1996 was $4.3 million, compared to $4.2 million in 1995 and $3.8 million in 1994. The effective income tax rates for the years ended 1996, 1995 and 1994 were 29.6%, 29.5% and 27.8%, respectively.

Loan Portfolio

         The Company's loan portfolio averaged $484.6 million during 1996 and $440.1 million during 1995. As of December 31, 1996, total loans were $510.8 million, compared to $472.0 million on December 31, 1995. The most significant components of the loan portfolio were loans to individuals, in the form of credit card loans, student loans, and single family residential real estate loans. The loan figures for 1995 include $28.4 million in loans as a result of the Company's two acquisitions.

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

         Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $295.9 million at December 31, 1996, or 57.9% of total loans, compared to $275.5 million, or 58.4% of total loans at December 31, 1995. At year end, 1996, credit card loans were $166.3 million, or 32.6% of total loans, versus $154.8 million, or 32.8% of total loans at December 31, 1995. This increase in credit card loans relates, in part, to the Company's efforts to maintain its market share through a variety of programs that encourage additional volume with minimum credit risk.

         At the end of 1996, commercial, agricultural and financial institution loans were $70.8 million, or 13.9% of total loans, a 7.0% increase from 1995 year end's $66.2 million. Real estate construction loans at December 31, 1996, were $20.3 million, or 4.0% of total loans, compared to $15.2 million, or 3.2% of total loans at the end of 1995. Single family real estate loans at December 31, 1996, were $57.3 million, or 11.2% of total loans, compared to $53.6 million, or 11.4% of total loans at December 31, 1995.

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

         The amount of loans outstanding at the indicated dates are reflected in the following table, according to type of loan.

Loan Portfolio

                                                               Years Ended December 31
(In thousands)                                 1996        1995        1994         1993        1992
--------------------------------------------------------------------------------------------------------

Consumer
   Credit cards                            $  166,346  $  154,808  $   164,501  $  168,673  $  162,251
   Student loans                               64,193      63,492       62,836      65,379      58,727
   Other consumer                              65,384      57,166       40,739      36,763      31,878
Real Estate
   Construction                                20,325      15,177        6,232       6,281       4,708
   Single family residential                   57,251      53,556       43,045      36,297      41,733
   Other commercial                            60,439      59,012       44,141      37,853      27,991
Commercial
   Commercial                                  41,375      36,553       29,047      20,007      20,833
   Agricultural                                21,003      20,588       16,048      16,088      12,917
   Financial institutions                       8,469       9,058        6,681       3,087       3,142
Other                                           6,028       2,546        5,122       3,998       3,475
                                            ---------   ---------  -----------   ---------   ---------
      Total loans                          $  510,813  $  471,956  $   418,392  $  394,426  $  367,655
                                            =========   =========   ==========   =========   =========

         The following table reflects the remaining maturities and interest rate sensitivity of loans at December 31, 1996.

Maturity and Interest Rate Sensitivity of Loans
                                                             Over 1
                                                              year
                                                1 year       through          Over
(In thousands)                                  or less      5 years         5 years       Total
---------------------------------------------------------------------------------------------------

Commercial, financial and agricultural      $    51,822    $   18,596     $     429    $   70,847
Real estate construction                         11,887         8,107           331        20,325
Other                                           271,460       120,716        27,465       419,641
                                             ----------     ---------      --------     ---------
      Total                                 $   335,169    $  147,419     $  28,225    $  510,813
                                             ==========     =========      ========     =========

Predetermined  rate                         $    87,669    $  138,458     $  22,028    $  248,155
Floating rate                                   247,500         8,961         6,197       262,658
                                              ---------      --------       -------      --------
    Total                                   $   335,169   $   147,419   $    28,225    $  510,813
                                             ==========    ==========    ==========     =========


Asset Quality

         A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans. This includes nonaccrual loans and certain loans identified by management.

         Non-performing loans are comprised of (a) nonaccrual loans, (b) loans which are contractually past due 90 days and (c) other loans for which terms have been restructured, to provide a reduction or deferral of interest or principal, because of a deterioration in the financial position of the borrower. The subsidiary banks recognize income principally on the accrual basis of accounting. When loans are classified as nonaccrual, the accrued interest is charged off, and no further interest is accrued. Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectibility of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. Credit card loans are classified as sub-standard when payment of interest or principal is 90 days past due. Litigation accounts are placed on nonaccrual until such time as deemed uncollectible. Credit card loans are generally charged off when payment of interest or principal exceeds 180 days past due, but are turned over to the credit card recovery department, to be pursued until such time as they are determined, on a case-by-case basis, to be uncollectible.

         At December 31, 1996, non-performing loans were $5.0 million compared to $3.2 million and $3.1 million in 1995 and 1994, respectively. This increase in non-performing loans can be attributed to an increase in credit card loans in bankruptcy and 90 days past due in commercial loans.

         The following tables present information concerning nonperforming assets, including nonaccrual and restructured loans and other real estate owned.

Non-performing Assets
                                                                Years Ended December 31
(In thousands)                                 1996          1995        1994       1993        1992
--------------------------------------------------------------------------------------------------------

Nonaccrual loans                            $   2,652    $  1,638    $   2,052   $   2,813    $  4,374
Loans past due 90 days or more
  (principal or interest payments)              2,311       1,594          965       1,019       1,337
Restructured                                       --          --          115         344         350
                                             --------     -------     --------    --------     -------
Total non-performing loans(1)                   4,963       3,232        3,132       4,176       6,061
                                             --------     -------     --------    --------     -------

Other non-performing assets
  Foreclosed assets held for sale(2)              903       1,017        1,726       2,877       4,059
  Other non-performing assets                       6           7          780         992         212
                                             --------     -------     --------    --------     -------
      Total other non-performing assets           909       1,024        2,506       3,869       4,271
                                             --------     -------     --------    --------     -------

          Total non-performing assets       $   5,872    $  4,256    $   5,638   $   8,045    $ 10,332
                                             ========     =======     ========    ========     =======

Net charge-offs to average loans                0.49%       0.41%        0.43%       0.36%       0.91%
Allowance for loan losses to total loans        1.64%       1.78%        1.86%       1.88%       1.56%
Allowance for loan losses to
  non-performing loans                        168.58%     260.46%      248.73%     177.92%      94.84%
Non-performing loans to total loans             0.97%       0.68%        0.75%       1.06%       1.65%
Non-performing assets to total assets           0.67%       0.51%        0.79%       1.09%       1.46%
---------------------------

(1) Impaired loans of $4,963 includes all non-performing loans and certain other loans identified by management. (2) Assets constituting foreclosed assets held for sale are generally marked down to appraised value less estimated selling expense at the time of transfer from the loan portfolio, and are appraised annually thereafter.

         Approximately $184,000 and $172,000 of interest income would have been recorded for the periods ended December 31, 1996 and 1995, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the periods ended December 31, 1996 and 1995.

Allowance for Loan Losses

         An analysis of the allowance for loan losses for the last five years is shown in the table below:

(In thousands)                                 1996          1995        1994       1993        1992
-------------------------------------------------------------------------------------------------------

Balance, beginning of year                   $  8,418     $ 7,790     $  7,430     $ 5,748     $ 5,302
                                              -------      ------      -------      ------      ------
Loans charged off
   Consumer
     Credit cards                               2,392       1,851        1,690       1,761       1,944
     Student loans                                 15           9            2           2          11
     Other consumer                               363         414          152         171         127
                                              -------      ------      -------      ------      ------
       Total consumer                           2,770       2,274        1,844       1,934       2,082
                                              -------      ------      -------      ------      ------
   Real Estate
     Construction                                  --          --           --          40           5
     Single family residential                     33           7          213          31          44
     Other commercial                               3           1           --           6         168
                                              -------      ------      -------      ------      ------
       Total real estate                           36           8          213          77         217
                                              -------      ------      -------      ------      ------
   Commercial
     Commercial                                    74          22           --          40       1,297
     Agricultural                                   4          --           53          --          74
                                              -------      ------      -------      ------      ------
       Total commercial                            78          22           53          40       1,371
                                              -------      ------      -------      ------      ------
       Total loans charged off                  2,884       2,304        2,110       2,051       3,670
                                              -------      ------      -------      ------      ------
Recoveries of loans previously charged off
   Consumer
     Credit cards                                 309         143          306         211         196
     Student loans                                 --          --            2           1          18
     Other consumer                               153         284           70          77          44
                                              -------      ------      -------      ------      ------
       Total consumer                             462         427          378         289         258
                                              -------      ------      -------      ------      ------
   Real estate
     Single family residential                      8           6            7           5          24
     Other commercial                              --           4           16           3          81
                                              -------      ------      -------      ------      ------
       Total real estate                            8          10           23           8         105
                                              -------      ------      -------      ------      ------
   Commercial
     Commercial                                    20          33           18         345          12
     Agricultural                                   1           9            1          85          --
                                              -------      ------      -------      ------      ------
       Total commercial                            21          42           19         430          12
                                              -------      ------      -------      ------      ------
       Total recoveries                           491         479          420         727         375
                                              -------      ------      -------      ------      ------
Net loans charged off                           2,393       1,825        1,690       1,324       3,295
Allowance for loan losses of
   acquired institutions                           --         361           --          --          --
Additions to reserve charged to
   operating expense                            2,341       2,092        2,050       3,006       3,741
                                              -------      ------      -------      ------      ------
Balance, end of year                         $  8,366     $ 8,418     $  7,790     $ 7,430     $ 5,748
                                              =======      ======      =======      ======      ======

         The amounts of additions to the allowance during the year 1996 were based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans, loans which could be future problems and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

         The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below:

Allocation of Allowance for Loan Losses
                                                              December 31
                               1996             1995             1994             1993              1992
                        ---------------- ---------------- ----------------- ---------------- ------------------
                        Allowance  % of  Allowance  % of   Allowance  % of   Allowance % of   Allowance  % of
(In thousands)           Amount   loans*  Amount   loans*   Amount   loans*   Amount  loans*   Amount   loans*
---------------------------------------------------------------------------------------------------------------

Consumer
   Credit cards          $2,626    32.5%  $ 2,658    32.8%  $2,625    39.3%  $ 2,430    42.8%  $2,232    44.0%
   Student loans            100    12.6%      100    13.5%     100    15.0%      100    16.6%     100    16.0%
   Other consumer           123    12.8%      162    12.2%     324     9.8%      299     9.3%     483     8.7%

Real estate
   Construction             128     4.0%       --     3.2%      --     1.5%       13     1.6%      74     1.3%
   Single family
      residential         1,706    11.3%      822    11.3%     343    10.3%    1,009     9.2%     310    11.5%
   Other commercial         751    11.8%    1,882    12.5%   1,510    10.6%      701     9.6%   1,261     7.6%

Commercial
   Commercial               518     8.1%      452     7.7%     362     6.9%      339     5.1%     295     5.7%
   Agricultural             120     4.1%       --     1.9%      32     3.8%       --     4.1%     188     3.5%
   Financial institutions    --     1.6%      387     4.4%     145     1.6%      161     0.8%      --     0.8%

Other                        --     1.2%       --     0.5%      --     1.2%       --     0.9%       3     0.9%

Unallocated               2,294       --    1,955       --   2,349       --    2,378       --     802       --
                          -----            ------            -----            ------            -----

     Total               $8,366   100.0%  $ 8,418   100.0%  $7,790   100.0%  $ 7,430   100.0%  $5,748   100.0%
                          =====            ======            =====            ======            =====

*Percentage of loans in each category to total loans

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

         Available-for-sale securities, which include any security for which management has no immediate plans to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income, using the constant yield method over the period to maturity.

         Held-to-maturity and available-for-sale investment securities were $128.1 million and $109.5 million, respectively, at December 31, 1996, compared to the held-to-maturity amount of $134.4 million and available-for-sale amount of $90.4 at December 31, 1995. The Company's philosophy regarding investments is conservative, based on investment type and maturity. Investments in the held-to-maturity portfolio include U.S. Treasury securities, U.S. government agencies, mortgage-backed securities, and municipal securities. As of December 31, 1996, $60.0 million, or 46.8%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, of which approximately $19 million, or 14.5%, was invested in securities with maturities of one year or less, and $21 million, or 16.7%, was invested in securities with maturities of one to five years. In the available-for-sale securities, $105.6 million, or 96.4% of the securities were in U.S. Treasuries and obligations of U.S. government agencies, 89% of which will mature in less than five years. In order to reduce the Company's income tax burden, an additional $63.6 million, or 49.6%, of the held-to-maturity securities portfolio, was invested in tax-exempt obligations of state and political subdivisions. There are no securities of any one issuer exceeding ten percent of the Company's stockholders' equity at December 31, 1996. The Company has approximately $4.2 million, or 3.3%, in GNMA and other mortgaged-backed securities in the held-to-maturity portfolio. The Company's general policy is not to invest in derivative type investments, except for collateralized mortgage-backed securities for which collection of principal and interest is not subordinated to significant superior rights held by others.

         As of December 31, 1996, the held-to-maturity investment portfolio had gross unrealized gains of $1.8 million and gross unrealized losses of $.7 million. Net realized gains from called or sold available-for-sale securities for 1996 were $270,000, up from net realized gains of $34,000 in 1995, and $130,000 in 1994.

         Trading securities, which include any security held primarily for near-term sale, are carried at fair value. Gains and losses on trading securities are included in other income.

         Interest and dividends on investments in debt and equity securities are included in income when earned.

         The Company's trading account is established and maintained for the benefit of the investment banking division. All activities in the account are performed by investment banking personnel solely for operations in that division. The trading account is typically used to provide inventory for resale and is not used to take advantage of short-term price movements.

         The table below presents the carrying value and fair value of investment securities for each of the years indicated.

Investment Securities

                                                         Years Ended December 31
                        ----------------------------------------------------------------------------------------
                                             1996                                       1995
                        --------------------------------------------- ------------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
----------------------------------------------------------------------------------------------------------------

Held-to-Maturity
U.S. Treasury           $   24,700   $   179   $ (122) $   24,757  $   45,920    $   400  $   (46)  $   46,274
U.S. Government
  agencies                  35,286       527     (167)     35,646      23,569        692      (18)      24,243
Mortgage-backed
  securities                 4,243        13      (69)      4,187       6,344         37      (55)       6,326
State and political
  subdivisions              63,586     1,116     (327)     64,375      58,154      1,536     (356)      59,334
Other securities               332         2       (4)        330         446         11       --          457
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  128,147   $ 1,837   $ (689) $  129,295  $  134,433    $ 2,676  $  (475)  $  136,634
                         =========    ======    =====   =========   =========     ======   ======    =========
Available-for-Sale

U.S. Treasury           $   63,248   $ 1,006   $  (55) $   64,199  $   72,258    $ 2,102  $    (3)  $   74,357
U.S. Government
  agencies                  41,358       186     (135)     41,409      11,905        264      (35)      12,134
State and political
  subdivisions                  --        --       --          --          51         --       --           51
Other securities             3,102       805       --       3,907       2,976        851       (2)       3,825
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  107,708   $ 1,997   $ (190) $  109,515  $   87,190    $ 3,217  $   (40)  $   90,367
                         =========    ======    =====   =========   =========     ======   ======    =========

                                  Years Ended December 31
                        ---------------------------------------------
                                           1994
                        ---------------------------------------------
                                      Gross       Gross    Estimated
                         Amortized Unrealized  Unrealized    Fair
(In thousands)             Cost       Gains     (Losses)     Value
---------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury           $   74,544   $   349   $(1,479) $   73,414
U.S. Government
  agencies                  13,375        32     (289)      13,118
Mortgage-backed
  securities                 3,551         6     (244)       3,313
State and political
  subdivisions              50,904       577   (1,962)      49,519
Other securities                --        --       --           --
                         ---------    ------    -----    ---------
                        $  142,374   $   964   $(3,974) $  139,364
                         =========    ======    ======   =========
Available-for-Sale

U.S. Treasury           $   25,701   $    96   $ (202) $   25,595
U.S. Government
  agencies                   1,002         3       --       1,005
State and political
  subdivisions                  --        --       --          --
Other securities             2,554       457       (1)      3,010
                         ---------    ------    -----   ---------
                        $   29,257   $   556   $ (203) $   29,610
                         =========    ======    =====   =========

         The following table reflects the amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, the weighted average yields (for tax-exempt obligations on a fully taxable basis, assuming a 36.25% tax rate) of such securities and the taxable equivalent adjustment used in calculating yields. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Maturity Distribution of Investment Securities

                                                          December 31, 1996
                         ------------------------------------------------------------------------------------
                                       Over       Over
                                      1 year     5 years
                           1 year     through    through    Over    No fixed                Par      Market
(In thousands)             or less    5 years   10 years  10 years  maturity     Total     Value      Value
-------------------------------------------------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury            $  14,091  $  8,829  $   1,780  $     --  $      --  $  24,700 $  24,600  $  24,756
U.S. Government
   agencies                  4,443    12,548     18,295        --         --     35,286    35,428     35,647
Mortgage-backed
   securities                   --        --         --        --      4,243      4,243     4,197      4,187
State and political
   subdivisions              3,642    25,271     28,998     5,675         --     63,586    63,763     64,375
Other securities                --        --         --        --        332        332       332        330
                          --------   -------   --------   -------   --------   --------  --------   --------
     Total               $  22,176  $ 46,648  $  49,073  $  5,675  $   4,575  $ 128,147 $ 128,320  $ 129,295
                          ========   =======   ========   =======   ========   ========  ========   ========

Percentage of total         17.31%    36.40%     38.29%     4.43%      3.57%    100.00%
                           =======    ======    =======    ======    =======    =======

Weighted average             6.04%     7.32%      7.30%    10.46%      6.59%      7.20%
                           =======    ======    =======    ======    =======    =======

Available-for-Sale

U.S. Treasury            $  30,085  $ 31,714  $   1,449  $     --  $      --  $  63,248 $  63,347  $  64,199
U.S. Government
   agencies                 11,769    18,687     10,902        --         --     41,358    41,525     41,409
State and political
   subdivisions                 --        --         --        --         --         --        --         --
Other securities                --        --         --        --      3,102      3,102        --      3,907
                          --------   -------   --------   -------   --------   --------  --------   --------
     Total               $  41,854  $ 50,401  $  12,351  $     --  $   3,102  $ 107,708 $ 104,872  $ 109,515
                          ========   =======   ========   =======   ========   ========  ========   ========

Percentage of total         38.86%    46.79%     11.47%        --      2.88%    100.00%
                           =======    ======    =======    ======    =======    =======

Weighted average             6.60%     6.84%      6.79%        --      5.89%      6.74%
                           =======    ======    =======    ======    =======    =======

Deposits

         Total average deposits for 1996 were $702.3 million, compared to $635.8 million in 1995. The year-end balances of time deposits over $100,000 were $88.7 million in 1996, compared to $104.9 million in 1995. The increase at year end 1995 was due in part to the assumption of deposits through acquisitions.

         The following table reflects the classification of the average deposits and the average rate paid on each deposit category which are in excess of 10 percent of average total deposits for the three years ended December 31, 1996.

Average Deposits Balances and Rates
                                                                   December 31
                                     ------------------------------------------------------------------------
                                              1996                    1995                    1994
                                     ---------------------- ----------------------- -------------------------
                                       Average    Average      Average    Average      Average      Average
(In thousands)                         Amount    rate paid     Amount    rate paid     Amount      rate paid
-------------------------------------------------------------------------------------------------------------

Non-interest bearing demand
   deposits                         $  103,546       --     $    99,839       --     $  105,856       --
Interest bearing transaction and
   savings deposits                    254,812     2.79%        235,411     2.62%       232,351     2.26%
Time deposits
   $100,000 or more                     97,376     5.50%         79,486     5.53%        53,479     3.61%
   Other time deposits                 246,530     5.40%        221,044     5.29%       188,307     3.87%
                                     ---------               ----------               ---------
      Total                         $  702,264              $   635,780              $  579,993
                                     =========               ==========               =========

         The following table set forth by time remaining to maturity, deposits (exclusive of regular savings) in amounts of $100,000 or more at December 31, 1996 and 1995, respectively.

Maturities of Large Denomination Time Deposits

                                                          Time Certificates of Deposit
                                                               ($100,000 or more)
                                            -------------------------------------------------------
                                                                   December 31
                                            -------------------------------------------------------
                                                        1996                        1995
                                            ---------------------------  --------------------------
(In thousands)                                  Balance      Percent         Balance      Percent
---------------------------------------------------------------------------------------------------

Maturing
   Three months or less                     $    38,326        43.19%   $    41,434        39.50%
   Over 3 months to 6 months                     27,550        31.05%        37,881        36.11%
   Over 6 months to 12 months                    16,705        18.83%        19,269        18.37%
   Over 12 months                                 6,150         6.93%         6,322         6.02%
                                             ----------                  ----------
         Total                              $    88,731       100.00%   $   104,906       100.00%
                                             ==========                  ==========

Short-Term Borrowings

         Federal funds purchased and securities sold under agreements to repurchase were $29.1 million at December 31, 1996, as compared to $20.9 million at December 31, 1995. Other short-term borrowings, consisting of U.S. Treasury Note borrowings were $1.5 million at December 31, 1996, as compared to $1.4 million at December 31, 1995.

         The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets, and federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future. The Company's general policy is to avoid the use of brokered deposits.

Long Term Debt

         The Company's long-term debt was $1.1 million and $4.8 million at December 31, 1996 and 1995, respectively. In 1996, the Company prepaid the remaining $3.7 million in capital notes, originally due to mature June 30, 1997, twelve months prior to their original due date. Long-term debt at December 31, 1996, consisted of a mortgage note payable to Mutual Benefit Life Insurance Corporation.

Capital

         At December 31, 1996, the total capital reached $102.8 million, another milestone in the Company's history. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. With an equity to asset ratio of 11.7% as of December 31, 1996, the Company's strong capital position relative to peers, provides flexibility to finance future growth and maintain the confidence of deposit customers, investors, and banking regulatory agencies.

         The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 1996, the tier 1 capital ratio was 18.6%, while the Company's risk-adjusted ratio for total capital, as of December 31, 1996, was 19.9%, both of which exceed the capital minimums established in the new risk-based capital requirements.

         The Company's risk-based capital ratios at December 31, 1996 and 1995 are presented below.

Risk-Based Capital
                                               December 31
(In thousands)                              1996         1995
-----------------------------------------------------------------

Tier 1 capital
   Stockholders' equity                   $102,825    $ 96,797
   Less Goodwill                             3,164       3,677
   Less unrealized gain on
     available for sale securities           1,152       2,025
                                          --------    --------
              Total tier 1 capital        $ 98,509    $ 91,095
                                          ========    ========
Tier 2 capital
   Qualifying allowance for loan losses      6,621       6,141
   Qualifying long-term debt                    --         730
                                          --------    --------
              Total capital               $105,130    $ 97,966
                                          ========    ========
Risk weighted assets                      $527,931    $488,981
                                          ========    ========
Ratios at end of year
   Leverage ratio                           11.20%      10.91%
   Risk-based capital
     Tier 1 capital                         18.66%      18.63%
     Total capital                          19.91%      20.03%
   Minimum guidelines
     Leverage ratio                          4.00%       4.00%
     Tier 1 capital                          4.00%       4.00%
     Total capital                           8.00%       8.00%

Liquidity and Interest Rate Sensitivity

Parent Company

         The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for debt service requirements. At December 31, 1996, undivided profits of the Company's subsidiaries were approximately $51 million, of which approximately $17 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitors these same indicators and makes adjustments as needed. At year end, each subsidiary bank was within established guidelines, and total corporate liquidity remains strong. At December 31, 1996, cash and cash equivalents, trading and available-for-sale securities, and mortgage loans held for sale were 21.5% of total assets, as compared to 22.7% at December 31, 1995.

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

         As shown in the schedule below, the ratio of cumulative rate sensitive assets to rate sensitive liabilities at six months and one year, was approximately 96% and 113%, respectively. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP: the long-term effect of rising interest rates would tend to increase net interest income because of the positive GAP ratio. However, the negative GAP for the short-term would cause a decrease in net interest income, as a result of rising rates for approximately six months. Since conditions change on a daily basis, these theoretical conclusions may not be indicative of actual future results.

Interest Rate Sensitivity
                                                         Interest Rate Sensitivity Period
                                    ---------------------------------------------------------------------------
                                       0-30       31-90    91-180     181-365   1 to 5     Over 5
(In thousands, except ratios)          Days       Days      Days       Days     Years       Years       Total
---------------------------------------------------------------------------------------------------------------

Earning assets
   Short-term investments           $ 27,292  $      --  $     --  $      --  $      -- $      --  $   27,292
   Assets held in trading accounts       182         --        --         --         --        --         182
   Investment securities              16,029     19,935    24,278     53,644     91,434    32,342     237,662
   Mortgage loans held for sale,
     net of unrealized gains
      (losses)                        10,101         --        --         --        --         --      10,101
   Loans                              64,902    192,950    29,472    100,718    107,944    14,827     510,813
     Total earning assets            118,506    212,885    53,750    154,362    199,378    47,169     786,050
                                     -------    -------   -------    -------    -------    ------     -------
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts            142,250         --        --         --    100,185    22,120     264,554
   Time deposits                      57,653     70,438    99,171     78,648     39,334        --     345,245
   Short-term borrowings              30,563         --        --         --         --        --      30,563
   Long-term debt                          4          8        12         24        221       798       1,067
                                      ------   --------   -------   --------   --------  --------    --------
     Total interest bearing
       liabilities                   230,470     70,446    99,183     78,672    139,740    22,918     641,429
                                     -------   --------  --------   --------    -------  --------     -------

Interest rate sensitivity gap       (111,964)   142,439   (45,433)    75,690     59,638    24,251     144,621
Cumulative interest rate
   sensitivity gap                  (111,964)    30,475   (14,958)    60,732    120,370   144,621
Cumulative rate sensitive assets
   to rate sensitive liabilities       51.4%     110.1%     96.3%     112.7%     119.5%    122.6%
Cumulative gap as a % of
   earning assets                      14.2%       3.9%     -1.9%       7.7%      15.3%     18.4%

Quarterly Results

         Selected unaudited quarterly financial information for the last eight quarters is shown in the table below.

                                                                Quarter
                                            -----------------------------------------------
(In thousands, except per share data)          First        Second       Third     Fourth       Total
--------------------------------------------------------------------------------------------------------

1996

Net interest income                         $   7,979    $  8,279    $   8,676   $   8,871    $ 33,805
Provision for loan losses                         502         502          503         834       2,341
Non-interest income                             6,079       5,953        6,375       6,709      25,116
Non-interest expense                           10,450       9,962       10,846      10,698      41,956
Net realized gain on securities                   152         118           --          --         270
Net income                                      2,242       2,661        2,548       2,850      10,301
Earnings per common share (1)                    0.39        0.47         0.45        0.50        1.81

1995

Net interest income                         $   7,395    $  7,770    $   8,306   $   8,293    $ 31,764
Provision for loan losses                         449         452          506         685       2,092
Non-interest income                             6,099       5,832        6,114       6,320      24,365
Non-interest expense                            9,826       9,849       10,034      10,111      39,820
Net realized gain (loss) on securities              1          --           35          (2)         34
Net income                                      2,253       2,393        2,670       2,703      10,019
Earnings per common share (1)                    0.41        0.42         0.47        0.47        1.77

(1)  Adjusted to give retroactive consideration to stock dividend in December, 1996.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

Item 1     Independent Accountants' Report....................................
           Consolidated Balance Sheets December 31, 1996 and 1995.............
           Consolidated Statements of Income Years Ended
              December 31, 1996, 1995 and 1994................................
           Consolidated Statements of Cash Flow Years Ended
              December 31, 1996, 1995 and 1994................................
           Consolidated Statements of Changes in Stockholders' Equity
              Years Ended December 31, 1996, 1995 and 1994....................
           Notes to Consolidated Financial Statements
              December 31, 1996, 1995 and 1994................................

Note: Supplementary Data may be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results" on page 31 hereof.

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

         We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         The Company changed its method of accounting for investment securities in 1994.



                                                           BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
January 29, 1997


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 and 1995

(In thousands)                                                                 1996            1995
--------------------------------------------------------------------------------------------------------

ASSETS

Cash and non-interest bearing balances due from banks                      $     41,989    $     36,179
Interest bearing balances due from banks                                          8,312           2,398
Federal funds sold and securities purchased
   under agreements to resell                                                    18,980          34,845
                                                                           ------------    ------------
     Cash and cash equivalents                                                   69,281          73,422
Investment securities                                                           237,662         224,800
Mortgage loans held for sale, net of unrealized gains (losses)                   10,101          26,159
Assets held in trading accounts                                                     182             548
Loans                                                                           510,813         471,956
   Allowance for loan losses                                                     (8,366)         (8,418)
                                                                           ------------    ------------
     Net loans                                                                  502,447         463,538
Premises and equipment                                                           20,764          16,201
Foreclosed assets held for sale                                                     903           1,017
Interest receivable                                                               9,675           7,953
Cost of loan servicing rights acquired                                            8,906           4,867
Excess of cost over fair value of net assets acquired, at amortized cost          3,164           3,677
Other assets                                                                     18,247          17,702
                                                                           ------------    ------------
         TOTAL ASSETS                                                      $    881,332    $    839,884
                                                                           ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing transaction accounts                                  $    126,568    $    108,779
Interest bearing transaction accounts and savings deposits                      264,554         251,065
Time deposits                                                                   345,245         344,924
                                                                           ------------    ------------
     Total deposits                                                             736,367         704,768
Federal funds purchased and securities sold
   under agreements to repurchase                                                29,079          20,861
Short-term debt                                                                   1,484           1,405
Long-term debt                                                                    1,067           1,107
Capital notes                                                                      --             3,650
Accrued interest and other liabilities                                           10,510          11,296
                                                                           ------------    ------------
     Total liabilities                                                          778,507         743,087
                                                                           ------------    ------------
STOCKHOLDERS' EQUITY

Capital stock
   Class A, common, par value $5 a share, authorized 10,000,000 shares, 5,705,415 issued and outstanding at 1996 and
    5,724,918 at 1995                                                            28,527          19,083
Surplus                                                                          22,040          22,651
Undivided profits                                                                51,106          53,038
Unrealized appreciation on available-for-sale  securities,
   net of income taxes of $655 at 1996 and $1,151 at 1995                         1,152           2,025
                                                                           ------------    ------------
     Total stockholders' equity                                                 102,825          96,797
                                                                           ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    881,332    $    839,884
                                                                           ============    ============
See Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

(In thousands, except per share data)                                 1996       1995       1994
---------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans                                                            $ 44,333   $ 39,917   $ 31,035
   Federal funds sold and securities purchased
     under agreements to resell                                        1,680      1,858      1,218
   Investment securities                                              13,664     12,996     11,237
   Mortgage loans held for sale, net of unrealized gains (losses)      1,333      1,250      2,081
   Assets held in trading accounts                                        66         88        101
   Interest bearing balances due from banks                              291        120         55
                                                                    --------   --------   --------
         TOTAL INTEREST INCOME                                        61,367     56,229     45,727
                                                                    --------   --------   --------

INTEREST EXPENSE
   Interest bearing transaction accounts and savings deposits          7,106      6,167      5,248
   Time deposits                                                      18,663     16,097      9,223
   Federal funds purchased and securities sold
     under agreements to repurchase                                    1,406      1,308        962
   Short-term debt                                                       129         92        163
   Long-term debt                                                        106        110        122
   Capital notes                                                         152        691        750
                                                                    --------   --------   --------
         TOTAL INTEREST EXPENSE                                       27,562     24,465     16,468
                                                                    --------   --------   --------

NET INTEREST INCOME                                                   33,805     31,764     29,259
   Provision for  loan losses                                          2,341      2,092      2,050
                                                                    --------   --------   --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                      31,464     29,672     27,209
                                                                    --------   --------   --------
NON-INTEREST INCOME
   Trust department income                                             2,166      1,790      1,763
   Service charges on deposit accounts                                 3,222      2,768      2,263
   Other service charges and fees                                      1,069        825        853
   Income on sale of mortgage loans, net of commissions                  287        325       (758)
   Income on investment banking, net of commissions                      758      1,017      1,247
   Credit card fees                                                    9,601     10,114     10,636
   Loan servicing fees                                                 7,095      6,092      6,817
   Other income                                                          648      1,400      1,896
   Investment securities gains (losses), net                             270         34        130
                                                                    --------   --------   --------
         TOTAL NON-INTEREST INCOME                                    25,116     24,365     24,847
                                                                    --------   --------   --------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                     21,774     21,192     20,104
   Occupancy expense, net                                              2,310      2,512      2,043
   Furniture and equipment expense                                     2,416      2,167      1,964
   Loss on foreclosed assets                                           1,135      1,401      1,641
   Other expense                                                      14,321     12,548     12,663
                                                                    --------   --------   --------
         TOTAL NON-INTEREST EXPENSE                                   41,956     39,820     38,415
                                                                    --------   --------   --------
INCOME BEFORE INCOME TAXES                                            14,624     14,217     13,641
   Provision for income taxes                                          4,323      4,198      3,781
                                                                    --------   --------   --------
NET INCOME                                                          $ 10,301   $ 10,019   $  9,860
                                                                    ========   ========   ========
EARNINGS PER AVERAGE COMMON SHARE                                   $   1.81   $   1.77   $   1.79
                                                                    ========   ========   ========
DIVIDENDS PER COMMON SHARE                                          $   0.48   $   0.40   $   0.31
                                                                    ========   ========   ========
See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

(In thousands)                                                           1996        1995          1994
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $  10,301    $  10,019    $   9,860
   Items not requiring (providing) cash
     Depreciation and amortization                                        4,095        3,254        1,341
     Provision for loan losses                                            2,341        2,092        2,050
     Amortization of premiums and accretion of discounts on
      investment securities                                                (148)       1,076           50
     Deferred income taxes                                                  152         (134)          63
     Provision for foreclosed assets                                        121          176          151
     Investment securities gains (losses), net                             (270)         (34)        (130)
     (Gain) loss on sale of premises and equipment                         (141)           6          (25)
   Changes in
     Interest receivable                                                 (1,722)      (1,664)        (460)
     Mortgage loans held for sale, net of unrealized gains (losses)      16,058      (17,438)
                                                                                                   39,055
     Assets held in trading accounts                                        366        2,186        1,025
     Other assets                                                          (631)      (1,160)       8,181
     Accounts payable and accrued expenses                               (2,339)       2,507       (1,606)
     Income taxes payable                                                    64         (685)         219
                                                                      ---------    ---------    ---------
         Net cash provided by operating activities                       28,247          201       59,774
                                                                      ---------    ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                            (41,389)     (25,371)     (25,939)
   Purchase of premises and equipment                                    (7,596)      (8,301)      (3,634)
   Proceeds from sale of premises and equipment                           1,646        4,505          745
   Proceeds from sale of foreclosed assets                                   92          848        1,279
   Proceeds from sale of available-for-sale  securities                     265         --           --
   Proceeds from maturities of available-for-sale  securities           112,632       18,851       98,209
   Purchases of available-for-sale  securities                         (130,694)     (73,879)    (103,709)
   Proceeds from maturities of held-to-maturity  securities              50,419       84,364       78,890
   Purchases of held-to-maturity  securities                            (44,410)     (59,846)     (46,316)
   Purchase of mortgage servicing rights                                 (6,159)        --           --
                                                                      ---------    ---------    ---------
         Net cash used in investing activities                          (65,194)     (58,829)        (475)
                                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in transaction accounts and
     savings deposits                                                    31,278       (4,635)     (21,985)
   Net increase (decrease) in time deposits                                 321       72,722       (4,832)
   Net repayments of other borrowings                                    (3,611)      (7,603)      (3,426)
   Dividends paid                                                        (2,724)      (2,234)      (1,728)
   Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                    8,218       (3,070)      (2,416)
   Net cash and cash equivalents received in acquisitions                  --          2,848         --
   Issuance (repurchase) of common stock                                   (676)          20         --
                                                                      ---------    ---------    ---------
         Net cash provided by (used in) financing activities             32,806       58,048      (34,387)
                                                                      ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      (4,141)        (580)      24,912
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                     73,422       74,002       49,090
                                                                      ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $  69,281    $  73,422    $  74,002
                                                                      =========    =========    =========
See Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995, and 1994

                                                                       Unrealized
                                                                      Appreciation
                                                                      On Available-
                                              Common                    For-Sale      Undivided
(In thousands)                                 Stock      Surplus    Securities, Net   Profits       Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                  $  18,387   $  19,827      $              $  37,121   $   75,335

Adoption of FAS 115, net of income
taxes of $487                                                                  946                       946

Net income                                                                                9,860        9,860

Cash dividends declared ($0.31 per share)                                                (1,728)      (1,728)

Change in unrealized appreciation on
available for sale securities, net of
income tax credit of $367                                                     (713)                     (713)
                                             --------    --------       ----------     --------    ---------

Balance, December 31, 1994                     18,387      19,827              233       45,253       83,700

Exercise of stock options--3,000 shares            10          10                                         20

Common stock issued in connection
with purchase of Dumas Bancshares, Inc.
--205,851 shares                                  686       2,814                                      3,500

Net income                                                                               10,019       10,019

Cash dividends declared ($0.40 per share)                                                (2,234)      (2,234)

Change in unrealized appreciation on
available-for-sale  securities, net of
income taxes of $1,032                                                       1,792                     1,792
                                             --------    --------       ----------     --------    ---------

Balance, December 31, 1995                     19,083      22,651            2,025       53,038       96,797

Exercise of stock options--16,500 shares           55          70                                        125

Repurchase of common stock                       (120)       (681)                                      (801)

Common stock dividend
--1,901,776  shares                             9,509                                    (9,509)

Net income                                                                               10,301       10,301

Cash dividends declared ($0.48 per share)                                                (2,724)      (2,724)

Change in unrealized appreciation on
available-for-sale  securities, net of
income tax credit of $497                                                     (873)                     (873)
                                             --------    --------       ----------     --------    ---------

Balance, December 31, 1996                  $  28,527   $  22,040      $     1,152    $  51,106   $  102,825
                                             ========    ========       ==========     ========    =========
See Notes to Consolidated Financial Statements.

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

         Management believes that the allowance for loan losses, the valuation of foreclosed assets and the allowance for foreclosure expenses are adequate. While management uses available information to recognize losses on loans, foreclosed assets held for sale, and foreclosure expenses, changes in economic conditions, particularly in Arkansas, may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, valuation of foreclosed assets and allowance for foreclosure expenses. Such agencies may require the Company to recognize additional losses, based on their judgment of information available to them at the time of their examination.

Principles of Consolidation

         The consolidated financial statements include the accounts of Simmons First National Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

         Various items within the accompanying financial statements for previous years have been reclassified to provide more comparative information. These reclassifications had no effect on net earnings.

Cash Equivalents

         The Company considers all amounts due from banks and federal funds sold as cash equivalents. The banking subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank, based on a percentage of deposits. The average amounts of those reserve balances for the years ended December 31, 1996 and 1995, were $4,976,000 and $3,888,000, respectively. The
Federal Reserve requirement on transaction account reserves was 10 percent during 1996. Generally, federal funds are purchased and sold for varying periods up to thirty days. These obligations are purchased from other financial institutions and are held in the name of Simmons First National Bank at the Federal Reserve Bank until maturity of the agreement.

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

         Trading securities, which include any security held primarily for near-term sale, are carried at fair value. Gains and losses on trading securities are included in other income.

         Interest and dividends on investments in debt and equity securities are included in income when earned.

Mortgage Loans Held For Sale

         Mortgage loans held for sale are carried at the lower of cost or fair value, determined by using an aggregate loan basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and the costs of servicing rights retained. Fees received from borrowers to guarantee the funding of mortgage loans held for sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

Loans

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any loans charged off and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

Excess Cost Over Fair Value of Net Assets Acquired

         Unamortized costs of subsidiaries purchased in 1984, in excess of the estimated fair value of underlying net assets acquired, aggregated $647,000 (originally $2,646,000) at December 31, 1996, and are being amortized over a 20-year period, using the straight-line method.

         Unamortized costs in excess of the estimated fair value of five branch operations of failed savings and loans located in Fort Smith and Pine Bluff, Arkansas purchased by the Company between 1990 and 1992, aggregated $922,000 (originally $2,473,000 ) at December 31, 1996. The amount allocated to the future earnings potential of acquired deposits (originally $1,554,000), is being amortized over ten years, using the straight-line method. The remaining intangible (originally $919,000) is being amortized over fifteen years, using the straight-line method.

     Unamortized costs in excess of the estimated fair value of the three branches of "Simmons/Northwest", which was originally failed savings and loans located in Rogers, Springdale, and Bella Vista, Arkansas, purchased in 1990 by "the Company" and transferred in 1996 from "the Bank" to "Simmons/Northwest", aggregated $192,000 (originally $205,000) at December 31, 1996. The amount allocated to the future earnings potential of acquired deposits (originally $142,000), is being amortized over ten years, using the straight-line method. The remaining intangible (originally $63,000) is being amortized over fifteen years, using the straight-line method.

         Unamortized costs of subsidiaries purchased in 1995, in excess of the estimated fair value of underlying net assets acquired, aggregated $1,403,000 (originally $1,598,000) at December 31, 1996. The amount allocated to the future earnings potential of acquired deposits (originally $820,000), is being amortized over ten years, using the straight-line method. The remaining intangible (originally $778,000) is being amortized over fifteen years, using the straight-line method.

         Amortization expense related to these acquisitions for the periods ended December 31, 1996, 1995, and 1994 was $447,000, $438,000 and $426,000,
respectively.

Fee Income

         Periodic bank card fees, net of direct origination costs, are recognized as revenue on a straight-line basis, over the period the fee entitles the cardholder to use the card. Other loan fees, net of direct origination costs, are recognized as revenue on a yield basis over the term of the loans.

Loan Servicing Rights

         The cost of mortgage servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

         When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing fees receivable" is amortized over the estimated life using a method approximating the constant yield method.

         The excess servicing fees receivable and the amortization thereon is periodically evaluated in relation to estimated future net servicing revenues, taking into consideration changes in interest rates, current prepayment rates, and expected future cash flows. The Company evaluates the carrying value of the excess servicing receivable by estimating the future net servicing income of the portfolio based on management's best estimate of remaining loan lives. Management is of the opinion that a valuation allowance was not needed.

         During 1995, the Company adopted Statement of Financial Accounting Standards Board No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights". FAS 122 requires that mortgage servicing rights retained for originated mortgage loans that are sold or securitized be capitalized based on the cost of their servicing rights. The adoption of FAS 122 did not have a material affect on the Company's financial position or the results of its operation.

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

Earnings Per Share

         Earnings per share are based on the weighted average number of shares outstanding during each year. Common stock equivalents, in the form of employee stock options, were not dilutive. Weighted average shares outstanding were 5,711,181 for 1996, 5,669,148 for 1995 and 5,516,067 for 1994, after giving retroactive consideration to the stock dividend in December, 1996.

NOTE 2:  INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

                                                         Years Ended December 31
                        ----------------------------------------------------------------------------------------
                                             1996                                       1995
                        --------------------------------------------- ------------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
----------------------------------------------------------------------------------------------------------------

Hled-to-Maturity

U.S. Treasury           $   24,700   $   179   $ (122) $   24,757  $   45,920    $   400  $   (46)  $   46,274
U.S. Government
  agencies                  35,286       527     (167)     35,646      23,569        692      (18)      24,243
Mortgage-backed
  securities                 4,243        13      (69)      4,187       6,344         37      (55)       6,326
State and political
  subdivisions              63,586     1,116     (327)     64,375      58,154      1,536     (356)      59,334
Other securities               332         2       (4)        330         446         11       --          457
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  128,147   $ 1,837   $ (689) $  129,295  $  134,433    $ 2,676  $  (475)  $  136,634
                         =========    ======    =====   =========   =========     ======   ======    =========

Available-for-Sale

U.S. Treasury           $   63,248   $ 1,006   $  (55) $   64,199  $   72,258    $ 2,102  $    (3)  $   74,357
U.S. Government
  agencies                  41,358       186     (135)     41,409      11,905        264      (35)      12,134
State and political
  subdivisions                  --        --       --          --          51         --       --           51
Other securities             3,102       805       --       3,907       2,976        851       (2)       3,825
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  107,708   $ 1,997   $ (190) $  109,515  $   87,190    $ 3,217  $   (40)  $   90,367
                         =========    ======    =====   =========   =========     ======   ======    =========

         Income earned on the above securities for the years ended December 31, 1996, 1995, and 1994 is as follows:

(In thousands)           1996      1995      1994
----------------------------------------------------

Taxable
  Held-to-maturity     $ 4,303   $ 6,949   $ 5,696
  Available-for-sale     6,196     3,131     2,803

Non-taxable
  Held-to-maturity       3,164     2,914     2,738
  Available-for-sale         1         2      --
                       -------   -------   -------
         Total         $13,664   $12,996   $11,237
                       =======   =======   =======

         Maturities of investment securities at December 31, 1996, are as follows:

                                                 Held-to-Maturity           Available-for-Sale
                                            --------------------------  --------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
--------------------------------------------------------------------------------------------------
One year or less                            $    22,176   $    22,189   $    41,854    $   42,052
After one through five years                     46,648        47,107        50,401        51,168
After five through ten years                     49,073        49,251        12,351        12,388
After ten years                                   5,675         6,231            --            --
Mortgage-backed  securities not due
  on a single date                                4,243         4,187            --            --
Other securities                                    332           330         3,102         3,907
                                             ----------    ----------    ----------     ---------
         Total                              $   128,147   $   129,295   $   107,708    $  109,515
                                             ==========    ==========    ==========     =========

         The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $86,360,000 at December 31, 1996, and $107,133,000 at December 31, 1995. The approximate fair value of pledged securities amounted to $87,399,000 at December 31, 1996, and $110,319,000 at December 31, 1995.

         The  book  value of  securities  sold  under  agreement  to  repurchase
amounted  to  $169,000   and   $1,417,000   for  December  31,  1996  and  1995,
respectively.

         The gross realized gains of $270,000 and $40,000, and gross realized losses of $0 and $6,000, respectively, were the result of sold available-for-sale securities in 1996 and called bonds in 1995. Proceeds from sales in 1996 were $270,000.

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

         Approximately 10 percent of the state and political subdivision debt obligations are rated A or above. Of the remaining securities, most are nonrated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

       The various categories of loans are summarized as follows:

(In thousands)                                   1996       1995
--------------------------------------------------------------------

Consumer
   Credit cards                                $166,346   $154,808
   Student loans                                 64,193     63,492
   Other consumer                                65,384     57,166
Real estate
   Construction                                  20,325     15,177
   Single family residential                     57,251     53,556
   Other commercial                              60,439     59,012
Commercial
   Commercial                                    41,375     36,553
   Agricultural                                  21,003     20,588
   Financial institutions                         8,469      9,058
Other                                             6,028      2,546
                                               --------   --------
Total loans before allowance for loan losses   $510,813   $471,956
                                               ========   ========

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

         At December 31, 1996 and 1995, impaired loans totaled $4,912,000 and $4,564,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 1996 were $831,000 and $832,000 at December 31, 1995. Interest of $260,000 was
recognized on average impaired loans of $4,212,000 for 1996. Interest of $200,000 was recognized on average impaired loans of $3,623,000 for 1995. Interest recognized on impaired loans on a cash basis during 1996 or 1995 was immaterial.

         As of December 31, 1996, credit card loans, which are unsecured, were $166,346,000, or 32.6%, of total loans versus $154,808,000, or 32.8% of total loans at December 31, 1995. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

         Transactions in the allowance for loan losses are as follows:


(In thousands)                                              1996      1995     1994
--------------------------------------------------------------------------------------

Balance, beginning of year                                $ 8,418   $ 7,790   $ 7,430
Additions
   Provision charged to expense                             2,341     2,092     2,050
   Allowance for loan losses of acquired institutions        --         361      --
                                                          -------   -------   -------
                                                           10,759    10,243     9,480
Deductions
   Losses charged to allowance, net of recoveries
     of $491 for 1996, $479 for 1995, and $420 for 1994     2,393     1,825     1,690
                                                          -------   -------   -------

Balance, end of year                                      $ 8,366   $ 8,418   $ 7,790
                                                          =======   =======   =======

NOTE 4:  ACQUISITIONS

         On April 1, 1995, and August 1, 1995, the Company acquired all outstanding stock of Dumas Bancshares, Inc. (DBI), and Dermott State Bank Bancshares, Inc. (DSBB), respectively, in exchange for 205,851 shares of common stock valued at $17.00 per share and cash of $3.9 million. DBI and DSBB were liquidated into the Company leaving Dumas State Bank, First State Bank, and Dermott State Bank as subsidiaries of the Company. First State Bank was merged into Simmons First National Bank and the names of the two remaining banks were changed to Simmons First Bank of Dumas and Simmons First Bank of Dermott. In August, 1996, the Simmons First Bank of Dermott charter was moved to Rogers, Arkansas. The three branches of Simmons First National Bank located in Rogers, Springdale, and Bella Vista, Arkansas were then sold to the relocated bank and the bank name was changed to Simmons First Bank of Northwest Arkansas. The banking facility remaining at Dermott, along with its assets and liabilities, was then transferred to Simmons First Bank of Lake Village, Arkansas and is now a branch of that bank. The name of Simmons First Bank of Lake Village was subsequently changed to Simmons First Bank of South Arkansas.

     The acquisitions were accounted for as purchases, and the results of operations from the dates of acquisition are included in the consolidated financial statements. The total acquisition cost of $7.4 million exceeded the market value of tangible assets and liabilities acquired by $1,598,000. Unaudited pro forma consolidated operations assuming the purchases were made at the beginning of each year are shown below.

(In thousands, except per share data)         1995      1994
----------------------------------------------------------------

Total revenue                                $82,213   $75,094

Net income                                    10,168    10,445

Earnings per share                              1.77      1.83

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


NOTE 5:  FORECLOSED ASSETS HELD FOR SALE

         Transactions in the allowance for losses on foreclosed assets held for sale were as follows:

(In thousands)                                            1996     1995     1994
----------------------------------------------------------------------------------

Balance, beginning of year                               $  47    $  97    $ 166
   Provisions charged to expense                           121        8      151
   Selling expenses incurred on foreclosed assets sold    (124)     (58)    (220)
                                                         -----    -----    -----
Balance, end of year                                     $  44    $  47    $  97
                                                         =====    =====    =====

NOTE 6:  PREMISES AND EQUIPMENT

         Major classifications of premises and equipment, stated at cost, are as follows:

                                                    Estimated
(In thousands)                    1996      1995   Useful lives
----------------------------------------------------------------

Land and improvements           $ 3,576   $ 2,394
Buildings and improvements       19,010    15,733   10-50 years
Leasehold improvements            1,782     1,743   5-20 years
Equipment                        15,638    15,689   3-10 years
                                -------   -------
                                 40,006    35,559

Less accumulated depreciation    19,242    19,358
                                -------   -------

Net premises and equipment      $20,764   $16,201
                                =======   =======

NOTE 7:  TIME DEPOSITS

         Time deposits included approximately $88,731,000 and $104,906,000 of certificates of deposit of $100,000 or more, at December 31, 1996 and 1995, respectively.

         Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 8:  INCOME TAXES

         The   provision   for  income  taxes  is  comprised  of  the  following
components:

(In thousands)                    1996      1995        1994
----------------------------------------------------------------
Income taxes currently payable   $ 4,171   $ 4,332    $ 3,718
Deferred income taxes                152      (134)        63
                                 -------   -------    -------
Provision for income taxes       $ 4,323   $ 4,198    $ 3,781
                                 =======   =======    =======

         Deferred income taxes related to the change in unrealized  appreciation
on   available-for-sale   securities,   shown  in  stockholders'   equity,  were
($497,000), $1,032,000 and ($367,000), for 1996, 1995 and 1994, respectively.

         The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

(In thousands)                                       1996       1995
-----------------------------------------------------------------------

Deferred tax assets
   Allowance for loan losses                       $ 2,952    $ 2,940
   Valuation of foreclosed assets                      299        250
   Deferred compensation payable                       445        444
   Deferred loan fee income                            642        707
   Vacation compensation                               312        313
   Loan servicing reserve                              208        190
   Loan interest                                       164        230
   Other                                                22        114
                                                   -------    -------
                                                     5,044      5,188
                                                   -------    -------
Deferred tax liabilities
   Accumulated depreciation                           (776)      (718)
   Available-for-sale securities                      (655)    (1,151)
   Other                                              (288)      (338)
                                                   -------    -------
                                                    (1,719)    (2,207)
                                                   -------    -------
Net deferred tax assets included in other assets
   on balance sheets                               $ 3,325    $ 2,981
                                                   =======    =======

         A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)                           1996       1995       1994
----------------------------------------------------------------------

Computed at the statutory rate (34%)   $ 4,972    $ 4,834    $ 4,637

Increase (decrease) resulting from
   Tax exempt income                    (1,018)      (935)      (985)
   Amortization of intangible assets        77         71         82
   State income taxes                      150        111        113
   Non-deductible expenses                  62         61         54
   Other differences,  net                  80         56       (120)
                                       -------    -------    -------

   Actual tax provision                $ 4,323    $ 4,198    $ 3,781
                                       =======    =======    =======

NOTE 9:  LONG-TERM DEBT AND CAPITAL NOTES

         Long-term debt and capital notes at December 31, 1996 and 1995, consisted of the following components.

(In thousands)              1996     1995
-------------------------------------------

Capital notes             $ --     $3,650
Other debt                 1,067    1,107
                          ------   ------
   Total long-term debt   $1,067   $4,757
                          ======   ======

         Long-term debt consists of a mortgage note payable to Mutual Benefit Life Insurance Corporation, secured by land and building with a book value of $2,142,000, payable in equal monthly installments of $12,000, including interest at approximately 9.75% per annum. Final payment is due August, 2008.


         Aggregate annual maturities of long-term debt at December 31, 1996 are:


                                                                      Annual
(In thousands)                                      Year            Maturities
-------------------------------------------------------------------------------
                                                    1997            $     45
                                                    1998                  49
                                                    1999                  55
                                                    2000                  60
                                                    2001                  66
                                                 Thereafter              792
                                                                    --------
                                                    Total           $  1,067
                                                                    ========

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

         In the second quarter of 1995, 3,000 shares of common stock, relative to exercised stock options, were issued. During 1996, an additional 16,500 shares, also in the form of exercised stock options were issued.

         On April 1, 1995, the Company issued 205,851 shares of common stock valued at $17.00 per share in exchange for shares in Dumas Bancshares, Inc.
(DBI).

         On December 6, 1996, the Company declared a 50% stock dividend, giving each shareholder one share of stock for each two shares held on the issue date. The number and price of shares listed above have been adjusted to reflect this dividend.

NOTE 11:  TRANSACTIONS WITH RELATED PARTIES

         At December 31, 1996 and 1995, the subsidiary banks had loans outstanding to executive officers, directors, and to companies in which the banks' executive officers or directors were principal owners, in the amount of $9,474,000 in 1996, and $7,635,000 in 1995.

(In thousands)                 1996
----------------------------------------
Balance, beginning of year   $ 7,635
New loans                      4,974
Repayments                    (3,135)
                             -------

Balance, end of year         $ 9,474
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

NOTE 12: EMPLOYEE BENEFIT PLANS

         The Company's 401(k) retirement plan, which has been in effect since January 1, 1991, covers substantially all employees. Employees may contribute up to 12% of their compensation, with the Company and its subsidiaries matching 25% of the employee's contribution on the first 5% of the employee's compensation. The charges to income for this contribution in 1996, 1995 and 1994 were $134,000, $129,000 and $125,000, respectively.

         The Company and its subsidiaries have a discretionary profit sharing and employee stock ownership plan covering all employees. The charges to income for the plan were $730,000 for 1996, $640,000 for 1995, and $600,000 for 1994.

         In 1990, the Board of Directors adopted an incentive and nonqualified stock option plan. Pursuant to the plan, an aggregate of 210,000 shares were reserved for future issuance by the Company, upon exercise of stock options to be granted to officers and other key employees.

         In 1996, The Financial Accounting Standards Board adopted Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation". This statement establishes an alternative fair value-based method of accounting for stock-based compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for the plan, and no compensation cost has been recognized. No fair value disclosures with respect to stock options are presented because in the opinion of management such values do not have a material effect.

         The table below summarizes the transactions under the Company's stock option plan at December 31, 1996, 1995 and 1994 and changes during the years then ended:

                                     1996                  1995                 1994
                              --------------------- -------------------- --------------------
                                         Weighted             Weighted              Weighted
                                          Average              Average              Average
                                Shares  Exercisable  Shares  Exercisable   Shares Exercisable
                                 (000)    Price      (000)     Price       (000)     Price
----------------------------------------------------------------------------------------------

Outstanding, beginning of year    157    $ 12.96      104    $  9.64        95     $  9.08
Granted                            49      25.56       56      18.82         9       15.58
Exercised                         (17)      7.11       (3)      6.67        --          --
                                -----               -----                -----

Outstanding, end of year          189      16.80      157      12.96       104        9.64
                                =====               =====                =====

Exercisable, end of year          113    $ 12.09       87    $  8.59        64     $  8.49
                                =====               =====                =====

       The following table summarizes information about stock options under the plan outstanding at December 31, 1996:


                                            Options Outstanding                        Options Exercisable
                             --------------------------------------------------  --------------------------------
                                                 Weighted-
                                                  Average          Weighted-                          Weighted-
                                 Number          Remaining          Average          Number            Average
       Range of                Outstanding      Contractual        Exercise        Exercisable        Exercise
     Exercise Prices              (000)            Life              Price            (000)             Price
-----------------------------------------------------------------------------------------------------------------
  $  8.29 to  $ 12.33                75             1  year        $   9.61               75         $   9.61
  $ 15.58 to  $ 25.67               114           3.5 years        $  21.67               38         $  16.93

         Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $196,000 for 1996, $184,000 for 1995 and $128,000 for 1994. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8% discount factor.

NOTE 13:  ADDITIONAL CASH FLOW INFORMATION FOR 1996, 1995 and 1994

(In thousands)                                                     1996        1995       1994
-------------------------------------------------------------------------------------------------
Non-cash investing activities
   Sale and financing of foreclosed assets held for sale        $     --     $    674   $    148
   Real estate acquired in settlement of debt                         66          169         81
   Common stock issued in connection with the DBI acquisition         --        3,500         --

         The Company purchased all of the common stock of DBI and DSBB for $7,400,000. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                                                $ 61,278
Cash paid for the capital stock                                                (3,900)
Common stock issued                                                            (3,500)
                                                                              -------
  Liabilities assumed                                                        $  53,878
                                                                              ========

Additional cash payment information
   Interest paid                                                $ 27,414     $  23,093  $ 16,191

   Income taxes paid                                               4,237         3,851     4,530

NOTE 14:  OTHER EXPENSE

  Other expense consists of the following:

(In thousands)            1996      1995       1994
------------------------------------------------------

Professional services   $ 1,553   $ 1,400   $ 1,634
Postage                   1,277     1,319     1,234
Telephone                   861       841       771
Credit card expense       1,426     1,445     1,458
Operating supplies          958       846       695
FDIC insurance              942       830     1,307
Miscellaneous expense     7,304     5,867     5,564
                        -------   -------   -------
         Total          $14,321   $12,548   $12,663
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

Available-For-Sale  Securities and Trading Securities

         Fair value for trading and available-for-sale securities, which also are the amounts recognized in the balance sheet, equal quoted market prices, if available. If quoted market prices are not available, fair values are estimates based on quoted market prices of similar securities.

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

Deposits

         The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed-maturity time deposits is estimated, using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

     Federal Funds Purchased, Securities Sold Under Agreement to Repurchase, and Other Borrowings

         The carrying amount for federal funds purchased, securities sold under agreement to repurchase, and other borrowings is a reasonable estimate of fair value.

Long-Term Debt and Capital Notes

         Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of the capital notes approximated the carrying value.

Commitments to Extend Credit, Letters of Credit and Lines of Credit

         The fair value of commitments is estimated, using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

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

                                                December 31, 1996           December 31, 1995
                                            --------------------------  --------------------------
                                               Carrying       Fair          Carrying       Fair
(In thousands)                                  Amount        Value          Amount        Value
--------------------------------------------------------------------------------------------------
Financial assets
   Cash and cash equivalents                $    69,281   $    69,281   $    73,422    $   73,422
   Held-to-maturity securities                  128,147       129,295       134,433       136,634
   Available-for-sale securities                109,515       109,515        90,367        90,367
   Assets held in trading accounts                  182           182           548           548
   Mortgage loans held for sale, net
    of unrealized gains (losses)                 10,101        10,101        26,159        26,159
   Interest receivable                            9,675         9,675         7,953         7,953
   Loans, net                                   502,447       514,977       463,538       475,252

Financial liabilities
   Non-interest bearing transaction accounts    126,568       126,568       108,779       108,779
   Interest bearing transaction accounts and
     savings deposits                           264,554       264,554       251,065       251,065
   Time deposits                                345,245       348,589       344,924       351,163
   Federal funds purchased and securities
     sold under agreements to repurchase         29,079        29,079        20,861        20,861
   Short-term debt                                1,484         1,484         1,405         1,405
   Capital notes                                     --            --         3,650         3,650
   Long-term debt                                 1,067         1,162         1,107         1,137
   Interest payable                               3,238         3,238         3,090         3,090

Unrecognized financial instruments (net
   of contract amount)
     Letters of credit                               --            --            --            --
     Lines of credit                                 --            --            --            --
     Forward commitments                             --            --            --            --

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

NOTE 17:  COMMITMENTS AND CREDIT RISK

     The Company grants agri-business, credit card, commercial, and residential loans to customers throughout the state. Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.

         At December 31, 1996 and 1995, the Company had outstanding commitments to originate portfolio loans aggregating approximately $79,710,000 and $67,853,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $64,616,000 and $26,744,000 at December 31, 1996 and 1995, respectively, with the remainder at floating interest rates.

         Mortgage loans serviced for others totaled $1,477,945,000 and $1,224,467,000 at December 31, 1996 and 1995, respectively and are not included in the accompanying balance sheets. A reserve of $566,000 has been established for potential loss obligations, based on management's evaluation of a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency, and amounts previously advanced on behalf of the borrower that the Company does not expect to recover. Such reserve is netted against foreclosure receivables included in other assets. The transactions included in that reserve are as follows:

(In thousands)                      1996       1995       1994
------------------------------------------------------------------

Balance, beginning of year        $   573    $   210    $   310

Additions
   Provision charged to reserve       864      1,349      1,398

Deductions
   Losses charged to reserve         (871)      (986)    (1,498)
                                  -------    -------    -------

Balance, end of year              $   566    $   573    $   210
                                  =======    =======    =======

       Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $11,700,000 and $12,300,000 at December 31, 1996 and 1995, respectively.

         Mortgage loans in the process of origination represent amounts which the Company plans to fund within a normal period of 60 to 90 days, and which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Company acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.

         Total  mortgage  loans  in  the  process  of  origination  amounted  to
$10,187,000  and   $27,691,000,   mortgage  loans  held  for  sale  amounted  to
$10,101,000  and  $26,159,000,  at  December  31,  1996 and 1995,  respectively.
Related  forward  commitments to sell mortgage  loans amounted to  approximately
$19,217,000  and  $40,677,000  at  December  31,  1996 and  1995,  respectively.
Included in mortgage loans in the process of origination were commitments to originate loans at fixed rates of interest of $9,531,000 and $26,127,000 at December 31, 1996 and 1995, respectively.

         Mortgage servicing rights of $6,159,000 and $2,413,000 were capitalized in 1996 and 1995, respectively. Amortization of mortgage servicing rights was $2,120,000, $1,371,000 and $359,000 in 1996, 1995 and 1994, respectively.

         Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

         The Company had total outstanding letters of credit amounting to $2,113,000 and $1,954,000 at December 31, 1996 and 1995, respectively, with terms ranging from 95 days to one year.

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

         At December 31, 1996, the Company had granted unused lines of credit to borrowers, aggregating approximately $12,677,000 and $160,938,000 for commercial lines and open-end consumer lines. At December 31, 1995, unused lines of credit aggregated approximately $3,365,000 for commercial lines and $157,068,000 for open-end consumer lines.

         At December 31, 1996, the Company did not have concentrations of 5% or more of the investment portfolio in any bonds issued by a single municipality.

NOTE 18:  LEASES

         At December 31, 1996, 1995, and 1994, there were obligations under a number of long-term land and office operating leases, which required minimum annual rentals, aggregating approximately $311,000 for 1996, $316,000 for 1995, and $553,000 for 1994. The leases extend for varying periods, up to the year 2057.

         Minimum annual rentals under these non-cancelable leases at December 31, 1996, are as follows:

                                                                      Annual
(In thousands)                 Year                                   Rentals
-------------------------------------------------------------------------------
                     1997-2001 (each year)                             $   219
                     2002-2006 (five year aggregate)                       836
                     2007-2011 (five year aggregate)                       646
                     2012-2016 (five year aggregate)                       646
                     2017 and thereafter (aggregate)                     4,227

         The corporate subsidiaries are obligated under equipment leases on a month-to-month basis, which are expected to be renewed and had aggregate annual rentals of approximately $376,000 in 1996, $148,000 in 1995, and $150,000 in
1994. The subsidiaries are also obligated on one-year leases for office and storage space, having aggregate annual rentals of approximately $530,000 in 1996, $516,000 in 1995, and $240,000 in 1994.

NOTE 19:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE

         The Financial Accounting Standards Board recently adopted Statement No. 125, (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". FAS 125, which originally was to become effective for transactions that occur after December 31, 1996, imposes new rules for determining when transfers of financial assets are accounted for as sales versus when transfers are accounted for as borrowings. Management believes that FAS 125 should have no significant impact on the Company's consolidated financial statements.

NOTE 20:  CONTINGENT LIABILITIES

         The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 21:  STOCKHOLDERS' EQUITY

         The Company's subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of the current year earnings. At December 31, 1996, the Company subsidiaries had approximately $17,000,000 in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies. The most restrictive regulatory capital requirements at December 31, 1996 and 1995, were $37,618,000 and $36,733,000, respectively.

       The Company's subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1996, the Company meets all capital adequacy requirements to which it is subject.

       As of the most recent notification from regulatory agencies, the Company was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

       The Company's actual capital amounts and ratios are also presented in the table.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                              For Capital        Prompt Corrective
                                                         Actual            Adequacy Purposes     Action Provision
(In thousands)                                      Amount    Ratio-%      Amount    Ratio-%     Amount    Ratio-%
-------------------------------------------------------------------------------------------------------------------
As of December 31, 1996
   Total Capital (to Risk Weighted Assets)
     Consolidated                                $   105,130     19.9  $       N/A           $       N/A
     Simmons First National Bank                      69,120     17.8       31,074     8.0        38,843    10.0
     Simmons First Bank of South Arkansas              5,111     21.4        1,908     8.0         2,385    10.0
     Simmons First Bank of Jonesboro                   8,776     14.1        4,972     8.0         6,216    10.0
     Simmons First Bank of Dumas                       3,257     19.3        1,348     8.0         1,685    10.0
     Simmons First Bank of Northwest Arkansas          5,910     15.7        3,020     8.0         3,775    10.0
   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                     98,509     18.7          N/A                   N/A
     Simmons First National Bank                      64,244     16.5       15,537     4.0        23,306     6.0
     Simmons First Bank of South Arkansas              4,811     20.2          954     4.0         1,431     6.0
     Simmons First Bank of Jonesboro                   7,999     12.9        2,486     4.0         3,729     6.0
     Simmons First Bank of Dumas                       3,047     18.1          674     4.0         1,011     6.0
     Simmons First Bank of Northwest Arkansas          5,598     14.8        1,510     4.0         2,265     6.0
   Tier 1 Capital (to Average Assets)
     Consolidated                                     98,509     11.7          N/A                   N/A
     Simmons First National Bank                      64,244     10.3       24,954     4.0        31,192     5.0
     Simmons First Bank of South Arkansas              4,811      9.0        2,133     4.0         2,666     5.0
     Simmons First Bank of Jonesboro                   7,999      7.3        4,404     4.0         5,505     5.0
     Simmons First Bank of Dumas                       3,047     10.5        1,158     4.0         1,447     5.0
     Simmons First Bank of Northwest Arkansas          5,598      9.2        2,432     4.0         3,040     5.0

As of December 31, 1995
   Total Capital (to Risk Weighted Assets)
     Consolidated                                     97,966     20.0          N/A                   N/A
     Simmons First National Bank                      63,533     16.3       31,232     8.0        39,040    10.0
     Simmons First Bank of South Arkansas              3,779     24.5        1,232     8.0         1,541    10.0
     Simmons First Bank of Jonesboro                   7,592     13.0        4,666     8.0         5,833    10.0
     Simmons First Bank of Dumas                       3,013     19.4        1,245     8.0         1,557    10.0
     Simmons First Bank of Northwest Arkansas          2,584     33.7          613     8.0           766    10.0
   Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                     91,095     18.6          N/A                   N/A
     Simmons First National Bank                      58,628     15.0       15,616     4.0        23,424     6.0
     Simmons First Bank of South Arkansas              3,584     23.3          616     4.0           924     6.0
     Simmons First Bank of Jonesboro                   6,862     11.8        2,333     4.0         3,500     6.0
     Simmons First Bank of Dumas                       2,818     18.1          623     4.0           934     6.0
     Simmons First Bank of Northwest Arkansas          2,528     33.0          306     4.0           460     6.0
   Tier 1 Capital (to Average Assets)
     Consolidated                                     91,095     10.9          N/A                   N/A
     Simmons First National Bank                      58,628      9.0       25,933     4.0        32,416     5.0
     Simmons First Bank of South Arkansas              3,584     10.6        1,347     4.0         1,684     5.0
     Simmons First Bank of Jonesboro                   6,862      7.1        3,888     4.0         4,859     5.0
     Simmons First Bank of Dumas                       2,818     10.6        1,066     4.0         1,333     5.0
     Simmons First Bank of Northwest Arkansas          2,528     12.2          829     4.0         1,036     5.0

NOTE 22:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1996 and 1995

(In thousands)                                                             1996       1995
---------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $  4,368   $    898
Investments in wholly-owned subsidiaries                                  89,849     79,799
Excess cost over fair value of net assets acquired, at amortized cost        647        796
Investment securities                                                      3,428     16,470
Premises and equipment                                                     4,776      2,710
Other assets                                                               1,183      1,042
                                                                        --------   --------
         TOTAL ASSETS                                                   $104,251   $101,715
                                                                        ========   ========

LIABILITIES
Borrowed Funds                                                          $  1,067   $  4,757
Other liabilities                                                            359        161
                                                                        --------   --------
         Total liabilities                                                 1,426      4,918
                                                                        --------   --------

STOCKHOLDERS' EQUITY
Common stock                                                              28,527     19,083
Surplus                                                                   22,040     22,651
Undivided profits                                                         51,106     53,038
Unrealized appreciation on available-for-sale
   securities, net of income taxes of $655 and
   $1,151 at 1996 and 1995, respectively                                   1,152      2,025
                                                                        --------   --------
         Total stockholders' equity                                      102,825     96,797
                                                                        --------   --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $104,251   $101,715
                                                                        ========   ========


                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

(In thousands)                                         1996     1995      1994
--------------------------------------------------------------------------------
Income
   Dividends from subsidiaries                       $ 3,170   $ 3,205   $ 3,659
   Other income                                        3,653     4,256     1,702
                                                     -------   -------   -------
                                                       6,823     7,461     5,361
Expenses                                               3,273     3,982     1,943
                                                     -------   -------   -------
   Income before income taxes and equity in
     undistributed net income of subsidiaries          3,550     3,479     3,418
   Provision for income taxes                            171       137      (162)
                                                     -------   -------   -------

Income before equity in undistributed  net
   income of subsidiaries                              3,379     3,342     3,580
Equity in undistributed net income of subsidiaries     6,922     6,677     6,280
                                                     -------   -------   -------

Net income                                           $10,301   $10,019   $ 9,860
                                                     =======   =======   =======

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

(In thousands)                                                    1996        1995        1994
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $ 10,301    $ 10,019    $  9,860
   Items not requiring (providing) cash
     Depreciation and amortization                                   319         331         280
     Accretion                                                      --           (87)       (346)
     Deferred income taxes                                           (15)       (280)         73
     Equity in undistributed income of bank subsidiaries          (6,922)     (6,677)     (6,280)
     Gain on sale of premises and equipment                            8           9
   Changes in
     Accounts receivable                                            (111)         26         539
     Other liabilities                                               710        (716)     (1,456)
                                                                --------    --------    --------
         Net cash provided by operating activities                 4,290       2,616       2,679
                                                                --------    --------    --------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of premises and equipment                             (2,274)       (398)       (182)
   Proceeds from sale of premises and equipment                     --           275         168
   Acquisition of DBI and DSBB                                      --        (3,664)       --
   Proceeds from maturities of held-to-maturity  securities       19,867      24,000      24,806
   Purchase of held-to-maturity  securities                      (11,302)    (30,082)       --
   Proceeds from maturities of available-for-sale  securities     79,158       1,896        --
   Purchase of available-for-sale  securities                    (79,179)    (12,197)       --
                                                                --------    --------    --------
         Net cash provided by (used in) investing activities       6,270     (20,170)     24,792
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal reduction on long-term debt                          (3,690)     (7,387)        (34)
   Dividends paid                                                 (2,724)     (2,234)     (1,728)
   Issuance (repurchase) of common stock                            (676)         20
                                                                --------    --------    --------
         Net cash used in financing activities                    (7,090)     (9,601)     (1,762)
                                                                --------    --------    --------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                3,470     (27,155)     25,709

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                 898      28,053       2,344
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $  4,368    $    898    $ 28,053
                                                                ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   No items are reportable here under.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Incorporated  herein  by  reference  from  the  Company's   definitive  proxy
   statement for the Annual Meeting of Stockholders to be held April 22, 1997, was filed pursuant to Regulation 14A on March 21, 1997.

ITEM 11.          EXECUTIVE COMPENSATION

   Incorporated  herein  by  reference  from  the  Company's   definitive  proxy
   statement for the Annual Meeting of Stockholders to be held April 22, 1997, was filed pursuant to Regulation 14A on March 21, 1997.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated  herein  by  reference  from  the  Company's   definitive  proxy
   statement for the Annual Meeting of Stockholders to be held April 22, 1997, was filed pursuant to Regulation 14A on March 21, 1997.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated  herein  by  reference  from  the  Company's   definitive  proxy
   statement for the Annual Meeting of Stockholders to be held April 22, 1997, was filed pursuant to Regulation 14A on March 21, 1997.

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

   (b)  Reports on Form 8-K

   Form 8-K dated October 30, 1996, pertaining to a change in quarterly cash dividends paid was filed during the quarter ended December 31, 1996. Form 8-K, dated March 26, 1997, pertaining to the definitive agreement entered into by the Company and First Commercial Corporation relative to the purchase by the Company of First Bank of Arkansas at Searcy and First Bank of Arkansas at Russellville was filed during the first quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         /s/ John L. Rush         March 26, 1997
                                        ----------------------------------------
                                        John L. Rush, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997.

    Signature                              Title
    ---------                              -----

/s/ J. Thomas May
----------------------------------  President, Chairman, Chief Executive
J. Thomas May                       Officer and Director


/s/ Barry L. Crow
----------------------------------  Executive Vice President and Chief Financial
Barry L. Crow                       Officer (Principal Financial and
                                    Accounting Officer)

/s/ W. E. Ayres
----------------------------------  Director
W. E. Ayres


/s/ Ben V. Floriani
----------------------------------  Director
Ben V. Floriani



----------------------------------  Director
C. Ramon Greenwood


/s/ Lara F. Hutt, III
----------------------------------  Director
Lara F. Hutt, III



----------------------------------  Director
David R. Perdue



----------------------------------  Director
Harry L. Ryburn

/s/ Donald W. Stone
----------------------------------  Director
Donald W. Stone


/s/ Henry F. Trotter
----------------------------------  Director
Henry F. Trotter, Jr.