Form 10-Q
period 1997-03-31
SIMMONS FIRST NATIONAL CORP
filed 1997-05-14
CIK 90498

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997               Commission File Number   06253
                  --------------                                        -----


                       SIMMONS FIRST NATIONAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Arkansas                                               71-0407808
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

  501 Main Street   Pine Bluff, Arkansas                          71601
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            870-541-1350
                                                        -----------------------
                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                                YES  X     NO
                                   ----      ----

Indicate the number of shares outstanding of each of issuer's classes of securities.

                       Class A, Common           5,715,194
                       Class B, Common           None


                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


                                                                      Page No.

Part I:     Summarized Financial Information

              Consolidated Balance Sheets --
                 March 31, 1997 and  December 31, 1996                     3-4

              Consolidated Statements of Income --
                 Three months ended
                 March  31, 1997 and 1996                                    5

              Consolidated Statements of Cash Flows --
                 Three months ended March 31, 1997 and 1996                  6

              Consolidated Statement of Changes in Stockholders'
                 Equity -- Three months ended
                 March 31, 1997 and 1996                                     7

               Notes to Consolidated Financial Statements                 8-17

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    18-19

               Review by Independent Certified Public Accountants           20

Part II:    Other Information                                               21


                                     Part I

A.          Summarized Financial Information

                       Simmons First National Corporation
                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996


                                     ASSETS



                                                                 March 31,   December 31,
(In thousands)                                                     1997          1996
-----------------------------------------------------------------------------------------
                                                                (Unaudited)

Cash and non-interest bearing balances due from banks            $  33,519    $  41,989
Interest bearing balances due from banks                             6,434        8,312
Federal funds sold and securities purchased
   under agreements to resell                                       41,470       18,980
                                                                 ---------    ---------

     Cash and cash equivalents                                      81,423       69,281

Investment securities                                              238,156      237,662
Mortgage loans held for sale, net of unrealized gains (losses)       5,911       10,101
Assets held in trading accounts                                        236          182
Loans                                                              515,746      510,813
   Allowance for loan losses                                        (8,297)      (8,366)
                                                                 ---------    ---------
     Net loans                                                     507,449      502,447

Premises and equipment                                              20,873       20,764
Foreclosed assets held for sale                                        975          903
Interest receivable                                                  8,121        9,675
Cost of loan servicing rights acquired                               8,374        8,906
Excess of cost over fair value of net assets acquired,
   at amortized cost                                                 3,099        3,164
Other assets                                                        16,646       18,247
                                                                 ---------    ---------

         TOTAL ASSETS                                            $ 891,263    $ 881,332
                                                                 =========    =========

The December 31, 1996 Consolidated Balance Sheet is as reported in the Corporation's 1996 Annual Report to the Stockholders.

See Notes to Consolidated Financial Statements.


                       Simmons First National Corporation
                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                              March 31,    December 31,
(In thousands)                                                   1997            1996
----------------------------------------------------------------------------------------
                                                            (Unaudited)
LIABILITIES

Non-interest bearing transaction accounts                     $   116,440   $   126,568
Interest bearing transaction accounts and savings deposits        270,515       264,554
Time deposits                                                     357,477       345,245
                                                              -----------   -----------
     Total deposits                                               744,432       736,367
Federal funds purchased and securities sold
   under agreements to repurchase                                  28,288        29,079
Short-term debt                                                     2,328         1,484
Long-term debt                                                      1,056         1,067
Accrued interest and other liabilities                             11,149        10,510
                                                              -----------   -----------
     Total liabilities                                            787,253       778,507
                                                              -----------   -----------

STOCKHOLDERS' EQUITY

Capital stock
   Class A, common, par value $5 a share, authorized
     10,000,000 shares, 5,715,194 issued and outstanding
     at 1997 and 5,705,415 at 1996                                 28,576        28,527
Surplus                                                            22,073        22,040
Undivided profits                                                  52,951        51,106
Unrealized appreciation on available-for-sale  securities,
   net of income taxes of $235 at 1997 and $655 at 1996               410         1,152
                                                              -----------   -----------
     Total stockholders' equity                                   104,010       102,825
                                                              -----------   -----------

         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                            $   891,263   $   881,332
                                                              ===========   ===========

     The December 31, 1996 Consolidated Balance Sheet is as reported in the Corporation's 1996 Annual Report to the Stockholders.

See Notes to Consolidated Financial Statements.

                       Simmons First National Corporation
                        Consolidated Statements of Income
                   Three Months Ended March 31, 1997 and 1996



                                                                        March 31,
(In thousands, except per share data)                                1997      1996
---------------------------------------------------------------------------------------
                                                                       (Unaudited)
INTEREST INCOME
   Loans                                                            $11,521   $10,485
   Federal funds sold and securities purchased
     under agreements to resell                                         538       548
   Investment securities                                              3,672     3,437
   Mortgage loans held for sale, net of unrealized gains (losses)       117       400
   Assets held in trading accounts                                       16        10
   Interest bearing balances due from banks                              77        30
                                                                    -------   -------
         TOTAL INTEREST INCOME                                       15,941    14,910
                                                                    -------   -------

INTEREST EXPENSE
   Interest bearing transaction accounts and savings deposits         1,884     1,634
   Time deposits                                                      4,653     4,788
   Federal funds purchased and securities sold
     under agreements to repurchase                                     463       391
   Short-term debt                                                       29        14
   Long-term debt                                                        26       104
                                                                    -------   -------
         TOTAL INTEREST EXPENSE                                       7,055     6,931
                                                                    -------   -------

NET INTEREST INCOME                                                   8,886     7,979
   Provision for  loan losses                                           764       502
                                                                    -------   -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                      8,122     7,477
                                                                    -------   -------
NON-INTEREST INCOME
   Trust department income                                              604       553
   Service charges on deposit accounts                                  745       739
   Other service charges and fees                                       309       229
   Income on sale of mortgage loans, net of commissions                 121       106
   Income on investment banking, net of commissions                     275       300
   Credit card fees                                                   2,194     2,257
   Loan servicing fees                                                1,706     1,603
   Other income                                                         272       140
   Investment securities gains (losses), net                           --         152
                                                                    -------   -------
         TOTAL NON-INTEREST INCOME                                    6,226     6,079
                                                                    -------   -------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                     5,636     5,629
   Occupancy expense, net                                               621       613
   Furniture and equipment expense                                      743       561
   Loss on foreclosed assets                                            252       281
   Other expense                                                      3,480     3,366
                                                                    -------   -------
         TOTAL NON-INTEREST EXPENSE                                  10,732    10,450
                                                                    -------   -------
INCOME BEFORE INCOME TAXES                                            3,616     3,106
   Provision for income taxes                                         1,028       864
                                                                    -------   -------
NET INCOME                                                          $ 2,588   $ 2,242
                                                                    =======   =======
EARNINGS PER AVERAGE COMMON SHARE                                   $   .45   $   .39
                                                                    =======   =======
DIVIDENDS PER COMMON SHARE                                          $  0.13   $  0.11
                                                                    =======   =======

See Notes to Consolidated Financial Statements.


                       Simmons First National Corporation
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996


                                                                             March 31,
(In thousands, except per share data)                                    1997        1996
--------------------------------------------------------------------------------------------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $  2,588    $  2,242
   Items not requiring (providing) cash
     Depreciation and amortization                                       1,151         961
     Provision for loan losses                                             764         502
     Amortization of premiums and accretion of discounts on
      investment securities                                                651        (334)
     Deferred income taxes                                                 (40)          7
     Provision for foreclosed assets                                        81          80
     Investment securities gains, net                                     --           152
     (Gain) loss on sale of premises and equipment                          (1)          4
   Changes in
     Interest receivable                                                 1,554         400
     Mortgage loans held for sale, net of unrealized gains (losses)      4,190
                                                                                    (1,626)
     Assets held in trading accounts                                       (54)        (77)
Other assets                                                             1,676       1,284
     Accounts payable and accrued expenses                                 (39)        600
     Income taxes payable                                                1,138         (68)
                                                                      --------    --------
         Net cash provided by operating activities                      13,659       4,127
                                                                      --------    --------

CASH FLOW FROM INVESTING ACTIVITIES
   Net (originations) collections of loans                              (6,093)      8,638
   Purchase of premises and equipment                                     (901)     (1,879)
   Proceeds from sale of premises and equipment                            338         155
   Proceeds from sale of foreclosed assets                                --             5
   Proceeds from sale of available-for-sale  securities                   --           145
   Proceeds from maturities of available-for-sale  securities           21,560      20,270
   Purchases of available-for-sale  securities                         (23,900)    (21,564)
   Proceeds from maturities of held-to-maturity  securities              4,320      23,582
   Purchases of held-to-maturity  securities                            (4,287)    (26,304)
                                                                      --------    --------
         Net cash provided by (used in) investing activities            (8,963)      3,048
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in transaction accounts and
     savings deposits                                                   (4,167)    (15,269)
   Net increase in time deposits                                        12,232       5,304
   Net increase in other borrowings                                        833         179
   Dividends paid                                                         (743)       (611)
   Net increase in federal funds purchased
    and securities sold under agreements to repurchase                    (791)      2,207
   Issuance (repurchase) of common stock                                    82        (298)
                                                                      --------    --------
         Net cash provided by (used in) financing activities             7,446      (8,488)
                                                                      --------    --------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     12,142      (1,313)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                    69,281      73,422
                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 81,423    $ 72,109
                                                                      ========    ========

See Notes to Consolidated Financial Statements.


                       Simmons First National Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 1997 and 1996

                                                                     Unrealized
                                                                    Appreciation
                                                                    On Available-
                                                Common                 For-Sale     Undivided
(In thousands)                                   Stock     Surplus  Securities, Net Profits    Total
--------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                     $ 19,115    $ 22,619    $  2,025    $ 53,038   $ 96,797

 Common stock dividend paid in
  December, 1996--1,901,776 shares                9,509                              (9,509)
                                               --------    --------    --------    --------   --------

Restated to reflect the common stock
  dividend at December 31, 1995                  28,624      22,619       2,025      43,529     96,797

Exercise of stock options--13,500 shares             68          34                                102

Repurchase of common stock                          (90)       (310)                              (400)

Net income                                                                            2,242      2,242

Cash dividends declared ($0.11 per share)                                              (611)      (611)

Change in unrealized appreciation on
available for sale securities, net of income
tax credit of $335                                                         (590)                  (590)
                                               --------    --------    --------    --------   --------

Balance, March 31, 1996                          28,602      22,343       1,435      45,160     97,540

Exercise of stock options--3,000 shares              15           8                                 23

Repurchase of common stock                          (60)       (341)                              (401)

Net income                                                                            8,059      8,059

Cash dividends declared ($0.37 per share)                                            (2,113)    (2,113)

Change in unrealized appreciation on
available-for-sale  securities, net of
income taxes of $162                                                       (283)                  (283)
                                               --------    --------    --------    --------   --------

Balance, December 31, 1996                       28,527      22,040       1,152      51,106    102,825

Exercise of stock options--10,500 shares             53          48                                101

Repurchase of common stock                           (4)        (15)                               (19)

Net income                                                                            2,588      2,588

Cash dividends declared ($0.13 per share)                                              (743)      (743)

Change in unrealized appreciation on
available-for-sale  securities, net of
income tax credit of $420                                                  (742)                  (742)
                                               --------    --------    --------    --------   --------

Balance, March 31, 1997                        $ 28,576    $ 22,073    $    410    $ 52,951   $104,010
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

         The accounting policies followed in the presentation of interim financial results are presented on pages 25-28 of the 1996 Annual Report to shareholders.

NOTE 2:  INVESTMENT SECURITIES

         The amortized cost and fair value of investments in debt securities that are held-to-maturity and available-for-sale are as follows:

                                           March 31,                                 December 31,
                                             1997                                       1996
                        --------------------------------------------- ------------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
----------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury           $   27,157   $    94   $  (245) $  27,006  $   24,700    $   179  $  (122)  $   24,757
U.S. Government
  agencies                  33,747       221      (575)    33,393      35,286        527     (167)      35,646
Mortgage-backed
  securities                 3,965         9      (111)     3,863       4,243         13      (69)       4,187
State and political
  subdivisions              63,121     1,031      (520)    63,632      63,586      1,116     (327)      64,375
Other securities               332         1        (5)       328         332          2       (4)         330
                          --------     -----     -----    -------    --------      -----    -----     --------
                        $  128,322   $ 1,356   $(1,456) $ 128,222  $  128,147    $ 1,837  $  (689)  $  129,295
                         =========    ======    ======   ========   =========     ======   ======    =========

Available-for-Sale

U.S. Treasury           $   66,966   $   552   $  (265) $  67,253  $   63,248    $ 1,006  $   (55)  $   64,199
U.S. Government
  agencies                  39,043        75      (516)    38,602      41,358        186     (135)      41,409
Other securities             3,180       799        --      3,979       3,102        805       --        3,907
                          --------     -----     -----    -------    --------      -----    -----     --------
                        $  109,189   $ 1,426   $  (781) $ 109,834  $  107,708    $ 1,997  $  (190)  $  109,515
                         =========    ======    ======   ========   =========     ======   ======    =========

         The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $94,917,000 at March 31, 1997, and $86,360,000 at December 31, 1996. The approximate fair value of pledged securities amounted to $94,868,000 at March 31, 1997 and $87,399,000 at December 31, 1996.

     The book value of securities sold under  agreements to repurchase  amounted
to  $1,318,000   and  $169,000  for  March  31,  1997  and  December  31,  1996,
respectively.

         Income earned on the above securities for the quarter ended March 31, 1997 and 1996 is as follows:

(In thousands)           1997     1996
-----------------------------------------
Taxable
  Held-to-maturity     $1,018   $1,185
  Available-for-sale    1,833    1,483

Non-taxable
  Held-to-maturity        821      769
  Available-for-sale       --       --
                       ------   ------

         Total         $3,672   $3,437
                       ======   ======


       Maturities of investment securities at March 31, 1997, are as follows:


                                      Held-to-Maturity      Available-for-Sale
                                     --------------------  ----------------------
                                     Amortized    Fair      Amortized    Fair
(In thousands)                          Cost      Value       Cost       Value
---------------------------------------------------------------------------------

One year or less                      $ 19,665   $ 19,663   $ 40,773   $ 40,904
After one through five years            53,224     53,245     52,887     52,901
After five through ten years            45,417     44,873     12,349     12,050
After ten years                          5,719      6,250       --         --
Mortgage-backed  securities not due
  on a single date                       3,965      3,863       --         --
Other securities                           332        328      3,180      3,979
                                      --------   --------   --------   --------
         Total                        $128,322   $128,222   $109,189   $109,834
                                      ========   ========   ========   ========

     The table below shows gross realized gains and losses during the first three months of 1997 and 1996.

                              March 31,
 (In thousands)             1997     1996
-------------------------------------------

Proceeds from sales         $ --     $152
                            ----     ----

Gross gains                   --      152
Gross losses                  --      --
                            ----     ----

Securities gains (losses)   $ --     $152
                            ====     ====


         Approximately 10 percent of the state and political subdivision securities are rated A or above. Of the remaining securities, most are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The various categories are summarized as follows:

                                              March 31,  December 31,
(In thousands)                                   1997        1996
--------------------------------------------------------------------
Consumer
   Credit cards                                $159,361   $166,346
   Student loans                                 68,726     64,193
   Other consumer                                66,234     65,384
Real estate
   Construction                                  23,714     20,325
   Single family residential                     57,115     57,251
   Other commercial                              60,764     60,439
Commercial
   Commercial                                    52,202     41,375
   Agricultural                                  15,805     21,003
   Financial institutions                         7,883      8,469
Other                                             3,942      6,028
                                               --------   --------
Total loans before allowance for loan losses   $515,746   $510,813
                                               ========   ========



         During the first three months of 1997, foreclosed assets held for sale increased to $975,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Corporation at March 31, 1997, were $5,000, $2,967,000 and $1,457,000, respectively, bringing the total of non-performing assets to $5,404,000.

       Transactions in the allowance for loan losses are as follows:

                                                     March 31, December 31,
(In thousands)                                         1997      1996
---------------------------------------------------------------------------

Balance, beginning of year                            $ 8,366   $ 8,418
Additions
   Provision charged to expense                           764       502
                                                      -------   -------
                                                        9,130     8,920
Deductions
   Losses charged to allowance, net of recoveries
     of $174 and $103 for the first three months of
     1997 and 1996, respectively                          833       508
                                                      -------   -------

Balance, March 31                                     $ 8,297   $ 8,412
                                                      =======   -------

Additions
   Provision charged to expense                                   1,839
                                                                -------
                                                                 10,251
Deductions
   Losses charged to allowance, net of recoveries
     of $388 for the last nine months of
     1996                                                         1,885
                                                                -------

Balance, end of year                                            $ 8,366
                                                                =======

         At March 31, 1997 and December 31, 1996, impaired loans totaled $4,607,000 and $4,912,000, respectively, all of which had reserves allocated. An allowance of $923,000 and $831,000 for possible losses related to those loans at March 31, 1997 and December 31, 1996, respectively.

         Interest of $59,000 and $65,000 was recognized on average impaired loans of $4,300,000 and $4,543,000 as of March 31, 1997 and 1996, respectively. Interest recognized on impaired loans on a cash basis during the first three months of 1997 and 1996 was immaterial.


NOTE 4:  ACQUISITIONS

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

         On March 21, 1997, an announcement was made jointly by the Chief Executive Officers of both the Corporation and First Commercial Corporation of Little Rock, Arkansas regarding a definitive agreement to acquire all of the outstanding capital stock of First Bank of Arkansas, Searcy, Arkansas and First Bank of Arkansas, Russellville, Arkansas, in a cash purchase transaction valued at $53 million. The banks to be acquired had consolidated assets, as adjusted, of approximately $310 million, as of December 31, 1996.

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

NOTE 6:  STOCK OPTIONS

         As of March 31, 1997, 208,500 shares of common stock of the Corporation had been granted through an employee stock option incentive plan. There were 105,750 exercisable options at the end of the first quarter of 1997. Thirty thousand shares have been issued upon exercise of options.

NOTE 7:  ADDITIONAL CASH FLOW INFORMATION

                      Three Months Ended
                           March 31,
(In thousands)           1997    1996
-------------------------------------------

Interest paid          $6,997   $6,898
Income taxes
   paid                $   59   $   86


NOTE 8:  INCOME TAXES

         The   provision   for  income  taxes  is  comprised  of  the  following
components:

                                       March 31,
(In thousands)                     1997       1996
-----------------------------------------------------

Income taxes currently payable   $ 1,068    $   857
Deferred income taxes                (40)         7
                                 -------    -------
Provision for income taxes       $ 1,028    $   864
                                 =======    =======


         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:

                                            March 31,  December 31,
(In thousands)                                1997        1996
-------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                $ 2,932    $ 2,952
   Valuation of foreclosed assets
     held for sale                              309        299
   Deferred compensation payable                441        445
   Deferred loan fee income                     668        642
   Other                                        750        706
                                            -------    -------
    Total deferred tax assets                 5,100      5,044
                                            -------    -------

Deferred tax liabilities
   Accumulated depreciation                    (785)      (776)
   Available-for-sale  securities              (234)      (655)
   Other                                       (295)      (288)
                                            -------    -------
      Total deferred tax liabilities         (1,314)    (1,719)
                                            -------    -------
Net deferred tax assets included in other
      assets on balance sheets              $ 3,786    $ 3,325
                                            =======    =======

         A reconciliation of income tax expense at the statutory rate to the Corporation's actual income tax expense is shown below:

                                            March 31,
(In thousands)                           1997       1996
-----------------------------------------------------------

Computed at the statutory rate (34%)   $ 1,230    $ 1,056

Increase (decrease) resulting from:
   Tax exempt income                      (288)      (258)
   Other differences, net                   86         66
                                       -------    -------

Actual tax provision                   $ 1,028    $   864
                                       =======    =======

NOTE 9:  TIME DEPOSITS

         Time deposits include approximately $97,747,000 and $88,731,000 of certificates of deposit of $100,000 or more at March 31, 1997, and December 31, 1996, respectively.

NOTE 10: COMMITMENTS AND CREDIT RISK

         The five affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 30.9% and 32.6% of the portfolio, as of March 31, 1997 and December 31, 1996, respectively.

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

         At March 31, 1997 and December 31, 1996, the Corporation had outstanding commitments to originate loans aggregating approximately $62,524,000 and $79,710,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $50,019,000 and $64,616,000 at March 31, 1997 and December 31, 1996, respectively, with the remainder at floating market rates.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $3,022,000 and $2,113,000 at March 31, 1997 and December 31, 1996, respectively, with terms ranging from 90 days to one year.

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

         At March 31, 1997, the Corporation had granted unused lines of credit to borrowers aggregating approximately $41,889,000 and $165,423,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1996, unused lines of credit to borrowers aggregated approximately $12,677,000 for commercial lines and $160,938,000 for open-end consumer lines, respectively.

         Mortgage loans serviced for others totaled $1,448,501,000 and $1,477,945,000 at March 31, 1997 and December 31, 1996, respectively.. A reserve has been established for potential loss obligations, based on management's evaluation of a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency, and amounts previously advanced on behalf of the borrower that the Corporation does not expect to recover. This reserve is netted against foreclosure receivables included in other assets. As of March 31, 1997 and December 31, 1996, this reserve balance was $625,000 and $566,000, respectively.


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


NOTE 12: UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent corporation without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of current year earnings. At March 31, 1997, the bank subsidiaries had approximately $12 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies.

         The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of March 31, 1997, each of the five subsidiary banks met the capital standards for a well-capitalized institution. The Corporation's total capital to total risk-weighted assets ratio was 20.1% at March 31, 1997, well above the minimum required.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 1997, was $2,588,000, an increase of $346,000, or 15.4%, over the same period in 1996. Earnings per share for the three-month periods ended March 31, 1997 and 1996, were $.45 and $.39, respectively, when adjusted for the fifty percent stock dividend announced in the fourth quarter of 1996.

         The Corporation's annualized return on average assets (ROA) for the three-month periods ended March 31, 1997 and 1996, were 1.19% and 1.08%, respectively. Annualized return on equity (ROE) for the same three-month periods were 10.07% and 9.22 %, respectively.

         Net interest income, the difference between interest income and interest expense, for the three-month period ended March 31, 1997, increased $907,000, or 11.4%, when compared to the same period in 1996, due to the increase in earning assets and a strong interest margin. During the first quarter, interest income increased $1,031,000, or 6.9%, while interest expense increased a modest $124,000, or 1.8%, when compared to the same period in 1996.

     The provision for loan losses for the first quarter of 1997 was $764,000, compared to $502,000 for the same period of 1996.
         Non-interest income, exclusive of net gains on securities sold, for the first quarter ended March 31, 1997, was $6,226,000, a 5.0% increase over the $5,927,000 reported for the same period in 1996.

         During the three months ended March 31, 1997, non-interest expense increased $282,000, or 2.7%, over the same period in 1996. This increase reflects the normal increase in the cost of doing business.

         At March 31, 1997, total assets for the Corporation were $891,263,000, an increase of $9,931,000, or 1.1%, from the same figure at December 31, 1996, and $58,783,000, or 7.1%, over the March 31, 1996 total. Deposits at March 31, 1997, totaled $744,432,000, an increase of $8,065,000, or 1.1%, from the same figure at December 31, 1996.

         The allowance for loan losses as a percentage of total loans was 1.61% at March 31, 1997. The coverage ratio (allowance for loan losses as a percentage of non-performing loans) was 187.5% and foreclosed assets increased slightly to $975,000 from $903,000 at December 31, 1996.

     Stockholders' equity at the end of the first quarter was $104,010,000, an increase of $1,185,000, or 1.2%, from the December 31, 1996 figure.


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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At March 31, 1997, each bank was within established guidelines and total corporate liquidity was strong. At March 31, 1997, cash and due from banks, securities available-for-sale and held in trading accounts, federal funds sold and securities purchased under agreements for resale, and mortgage loans held for sale were 21.9% of total assets.


                REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 7 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of March 31, 1997 and for the three-months ended March 31, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 29, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                  /s/ BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
May  7, 1997


                                     Part II

A.       Other Information

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SIMMONS FIRST NATIONAL CORPORATION
                                        ---------------------------------------
                                                    (Registrant)



Date:  May 7, 1997                               /s/ J. Thomas May
     --------------                     ---------------------------------------
                                              J. Thomas May,  Chairman,
                                         President and  Chief Executive Officer



Date:  May 7, 1997                              /s/ Barry L. Crow
     --------------                     ---------------------------------------
                                        Barry L. Crow, Executive Vice President
                                              and Chief Financial Officer