Form 10-Q
period 1997-06-30
SIMMONS FIRST NATIONAL CORP
filed 1997-08-13
CIK 90498

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1997                  Commission File Number 06253
                   -------------                                         -----


                       SIMMONS FIRST NATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)


          Arkansas                                           71-0407808
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                            Identification No.)


501 Main Street   Pine Bluff, Arkansas                               71601
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code     870-541-1350

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


                                  YES  X     NO
                                     ----      ----

Indicate the number of shares outstanding of each of issuer's classes of common stock.

                     Class A, Common           5,722,612
                     Class B, Common           None



                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


Part I:     Summarized Financial Information

                     Consolidated Balance Sheets --
                           June 30, 1997 and  December 31, 1996             3-4

                     Consolidated Statements of Income --
                           Three months and six months ended
                           June 30, 1997 and 1996                             5

                     Consolidated Statements of Cash Flows --
                           Six months ended June 30, 1997 and 1996            6

                     Consolidated Statements of Changes in Stockholders'
                           Equity -- Six months ended
                            June 30, 1997 and 1996                            7

                     Notes to Consolidated Financial Statements            8-16

                     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations            17-18

                     Review by Independent Certified Public Accountants      19

Part II:    Other    Information                                          20-21



Part I:  Summarized Financial Information


                       Simmons First National Corporation
                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996


                                     ASSETS



                                                                           June 30,     December 31,
(In thousands)                                                               1997          1996
----------------------------------------------------------------------------------------------------
                                                                          (Unaudited)

Cash and non-interest bearing balances due from banks                      $  30,962    $  41,989
Interest bearing balances due from banks                                       5,253        8,312
Federal funds sold and securities purchased
   under agreements to resell                                                 38,805       18,980
                                                                           ---------    ---------

     Cash and cash equivalents                                                75,020       69,281

Investment securities                                                        258,431      237,662
Mortgage loans held for sale, net of unrealized gains (losses)                 3,953       10,101
Assets held in trading accounts                                                1,023          182
Loans                                                                        546,091      510,813
   Allowance for loan losses                                                  (8,358)      (8,366)
                                                                           ---------    ---------
     Net loans                                                               537,733      502,447

Premises and equipment                                                        21,104       20,764
Foreclosed assets held for sale                                                1,248          903
Interest receivable                                                            8,705        9,675
Cost of loan servicing rights acquired                                         7,900        8,906
Excess of cost over fair value of net assets acquired, at amortized cost       2,977        3,164
Other assets                                                                  12,658       18,247
                                                                           ---------    ---------

         TOTAL ASSETS                                                      $ 930,752    $ 881,332
                                                                           =========    =========

The  December  31,  1996  Consolidated  Balance  Sheet  is as  reported  in  the
Corporation's 1996 Annual Report to the Stockholders.

See Notes to Consolidated Financial Statements.


                       Simmons First National Corporation
                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                June 30,   December 31,
(In thousands)                                                                   1997         1996
-------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)

LIABILITIES
Non-interest bearing transaction accounts                                        $117,360   $126,568
Interest bearing transaction accounts and savings deposits                        269,066    264,554
Time deposits                                                                     367,457    345,245
                                                                                 --------   --------
     Total deposits                                                               753,883    736,367
Federal funds purchased and securities sold
   under agreements to repurchase                                                  35,447     29,079
Short-term debt                                                                     5,451      1,484
Long-term debt                                                                     18,294      1,067
Accrued interest and other liabilities                                             10,981     10,510
                                                                                 --------   --------
     Total liabilities                                                            824,056    778,507
                                                                                 --------   --------

STOCKHOLDERS' EQUITY

Capital stock
   Class A,  common,  par  value $1 a share  (par  value $5
    a share in 1996),authorized 10,000,000 shares,
    5,722,612 issued and outstanding at 1997 and
    5,705,415 at 1996                                                               5,723     28,527
Surplus                                                                            44,939     22,040
Undivided profits                                                                  54,964     51,106
Unrealized appreciation on available-for-sale  securities,
   net of income taxes of $608 at 1997 and $655 at 1996                             1,070      1,152
                                                                                 --------   --------
     Total stockholders' equity                                                   106,696    102,825
                                                                                 --------   --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $930,752   $881,332
                                                                                 ========   ========
The  December  31,  1996  Consolidated  Balance  Sheet  is as  reported  in  the
Corporation's 1996 Annual Report to the Stockholders.

See Notes to the Consolidated Financial Statements


                       Simmons First National Corporation
                        Consolidated Statements of Income
            Three Months and Six Months Ended June 30, 1997 and 1996



                                                                  Three Months Ended     Six Months Ended
                                                                       June 30,               June 30,
(In thousands, except per share data)                              1997       1996        1997       1996
-------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
INTEREST INCOME
   Loans                                                         $ 12,158   $ 10,716    $ 23,679   $ 21,202
   Federal funds sold and securities purchased
     under agreements to resell                                       572        382       1,110        929
   Investment securities                                            3,745      3,415       7,417      6,852
   Mortgage loans held for sale, net of unrealized gains               79        388         196        788
   Assets held in trading accounts                                     32         30          48         40
   Interest bearing balances due from banks                            61         77         138        106
                                                                 --------   --------    --------   --------
         TOTAL INTEREST INCOME                                     16,647     15,008      32,588     29,917
                                                                 --------   --------    --------   --------

INTEREST EXPENSE
   Interest bearing transaction accounts and savings deposits       1,972      1,710       3,856      3,344
   Time deposits                                                    4,887      4,627       9,540      9,415
   Federal funds purchased and securities sold
     under agreements to repurchase                                   485        276         948        667
   Short-term debt                                                     35         14          64         28
   Long-term debt                                                      56        102          82        206
                                                                 --------   --------    --------   --------
         TOTAL INTEREST EXPENSE                                     7,435      6,729      14,490     13,660
                                                                 --------   --------    --------   --------

NET INTEREST INCOME                                                 9,212      8,279      18,098     16,257
   Provision for  loan losses                                         881        502       1,645      1,003
                                                                 --------   --------    --------   --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                    8,331      7,777      16,453     15,254
                                                                 --------   --------    --------   --------
NON-INTEREST INCOME
   Trust department income                                            523        476       1,127      1,029
   Service charges on deposit accounts                                859        746       1,604      1,485
   Other service charges and fees                                     390        363         699        592
   Income (loss) on sale of mortgage loans, net of commissions        102        (58)        223         48
   Income on investment banking, net of commissions                   127         39         402        339
   Credit card fees                                                 2,293      2,433       4,487      4,690
   Loan servicing fees                                              1,968      1,620       3,674      3,223
   Other income                                                        42        216         314        357
   Investment securities gains, net                                  --          118        --          269
                                                                 --------   --------    --------   --------
         TOTAL NON-INTEREST INCOME                                  6,304      5,953      12,530     12,032
                                                                 --------   --------    --------   --------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                   5,513      5,420      11,149     11,050
   Occupancy expense, net                                             597        569       1,218      1,148
   Furniture and equipment expense                                    726        558       1,469      1,119
   Loss on foreclosed assets                                          327        282         579        563
   Other expense                                                    3,501      3,133       6,981      6,532
                                                                 --------   --------    --------   --------
         TOTAL NON-INTEREST EXPENSE                                10,664      9,962      21,396     20,412
                                                                 --------   --------    --------   --------
INCOME BEFORE INCOME TAXES                                          3,971      3,768       7,587      6,874
   Provision for income taxes                                       1,157      1,107       2,185      1,971
                                                                 --------   --------    --------   --------
NET INCOME                                                       $  2,814   $  2,661    $  5,402   $  4,903
                                                                 ========   ========    ========   ========
EARNINGS PER AVERAGE COMMON SHARE                                $   0.49   $   0.47    $   0.94   $   0.86
                                                                 ========   ========    ========   ========
DIVIDENDS PER COMMON SHARE                                       $   0.14   $   0.12    $   0.27   $   0.23
                                                                 ========   ========    ========   ========
See Notes to Consolidated Financial Statements.

                       Simmons First National Corporation
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996


                                                                      June 30,     June 30,
(In thousands, except per share data)                                   1997         1996
-------------------------------------------------------------------------------------------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $  5,402    $  4,903
   Items not requiring (providing) cash
     Depreciation and amortization                                       2,397       1,472
     Provision for loan losses                                           1,645       1,003
     Amortization of premiums and accretion of discounts on
      investment securities                                                184         139
     Deferred income taxes                                                  15          84
     Provision for foreclosed assets                                        23         108
     Investment securities gains (losses), net                            --          (269)
     Gain on sale of premises and equipment                                 (2)        (13)
   Changes in
     Interest receivable                                                   970        (542)
     Mortgage loans held for sale, net of unrealized gains (losses)      6,148
                                                                                     9,655
     Assets held in trading accounts                                      (841)       (418)
Other assets                                                             5,314      (1,718)
     Accounts payable and accrued expenses                                (377)       (274)
     Income taxes payable                                                  751          25
                                                                      --------    --------
         Net cash provided by operating activities                      21,629      14,155
                                                                      --------    --------

CASH FLOW FROM INVESTING ACTIVITIES
   Net origination's of loans                                          (37,299)    (12,608)
   Purchase of premises and equipment                                   (1,872)     (3,627)
   Proceeds from sale of premises and equipment                            605         246
   Proceeds from sale of foreclosed assets                                --            83
   Proceeds from sale of available-for-sale  securities                   --           265
   Proceeds from maturities of available-for-sale  securities           69,384      51,716
   Purchases of available-for-sale  securities                         (92,811)    (59,054)
   Proceeds from maturities of held-to-maturity  securities             12,509      43,003
   Purchases of held-to-maturity  securities                           (10,035)    (33,502)
                                                                      --------    --------
         Net cash used in investing activities                         (59,519)    (13,478)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in transaction accounts and
     savings deposits                                                   (4,696)     (8,440)
   Net increase (decrease) in time deposits                             22,212      (7,458)
   Net increase in other borrowings                                      3,967       1,457
   Dividends paid                                                       (1,544)     (1,296)
    Proceeds from issuance of long-term debt                            17,250        --
    Repayments of long-term debt                                           (23)     (3,670)
   Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                   6,368      (5,876)
   Issuance (repurchase) of common stock                                    95        (455)
                                                                      --------    --------
         Net cash provided by (used in) financing activities            43,629     (25,738)
                                                                      --------    --------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      5,739     (25,061)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                    69,281      73,422
                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 75,020    $ 48,361
                                                                      ========    ========
See Notes to Consolidated Financial Statements.


                       Simmons First National Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 1997 and 1996

                                                                       Unrealized
                                                                      Appreciation
                                                                      On Available-
                                             Common                     For-Sale       Undivided
(In thousands)                                Stock      Surplus     Securities, Net    Profits       Total
--------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                  $  19,083   $  22,651      $     2,025    $  53,038   $   96,797

Exercise of stock options--15,000 shares           50          62                                        112

Repurchase of common stock                        (85)       (482)                                      (567)

Net income                                                                                4,903        4,903

Cash dividends declared ($0.23 per share)                                                (1,296)      (1,296)

Change in unrealized appreciation on
available-for-sale securities, net of income
tax credit of $630                                                          (1,106)                   (1,106)
                                             --------    --------       ----------     --------    ---------

Balance, June 30, 1996                         19,048      22,231              919       56,645       98,843

Exercise of stock options--1,500 shares             5           8                                         13

Repurchase of common stock                        (35)       (199)                                      (234)

Common stock dividend
 -1,901,776                                     9,509                                    (9,509)

Net income                                                                                5,398        5,398

Cash dividends declared ($0.25 per share)                                                (1,428)      (1,428)

Change in unrealized appreciation on
available-for-sale  securities, net of
income taxes of $134                                                           233                       233
                                             --------    --------       ----------     --------    ---------

Balance, December 31, 1996                     28,527      22,040            1,152       51,106      102,825

Common stock par value change                 (22,822)     22,822

Exercise of stock options--19,500 shares           20         138                                        158

Repurchase of common stock                         (2)        (61)                                       (63)

Net income                                                                                5,402        5,402

Cash dividends declared ($0.27 per share)                                                (1,544)      (1,544)

Change in unrealized appreciation on
available-for-sale  securities, net of
income tax credit of $47                                                       (82)                      (82)
                                             --------    --------       ----------     --------    ---------

Balance, June 30, 1997                      $   5,723   $  44,939      $     1,070    $  54,964   $  106,696
                                             ========    ========       ==========     ========    =========
See Notes to Consolidated Financial Statements.

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

Mortgage Loans Held for Sale

         Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Amounts paid to investors to obtain forward commitments are deferred until such time as the related loans are sold. The fair values of the forward commitments are not recognized into the financial statements. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid, commitment fees paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

NOTE 2:  INVESTMENT SECURITIES

         The amortized cost and fair value of investments in debt securities that are held-to-maturity and available-for-sale are as follows:

                                           June 30,                                   December 31,
                                             1997                                        1996
                                      Gross       Gross    Estimated               Gross     Gross    Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
----------------------------------------------------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury           $   24,942   $   116   $ (101) $   24,957  $   24,700    $   179  $  (122)  $   24,757
U.S. Government
  agencies                  32,041       473     (108)     32,406      35,286        527     (167)      35,646
Mortgage-backed
  securities                 3,791         9      (67)      3,733       4,243         13      (69)       4,187
State and political
  subdivisions              64,513     1,275     (277)     65,511      63,586      1,116     (327)      64,375
Other securities               298         1       --         299         332          2       (4)         330
                         ---------    ------    -----   ---------   ---------     ------   -------   ---------
                        $  125,585   $ 1,874   $ (553) $  126,906  $  128,147    $ 1,837  $  (689)  $  129,295
                         =========    ======    =====   =========   =========     ======   ======    =========

Available-for-Sale

U.S. Treasury           $   68,562   $   662   $  (65) $   69,159  $   63,248    $ 1,006  $   (55)  $   64,199
U.S. Government
  agencies                  59,377       158      (94)     59,441      41,358        186     (135)      41,409
Other securities             3,229     1,017       --       4,246       3,102        805       --        3,907
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  131,168   $ 1,837   $ (159) $  132,846  $  107,708    $ 1,997  $  (190)  $  109,515
                         =========    ======    =====   =========   =========     ======   ======    =========


         The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $106,777,000 at June 30, 1997 and $86,360,000 at December 31, 1996. The approximate fair value of pledged securities amounted to $107,229,000 at June 30, 1997 and $87,399,000 at December 31, 1996.

     The book value of securities sold under  agreements to repurchase  amounted
to   $5,157,000   and  $169,000  for  June  30,  1997  and  December  31,  1996,
respectively.

         Income earned on the above securities for the six months ended June 30, 1997 and 1996 is as follows:

(In thousands)          1997     1996
-----------------------------------------
Taxable
  Held-to-maturity     $2,032   $2,234
  Available-for-sale    3,743    3,059

Non-taxable
  Held-to-maturity      1,642    1,559
  Available-for-sale     --       --
                       ------   ------

         Total         $7,417   $6,852
                       ======   ======

       Maturities of investment securities at June 30, 1997


                                                 Held-to-Maturity            Available-for-Sale
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
--------------------------------------------------------------------------------------------------

One year or less                            $    19,434   $    19,460   $    57,731    $   57,857
After one through five years                     52,443        52,829        52,875        54,304
After five through ten years                     45,447        45,802        17,333        16,439
After ten years                                   4,172         4,783            --            --
Mortgage-backed  securities not due
  on a single date                                3,791         3,733            --            --
Other securities                                    298           299         3,225         4,246
                                             ----------    ----------    ----------     ---------
         Total                              $   125,585   $   126,906   $   131,164    $  132,846
                                             ==========    ==========    ==========     =========


     The table below shows gross realized gains and losses during the first six months of 1997 and 1996.

                                                               June 30,
 (In thousands)                                         1997             1996
--------------------------------------------------------------------------------

Proceeds from sales                                 $        --     $       265
                                                     ----------      ----------

Gross gains                                                  --             269
Gross losses                                                 --              --
                                                     ----------      ----------

Securities gains (losses)                           $        --     $       269
                                                     ==========      ==========


         Approximately 10 percent of the state and political subdivision securities are rated A or above. Of the remaining securities, most are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.


NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The various categories are summarized as follows:

                                               June 30,  December 31,
(In thousands)                                   1997       1996
---------------------------------------------------------------------
Consumer
   Credit cards                                $168,911   $166,346
   Student loans                                 63,852     64,193
   Other consumer                                71,350     65,384
Real estate
   Construction                                  26,914     20,325
   Single family residential                     60,592     57,251
   Other commercial                              64,975     60,439
Commercial
   Commercial                                    47,872     41,375
   Agricultural                                  29,573     21,003
   Financial institutions                         7,792      8,469
Other                                             4,260      6,028
                                               --------   --------
Total loans before allowance for loan losses   $546,091   $510,813
                                               ========   ========

         During the first six months of 1997, foreclosed assets held for sale increased to $1,248,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Corporation at June 30, 1997, were $5,000, $2,123,000 and $1,710,000, respectively, bringing the total of non-performing assets to $5,086,000.

       Transactions in the allowance for loan losses are as follows:

                                                    June 30, December 31,
(In thousands)                                        1997      1996
------------------------------------------------------------------------

Balance, beginning of year                          $ 8,366   $ 8,418
Additions
   Provision charged to expense                       1,645     1,003
                                                    -------   -------
                                                     10,011     9,421
Deductions
   Losses charged to allowance, net of recoveries
     of $303 and $221 for the first six months of
     1997 and 1996, respectively                      1,653     1,057
                                                    -------   -------

Balance, June 30                                    $ 8,358   $ 8,364
                                                    =======   -------

Additions
   Provision charged to expense                                 1,338
                                                              -------
                                                                9,702
Deductions
   Losses charged to allowance, net of recoveries
     of $270 for the last six months of
     1996                                                       1,336
                                                              -------

Balance, end of year                                          $ 8,366
                                                              =======

         At June 30, 1997 and December 31, 1996, impaired loans totaled $4,503,000 and $4,912,000, respectively, all of which had reserves allocated. An allowance of $832,000 and $831,000 for possible losses related to those loans at June 30, 1997 and December 31, 1996, respectively.

         Interest of $125,000 and $130,000 was recognized on average impaired loans of $4,707,000 and $4,523,000 as of June 30, 1997 and 1996, respectively. Interest recognized on impaired loans on a cash basis during the first six months of 1997 and 1996 was immaterial.

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

         On March 21, 1997, an announcement was made jointly by the Chief Executive Officers of both the Corporation and First Commercial Corporation of Little Rock, Arkansas regarding a definitive agreement to acquire all the outstanding capital stock of First Bank of Arkansas, Searcy, Arkansas and First Bank of Arkansas, Russellville, Arkansas, in a cash purchase transaction valued at $53 million. The banks to be acquired had consolidated assets, as adjusted of approximately $310 million, as of December 31, 1996.

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

NOTE 6:  STOCK OPTIONS AND RESTRICTED STOCK

         As of June 30, 1997, 252,300 shares of common stock of the Corporation had been granted through an employee stock option incentive plan. There were 104,250 exercisable options at the end of the second quarter of 1997. Thirty-Six thousand shares have been issued upon exercise of options. As of June 30, 1997, 3000 shares of common stock of the corporation had been granted and issued as Bonus Shares of restricted stock.

NOTE 7:  ADDITIONAL CASH FLOW INFORMATION

                 Six Months Ended
                     June 30,
(In thousands)    1997     1996
-----------------------------------

Interest paid   $ 7,153   $13,127
Income taxes
   paid         $ 1,490   $ 1,813

NOTE 8:  INCOME TAXES

         The   provision   for  income  taxes  is  comprised  of  the  following
components:

                                June 30,  June 30,
(In thousands)                    1997     1996
-------------------------------------------------

Income taxes currently payable   $2,170   $1,887
Deferred income taxes                15       84
                                 ------   ------
Provision for income taxes       $2,185   $1,971
                                 ======   ======

         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:

                                           June 30,  December 31,
(In thousands)                               1997       1996
-----------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                $ 2,960    $ 2,952
   Valuation  of foreclosed assets
     held for sale                              309        299
   Deferred compensation payable                430        445
   Deferred loan fee income                     678        642
   Other                                        759        706
                                            -------    -------
    Total deferred tax assets                 5,136      5,044
                                            -------    -------

Deferred tax liabilities
   Accumulated depreciation                    (762)      (776)
   Available-for-sale  securities              (608)      (655)
   Other                                       (409)      (288)
                                            -------    -------
      Total deferred tax liabilities         (1,779)    (1,719)
                                            -------    -------
Net deferred tax assets included in other
      assets on balance sheets              $ 3,357    $ 3,325
                                            =======    =======

         A reconciliation of income tax expense at the statutory rate to the Corporation's actual income tax expense is shown below:

                                       June 30,   June 30,
(In thousands)                          1997        1996
------------------------------------------------------------


Computed at the statutory rate (34%)   $ 2,579    $ 2,337

Increase (decrease) resulting from:
   Tax exempt income                      (614)      (525)
   Other differences, net                  220        159
                                       -------    -------

Actual tax provision                   $ 2,185    $ 1,971
                                       =======    =======

NOTE 9:  TIME DEPOSITS

         Time deposits include approximately $107,062,000 and $88,731,000 of certificates of deposit of $100,000 or more at June 30, 1997, and December 31, 1996, respectively.

NOTE 10: COMMITMENTS AND CREDIT RISK

         The five affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 30.9% and 32.6% of the portfolio, as of June 30, 1997 and December 31, 1996, respectively.

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

         At June 30, 1997 and December 31, 1996, the Corporation had outstanding commitments to originate loans aggregating approximately $55,763,000 and $79,710,000, respectively. The commitments extended over varying periods of time, with the majority being disbursed within a one year period. Loan commitments at fixed rates of interest amounted to $35,385,000 and $64,616,000 at June 30, 1997 and December 31, 1996, respectively, with the remainder at floating market rates.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $2,418,000 and $2,113,000 at June 30, 1997 and December 31, 1996, respectively, with terms ranging from 90 days to one year.

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

         At June 30, 1997, the Corporation had granted unused lines of credit to borrowers aggregating approximately $43,540,000 and $163,850,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1996, unused lines of credit to borrowers aggregated approximately $12,677,000 for commercial lines and $160,938,000 for open-end consumer lines, respectively.

         Mortgage loans serviced for others totaled $1,404,305,000 and $1,477,945,000 at June 30, 1997 and December 31, 1996, respectively. A reserve has been established for potential loss obligations, based on management's evaluation of a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency, and amounts previously advanced on behalf of the borrower that the Corporation does not expect to recover. This reserve is netted against foreclosure receivables included in other assets. As of June 30, 1997 and December 31, 1996, this reserve balance was $659,000 and $566,000, respectively.

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

NOTE 12: UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent corporation without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 50% of current year earnings. At June 30, 1997, the bank subsidiaries had approximately $14 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies. Subsequent to June 30, 1997, the bank subsidiaries paid approximately $ 14 million in dividends to the corporation.

         The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of June 30, 1997, each of the five subsidiary banks met the capital standards for a well-capitalized institution. The Corporation's total capital to total risk-weighted assets ratio was 22.3% at June 30, 1997, well above the minimum required.

NOTE 13: CAPITAL STOCK

         At the April 22, 1997 annual meeting of shareholders, an amendment to the Articles of Incorporation was approved reducing the par value of the class A common stock of the Company from $5.00 to $1.00.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1997, was $2,814,000, an increase of $153,000, or 5.7%, over the same period in 1996. Earnings per share for the three-month periods ended June 30, 1997 and 1996, were $.49 and $.47, respectively, when adjusted for the fifty percent stock dividend paid in the fourth quarter of 1996.

         The Corporation's annualized return on average assets (ROA) for the three-month periods ended June 30, 1997 and 1996, were 1.25% and 1.28%, respectively. Annualized return on equity (ROE) for the same three-month periods were 10.46% and 10.85%, respectively.

         Growth in earning assets, a continued strong interest margin, and increase in non-interest income contributed to the Corporation's earnings performance in the second quarter.

         Net interest income, the difference between interest income and interest expense, for the three-month period ended June 30, 1997, increased $933,000, or 11.3%, when compared to the same period in 1996, due to the increase in earning assets and a strong interest margin. During the second quarter, interest income increased $1,639,000, or 10.9%, while interest expense increased $706,000, or 10.4%, when compared to the same period in 1996. For the six-months ended June 30, 1997 and 1996, net interest income was $18,098,000 was $16,257,000, respectively. This represents an increase of $1,841,000, or 11.3%. Interest income for the six-month periods ended June 30, 1997 and 1996 was up $2,671,000, to $32,588,000, over the $29,917,000 reported as for June 30, 1996, which signifies a 8.9% increase. Year-to-date interest expense at June 30, 1997 and 1996, was $14,490,000 and $13,660,000, respectively, which equates to a 6.1% increase in the cost of funding the growth in the balance sheet in 1997 when compared to 1996.

         The provision for loan losses for the second quarter of 1997 was $881,000, compared to $502,000 for the same period of 1996, resulting in a $379,000, or 75.5%, increase. For the six months ended June 30, 1997 and 1996, the provision was $1,645,000 and $1,003,000, respectively, also resulting in a 64% increase.

         Non-interest income, exclusive of net gains on securities sold, for the second quarter ended June 30, 1997, was $6,304,000, a 8.0% increase over the $5,835,000 reported for the same period in 1996. For the six-months ended June 30, 1996 and 1995, non-interest income, exclusive of net gains on securities sold, was $12,530,000 and $11,763,000, respectively. Total fee income for both the three-month and six-month periods ended June 30, 1997 was up 7.0% and 5.2%, respectively.

         During the three months ended June 30, 1997, non-interest expense increased $702,000, or 7.0%, over the same period in 1996. This increase reflects the normal increase in the cost of doing business. Year-to-date non-interest expense was $21,396,000 at June 30, 1997, compared to $20,412,000, for the same period ended June 30, 1996.



         At June 30, 1997, total assets for the Corporation were $930,752,000, a increase of $49,420,000, or 5.6%, from the same figure at December 31, 1996. Deposits at June 30, 1997, totaled $753,883,000, a increase of $17,516,000, or 2.4%, from the same figure at December 31, 1996.

         The allowance for loan losses as a percentage of total loans was 1.53% at June 30, 1997. The coverage ratio (allowance for loan losses as a percentage of non-performing loans) was 218%.

     Stockholders' equity at the end of the second quarter was $106,696,000, an increase of $3,871,000, or 3.8%, from the December 31, 1996 figure.
         In June 1997 the Corporation completed its trust preferred securities offering which raised $17.25 million, to be used for pending acquisitions. On August 1, 1997, the Corporation completed its acquisition of First Bank of Arkansas, Russellville, Arkansas and First Bank of Arkansas, Searcy, Arkansas. With the completion of these acquisitions, the Corporation will have total assets approximating $1.3 billion.

FINANCIAL CONDITION

         Generally speaking, the Corporation's banking subsidiaries rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in their investing activities. As is typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt. The banks' primary investing activities include loan origination's and purchases of investment securities, offset by loan payoffs and investment maturities.

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At June 30, 1997, each bank was within established guidelines and total corporate liquidity was strong. At June 30, 1997, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resell, and mortgage loans held for sale were 22.9% of total assets.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 16 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of June 30, 1997 and for the six-months ended June 30, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                                       BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
July  31, 1997


                             Part II

Item 2.  Changes in Securities.

     Recent Sales of Unregistered Securities. The following transactions are sales of unregistered shares of Class A Common Stock of the registrant which were issued to executive and senior management officers upon the exercise of rights granted under either the Simmons First National Corporation Incentive and Non-qualified Stock Option Plan or the Simmons First National Corporation Executive Stock Incentive Plan. No underwriters were involved and no underwriter's discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. Unless noted otherwise, the registrant received cash as the consideration for the transaction.

                                Number
Identity(1)    Date of Sale   of Shares   Price(2)     Type of Transaction
--------       ------------   ---------   ------       ----------------------
9 Officers     April, 1997     10,500      9.625 (3)   Incentive Stock Option
1 Officer      May, 1997        1,500      6.667       Incentive Stock Option
1 Officer      June, 1997         300      1.000       Grant of Bonus Shares
----------------

Notes:

1. The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans which occurred at the same price during a calendar month.

2. The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer. Additionally, the price paid has been adjusted to reflect the effect of the 50% stock dividend paid on December 6, 1996. The per share price paid for the Bonus shares is the par value of the Class A Common Stock.

3. Two Officers exercised their privilege under the Plan to exchange existing shares of SFNC in exercise of the incentive stock options. One such Officer exchanged 421 shares valued at $27.375 on the date of the transaction plus $25.12 in cash for the acquisition of 1,200 shares. A second Officer exchanged 300 shares at $27.375 on the date of the transaction plus $450 in cash for the acquisition of 900 shares.


Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The annual shareholders meeting of the Company was held on April 22, 1997. The matters submitted to the security holders for approval included setting the number of directors at ten (10), the election of directors, an amendment to the Articles of Incorporation to reduce the par value of the registrant's Class A Common Stock from $5.00 to $1.00 and the ratification of the adoption of the Simmons First National Corporation Executive Stock Incentive Plan.

     (b) At the annual meeting, all ten (10) nominees for director were elected by the voting of proxies solicited pursuant to Section 14 of the Security Exchange Act of 1934, without any solicitation in opposition thereto.

     (c)(i) The following table shows the required analysis of the voting by security holders to set the number of directors at ten (10):

                                  Voting of Shares
                             For       Against   Abstain
Set Number of
Directors
at Ten (10)               4,648,917      2,671     12,255

     (ii) The following table shows the required analysis of the voting by security holders for the election of directors:

                                  Voting of Shares
                             For       Against   Abstain
  W. E. Ayres             4,607,752     3,315     46,799
  Ben Floriani            4,607,752     3,315     46,799
  C. Ramon Greenwood      4,605,952     3,315     48,599
  Lara F. Hutt, III       4,601,441     3,315     46,699
  George A. Makris, Jr.   4,605,436     3,315     46,799
  J. Thomas May           4,607,752     3,315     46,799
  David R. Perdue         4,605,741     3,315     46,799
  Harry L. Ryburn         4,606,852     3,315     47,699
  Donald W. Stone         4,607,752     3,315     46,799
  Henry F. Trotter, Jr.   4,606,140     3,315     48,099

     (iii) The following table shows the required analysis of the voting by security holders for the adoption of the proposed amendment to the Articles of Incorproation to reduce the par value of the registrant's Class A Common Stock from $5.00 to $1.00:

                                  Voting of Shares
                             For       Against   Abstain
Amendment to Articles
of Incorporation to
reduce par value           4,481,195    60,923   116,131

     (iv) The following table shows the required analysis of the voting by security holders for the ratification of the adoption of the Simmons First National Corporation Executive Stock Incentive Plan:

                                  Voting of Shares
                             For       Against   Abstain
Ratification of
SFNC Executive
Stock Incentive Plan      4,236,798    287,779   124,114

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

    Exhibit
    -------
      4       Restated Articles of Incorporation

     10       Simmons First National Corporation Executive Stock Incentive Plan


(b) Reports on Form 8-K

     The registrant filed 1 Form 8-K during the quarter on June 6, 1997. The report contained disclosures under Item 5 concerning the acquisition of First Bank of Arkansas, Russellville and First Bank of Arkansas, Searcy and contained the combined financial statements of First Bank of Arkansas, Russellville and First Bank of Arkansas, Searcy, as of December 31, 1996 (audited) and March 31, 1997 (unaudited) and for the periods then ended, the statements of income and cash flows for the three (3) months ended March 31, 1996 (unaudited) and the pro forma condensed combining financial information of SFNC, First Bank of Arkansas, Russellville and First Bank of Arkansas, Searcy, for the year ended December 31, 1996 and as of and for the quarter ended March 31, 1997.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SIMMONS FIRST NATIONAL CORPORATION
                                                        (Registrant)



Date:  8/13/97                             /s/ J. Thomas May
     -----------------                 ----------------------------------------
                                          J. Thomas May, Chairman, President
                                           and Chief Executive Officer



Date:   8/13/97                            /s/ Barry L. Crow
     -----------------                 -----------------------------------------
                                        Barry L. Crow, Executive Vice President
                                             and Chief Financial Officer