Form 10-Q
period 1997-09-30
SIMMONS FIRST NATIONAL CORP
filed 1997-11-04
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1997             Commission File Number 06253
                   ------------------                                    -----


                       SIMMONS FIRST NATIONAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Arkansas                                            71-0407808
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


501 Main Street  Pine Bluff, Arkansas                                  71601
-------------------------------------------------------------------------------
Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                870-541-1350
                                                                ---------------

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


                                YES  X     NO
                                    ---      ---

Indicate the number of shares outstanding of each of issuer's classes of common stock.

                       Class A, Common           5,724,412
                       Class B, Common           None



                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX

                                                                      Page No.

Part I:     Summarized Financial Information

               Consolidated Balance Sheets --
                 September 30, 1997 and  December 31, 1996               3-4

               Consolidated Statements of Income --
                 Three months and Nine months ended
                 September 30, 1997 and 1996                               5

               Consolidated Statements of Cash Flows --
                 Nine months ended September 30, 1997 and 1996             6

               Consolidated Statements of Changes in Stockholders'
                 Equity -- Nine months ended
                  September 30, 1997 and 1996                              7

               Notes to Consolidated Financial Statements               8-17

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   18-19

               Review by Independent Certified Public Accountants         20

Part II:    Other Information                                          21-22


Part I:  Summarized Financial Information


                       Simmons First National Corporation
                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996

                                     ASSETS


                                                                         September 30,     December 31,
(In thousands)                                                                1997              1996
-------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)

Cash and non-interest bearing balances due from banks                      $    52,531    $    41,989
Interest bearing balances due from banks                                         3,713          8,312
Federal funds sold and securities purchased
   under agreements to resell                                                   42,795         18,980
                                                                           -----------    -----------
     Cash and cash equivalents                                                  99,039         69,281

Investment securities                                                          295,805        237,662
Mortgage loans held for sale, net of unrealized gains (losses)                   4,977         10,101
Assets held in trading accounts                                                     90            182

Loans                                                                          796,164        510,813
   Allowance for loan losses                                                   (12,626)        (8,366)
                                                                           -----------    -----------
     Net loans                                                                 783,538        502,447

Premises and equipment                                                          28,712         20,764
Foreclosed assets held for sale                                                  1,230            903
Interest receivable                                                             11,956          9,675
Cost of loan servicing rights acquired                                           7,327          8,906
Excess of cost over fair value of net assets acquired, at amortized cost        31,360          3,164
Other assets                                                                    12,004         18,247
                                                                           -----------    -----------

         TOTAL ASSETS                                                      $ 1,276,038    $   881,332
                                                                           ===========    ===========

The December 31, 1996 Consolidated Balance Sheet is as reported in the Corporation's 1996 Annual Report to the Stockholders.

See Notes to Consolidated Financial Statements.

                       Simmons First National Corporation
                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               September 30, December 31,
(In thousands)                                                                     1997           1996
----------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Non-interest bearing transaction accounts                                        $  141,682   $  126,568
Interest bearing transaction accounts and savings deposits                          326,744      264,554
Time deposits                                                                       590,795      345,245
                                                                                 ----------   ----------
     Total deposits                                                               1,059,221      736,367
Federal funds purchased and securities sold
   under agreements to repurchase                                                    25,893       29,079
Short-term debt                                                                      15,679        1,484
Long-term debt                                                                       50,633        1,067
Accrued interest and other liabilities                                               15,085       10,510
                                                                                 ----------   ----------
     Total liabilities                                                            1,166,511      778,507
                                                                                 ----------   ----------

STOCKHOLDERS' EQUITY

Capital stock
   Class A,  common,  par  value $1 a share  (par  value  $5 a share in 1996), authorized 10,000,000 shares, 5,724,412 issued and outstanding at 1997 and
    5,705,415 at 1996                                                                 5,724       28,527
Surplus                                                                              44,957       22,040
Undivided profits                                                                    57,549       51,106
Unrealized appreciation on available-for-sale  securities,
   net of income taxes of $738 at 1997 and $655 at 1996                               1,297        1,152
                                                                                 ----------   ----------
     Total stockholders' equity                                                     109,527      102,825
                                                                                 ----------   ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,276,038   $  881,332
                                                                                 ==========   ==========

The December 31, 1996 Consolidated Balance Sheet is as reported in the Corporation's 1996 Annual Report to the Stockholders.

See Notes to Consolidated Financial Statements.

                       Simmons First National Corporation
                        Consolidated Statements of Income
         Three Months and Nine Months Ended September 30, 1997 and 1996



                                                                    Three Months Ended      Nine Months Ended
                                                                       September 30,           September 30,
(In thousands, except per share data)                                 1997       1996        1997        1996
------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
INTEREST INCOME
   Loans                                                            $ 16,593    $ 11,509   $ 40,272    $ 32,711
   Federal funds sold and securities purchased
     under agreements to resell                                          321         156      1,431       1,086
   Investment securities                                               4,374       3,336     11,791      10,187
   Mortgage loans held for sale, net of unrealized gains (losses)         81         312        277
                                                                                                          1,101
   Assets held in trading accounts                                        76          17        124          57
   Interest bearing balances due from banks                               46          72        184         178
                                                                    --------    --------   --------    --------
         TOTAL INTEREST INCOME                                        21,491      15,402     54,079      45,320
                                                                    --------    --------   --------    --------

INTEREST EXPENSE
   Interest bearing transaction accounts and savings deposits          2,251       1,804      6,107       5,148
   Time deposits                                                       7,146       4,584     16,686      13,999
   Federal funds purchased and securities sold
     under agreements to repurchase                                      367         290      1,315         957
   Short-term debt                                                       228          21        292          50
   Long-term debt                                                        663          27        745         232
                                                                    --------    --------   --------    --------
         TOTAL INTEREST EXPENSE                                       10,655       6,726     25,145      20,386
                                                                    --------    --------   --------    --------

NET INTEREST INCOME                                                   10,836       8,676     28,934      24,934
   Provision for  loan losses                                          1,111         503      2,756       1,506
                                                                    --------    --------   --------    --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                       9,725       8,173     26,178      23,428
                                                                    --------    --------   --------    --------
NON-INTEREST INCOME
   Trust department income                                               706         562      1,833       1,592
   Service charges on deposit accounts                                 1,159         847      2,763       2,332
   Other service charges and fees                                        277         251        976         843
   Income on sale of mortgage loans, net of commissions                  119          94        342         142
   Income on investment banking, net of commissions                      344         157        746         496
   Credit card fees                                                    2,406       2,415      6,893       7,105
   Loan servicing fees                                                 2,088       1,936      5,762       5,159
   Other income                                                          115         113        429         468
   Investment securities gains, net                                       (1)       --           (1)        270
                                                                    --------    --------   --------    --------
         TOTAL NON-INTEREST INCOME                                     7,213       6,375     19,743      18,407
                                                                    --------    --------   --------    --------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                      6,083       5,353     17,232      16,404
   Occupancy expense, net                                                751         650      1,969       1,798
   Furniture and equipment expense                                       864         532      2,333       1,652
   Loss on foreclosed assets                                             156         271        735         831
   Other expense                                                       4,278       4,040     11,259      10,574
                                                                    --------    --------   --------    --------
         TOTAL NON-INTEREST EXPENSE                                   12,132      10,846     33,528      31,259
                                                                    --------    --------   --------    --------
INCOME BEFORE INCOME TAXES                                             4,806       3,702     12,393      10,576
   Provision for income taxes                                          1,420       1,154      3,605       3,125
                                                                    --------    --------   --------    --------
NET INCOME                                                          $  3,386    $  2,548   $  8,788    $  7,451
                                                                    ========    ========   ========    ========
EARNINGS PER AVERAGE COMMON SHARE                                   $   0.59    $   0.45   $   1.53    $   1.31
                                                                    ========    ========   ========    ========
DIVIDENDS PER COMMON SHARE                                          $   0.14    $   0.12   $   0.41    $   0.35
                                                                    ========    ========   ========    ========

See Notes to Consolidated Financial Statements.


                       Simmons First National Corporation
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996


                                                                     September 30,  September 30,
(In thousands, except per share data)                                    1997          1996
-------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $   8,788    $   7,451
   Items not requiring (providing) cash
     Depreciation and amortization                                        4,090        2,979
     Provision for loan losses                                            2,756        3,125
     Amortization of premiums and accretion of discounts on
      investment securities                                                 104          183
     Deferred income taxes                                                 (280)         119
     Provision for foreclosed assets                                         97          135
     Investment securities losses (gains), net                                1         (270)
     Gain on sale of premises and equipment                                  (1)         (28)
   Changes in
     Interest receivable                                                    622         (890)
     Mortgage loans held for sale, net of unrealized gains (losses)       5,124
                                                                                       9,504
     Assets held in trading accounts                                         92          168
Other assets                                                              6,595       (8,466)
     Accounts payable and accrued expenses                                  891        1,480
     Income taxes payable                                                   562         (294)
                                                                      ---------    ---------
         Net cash provided by operating activities                       29,441       15,196
                                                                      ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net origination's of loans                                           (74,495)     (38,206)
   Purchases of institutions, net of funds acquired                     (16,040)        --
    Purchase of premises and equipment                                   (2,392)      (5,266)
   Proceeds from sale of premises and equipment                             859          246
   Proceeds from sale of foreclosed assets                                  147           92
   Proceeds from sale of available-for-sale  securities                     849          265
   Proceeds from maturities of available-for-sale  securities           182,597       80,992
   Purchases of available-for-sale  securities                         (179,642)     (84,706)
   Proceeds from maturities of held-to-maturity  securities              23,091       47,712
   Purchases of held-to-maturity  securities                            (10,540)     (38,601)
                                                                      ---------    ---------
         Net cash used in investing activities                          (75,566)     (37,472)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in transaction accounts and
     savings deposits                                                     8,940        7,094
   Net increase (decrease) in time deposits                              22,835       (1,466)
   Net increase in other borrowings                                      14,195        7,103
   Dividends paid                                                        (2,345)      (1,982)
    Proceeds from issuance of long-term debt                             37,250         --
    Repayments of long-term debt                                           (263)        --
    Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                   (4,843)         131
   Issuance (repurchase) of common stock                                    114         (607)
                                                                      ---------    ---------
         Net cash provided by financing activities                       75,883       10,273
                                                                      ---------    ---------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      29,758      (12,003)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                     69,281       73,422
                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  99,039    $  61,419
                                                                      =========    =========

See Notes to Consolidated Financial Statements.

                       Simmons First National Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 1997 and 1996

                                                                       Unrealized
                                                                      Appreciation
                                                                      On Available-
                                              Common                    For-Sale      Undivided
(In thousands)                                 Stock      Surplus    Securities, Net   Profits       Total
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  $  19,083   $  22,651      $     2,025    $  53,038   $   96,797

Exercise of stock options--16,500 shares           55          70                                        125

Repurchase of common stock                        (95)       (535)                                      (630)

Securities exchanged under employee
employee option plan                              (15)        (87)                                      (102)

Net income                                                                                7,451        7,451

Cash dividends declared ($0.35 per share)                                                (1,982)      (1,982)

Change in unrealized appreciation on
available-for-sale securities, net of income
tax credit of $555                                                            (975)                     (975)
                                             --------    --------       ----------     --------    ---------

Balance, September 30, 1996                    19,028      22,099            1,050       58,507      100,684

Repurchase of common stock                        (10)        (59)                                       (69)

Common stock dividend
 -1,901,776 shares                              9,509                                    (9,509)

Net income                                                                                2,850        2,850

Cash dividends declared ($0.13 per share)                                                  (742)        (742)

Change in unrealized appreciation on
available-for-sale  securities, net of
income taxes of $58                                                            102                       102
                                             --------    --------       ----------     --------    ---------

Balance, December 31, 1996                     28,527      22,040            1,152       51,106      102,825

Common stock par value change                 (22,822)     22,822

Exercise of stock options--21,300 shares           21         156                                        177

Securities exchanged under employee
employee option plan                               (2)        (61)                                       (63)

Net income                                                                                8,788        8,788

Cash dividends declared ($0.41 per share)                                                (2,345)      (2,345)

Change in unrealized appreciation on
available-for-sale  securities, net of
income taxes of $82                                                            145                       145
                                             --------    --------       ----------     --------    ---------

Balance, September 30, 1997                 $   5,724   $  44,957      $     1,297    $  57,549   $  109,527
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

NOTE 2:  INVESTMENT SECURITIES

         The amortized cost and fair value of investments in debt securities that are held-to-maturity and available-for-sale are as follows:

                                         September 30,                               December 31,
                                             1997                                       1996
                        --------------------------------------------- ------------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
----------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury           $   21,566   $   139   $  (57) $   21,648  $   24,700    $   179  $  (122)  $   24,757
U.S. Government
  agencies                  61,296       387      (83)     61,600      35,286        527     (167)      35,646
Mortgage-backed
  securities                 3,571        13      (44)      3,540       4,243         13      (69)       4,187
State and political
  subdivisions              75,046     1,464     (196)     76,314      63,586      1,116     (327)      64,375
Other securities               214         1       --         215         332          2       (4)         330
                         ---------    ------    -----   ---------   ---------     ------   -------   ---------
                        $  161,693   $ 2,004)  $ (380) $  163,317  $  128,147    $ 1,837  $  (689)  $  129,295
                         =========    =======   ======  =========   =========     ======   ======    =========

Available-for-Sale

U.S. Treasury           $   70,001   $   710   $  (37) $   70,674  $   63,248    $ 1,006  $   (55)  $   64,199
U.S. Government
  agencies                  54,688       250      (68)     54,870      41,358        186     (135)      41,409
Mortgage-backed
  securities                   409         1       --         410          --         --       --           --
State and political
  subdivisions                 454        --       --         454          --         --       --           --
Other securities             6,525     1,179       --       7,704       3,102        805       --        3,907
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  132,077   $ 2,140   $ (105) $  134,112  $  107,708    $ 1,997  $  (190)  $  109,515
                         =========    ======    ======  =========   =========     ======   ======    =========

         The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $170,055,000 at September 30, 1997 and $86,360,000 at December 31, 1996. The approximate fair value of pledged securities amounted to $170,741,000 at September 30, 1997 and $87,399,000 at December 31, 1996.

         The book value of securities sold under agreements to repurchase amounted to $6,893,000 and $169,000 for September 30, 1997 and December 31, 1996, respectively.

         Income earned on securities for the nine months ended September 30, 1997 and 1996 is as follows:

(In thousands)           1997     1996
------------------------------------------
Taxable
  Held-to-maturity     $ 3,310   $ 3,244
  Available-for-sale     5,929     4,589

Non-taxable
  Held-to-maturity       2,549     2,354
  Available-for-sale         3      --
                       -------   -------

         Total         $11,791   $10,187
                       =======   =======

       Maturities of investment securities at September 30, 1997 are shown below:

                                                 Held-to-Maturity            Available-for-Sale
                                            -------------------------   --------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
--------------------------------------------------------------------------------------------------

One year or less                            $    16,240   $    16,267   $    33,739    $   33,852
After one through five years                     80,142        81,127        73,620        74,194
After five through ten years                     51,220        51,796        16,286        16,480
After ten years                                  10,306        10,372         1,498         1,472
Mortgage-backed  securities not due
  on a single date                                3,571         3,540           409           410
Other securities                                    214           215         6,525         7,704
                                             ----------    ----------    ----------     ---------
         Total                              $   161,693   $   163,317   $   132,077    $  134,112
                                             ==========    ==========    ==========     =========



     The table below shows gross realized gains and losses during the first nine months of 1997 and 1996.

                                                            September 30,
 (In thousands)                                          1997           1996
--------------------------------------------------------------------------------

Proceeds from sales                                 $       849     $       265
                                                     ==========      ==========
   (Does not include called bonds)

Gross gains                                                   2             270
Gross losses                                                  3              --
                                                     ----------      ----------

Securities gains (losses)                           $        (1)    $       270
                                                     ===========     ==========

         Approximately 9.3 percent of the state and political subdivision securities are rated A or above. Of the remaining securities, most are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The various categories are summarized as follows:

                                            September 30,  December 31,
(In thousands)                                  1997          1996
-----------------------------------------------------------------------
Consumer
   Credit cards                                $172,850     $166,346
   Student loans                                 63,640       64,193
   Other consumer                               114,928       65,384
Real estate
   Construction                                  31,140       20,325
   Single family residential                    132,627       57,251
   Other commercial                              90,571       60,439
Commercial
   Commercial                                   135,324       41,375
   Agricultural                                  43,239       21,003
   Financial institutions                         7,038        8,469
Other                                             4,807        6,028
                                               --------     --------
Total loans before allowance for loan losses   $796,164     $510,813
                                               ========     ========

         During the first nine months of 1997, foreclosed assets held for sale increased $327,000 to $1,230,000 and are carried at the lower of cost or fair market value. Non-accrual loans and other non-performing loans for the
Corporation at September 30, 1997, $5,181,000 and $2,756,000, respectively, bringing the total of non-performing assets to $9,167,000.


       Transactions in the allowance for loan losses are as follows:
                                                   September 30,  December 31,
(In thousands)                                          1997        1996
------------------------------------------------------------------------------

Balance, beginning of year                              $ 8,366   $ 8,418
Additions
   Allowance for loan losses of acquired institutions     4,028      --
   Provision charged to expense                           2,756     1,506
                                                        -------   -------
                                                         15,150     9,924
Deductions
   Losses charged to allowance, net of recoveries
     of $442 and $324 for the first nine months of
     1997 and 1996, respectively                          2,524     1,624
                                                        -------   -------

Balance, September 30                                   $12,626   $ 8,300
                                                        =======   -------

Additions
   Provision charged to expense                                       835

Deductions
   Losses charged to allowance, net of recoveries
     of $167 for the last three months of
     1996                                                             769
                                                                  -------

Balance, end of year                                              $ 8,366
                                                                  =======

         At September 30, 1997 and December 31, 1996, impaired loans totaled $9,788,000 and $4,912,000, respectively, all of which had reserves allocated. An allowance of $1,680,000 and $831,000 for possible losses related to those loans at September 30, 1997 and December 31, 1996, respectively.

         Interest of $215,000 and $197,000 was recognized on average impaired loans of $5,776,000 and $4,162,000 as of September 30, 1997 and 1996,
respectively. Interest recognized on impaired loans on a cash basis during the first nine months of 1997 and 1996 was immaterial.

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

         On August 1, 1997, Simmons First National Corporation acquired all the outstanding capital stock of First Bank of Arkansas, Searcy, Arkansas and First Bank of Arkansas, Russellville, Arkansas, in a cash purchase transaction of $53 million and changed the respective names of the banks to Simmons First Bank of Searcy and Simmons First Bank of Russellville. The banks acquired had consolidated assets, as adjusted of $362 million, as of August 1, 1997,

NOTE 5:  CERTAIN TRANSACTIONS

         From time to time the Corporation and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families, and from time to time directors, officers and their associates and members of their immediate families have placed deposits with Simmons First National Bank, Simmons First Bank of South Arkansas, Simmons First Bank of Jonesboro, Simmons First Bank of Dumas, Simmons First Bank of Northwest Arkansas, Simmons First Bank of Russellville, and Simmons First Bank of Searcy. Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

NOTE 6:  STOCK OPTIONS AND RESTRICTED STOCK

         As of September 30, 1997, options to acquire 260,800 shares of common stock of the Corporation had been granted through employee stock option incentive plans. There were 105,650 exercisable options at the end of the third quarter of 1997. Thirty-seven thousand eight hundred shares have been issued upon exercise of options. As of September 30, 1997, three thousand shares of common stock of the corporation had been granted and issued as Bonus Shares of restricted stock.

NOTE 7:  ADDITIONAL CASH FLOW INFORMATION

                           Nine Months Ended
                             September 30,
(In thousands)             1997        1996
------------------------------------------------

Interest paid            $24,846     $20,280
Income taxes paid        $ 3,313     $ 3,206

NOTE 8:  INCOME TAXES

         The   provision   for  income  taxes  is  comprised  of  the  following
components:

                                September 30, September 30,
(In thousands)                       1997         1996
-----------------------------------------------------------

Income taxes currently payable     $ 3,885      $ 3,006
Deferred income taxes                 (280)         119
                                   -------      -------
Provision for income taxes         $ 3,605      $ 3,125
                                   =======      =======

         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:

                                          September 30, December 31,
(In thousands)                                1997        1996
--------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                $ 3,049    $ 2,952
   Valuation  of foreclosed assets
     held for sale                              314        299
   Deferred compensation payable                559        445
   Deferred loan fee income                     680        642
   Other                                        864        706
                                            -------    -------
    Total deferred tax assets                 5,466      5,044
                                            -------    -------

Deferred tax liabilities
   Accumulated depreciation                    (801)      (776)
   Available-for-sale  securities              (738)      (655)
   Other                                       (405)      (288)
                                            -------    -------
      Total deferred tax liabilities         (1,944)    (1,719)
                                            -------    -------
Net deferred tax assets included in other
      assets on balance sheets              $ 3,522    $ 3,325
                                            =======    =======

         A reconciliation of income tax expense at the statutory rate to the Corporation's actual income tax expense is shown below:

                                     September 30, September 30,
(In thousands)                           1997          1996
----------------------------------------------------------------
Computed at the statutory rate (34%)   $ 4,214       $ 3,596

Increase (decrease) resulting from:
   Tax exempt income                      (926)         (855)
   Other differences, net                  317           384
                                       -------       -------

Actual tax provision                   $ 3,605       $ 3,125
                                       =======       =======

NOTE 9:  TIME DEPOSITS

         Time deposits include approximately $188,528,000 and $88,731,000 of certificates of deposit of $100,000 or more at September 30, 1997, and December 31, 1996, respectively.

NOTE 10: COMMITMENTS AND CREDIT RISK

         The seven affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 21.7% and 32.6% of the portfolio, as of September 30, 1997 and December 31, 1996, respectively.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments extended over varying periods of time, with the majority being disbursed within a one year period at fixed rates of interest. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.

         At September 30, 1997, the Corporation had outstanding commitments to extend credit aggregating approximately $164,424,000 and $110,957,000 for credit card commitments and other loan commitments, respectively. At December 31, 1996, the Corporation had outstanding commitments to extend credit aggregating approximately $160,938,000 and $102,574,000 for credit card commitments and other loan commitments, respectively.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $6,503,000 and $2,113,000 at September 30, 1997 and December 31, 1996, respectively, with terms ranging from 90 days to one year.

         Mortgage loans serviced for others totaled $1,353,688,000 and $1,477,945,000 at September 30, 1997 and December 31, 1996, respectively. A reserve has been established for potential loss obligations, based on management's evaluation of a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency, and amounts previously advanced on behalf of the borrower that the Corporation does not expect to recover. This reserve is netted against foreclosure receivables included in other assets. As of September 30, 1997 and December 31, 1996, this reserve balance was $729,000 and $566,000, respectively.

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

NOTE 12: LONG-TERM DEBT

     Long-term debt at September 30, 1997 and December 31, 1996, consisted of the following components:

                                                               September 30,    December 31,
(In thousands)                                                     1997            1996
-------------------------------------------------------------------------------------------------

7.32% note due 2007, secured by bank stock                      $  20,000       $      --
9.75% note due 2008, secured by land and building                   1,051           1,067
5.62% to 8.41% FHLB advances due 1998 to 2015,
   secured by residental real estate loans                         12,332              --
Trust preferred securities                                         17,250              --
                                                                 --------        --------

                                                                $  50,633       $   1,067
                                                                 ========        ========

         During the second quarter of 1997, the Corporation formed a wholly owned grantor trust subsidiary (the Trust) to issue preferred securities (Preferred Securities) representing undivided beneficial interests in the assets of the respective Trust and to invest the gross proceeds of such Preferred Securities into notes of the Corporation. The sole assets of the Trust is $17.8 million aggregate principal amount of the Corporation's 9.12% Subordinated Debenture Notes due 2027 which are redeemable beginning in 2002. Such securities qualify as Tier 1 Capital for regulatory purposes.

         Aggregate annual maturities of long-term debt at September 30, 1997 are:

                                                         Annual
(In thousands)                           Year          Maturities
---------------------------------------------------------------------

                                         1997           $      236
                                         1998                3,980
                                         1999                2,968
                                         2000                3,010
                                         2001                3,234
                                      Thereafter            37,205
                                                         ---------
                                         Total          $   50,633
                                                         =========

NOTE 13: UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent corporation without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At September 30, 1997, the bank subsidiaries had approximately $3 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies.

         The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of September 30, 1997, each of the seven subsidiary banks met the capital standards for a well-capitalized institution. The Corporation's "total risk-based capital" ratio was 12.8% at September 30, 1997.

NOTE 14: CAPITAL STOCK

         At the April 22, 1997 annual meeting of shareholders, an amendment to the Articles of Incorporation was approved reducing the par value of the class A common stock of the Company from $5.00 to $1.00.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 1997, was $3,386,000, an increase of $838,000, or 32.9%, over the same period in 1996. Earnings per share for the three-month periods ended September 30, 1997 and 1996, were $.59 and $.45, respectively, when adjusted for the fifty percent stock dividend paid in the fourth quarter of 1996. Net income for the third quarter of 1996 includes a one-time, pretax charge of $687,000 to recapitalize the Savings Association Insurance Fund (SAIF). The negative impact of this charge in 1996 to both the quarterly and year-to-date earnings was $.08 per share. If the earnings for the third quarter of 1996 were adjusted for the SAIF assessment, earnings for that period would have been $.53 per share. Earnings for the nine-month period ended September 30, 1997, were $8,788,000, or an increase of $1,337,000 over the September 30, 1996 earnings of $7,451,000. Year-to-date earnings on a per share basis as of September 30, 1997 were $1.53 compared to $1.31 at September 30, 1996, reflecting a 16.8% increase. Return on average assets and return on average stockholder's equity for the nine-month period ended September 30, 1997 was 1.19% and 11.00%, compared to 1.20% and 10.06%, respectively, for the same period in 1996.

         Cash earnings (net income excluding amortization of intangibles) for the third quarter of 1997 were $.64 per share compared with $.46 for the third quarter of 1996, reflecting a 39.1% increase. Year-to-date cash earnings on a per share basis as of September 30, 1997 were $1.61 compared to $1.34 at September 30, 1996, reflecting a 20.2% increase. Cash return on average assets was 1.26% and cash return on average stockholders' equity was 11.53% for the nine-month period ended September 30, 1997, compared with 1.24% and 10.34%, respectively, for the same period in 1996.

         Growth in earning assets, coupled with an increase in non-interest income, contributed to the Company's earnings performance in the third quarter 1997, compared to the same period in 1996.

         As of August 1, 1997, the Corporation completed the acquisition of First Bank of Arkansas, Russellville, Arkansas and First Bank of Arkansas, Searcy, Arkansas in a cash purchase transaction of $53 million. This transaction was partially financed with the proceeds of the issuance of long-term debt, $20,000,000 and the proceeds of the prior issuance of Simmons First Capital Trust Preferred Securities, $17,250,000. The banks acquired had consolidated assets, as adjusted, of $362 million, as of August 1, 1997.

         Net interest income, the difference between interest income and interest expense, for the three-month period ended September 30, 1997, increased $2,160,000, or 24.9%, when compared to the same period in 1996, due to the increase in earning assets and a strong interest margin. During the third quarter, interest income increased $6,089,000, or 39.5%, while interest expense increased $3,929,000, or 58.4%, when compared to the same period in 1996. For the nine-months ended September 30, 1997 and 1996, net interest income was $28,934,000 and $24,934,000, respectively. This represents an increase of $4,000,000, or 16.0%. Interest income for the nine-month periods ended September 30, 1997 and 1996 was up $8,759,000, to $54,079,000, over the $45,320,000 reported as for September 30, 1996, which signifies a 19.3% increase. Year-to-date interest expense at September 30, 1997 and 1996, was $25,145,000 and $20,386,000, respectively, which equates to a 23.3% increase in the cost of funding the growth in the balance sheet in 1997 when compared to 1996.

         The provision for loan losses for the third quarter of 1997 was $1,111,000, compared to $503,000 for the same period of 1996, resulting in a $608,000, or 121%, increase. For the nine months ended September 30, 1997 and 1996, the provision was $2,756,000 and $1,506,000, respectively, also resulting in a 83% increase.

         Non-interest income, exclusive of net gains on securities sold, for the third quarter ended September 30, 1997, was $7,214,000, a 13.2% increase over the $6,375,000 reported for the same period in 1996. For the nine-months ended September 30, 1996 and 1995, non-interest income, exclusive of net gains on securities sold, was $19,744,000 and $18,407,000, respectively. Total fee income for both the three-month and nine-month periods ended September 30, 1997 was up 10.4% and 7.0%, respectively.

         During the three months ended September 30, 1997, non-interest expense increased $1,286,000, or 11.9%, over the same period in 1996. This increase reflects the normal increase in the cost of doing business, coupled with acquisition's. Year-to-date non-interest expense was $33,528,000 at September 30, 1997, compared to $31,259,000, for the same period ended September 30, 1996.

         Total assets for the Corporation at September 30, 1997, were $1.276 billion, an increase of $394.7 million, or 44.8%, over the same figure at December 31, 1996. Deposits at September 30, 1997, totaled $1.059 billion, a increase of $323 million, or 43.8%, from the same figure at December 31, 1996. Stockholders' equity at the end of the third quarter was $109,527,000, an increase of $6,702,000, or 6.5%, from the December 31, 1996 figure.

         Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.59% as of September 30, 1997, compared to 1.64% for the same date in 1996. As of September 30, 1997, non-performing loans equaled 1.0% of total loans, while the allowance for loan losses equaled 159% of non-performing loans.

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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At September 30, 1997, each bank was within established guidelines and total corporate liquidity was strong. At September 30, 1997, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resell, and mortgage loans held for sale were 18.7% of total assets.


               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 16 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of September 30, 1997 and for the nine-months ended September 30, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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




                                                   BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
October  30, 1997





Part II:  Other Information


Item 2.  Changes in Securities and Use of Proceeds

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

                                 Number                         Type of
Identity(1)    Date of Sale     of Shares    Price(2)         Transaction
-------------------------------------------------------------------------------
1 Officer      August, 1997         300      $25.6667    Incentive Stock Option

1 Officer      September, 1997    1,500      $ 8.2917    Incentive Stock Option
_______________

Notes:

     1. The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans which occurred at the same price during a calendar month.

     2. The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer. The price paid and number of shares issued has been adjusted to reflect the effect of the stock dividends paid by the Company since the option was granted.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

     The registrant filed 1 Form 8-K during the quarter on August 11, 1997. The report contained disclosures under Item 2 concerning the acquisition of First Bank of Arkansas, Russellville and First Bank of Arkansas, Searcy and incorporated by reference to Form 8-K, filed on June 6, 1997, the combined financial statements of First Bank of Arkansas, Russellville and First Bank of Arkansas, Searcy, as of December 31, 1996 (audited) and March 31, 1997 (unaudited) and for the periods then ended, the statements of income and cash flows for the three (3) months ended March 31, 1996 (unaudited) and the pro forma condensed combining financial information of SFNC, First Bank of Arkansas, Russellville and First Bank of Arkansas, Searcy, for the year ended December 31, 1996 and as of and for the quarter ended March 31, 1997.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SIMMONS FIRST NATIONAL CORPORATION
                                    ------------------------------------------
                                                   (Registrant)



Date: 10/30/97                          /s/ J. Thomas May
     ---------------               --------------------------------------------
                                      J. Thomas May,  Chairman,
                                      President and  Chief Executive Officer


Date:  10/30/97                         /s/ Barry L. Crow
     ---------------               --------------------------------------------
                                      Barry L. Crow, Executive Vice President
                                      and Chief Financial Officer