Form 10-K
period 1997-12-31
SIMMONS FIRST NATIONAL CORP
filed 1998-03-25
CIK 90498

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d)of the Exchange Act of 1934 For the fiscal year ended: December 31, 1997
                                       OR
[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
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

                      Class A Common Stock, $1.00 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock, par value $1.00 per share, held by non-affiliates on March 17, 1998, was approximately $228,650,000.

The number of shares outstanding of the Registrant's Common Stock as of March 17, 1998 was 5,728,872.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 1998.


                                 FORM 10-K INDEX

Part I

Item 1     Business..........................................................
Item 2     Properties........................................................
Item 3     Legal Proceedings.................................................
Item 4     Submission of Matters to a Vote of Security-Holders...............


Part II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters
Item 6     Selected Consolidated Financial Data..............................
Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................
Item 8     Consolidated Financial Statements and Supplementary Data..........
Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................


Part III

Item 10    Directors and Executive Officers of the Company...................
Item 11    Executive Compensation............................................
Item 12    Security Ownership of Certain Beneficial Owners and Management....
Item 13    Certain Relationships and Related Transactions....................

Part IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K...
Signatures ..................................................................



                                     PART I

ITEM 1.           BUSINESS.

The Company and the Banks

          Simmons First National Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. At December 31, 1997 the Company had consolidated total assets of $1.326 billion, consolidated net loans of $794.2 million and total equity capital of $112.1 million. The Company owns seven subsidiary banks in Arkansas. Its lead bank, Simmons First National Bank (the "Bank"), is a national bank which has been in operation since 1903. The Bank's primary market area, with the exception of its nationally-provided credit card and mortgage banking services, is the State of Arkansas. The Company also owns six community banks, Simmons First Bank of Jonesboro ("Simmons/Jonesboro"), and Simmons First Bank of South Arkansas
("Simmons/South"), both acquired in 1984; Simmons First Bank of Dumas ("Simmons/Dumas"), Simmons First Bank of Northwest Arkansas ("Simmons/Northwest"), both acquired in 1995; Simmons First Bank of Russellville ("Simmons/Russellville") and Simmons First Bank of Searcy ("Simmons/Searcy"), both acquired in 1997. Simmons/Northwest, formerly Simmons First Bank of Dermott, changed its name when the charter was moved to Rogers, Arkansas, in August, 1996. The three branches of the Bank located in Rogers, Springdale, and Bella Vista, Arkansas, were then sold to the relocated bank. Headquarters for Simmons/Northwest is now the Rogers office. The banking facility remaining at Dermott, along with its assets and liabilities, were then transferred to Simmons/South, formerly known as Simmons First Bank of Lake Village. The Dermott location is now a branch of Simmons/South. The Company's banking subsidiaries conduct their operations through 40 offices located in 21 communities in Arkansas.

          Through its banking subsidiaries, the Company emphasizes retail banking services, and it considers the Bank to be a national leader in providing credit card services. The Bank has offered credit card services since 1967, and at December 31, 1997, the Bank had approximately $179.8 million in credit card loans in the loan portfolio, representing approximately 22.6% of total consolidated loans. The Bank has consistently employed stringent, subjectively-based credit standards in making credit decisions concerning card applicants, rather than using a credit scoring, or statistical profile system typically employed by other credit card issuers. Management believes this individualized approach to decision-making, emphasizing credit histories and individual borrower profiles, has been a significant positive factor in producing a high quality credit card loan portfolio, which continues to rank far below the national averages in delinquency and net loss ratios.

          The Bank is a leading provider of guaranteed student loans in Arkansas. On December 31, 1997, the Bank owned and serviced approximately $63.3 million, or approximately 8.0% of the Company's total consolidated loans.

          The Company provides mortgage banking services through the Bank's production and sale of Arkansas residential real estate mortgages and servicing of residential real estate mortgages on properties located primarily in the South, Midwest and Southwest United States. At December 31, 1997, the Bank was servicing, primarily for others, approximately $1.3 billion of residential real estate mortgages.

          The Company's banks also provide commercial banking services to individuals and businesses, including a wide range of commercial and agricultural loans, deposit, checking and savings accounts, personal and corporate trust services and investment management, and securities and investment services through selected banking locations in the State of Arkansas.


Growth Strategy

          The Company's growth strategy is to expand in its primary market areas by capitalizing on opportunities presented by the State of Arkansas and expanding through further banking acquisitions. The most significant opportunities for internal growth will come from Simmons/Northwest, Simmons/Searcy and Simmons/Jonesboro, which are located in some of the fastest growing areas in the state, and the Company's continued expansion into the Little Rock market. With an increased presence in Arkansas, ongoing investments in technology, and enhanced products and services the Company is positioned to meet the demands of the State of Arkansas.

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

          As more credit card issuers have entered the market for merchant customers in Arkansas during the past several years, competition has intensified for merchant customers and their related business, primarily on the basis of price and quality of service. Independent sales organizations employed by out of state processors constitute the majority of this increased competition. While the Bank's merchant volume has shown a modest increase for the past three years, management believes that most card issuers in the Arkansas market have experienced declines in their merchant volume and expects the Bank's merchant volume will experience a period of flat or declined growth in the future due to these continuing competitive conditions.

          The Company's banking subsidiaries are also in competition with major national and international retail banking establishments, brokerage firms and other financial institutions within and outside Arkansas. Competition with these financial institutions is expected to increase, especially with the increase in interstate banking.

Employees

          As of December 31, 1997, the Company and its subsidiaries had 721 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.


Executive Officers of the Company

          The following is a list of all executive officers of the Company. Executive officers are elected annually by the Board of Directors.

NAME                       AGE      POSITION                                            YEARS SERVED
J. Thomas May              51       President and Chief Executive Officer               11

Barry L. Crow              55       Executive Vice President and                        26
                                    Chief Financial Officer

John L. Rush               63       Secretary                                           30


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

        The Company is subject to certain laws and regulations of the State of Arkansas applicable to bank holding companies, including examination and supervision by the Arkansas Bank Commissioner. Under Arkansas law, a bank holding company is prohibited from owning more than one subsidiary bank, if any subsidiary bank owned by the holding company has been chartered for less than 5 years and, further, requires the approval of the Arkansas Bank Commissioner for any acquisition of more than 25% of the capital stock of any other bank located in Arkansas. No bank acquisition may be approved if, after such acquisition, the holding company would control, directly or indirectly, banks having 25% of the total bank deposits in the State of Arkansas, excluding deposits of other banks and public funds.

        Legislation enacted in 1994, which became effective September 29, 1995, which now allows bank holding companies from any state to acquire banks located in any state without regard to state law, provided that the bank holding company
(1) is adequately capitalized, (2) is adequately managed, (3) would not control more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in such state, and (4) such bank has been in existence at least five years if so required by the applicable state law.


Subsidiary Banks

        Simmons First National Bank, a national banking association, is subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States ("OCC"). Simmons/Jonesboro, Simmons/South, Simmons/Dumas, Simmons/Northwest, Simmons/Russellville and Simmons/Searcy, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation ("FDIC") and the Arkansas State Bank Department. The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount which may be lent to a single borrower.

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

Risk-Weighted Capital Requirements for the Company and the Banks

        Since 1993, banking organizations (including bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. A well capitalized institution is one that has at least a 10% "total risk based capital" ratio. For a tabular summary of the Company's risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" and Note 18 of the Notes To Consolidated Financial Statements.

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

Recent Legislation for Bank Holding Companies and Banks


        As part of the omnibus spending bill passed by Congress in September, 1996, banks which have acquired thrift deposits must contribute to the re-capitalization of the Savings Association Insurance Fund (SAIF). For the "Bank" the one-time pretax charge of $687,000 was charged against third quarter, 1996, earnings.

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


ITEM 2. PROPERTIES.

        The principal offices of the Company and the Bank consist of an eleven-story office building and adjacent office space, located in the central business district of the city of Pine Bluff, Arkansas. The building and adjacent office space is comprised of approximately 166,000 square feet of floor space, approximately 7,500 square feet of which is leased to a tenant as office space.

        The Company and its subsidiaries own or lease additional offices throughout the State of Arkansas. As of December 31, 1997, the company's seven banks are conducting financial operations from 40 offices in 21 communities throughout Arkansas.

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


                                                                           Quarterly
                                                Price Per                  Dividends
                                               Common Share                Per Common
                                           High            Low               Share
---------------------------------------------------------------------------------------
1997

1st quarter                           $     28.00      $     25.50      $      0.13
2nd quarter                                 30.00            27.00             0.14
3rd quarter                                 36.50            29.50             0.14
4th quarter                                 42.00            35.00             0.15


1996

1st quarter                           $     22.67      $     20.50      $      0.11
2nd quarter                                 22.42            22.00             0.12
3rd quarter                                 23.00            21.83             0.12
4th quarter                                 27.25            26.00             0.13

        At  December  31,  1997,   the  Common  Stock  was  held  of  record  by
approximately 1,225 stockholders. On March 17, 1998, the last sale price for the Common Stock as reported by NASDAQ was $47.00 per share.

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

        The Company's principal source of funds for dividend payments to its stockholders are dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank in any year, in excess of the sum of net income for that year and retained earnings for the preceding two years, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Dumas, Simmons/Northwest, Simmons/South, Simmons/Russellville and Simmons/Searcy, regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 1997, approximately $5 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition-Liquidity and Market Risk Management," and Note 18 of Notes to Consolidated Financial Statements.

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

ITEM 6:           SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this annual report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 were derived from consolidated financial statements of the Company, which were audited by Baird, Kurtz & Dobson. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively to reflect the effects of the stock dividend on a consisitent basis. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.


                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                               Years Ended December 31 (1)
(In thousands,
except per share data)                        1997            1996            1995            1994          1993
--------------------------------------------------------------------------------------------------------------------
Income statement data:
   Net interest income                   $      40,415    $    33,805    $    31,764    $    29,259    $    28,450
   Provision for loan losses                     4,013          2,341          2,092          2,050          3,006
   Net interest income after provision
     for loan losses                            36,402         31,464         29,672         27,209         25,444
   Non-interest income                          27,545         25,116         24,365         24,847         26,129
   Non-interest expense                         46,934         41,956         39,820         38,415         38,711
   Provision for income taxes                    5,024          4,323          4,198          3,781          3,466
   Net income                                   11,989         10,301         10,019          9,860          9,396

Per share data:
   Basic earnings                                 2.10           1.81           1.77           1.79           1.85
   Diluted earnings                               2.07           1.79           1.75           1.77           1.84
   Cash earnings                                  2.24           1.85           1.82           1.84           1.91
   Book value                                    19.57          18.02          16.91          15.17          13.66
   Dividends                                      0.56           0.48           0.40           0.31           0.27

Balance sheet data at period end:
   Assets                                    1,326,145        881,332        839,884        713,262        738,760
   Loans                                       794,183        510,813        471,956        418,392        394,426
   Allowance for loan losses                    12,628          8,366          8,418          7,790          7,430
   Deposits                                  1,104,501        736,367        704,768        583,538        610,355
   Long-term debt                               50,281          1,067          4,757         12,144         12,178
   Stockholders' equity                        112,082        102,825         96,797         83,700         75,335
Capital ratios at period end:
   Stockholders' equity to
     total assets                                8.45%         11.67%         11.53%         11.73%         10.20%
   Leverage (2)                                  7.52%         11.70%         10.91%         11.47%         10.21%
Tier 1                                          11.55%         18.66%         18.63%         19.25%         17.19%
   Total risk-based                             12.81%         19.91%         20.03%         21.56%         20.01%

Selected ratios:
   Return on average assets                      1.13%          1.22%          1.30%          1.39%          1.33%
   Return on average common equity              11.13%         10.31%         10.95%         12.28%         14.31%
   Net interest margin(3)                        4.37%          4.65%          4.77%          4.80%          4.75%
   Allowance/nonperforming loans               156.81%        168.58%        260.46%        248.73%        177.92%
Allowance for loan losses as a
     percentage of average loans                 1.98%          1.73%          1.91%          1.99%          1.88%
   Nonperforming loans as a percentage
     of period-end loans                         1.01%          0.97%          0.68%          0.75%          1.06%
   Net charge-offs as a percentage
     of average total assets                     0.35%          0.28%          0.24%          0.24%          0.19%
   Dividend payout                              26.72%         26.47%         22.79%         17.32%         14.59%

(1) The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related
Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report. (2) Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investments. (3) Fully taxable equivalent (36.25% for 1997 through 1995 and 34% for 1994 and 1993)


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Simmons First National Corporation (SFNC) achieved record earnings performance in 1997. Earnings for the period ended December 31, 1997, were $11,989,000, or an increase of $1,688,000 over the December 31, 1996 earnings of $10,301,000. Basic earnings per share for the year were $2.10, an increase of 16.0% from $1.81 in 1996. Diluted earnings per share for the year were $2.07, an increase of 15.6% from $1.79 in 1996. Net income for 1996 includes a one-time, pretax charge of $687,000 to recapitalize the Savings Association Insurance Fund
(SAIF). The negative impact of this charge in 1996 was $.08 per share. If the earnings for 1996 were adjusted for the SAIF assessment, basic earnings per share would have been $1.89. Return on average assets and return on average stockholder's equity for the period ended December 31, 1997 was 1.13% and 11.13%, compared to 1.22% and 10.31%, respectively, for the same period in 1996.

         Because of the Corporation's emphasis on cash acquisitions as both a growth and a capital management strategy, cash earnings (net income excluding amortization of intangible assets) are an integral component of earnings. Cash earnings, on a per share basis as of December 31, 1997, were $2.24 compared to $1.85 at December 31, 1996, reflecting a 21.1% increase. Cash return on average assets was 1.22% and cash return on average stockholders' equity was 11.88% for the period ended December 31, 1997, compared with 1.26% and 10.58%, respectively, for the same period in 1996.

         Total assets for the Corporation at December 31, 1997, were $1.326 billion, an increase of $444.8 million over the same figure at December 31, 1996. Stockholders' equity at the end of 1997 was $112.1 million, a $9.3 million, or 9.0%, increase for the period ended December 31, 1996.

         Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.59% as of December 31, 1997, compared to 1.64% for the same date in 1996. As of December 31, 1997, non-performing loans equaled
1.01% of total loans, while the allowance for loan losses equaled 157% of non-performing loans.

         Simmons First National Corporation is a multi-bank holding company, with banks in Pine Bluff, Jonesboro, Lake Village, Dumas, Rogers, Russellville and Searcy, Arkansas. The Corporation's seven banks are conducting financial operations from 40 offices in 21 communities throughout Arkansas.

Acquisitions

         On April 1, 1995, the Company completed the acquisition of Dumas Bancshares, Inc. (DBI) by issuing 205,851 shares of common stock and utilizing cash of $1.5 million in a transaction valued at $5 million. DBI was merged into the Company. DBI owned Dumas State Bank, Dumas, Arkansas and First State Bank, Gould, Arkansas, with consolidated assets at March 31, 1995, of approximately $42 million. First State Bank, which had branches in Grady and Star City, Arkansas, in addition to its primary location in Gould, Arkansas, was merged into Simmons First National Bank, SFNC's lead bank. Dumas State Bank became Simmons First Bank of Dumas and has continued to operate as a subsidiary bank of the Company.

         On August 1, 1995, the Company completed the acquisition of Dermott State Bank Bancshares, Inc. (DSBB), located in Dermott, Arkansas, in a cash transaction valued at approximately $2.4 million, at the time of acquisition. DSBB, the single-bank holding company for Dermott State Bank, had approximately $20 million in consolidated assets. DSBB was liquidated into the Company and Dermott State Bank became Simmons First Bank of Dermott.

         In February, 1996, the flagship bank, Simmons First National Bank, located in Pine Bluff, opened an additional branch in Little Rock, Arkansas. This branch represents the Company's initial entry into the this key Arkansas market.

         In August, 1996, the Company repositioned its banking operations to benefit its customers through improved personal service and operating efficiency. The Simmons First Bank of Dermott charter was moved to Rogers, Arkansas. The three branches of Simmons First National Bank, located in Rogers, Springdale and Bella Vista, Arkansas, were acquired by the relocated bank and the bank name was changed to Simmons First Bank of Northwest Arkansas, whose headquarters is now the Rogers office. The banking facility remaining at Dermott, along with its assets and liabilities, was transferred to Simmons First Bank of Lake Village, Arkansas and is now a branch of that bank. The name of Simmons First Bank of Lake Village was subsequently changed to Simmons First Bank of South Arkansas.

         On August 1, 1997 Simmons First National Corporation acquired all the outstanding capital stock of First Bank of Arkansas , Searcy, Arkansas and First Bank of Arkansas, Russellville, Arkansas, in a cash purchase transaction of $53 million and changed the respective names of the banks to Simmons First Bank of Searcy and Simmons First Bank of Russellville. The banks acquired had consolidated assets, as adjusted of $362 million, as of August 1, 1997.

Earnings Review For the Years 1997, 1996 and 1995

         In 1997, the Company reported record net earnings of $11,989,000 and basic earnings per share of $2.10. This compares to net earnings of $10,301,000 and $10,019,000, and basic earnings per share of $1.81 and $1.77, reported in 1996 and 1995, respectively. The earnings increase in 1997 was predominantly the result of growth in both loans and deposits coupled with an increase in non-interest income.


Net Interest Income

         Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the combined federal and state income tax rate (36.25% for 1997 through 1995).

         For the year ended December 31, 1997, net interest income on a fully taxable equivalent basis was $42.3 million, an increase of approximately $6.8 million, or 19.2%, from 1996 net interest income. The increase in 1997 in net interest income resulted primarily from the growth due to acquisitions and general growth in earning assets throughout the company. The growth offset a decrease in net interest margin resulting from a higher cost of funds. The net interest margin was 4.37% in 1997, compared to 4.65% in 1996 and 4.77% in 1995. For the year ended December 31, 1996, net interest income on a fully taxable equivalent basis was $35.5 million, an increase of approximately $2.2 million, or 6.5%, from comparable figures in 1995. The increase in 1996 in net interest income resulted primarily from growth in earning assets. The growth offsets a decrease in net interest margin resulting from a higher cost of funds. The tables below reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 1997, 1996 and 1995, respectively, as well as changes in fully taxable equivalent net interest income for the years 1997 versus 1996 and 1996 versus 1995.


Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

                                          Years Ended December 31
(In thousands)                           1997       1996       1995
----------------------------------------------------------------------
Interest income                        $78,406    $61,367    $56,229
FTE adjustment                           1,880      1,692      1,551
                                       -------    -------    -------

Interest income - FTE                   80,286     63,059     57,780
Interest expense                        37,991     27,562     24,465
                                       -------    -------    -------

Net interest income - FTE              $42,295    $35,497    $33,315
                                       =======    =======    =======

Yield on earning assets - FTE            8.29%      8.26%      8.27%

Cost of interest bearing liabilities     4.61%      4.36%      4.28%

Net interest spread - FTE                3.68%      3.90%      3.99%

Net interest margin - FTE                4.37%      4.65%      4.77%


Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)                                           1997 vs. 1996   1996 vs.1995
--------------------------------------------------------------------------------------
Increase due to change in earning assets                    $ 17,195      $  5,713
Increase (decrease) due to change in earning asset yields         32          (434)
Decrease due to change in interest rates paid on
       interest bearing  liabilities                         (10,047)         (559)
Decrease due to change in interest bearing liabilities          (382)       (2,538)
                                                            --------      --------
Increase in net interest income                             $  6,798      $  2,182
                                                            ========      ========


         The following table shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 1997. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

     Under Financial Accounting Standard Board Statement No. 91 (SFAS 91), loan fees and related costs are deferred and amortized as part of interest income.


Average Balance Sheets and Net Interest Income Analysis

                                                                        Years Ended December 31
                                        -------------------------------------------------------------------------------------
                                                   1997                          1996                           1995
                                        ----------------------------  ---------------------------  --------------------------
                                         Average      Income/ Yield/   Average   Income/  Yield/    Average  Income/  Yield/
(In thousands)                           Balance     Expense  Rate(%)  Balance   Expense  Rate(%)   Balance  Expense  Rate(%)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Earning Assets
   Interest bearing balances
     due from banks                     $    4,678  $      233  4.98  $    5,258 $     291  5.54  $  2,069  $     120  5.82
Federal funds sold                          46,281       2,593  5.60      32,213     1,680  5.22    33,571      1,858  5.54
Investment securities - taxable            202,576      12,944  6.39     161,537    10,499  6.50   150,871     10,080  6.68
Investment securities - non-taxable         69,005       5,316  7.70      60,951     4,739  7.78    54,164      4,378  8.08
Mortgage loans held for sale,
   net of unrealized gains (losses)          5,567         407  7.31      17,768     1,333  7.50    16,383      1,250  7.63
Assets held in trading accounts              2,224         139  6.25       1,110        68  6.13     1,513         88  5.83
Loans                                      637,754      58,654  9.20     484,578    44,449  9.17   440,109     40,006  9.09
                                        ----------  ----------        ---------- ---------        --------  ---------
   Total interest earning assets           968,085      80,286  8.29     763,415    63,059  8.26   698,680     57,780  8.27
                                                    ----------                   ---------                  ---------
Non-earning assets                          96,541                        81,710                    74,023
                                        ----------                    ----------                  ---------
   Total assets                         $1,064,626                    $  845,125                  $772,703
                                        ==========                    ==========                  ========


LIABILITIES AND
STOCKHOLDERS' EQUITY

Liabilities
   Interest bearing liabilities
   Interest bearing transaction
     and savings accounts               $  295,530  $    8,573  2.90  $  254,812 $   7,106  2.79  $235,411  $   6,167  2.62
   Time deposits                           462,785      25,296  5.47     343,906    18,663  5.43   300,530     16,097  5.36
                                        ----------  ----------        ---------- ---------        --------  ---------
     Total interest bearing deposits       758,315      33,869  4.47     598,718    25,769  4.30   535,941     22,264  4.15
Federal funds purchased and
   securities sold under agreement
   to repurchase                            38,481       2,036  5.29      27,681     1,406  5.08    24,862      1,308  5.26
Other borrowed funds
   Short-term debt                           3,296         114  3.46       2,369       129  5.44     1,511         92  6.06
   Long-term debt                           23,459       1,972  8.41       2,861       258  9.02     8,977        801  8.92
                                        ----------  ----------        ---------- ---------        --------  ---------
     Total interest bearing liabilities    823,551      37,991  4.61     631,629    27,562  4.36   571,291     24,465  4.28
                                                    ----------                   ---------                  ---------
Non-interest bearing liabilities
   Non-interest bearing deposits           120,823                       103,546                    99,839
Other liabilities                           12,527                        10,033                    10,067
                                        ----------                    ----------                  --------
   Total liabilities                       956,901                       745,208                   681,197
                                        ----------                    ----------                  --------
Stockholders' equity                       107,725                        99,917                    91,506
                                        ----------                    ----------                  --------
   Total liabilities and
   stockholders' equity                 $1,064,626                    $  845,125                  $772,703
                                        ==========                    ==========                  ========
Net interest margin                                 $   42,295  4.37             $  35,497  4.65            $  33,315  4.77
                                                    ==========                   =========                  =========

         The following table shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 1997 and 1996, as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Volume/Rate Analysis

                                                              Years Ended December 31
                                                    1997 over 1996                 1996 over 1995
                                                       Yield/                          Yield/
(In thousands)                              Volume      Rate       Total     Volume     Rate       Total
------------------------------------------------------------------------------------------------------------
Increase (decrease) in

Interest income
   Interest earning time deposits          $    (32)  $    (26)  $    (58)  $    176   $     (5)  $    171
   Federal funds sold                           734        179        913        (73)      (105)      (178)
   Investment securities - taxable            2,667       (222)     2,445        897       (478)       419
   Investment securities - non-taxable          627        (50)       577        528       (167)       361
   Mortgage loans held for sale, net of
     unrealized gains (losses)                 (915)       (11)      (926)       104        (21)        83
   Assets held in trading accounts               68          3         71        (24)         4        (20)
   Loans                                     14,046        159     14,205      4,105        338      4,443
                                            -------    -------   --------   --------    -------    -------

   Total                                     17,195         32     17,227      5,713       (434)     5,279
                                           --------    -------   --------   --------    -------    -------

Interest expense
   Interest bearing transaction and
     savings accounts                         1,136        331      1,467        525        414        939
   Time deposits                              6,455        178      6,633      2,352        213      2,565
   Federal funds purchased
     and securities sold under
     agreements to repurchase                   549         81        630        141        (43)        98
   Other borrowed funds
     Short-term debt                             50        (65)       (15)        45         (8)        37
     Long-term debt                           1,857       (143)     1,714       (525)       (17)      (542)
                                           --------    --------  --------   --------   --------   --------

   Total                                     10,047        382     10,429      2,538        559      3,097
                                           --------    -------   --------   --------    -------    -------
Increase (decrease) in
 net interest income                       $  7,148   $   (350)  $  6,798   $  3,175   $   (993)  $  2,182
                                            =======    ========   =======    =======    =======    =======


Provision for Loan Losses

           The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for 1997, 1996 and 1995 was $4.0, $2.3 and $2.1 million, respectively. The increase from 1997 to 1996 is attributable to acquisitions, growth in loans and bankruptcies in the bankcard portfolio.


Non-Interest Income

                  Total non-interest income was $27.5 million in 1997, compared to $25.1 million in 1996 and $24.4 million in 1995. Non-interest income is principally derived from three sources: fee income, which includes service charges on deposit accounts, trust fees, credit card fees and loan servicing fees; income on the sale of mortgage loans and investment banking profits; and any gain or loss on sold or called securities.

           The table below shows non-interest income for the years ended December 31, 1997, 1996 and 1995, respectively, as well as changes in 1997 from 1996 and in 1996 from 1995.

Non-Interest Income

                                                                                     1997                1996
                                                  Years Ended December 31        Change from         Change from
(In thousands)                                  1997       1996       1995           1996                1995
-------------------------------------------------------------------------------------------------------------------
Trust income                                $  2,536    $  2,166   $  1,790   $    370   17.08%   $   376   21.01%
Service charges on deposit accounts            4,146       3,222      2,768        924   28.68        454   16.40
Other service charges and fees                 1,296       1,069        825        227   21.23        244   29.58
Income on sale of mortgage loans,
   net of commissions                            415         287        325        128   44.60        (38) -11.69
Income on investment banking,
   net of commissions                          1,061         758      1,017        303   39.97       (259) -25.47
Credit card fees                               9,433       9,601     10,114       (168)  -1.75       (513)  -5.07
Mortgage servicing & related fees              7,766       7,095      6,092        671    9.46      1,003   16.46
Other income                                     893         648      1,400        245   37.81       (752) -53.71
Gains (losses) on sale of
   securities, net                                (1)        270         34       (271) -100.3        236  694.12
                                            --------    --------   --------   --------            -------
       Total non-interest income            $ 27,545    $ 25,116   $ 24,365   $  2,429    9.67%   $   751    3.08%
                                            ========    ========   ========   ========            =======


         Fee income for 1997 was $25.2 million, an increase of $2 million, or 8.7%, when compared with 1996 figures. Fee income for 1996 was $23.2 million, an increase of $1.6 million, or 7.4%, when compared with 1995 figures. In 1997, credit card fees decreased $168,000 from the 1996 level, while mortgage fees increased $671,000. In 1996, credit card fees decreased $513,000 from the 1995 level, while mortgage fees increased $1 million.

         On the consolidated statements of income, income from the sale of mortgage loans and dealer bank profits is presented net of commissions. The income recorded in these accounts results from the Company's investment banking operation, as well as fee income associated with the purchase of single family residential loans, the securitization of those loans and subsequent sale and delivery of those securities against prior commitments. For 1997, income from these areas totaled $1.5 million, compared to $1.0 million in 1996 and $1.3 million in 1995.

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

         Non-interest expense for 1997 was $46.9 million, an increase of $5.0 million, or 11.9%, from 1996. Non-interest expense for 1996 was $42.0 million, an increase of $2.1 million, or 5.4%, from 1995. The increase in non-interest expense in 1997, compared to 1996, primarily reflects the Company's acquisitions on August 1, 1997. The increase in non-interest expense in 1996, compared to 1995, primarily reflects the Company's entry into the Little Rock market, an expansion of the Company's Springdale facility and the increased amortization of mortgage servicing rights associated with the acquisition of approximately $400 million in mortgage loan servicing.

         The table below shows non-interest expense for the years ended December 31, 1997, 1996 and 1995, respectively, as well as changes from 1997 to 1996 and 1996 to 1995, respectively.


Non-Interest Expense
                                                                            1997                1996
                                         Years Ended December 31        Change from         Change from
(In thousands)                          1997       1996      1995           1996                1995
-------------------------------------------------------------------------------------------------------------
Salaries and employee benefits      $ 23,793  $  21,774  $ 21,192    $ 2,019     9.27%   $    582     2.75%
Occupancy expense, net                 2,857      2,310     2,512        547    23.68        (202)   -8.05
Furniture and equipment expense        3,219      2,416     2,167        803    33.24         249    11.50
Loss on foreclosed assets              1,064      1,135     1,401        (71)   -6.26        (266)  -18.99

Other operating expenses
   Professional services               1,584      1,553     1,400         31     2.00         153    10.92
   Postage                             1,281      1,277     1,319          4     0.31         (42)   -3.18
   Telephone                             965        861       841        104    12.08          20     2.38
   Credit card expenses                1,413      1,426     1,445        (13)   -0.91         (19)   -1.32
   Operating supplies                  1,147        958       846        189    19.73         112    13.23
   FDIC insurance                        175        942       830       (767)  -81.42         112    13.49
   Amortization of MSR's               2,578      2,120     1,371        458    21.60         749    54.63
   Amortization of intangibles         1,264        447       438        817   182.77           9     2.05

   Miscellaneous expenses              5,594      4,737     4,058        857    18.09         679    16.73
                                    --------  ---------  --------    -------             --------
       Total non-interest expense   $ 46,934  $  41,956  $ 39,820    $ 4,978    11.86%   $  2,136     5.36%
                                    ========  =========  ========    =======             ========

Income Taxes

         The provision for income taxes for 1997 was $5.0 million, compared to $4.3 million in 1996 and $4.2 million in 1995. The effective income tax rates for the years ended 1997, 1996 and 1995 were 29.5%, 29.6% and 29.5%, respectively.

Loan Portfolio

         The Company's loan portfolio averaged $637.8 million during 1997 and $484.6 million during 1996. As of December 31, 1997, total loans were $794.2 million, compared to $510.8 million on December 31, 1996. The most significant components of the loan portfolio were loans to individuals, in the form of credit card loans, student loans and single family residential real estate loans. The loan figures for 1997 and 1995 include $213.9 million and $28.4 million, respectively, increases in loans as a result of the Company's acquisitions.

         The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an adequate allowance for loan losses and regularly reviewing loans through the internal loan review process. The loan portfolio is diversified by borrower, purpose, industry and, in the case of credit card loans, which are unsecured, by geographic region. The Company seeks to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default. The Company uses the allowance for loan losses as a method to value the loan portfolio at its estimated collectible amount. Loans are regularly reviewed to facilitate the identification and monitoring of deteriorating credits.

         Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $355.9 million at December 31, 1997, or 44.8% of total loans, compared to $295.9 million, or 57.9% of total loans at December 31, 1996. At year end, 1997, credit card loans were $179.8 million, or 22.6% of total loans, versus $166.3 million, or 32.6% of total loans at December 31, 1996. This increase in credit card loans relates, in part, to the Company's efforts to maintain its market share through a variety of programs that encourage additional volume with minimum credit risk.

         At the end of 1997, commercial, agricultural and financial institution loans were $147.7 million, or 18.6% of total loans, a 108.5% increase from 1996 year end's $70.8 million. Real estate construction loans at December 31, 1997, were $43.2 million, or 5.4% of total loans, compared to $20.3 million, or 4.0% of total loans at the end of 1996. Single family real estate loans at December 31, 1997, were $122.6 million, or 15.4% of total loans, compared to $57.3 million, or 11.2% of total loans at December 31, 1996.

         The amounts of loans outstanding at the indicated dates are reflected in the following table, according to type of loan.

Loan Portfolio

                                                               Years Ended December 31
(In thousands)                                 1997        1996        1995         1994        1993
--------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                            $  179,828  $  166,346  $   154,808  $  164,501  $  168,673
   Student loans                               63,291      64,193       63,492      62,836      65,379
   Other consumer                             112,754      65,384       57,166      40,739      36,763
Real Estate
   Construction                                43,212      20,325       15,177       6,232       6,281
   Single family residential                  122,581      57,251       53,556      43,045      36,297
   Other commercial                           118,112      60,439       59,012      44,141      37,853
Commercial
   Commercial                                 110,480      41,375       36,553      29,047      20,007
   Agricultural                                31,161      21,003       20,588      16,048      16,088
   Financial institutions                       6,073       8,469        9,058       6,681       3,087
Other                                           6,691       6,028        2,546       5,122       3,998
                                           ----------  ----------   ----------  ----------   ---------

      Total loans                          $  794,183  $  510,813  $   471,956  $  418,392  $  394,426
                                            =========   =========   ==========   =========   =========

         The following table reflects the remaining maturities and interest rate sensitivity of loans at December 31, 1997.

Maturity and Interest Rate Sensitivity of Loans

                                                             Over 1
                                                              year
                                                1 year       through          Over
(In thousands)                                  or less      5 years         5 years       Total
------------------------------------------------------------------------------------------------
Commercial, financial and agricultural      $   117,359    $   27,947     $   2,408    $  147,714
Real estate construction                         34,691         8,180           341        43,212
Other                                           434,399       140,107        28,751       603,257
                                             ----------    ----------     ---------    ----------

      Total                                 $   586,449    $  176,234     $  31,500    $  794,183
                                             ==========     =========      ========     =========


Predetermined  rate                         $   403,147    $  160,048     $  31,500    $  594,695
Floating rate                                   183,302        16,186            --       199,488
                                            -----------    ----------     ---------    ----------

      Total                                 $   586,449    $  176,234     $  31,500    $  794,183
                                             ==========     =========      ========     =========


Asset Quality

         A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans. This includes nonaccrual loans and certain loans identified by management.

         Non-performing loans are comprised of (a) nonaccrual loans, (b) loans that are contractually past due 90 days and (c) other loans for which terms have been restructured, to provide a reduction or deferral of interest or principal, because of deterioration in the financial position of the borrower. The subsidiary banks recognize income principally on the accrual basis of accounting. When loans are classified as nonaccrual, the accrued interest is charged off and no further interest is accrued. Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectability of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. Credit card loans are classified as sub-standard when payment of interest or principal is 90 days past due. Litigation accounts are placed on nonaccrual until such time as deemed uncollectible. Credit card loans are generally charged off when payment of interest or principal exceeds 180 days past due, but are turned over to the credit card recovery department, to be pursued until such time as they are determined, on a case-by-case basis, to be uncollectible.

         At December 31, 1997, impaired loans were $8.0 million compared to $4.9 million and $4.6 million in 1996 and 1995, respectively. At December 31, 1997, non-performing loans were $8.1 million compared to $5.0 million and $3.2 million in 1996 and 1995, respectively. These increases can be attributed to an increase in credit card loans in bankruptcy and commercial loans that are 90 days or more past due.


         The following tables present information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.


Non-performing Assets
                                                                Years Ended December 31
(In thousands)                                 1997          1996        1995       1994        1993
-------------------------------------------------------------------------------------------------------
Nonaccrual loans                            $   5,826    $  2,652    $   1,638   $   2,052    $  2,813
Loans past due 90 days or more
  (principal or interest payments)              2,227       2,311        1,594         965       1,019
Restructured                                       --          --           --         115         344
                                            ---------     -------     --------    --------     -------
Total non-performing loans                      8,053       4,963        3,232       3,132       4,176
                                            ---------    --------     --------    --------     -------

Other non-performing assets
  Foreclosed assets held for sale               1,099         903        1,017       1,726       2,877
  Other non-performing assets                      --           6            7         780         992
                                            ---------    --------     --------    --------     -------
      Total other non-performing assets         1,099         909        1,024       2,506       3,869
                                            ---------    --------     --------    --------     -------

          Total non-performing assets       $   9,152    $  5,872    $   4,256   $   5,638    $  8,045
                                             ========     =======     ========    ========     =======

Net charge-offs to average loans                0.59%       0.49%        0.41%       0.43%       0.36%
Allowance for loan losses to total loans        1.59%       1.64%        1.78%       1.86%       1.88%
Allowance for loan losses to
  non-performing loans                        156.81%     168.58%      260.46%     248.73%     177.92%
Non-performing loans to total loans             1.01%       0.97%        0.68%       0.75%       1.06%
Non-performing assets to total assets           0.69%       0.67%        0.51%       0.79%       1.09%

         Approximately $320,000 and $184,000 of interest income would have been recorded for the periods ended December 31, 1997 and 1996, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the periods ended December 31, 1997 and 1996.


Allowance for Loan Losses

         An analysis of the allowance for loan losses for the last five years is shown in the table below:

(In thousands)                                 1997          1996        1995       1994        1993
--------------------------------------------------------------------------------------------------------
Balance, beginning of year                  $   8,366     $ 8,418     $  7,790     $ 7,430     $ 5,748
                                             --------      ------      -------      ------      ------

Loans charged off
   Consumer                                       617         378          423         154         173
   Credit card                                  3,283       2,392        1,851       1,690       1,761
   Real estate                                    103          36            8         213          77
   Commercial                                     356          78           22          53          40
                                             --------      ------      -------      ------      ------
       Total loans charged off                  4,359       2,884        2,304       2,110       2,051
                                             --------     -------      -------      ------      ------

Recoveries of loans previously charged off
   Consumer                                       132         153          284          72          78
   Credit card                                    365         309          143         306         211
   Real estate                                     12           8           10          23           8
   Commercial                                      71          21           42          19         430
                                             --------     -------      -------      ------      ------
       Total recoveries                           580         491          479         420         727
                                             --------     -------      -------      ------      ------
   Net loans charged off                        3,779       2,393        1,825       1,690       1,324
Allowance for loan losses of
   acquired institutions                        4,028          --          361          --          --
Additions to reserve charged to
   operating expense                            4,013       2,341        2,092       2,050       3,006
                                             --------     -------      -------      ------      ------
Balance, end of year                        $  12,628     $ 8,366     $  8,418     $ 7,790     $ 7,430
                                             ========      ======      =======      ======      ======

         The amounts of additions to the allowance during the year 1997 were based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans, loans which could be future problems and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

         The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below:

Allocation of Allowance for Loan Losses

                                                              December 31
                        --------------------------------------------------------------------------------------
                               1997             1996               1995            1994              1993
                        ---------------- ---------------- ----------------- ---------------- -----------------
                        Allowance  % of  Allowance  % of   Allowance  % of   Allowance % of   Allowance  % of
(In thousands)           Amount   loans*  Amount   loans*   Amount   loans*   Amount  loans*   Amount   loans*
--------------------------------------------------------------------------------------------------------------
Consumer                $ 1,317    22.2%  $   223    25.4%  $  262    25.7%  $   424    24.8%  $  399    25.9%
Credit cards              3,339    22.7%    2,626    32.5%   2,658    32.8%    2,625    39.3%   2,430    42.8%
Real Estate               4,038    35.7%    2,585    27.1%   2,704    27.0%    1,853    22.4%   1,723    20.4%
Commercial                2,130    18.6%      638    13.8%     839    14.0%      539    12.3%     500    10.0%
Other                        --     0.8%       --     1.2%      --     0.5%       --     1.2%      --     0.9%
Unallocated               1,804       --    2,294       --   1,955       --    2,349       --   2,378       --
                          -----            ------            -----            ------            -----

     Total              $12,628   100.0%  $ 8,366   100.0%  $8,418   100.0%  $ 7,790   100.0%  $7,430   100.0%
                         ======            ======            =====            ======            =====

*Percentage of loans in each category to total loans

Investments and Securities

         The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as either held-to-maturity, available-for-sale or trading.

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

         Held-to-maturity and available-for-sale investment securities were $155.9 million and $160.5 million, respectively, at December 31, 1997, compared to the held-to-maturity amount of $128.1 million and available-for-sale amount of $109.5 at December 31, 1996. The Company's philosophy regarding investments is conservative, based on investment type and maturity. Investments in the held-to-maturity portfolio include U.S. Treasury securities, U.S. government agencies, mortgage-backed securities and municipal securities. As of December 31, 1997, $73.3 million, or 47.0%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, of which approximately $8.9 million, or 12.1%, was invested in securities with maturities of one year or less, and $44.6 million, or 60.8%, was invested in securities with maturities of one to five years. In the available-for-sale securities, $152.2 million, or 94.8% were in U.S. Treasury and U.S. government agency securities, 86.5% of which will mature in less than five years. In order to reduce the Company's income tax burden, an additional $79.0 million, or 50.7%, of the held-to-maturity securities portfolio, was invested in tax-exempt obligations of state and political subdivisions. There are no securities of any one issuer exceeding ten percent of the Company's stockholders' equity at December 31, 1997. The Company has approximately $3.4 million, or 2.1%, in mortgaged-backed securities in the held-to-maturity portfolio. The Company's general policy is not to invest in derivative type investments, except for collateralized mortgage-backed securities for which collection of principal and interest is not subordinated to significant superior rights held by others.

         As of December 31, 1997, the held-to-maturity investment portfolio had gross unrealized gains of $2.3 million and gross unrealized losses of $412,000. Net realized losses from called or sold available-for-sale securities for 1997 were $1,000, down from net realized gains of $270,000 in 1996 and $34,000 in 1995.

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

Investment Securities

                                                         Years Ended December 31
                        -----------------------------------------------------------------------------------------
                                             1997                                       1996
                        --------------------------------------------- -------------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
-----------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury           $   17,610   $   158   $  (37) $   17,731  $   24,700    $   179  $  (122)  $   24,757
U.S. Government
  agencies                  55,662       462      (61)     56,063      35,286        527     (167)      35,646
Mortgage-backed
  securities                 3,350        14      (30)      3,334       4,243         13      (69)       4,187
State and political
  subdivisions              79,039     1,638     (284)     80,393      63,586      1,116     (327)      64,375
Other securities               229         2       --         231         332          2       (4)         330
                         ---------    ------    -----   ---------   ---------     ------   -------   ---------
                        $  155,890   $ 2,274   $ (412) $  157,752  $  128,147    $ 1,837  $  (689)  $  129,295
                         =========    ======    =====   =========   =========     ======   ======    =========
Available-for-Sale

U.S. Treasury           $   70,402   $   763   $  (24) $   71,141  $   63,248    $ 1,006  $   (55)  $   64,199
U.S. Government
  agencies                  80,812       298      (50)     81,060      41,358        186     (135)      41,409
State and political
  subdivisions                 451        --       --         451          --         --       --           --
Other securities             6,601     1,222       --       7,823       3,102        805       --        3,907
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  158,266   $ 2,283   $  (74) $  160,475  $  107,708    $ 1,997  $  (190)  $  109,515
                         =========    ======    =====   =========   =========     ======   ======    =========

                                 Years Ended December 31
                        ----------------------------------------------
                                           1995
                        ----------------------------------------------
                                      Gross       Gross    Estimated
                         Amortized Unrealized  Unrealized    Fair
(In thousands)             Cost       Gains     (Losses)     Value
----------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury           $   45,920   $   400   $  (46) $   46,274
U.S. Government
  agencies                  23,569       692      (18)     24,243
Mortgage-backed
  securities                 6,344        37      (55)      6,326
State and political
  subdivisions              58,154     1,536     (356)     59,334
Other securities               446        11       --         457
                         ---------    ------    -----   ---------
                        $  134,433   $ 2,676   $ (475) $  136,634
                         =========    ======    =====   =========
Available-for-Sale

U.S. Treasury           $   72,258   $ 2,102   $   (3) $   74,357
U.S. Government
  agencies                  11,905       264      (35)     12,134
State and political
  subdivisions                  51        --       --          51
Other securities             2,976       851       (2)      3,825
                         ---------    ------    -----   ---------
                        $   87,190   $ 3,217   $  (40) $   90,367
                         =========    ======    =====   =========

         The following table reflects the amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, the weighted average yields (for tax-exempt obligations on a fully taxable basis, assuming a 36.25% tax rate) of such securities and the taxable equivalent adjustment used in calculating yields. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Maturity Distribution of Investment Securities

                                                          December 31, 1997
                                       Over       Over
                                      1 year     5 years
                           1 year     through    through    Over    No fixed                Par       Fair
(In thousands)             or less    5 years   10 years  10 years  maturity     Total     Value      Value
-----------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury            $   4,197  $ 12,905  $     508  $     --  $      --  $  17,610 $  17,550  $  17,731
U.S. Government
   agencies                  4,689    31,706     18,267     1,000         --     55,662    55,967     56,063
Mortgage-backed
   securities                   --        --         --        --      3,350      3,350     3,328      3,334
State and political
   subdivisions              4,141    29,788     34,940    10,170         --     79,039    79,290     80,393
Other securities                --        --         --        --        229        229       229        231
                          --------   -------   --------   -------   --------   --------  --------   --------
     Total               $  13,027  $ 74,399  $  53,715  $ 11,170  $   3,579  $ 155,890 $ 156,364  $ 157,752
                          ========   =======   ========   =======   ========   ========  ========   ========

Percentage of total          8.35%    47.72%     34.46%     7.17%      2.30%    100.00%
                           =======    ======    =======    ======    =======    =======

Weighted average             6.63%     6.97%      7.36%     8.98%      6.65%      7.21%
                           =======    ======    =======    ======    =======    =======

Available-for-Sale

U.S. Treasury            $  23,605  $ 45,342  $   1,455  $     --  $      --  $  70,402 $  70,520  $  71,141
U.S. Government
   agencies                 19,886    42,046     17,382     1,498         --     80,812    81,110     81,060
State and political
   subdivisions                 --        --        451        --         --        451       425        451
Other securities                --        --         --        --      6,601      6,601     6,601      7,823
                          --------   -------   --------   -------   --------   --------  --------   --------
     Total               $  43,491  $ 87,388  $  19,288  $  1,498  $   6,601  $ 158,266 $ 158,656  $ 160,475
                          ========   =======   ========   =======   ========   ========  ========   ========

Percentage of total         27.48%    55.22%     12.19%     0.95%      4.16%    100.00%
                           =======    ======    =======    ======    =======    =======

Weighted average             6.11%     6.27%      6.96%     7.26%      5.97%      6.31%
                           =======    ======    =======    ======    =======    =======

Deposits

         Total average deposits for 1997 were $879.1 million, compared to $702.3 million in 1996. The year-end balances of time deposits over $100,000 were $188.5 million in 1997, compared to $88.7 million in 1996. The increase at year end 1997 was due to the assumption of deposits through acquisitions.

         The following table reflects the classification of the average deposits and the average rate paid on each deposit category which are in excess of 10 percent of average total deposits for the three years ended December 31, 1997.

Average Deposits Balances and Rates

                                                                   December 31
                                              1997                    1996                    1995
                                     ---------------------- ----------------------- -------------------------
                                       Average    Average      Average    Average      Average      Average
(In thousands)                         Amount    rate paid     Amount    rate paid     Amount      rate paid
-------------------------------------------------------------------------------------------------------------
Non-interest bearing demand
   deposits                         $  120,823       --     $   103,546         --   $   99,839       --
Interest bearing transaction and
   savings deposits                    295,530     2.90%        254,812     2.79%       235,411     2.62%
Time deposits
   $100,000 or more                    138,874     5.36%         97,376     5.50%        79,486     5.53%
   Other time deposits                 323,911     5.51%        246,530     5.40%       221,044     5.29%
                                    ----------              -----------               ---------

      Total                         $  879,138              $   702,264              $  635,780
                                     =========               ==========               =========

Maturities of Large Denomination Time Deposits

                                                          Time Certificates of Deposit
                                                               ($100,000 or more)
                                                                   December 31
                                            -------------------------------------------------------
                                                        1997                        1996
                                            ---------------------------  --------------------------
(In thousands)                                  Balance      Percent         Balance      Percent
---------------------------------------------------------------------------------------------------
Maturing
   Three months or less                     $    63,213        33.53%   $    38,326        43.19%
   Over 3 months to 12 months                    91,005        48.27%        44,255        49.88%
   Over 12 months                                34,304        18.20%         6,150         6.93%
                                             ----------                  ----------
         Total                              $   188,522       100.00%   $    88,731       100.00%
                                             ==========                  ==========

Short-Term Borrowings

         Federal funds purchased and securities sold under agreements to repurchase were $40.7 million at December 31, 1997, as compared to $29.1 million at December 31, 1996. Other short-term borrowings, consisting of U.S. Treasury Notes were $4.6 million at December 31, 1997, as compared to $1.5 million at December 31, 1996.

         The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets and federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future. The Company's general policy is to avoid the use of brokered deposits.

Long-Term Debt

         The Company's long-term debt was $50.3 million and $1.1 million at December 31, 1997 and 1996, respectively. The increase at year end 1997 includes the issuance of $20 million in long-term debt and the issuance of $17.3 million of trust preferred securities. These proceeds were used to fund a portion of the purchase price of the acquisitions completed in 1997. The Company also assumed $12 million of FHLB long-term advances during acquisitions.

Capital

         At December 31, 1997, the total capital reached $112.1 million, another milestone in the Company's history. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At year-end 1997, the Company's equity to asset ratio was 8.5% compared to 11.7% at year-end 1996. The decline in the equity to asset ratio from 1997 to 1996 is a reflection of the purchase acquisitions completed during 1997.

         The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 1997, the Tier 1 capital ratio was 11.6%, while the Company's total risk-based ratio for total capital, as of December 31, 1997, was 12.8%, both of which exceed the capital minimums established in the risk-based capital requirements.


         The Company's risk-based capital ratios at December 31, 1997 and 1996 are presented below.

Risk-Based Capital
                                                                                    December 31
(In thousands)                                                                 1997            1996
--------------------------------------------------------------------------------------------------------
Tier 1 capital
   Stockholders' equity                                                   $   112,082       $  102,825
   Trust preferred securities                                                  17,250               --
   Intangible assets                                                          (30,834)          (3,164)
   Unrealized gain on
     available-for-sale securities                                             (1,406)          (1,152)
   Other                                                                       (1,023)              --
                                                                          -----------       ----------

              Total Tier 1 capital                                             96,069           98,509
                                                                          -----------       ----------

Tier 2 capital
   Qualifying allowance for loan losses                                        10,422            6,621
                                                                          -----------       ----------

              Total Tier 2 capital                                             10,422            6,621
                                                                          -----------       ----------

              Total risk-based capital                                    $   106,491       $  105,130
                                                                           ==========        =========

Risk weighted assets                                                      $   831,560       $  527,931
                                                                           ==========        =========

Ratios at end of year
     Leverage ratio                                                             7.52%           11.20%
     Tier 1 capital                                                            11.55%           18.66%
     Total risk-based capital                                                  12.81%           19.91%
   Minimum guidelines
     Leverage ratio                                                             4.00%            4.00%
     Tier 1 capital                                                             4.00%            4.00%
     Total risk-based capital                                                   8.00%            8.00%

Liquidity and Market Risk Management

Parent Company

         The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for debt service requirements. At December 31, 1997, undivided profits of the Company's subsidiaries were approximately $60 million, of which approximately $5 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.


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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitors these same indicators and makes adjustments as needed. At year end, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At December 31, 1997, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 22.4% of total assets, as compared to 21.5% at December 31, 1996.

Market Risk Management

         Market risk arises from changes in interest rates. The Company has risk management policies to monitor and limit exposure to market risk. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 13 of Notes to Consolidated Financial Statements.

Interest Rate Sensitivity

         Management continually reviews the Company's exposure to changes in interest rates. Among the factors considered during its evaluations are changes in the mix of earning assets, growth of earning assets, interest rate spreads and repricing periods. Management forecasts and models the impact of various interest rate fluctuations would have on net interest income. One such model measures the interest rate sensitivity GAP, which presents, at a particular point in time, the matching of interest rate sensitive assets with interest rate sensitive liabilities. The following schedule presents the ratios of cumulative rate sensitive assets to rate sensitive liabilities.


Interest Rate Sensitivity
                                                        Interest Rate Sensitivity Period
                                   0-30        31-90      91-180    181-365     1 to 2      2-5       Over 5
(In thousands, except ratios)       Days        Days       Days       Days       Years     Years       Years     Total
--------------------------------------------------------------------------------------------------------------------------
Earning assets
   Short-term investments        $  68,671  $      --  $      --  $      --  $      --  $      --  $      --  $    68,671
   Assets held in trading
    accounts                           449         --         --         --         --         --         --          449
   Investment securities            13,572     60,385     47,796     41,407     49,053     78,093     26,059      316,365
   Mortgage loans held for sale      8,758         --         --         --         --         --         --        8,758
   Loans                           119,570    248,303     74,639    143,937     98,452     77,782     31,500      794,183
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
     Total earning assets          211,020    308,688    122,435    185,344    147,505    155,875     57,559    1,188,426
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------

Interest bearing liabilities
   Interest bearing transaction
     and savings accounts          245,628         --         --         --     15,849     47,547     28,109      337,133
   Time deposits                    92,133    104,237    152,786    124,404    107,153     13,285     18,826      612,824
   Short-term borrowings            45,322         --         --         --         --         --         --       45,322
   Long-term debt                      360        721      1,081      2,163      3,259      9,515     33,182       50,281
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
     Total interest bearing
     liabilities                   383,443    104,958    153,867    126,567    126,261     70,347     80,117    1,045,560
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------

Interest rate sensitivity GAP    $(172,423) $ 203,730  $ (31,432) $  58,777  $  21,244  $  85,528  $ (22,558) $   142,866
                                 =========  =========  =========  =========  =========  =========  ========== ===========
Cumulative interest rate
   sensitivity GAP               $(172,423) $  31,307  $    (125) $  58,652  $  79,896  $ 165,424  $ 142,866
Cumulative rate sensitive assets
   to rate sensitive liabilities     55.0%     106.4%     100.0%     107.6%     108.9%     117.1%     113.7%
Cumulative GAP as a % of
   earning assets                   -14.5%      2.63%      -0.0%       4.9%       6.7%      13.9%      12.0%


Impact of the Year 2000 Issue

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

        The Company has initiated formal communications with its significant customers and vendors to determine the extent of which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project includes estimates of the impact of these third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company, would not have a material adverse effect on the Company.

        The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. In 1996, as part of its strategic plan to provide quality customer service, introduce new products and improve operating efficiencies, the Company began converting all of its software and hardware systems to state-of-the-art technology. As a byproduct of this effort, the Year 2000 Issue has been addressed. Much of this project is now underway and implementation is expected to be completed by December 31, 1998. Testing for the year 2000 will be completed in 1999. Management believes completion of the Year 2000 modifications will not have a material effect on the Company's future consolidated results of operations or financial position.

        The project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Quarterly Results

         Selected unaudited quarterly financial information for the last eight quarters is shown in the table below.

                                                                Quarter
(In thousands, except per share data)          First        Second       Third     Fourth       Total
-----------------------------------------------------------------------------------------------------
1997
Net interest income                         $   8,886    $  9,212    $  10,836   $  11,481    $ 40,415
Provision for loan losses                         764         881        1,111       1,257       4,013
Non-interest income                             6,226       6,304        7,213       7,802      27,545
Non-interest expense                           10,732      10,664       12,132      13,406      46,934
Losses on sale of securities, net                  --          --          (1)          --         (1)
Net income                                      2,588       2,814        3,386       3,201      11,989
Basic earnings per common share                  0.45        0.49         0.59        0.57        2.10

1996
Net interest income                         $   7,979    $  8,279    $   8,676   $   8,871    $ 33,805
Provision for loan losses                         502         502          503         834       2,341
Non-interest income                             6,079       5,953        6,375       6,709      25,116
Non-interest expense                           10,450       9,962       10,846      10,698      41,956
Gains on sale of securities, net                  152         118           --          --         270
Net income                                      2,242       2,661        2,548       2,850      10,301
Basic earnings per common share (1)              0.39        0.47         0.45        0.50        1.81

---------
(1)  Adjusted to give retroactive consideration to stock dividend in December, 1996.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

Independent Accountants' Report.............................................
Consolidated Balance Sheets December 31, 1997 and 1996......................
Consolidated Statements of Income Years Ended
  December 31, 1997, 1996 and 1995..........................................
Consolidated Statements of Cash Flow Years Ended
  December 31, 1997, 1996 and 1995..........................................
Consolidated Statements of Changes in Stockholders' Equity Years Ended
  December 31, 1997, 1996 and 1995..........................................
Notes to Consolidated Financial Statements
  December 31, 1997, 1996 and 1995..........................................

     Note: Supplementary Data may be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results" on page 29 hereof.

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

         We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                     /s/ Baird, Kurtz & Dobson

                                                      BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
January 30, 1998



                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 and 1996
(In thousands)                                                                 1997             1996
-------------------------------------------------------------------------------------------------------
ASSETS

Cash and non-interest bearing balances due from banks                    $     58,327       $   41,989
Interest bearing balances due from banks                                        4,106            8,312
Federal funds sold and securities purchased
   under agreements to resell                                                  64,565           18,980
                                                                          -----------        ---------
     Cash and cash equivalents                                                126,998           69,281
Investment securities                                                         316,365          237,662
Mortgage loans held for sale                                                    8,758           10,101
Assets held in trading accounts                                                   449              182
Loans                                                                         794,183          510,813
   Allowance for loan losses                                                  (12,628)          (8,366)
                                                                           ----------       ----------
     Net loans                                                                781,555          502,447
Premises and equipment                                                         28,621           20,764
Foreclosed assets held for sale, net                                            1,099              903
Interest receivable                                                            12,047            9,675
Mortgage servicing rights, net                                                  6,703            8,906
Intangible assets, net                                                         30,834            3,164
Other assets                                                                   12,716           18,247
                                                                          -----------       ----------
         TOTAL ASSETS                                                    $  1,326,145       $  881,332
                                                                          ===========        =========

LIABILITIES

Non-interest bearing transaction accounts                                $    154,544       $  126,568
Interest bearing transaction accounts and savings deposits                    337,133          264,554
Time deposits                                                                 612,824          345,245
                                                                          -----------       ----------
     Total deposits                                                         1,104,501          736,367
Federal funds purchased and securities sold
   under agreements to repurchase                                              40,733           29,079
Short-term debt                                                                 4,589            1,484
Long-term debt                                                                 50,281            1,067
Accrued interest and other liabilities                                         13,959           10,510
                                                                          -----------       ----------
     Total liabilities                                                      1,214,063          778,507
                                                                          -----------       ----------

STOCKHOLDERS' EQUITY

Capital stock
   Class A,  common,  par  value $1 a share
     (par  value  $5 a share  in  1996),
    authorized 10,000,000 shares, 5,726,212
    issued and outstanding at 1997 and 5,705,415 at 1996                        5,726           28,527
Surplus                                                                        45,059           22,040
Undivided profits                                                              59,891           51,106
Unrealized appreciation on available-for-sale securities,
   net of income taxes of $799 at 1997 and $655 at 1996                         1,406            1,152
                                                                         ------------       ----------
     Total stockholders' equity                                               112,082          102,825
                                                                         ------------       ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  1,326,145       $  881,332
                                                                          ===========        =========
See Notes to Consolidated Financial Statements.




                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


(In thousands, except per share data)                                 1997             1996             1995
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                          $   58,544        $   44,333      $    39,917
   Federal funds sold and securities purchased
     under agreements to resell                                        2,593             1,680            1,858
   Investment securities                                              16,490            13,664           12,996
   Mortgage loans held for sale, net of unrealized gains (losses)        407             1,333            1,250
   Assets held in trading accounts                                       139                66               88
   Interest bearing balances due from banks                              233               291              120
                                                                  ----------         ---------       ----------
TOTAL INTEREST INCOME                                                 78,406            61,367           56,229
                                                                  ----------        ----------       ----------

INTEREST EXPENSE
   Deposits                                                           33,869            25,769           22,264
   Federal funds purchased and securities sold
     under agreements to repurchase                                    2,036             1,406            1,308
   Short-term debt                                                       114               129               92
   Long-term debt                                                      1,972               258              801
                                                                  ----------        ----------      -----------
     TOTAL INTEREST EXPENSE                                           37,991            27,562           24,465
                                                                   ---------        ----------       ----------

NET INTEREST INCOME                                                   40,415            33,805           31,764
   Provision for loan losses                                           4,013             2,341            2,092
                                                                   ---------        ----------       ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                      36,402           31,464            29,672
                                                                   ---------        ---------       -----------
NON-INTEREST INCOME
   Trust income                                                        2,536             2,166            1,790
   Service charges on deposit accounts                                 4,146             3,222            2,768
   Other service charges and fees                                      1,296             1,069              825
   Income on sale of mortgage loans, net of commissions                  415               287              325
   Income on investment banking, net of commissions                    1,061               758            1,017
   Credit card fees                                                    9,433             9,601           10,114
   Mortgage servicing and mortgage-related fees                        7,766             7,095            6,092
   Other income                                                          893               648            1,400
   Gains (losses) on sale of securities, net                             (1)               270               34
                                                                   --------         ----------       ----------
     TOTAL NON-INTEREST INCOME                                        27,545            25,116           24,365
                                                                   ---------        ----------       ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                     23,793            21,774           21,192
   Occupancy expense, net                                              2,857             2,310            2,512
   Furniture and equipment expense                                     3,219             2,416            2,167
   Loss on foreclosed assets                                           1,064             1,135            1,401
   Other operating expenses                                           16,001            14,321           12,548
                                                                   ---------        ----------       ----------
     TOTAL NON-INTEREST EXPENSE                                       46,934            41,956           39,820
                                                                   ---------        ----------       ----------
INCOME BEFORE INCOME TAXES                                            17,013            14,624           14,217
   Provision for income taxes                                          5,024             4,323            4,198
                                                                  ----------         ---------       ----------
NET INCOME                                                        $   11,989        $   10,301      $    10,019
                                                                   =========         =========       ==========
BASIC EARNINGS PER SHARE                                          $     2.10        $     1.81      $      1.77
                                                                   =========         =========       ==========
DILUTED EARNINGS PER SHARE                                        $     2.07        $     1.79      $      1.75
                                                                   =========         =========       ==========
See Notes to Consolidated Financial Statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


(In thousands)                                                     1997         1996        1995
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $  11,989    $  10,301    $  10,019
   Items not requiring (providing) cash
     Depreciation and amortization                                  5,867        4,095        3,254
     Provision for loan losses                                      4,013        2,341        2,092
     Net (accretion) amortization of investment securities            291         (148)       1,076
     Deferred income taxes                                           (260)         152         (134)
     Provision for foreclosed assets                                  214          121          176
     (Gains) losses on sale of securities, net                          1         (270)         (34)
     (Gains) losses on sale of premises and equipment                   5         (141)           6
   Changes in
     Interest receivable                                              531       (1,722)      (1,664)
     Mortgage loans held for sale                                   1,343       16,058      (17,438)
     Assets held in trading accounts                                 (267)         366        2,186
     Other assets                                                   6,236         (631)      (1,160)
     Accrued interest and other liabilities                           571       (2,339)       2,507
     Income taxes payable                                            (155)          64         (685)
                                                                ---------    ---------    ---------
         Net cash provided by operating activities                 30,379       28,247          201
                                                                ---------    ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                      (74,138)     (41,389)     (25,371)
   Purchase of institutions, net of funds (paid) acquired         (16,040)        --          2,848
   Purchase of premises and equipment                              (2,940)      (7,596)      (8,301)
   Proceeds from sale of premises and equipment                       888        1,646        4,505
   Proceeds from sale of foreclosed assets                            530           92          848
   Proceeds from sale of available-for-sale  securities               849          265         --
   Proceeds from maturities of available-for-sale  securities     233,509      112,632       18,851
   Purchases of available-for-sale  securities                   (257,091)    (130,694)     (73,879)
   Proceeds from maturities of held-to-maturity  securities        43,371       50,419       84,364
   Purchases of held-to-maturity  securities                      (25,030)     (44,410)     (59,846)
   Purchase of mortgage servicing rights                             (376)      (6,159)        --
                                                                ---------    ---------    ---------
         Net cash used in investing activities                    (96,468)     (65,194)     (55,981)
                                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                        77,055       31,599       68,087
   Net advances (repayments) of short-term debt                     3,105       (3,611)      (7,603)
   Dividends paid                                                  (3,204)      (2,724)      (2,234)
   Proceeds from issuance of long-term debt                        37,250         --           --
   Repayment of long-term debt                                       (615)        --           --
   Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase              9,997        8,218       (3,070)
   Issuance (repurchase) of common stock, net                         218         (676)          20
                                                                ---------    ---------    ---------
         Net cash provided by financing activities                123,806       32,806       55,200
                                                                ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                57,717       (4,141)        (580)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                               69,281       73,422       74,002
                                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 126,998    $  69,281    $  73,422
                                                                =========    =========    =========
See Notes to Consolidated Financial Statements.


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                                                       Unrealized
                                                                      Appreciation
                                                                      On Available-
                                              Common                    For-Sale      Undivided
(In thousands)                                 Stock      Surplus    Securities, Net   Profits       Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                  $  18,387   $  19,827      $       233    $  45,253   $   83,700

Exercise of stock options--3,000 shares            10          10                                         20

Common stock issued in acquisition of
 Dumas Bancshares, Inc.--205,851 shares           686       2,814                                      3,500

Net income                                                                               10,019       10,019

Cash dividends declared ($0.40 per share)                                                (2,234)      (2,234)

Change in unrealized appreciation on
available-for-sale  securities, net of
income taxes of $1,032                                                       1,792                     1,792
                                             --------    --------       ----------     --------    ---------
Balance, December 31, 1995                     19,083      22,651            2,025       53,038       96,797

Exercise of stock options--16,500 shares           55          70                                        125

Repurchase of common stock                       (120)       (681)                                      (801)

Common stock dividend --1,901,776  shares       9,509                                    (9,509)

Net income                                                                               10,301       10,301

Cash dividends declared ($0.48 per share)                                                (2,724)      (2,724)

Change in unrealized appreciation on
available-for-sale  securities, net of
income tax credit of $497                                                     (873)                     (873)
                                             --------    --------       ----------     --------    ---------
Balance, December 31, 1996                     28,527      22,040            1,152       51,106      102,825

Common stock par value change                 (22,822)     22,822

Exercise of stock options--23,100 shares           23         258                                        281

Securities exchanged under
employee option plan                               (2)        (61)                                       (63)

Net income                                                                               11,989       11,989

Cash dividends declared ($0.56 per share)                                                (3,204)      (3,204)

Change in unrealized appreciation on
available-for-sale  securities, net of
income taxes of $144                                                           254                       254
                                             --------    --------       ----------     --------    ---------

Balance, December 31, 1997                  $   5,726   $  45,059      $     1,406    $  59,891   $  112,082
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

         Management believes that the allowance for loan losses, the valuation of foreclosed assets and the allowance for foreclosure expenses are adequate. While management uses available information to recognize losses on loans, foreclosed assets held for sale and foreclosure expenses, changes in economic conditions, particularly in Arkansas, may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, valuation of foreclosed assets and allowance for foreclosure expenses. Such agencies may require the Company to recognize additional losses, based on their judgment of information available to them at the time of their examination.

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

Cash Equivalents

         For purposes of the statement of cash flows, the Company considers due from banks, federal funds sold and securities purchased under agreements to resell as cash equivalents.



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

         A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more (nonaccrual loans) and certain other loans identified by management. Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days. Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

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

Foreclosed Assets Held For Sale

         Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value, as of the date of foreclosure and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Changes in the valuation allowance are charged or credited to other expense.

Intangible Assets

         Intangible assets consist of "Goodwill" and "Core deposit premiums." "Goodwill" represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. "Core deposit premiums" represents the amount allocated to the future earnings potential of acquired deposits. The unamortized intangible assets are being amortized using the straight-line method over periods ranging from 10 to 20 years.

Fee Income

         Periodic bank card fees, net of direct origination costs, are recognized as revenue on a straight-line basis, over the period the fee entitles the cardholder to use the card. Other loan fees, net of direct origination costs, are recognized as revenue on a yield basis over the term of the loans.

Mortgage Servicing Rights

         The cost of mortgage servicing rights acquired is amortized in proportion to and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristics currently used for stratification are type of loan and interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

         During 1995, the Company adopted Statement of Financial Accounting Standards Board No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights". SFAS 122 requires that mortgage servicing rights retained for originated mortgage loans that are sold or securitized be capitalized based on their relative fair values. The adoption of SFAS 122 did not have a material affect on the Company's financial position or the results of its operations. Mortgage servicing rights of $375,000 and $6,159,000 were capitalized in 1997 and 1996, respectively.

Allowance for Foreclosure Expenses

         The Company charges income for expected costs that are incurred as a result of the Company's responsibility as servicer of loans for other investors. The charge to income is determined based on a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency and amounts previously advanced on behalf of the borrower that the Company does not expect to recover.

Income Taxes

         Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets, if it is more likely than not that a deferred tax asset will not be realized.

Earnings Per Share

         Effective December 15, 1997, the Corporation adopted the provisions of SFAS No. 128, Earnings Per Share (EPS), which requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of per share earnings is as follows:


(In thousands, except per share data)             1997       1996      1995
-------------------------------------------------------------------------------
Net Income                                       $11,989   $10,301   $10,019
                                                 -------   -------   -------

Average common shares outstanding                  5,719     5,711     5,669
Average common share stock options outstanding        85        70        50
                                                 -------   -------   -------
Average diluted common shares                      5,804     5,781     5,719
                                                 -------   -------   -------

Basic earnings per share                         $  2.10   $  1.81   $  1.77
                                                 =======   =======   =======
Diluted earnings per share                       $  2.07   $  1.79   $  1.75
                                                 =======   =======   =======


NOTE 2:  ACQUISITIONS

         On  April 1,  1995  and  August  1,  1995,  the  Company  acquired  all outstanding stock of Dumas Bancshares, Inc. (DBI) and Dermott State Bank Bancshares, Inc. (DSBB), respectively, in exchange for 205,851 shares of common stock valued at $17.00 per share and cash of $3.9 million. The transactions were accounted for as a purchase. DBI and DSBB were liquidated into the Company leaving Dumas State Bank, First State Bank and Dermott State Bank as subsidiaries of the Company. First State Bank was merged into Simmons First National Bank and the names of the two remaining banks were changed to Simmons First Bank of Dumas and Simmons First Bank of Dermott.

         In August, 1996, the Simmons First Bank of Dermott charter was moved to Rogers, Arkansas. The three branches of Simmons First National Bank located in Rogers, Springdale and Bella Vista, Arkansas were then sold to the relocated bank and the bank name was changed to Simmons First Bank of Northwest Arkansas. The banking facility remaining at Dermott, along with its assets and liabilities, was then transferred to Simmons First Bank of Lake Village, Arkansas and is now a branch of that bank. The name of Simmons First Bank of Lake Village was subsequently changed to Simmons First Bank of South Arkansas.

         On August 1, 1997, Simmons First National Corporation acquired all the outstanding capital stock of First Bank of Arkansas (FBAS), Searcy, Arkansas and First Bank of Arkansas (FBAR), Russellville, Arkansas, in a cash transaction of $53 million and changed the respective names of the banks to Simmons First Bank of Searcy and Simmons First Bank of Russellville. The transaction was accounted for as a purchase and as such, the consolidated operations of the Company include the operations of FBAS and FBAR from the acquisition date. The banks acquired had consolidated assets, as adjusted of $362 million, as of August 1, 1997. The total acquisition cost exceeded the market value of tangible assets and liabilities acquired by $29 million. The intangible assets are being amortized using the straight-line method over 15 years.

         The following table presents condensed pro forma consolidated results of operations as if the acquisitions of FBAS and FBAR had occurred at the beginning of each year. This information combines the historical results of operations of the Company, FBAS and FBAR after the effect of purchase accounting adjustments. The 1997 and 1996 results of operations for FBAS and FBAR includes a provision for loan losses of $732,000 and $2,369,000, respectively. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the period presented and is not necessarily indicative of operating results to be expected in future periods.


(In thousands,
except per share data)      1997       1996
------------------------------------------------
Total revenue              $121,239   $110,580

Net income                   11,872      8,740

Basic earnings per share       2.08       1.53

NOTE 3:  INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

                                                         Years Ended December 31
                        ----------------------------------------------------------------------------------------
                                             1997                                       1996
                        --------------------------------------------- ------------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
----------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury           $   17,610   $   158   $  (37) $   17,731  $   24,700    $   179  $  (122)  $   24,757
U.S. Government
  agencies                  55,662       462      (61)     56,063      35,286        527     (167)      35,646
Mortgage-backed
  securities                 3,350        14      (30)      3,334       4,243         13      (69)       4,187
State and political
  subdivisions              79,039     1,638     (284)     80,393      63,586      1,116     (327)      64,375
Other securities               229         2       --         231         332          2       (4)         330
                        ----------   -------   ------  ----------   ---------     ------   ------    ---------
                        $  155,890   $ 2,274   $ (412) $  157,752  $  128,147    $ 1,837  $  (689)  $  129,295
                         =========    ======    =====   =========   =========     ======   ======    =========

Available-for-Sale

U.S. Treasury           $   70,402   $   763   $  (24) $   71,141  $   63,248    $ 1,006  $   (55)  $   64,199
U.S. Government
  agencies                  80,812       298      (50)     81,060      41,358        186     (135)      41,409
State and political
  subdivisions                 451        --       --         451          --         --       --           --
Other securities             6,601     1,222       --       7,823       3,102        805                 3,907
                        ----------   -------   ------  ----------  ----------     ------   ------    ---------
                        $  158,266   $ 2,283   $  (74) $  160,475  $  107,708    $ 1,997  $  (190)  $  109,515
                         =========    ======    =====   =========   =========     ======   ======    =========


         Income earned on the above securities for the years ended December 31, 1997, 1996 and 1995 is as follows:

(In thousands)           1997      1996      1995
------------------------------------------------------
Taxable
  Held-to-maturity     $ 4,635   $ 4,303   $ 6,949
  Available-for-sale     8,309     6,196     3,131

Non-taxable
  Held-to-maturity       3,538     3,164     2,914
  Available-for-sale         8         1         2
                       -------   -------   -------

         Total         $16,490   $13,664   $12,996
                       =======   =======   =======

         Maturities of investment securities at December 31, 1997, are as follows:

                                                Held-to-Maturity           Available-for-Sale
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
---------------------------------------------------------------------------------------------------
One year or less                            $    13,027   $    13,801   $    43,491    $   43,554
After one through five years                     74,399        75,837        87,388        88,022
After five through ten years                     53,715        53,724        19,288        19,576
After ten years                                  11,170        10,825         1,498         1,500
Mortgage-backed  securities not due
  on a single date                                3,350         3,334            --            --
Other securities                                    229           231         6,601         7,823
                                            -----------   -----------   -----------    ----------
         Total                              $   155,890   $   157,752   $   158,266    $  160,475
                                             ==========    ==========    ==========     =========



         The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $170,047,000 at December 31, 1997 and $86,360,000 at December 31, 1996. The approximate fair value of pledged securities amounted to $171,068,000 at December 31, 1997 and $87,399,000 at December 31, 1996.

         The  book  value of  securities  sold  under  agreement  to  repurchase
amounted  to   $8,413,000   and   $169,000  for  December  31,  1997  and  1996,
respectively.

         The gross realized gains of $2,000 and $270,000 and gross realized losses of $3,000 and $0, respectively, were the result of sold available-for-sale securities in 1997 and called bonds in 1996. Proceeds from sales in 1997 were $849,000.

         Approximately 9 percent of the state and political subdivision debt obligations are rated A or above. Of the remaining securities, most are nonrated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

       The various categories of loans are summarized as follows:

(In thousands)                                                                 1997             1996
---------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                            $  179,828        $ 166,346
   Student loans                                                               63,291           64,193
   Other consumer                                                             112,754           65,384
Real estate
   Construction                                                                43,212           20,325
   Single family residential                                                  122,581           57,251
   Other commercial                                                           118,112           60,439
Commercial
   Commercial                                                                 110,480           41,375
   Agricultural                                                                31,161           21,003
   Financial institutions                                                       6,073            8,469
Other                                                                           6,691            6,028
                                                                           ----------        ---------
Total loans before allowance for loan losses                               $  794,183        $ 510,813
                                                                           ==========         ========

         At December 31, 1997 and 1996, impaired loans totaled $7,972,000 and $4,912,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 1997 were $2,033,000 and $831,000 at December 31, 1996. Interest of $297,000 was
recognized on average impaired loans of $5,917,000 for 1997. Interest of $260,000 was recognized on average impaired loans of $4,212,000 for 1996. Interest recognized on impaired loans on a cash basis during 1997 or 1996 was immaterial.

         As of December 31, 1997, credit card loans, which are unsecured, were $179,828,000, or 22.6%, of total loans versus $166,346,000, or 32.6% of total loans at December 31, 1996. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

         Transactions in the allowance for loan losses are as follows:


(In thousands)                                                        1997             1996              1995
-----------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                         $   8,366         $   8,418         $  7,790
Additions
   Provision charged to expense                                        4,013             2,341            2,092
   Allowance for loan losses of acquired institutions                  4,028                --              361
                                                                    --------         ---------          -------
                                                                      16,407            10,759           10,243
Deductions
   Losses charged to allowance, net of recoveries
     of $580 for 1997, $491 for 1996 and $479 for 1995                 3,779             2,393            1,825
                                                                    --------         ---------          -------

Balance, end of year                                               $  12,628         $   8,366         $  8,418
                                                                    ========          ========          =======

NOTE 5:  TIME DEPOSITS

         Time deposits included approximately $188,522,000 and $88,731,000 of certificates of deposit of $100,000 or more, at December 31, 1997 and 1996, respectively.

         Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 6:  INCOME TAXES

         The   provision   for  income  taxes  is  comprised  of  the  following
components:

(In thousands)                                                         1997            1996              1995
-----------------------------------------------------------------------------------------------------------------
Income taxes currently payable                                     $   5,284         $   4,171         $  4,332
Deferred income taxes                                                  (260)               152            (134)
                                                                    -------          ---------          ------
Provision for income taxes                                         $   5,024         $   4,323         $  4,198
                                                                    ========          ========          =======


         Deferred income taxes related to the change in unrealized appreciation on available-for-sale securities, shown in stockholders' equity, were $144,000, ($497,000) and $1,032,000, for 1997, 1996 and 1995, respectively.

         The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

(In thousands)                                                                 1997             1996
--------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                                $   3,432         $  2,952
   Valuation of foreclosed assets                                                 286              299
   Deferred compensation payable                                                  436              445
   Deferred loan fee income                                                       622              642
   Vacation compensation                                                          344              312
   Loan servicing reserve                                                         240              208
   Loan interest                                                                  205              164
   Other                                                                           23               22
                                                                             --------         --------
                                                                                5,588            5,044
                                                                             --------         --------
Deferred tax liabilities
   Accumulated depreciation                                                      (868)            (776)
   Available-for-sale securities                                                 (799)            (655)
Stock dividends                                                                  (216)            (133)
   Other                                                                         (265)            (155)
                                                                            ---------         --------
                                                                               (2,148)          (1,719)
                                                                            ---------         --------
Net deferred tax assets included in other assets
   on balance sheets                                                        $   3,440         $  3,325
                                                                             ========          =======

         A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)                                                        1997             1996              1995
-----------------------------------------------------------------------------------------------------------------
Computed at the statutory rate (34%)                                 $ 5,785          $  4,972          $ 4,834

Increase (decrease) resulting from
   Tax exempt income                                                 (1,126)           (1,018)            (935)
   Amortization of intangible assets                                      34                77               71
   State income taxes                                                    132               150              111
   Non-deductible expenses                                               108                62               61
   Other differences,  net                                                91                80               56
                                                                      ------          --------           ------

   Actual tax provision                                              $ 5,024          $  4,323          $ 4,198
                                                                      ======           =======           ======

NOTE 7:  LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996, consisted of the following components.

(In thousands)                                                                  1997             1996
--------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                             $   20,000        $      --
9.75% note due 2008, secured by land and building                               1,021            1,067
5.62% to 8.41% FHLB advances due 1998 to 2015,                                 12,010               --
  secured by residential real estate loans
Trust preferred securities                                                     17,250               --
                                                                           ----------        ---------
   Total long-term debt                                                    $   50,281        $   1,067
                                                                            =========         ========

         During the second quarter of 1997, the Corporation formed a wholly owned grantor trust subsidiary (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the Trust and to invest the gross proceeds of such Preferred Securities into notes of the Corporation. The sole assets of the Trust are $17.8 million aggregate principal amount of the Corporation's 9.12% Subordinated Debenture Notes due 2027 which are redeemable beginning in 2002. Such securities qualify as Tier 1 Capital for regulatory purposes.

         Aggregate annual maturities of long-term debt at December 31, 1997 are:


                                                                                           Annual
(In thousands)                                                              Year          Maturities
--------------------------------------------------------------------------------------------------------
                                                                            1998             $    4,325
                                                                            1999                  3,259
                                                                            2000                  3,257
                                                                            2001                  3,170
                                                                            2002                  3,088
                                                                      Thereafter                 33,182

                                                                           Total             $   50,281
                                                                                              =========


NOTE 8:  CAPITAL STOCK

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

NOTE 9:  TRANSACTIONS WITH RELATED PARTIES

         At December 31, 1997 and 1996, the subsidiary banks had loans outstanding to executive officers, directors and to companies in which the banks' executive officers or directors were principal owners, in the amount of $17,809,000 in 1997 and $9,474,000 in 1996.

(In thousands)                                                                  1997
---------------------------------------------------------------------------------------
Balance, beginning of year                                                  $   9,474
New loans                                                                       5,938
Repayments                                                                       (881)
Loans of  acquired institutions                                                 3,278
                                                                             --------

Balance, end of year                                                        $  17,809
                                                                             ========


         In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than the normal risk of collectability or present other unfavorable features.

NOTE 10: EMPLOYEE BENEFIT PLANS

         The Company's 401(k) retirement plan, which has been in effect since January 1, 1991, covers substantially all employees. Employees may contribute up to 12% of their compensation, with the Company and its subsidiaries matching 25% of the employee's contribution on the first 5% of the employee's compensation. The charges to income for this contribution in 1997, 1996 and 1995 were $130,000, $134,000 and $129,000, respectively.

         The Company and its subsidiaries have a discretionary profit sharing and employee stock ownership plan covering all employees. The charges to income for the plan were $896,000 for 1997, $730,000 for 1996 and $640,000 for 1995.

         The Board of Directors has adopted incentive and nonqualified stock option plans. Pursuant to the plan shares are reserved for future issuance by the Company, upon exercise of stock options to be granted to officers and other key employees.

         In 1996, The Financial Accounting Standards Board adopted Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". This statement establishes an alternative fair value-based method of accounting for stock-based compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for the plan and no compensation cost has been recognized. If the Company had elected to recognize compensation cost for options granted in 1995, 1996 and 1997, based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(In thousands except per share data)                                  1997             1996              1995
-----------------------------------------------------------------------------------------------------------------
Net income - as reported                                           $  11,989         $  10,301         $ 10,019
Net income - pro forma                                                11,732            10,089            9,836
Basic earnings per share - as reported                                  2.10              1.81             1.77
Basic earnings per share - pro forma                                    2.06              1.77             1.74

         The above pro forma amounts include only the effect of 1995, 1996 and 1997 option grants and therefore may not be representative of the pro forma impact in future years.

         The weighted average fair values of options granted during 1997, 1996 and 1995 were $7.54, $7.00 and $5.06 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                      1997             1996            1995
--------------------------------------------------------------------------------------------------------------
Expected dividend yield                                                1.99%           1.88%            2.12%
Expected stock price volatility                                       16.00%          16.00%           16.00%
Risk-free interest rate                                                6.33%           6.32%            6.51%
Expected life of options                                             7 years         7 years          7 years

         The table below summarizes the transactions under the Company's stock option plan at December 31, 1997, 1996 and 1995 and changes during the years then ended:

                                                     1997                     1996                   1995
                                            -----------------------  ----------------------- -----------------------
                                                          Weighted               Weighted                Weighted
                                                           Average                Average                 Average
                                              Shares     Exercisable    Shares   Exercisable   Shares   Exercisable
                                               (000)        Price        (000)      Price       (000)      Price
--------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                    189      $16.80          157     $ 12.96         104   $ 9.64
Granted                                            56       26.65           49       25.56          56    18.82
Forfeited                                          (1)      25.67           --          --          --       --
Exercised                                         (23)       8.77          (17)       7.11         (3)     6.67
                                             --------                 --------                  ------

Outstanding, end of year                          221       20.03          189       16.80         157    12.96
                                             ========                 ========                  ======

Exercisable, end of year                          123      $16.51          113     $ 12.09          87    $8.59
                                             ========                 ========                  ======


       The following table summarizes information about stock options under the plan outstanding at December 31, 1997:


                                            Options Outstanding                        Options Exercisable
                                                 Weighted-
                                                  Average          Weighted-                          Weighted-
                                 Number          Remaining          Average           Number           Average
         Range of              Outstanding      Contractual        Exercise         Exercisable       Exercise
     Exercise Prices              (000)            Life              Price             (000)            Price
------------------------------------------------------------------------------------------------------------------
$ 6.67    to   $12.33             56                2 Years         $ 9.51              53             $ 9.58
$15.58    to   $20.50             65                5 Years         $18.37              41             $18.25
$22.17    to   $34.50            100                9 Years         $26.92              29             $26.52

         Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $174,000 for 1997, $196,000 for 1996 and $184,000 for 1995. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8% discount factor.

NOTE 11: ADDITIONAL CASH FLOW INFORMATION

         In connection with acquisitions, the Company acquired assets and assumed liabilities as follows:


(In thousands)                          1997          1996        1995
--------------------------------------------------------------------------
Fair value of assets acquired         $ 361,862    $    --     $  61,278
Liabilities assumed                    (308,862)        --       (53,878)
Common stock issued                        --           --        (3,500)
                                      ---------    ---------   ---------
Cash paid                                53,000         --         3,900
Funds acquired                          (36,960)        --        (6,748)
                                      ---------    ---------   ---------
Net funds paid (acquired)             $  16,040    $    --     $  (2,848)
                                      =========    =========   =========

Additional cash payment information

   Interest paid                      $  37,159    $  27,414   $  23,093
   Income taxes paid                      4,869        4,237       3,851


NOTE 12:  OTHER EXPENSE

    Other operating expenses consists of the following:

(In thousands)                                1997      1996      1995
-------------------------------------------------------------------------
Professional services                       $ 1,584   $ 1,553   $ 1,400
Postage                                       1,281     1,277     1,319
Telephone                                       965       861       841
Credit card expense                           1,413     1,426     1,445
Operating supplies                            1,147       958       846
FDIC insurance                                  175       942       830
Amortization of mortgage servicing rights     2,578     2,120     1,371
Amortization of intangible assets             1,264       447       438
Miscellaneous expense                         5,594     4,737     4,058
                                            -------   -------   -------
         Total                              $16,001   $14,321   $12,548
                                            =======   =======   =======

       The Company had aggregate annual rental equipment expense of approximately $888,000 in 1997, $376,000 in 1996 and $148,000 in 1995. The
Company had aggregate annual rental occupancy expense of approximately $556,000 in 1997, $530,000 in 1996 and $516,000 in 1995.

NOTE 13: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Federal Funds Purchased, Securities Sold Under Agreement to Repurchase and Short-Term Debt

         The carrying amount for federal funds purchased, securities sold under agreement to repurchase and short-term debt are a reasonable estimate of fair value.

Long-Term Debt

         Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.


Commitments to Extend Credit, Letters of Credit and Lines of Credit

         The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

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


                                                December 31, 1997           December 31, 1996
                                            --------------------------  ---------------------
                                               Carrying       Fair          Carrying       Fair
(In thousands)                                  Amount        Value          Amount        Value
--------------------------------------------------------------------------------------------------
Financial assets
   Cash and cash equivalents                $   126,998   $   126,998   $    69,281    $   69,281
   Held-to-maturity securities                  155,890       157,752       128,147       129,295
   Available-for-sale securities                160,475       160,475       109,515       109,515
   Assets held in trading accounts                  449           449           182           182
   Mortgage loans held for sale                   8,758         8,758        10,101        10,101
   Interest receivable                           12,047        12,047         9,675         9,675
   Loans, net                                   781,555       788,440       502,447       514,977

Financial liabilities
   Non-interest bearing transaction accounts    154,544       154,544       126,568       126,568
   Interest bearing transaction accounts and
     savings deposits                           337,133       337,133       264,554       264,554
   Time deposits                                612,824       613,094       345,245       348,589
   Federal funds purchased and securities
     sold under agreements to repurchase         40,733        40,733        29,079        29,079
   Short-term debt                                4,589         4,589         1,484         1,484
   Long-term debt                                50,281        50,275         1,067         1,162
   Interest payable                               6,213         6,213         3,238         3,238

Unrecognized financial instruments (net
   of contract amount)
     Letters of credit                               --            --            --            --
     Commitments to extend credit                    --            --            --            --


         The fair value of commitments to extend credit does not differ materially from the notional or principal amounts.



NOTE 14:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

         Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4.

       The Company has identified the computer systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company is addressing the issue by modifying existing software and/or converting to new software.

       It is the Company's policy to expense maintenance or modification costs as incurred, while the costs of new software (and hardware) are capitalized and amortized over the their useful life. It is reasonably possible that the Company's estimate that it will recover the carrying amount of certain existing software (and hardware) will change in the near term as a result of the Company's Year 2000 resolution decisions.

NOTE 15:  COMMITMENTS AND CREDIT RISK

         The Company grants agri-business, credit card, commercial and residential loans to customers throughout the state. Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

         At December 31, 1997, the Company had outstanding commitments to extend credit aggregating approximately $154,759,000 and $90,164,000 for credit card commitments and other loan commitments, respectively. At December 31, 1996 the Company had outstanding commitments to extend credit aggregating approximately $160,938,000 and $102,574,000 for credit card commitments and other loan commitments, respectively.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $6,775,000 and $2,113,000 at December 31, 1997 and 1996, respectively, with terms ranging from 90 days to one year.

         Mortgage loans serviced for others totaled $1.3 billion and $1.5 billion at December 31, 1997 and 1996, respectively and are not included in the accompanying balance sheets. A reserve of $710,000 has been established for potential loss obligations, based on management's evaluation of a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency and amounts previously advanced on behalf of the borrower that the Company does not expect to recover. Such reserve is netted against foreclosure receivables included in other assets. The transactions included in that reserve are as follows:

(In thousands)                      1997       1996       1995
-----------------------------------------------------------------
Balance, beginning of year        $   566    $   573    $   210

Additions
   Provision charged to reserve       759        864      1,349

Deductions
   Losses charged to reserve         (615)      (871)      (986)
                                  -------    -------    -------

Balance, end of year              $   710    $   566    $   573
                                  =======    =======    =======


       Custodial escrow balances maintained in connection with the foregoing loan servicing and included in deposits, were approximately $11,313,000 and $11,700,000 at December 31, 1997 and 1996, respectively.

         At December 31, 1997, the Company did not have concentrations of 5% or more of the investment portfolio in any bonds issued by a single municipality.

NOTE 16:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the impact that this Statement will have on the Company's consolidated results of operations or financial position. However, any impact will be in presentation only.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure of selected information about operating segments in interim financial reports. The Statement is effective for financial statements for periods beginning after December 15, 1997. Management believes that the adoption of this Statement will not have a material effect on the Company's consolidated results of operations or financial position.

NOTE 17:  CONTINGENT LIABILITIES

         The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 18:  STOCKHOLDERS' EQUITY

         The Company's subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 1997, the Company subsidiaries had approximately $5,000,000 in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies.

       The Company's subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1997, the Company meets all capital adequacy requirements to which it is subject.

       As of the most recent notification from regulatory agencies, the Company and subsidiaries were well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

       The Company's actual capital amounts and ratios along with the Company's most significant subsidiaries are also presented in the table.



                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                             For Capital        Prompt Corrective
                                                        Actual            Adequacy Purposes     Action Provision
(In thousands)                                     Amount    Ratio-%      Amount    Ratio-%     Amount    Ratio-%
-------------------------------------------------------------------------------------------------------------------
As of December 31, 1997
   Total Risk-Based Capital Ratio
     Simmons First National Corporation          $   106,491     12.8  $       N/A           $       N/A
     Simmons First National Bank                      62,084     14.0       35,476     8.0        44,345    10.0
     Simmons First Bank of Russellville               22,330     14.2       12,571     8.0        15,714    10.0
   Tier 1 Capital Ratio
     Simmons First National Corporation               96,069     11.6          N/A                   N/A
     Simmons First National Bank                      56,526     12.8       17,737     4.0        26,607     6.0
     Simmons First Bank of Russellville               20,314     12.9        6,289     4.0         9,434     6.0
   Leverage Ratio
     Simmons First National Corporation               96,069      7.5          N/A                   N/A
     Simmons First National Bank                      56,526      8.2       27,444     4.0        34,305     5.0
     Simmons First Bank of Russellville               20,314      8.5        9,593     4.0        11,992     5.0

As of December 31, 1996
   Total Risk-Based Capital Ratio
     Simmons First National Corporation          $   105,130     19.9  $       N/A           $       N/A
     Simmons First National Bank                      69,120     17.8       31,074     8.0        38,843    10.0
   Tier 1 Capital Ratio
     Simmons First National Corporation               98,509     18.7          N/A                   N/A
     Simmons First National Bank                      64,244     16.5       15,537     4.0        23,306     6.0
   Leverage Ratio
     Simmons First National Corporation               98,509     11.7          N/A                   N/A
     Simmons First National Bank                      64,244     10.3       24,954     4.0        31,192     5.0


NOTE 19:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                                               CONDENSED BALANCE SHEETS
                                              DECEMBER 31, 1997 and 1996

(In thousands)                                                                 1997             1996
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                  $    1,624        $   4,368
Investments in wholly-owned subsidiaries                                      137,507           89,849
Intangible assets, net                                                            537              647
Investment securities                                                           4,204            3,428
Premises and equipment                                                          4,740            4,776
Other assets                                                                    2,657            1,183
                                                                           ----------        ---------
         TOTAL ASSETS                                                      $  151,269        $ 104,251
                                                                            =========         ========

LIABILITIES
Long-term debt                                                             $   38,804        $   1,067
Other liabilities                                                                 383              359
                                                                           ----------        ---------
         Total liabilities                                                     39,187            1,426
                                                                           ----------        ---------

STOCKHOLDERS' EQUITY
Common stock                                                                    5,726           28,527
Surplus                                                                        45,059           22,040
Undivided profits                                                              59,891           51,106
Unrealized appreciation on available-for-sale
   securities, net of income taxes of $799 and
   $655 at 1997 and 1996, respectively                                          1,406            1,152
                                                                           ----------         --------
         Total stockholders' equity                                           112,082          102,825
                                                                           ----------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  151,269        $ 104,251
                                                                            =========         ========


                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

(In thousands)                                         1997         1996       1995
---------------------------------------------------------------------------------------
Income
   Dividends from subsidiaries                       $ 19,230    $  3,170   $  3,205
   Other income                                         3,561       3,653      4,256
                                                     --------    --------   --------
                                                       22,791       6,823      7,461
Expenses                                                4,567       3,273      3,982
                                                     --------    --------   --------
   Income before income taxes and equity in
     undistributed net income of subsidiaries          18,224       3,550      3,479
   Provision for income taxes                            (299)        171        137
                                                     --------    --------   --------

Income before equity in undistributed  net
   income of subsidiaries                              18,523       3,379      3,342
Equity in undistributed net income of subsidiaries     (6,534)      6,922      6,677
                                                     --------    --------   --------

Net income                                           $ 11,989    $ 10,301   $ 10,019
                                                     ========    ========   ========


                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

(In thousands)                                                     1997        1996        1995
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                   $  11,989    $  10,301    $  10,019
   Items not requiring (providing) cash
     Depreciation and amortization                                    388          319          331
     Accretion                                                       --           --            (87)
     Deferred income taxes                                             (5)         (15)        (280)
     Equity in undistributed income of bank subsidiaries            6,534       (6,922)      (6,677)
     Gain on sale of premises and equipment                          --              8         --
   Changes in
     Other Assets                                                  (1,490)        (111)          26
     Other liabilities                                                 24          710         (716)
                                                                ---------    ---------    ---------
         Net cash provided by operating activities                 17,440        4,290        2,616
                                                                ---------    ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of premises and equipment                                (225)      (2,274)        (398)
   Proceeds from sale of premises and equipment                      --           --            275
   Acquisition of subsidiaries                                    (53,937)        --         (3,664)
   Proceeds from maturities of held-to-maturity  securities         3,435       19,867       24,000
   Purchase of held-to-maturity  securities                          --        (11,302)     (30,082)
   Proceeds from maturities of available-for-sale  securities     133,263       79,158        1,896
   Purchase of available-for-sale  securities                    (137,473)     (79,179)     (12,197)
                                                                ---------    ---------    ---------
         Net cash provided by (used in) investing activities      (54,937)       6,270      (20,170)
                                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal reduction on long-term debt                              (46)      (3,690)      (7,387)
   Proceeds from issuance of long-term debt                        37,785         --           --
   Dividends paid                                                  (3,204)      (2,724)      (2,234)
   Issuance (repurchase) of common stock                              218         (676)          20
                                                                ---------    ---------    ---------
Net cash provided by (used in) financing activities                34,753       (7,090)      (9,601)
                                                                ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                (2,744)       3,470      (27,155)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                4,368          898       28,053
                                                                ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $   1,624    $   4,368    $     898
                                                                =========    =========    =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 28, 1998, was filed pursuant to Regulation 14A on March 19, 1998.

ITEM 11.          EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 28, 1998, was filed pursuant to Regulation 14A on March 19, 1998.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 28, 1998, was filed pursuant to Regulation 14A on March 19, 1998.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 28, 1998, was filed pursuant to Regulation 14A on March 19, 1998.

                                     PART IV

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

(b)  Reports on Form 8-K

There have been none filed subsequent to September 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          /s/ John L. Rush   March 23, 1998
                                          ---------------------------------
                                               John L. Rush, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1998.

         Signature                                Title


/s/ J. Thomas May                  President, Chairman, Chief Executive Officer
-----------------------              and Director
J. Thomas May

/s/ Barry L. Crow                  Executive Vice President and Chief Financial
-----------------------              Officer (Principal Financial and
Barry L. Crow                        Accounting Officer)

/s/ W. E. Ayres                    Director
-----------------------
W. E. Ayres

/s/ Ben V. Floriani                Director
-----------------------
Ben V. Floriani

/s/ Lara F. Hutt, III              Director
-----------------------
Lara F. Hutt, III

/s/ George Makris, Jr.             Director
------------------------
George Makris, Jr.

/s/ David R. Perdue                Director
------------------------
David R. Perdue

/s/ Harry L. Ryburn                Director
------------------------
Harry L. Ryburn

/s/ Donald W. Stone                Director
-------------------------
Donald W. Stone

/s/ Henry F. Trotter               Director
-------------------------
Henry F. Trotter, Jr.