Form 10-Q
period 1998-03-31
SIMMONS FIRST NATIONAL CORP
filed 1998-05-04
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION

                              Financial Statements

                                   (Form 10-Q)

                                 March 31, 1998













                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1998               Commission File Number 06253
                   --------------                                      -----


                       SIMMONS FIRST NATIONAL CORPORATION

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Arkansas                               71-0407808
-------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                 Identification No.)


         501 Main Street   Pine Bluff, Arkansas          71601
-------------------------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code       870-541-1350
                                                         ----------------------
                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                                  YES  X     NO
                                      ---       ---



Indicate the number of shares outstanding of each of issuer's classes of common stock.

                                  Class A, Common           5,734,924
                                  Class B, Common           None









                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


                                                                      Page No.

Part I:     Summarized Financial Information

              Consolidated Balance Sheets --
                March 31, 1998 and  December 31, 1997                     3-4

              Consolidated Statements of Income --
                Three months ended March 31, 1998 and 1997                  5

              Consolidated Statements of Cash Flows --
                Three months ended March 31, 1998 and 1997                  6

              Consolidated Statements of Changes in Stockholders' Equity
                Three months ended March 31, 1998 and 1997                  7

              Notes to Consolidated Financial Statements                 8-17

              Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     18-19

              Review by Independent Certified Public Accountants           20

Part II:    Other    Information                                           21

















Part I:  Summarized Financial Information


                       Simmons First National Corporation
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997


                                     ASSETS


                                                           March 31,       December 31,
(In thousands)                                               1998              1997
---------------------------------------------------------------------------------------
                                                          (Unaudited)
Cash and non-interest bearing balances due from banks   $    50,481    $    58,327
Interest bearing balances due from banks                     10,570          4,106
Federal funds sold and securities purchased
   under agreements to resell                                96,050         64,565
                                                        -----------    -----------
     Cash and cash equivalents                              157,101        126,998

Investment securities                                       345,646        316,365
Mortgage loans held for sale                                 10,289          8,758
Assets held in trading accounts                                 961            449
Loans                                                       796,569        794,183
   Allowance for loan losses                                (12,784)       (12,628)
                                                        -----------    -----------
     Net loans                                              783,785        781,555

Premises and equipment                                       28,605         28,621
Foreclosed assets held for sale, net                          1,316          1,099
Interest receivable                                          11,385         12,047
Mortgage servicing rights, net                                5,961          6,703
Intangible assets, net                                       30,248         30,834
Other assets                                                 12,637         12,716
                                                        -----------    -----------

         TOTAL ASSETS                                   $ 1,387,934    $ 1,326,145
                                                        ===========    ===========


The December 31, 1997 Consolidated Balance Sheet is as reported in the Corporation's 1997 Annual Report to the Stockholders.

See Notes to Consolidated Financial Statements.








                       Simmons First National Corporation
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              March 31,        December 31,
(In thousands)                                                  1998              1997
-------------------------------------------------------------------------------------------
LIABILITIES                                                   (Unaudited)
Non-interest bearing transaction accounts                     $   192,026   $   154,544
Interest bearing transaction accounts and savings deposits        341,459       337,133
Time deposits                                                     608,980       612,824
                                                              -----------   -----------
     Total deposits                                             1,142,465     1,104,501
Federal funds purchased and securities sold
   under agreements to repurchase                                  61,225        40,733
Short-term debt                                                     1,890         4,589
Long-term debt                                                     49,931        50,281
Accrued interest and other liabilities                             18,229        13,959
                                                              -----------   -----------
     Total liabilities                                          1,273,740     1,214,063
                                                              -----------   -----------

STOCKHOLDERS' EQUITY

Capital stock
   Class A, common, par value $1 a share, authorized
   10,000,000 shares, 5,734,924 issued and outstanding
   at 1998 and 5,726,212 at 1997                                    5,735         5,726
Surplus                                                            45,132        45,059
Undivided profits                                                  61,857        59,891
Unrealized appreciation on available-for-sale  securities,
   net of income taxes of $836 at 1998 and $799 at 1997             1,470         1,406
                                                              -----------   -----------
     Total stockholders' equity                                   114,194       112,082
                                                              -----------   -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,387,934   $ 1,326,145
                                                              ===========   ===========






     The December 31, 1997 Consolidated Balance Sheet is as reported in the Corporation's 1997 Annual Report to the Stockholders.

See Notes to Consolidated Financial Statements.



                       Simmons First National Corporation
                        Consolidated Statements of Income
                   Three Months Ended March 31, 1998 and 1997



                                                                   March 31,   March 31,
(In thousands, except per share data)                                1998        1997
----------------------------------------------------------------------------------------
                                                                  (Unaudited)
INTEREST INCOME
   Loans                                                            $18,024   $11,521
   Federal funds sold and securities purchased
     under agreements to resell                                       1,075       538
   Investment securities                                              4,864     3,672
   Mortgage loans held for sale, net of unrealized gains (losses)       116
                                                                                  117
   Assets held in trading accounts                                       22        16
   Interest bearing balances due from banks                             130        77
                                                                    -------   -------
         TOTAL INTEREST INCOME                                       24,231    15,941
                                                                    -------   -------

INTEREST EXPENSE
   Deposits                                                          10,890     6,537
   Federal funds purchased and securities sold
     under agreements to repurchase                                     654       463
   Short-term debt                                                       26        29
   Long-term debt                                                       981        26
                                                                    -------   -------
         TOTAL INTEREST EXPENSE                                      12,551     7,055
                                                                    -------   -------

NET INTEREST INCOME                                                  11,680     8,886
   Provision for  loan losses                                         1,129       764
                                                                    -------   -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                     10,551     8,122
                                                                    -------   -------
NON-INTEREST INCOME
   Trust income                                                         812       604
   Service charges on deposit accounts                                1,286       745
   Other service charges and fees                                       357       309
   Income on sale of mortgage loans, net of commissions                 113       121
   Income on investment banking, net of commissions                     270       275
   Credit card fees                                                   2,149     2,194
   Mortgage servicing and mortgage-related fees                       1,896     1,706
   Other income                                                         163       272
   Gains (losses) on sale of securities, net                           --        --
                                                                    -------   -------
         TOTAL NON-INTEREST INCOME                                    7,046     6,226
                                                                    -------   -------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                     6,950     5,636
   Occupancy expense, net                                               822       621
   Furniture and equipment expense                                      908       743
   Loss on foreclosed assets                                            196       252
   Other operating expense                                            4,760     3,480
                                                                    -------   -------
         TOTAL NON-INTEREST EXPENSE                                  13,636    10,732
                                                                    -------   -------
INCOME BEFORE INCOME TAXES                                            3,961     3,616
   Provision for income taxes                                         1,136     1,028
                                                                    -------   -------
NET INCOME                                                          $ 2,825   $ 2,588
                                                                    =======   =======
BASIC EARNINGS PER SHARE                                            $  0.49   $  0.45
                                                                    =======   =======
DILUTED EARNINGS PER SHARE                                          $  0.48   $  0.45
                                                                    =======   =======


See Notes to Consolidated Financial Statements.



                       Simmons First National Corporation
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997



                                                                March 31,        March 31,
(In thousands)                                                    1998             1997
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                            (Unaudited)
   Net income                                                   $   2,825    $   2,588
   Items not requiring (providing) cash
     Depreciation and amortization                                  2,078        1,151
     Provision for loan losses                                      1,129          764
     Net (accretion) amortization of investment securities           (130)         651
     Deferred income taxes                                              9          (40)
     Provision for foreclosed assets                                   15           81
     Gains on sale of premises and equipment                         --             (1)
   Changes in
     Interest receivable                                              662        1,554
     Mortgage loans held for sale                                  (1,531)       4,190
     Assets held in trading accounts                                 (512)         (54)
Other assets                                                           79        1,676
     Accrued interest and other liabilities                         3,079          (39)
     Income taxes payable                                           1,182        1,138
                                                                ---------    ---------
         Net cash provided by operating activities                  8,885       13,659
                                                                ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net origination's of loans                                      (3,692)      (6,093)
   Purchase of premises and equipment                                (804)        (901)
   Proceeds from sale of premises and equipment                        70          338
   Proceeds from sale of foreclosed assets                            101         --
   Proceeds from maturities of available-for-sale  securities      25,095       21,560
   Purchases of available-for-sale  securities                    (52,729)     (23,900)
   Proceeds from maturities of held-to-maturity  securities        13,951        4,320
   Purchases of held-to-maturity  securities                      (15,404)      (4,287)
                                                                ---------    ---------
         Net cash used in investing activities                    (33,412)      (8,963)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                        37,964        8,065
   Net (repayments) advances of short-term debt                    (2,699)         844
   Dividends paid                                                    (859)        (743)
    Repayments of long-term debt                                     (350)         (11)
    Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase             20,492         (791)
   Issuance of common stock, net                                       82           82
                                                                ---------    ---------
         Net cash provided by financing activities                 54,630        7,446
                                                                ---------    ---------
INCREASE IN CASH AND
   CASH EQUIVALENTS                                                30,103       12,142
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                              126,998       69,281
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 157,101    $  81,423
                                                                =========    =========

See Notes to Consolidated Financial Statements.





                       Simmons First National Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 1998 and 1997

                                                                       Unrealized
                                                                      Appreciation
                                                                      On Available-
                                              Common                    For-Sale      Undivided
(In thousands)                                 Stock      Surplus    Securities, Net   Profits       Total
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  $  28,527   $  22,040      $     1,152    $  51,106   $  102,825

Comprehensive income
   Net income                                                                             2,588        2,588
   Change in unrealized appreciation on
     available-for-sale securities,
     net of income tax credit of $420                                         (742)                     (742)
                                                                                                  -----------
Comprehensive income                                                                                   1,846

Exercise of stock options--10,500 shares           53          48                                        101

Securities exchanged under stock option plan       (4)        (15)                                       (19)

Cash dividends declared ($0.13 per share)                                                  (743)        (743)
                                             --------    --------       ----------     ---------   ----------

Balance, March 31, 1997                        28,576      22,073              410       52,951      104,010

Comprehensive income
   Net income                                                                             9,401        9,401
   Change in unrealized appreciation on
     available-for-sale securities, net of income
     taxes  of $564                                                            996                       996
                                                                                                  ----------
Comprehensive income                                                                                  10,397

Exercise of stock options--12,600 shares           13         167                                        180

Securities exchanged under stock option plan       (1)        (43)                                       (44)

Common stock par value change                 (22,862)     22,862

Cash dividends declared ($0.43 per share)                                                (2,461)      (2,461)
                                             --------    --------       ----------     ---------   ----------

Balance, December 31, 1997                      5,726      45,059            1,406       59,891      112,082

Comprehensive income
   Net income                                                                             2,825        2,825
   Change in unrealized appreciation on
     available-for-sale securities, net of income
     taxes of $37                                                               64                        64
                                                                                                  ----------
Comprehensive income                                                                                   2,889

Exercise of stock options--9,200 shares             9          96                                        105

Securities exchanged under stock option plan                  (23)                                       (23)

Cash dividends declared ($0.15 per share)                                                  (859)        (859)
                                             --------    --------       ----------     ---------   ----------

Balance, March 31, 1998                     $   5,735   $  45,132      $     1,470    $  61,857   $  114,194
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

         The accounting policies followed in the presentation of interim financial results are presented on pages 24-27 of the 1997 Annual Report to shareholders.

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

The computation of per share earnings is as follows:


                                                March 31, March 31,
(In thousands, except per share data)            1998      1997
-------------------------------------------------------------------
Net Income                                       $2,825   $2,588
                                                 ------   ------

Average common shares outstanding                 5,728    5,708
Average common share stock options outstanding      128       70
                                                 ------   ------
Average diluted common shares                     5,856    5,778
                                                 ------   ------

Basic earnings per share                         $ 0.49   $ 0.45
                                                 ======   ======
Diluted earnings per share                       $ 0.48   $ 0.45
                                                 ======   ======






NOTE 2:  INVESTMENT SECURITIES

         The amortized cost and fair value of investments in debt securities that are held-to-maturity and available-for-sale are as follows:

                                           March 31,                                 December 31,
                                             1998                                       1997
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
-------------------------------------------------------------------------------------------------------------

Held-to-Maturity
U.S. Treasury           $   18,055   $   172   $  (20) $   18,207  $   17,610    $   158  $   (37)  $   17,731
U.S. Government
  agencies                  55,776       488      (47)     56,217      55,662        462      (61)      56,063
Mortgage-backed
  securities                 3,129        17      (16)      3,130       3,350         14      (30)       3,334
State and political
  subdivisions              80,236     1,594      (73)     81,757      79,039      1,638     (284)      80,393
Other securities               213         2       --         215         229          2       --          231
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  157,409   $ 2,273   $ (156) $  159,526  $  155,890    $ 2,274  $  (412)  $  157,752
                         =========    ======    ======  =========   =========     ======   =======   =========

Available-for-Sale

U.S. Treasury           $   89,659   $   821   $  (16) $   90,464  $   70,402    $   763  $   (24)  $   71,141
U.S. Government
  agencies                  89,185       335      (50)     89,470      80,812        298      (50)      81,060
State and political
  subdivisions                 448         2       --         450         451         --       --          451
Other securities             6,637     1,216       --       7,853       6,601      1,222       --        7,823
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  185,929   $ 2,374   $  (66) $  188,237  $  158,266    $ 2,283  $   (74)  $  160,475
                         =========    ======    ======  =========   =========     ======   =======   =========


         The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $173,764,000 at March 31, 1998 and $170,047,000 at December 31, 1997. The approximate fair value of pledged securities amounted to $175,101,000 at March 31, 1998 and $171,068,000 at December 31, 1997.

         The book value of securities sold under agreements to repurchase amounted to $9,610,000 and $8,413,000 for March 31, 1998 and December 31, 1997,
respectively.


         Income earned on securities for the three months ended March 31, 1998 and 1997 is as follows:

(In thousands)          1998     1997
 -------------------------------------
Taxable
  Held-to-maturity     $1,284   $1,018
  Available-for-sale    2,558    1,833

Non-taxable
  Held-to-maturity      1,017      821
  Available-for-sale        5     --
                       ------   ------

         Total         $4,864   $3,672
                       ======   ======


       Maturities of investment securities at March 31, 1998


                                                Held-to-Maturity           Available-for-Sale
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
One year or less                            $    19,233   $    20,025   $    63,556    $   63,662
After one through five years                     70,545        71,908        93,440        90,155
After five through ten years                     54,714        54,874        20,798        25,067
After ten years                                   9,575         9,374         1,498         1,500
Mortgage-backed  securities not due
  on a single date                                3,129         3,130            --            --
Other securities                                    213           215         6,637         7,853
                                             ----------    ----------    ----------     ---------
         Total                              $   157,409   $   159,526   $   185,929    $  188,237
                                             ==========    ==========    ==========     =========


     The table below shows gross realized gains and losses during the first three months of 1998 and 1997.

                                                              March 31,
 (In thousands)                                         1998           1997
---------------------------------------------------------------------------
Proceeds from sales                                 $        --     $        --
                                                     ----------      ----------
   (Does not include called bonds)

Gross gains                                                  --              --
Gross losses                                                 --              --
                                                     ----------      ----------

Securities gains (losses)                           $        --     $        --
                                                     ==========      ==========


         Approximately 8.9 percent of the state and political subdivision securities are rated A or above. Of the remaining securities, most are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.





NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The various categories are summarized as follows:

                                                                             March 31,      December 31,
(In thousands)                                                                 1998             1997
---------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                            $     164,841     $    179,828
   Student loans                                                                  69,272           63,291
   Other consumer                                                                113,155          112,754
Real estate
   Construction                                                                   44,964           43,212
   Single family residential                                                     121,874          122,581
   Other commercial                                                              122,570          118,112
Commercial
   Commercial                                                                    115,392          110,480
   Agricultural                                                                   27,252           31,161
   Financial institutions                                                          6,505            6,073
Other                                                                             10,744            6,691
                                                                            ------------      -----------
Total loans before allowance for loan losses                               $     796,569     $    794,183
                                                                            ============      ===========


         During the first three months of 1998, foreclosed assets held for sale increased $217,000 to $1,316,000 and are carried at the lower of cost or fair market value. Non-accrual loans and other non-performing loans for the Corporation at March 31, 1998, $5,640,000 and $2,311,000, respectively, bringing the total of non-performing assets to $9,267,000.






       Transactions in the allowance for loan losses are as follows:

                                                                                    March 31,        December 31,
(In thousands)                                                                         1998              1997
-----------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                           $  12,628         $  8,366
Additions
   Provision charged to expense                                                          1,129              764
                                                                                     ---------         --------
                                                                                        13,757            9,130
Deductions
   Losses charged to allowance, net of recoveries
     of $143 and $174 for the first three months of
     1998 and 1997, respectively                                                           973              833
                                                                                      --------          -------

Balance, March 31                                                                   $   12,784         $  8,297
                                                                                     =========          -------

Additions
   Allowance for loan losses of acquired institutions                                                     4,028
   Provision charged to expense                                                                           3,249
                                                                                                         15,574
Deductions
   Losses charged to allowance, net of recoveries
     of $406 for the last nine months of
     1997                                                                                                 2,946
                                                                                                        -------

Balance, end of year                                                                                   $ 12,628

                                                                                                        =======

         At March 31, 1998 and December 31, 1997, impaired loans totaled $8,602,000 and $7,972,000, respectively, all of which had reserves allocated. An allowance of $2,398,000 and $2,033,000 for possible losses related to those loans at March 31, 1998 and December 31, 1997, respectively.

         Interest of $66,000 and $59,000 was recognized on average impaired loans of $8,287,000 and $4,300,000 as of March 31, 1998 and 1997, respectively. Interest recognized on impaired loans on a cash basis during the first three months of 1998 and 1997 was immaterial.

NOTE 4:  ACQUISITIONS

         On August 1, 1997, Simmons First National Corporation acquired all the outstanding capital stock of First Bank of Arkansas, Searcy, Arkansas and First Bank of Arkansas, Russellville, Arkansas, in a cash purchase transaction of $53 million. The banks acquired had consolidated assets, as adjusted of $362 million, as of August 1, 1997,






NOTE 5:  CERTAIN TRANSACTIONS

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

NOTE 6:  STOCK OPTIONS AND RESTRICTED STOCK

         As of March 31, 1998, 288,050 shares of common stock of the Corporation had been granted through an employee stock option incentive plan. There were 122,300 exercisable options at the end of the first quarter of 1998. Forty-eight thousand eight hundred shares have been issued upon exercise of options. As of March 31, 1998, three thousand shares of common stock of the corporation had been granted and issued as Bonus Shares of restricted stock.

NOTE 7:  ADDITIONAL CASH FLOW INFORMATION

                                                              Three Months Ended
                                                                    March 31,
(In thousands)                                              1998                  1997
---------------------------------------------------------------------------------------
Interest paid                                       $       12,521      $         6,997
Income taxes
   paid                                             $           --      $            59


NOTE 8:  INCOME TAXES

         The   provision   for  income  taxes  is  comprised  of  the  following
components:

                                                                     March 31,             March 31,
(In thousands)                                                        1998                   1997
----------------------------------------------------------------------------------------------------
Income taxes currently payable                                  $          1,127       $       1,068
Deferred income taxes                                                          9                 (40)
                                                                 ---------------        ------------
Provision for income taxes                                      $          1,136       $       1,028
                                                                 ===============       =============






         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:

                                                                      March 31,          December 31,
(In thousands)                                                        1998                   1997
-----------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                    $          3,628       $        3,432
   Valuation  of foreclosed assets
     held for sale                                                           197                  286
   Deferred compensation payable                                             436                  436
   Deferred loan fee income                                                  593                  622
   Other                                                                     771                  812
                                                                 ---------------        -------------
    Total deferred tax assets                                              5,625                5,588
                                                                 ---------------        ---------------

Deferred tax liabilities
   Accumulated depreciation                                                 (888)                (868)
   Available-for-sale  securities                                           (836)                (799)
   Other                                                                    (507)                (481)
                                                                 ---------------        -------------
      Total deferred tax liabilities                                      (2,231)              (2,148)
                                                                 ----------------       ---------------
Net deferred tax assets included in other
      assets on balance sheets                                  $          3,394       $        3,440
                                                                 ===============        ===============


         A reconciliation of income tax expense at the statutory rate to the Corporation's actual income tax expense is shown below:


                                                                    March 31,              March 31,
(In thousands)                                                        1998                   1997
----------------------------------------------------------------------------------------------------

Computed at the statutory rate (34%)                            $          1,347       $       1,230

Increase (decrease) resulting from:
   Tax exempt income                                                        (362)               (288)
   Other differences, net                                                    151                  86
                                                                 ---------------        ---------------

Actual tax provision                                            $          1,136       $       1,028
                                                                 ===============        ===============


NOTE 9:  TIME DEPOSITS

         Time deposits include approximately $178,972,000 and $188,522,000 of certificates of deposit of $100,000 or more at March 31, 1998, and December 31, 1997, respectively.

NOTE 10: COMMITMENTS AND CREDIT RISK

         The seven affiliate banks of the Corporation grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Corporation's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 20.7% and 22.6% of the portfolio, as of March 31, 1998 and December 31, 1997, respectively.





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

         At March 31, 1998, the Corporation had outstanding commitments to extend credit aggregating approximately $168,580,000 and $133,021,000 for credit card commitments and other loan commitments, respectively. At December 31, 1997, the Corporation had outstanding commitments to extend credit aggregating approximately $154,759,000 and $90,164,000 for credit card commitments and other loan commitments, respectively.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Corporation, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation had total outstanding letters of credit amounting to $9,462,000 and $6,775,000 at March 31, 1998 and December 31, 1997, respectively, with terms ranging from 90 days to one year.

         Mortgage loans serviced for others totaled $1.2 billion and $1.3 billion at March 31, 1998 and December 31, 1997, respectively. A reserve has been established for potential loss obligations, based on management's evaluation of a number of variables, including the amount of delinquent loans serviced for other investors, length of delinquency, and amounts previously advanced on behalf of the borrower that the Corporation does not expect to recover. This reserve is netted against foreclosure receivables included in other assets. As of March 31, 1998 and December 31, 1997, this reserve balance was $777,000 and $710,000, respectively.

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






NOTE 12: LONG-TERM DEBT

     Long-term debt at March 31, 1998 and December 31, 1997, consisted of the following components,

                                                                    March 31,            December 31,
(In thousands)                                                        1998                   1997
-----------------------------------------------------------------------------------------------------


7.32% note due 2007, unsecured                                  $         20,000       $       20,000
9.75% note due 2008, secured by land and building                          1,010                1,021
5.62% to 8.41% FHLB advances due 1998 to 2015,
   secured by residental real estate loans                                11,671               12,010
Trust preferred securities                                                17,250               17,250
                                                                 ---------------        ---------------

                                                                $         49,931       $       50,281
                                                                 ===============        ===============

         During the second quarter of 1997, the Corporation formed a wholly owned grantor trust subsidiary (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the respective Trust and to invest the gross proceeds of such preferred securities into notes of the Corporation. The sole assets of the Trust are $17.8 million aggregate principal amount of the Corporation's 9.12% Subordinated Debenture Notes due 2027 which are redeemable beginning in 2002. Such securities qualify as Tier 1 Capital for regulatory purposes.

         Aggregate annual maturities of long-term debt at March 31, 1998 are:

                                                                                            Annual
(In thousands)                                                        Year                Maturities
----------------------------------------------------------------------------------------------------
                                                                      1998       $          3,975
                                                                      1999                  3,259
                                                                      2000                  3,257
                                                                      2001                  3,170
                                                                      2002                  3,088
                                                                   Thereafter              33,182
                                                                                 ----------------
                                                                   Total         $         49,931
                                                                                 ================

NOTE 13: UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent corporation without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At March 31, 1998, the bank subsidiaries had approximately $3 million available for payment of dividends to the Corporation without prior approval of the regulatory agencies.

         The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of March 31, 1998, each of the seven subsidiary banks met the capital standards for a well-capitalized institution. The Corporation's "total risk-based capital" ratio was 13.1% at March 31, 1998.

NOTE 14: CAPITAL STOCK

         At the April 22, 1997 annual meeting of shareholders, an amendment to the Articles of Incorporation was approved reducing the par value of the class A common stock of the Company from $5.00 to $1.00.





   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 1998, was $2,825,000, an increase of $237,000, or 9.2%, over the same period in 1997. Basic earnings per share for the three-month periods ended March 31, 1998 and 1997, were $0.49 and $0.45, respectively. Diluted earnings per share for the three-month periods ended March 31, 1998 and 1997, were $0.48 and $0.45, respectively. Return on average assets and return an average stockholder's equity for the three-month period ended March 31, 1998 was 0.88% and 10.08%, compared to 1.19% and 10.07%, respectively, for the same period in 1997.

         Cash earnings (net income excluding amortization of intangibles) for the first quarter of 1998 were $0.56 per share compared with $0.47 for the first quarter of 1997, reflecting a 19.1% increase. Cash return on average assets was 1.02% and cash return on average stockholders' equity was 11.41% for the three-month period ended March 31, 1998, compared with 1.23% and 10.36%, respectively, for the same period in 1997.

         Growth in both loans and deposits coupled with an increase in non-interest income, contributed to the Company's record earnings performance in the first quarter 1998.

         As of August 1, 1997, the Corporation completed the acquisition of First Bank of Arkansas (FBAR), Russellville, Arkansas and First Bank of Arkansas
(FBAS), Searcy, Arkansas in a cash purchase transaction of $53 million. This transaction was partially financed through the issuance of $20 million in long-term debt and $17 million in trust preferred securities. The banks acquired had consolidated assets, as adjusted, of $362 million, as of August 1, 1997.

         Net interest income, the difference between interest income and interest expense, for the three-month period ended March 31, 1998, increased $2,794,000, or 31.4%, when compared to the same period in 1997. During the first quarter, interest income increased $8,290,000, or 52.0%, while interest expense increased $5,496,000, or 77.9%, when compared to the same period in 1997. These figures reflect the acquistion of FBAR and FBAS and the long-term debt associated with these acquistions.

         The provision for loan losses for the first quarter of 1998 was $1,129,000, compared to $764,000 for the same period of 1997, resulting in a $365,000, or 47.8%, increase. The increase from 1998 to 1997 is attributable to acquisitions, growth in loans and bankruptcies in the bankcard portfolio.

         Non-interest income, exclusive of net gains on securities sold, for the first quarter ended March 31, 1998, was $7,046,000, a 13.2% increase over the $6,226,000 reported for the same period in 1997. Total fee income for the three-month period ended March 31, 1998 was up 16.9%.

         During the three months ended March 31, 1998, non-interest expense increased $2,904,000, or 27.1%, over the same period in 1997. The increase from 1998 to 1997 includes a $470,000 increase in the amortization of intangibles attributable to the acquisition of FBAR and FBAS. The increase reflects the acquisitions and the normal increase in the cost of doing business.






         Total assets for the Corporation at March 31, 1998, were $1.388 billion, an increase of $61.8 million, or 4.7%, over the same figure at December 31, 1997. Deposits at March 31, 1998, totaled $1.142 billion, an increase of $38.0 million, or 3.4%, from the same figure at December 31, 1997. Stockholders' equity at the end of the first quarter was $114,194,000, an increase of $2,112,000, or 1.9%, from the December 31, 1997 figure.

         Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.60% as of March 31, 1998, compared to 1.61% for the same date in 1997. As of March 31, 1998, non-performing loans equaled 1.0% of total loans, while the allowance for loan losses equaled 161% of non-performing loans.

         During the first quarter of 1998, the Company's board of directors voted unanimously, to recommend the adoption of an amendment to the Articles of Incorporation to increase the number of authorized shares of Class A Common Stock ("Common Stock") of the Company from 10,000,000 to 30,000,000 shares. The principal reason for the proposed amendment to increase the number of authorized shares of the Common Stock is to provide sufficient shares to enable the Company to issue additional shares, if needed, to effect future stock dividends or to engage in acquisitive transactions.

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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At March 31, 1998, each bank was within established guidelines and total corporate liquidity was strong. At March 31, 1998, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resell, and mortgage loans held for sale were 25.7% of total assets.





               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 17 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of March 31, 1998 and for the three-months ended March 31, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                   BAIRD, KURTZ & DOBSON

Pine Bluff, Arkansas
April  28, 1998


Part II:  Other Information

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

                                  Number
Identity(1)    Date of Sale      of Shares  Price(2)       Type of Transaction
----------     ------------      --------  --------      ----------------------
1 Officer      February, 1998       300      22.1667      Incentive Stock Option
1 Officer      February, 1998       300      25.6667      Incentive Stock Option
8 Officers     March, 1998        8,100       9.6250      Incentive Stock Option
1 Officer      March, 1998          500      25.6667      Incentive Stock Option

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

                      SIMMONS FIRST NATIONAL CORPORATION
                      ----------------------------------
                                 (Registrant)



Date:May 1, 1998                       /s/ J. Thomas May
     -----------                       -----------------------------------------
                                       J. Thomas May,  Chairman,
                                       President and  Chief Executive Officer



Date:May 1, 1998                       /s/ Barry L. Crow
     -----------                       -----------------------------------------
                                       Barry L. Crow, Executive Vice President
                                       and Chief Financial Officer