Form 10-Q
period 1998-06-30
SIMMONS FIRST NATIONAL CORP
filed 1998-08-10
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION

                              Financial Statements

                                   (Form 10-Q)

                                  June 30, 1998



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1998                    Commission File Number 06253
                   -------------                                           -----


                       SIMMONS FIRST NATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)


                  Arkansas                                71-0407808
--------------------------------------------------------------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                  Identification No.)


      501 Main Street   Pine Bluff, Arkansas              71601
--------------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        870-541-1350
                                                          ---------------------
                                Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                                 YES  X     NO
                                     ---       ---


Indicate the number of shares outstanding of each of issuer's classes of common stock.

                                    Class A, Common           5,740,624
                                    Class B, Common           None




                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


                                                                       Page No.

Part I:     Summarized Financial Information

              Consolidated Balance Sheets --
                June 30, 1998 and  December 31, 1997                        3-4

              Consolidated Statements of Income --
                Three months and six months ended June 30, 1998 and 1997      5

              Consolidated Statements of Cash Flows --
                Six months ended June 30, 1998 and 1997                       6

              Consolidated Statements of Changes in Stockholders' Equity
                Six months ended June 30, 1998 and 1997                       7

              Notes to Consolidated Financial Statements                   8-17

              Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       18-21

              Review by Independent Certified Public Accountants             22

Part II:    Other    Information                                          23-25

Part I:  Summarized Financial Information


                       Simmons First National Corporation
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997

                                     ASSETS
                                                                                        June 30,          December 31,
(In thousands)                                                                              1998               1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Cash and non-interest bearing balances due from banks                                   $    52,203       $    58,327
Interest bearing balances due from banks                                                      3,512             4,106
Federal funds sold and securities purchased
   under agreements to resell                                                                41,175            64,565
                                                                                        -----------       -----------
     Cash and cash equivalents                                                               96,890           126,998

Investment securities                                                                       323,202           316,365
Mortgage loans held for sale                                                                  7,256             8,758
Assets held in trading accounts                                                                  42               449
Loans                                                                                       835,606           794,183
Allowance for loan losses                                                                  (14,870)          (12,628)
                                                                                        -----------       -----------
     Net loans                                                                              820,736           781,555

Premises and equipment                                                                       29,816            28,621
Foreclosed assets held for sale, net                                                          1,076             1,099
Interest receivable                                                                          12,241            12,047
Mortgage servicing rights, net                                                                   --             6,703
Intangible assets, net                                                                       29,786            30,834
Other assets                                                                                 17,889            12,716
                                                                                        -----------       ------------

         TOTAL ASSETS                                                                   $ 1,338,934       $  1,326,145
                                                                                        ===========       ============

The December 31, 1997 Consolidated Balance Sheet is as reported in the Company's 1997 Annual Report to the Stockholders.

See Notes to Consolidated Financial Statements.


                       Simmons First National Corporation
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                            June 30,      December 31,
(In thousands)                                                                                1998              1997
----------------------------------------------------------------------------------------------------------------------
LIABILITIES                                                                                 (Unaudited)
Non-interest bearing transaction accounts                                                   $   160,214   $   154,544
Interest bearing transaction accounts and savings deposits                                      348,295       337,133
Time deposits                                                                                   595,939       612,824
                                                                                            -----------   -----------
     Total deposits                                                                           1,104,448     1,104,501
Federal funds purchased and securities sold
   under agreements to repurchase                                                                42,495        40,733
Short-term debt                                                                                   3,964         4,589
Long-term debt                                                                                   49,582        50,281
Accrued interest and other liabilities                                                           21,595        13,959
                                                                                            -----------   -----------
     Total liabilities                                                                        1,222,084     1,214,063
                                                                                            -----------   -----------

STOCKHOLDERS' EQUITY

Capital stock
   Class  A,  common,  par  value  $1  a  share,  authorized  30,000,000  shares
    (authorized 10,000,000 shares in 1997), 5,740,624 issued and outstanding
    at 1998 and 5,726,212 at 1997                                                                 5,741         5,726
Surplus                                                                                          45,287        45,059
Undivided profits                                                                                64,383        59,891
Unrealized appreciation on available-for-sale  securities,
   net of income taxes of $818 at 1998 and $799 at 1997                                           1,439         1,406
                                                                                            -----------   -----------
     Total stockholders' equity                                                                 116,850       112,082
                                                                                            -----------   -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 1,338,934   $  1,326,145
                                                                                            ===========   ============

The December 31, 1997 Consolidated Balance Sheet is as reported in the Company's 1997 Annual Report to the Stockholders.

See Notes to Consolidated Financial Statements.


                       Simmons First National Corporation
                        Consolidated Statements of Income
            Three Months and Six Months Ended June 30, 1998 and 1997

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                    June 30,
(In thousands, except per share data)                               1998           1997           1998        1997
----------------------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
INTEREST INCOME
   Loans                                                        $   18,471     $  12,158      $  36,495       $ 23,679
   Federal funds sold and securities purchased
     under agreements to resell                                        777           572          1,852          1,110
   Investment securities                                             4,964         3,745          9,828          7,417
   Mortgage loans held for sale, net of unrealized gains (losses)      117            79            233            196
   Assets held in trading accounts                                      38            32             60             48
   Interest bearing balances due from banks                             74            61            204            138
                                                                ----------     ---------      ---------        -------
         TOTAL INTEREST INCOME                                      24,441        16,647         48,672         32,588
                                                                ----------     ---------      ---------        -------

INTEREST EXPENSE
   Deposits                                                         10,869         6,859         21,759         13,396
   Federal funds purchased and securities sold
     under agreements to repurchase                                    656           485          1,310            948
   Short-term debt                                                      21            35             47             64
   Long-term debt                                                      990            56          1,971             82
                                                                ----------     ---------      ---------       --------
         TOTAL INTEREST EXPENSE                                     12,536         7,435         25,087         14,490
                                                                ----------     ---------      ---------        -------

NET INTEREST INCOME                                                 11,905         9,212         23,585         18,098
   Provision for  loan losses                                        3,720           881          4,849          1,645
                                                                 ---------     ---------      ---------        -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                     8,185         8,331         18,736         16,453
                                                                 ---------     ---------      ---------        -------
NON-INTEREST INCOME
   Trust income                                                        749           523          1,561          1,127
   Service charges on deposit accounts                               1,389           859          2,675          1,604
   Other service charges and fees                                      342           390            699            699
   Income on sale of mortgage loans, net of commissions                 91           102            204            223
   Income on investment banking, net of commissions                    547           127            817            402
   Credit card fees                                                  2,369         2,293          4,518          4,487
   Mortgage servicing and mortgage-related fees                      1,771         1,968          3,667          3,674
Other income                                                           378            42            541            314
   Gain on sale of  mortgage servicing                               3,273            --          3,273             --
   Gains on sale of securities, net                                      4            --              4             --
                                                                 ---------     ---------      ---------        -------
         TOTAL NON-INTEREST INCOME                                  10,913       6,304           17,959         12,530
                                                                 ---------     ---------      ---------        -------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    7,029         5,513         13,979         11,149
   Occupancy expense, net                                              837           597          1,659          1,218
   Furniture and equipment expense                                     922           726          1,830          1,469
   Loss on foreclosed assets                                           236           327            432            579
   Other operating expenses                                          5,178         3,501          9,938          6,981
                                                                ----------     ---------      ---------        -------
         TOTAL NON-INTEREST EXPENSE                                 14,202        10,664         27,838         21,396
                                                                ----------      --------      ---------        -------
INCOME BEFORE INCOME TAXES                                           4,896         3,971          8,857          7,587
   Provision for income taxes                                        1,451         1,157          2,587          2,185
                                                                ----------      --------      ---------        -------
NET INCOME                                                      $    3,445     $   2,814      $   6,270       $  5,402
                                                                 =========      ========       ========        =======
BASIC EARNINGS PER SHARE                                        $     0.60     $    0.49      $    1.09       $   0.94
                                                                 =========      ========       ========        =======
DILUTED EARNINGS PER SHARE                                      $     0.59     $    0.48      $    1.07       $   0.93
                                                                 =========      ========       ========        =======

See Notes to Consolidated Financial Statements.

                       Simmons First National Corporation
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1998 and 1997
                                                                                    June 30,        June 30,
(In thousands)                                                                        1998            1997
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                (Unaudited)
   Net income                                                                       $    6,270      $     5,402
   Items not requiring (providing) cash
     Depreciation and amortization                                                       3,512            2,397
     Provision for loan losses                                                           4,849            1,645
     Net (accretion) amortization of investment securities                                (262)             184
     Deferred income taxes                                                              (2,386)              15
     Provision for foreclosed assets                                                       136               23
     Gain on sale of mortgage servicing                                                 (3,273)              --
     Gains on sale of securities, net                                                       (4)              --
     Gains on sale of premises and equipment                                                --               (2)
   Changes in
     Interest receivable                                                                  (194)             970
     Mortgage loans held for sale                                                        1,502            6,148
     Assets held in trading accounts                                                       407             (841)
Other assets                                                                               (60)           5,314
     Accrued interest and other liabilities                                              4,373             (377)
     Income taxes payable                                                                2,978              751
                                                                                     ---------       ----------
         Net cash provided by operating activities                                      17,848           21,629
                                                                                     ---------       ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                                           (44,471)         (37,299)
   Sale of mortgage servicing                                                            6,311               --
   Purchase of premises and equipment                                                   (2,506)          (1,872)
   Proceeds from sale of premises and equipment                                             70              605
   Proceeds from sale of foreclosed assets                                                 328               --
   Proceeds from maturities of available-for-sale  securities                          101,590           69,384
   Purchases of available-for-sale  securities                                        (111,902)         (92,811)
   Proceeds from maturities of held-to-maturity  securities                             28,635           12,509
   Purchases of held-to-maturity  securities                                           (24,861)         (10,035)
                                                                                     ----------      -----------
         Net cash used in investing activities                                         (46,806)         (59,519)
                                                                                     ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                                     (53)          17,516
   Net (repayments) advances of short-term debt                                           (625)           3,967
   Dividends paid                                                                       (1,778)          (1,544)
   Proceeds from issuance of long-term debt                                                 --           17,250

   Repayments of long-term debt                                                           (699)             (23)
    Net increase in federal funds purchased
    and securities sold under agreements to repurchase                                   1,762            6,368
   Issuance of common stock, net                                                           243               95
                                                                                     ---------       ----------
         Net cash (used in) provided by financing activities                            (1,150)          43,629
                                                                                     ----------      ----------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                    (30,108)           5,739
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                   126,998           69,281
                                                                                     ---------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   96,890      $    75,020
                                                                                     =========       ==========

See Notes to Consolidated Financial Statements.

                       Simmons First National Corporation
          Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 1998 and 1997
                                                                       Unrealized
                                                                      Appreciation
                                                                      On Available-
                                              Common                    For-Sale      Undivided
(In thousands)                                 Stock      Surplus    Securities, Net   Profits       Total
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  $  28,527   $  22,040      $     1,152    $  51,106   $  102,825

Comprehensive income
   Net income                                                                             5,402        5,402
   Change in unrealized appreciation on
     available-for-sale securities, net of income
     tax credit of $47                                                         (82)                      (82)
                                                                                                  ----------
Comprehensive income                                                                                   5,320

Common stock par value change                 (22,822)     22,822

Exercise of stock options--19,500 shares           20         138                                        158

Securities exchanged under stock option plan       (2)        (61)                                       (63)

Cash dividends declared ($0.27 per share)                                                (1,544)      (1,544)
                                             --------    --------       ----------     --------    ---------

Balance, June 30, 1997                          5,723      44,939            1,070       54,964      106,696

Comprehensive income
   Net income                                                                             6,587        6,587
   Change in unrealized appreciation on
     available-for-sale securities, net of income
     taxes  of $191                                                            336                       336
                                                                                                  ----------
Comprehensive income                                                                                   6,923

Exercise of stock options--3,600 shares             3         120                                        123

Cash dividends declared ($0.29 per share)                                                (1,660)      (1,660)
                                             --------    --------       ----------     --------   ----------

Balance, December 31, 1997                      5,726      45,059            1,406       59,891      112,082

Comprehensive income
   Net income                                                                             6,270        6,270
   Change in unrealized appreciation on
     available-for-sale securities, net of income
     taxes of $19                                                               33                        33
                                                                                                  ----------
Comprehensive income                                                                                   6,303

Exercise of stock options--14,900 shares           15         251                                        266

Securities exchanged under stock option plan                  (23)                                       (23)

Cash dividends declared ($0.31 per share)                                                (1,778)      (1,778)
                                             --------    --------       ----------     --------   ----------

Balance, June 30, 1998                      $   5,741   $  45,287      $     1,439    $  64,383   $  116,850
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

Earnings Per Share

         Effective December 15, 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share (EPS), which requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of per share earnings for the six months ended June 30, 1998 and 1997 is as follows:

(In thousands, except per share data)                                                  1998              1997
---------------------------------------------------------------------------------------------------------------
Net Income                                                                           $   6,270         $  5,402
                                                                                     ---------         --------

Average common shares outstanding                                                        5,732            5,713
Average common share stock options outstanding                                             124               75
                                                                                     ---------          -------
Average diluted common shares                                                            5,856            5,788
                                                                                     ---------          -------

Basic earnings per share                                                             $    1.09         $   0.94
                                                                                      ========          =======
Diluted earnings per share                                                           $    1.07         $   0.93
                                                                                      ========          =======

NOTE 2:  ACQUISITIONS

         On August 1, 1997, Simmons First National Corporation acquired all the outstanding capital stock of First Bank of Arkansas, Searcy, Arkansas and First Bank of Arkansas, Russellville, Arkansas, in a cash purchase transaction of $53 million. The banks acquired had consolidated assets, as adjusted of $362 million, as of August 1, 1997.

NOTE 3:  INVESTMENT SECURITIES

         The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

                                           June 30,                                  December 31,
                                             1998                                       1997
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------

Held-to-Maturity
U.S. Treasury           $   15,952   $   152   $  (16) $   16,088  $   17,610    $   158  $   (37)  $   17,731
U.S. Government
  agencies                  50,362       416      (19)     50,759      55,662        462      (61)      56,063
Mortgage-backed
  securities                 2,837        12      (22)      2,827       3,350         14      (30)       3,334
State and political
  subdivisions              82,973     1,565     (116)     84,422      79,039      1,638     (284)      80,393
Other securities                96         2       --          98         229          2       --          231
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  152,220   $ 2,147   $ (173) $  154,194  $  155,890    $ 2,274  $  (412)  $  157,752
                         =========    ======    ======  =========   =========     ======   =======   =========

Available-for-Sale

U.S. Treasury           $   65,245   $   717   $  (11) $   65,951  $   70,402    $   763  $   (24)  $   71,141
U.S. Government
  agencies                  96,566       280     (142)     96,704      80,812        298      (50)      81,060
State and political
  subdivisions                 446         1       --         447         451         --       --          451
Other securities             6,480     1,400       --       7,880       6,601      1,222       --        7,823
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  168,737   $ 2,398   $ (153) $  170,982  $  158,266    $ 2,283  $   (74)  $  160,475
                         =========    ======    ======  =========   =========     ======   =======   =========

         The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $172,757,000 at June 30, 1998 and $170,047,000 at December 31, 1997. The approximate fair value of pledged securities amounted to $174,265,000 at June 30, 1998 and $171,068,000 at December 31, 1997.

         The book value of securities sold under agreements to repurchase amounted to $13,835,000 and $8,413,000 for June 30, 1998 and December 31, 1997,
respectively.

         Income earned on securities for the six months ended June 30, 1998 and 1997 is as follows:

(In thousands)                                                                         1998              1997
---------------------------------------------------------------------------------------------------------------
Taxable
  Held-to-maturity                                                                   $   2,487         $  2,032
  Available-for-sale                                                                     5,270            3,743

Non-taxable
  Held-to-maturity                                                                       2,062            1,642
  Available-for-sale                                                                         9               --
                                                                                      --------            -----

         Total                                                                       $   9,828         $  7,417
                                                                                      ========          =======

       Maturities of investment securities at June 30, 1998 are as follows:

                                                Held-to-Maturity           Available-for-Sale
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
One year or less                            $    23,116   $    23,151   $    43,769    $   43,863
After one through five years                     74,281        75,015        88,891        89,499
After five through ten years                     46,589        47,147        29,597        29,740
After ten years                                   5,301         5,956            --            --
Mortgage-backed  securities not due
  on a single date                                2,837         2,827            --            --
Other securities                                     96            98         6,480         7,880
                                             ----------    ----------    ----------     ---------
         Total                              $   152,220   $   154,194   $   168,737    $  170,982
                                             ==========    ==========    ==========     =========


         The table below shows gross realized gains and losses during the first six months of 1998 and 1997.

                                                              June 30,
 (In thousands)                                         1998           1997
-------------------------------------------------------------------------------
Proceeds from sales                                 $        --     $        --
                                                     ----------      ----------
   (Does not include called bonds)

Gross gains                                                   4              --
Gross losses                                                 --              --
                                                     ----------      ----------

Securities gains (losses)                           $         4     $        --
                                                     ==========      ==========

         Approximately 8.5 percent of the state and political subdivision securities are rated A or above. Of the remaining securities, most are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The various categories are summarized as follows:

                                                                             June 30,       December 31,
(In thousands)                                                                 1998             1997
---------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                            $     165,014     $    179,828
   Student loans                                                                  63,778           63,291
   Other consumer                                                                122,202          112,754
Real estate
   Construction                                                                   47,084           43,212
   Single family residential                                                     127,810          122,581
   Other commercial                                                              134,978          118,112
Commercial
   Commercial                                                                    120,477          110,480
   Agricultural                                                                   42,205           31,161
   Financial institutions                                                          6,414            6,073
Other                                                                              5,644            6,691
                                                                            ------------      -----------
Total loans before allowance for loan losses                               $     835,606     $    794,183
                                                                            ============      ===========

         During the first six months of 1998, foreclosed assets held for sale decreased $23,000 to $1,076,000 and are carried at the lower of cost or fair market value. Non-accrual loans and other non-performing loans for the Company at June 30, 1998, were $5,677,000 and $2,282,000, respectively, bringing the total of non-performing assets to $9,035,000.

       Transactions in the allowance for loan losses are as follows:

                                                                                     June 30,        December 31,
(In thousands)                                                                         1998              1997
-----------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                           $  12,628         $  8,366
Additions
   Provision charged to expense                                                          4,849            1,645
                                                                                     ---------         --------
                                                                                        17,477           10,011
Deductions
   Losses charged to allowance, net of recoveries
     of $302 and $303 for the first six months of
     1998 and 1997, respectively                                                         2,607            1,653
                                                                                      --------          -------

Balance, June 30                                                                    $   14,870         $  8,358
                                                                                     =========          -------

Additions
   Allowance for loan losses of acquired institutions                                                     4,028
   Provision charged to expense                                                                           2,368
                                                                                                         14,754
Deductions
   Losses charged to allowance, net of recoveries
     of $277 for the last six months of
     1997                                                                                                 2,126
                                                                                                        -------
Balance, end of year                                                                                   $ 12,628
                                                                                                        =======

         At June 30, 1998 and December 31, 1997, impaired loans totaled $8,981,000 and $7,972,000, respectively, all of which had reserves allocated. An allowance of $2,376,000 and $2,033,000 for possible losses related to those loans at June 30, 1998 and December 31, 1997, respectively.

         Interest of $155,000 and $125,000 was recognized on average impaired loans of $8,539,000 and $4,707,000 as of June 30, 1998 and 1997, respectively. Interest recognized on impaired loans on a cash basis during the first six months of 1998 and 1997 was immaterial.

NOTE 5:  TIME DEPOSITS

         Time deposits include approximately $173,376,000 and $188,522,000 of certificates of deposit of $100,000 or more at June 30, 1998, and December 31, 1997, respectively.

NOTE 6:  INCOME TAXES

         The   provision   for  income  taxes  is  comprised  of  the  following
components:

                                                                      June 30,             June 30,
(In thousands)                                                        1998                   1997
-------------------------------------------------------------------------------------------------------
Income taxes currently payable                                  $          4,973       $          2,170
Deferred income taxes                                                     (2,386)                    15
                                                                 ---------------        ---------------
Provision for income taxes                                      $          2,587       $          2,185
                                                                 ===============        ===============

         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:

                                                                       June 30,          December 31,
(In thousands)                                                           1998                1997
-------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                    $          4,741       $          3,432
   Valuation  of foreclosed assets
     held for sale                                                           337                    286
   Deferred compensation payable                                             471                    436
   Deferred loan fee income                                                  694                    622
   Mortgage servicing reserves                                               968                     --
   Other                                                                     767                    812
                                                                ----------------       ----------------
      Total deferred tax assets                                            7,978                  5,588
                                                                ----------------       ----------------

Deferred tax liabilities
   Accumulated depreciation                                                 (869)                  (868)
   Available-for-sale  securities                                           (818)                  (799)
   Other                                                                    (484)                  (481)
                                                                ----------------       ----------------
      Total deferred tax liabilities                                      (2,171)                (2,148)
                                                                 ----------------       ---------------
Net deferred tax assets included in other
      assets on balance sheets                                  $          5,807       $          3,440
                                                                 ===============        ===============

         A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                                    June 30,               June 30,
(In thousands)                                                        1998                   1997
-------------------------------------------------------------------------------------------------------

Computed at the statutory rate (34%)                            $          3,011       $          2,579

Increase (decrease) resulting from:
   Tax exempt income                                                        (732)                  (614)
   Other differences, net                                                    308                    220
                                                                 ---------------        ---------------

Actual tax provision                                            $          2,587       $          2,185
                                                                 ===============        ===============

NOTE 7:  LONG-TERM DEBT

         Long-term debt at June 30, 1998 and December 31, 1997, consisted of the following components,

                                                                    June 30,             December 31,
(In thousands)                                                        1998                   1997
-------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                  $         20,000       $         20,000
9.75% note due 2008, secured by land and building                            997                  1,021
5.62% to 8.41% FHLB advances due 1998 to 2015,
   secured by residential real estate loans                               11,335                 12,010
Trust preferred securities                                                17,250                 17,250
                                                                 ---------------        ---------------

                                                                $         49,582       $         50,281
                                                                 ===============        ===============

         During the second quarter of 1997, the Company formed a wholly owned grantor trust subsidiary (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the respective Trust and to invest the gross proceeds of such preferred securities into notes of the Company. The sole assets of the Trust are $17.8 million aggregate principal amount of the Company's 9.12% Subordinated Debenture Notes due 2027 which are redeemable beginning in 2002. Such securities qualify as Tier 1 Capital for regulatory purposes.

         Aggregate annual maturities of long-term debt at June 30, 1998 are:

                                                                                            Annual
(In thousands)                                                        Year                Maturities
----------------------------------------------------------------------------------------------------
                                                                      1998       $          3,626
                                                                      1999                  3,259
                                                                      2000                  3,257
                                                                      2001                  3,170
                                                                      2002                  3,088
                                                                 Thereafter                33,182
                                                                                 ----------------
                                                                 Total           $         49,582
                                                                                 ================

NOTE 8:  CONTINGENT LIABILITIES

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

NOTE 9:  CAPITAL STOCK

         At the April 28, 1998 annual meeting of shareholders, an amendment to the Articles of Incorporation was approved increasing the number of authorized shares of Class A Common Stock of the Company from 10,000,000 to 30,000,000 shares.

NOTE 10: UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At June 30, 1998, the bank subsidiaries had approximately $4 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

         The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of June 30, 1998, each of the seven subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 12.92% at June 30, 1998.

NOTE 11: STOCK OPTIONS AND RESTRICTED STOCK

         As of June 30, 1998, 288,050 shares of common stock of the Company had been granted through an employee stock option incentive plan. There were 119,600 exercisable options at the end of the second quarter of 1998. Fifty-one thousand five hundred shares have been issued upon exercise of options. As of June 30, 1998, six thousand shares of common stock of the Company had been granted and issued as Bonus Shares of restricted stock.

NOTE 12: ADDITIONAL CASH FLOW INFORMATION

                                                               Six Months Ended
                                                                    June 30,
(In thousands)                                              1998                  1997
--------------------------------------------------------------------------------------
Interest paid                                       $       25,052      $        14,208
Income taxes
   paid                                             $        2,946      $         1,490

NOTE 13: CERTAIN TRANSACTIONS

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

NOTE 14: COMMITMENTS AND CREDIT RISK

         The seven affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 19.7% and 22.6% of the portfolio, as of June 30, 1998 and December 31, 1997, respectively.

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

         At June 30, 1998, the Company had outstanding commitments to extend credit aggregating approximately $193,394,000 and $128,432,000 for credit card commitments and other loan commitments, respectively. At December 31, 1997, the Company had outstanding commitments to extend credit aggregating approximately $154,759,000 and $90,164,000 for credit card commitments and other loan commitments, respectively.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $9,327,000 and $6,775,000 at June 30, 1998 and December 31, 1997, respectively, with terms ranging from 90 days to one year.

NOTE 15: SUBSEQUENT EVENT

         On July 24, 1998, an announcement was made jointly by the Chief Executive Officers of both the Company and American Bancshares of Arkansas, Inc. ("ABA') regarding the execution of a definitive agreement under the terms of which ABA will be merged into the Company in a transaction valued at approximately $21,850,000. Stockholders of ABA will receive Simmons First National Corporation stock in exchange for ABA shares in the transaction. The transaction is expected to close in late 1998.

         ABA owns American State Bank, Charleston Arkansas with consolidated assets as of June 30, 1998 of $88 million. As a part of the transaction American State Bank will be merged into Simmons First National Bank, during early 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1998, was $3,445,000, an increase of $631,000, or 22.4%, over the same period in 1997. Basic earnings per share for the three-month periods ended June 30, 1998 and 1997, were $0.60 and $0.49, respectively. Diluted earnings per share for the three-month periods ended June 30, 1998 and 1997, were $0.59 and $0.48, respectively. Earnings for the six-month period ended June 30, 1998, were $6,270,000 or an increase of $868,000 over the June 30, 1997 earnings of $5,402,000. Year-to-date basic earnings on a per share basis as of June 30, 1998 were $1.09 compared to $0.94 at June 30, 1997, reflecting a 16.0% increase. Year-to-date diluted earnings on a per share basis as of June 30, 1998 were $1.07 compared to $0.93 at June 30, 1997, reflecting a 15.1% increase.

         Net income for the second quarter of 1998 includes several non-recurring items. A gain of $3.3 million, or $0.36 per share after tax, was recognized from the sale of its $1.2 billion residential mortgage-servicing portfolio. Also, the Company increased its allowance for loan losses by $2.5 million, or $0.28 per share after tax. This was the result of continued cautions to the financial services industry from regulators regarding reserve levels and rising consumer bankruptcies effecting the credit card industry. Additionally, the Company expensed $500,000 or $0.05 per share after tax for software testing and hardware replacement related to the Year 2000 issue. If the earnings for the second quarter of 1998 were adjusted for the non-recurring items, earnings would have been $0.57 per share.

         The Company's return on average assets and return on average stockholder's equity for the three-month period ended June 30, 1998 was 1.03% and 11.89%, compared to 1.25% and 10.34%, respectively, for the same period in 1997. The Company's return on average assets and return on average stockholder's equity for the six-month period ended June 30, 1998 was 0.95% and 11.00%, compared to 1.22% and 10.27%, respectively, for the same period in 1997.

         Basic cash earnings (net income excluding amortization of intangibles) for the second quarter of 1998 were $0.67 per share compared with $0.50 for the second quarter of 1997, reflecting a 34.0% increase. Year-to-date basic cash earnings on a per share basis as of June 30, 1998 were $1.23 compared to $0.97 at June 30, 1997, reflecting a 26.8% increase. Cash return on average assets was 1.08% and cash return on average stockholders' equity was 12.33% for the six-month period ended June 30, 1998, compared with 1.26% and 10.55%, respectively, for the same period in 1997.

         On August 1, 1997, the Company completed the acquisition of First Bank of Arkansas (FBAR), Russellville, Arkansas and First Bank of Arkansas (FBAS), Searcy, Arkansas in a cash purchase transaction of $53 million. This transaction was partially financed through the issuance of $20 million in long-term debt and $17 million in trust preferred securities. On August 1, 1997, the banks acquired had consolidated assets, as adjusted, of $362 million.

         Net interest income, the difference between interest income and interest expense, for the three-month period ended June 30, 1998, increased $2,693,000, or 29.2%, when compared to the same period in 1997. During the second quarter, interest income increased $7,794,000, or 46.8%, while interest expense increased $5,101,000, or 68.6%, when compared to the same period in 1997. For the six-months ended June 30, 1998 and 1997, net interest income was $25,087,000 and $14,490,000, respectively. This represents an increase of $10,597,000, or 73.1%. Year-to-date interest income for the six-month periods ended June 30, 1998 and 1997 was up $16,084,000, to $48,672,000, over the
$32,588,000 reported as for June 30, 1997, which signifies a 49.4% increase. Year-to-date interest expense at June 30, 1998 and 1997, was $25,087,000 and $14,490,000, respectively, which equates to a 73.1% increase. These figures reflect the acquisition of FBAR and FBAS and the long-term debt associated with these acquisitions.

         The provision for loan losses for the second quarter of 1998 (excluding the $2,530,000 non-recurring provision) was $1,190,000, compared to $881,000 for the same period of 1997, resulting in a $309,000, or 35.1%, increase. For the six months ended June 30, 1998 and 1997, the provision (excluding the $2,530,000 non-recurring provision) was $2,319,000 and $1,645,000, respectively, resulting in a 41.0% increase. The increase from 1997 to 1998 is attributable to acquisitions, growth in loans and bankruptcies in the bankcard portfolio.

         Non-interest income (excluding the gain on sale of mortgage servicing and gain on securities sold), for the second quarter ended June 30, 1998, was $7,636,000, a 21.1% increase over the $6,304,000 reported for the same period in 1997. For the six-months ended June 30, 1997 and 1996, non-interest income (excluding the gain on sale of mortgage servicing and gain on securities sold) was $14,682,000, a 17.2% increase over the $12,530,000 reported for the same period in 1997. Total fee income for both the three-month and six-month periods ended June 30, 1998 was up 9.7% and 13.2%, respectively.

         During the three months ended June 30, 1998, non-interest expense (excluding the non-recurring Year 2000 expenses) increased $3,038,000, or 28.5%, over the same period in 1997. This increase reflects the normal increase in the cost of doing business, coupled with acquisitions. Year-to-date non-interest expense (excluding the non-recurring Year 2000 expenses) was $27,338,000 at June 30, 1998, compared to $21,396,000, for the same period ended June 30, 1997. The increase reflects the acquisitions and the normal increase in the cost of doing business.

         Total assets for the Company at June 30, 1998, were $1.339 billion, an increase of $13 million, or 0.98%, over the same figure at December 31, 1997. Deposits at June 30, 1998, totaled $1.1 billion, equal to the figure at December 31, 1997. Stockholders' equity at the end of the second quarter was $116,850,000, an increase of $4,768,000, or 4.3%, from the December 31, 1997 figure.

         Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.78% as of June 30, 1998, compared to 1.59% at December 31, 1997. As of June 30, 1998, the allowance for loan losses as a percent of total loans excluding government-guaranteed student loans was 1.93%. As of June 30, 1998, non-performing loans equaled 0.95% of total loans, while the allowance for loan losses equaled 187% of non-performing loans.

         On June 30, 1998 Simmons First National Bank sold its residential mortgage-servicing portfolio to First Commercial Mortgage Company resulting in a $3.3 million gain. The portfolio consists of approximately $1.2 billion in residential mortgage loans. The portfolio sale will not have a material impact on future earnings of the Company.

          During the second quarter of 1998, the Company amended the Articles of Incorporation to increase the number of authorized shares of Class A Common Stock ("Common Stock") of the Company from 10,000,000 to 30,000,000 shares. The principal reason for the amendment to increase the number of authorized shares of the Common Stock is to provide sufficient shares to enable the Company to issue additional shares, if needed, to effect future stock dividends or to engage in acquisitive transactions.

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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At June 30, 1998, each bank was within established guidelines and total corporate liquidity was strong. At June 30, 1998, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resell, and mortgage loans held for sale were 20.6% of total assets.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In 1996, as part of its strategic plan to provide quality customer service, introduce new products and improve operating efficiencies, the Company began converting all of its software and hardware systems to state-of-the-art technology. As a byproduct of this effort, the Year 2000 issue has been addressed. The Company has now completed the Year 2000 identification of mission critical systems, vendors, large borrowers and large depositors requiring assessment and testing. During the second quarter the Company expensed $500,000 for software testing and hardware replacement related to the Year 2000 issue. The Company is utilizing both internal and external resources to test the software for Year 2000 modifications. The testing of internal mission critical systems is scheduled to be substantially completed by December 31, 1998. The testing with vendors, large borrowers and large depositors will be completed by June 30, 1999. The replacement of non-compliant systems is presently underway and will be completed in 1999.

         The Company is in the process of converting the two banks acquired on August 1, 1997 to the Company's systems and these conversions are scheduled for the fourth quarter of 1998. On July 24, 1998, an announcement was made jointly by the Chief Executive Officers of both the Company and American Bancshares of Arkansas, Inc. regarding the execution of a definitive agreement under the terms of which ABA, and its affiliate ASB, will be merged into the Company. The transaction is expected to close in late 1998 or early 1999. ASB will be converted to the Company's systems during early 1999. As part of the Company's due diligence process associated with a potential acquisition, the prospect's Year 2000 compliance and readiness is thoroughly evaluated. The Company has contingency plans if the above conversions are not completed before December 31, 1999.

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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas

Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 17 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of June 30, 1998 and for the three-months and six-months ended June 30, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

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


                                      BAIRD, KURTZ & DOBSON

Pine Bluff, Arkansas
August 6, 1998

Part II:  Other Information

Item 2.  Changes in Securities.

         Recent Sales of Unregistered Securities. The following transactions are sales of unregistered shares of Class A Common Stock of the registrant which were issued to executive and senior management officers upon the exercise of rights granted under either the Simmons First National Corporation Incentive and Non-qualified Stock Option Plan or the Simmons First National Corporation Executive Stock Incentive Plan. No underwriters were involved and no underwriter's discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. Unless noted otherwise, the registrant received cash as the consideration for the transaction.
                                     Number
Identity(1)    Date of Sale of Shares                   Price(2)                            Type of Transaction
--------------------------------------------------------------------------------------------------------------------
1 Officer       April, 1998                      1,200       9.6250                      Incentive Stock Option
1 Officer       April, 1998                      3,000       1.0000                      Bonus Stock Plan
1 Officer        May, 1998                       1,500       6.6667                      Incentive Stock Option


Notes:

1. The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans which occurred at the same price during a calendar month.

2. The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer. The per share price paid for shares issued under the Bonus Stock under the Simmons First National Corporation Executive Stock Incentive Plan is set in the plan to be the par value of the Class A common stock, $1.00.


Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The annual shareholders meeting of the Company was held on April 28, 1998. The matters submitted to the security holders for approval included setting the number of directors at nine (9), the election of directors and one amendment to the Articles of Incorporation of the Company.

     (b) At the annual meeting, all nine (9) incumbent directors were re-elected by proxies solicited pursuant to Section 14 of the Security Exchange Act of 1934, without any solicitation in opposition thereto.

     (c) The amendment to the Articles of Incorporation submitted to the Security Holders amended the Articles of Incorporation to increase the number of authorized shares of Class A, $1.00 par value, common stock from 10,000,000 to 30,000,000. The Amendment was adopted and the results of the vote are shown in following table.

     The following table shows the required analysis of the voting by security holders at the annual meeting:

                                Voting of Shares

Action                                        For                   Against          Abstain
-----------------------------------------------------------------------------------------------
Set Number of Directors at Nine (9)        4,464,200                  12,130           28,279
Director Election:
  Ayres                                    4,359,295                 143,500
  Floriani                                 4,360,287                 143,500
  Hutt                                     4,360,055                 143,800
  Makris                                   4,358,937                 143,950
  May                                      4,360,230                 143,500
  Perdue                                   4,360,230                 143,500
  Ryburn                                   4,358,730                 144,100
  Stone                                    4,360,230                 143,500
  Trotter                                  4,359,287                 144,500

 Amendment to
   Articles                                4,064,234                 390,183           50,223


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Exhibit 4       Restated Articles of Incorporation

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SIMMONS FIRST NATIONAL CORPORATION
                       ----------------------------------
                                 (Registrant)



Date:    August 7, 1998                 /s/ J. Thomas May
     ---------------------              --------------------------------------
                                        J. Thomas May,  Chairman,
                      President and Chief Executive Officer



Date:    August 7, 1998                  /s/ Barry L. Crow
     ---------------------               ---------------------------------------
                     Barry L. Crow, Executive Vice President
                                         and Chief Financial Officer

                                EXHIBIT 4


                        ARTICLES OF RESTATEMENT OF THE
                         ARTICLES OF INCORPORATION OF
                      SIMMONS FIRST NATIONAL CORPORATION


     Pursuant to the Arkansas Business Corporation Act, Simmons First National Corporation does hereby adopt the following Articles of Restatement of its Articles of Incorporation:


     FIRST:    The name of this Corporation is

               SIMMONS FIRST NATIONAL CORPORATION.

     SECOND:   The duration of this Corporation and the period of its
existence shall be perpetual.

     THIRD:    The nature of the business of this Corporation and the objects and purposes purposed to be transacted, promoted or carried on by it are as follows, to-wit:

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

     FOURTH: The authorized capital stock of this Corporation shall consist of 30,000,000 shares of Class A common stock having a par value of $1.00 per share; 300 shares of Class B common stock having a par value of $1.00 per share; 50,000 shares of Class A preferred stock having a par value of $100.00 per share; 50,000 shares of Class B preferred stock having a par value of $100.00 per share; all with the powers, privileges, incidents, preferences and limitations hereinafter set forth:

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

     FIFTH:    The Corporation shall not commence business until it has
received consideration of the value of at least Three Hundred Dollars for the issuance of its shares of stock.

     SIXTH: The initial office of the Corporation shall be at Fifth and Main Streets in the City of Pine Bluff, Arkansas, and the name of the resident agent of the Corporation is J. Thomas May, whose address is 2111 Country Club Lane, Pine Bluff, Arkansas.

     SEVENTH:  The name and post office address of the incorporator is Wayne
A. Stone, 10 Westridge Drive, Pine Bluff, Arkansas.

     EIGHTH: The Board of Directors of this Corporation shall consist of not less than five (5) nor more than twenty-five (25) persons, the exact number of directors within such minimum and maximum limits to be fixed and determined, from time to time, by resolution of majority of the full Board of Directors or by resolution of the shareholders at any annual or special meeting thereof. Any vacancy in the Board of Directors for any reason, including an increase in the number thereof, may be filled by action of the Board of Directors.

     NINTH: The affairs and business of this Corporation shall be controlled and conducted by the Board of Directors. The Board of Directors may make By-Laws for the management of the affairs and business of this Corporation, from time to time, and may amend or repeal such By-Laws. In addition, the Corporation and Board of Directors shall have all the powers provided for boards of directors and corporations under the laws of the State of Arkansas, including, but not limited to, the power to create an Executive Committee from among their number, to provide for the day-to-day management and operations of the Corporation's affairs.

     TENTH:    The private property of the stockholders shall not be subject to the payment of the corporate debts to any extent whatsoever.

     ELEVENTH: (a)(1) Except as otherwise expressly provided in this Article, in the event that any person becomes an Interested Stockholder (as hereinafter defined), then any acquisition of additional Voting Shares (as hereinafter defined), other than through a Business Combination (as hereinafter defined), by such Interested Stockholder shall only be pursuant to a Tender Offer ( as hereinafter defined) to acquire, for cash, any and all outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors ("Voting Shares") not owned by such Interested Stockholder at the Fair Price (as hereinafter defined).

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

     TWELFTH: (a) Every person who was or is a party of, is threatened to be made party to, or is involved in, any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation (or is or was serving at the request of the Corporation as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise) shall be indemnified and held harmless to the fullest extent legally permissible under and pursuant to any procedure specified in the Arkansas Business Corporation Act of 1965, as amended and as the same may be amended hereafter, against all expenses, liabilities and losses (including attorney's fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Such right of indemnification shall be a contract right that may enforced in any lawful manner by such person, and the Corporation may in the discretion of the Board of Directors enter into indemnification agreements with its directors and officers. Such right of indemnification shall not be exclusive of any other right which such director or officer may have or hereafter acquire and, without limiting the generality of such statement, he shall be entitled to his rights of indemnification under any agreement, vote of stockholders, provision of law or otherwise, as well as his rights under this section.

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

     THIRTEENTH: In the event of any Tender Offer, merger offer or other acquisitive offer for the shares or assets of the Corporation or any of its subsidiaries, then, in addition to any other action required by law, the Board of Directors shall consider the following factors in evaluating such offer, prior to making any recommendation with respect to such offer:

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

     FOURTEENTH: Any amendment, repeal or modification of any of the terms of the Articles of Incorporation of the Corporation shall, in addition to all other requirements of law, require the approval of 80% of the shares entitled to vote on such amendment, repeal or modification, unless such amendment, repeal or modification shall have been approved by an affirmative vote of 80% of the Continuing Directors of the Corporation (as defined in Article Eleventh above).

     FIFTEENTH: The Corporation elects to be governed by and subject to the Arkansas Business Corporation Act of 1987.

     SIXTEENTH:  To  the  fullest  extent  permitted  by the  Arkansas  Business
Corporation Act, as it now exists or may hereafter be amended, a director of this Corporation shall not be liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a director.

     IN WITNESS WHEREOF, the Chairman, President and Chief Executive Officer of the Corporation has set his hand this 29th day of April, 1998.


                              SIMMONS FIRST NATIONAL CORPORATION



                              By  /s/  J. Thomas May
                                  --------------------------------------
                                  J. Thomas May, Chairman, President and
                                  Chief Executive Officer


                               CERTIFICATE

     Pursuant to the Arkansas Business Corporation Act, Simmons First National Corporation does hereby certify that the Articles of Incorporation, as duly restated in the Articles of Restatement of Articles of Incorporation, were duly adopted and restated by a resolution of the Board of Directors. The restatement contains an amendment to Article FOURTH which was duly approved by the shareholders and for which the following information is provided:

FIRST:    The name of the corporation is: Simmons First National Corporation.

SECOND: The Articles of Incorporation are hereby amended by deleting the first paragraph of Article FOURTH in its entirety and substituting the following paragraph in lieu thereof:

               FOURTH: The authorized capital stock of this Corporation shall consist of 30,000,000 shares of Class A common stock having a par value of $1.00 per share; 300 shares of Class B common stock having a par value of $1.00 per share; 50,000 shares of Class A preferred stock having a par value of $100.00 per share; 50,000 shares of Class B preferred stock having a par value of $100.00 per share; all with the powers, privileges, incidents, preferences and limitations hereinafter set forth:

THIRD:    The date of adoption of the Amendments was April 28, 1998.

FOURTH: There were 5,726,812 shares of Class A common stock outstanding on the record date, February 18, 1998. Class A common Stock is the only class of stock outstanding and constitutes the only voting group entitled to vote on this amendment. The number of shares indisputably represented at the shareholder's meeting was 4,504,640.

FIFTH: The number of shares which were voted for the amendment to Article FOURTH was 4,064,234, the number of shares which were voted against that amendment was 390,183 and the number of shares which abstained were 50,223. The number of votes cast for the amendment is sufficient for its adoption.

     IN WITNESS WHEREOF, the Chairman, President and Chief Executive Officer of Simmons First National Corporation has set his hand this 29th day of April, 1998.


                              SIMMONS FIRST NATIONAL CORPORATION


                              By  /s/ J. Thomas May
                                  --------------------------------------
                                  J. Thomas May, Chairman, President and
                                  Chief Executive Officer