Form 10-Q
period 1998-09-30
SIMMONS FIRST NATIONAL CORP
filed 1998-11-13
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION

                              Financial Statements

                                   (Form 10-Q)

                               September 30, 1998

See Notes to Consolidated Financial Statements.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1998              Commission File Number 06253
                   ------------------                                     -----


                       SIMMONS FIRST NATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)


        Arkansas                                            71-0407808
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                   501 Main Street, Pine Bluff, Arkansas 71601
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


                                  YES  X     NO




Indicate the number of shares outstanding of each of issuer's classes of common stock.

                         Class A, Common           5,742,924
                         Class B, Common           None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


                                                                        Page No.

Part I:     Summarized Financial Information

      Consolidated Balance Sheets --
        September 30, 1998 and  December 31, 1997                           3-4

      Consolidated Statements of Income --
        Three months and nine months ended
        September 30, 1998 and 1997                                           5

      Consolidated Statements of Cash Flows --
        Nine months ended September 30, 1998 and 1997                         6

      Consolidated Statements of Changes in Stockholders' Equity
        Nine months ended September 30, 1998 and 1997                         7

      Notes to Consolidated Financial Statements                           8-18

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               19-22

      Review by Independent Certified Public Accountants                     23

Part II:    Other    Information                                          24-25

Part I:  Summarized Financial Information


                                                       Simmons First National Corporation
                                                          Consolidated Balance Sheets
                                                   September 30, 1998 and December 31, 1997

                                                                       ASSETS


                                                                                           September 30,     December 31,
(In thousands)                                                                                 1998              1997
-------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash and non-interest bearing balances due from banks                                       $    33,153   $    58,327
Interest bearing balances due from banks                                                          3,777         4,106
Federal funds sold and securities purchased
   under agreements to resell                                                                    33,300        64,565
                                                                                            -----------    ----------
     Cash and cash equivalents                                                                   70,230       126,998

Investment securities                                                                           306,728       316,365
Mortgage loans held for sale                                                                      9,203         8,758
Assets held in trading accounts                                                                  10,361           449
Loans                                                                                           851,762       794,183
   Allowance for loan losses                                                                    (14,922)      (12,628)
                                                                                             -----------  ------------
     Net loans                                                                                  836,840       781,555

Premises and equipment                                                                           31,140        28,621
Foreclosed assets held for sale, net                                                                820         1,099
Interest receivable                                                                              12,670        12,047
Mortgage servicing rights, net                                                                       --         6,703
Intangible assets, net                                                                           29,186        30,834
Other assets                                                                                     11,387        12,716
                                                                                            -----------    ----------

         TOTAL ASSETS                                                                       $ 1,318,565   $ 1,326,145
                                                                                             ==========    ==========

The December 31, 1997 Consolidated Balance Sheet is as reported in the Company's 1997 Annual Report to the Stockholders.





                                                        Simmons First National Corporation
                                                            Consolidated Balance Sheets
                                                    September 30, 1998 and December 31, 1997

                                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          September 30,      December 31,
(In thousands)                                                                                 1998              1997
-------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
LIABILITIES
Non-interest bearing transaction accounts                                                   $   141,204  $    154,544
Interest bearing transaction accounts and savings deposits                                      339,811       337,133
Time deposits                                                                                   609,609       612,824
                                                                                            -----------   -----------
     Total deposits                                                                           1,090,624     1,104,501
Federal funds purchased and securities sold
   under agreements to repurchase                                                                43,302        40,733
Short-term debt                                                                                   1,669         4,589
Long-term debt                                                                                   46,214        50,281
Accrued interest and other liabilities                                                           16,491        13,959
                                                                                            -----------   -----------
     Total liabilities                                                                        1,198,300     1,214,063
                                                                                            -----------   -----------

STOCKHOLDERS' EQUITY

Capital stock
   Class  A,  common,  par  value  $1  a  share,  authorized  30,000,000  shares
    (authorized 10,000,000 shares in 1997), 5,742,924 issued and outstanding
    at 1998 and 5,726,212 at 1997                                                                 5,743         5,726
Surplus                                                                                          45,320        45,059
Undivided profits                                                                                67,222        59,891
Unrealized appreciation on available-for-sale  securities,
   net of income taxes of $1,126 at 1998 and $799 at 1997                                         1,980         1,406
                                                                                            -----------    ---------
     Total stockholders' equity                                                                 120,265       112,082
                                                                                            -----------    ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $1,318,565   $  1,326,145
                                                                                            ==========    ===========


The December 31, 1997 Consolidated Balance Sheetis as reported in the Company's 1997 Annual Report to the Stockholders.


                                                       Simmons First National Corporation
                                                       Consolidated Statements of Income
                                          Three Months and Nine Months Ended September 30, 1998 and 1997


                                                                  Three Months Ended        Nine Months Ended
                                                                      September 30,            September 30,
(In thousands, except per share data)                               1998        1997         1998        1997
-------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)


INTEREST INCOME
   Loans                                                        $   19,979   $  16,593    $  56,474    $ 40,272
   Federal funds sold and securities purchased
     under agreements to resell                                        499         321        2,351       1,431
   Investment securities                                             4,702       4,374       14,530      11,791
   Mortgage loans held for sale, net of unrealized gains (losses)      148          81          381         277
   Assets held in trading accounts                                      11          76           71         124
   Interest bearing balances due from banks                             79          46          283         184
                                                                ----------   ---------    ---------    --------
         TOTAL INTEREST INCOME                                      25,418      21,491       74,090      54,079
                                                                ----------   ---------    ---------    --------

INTEREST EXPENSE
   Deposits                                                         11,015       9,397       32,774      22,793
   Federal funds purchased and securities sold
     under agreements to repurchase                                    598         367        1,908       1,315
   Short-term debt                                                      27         228           74         292
   Long-term debt                                                      978         663        2,949         745
                                                                ----------   ---------    ---------    --------
         TOTAL INTEREST EXPENSE                                     12,618      10,655       37,705      25,145
                                                                ----------   ---------    ---------    --------

NET INTEREST INCOME                                                 12,800      10,836       36,385      28,934
   Provision for  loan losses                                        1,249       1,111        6,098       2,756
                                                                ----------   ---------    ---------    --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                    11,551       9,725       30,287      26,178
                                                                ----------   ---------    ---------    --------
NON-INTEREST INCOME
   Trust income                                                        851         706        2,412       1,833
   Service charges on deposit accounts                               1,412       1,159        4,087       2,763
   Other service charges and fees                                      415         277        1,114         976
   Income on sale of mortgage loans, net of commissions                147         119          351         342
   Income on investment banking, net of commissions                    (38)        344          779         746
   Credit card fees                                                  2,463       2,406        6,981       6,893
   Mortgage servicing and mortgage-related fees                        932       1,779        4,599       5,243
Other income                                                           477         424        1,018         948
   Gain on sale of  mortgage servicing                                  --          --        3,273          --
   Gains on sale of securities, net                                     --          (1)           4          (1)
                                                                ----------   ---------    ---------    --------
         TOTAL NON-INTEREST INCOME                                   6,659       7,213       24,618      19,743
                                                                ----------   ---------    ---------    --------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    6,813       6,083       20,792      17,232
   Occupancy expense, net                                              850         751        2,509       1,969
   Furniture and equipment expense                                     927         864        2,757       2,333
   Loss on foreclosed assets                                           131         156          563         735
   Other operating expenses                                          4,226       4,278       14,164      11,259
                                                                ----------   ---------    ---------    --------
         TOTAL NON-INTEREST EXPENSE                                 12,947      12,132       40,785      33,528
                                                                ----------    --------    ---------    --------
INCOME BEFORE INCOME TAXES                                           5,263       4,806       14,120      12,393
   Provision for income taxes                                        1,506       1,420        4,093       3,605
                                                                ----------    --------    ---------    --------
NET INCOME                                                      $    3,757   $   3,386    $  10,027    $  8,788
                                                                 =========    ========     ========     =======
BASIC EARNINGS PER SHARE                                        $     0.65   $    0.59    $    1.74    $   1.53
                                                                 =========    ========     ========     =======
DILUTED EARNINGS PER SHARE                                      $     0.64   $    0.58    $    1.71    $   1.51
                                                                 =========    ========     ========     =======



                                                            Simmons First National Corporation
                                                          Consolidated Statements of Cash Flows
                                                      Nine Months Ended September 30, 1998 and 1997



                                                                                   September 30,    September 30,
(In thousands)                                                                         1998             1997
-----------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $   10,027      $     8,788
   Items not requiring (providing) cash
     Depreciation and amortization                                                       4,845            4,090
     Provision for loan losses                                                           6,098            2,756
     Net (accretion) amortization of investment securities                                (372)             104
     Deferred income taxes                                                              (1,455)            (280)
     Provision for foreclosed assets                                                       239               97
     Gain on sale of mortgage servicing                                                 (3,273)              --
     (Gains) losses on sale of securities, net                                              (4)               1
     Gains on sale of premises and equipment                                                --               (1)
   Changes in
     Interest receivable                                                                  (623)             622
     Mortgage loans held for sale                                                         (445)           5,124
     Assets held in trading accounts                                                    (9,912)              92
Other assets                                                                              (325)           6,595
     Accrued interest and other liabilities                                              2,896              891
     Income taxes payable                                                                 (179)             562
                                                                                     ---------        ---------
         Net cash provided by operating activities                                       7,517           29,441
                                                                                     ---------        ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                                           (61,792)         (74,495)
   Sale of mortgage servicing                                                           11,677               --
   Purchase of institutions, net of funds acquired                                          --          (16,040)
   Purchase of premises and equipment                                                   (4,578)          (2,392)
   Proceeds from sale of premises and equipment                                             85              859
   Proceeds from sale of foreclosed assets                                                 449              147
   Proceeds from sale of available-for-sale  securities                                     --              849
   Proceeds from maturities of available-for-sale  securities                          144,079          182,597
   Purchases of available-for-sale  securities                                        (140,221)        (179,642)
   Proceeds from maturities of held-to-maturity  securities                             45,048           23,091
   Purchases of held-to-maturity  securities                                           (38,319)         (10,540)
                                                                                     ----------      -----------
         Net cash used in investing activities                                         (43,572)         (75,566)
                                                                                     ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                                 (13,877)          31,775
   Net (repayments) advances of short-term debt                                         (2,920)          14,195
   Dividends paid                                                                       (2,696)          (2,345)
   Proceeds from issuance of long-term debt                                                 --           37,250

   Repayments of long-term debt                                                         (4,067)            (263)
    Net increase in federal funds purchased
    and securities sold under agreements to repurchase                                   2,569           (4,843)
   Issuance of common stock, net                                                           278              114
                                                                                     ---------       ----------
         Net cash (used in) provided by financing activities                           (20,713)          75,883
                                                                                     ---------       ----------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                    (56,768)          29,758
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                   126,998           69,281
                                                                                     ---------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   70,230      $    99,039
                                                                                     =========       ==========



                                                        Simmons First National Corporation
                                           Consolidated Statements of Changes in Stockholders' Equity
                                                Nine Months Ended September 30, 1998 and 1997


                                                                       Unrealized
                                                                      Appreciation
                                                                      On Available-
                                              Common                    For-Sale      Undivided
(In thousands)                                 Stock      Surplus    Securities, Net   Profits       Total
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  $  28,527   $  22,040      $     1,152    $  51,106   $  102,825

Comprehensive income
   Net income                                                                             8,788        8,788
   Change in unrealized appreciation on
     available-for-sale securities, net of
     income taxes of $82                                                       145                       145
                                                                                                  ----------
Comprehensive income                                                                                   8,933

Common stock par value change                 (22,822)     22,822

Exercise of stock options--21,300 shares           21         156                                        177

Securities exchanged under stock option plan       (2)        (61)                                       (63)

Cash dividends declared ($0.41 per share)                                                (2,345)      (2,345)
                                             --------    --------       ----------     --------    ----------

Balance, September 30, 1997                     5,724      44,957            1,297       57,549      109,527

Comprehensive income
   Net income                                                                             3,201        3,201
   Change in unrealized appreciation on
     available-for-sale securities, net of income
     taxes  of $62                                                             109                       109
                                                                                                  ----------
Comprehensive income                                                                                   3,310

Exercise of stock options--1,800 shares             2         102                                        104

Cash dividends declared ($0.15 per share)                                                  (859)        (859)
                                             --------    --------       ----------     --------    ---------

Balance, December 31, 1997                      5,726      45,059            1,406       59,891      112,082

Comprehensive income
   Net income                                                                            10,027       10,027
   Change in unrealized appreciation on
     available-for-sale securities, net of income
     taxes of $327                                                             574                       574
                                                                                                  ----------
Comprehensive income                                                                                  10,601

Exercise of stock options--17,200 shares           17         284                                        301

Securities exchanged under stock option plan                  (23)                                       (23)

Cash dividends declared ($0.47 per share)                                                (2,696)      (2,696)
                                             --------    --------       ----------     --------    ---------

Balance, September 30, 1998                 $   5,743   $  45,320      $     1,980    $  67,222   $  120,265
                                             ========    ========       ==========     ========    =========

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

The computation of per share earnings for the nine months ended September 30, 1998 and 1997 is as follows:



(In thousands, except per share data)                                                  1998              1997
---------------------------------------------------------------------------------------------------------------
Net Income                                                                           $  10,027         $  8,788
                                                                                     ---------         --------

Average common shares outstanding                                                        5,736            5,717
Average common share stock options outstanding                                             117               80
                                                                                     ---------          -------
Average diluted common shares                                                            5,853            5,797
                                                                                     ---------          -------

Basic earnings per share                                                             $    1.74         $   1.53
                                                                                      ========          =======
Diluted earnings per share                                                           $    1.71         $   1.51
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

         On July 24, 1998, an announcement was made jointly by the Chief Executive Officers of both the Company and American Bancshares of Arkansas, Inc. ("ABA") regarding the execution of a definitive agreement under the terms of which ABA will be merged into the Company in a transaction valued at approximately $21,850,000. Stockholders of ABA will receive Simmons First National Corporation stock in exchange for ABA shares in the transaction. The transaction is expected to close in late 1998.

         ABA owns American State Bank ("ASB"), Charleston, Arkansas with consolidated assets, as of June 30, 1998, of $87 million. As a part of the transaction ASB will be merged into Simmons First National Bank during early 1999.

         On August 25, 1998, an announcement was made jointly by the Chief Executive Officers of both the Company and Lincoln Bankshares, Inc. ("LBI") regarding the execution of a definitive agreement under the terms of which LBI will be merged into the Company. Stockholders of LBI will receive 301,833 shares of Simmons First National Corporation stock in exchange for LBI shares in the transaction. The transaction is expected to close in early 1999.

         LBI owns Bank of Lincoln, Lincoln, Arkansas with consolidated assets, as of June 30, 1998, of $75 million. As a part of the transaction Bank of Lincoln will be merged into Simmons First Bank of Northwest Arkansas during early 1999.

NOTE 3:  INVESTMENT SECURITIES

         The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:



                                         September 30,                               December 31,
                                             1998                                       1997
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury           $   14,950   $   295   $   --  $   15,245  $   17,610    $   158  $   (37)  $   17,731
U.S. Government
  agencies                  44,745       594       (3)     45,336      55,662        462      (61)      56,063
Mortgage-backed
  securities                 2,562        34       (3)      2,593       3,350         14      (30)       3,334
State and political
  subdivisions              87,001     2,275     (131)     89,145      79,039      1,638     (284)      80,393
Other securities                94         3       --          97         229          2       --          231
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  149,352   $ 3,201   $ (137) $  152,416  $  155,890    $ 2,274  $  (412)  $  157,752
                         =========    ======    ======  =========   =========     ======   =======   =========

Available-for-Sale

U.S. Treasury           $   53,413   $ 1,197   $   --  $   54,610  $   70,402    $   763  $   (24)  $   71,141
U.S. Government
  agencies                  94,331       563       (6)     94,888      80,812        298      (50)      81,060
State and political
  subdivisions                 442         4       --         446         451         --       --          451
Other securities             6,083     1,349       --       7,432       6,601      1,222       --        7,823
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  154,269   $ 3,113   $   (6) $  157,376  $  158,266    $ 2,283  $   (74)  $  160,475
                         =========    ======    ======  =========   =========     ======   =======   =========


         The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $192,162,000 at September 30, 1998 and $170,047,000 at December 31, 1997.

         The book value of securities sold under agreements to repurchase amounted to $17,182,000 and $8,413,000 for September 30, 1998 and December 31, 1997, respectively.

         Income earned on securities for the nine months ended September 30, 1998 and 1997 is as follows:



(In thousands)                                                                         1998              1997
---------------------------------------------------------------------------------------------------------------
Taxable
  Held-to-maturity                                                                   $   3,592         $  3,310
  Available-for-sale                                                                     7,796            5,929

Non-taxable
  Held-to-maturity                                                                       3,128            2,549
  Available-for-sale                                                                        14                3
                                                                                      --------            -----

         Total                                                                       $  14,530         $ 11,791
                                                                                      ========          =======


       Maturities of investment securities at September 30, 1998 are as follows:


                                                Held-to-Maturity           Available-for-Sale
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value

One year or less                            $    19,531   $    19,600   $    41,904    $   42,169
After one through five years                     71,750        72,935        79,364        80,377
After five through ten years                     48,121        49,135        26,918        27,398
After ten years                                   7,294         8,056            --            --
Mortgage-backed  securities not due
  on a single date                                2,562         2,593            --            --
Other securities                                     94            97         6,083         7,432
                                             ----------    ----------    ----------     ---------
         Total                              $   149,352   $   152,416   $   154,269    $  157,376
                                             ==========    ==========    ==========     =========


         The gross realized gains of $4,000 and $2,000 and gross realized losses of $0 and $3,000 at September 30, 1998 and 1997, respectively, were the result of called bonds in 1998 and sold available-for-sale securities in 1997. Proceeds from sales of available-for-sale securities in 1997 were $849,000.

         Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The various categories are summarized as follows:


                                                                           September 30,    December 31,
(In thousands)                                                                 1998             1997
--------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                            $     161,152     $    179,828
   Student loans                                                                  62,726           63,291
   Other consumer                                                                127,806          112,754
Real estate
   Construction                                                                   52,394           43,212
   Single family residential                                                     132,633          122,581
   Other commercial                                                              140,750          118,112
Commercial
   Commercial                                                                    108,930          110,480
   Agricultural                                                                   50,885           31,161
   Financial institutions                                                          6,323            6,073
Other                                                                              8,163            6,691
                                                                            ------------      -----------
Total loans before allowance for loan losses                               $     851,762     $    794,183
                                                                            ============      ===========



         During the first nine months of 1998, foreclosed assets held for sale decreased $279,000 to $820,000 and are carried at the lower of cost or fair market value. Non-performing assets, non-accrual loans and other non-performing loans for the Company at September 30, 1998, were $61,000, $4,215,000 and $2,450,000, respectively, bringing the total of non-performing assets to $7,546,000.

       Transactions in the allowance for loan losses are as follows:


                                                                                  September 30,    December 31,
(In thousands)                                                                         1998              1997
---------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                           $  12,628         $  8,366
Additions
   Allowance for loan losses of acquired institutions                                       --            4,028
   Provision charged to expense                                                          6,098            2,756
                                                                                     ---------         --------
                                                                                        18,726           15,150
Deductions
   Losses charged to allowance, net of recoveries
     of $478 and $442 for the first nine months of
     1998 and 1997, respectively                                                         3,804            2,524
                                                                                      --------          -------

Balance, September 30                                                               $   14,922         $ 12,626
                                                                                     =========          -------

Additions
   Provision charged to expense                                                                           1,257

Deductions
   Losses charged to allowance, net of recoveries
     of $138 for the last nine months of
     1997                                                                                                 1,255
                                                                                                        -------

Balance, end of year                                                                                   $ 12,628
                                                                                                        =======



         At September 30, 1998 and December 31, 1997, impaired loans totaled $8,381,000 and $7,972,000, respectively, all of which had reserves allocated. An allowance of $2,453,000 and $2,033,000 for possible losses related to those loans at September 30, 1998 and December 31, 1997, respectively.

         Interest of $261,000 and $215,000 was recognized on average impaired loans of $8,586,000 and $5,776,000 as of September 30, 1998 and 1997,
respectively. Interest recognized on impaired loans on a cash basis during the first nine months of 1998 and 1997 was immaterial.

NOTE 5:  TIME DEPOSITS

         Time deposits include approximately $186,356,000 and $188,522,000 of certificates of deposit of $100,000 or more at September 30, 1998, and December 31, 1997, respectively.

NOTE 6:  INCOME TAXES

         The   provision   for  income  taxes  is  comprised  of  the  following
components:


                                                                   September 30,         September 30,
(In thousands)                                                        1998                   1997
--------------------------------------------------------------------------------------------------------

Income taxes currently payable                                  $          5,548       $          3,885
Deferred income taxes                                                     (1,455)                  (280)
                                                                 ---------------        ---------------
Provision for income taxes                                      $          4,093       $          3,605
                                                                 ===============        ===============



         The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:



                                                                    September 30,        December 31,
(In thousands)                                                        1998                   1997
-------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                    $          4,677       $          3,432
   Valuation  of foreclosed assets
     held for sale                                                           182                    286
   Deferred compensation payable                                             468                    436
   Deferred loan fee income                                                  502                    622
   Mortgage servicing reserves                                               460                     --
   Other                                                                     745                    812
                                                                 ---------------        ---------------
      Total deferred tax assets                                            7,034                  5,588
                                                                 ---------------        ---------------

Deferred tax liabilities
   Accumulated depreciation                                                 (868)                  (868)
   Available-for-sale securities                                          (1,126)                  (799)
   Other                                                                    (472)                  (481)
                                                                 ---------------        ---------------
      Total deferred tax liabilities                                      (2,466)                (2,148)
                                                                 ---------------        ---------------
Net deferred tax assets included in other
      assets on balance sheets                                  $          4,568       $          3,440
                                                                 ===============        ===============


         A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:


                                                                  September 30,          September 30,
(In thousands)                                                        1998                   1997
-------------------------------------------------------------------------------------------------------

Computed at the statutory rate (34%)                            $          4,801       $          4,214

Increase (decrease) resulting from:
   Tax exempt income                                                      (1,068)                  (926)
   Other differences, net                                                    360                    317
                                                                 ---------------        ---------------

Actual tax provision                                            $          4,093       $          3,605
                                                                 ===============        ===============


NOTE 7:  LONG-TERM DEBT

         Long-term debt at September 30, 1998 and December 31, 1997, consisted of the following components,


                                                                  September 30,          December 31,
(In thousands)                                                        1998                   1997
-------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                  $         18,000       $         20,000
9.75% note due 2008, secured by land and building                            985                  1,021
5.62% to 8.41% FHLB advances due 1998 to 2015,
   secured by residential real estate loans                                9,979                 12,010
Trust preferred securities                                                17,250                 17,250
                                                                 ---------------        ---------------

                                                                $         46,214       $         50,281
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

         Aggregate annual maturities of long-term debt at September 30, 1998 are:



                                                                                            Annual
(In thousands)                                                              Year          Maturities
-------------------------------------------------------------------------------------------------------
                                                                            1998       $            258
                                                                            1999                  3,259
                                                                            2000                  3,257
                                                                            2001                  3,170
                                                                            2002                  3,088
                                                                         Thereafter              33,182

                                                                          Total        $         46,214


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

NOTE 9:  UNDIVIDED PROFITS

         The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At September 30, 1998, the bank subsidiaries had approximately $5 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

         The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of September 30, 1998, each of the seven subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 13.27% at September 30, 1998.

NOTE 10: STOCK OPTIONS AND RESTRICTED STOCK

         As of September 30, 1998, 288,050 shares of common stock of the Company had been granted through an employee stock option incentive plan. There were 120,500 exercisable options at the end of the third quarter of 1998. Fifty-three thousand eight hundred shares have been issued upon exercise of options. As of September 30, 1998, six thousand shares of common stock of the Company had been granted and issued as Bonus Shares of restricted stock.

NOTE 11: ADDITIONAL CASH FLOW INFORMATION



                                                               Nine Months Ended
                                                                  September 30,
(In thousands)                                              1998                  1997
---------------------------------------------------------------------------------------

Interest paid                                       $       37,921      $        24,846
Income taxes
   paid                                             $        6,637      $         3,313





NOTE 12: CERTAIN TRANSACTIONS

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

NOTE 13: COMMITMENTS AND CREDIT RISK

         The seven affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 18.9% and 22.6% of the portfolio, as of September 30, 1998 and December 31, 1997, respectively.

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

         At September 30, 1998, the Company had outstanding commitments to extend credit aggregating approximately $190,769,000 and $106,472,000 for credit card commitments and other loan commitments, respectively. At December 31, 1997, the Company had outstanding commitments to extend credit aggregating approximately $154,759,000 and $90,164,000 for credit card commitments and other loan commitments, respectively.

         Letters of credit are conditional commitments issued by the bank subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $9,171,000 and $6,775,000 at September 30, 1998 and December 31, 1997, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 1998, was $3,757,000, an increase of $371,000, or 11.0%, over the same period in 1997. Basic earnings per share for the three-month periods ended September 30, 1998 and 1997, were $0.65 and $0.59, respectively. Diluted earnings per share for the three-month periods ended September 30, 1998 and 1997, were $0.64 and $0.58, respectively. Earnings for the nine-month period ended September 30, 1998, were $10,027,000 or an increase of $1,239,000 over the September 30, 1997 earnings of $8,788,000. Year-to-date basic earnings on a per share basis as of September 30, 1998 were $1.74 compared to $1.53 at September 30, 1997, reflecting a 13.7% increase. Year-to-date diluted earnings on a per share basis as of September 30, 1998 were $1.71 compared to $1.51 at September 30, 1997, reflecting a 13.2% increase.

         Year-to-date net income for 1998 includes several non-recurring items. A gain of $3.3 million, or $0.36 per share after tax, was recognized from the sale of its $1.2 billion residential mortgage-servicing portfolio. Also, the Company increased its allowance for loan losses by $2.5 million, or $0.28 per share after tax. This was the result of continued cautions to the financial services industry from regulators regarding reserve levels and rising consumer bankruptcies effecting the credit card industry. Additionally, the Company expensed $500,000 or $0.05 per share after tax for software testing and hardware replacement related to the Year 2000 issue. If year-to-date earnings for 1998 were adjusted for the non-recurring items, earnings would have been $1.71 per share.

         The Company's return on average assets and return on average stockholder's equity for the three-month period ended September 30, 1998 was 1.11% and 12.50%, compared to 1.17% and 12.51%, respectively, for the same period in 1997. The Company's return on average assets and return on average stockholder's equity for the nine-month period ended September 30, 1998 was 1.00% and 11.52%, compared to 1.19% and 11.00%, respectively, for the same period in 1997.

         Basic cash earnings (net income excluding amortization of intangibles) for the third quarter of 1998 were $0.72 per share compared with $0.64 for the third quarter of 1997, reflecting a 12.5% increase. Year-to-date basic cash earnings on a per share basis as of September 30, 1998 were $1.95 compared to $1.61 at September 30, 1997, reflecting a 21.1% increase. Cash return on average assets was 1.14% and cash return on average stockholders' equity was 12.83% for the nine-month period ended September 30, 1998, compared with 1.26% and 11.53%, respectively, for the same period in 1997.

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

         Net interest income, the difference between interest income and interest expense, for the three-month period ended September 30, 1998, increased $1,964,000, or 18.1%, when compared to the same period in 1997. During the third quarter, interest income increased $3,927,000, or 18.3%, while interest expense increased $1,963,000, or 18.4%, when compared to the same period in 1997. For the nine-months ended September 30, 1998 and 1997, net interest income was $36,385,000 and $28,934,000, respectively. This represents an increase of $7,451,000, or 25.8%. Year-to-date interest income for the nine-month periods ended September 30, 1998 and 1997 was up $20,011,000, to $74,090,000, over the
$54,079,000 reported as for September 30, 1997, which signifies a 37.0% increase. Year-to-date interest expense at September 30, 1998 and 1997, was $37,705,000 and $25,145,000, respectively, which equates to a 49.9% increase. These figures reflect an increase in fees on loans and the acquisition of FBAR and FBAS and the long-term debt associated with these acquisitions.

         The provision for loan losses for the third quarter of 1998 was $1,249,000, compared to $1,111,000 for the same period of 1997, resulting in a $138,000, or 12.4%, increase. For the nine months ended September 30, 1998 and 1997, the provision (excluding the $2,530,000 non-recurring provision) was $3,568,000 and $2,756,000, respectively, resulting in a 29.5% increase. The increase from 1997 to 1998 is attributable to acquisitions, growth in loans and bankruptcies in the bankcard portfolio.

         Non-interest income for the third quarter ended September 30, 1998, was $6,659,000, a 7.7% decrease over the $7,213,000 reported for the same period in 1997. This decrease is primarily due to the sale of the Company's mortgage servicing portfolio and a loss in the investment banking division. For the nine-months ended September 30, 1997 and 1996, non-interest income (excluding the gain on sale of mortgage servicing and gain on securities sold) was $21,341,000, a 8.1% increase over the $19,744,000 reported for the same period in 1997. Total fee income for the nine-month period ended September 30, 1998 was up 8.4%.

         During the three months ended September 30, 1998, non-interest expense increased $815,000, or 6.7%, over the same period in 1997. This increase reflects the normal increase in the cost of doing business, coupled with acquisitions. Year-to-date non-interest expense (excluding the non-recurring Year 2000 expenses) was $40,285,000 at September 30, 1998, compared to $33,528,000, for the same period ended September 30, 1997. The increase reflects the acquisitions and the normal increase in the cost of doing business.

         On June 30, 1998 Simmons First National Bank sold its residential mortgage-servicing portfolio to First Commercial Mortgage Company resulting in a $3.3 million gain. The portfolio consists of approximately $1.2 billion in residential mortgage loans. The portfolio sale will not have a material impact on future earnings of the Company.

FINANCIAL CONDITION

         Total assets for the Company at September 30, 1998, were $1.319 billion, a decrease of $8 million, or 0.67%, over the same figure at December 31, 1997. Deposits at September 30, 1998, totaled $1.091 billion, a decrease of $14 million, or 1.3% from the same figure at December 31, 1997. Stockholders' equity at the end of the third quarter was $120,265,000, an increase of $8,183,000, or 7.3%, from the December 31, 1997 figure.

         Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.75% as of September 30, 1998, compared to 1.59% at December 31, 1997. As of September 30, 1998, the allowance for loan losses as a percent of total loans excluding government-guaranteed student loans was 1.89%. As of September 30, 1998, non-performing loans equaled 0.78% of total loans, while the allowance for loan losses equaled 223.9% of non-performing loans.

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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At September 30, 1998, each bank was within established guidelines and total corporate liquidity was strong. At September 30, 1998, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resell, and mortgage loans held for sale were 18.7% of total assets.

ACQUISITION ANNOUNCEMENTS

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

         ABA owns American State Bank ("ASB"), Charleston, Arkansas with consolidated assets, as of June 30, 1998, of $87 million. As a part of the transaction ASB will be merged into Simmons First National Bank during early 1999.

         On August 25, 1998, an announcement was made jointly by the Chief Executive Officers of both the Company and Lincoln Bankshares, Inc. ("LBI") regarding the execution of a definitive agreement under the terms of which LBI will be merged into the Company. Stockholders of LBI will receive 301,833 shares of Simmons First National Corporation stock in exchange for LBI shares in the transaction. The transaction is expected to close in early 1999.

         LBI owns Bank of Lincoln, Lincoln, Arkansas with consolidated assets, as of June 30, 1998, of $75 million. As a part of the transaction Bank of Lincoln will be merged into Simmons First Bank of Northwest Arkansas during early 1999.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In 1996, as part of its strategic plan to provide quality customer service, introduce new products and improve operating efficiencies, the Company began converting all of its software and hardware systems to state-of-the-art technology. As a byproduct of this effort, the Year 2000 issue has been addressed. The Company has now completed the Year 2000 identification of mission critical systems, vendors, large borrowers and large depositors requiring assessment and testing. During the nine-month period ended September 30, 1998 the Company expensed $500,000 for software testing and hardware replacement related to the Year 2000 issue.
The Company expects to have all of its internal mission critical systems, except for one such system, tested for Year 2000 compliance by December 31, 1998. The outside testing consultants will not complete the testing of the Company's remaining internal mission critical system until March 31, 1999. Based upon independent testing of substantially similar systems by other financial institutions and testing consultants, Management believes that the completion of internal mission critical testing by March 31, 1999 will provide the Company with ample time to correct any system deficiencies identified through testing. The testing with vendors, large borrowers and large depositors will be completed by June 30, 1999. The replacement of non-compliant systems is presently underway and will be completed in 1999.

         The Company is in the process of converting the two banks acquired on August 1, 1997 to the Company's systems and these conversions are scheduled for the fourth quarter of 1998. During the third quarter of 1998 the acquisition announcements of ABA and LBI were made. These transactions are expected to close in late 1998 and early 1999. The ABA and LBI acquisitions will be converted to the Company's systems during early 1999. As part of the Company's due diligence process associated with a potential acquisition, the prospect's Year 2000 compliance and readiness is thoroughly evaluated. The Company has contingency plans if the above conversions are not completed before December 31, 1999.

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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

         We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 18 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of September 30, 1998 and for the three-months and nine-months ended September 30, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

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


Pine Bluff, Arkansas
October 30, 1998

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



                                                  Number
Identity(1)    Date of Sale                      of Shares      Price(2)             Type of Transaction
--------------------------------------------------------------------------------------------------------------------
1 Officer           July, 1998                      300          22.1667             Incentive Stock Option
1 Officer           July, 1998                      300          25.6667             Incentive Stock Option
1 Officer           July, 1998                      200          45.2500             Incentive Stock Option
1 Officer         August, 1998                    1,500           8.2917             Incentive Stock Option



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




Item 6. Reports on Form 8-K

         The registrant filed Form 8-K on July 1, 1998. The report contained the text of a press release issued by the registrant concerning the sale of the Company's residential mortgage-servicing portfolio to First Commercial Mortgage Company.

         The registrant filed Form 8-K on July 29, 1998. The report contained the text of a press release issued by the registrant concerning the acquisition of American Bancshares of Arkansas, Inc.

         The registrant filed Form 8-K on August 26, 1998. The report contained the text of a press release issued by the registrant concerning the acquisition of Lincoln Bancshares, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SIMMONS FIRST NATIONAL CORPORATION
                                                     (Registrant)



Date:    November 2, 1998                /s/ J. Thomas May
     ---------------------               --------------------------------------
                                         J. Thomas May,  Chairman,
                                         President and  Chief Executive Officer



Date:    November 2, 1998                /s/ Barry L. Crow
     ---------------------               --------------------------------------
                                         Barry L. Crow, Executive Vice President
                                         and Chief Financial Officer