Form 10-K
period 1998-12-31
SIMMONS FIRST NATIONAL CORP
filed 1999-03-25
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual  Report  Pursuant to Section 13 or 15(d) of the  Exchange Act of 1934
    For the fiscal year ended: December 31, 1998

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

                                 (870) 541-1000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
Title of Each Class                                       on Which Registered
--------------------------------------------------------------------------------
       None                                                       None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock, par value $1.00 per share, held by non-affiliates on March 15, 1999, was approximately $185,484,000.

The number of shares outstanding of the Registrant's Common Stock as of March 15, 1999 was 6,520,232.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 1999.

                                                   FORM 10-K INDEX

Part I

Item 1  Business..............................................................1
Item 2  Properties............................................................5
Item 3  Legal Proceedings.....................................................5
Item 4  Submission of Matters to a Vote of Security-Holders...................6


Part II

Item 5  Market for Registrant's Common Equity and Related Stockholder Matters.6
Item 6  Selected Consolidated Financial Data..................................7
Item 7  Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................9
Item 8  Consolidated Financial Statements and Supplementary Data.............30
Item 9  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.................................................58


Part III

Item 10 Directors and Executive Officers of the Company......................58
Item 11 Executive Compensation...............................................58
Item 12 Security Ownership of Certain Beneficial Owners and Management.......58
Item 13 Certain Relationships and Related Transactions.......................58

Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K......58
        Signatures...........................................................59

                                  PART I

ITEM 1.     BUSINESS

The Company and the Banks

          Simmons First National Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. At December 31, 1998, the Company was the third largest bank holding company headquartered in Arkansas with consolidated total assets of $1.464 billion, consolidated net loans of $898.5 million, consolidated deposits of $1.188 billion and total equity capital of $132.2 million. The Company owns eight community banks in Arkansas. The Company's banking subsidiaries conduct their operations through 45 offices located in 24 communities in Arkansas.

         Simmons First National Bank (the "Bank") is the Company's lead bank. The Bank is a national bank, which has been in operation since 1903. The Bank's primary market area, with the exception of its nationally provided credit card is central and western Arkansas. During 1998, the Company sold its $1.2 billion residential mortgage-servicing portfolio. At December 31, 1998, the Bank had total assets of $733.2 million, total net loans of $455.8 million and total deposits of $575.8 million.

         Simmons First Bank of Jonesboro ("Simmons/Jonesboro") is a state bank, which was acquired in 1984. Simmons/Jonesboro's primary market area is northeast Arkansas. At December 31, 1998, Simmons/Jonesboro had total assets of $139.4 million, total net loans of $101.4 million and total deposits of $121.6 million.

          Simmons First Bank of South Arkansas ("Simmons/South") is a state bank, which was acquired in 1984. Simmons/South's primary market area is southeast Arkansas. At December 31, 1998, Simmons/South had total assets of $59.4 million, total net loans of $29.4 million and total deposits of $53.9 million.

          Simmons First Bank of Dumas ("Simmons/Dumas") is a state bank, which was acquired in 1995. Simmons/Dumas's primary market area is Dumas, Arkansas. At December 31, 1998, Simmons/Dumas had total assets of $32.9 million, total net loans of $17.6 million and total deposits of $29.0 million.

          Simmons First Bank of Northwest Arkansas ("Simmons/Northwest") is a state bank, which was acquired in 1995. Simmons/Northwest's primary market area is northwest Arkansas. At December 31, 1998, Simmons/Northwest had total assets of $90.5 million, total net loans of $52.5 million and total deposits of $83.7 million.

          Simmons First Bank of Russellville ("Simmons/Russellville") is a state bank, which was acquired in 1997. Simmons/Russellville's primary market area is Russellville, Arkansas. At December 31, 1998, Simmons/Russellville had total assets of $233.9 million, total net loans of $134.6 million and total deposits of $179.9 million.

          Simmons First Bank of Searcy ("Simmons/Searcy") is a state bank, which was acquired in 1997. Simmons/Searcy's primary market area is Searcy, Arkansas. At December 31, 1998, Simmons/Searcy had total assets of $112.7 million, total net loans of $76.1 million and total deposits of $93.0 million.

         American State Bank ("ASB") is a state bank, which was acquired in 1998. ASB's primary market area is western Arkansas. The Company plans to merge ASB into Simmons First National Bank during the first quarter of 1999. At December 31, 1998, ASB had total assets of $89.6 million, total net loans of $43.7 million and total deposits of $73.7 million.

         The Company's subsidiaries provide complete banking services to individuals and businesses throughout the market areas, which they serve. Services include consumer (credit card, student and other consumer), real estate (construction, single family residential and other commercial) and commercial (commercial, agriculture and financial institutions) loans, checking, savings and time deposits, trust and investment management services, and securities and investment services.

Loan Risk Assessment

         As a part of the ongoing risk assessment, the Bank has a Loan Loss Reserve Committee that meets monthly to review the adequacy of the allowance for loan losses. The Committee reviews the status of past due, non-performing and other impaired loans on a loan by loan basis, including historical loan loss information. However, for credit card and other consumer loans consideration is given to more recent loss experience and current economic conditions. The allowance for loan losses is determined based upon the aforementioned factors and allocated to the individual loan categories. Also, an unallocated reserve is established to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. The Committee reviews their analysis with management and the Bank's Board of Directors on a monthly basis.

         The Company has an independent loan review department. For the Bank, this department reviews the allowance for loan loss on a monthly basis, performs an independent loan analysis and prepares a detailed report on their analysis of the adequacy of the allowance for loan losses on a quarterly basis. This quarterly report is presented to the Company's Audit Committee.

         The Board of Directors of the other subsidiary banks review the adequacy of their allowance for loan losses on a monthly basis giving consideration to past due loans, non-performing loans, other impaired loans and current economic conditions. Quarterly, the other subsidiary banks supply loan information to the Company's loan review department for their review. The loan review department prepares a detailed report of their analysis of the allowance for loan losses for each bank. This report is presented to the Company's Audit Committee on a quarterly basis. On an annual basis, the loan review department performs an on-site detailed review of the loan files to verify the accuracy of information being supplied on a quarterly basis. The larger subsidiary banks receive this review on a semi-annual basis.

     Factors affecting decisions in determining the reserves for 1998 included unfavorable weather and market conditions in the agricultural industry, increased consumer bankruptcies, increased impaired loans and increased indirect lending (loans originated by third parties which are underwritten and purchased by the Company).

Growth Strategy

          The Company's growth strategy is to expand in its primary market areas by capitalizing on opportunities presented by the State of Arkansas and expanding through further banking acquisitions. The most significant opportunities for internal growth will come from the community banks of Simmons/Northwest, Simmons/Searcy and Simmons/Jonesboro, which are located in some of the fastest growing areas in the state, and the Company's continued expansion into the Little Rock market. With an increased presence in Arkansas, ongoing investments in technology, and enhanced products and services, the Company is positioned to meet the customer demands of the State of Arkansas.

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

Employees

          As of December 31, 1998, the Company and its subsidiaries had 748 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.


Executive Officers of the Company

          The following is a list of all executive officers of the Company. Executive officers are elected annually by the Board of Directors.



NAME                       AGE      POSITION                                            YEARS SERVED
J. Thomas May              52       President and Chief Executive Officer               12

Barry L. Crow              56       Executive Vice President and                        27
                                    Chief Financial Officer

John L. Rush               64       Secretary                                           31


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

        Legislation enacted in 1994, which became effective September 29, 1995, now allows bank holding companies from any state to acquire banks located in any state without regard to state law, provided that the bank holding company (1) is adequately capitalized, (2) is adequately managed, (3) would not control more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in such state, and (4) such bank has been in existence at least five years if so required by the applicable state law.

Subsidiary Banks

        Simmons First National Bank, a national banking association, is subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States ("OCC"). Simmons/Jonesboro, Simmons/South, Simmons/Dumas, Simmons/Northwest, Simmons/Russellville, Simmons/Searcy and ASB, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation ("FDIC") and the Arkansas State Bank Department. The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount which may be lent to a single borrower.

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

Risk-Weighted Capital Requirements for the Company and the Banks

        Since 1993, banking organizations (including bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. A well capitalized institution is one that has at least a 10% "total risk-based capital" ratio. For a tabular summary of the Company's risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" and Note 18 of the Notes to Consolidated Financial Statements.

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

Federal Deposit Insurance Corporation Improvement Act

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

        The federal banking agencies are required by FDICIA to prescribe standards for banks and bank holding companies, relating to operations and management, asset quality, earnings, stock valuation and compensation. A bank or bank holding company that fails to comply with such standards will be required to submit a plan designed to achieve compliance. If no plan is submitted or the plan is not implemented, the bank or holding company would become subject to additional regulatory action or enforcement proceedings.

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

        The Company and its subsidiaries own or lease additional offices throughout the State of Arkansas. As of December 31, 1998, the company's eight banks are conducting financial operations from 45 offices in 24 communities throughout Arkansas.

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

                                                                                          Quarterly
                                                       Price Per                          Dividends
                                                     Common Share                        Per Common
                                                  High           Low                      Share(1)
----------------------------------------------------------------------------------------------------

1998

1st quarter                                     $ 53.25       $ 42.00                     $  0.15
2nd quarter                                       50.75         43.25                        0.16
3rd quarter                                       49.50         33.75                        0.16
4th quarter                                       44.88         33.63                        0.17


1997

1st quarter                                     $ 28.00       $ 25.50                     $  0.13
2nd quarter                                       30.00         27.00                        0.14
3rd quarter                                       36.50         29.50                        0.14
4th quarter                                       42.00         35.00                        0.15

(1) Dividends per common share are historical amounts


        At  December  31,  1998,   the  Common  Stock  was  held  of  record  by
approximately 1,330 stockholders. On March 15, 1999, the last sale price for the Common Stock as reported by NASDAQ was $33.50 per share.

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

        The Company's principal source of funds for dividend payments to its stockholders are dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank in any year, in excess of the sum of net income for that year and retained earnings for the preceding two years, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Dumas, Simmons/Northwest, Simmons/South, Simmons/Russellville, Simmons/Searcy and ASB, regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 1998, approximately $7 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition-Liquidity and Market Risk Management," and Note 18 of Notes to Consolidated Financial Statements.

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



                                                         Number
Identity              Date of Sale                     of Shares      Price(1)       Type of Transaction
----------------------------------------------------------------------------------------------------------
1 Officer             November, 1998                     1,500        $12.333        Incentive Stock Option


--------
Notes:


     1. The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer. The price paid has been adjusted to reflect the effect of the 50% stock dividend paid on December 6, 1996.

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

ITEM 6:           SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this annual report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 1998, 1997, 1996, 1995, and 1994 were derived from consolidated financial statements of the Company, which were audited by Baird, Kurtz & Dobson. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively to reflect the effects of the October 29, 1996 50% stock dividend on a consistent basis. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.




                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    Years Ended December 31 (1)
(In thousands,
except per share data)                               1998          1997         1996         1995         1994
-------------------------------------------------------------------------------------------------------------------

Income statement data:
   Net interest income                             $  52,234    $  43,660    $  36,740    $  34,411     $ 32,135
   Provision for loan losses                           7,749        4,512        2,398        2,434        2,122
   Net interest income after provision
     for loan losses                                  44,485       39,148       34,342       31,977       30,013
   Non-interest income                                31,664       28,099       25,738       24,920       25,432
   Non-interest expense                               56,235       49,234       44,504       42,094       40,574
   Provision for income taxes                          5,583        5,219        4,496        4,318        4,027
   Net income                                         14,331       12,794       11,080       10,485       10,844

Per share data:
   Basic earnings                                       2.31         2.07         1.79         1.71         1.82
   Diluted earnings                                     2.27         2.04         1.77         1.70         1.80
   Basic cash earnings(2)                               2.56         2.20         1.84         1.75        1.86
   Book value                                          21.29        19.55        17.97        16.83        15.02
   Dividends (3)                                        0.64         0.56         0.48         0.40         0.31

Balance sheet data at period end:
   Assets                                          1,464,362    1,411,877      963,262      920,075      789,772
   Loans                                             913,617      844,455      556,249      517,032      463,971
   Allowance for loan losses                          15,098       13,410        8,906        8,945        8,263
   Deposits                                        1,187,913    1,175,451      807,643      774,794      651,338
   Long-term debt                                     49,340       53,558        1,067        4,757       12,144
   Stockholders' equity                              132,180      121,012      110,882      104,198       89,834
Capital ratios at period end:
   Stockholders' equity to
     total assets                                      9.03%        8.57%       11.51%       11.32%       11.37%
   Leverage (4)                                        8.27%        7.71%       11.58%       10.77%       11.31%
   Tier 1                                             12.61%       11.94%       18.58%       18.40%       18.92%
   Total risk-based                                   13.87%       13.21%       19.82%       19.78%       21.11%

Selected ratios:
   Return on average assets                            1.00%        1.11%        1.20%        1.23%        1.39%
   Return on average common equity                    11.24%       10.98%       10.29%       10.67%       12.55%
   Net interest margin (5)                             4.17%        4.36%        4.60%        4.67%        4.74%
   Allowance/nonperforming loans                     176.36%      162.25%      169.12%      257.63%      252.46%
   Allowance for loan losses as a
     percentage of average loans                       1.73%        1.96%        1.68%        1.85%        1.92%
   Nonperforming loans as a percentage
     of period-end loans                               0.94%        0.98%        0.95%        0.67%        0.71%
   Net charge-offs as a percentage
     of average total assets                           0.42%        0.35%        0.26%        0.25%        0.22%
   Dividend payout                                     26.2%        25.0%        24.6%        21.3%        16.0%


(1) The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related
Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report. All financial information has been restated for the merger accounted for as pooling-of-interests. (2) Cash earnings are net income excluding amortization of intangible assets.
(3) Dividends per common share are historical amounts.
(4) Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investments.
(5) Fully taxable equivalent (assuming an effective income tax rate of 36.25% for 1998 through 1995 and 34% for 1994)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Simmons First National Corporation (SFNC) achieved record earnings in 1998. Earnings for the period ended December 31, 1998, were $14,331,000 or an increase of $1,537,000 over the December 31, 1997 earnings of $12,794,000. Basic earnings per share for the year were $2.31, an increase of 11.6% from $2.07 in 1997. Diluted earnings per share for the year were $2.27, an increase of 11.3% from $2.04 in 1997. Return on average assets and return on average stockholder's equity for the period ended December 31, 1998 was 1.00% and 11.24%, compared to 1.11% and 10.98%, respectively, for the same period in 1997. All financial information has been restated for the merger with American Bancshares of Arkansas, Inc. accounted for as a pooling-of-interests.

         In connection with the aforementioned merger, non-recurring merger-related expenses totaled $466,000, or $0.07 per share after tax. If earnings for 1998 were adjusted for the merger-related expenses, diluted earnings would have been $2.34 per share for the year ended December 31, 1998.

         Because of the Corporation's historical cash acquisitions, cash earnings (net income excluding amortization of intangible assets) are an integral component of earnings. Basic cash earnings, on a per share basis were $2.56 in 1998 compared to $2.20 in 1997, reflecting a 16.4% increase. Diluted cash earnings, on a per share basis were $2.52 in 1998 compared to $2.17 in 1997, reflecting a 16.1% increase. Cash return on average assets was 1.13% and cash return on average stockholders' equity was 12.43% for 1998, compared with 1.20% and 11.67%, respectively, for 1997.

         Total assets for the Corporation at December 31, 1998, were $1.464 billion, an increase of $52 million over the same figure at December 31, 1997. Stockholders' equity at the end of 1998 was $132.2 million, a $11.2 million, or 9.3%, increase for the period ended December 31, 1997.

         Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.65% as of December 31, 1998, compared to 1.59% for the same date in 1997. As of December 31, 1998, non-performing loans equaled
0.94% of total loans, while the allowance for loan losses equaled 176% of non-performing loans.

         Simmons First National Corporation is an Arkansas based, Arkansas committed, multi-bank holding company. At year-end the Company had eight community banks in Pine Bluff, Jonesboro, Lake Village, Dumas, Rogers, Russellville, Searcy and Charleston, Arkansas. The Company's banks are conducting financial operations from 45 offices in 24 communities throughout Arkansas.

Acquisitions

         On August 1, 1997, Simmons First National Corporation acquired all the outstanding capital stock of First Bank of Arkansas, Searcy, Arkansas and First Bank of Arkansas, Russellville, Arkansas, in a cash purchase transaction of $53 million and changed the respective names of the banks to Simmons First Bank of Searcy and Simmons First Bank of Russellville. The banks acquired had consolidated assets of $362 million, as of August 1, 1997.

         In December 1998, the Company and American Bancshares of Arkansas, Inc. ("ABA") merged in a pooling-of-interests transaction. Stockholders of ABA received 464,885 shares of Simmons First National Corporation stock in exchange for ABA shares in the transaction. ABA owned American State Bank ("ASB"), Charleston, Arkansas with assets, as of December 31, 1998, of $90 million. The Company plans to merge ASB into Simmons First National Bank during the first quarter of 1999.

         On January 15, 1999, the Company and Lincoln Bancshares, Inc. ("LBI") merged in a pooling-of-interests transaction. Stockholders of LBI received 301,823 shares of Simmons First National Corporation stock in exchange for LBI shares in the transaction. LBI owned the Bank of Lincoln ("BOL"), Lincoln, Arkansas with assets, as of January 15, 1999, of $75 million. The Company plans to merge BOL into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

         On March 22, 1999, an announcement was made jointly by the Chief Executive Officers of both the Company and NBC Bank Corp. ("NBC") regarding the execution of a definitive agreement under the terms of which NBC will be merged into the Company. Stockholders of NBC will receive 785,000 shares of Simmons First National Corporation stock in exchange for NBC shares in the transaction. The transaction is expected to close during the third quarter of 1999.

         NBC owns National Bank of Commerce, El Dorado, Arkansas with consolidated assets of $147 million as of December 31, 1998. After the merger, National Bank of Commerce will continue to operate as a separate community bank with the same board of directors, management and staff.

Sale of Mortgage Servicing

         On June 30, 1998, the Company sold its residential mortgage-servicing portfolio resulting in a $3.3 million gain. The portfolio consisted of approximately $1.2 billion in residential mortgage loans. The portfolio sale will not have a material impact on future earnings of the Company.

Earnings Review For the Years 1998, 1997, and 1996

        In 1998, the Company reported record net earnings of $14,331,000 and diluted earnings per share of $2.27. This compares to net earnings of $12,794,000 and $11,080,000 and diluted earnings per share of $2.04 and $1.77, in 1997 and 1996, respectively. The earnings for 1998 were predominantly influenced from growth in the loan portfolio, an increase in fees on loans, sale of the mortgage-servicing portfolio, Year 2000 expenses, merger-related expenses and an increase in the provision for loan losses due to growth in loans, increased indirect lending, unfavorable weather and market conditions in the agriculture industry and rising consumer bankruptcies.


Net Interest Income

         Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (36.25% for 1998 through 1996).

         For the year ended December 31, 1998, net interest income on a fully taxable equivalent basis was $54.4 million, an increase of approximately $8.8 million, or 19.3%, from 1997 net interest income. The increase in 1998 in net interest income resulted primarily from the growth due to purchase acquisitions during 1997 and other growth in the loan portfolio. The growth offset a decrease in net interest margin resulting from a higher cost of funds. The higher cost of funds is the result of the long-term debt issued during 1997 for purchase acquisitions. The net interest margin was 4.17% in 1998, compared to 4.36% in 1997 and 4.60% in 1996. For the year ended December 31, 1997, net interest income on a fully taxable equivalent basis was $45.5 million, an increase of approximately $7.1 million, or 18.5%, from comparable figures in 1996. The increase in 1997 in net interest income resulted primarily from the growth due to purchase acquisitions and general growth in earning assets throughout the Company. The growth offset a decrease in net interest margin resulting from a higher cost of funds. The tables below reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 1998, 1997 and 1996, respectively, as well as changes in fully taxable equivalent net interest income for the years 1998 versus 1997 and 1997 versus 1996.



Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

                                                                              Years Ended December 31
(In thousands)                                                        1998             1997              1996
-------------------------------------------------------------------------------------------------------------------

Interest income                                                    $ 105,966         $  84,810         $ 67,401
FTE adjustment                                                         2,123             1,880            1,692
                                                                   ---------         ---------           ------

Interest income - FTE                                                108,089            86,690           69,093
Interest expense                                                      53,732            41,150           30,661
                                                                   ---------         ---------          -------

Net interest income - FTE                                          $  54,357         $  45,540         $ 38,432
                                                                    ========          ========          =======

Yield on earning assets - FTE                                          8.29%             8.31%            8.27%

Cost of interest bearing liabilities                                   4.73%             4.61%            4.39%

Net interest spread - FTE                                              3.56%             3.70%            3.88%

Net interest margin - FTE                                              4.17%             4.36%            4.60%




Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)                                                                      1998 vs. 1997    1997 vs.1996
---------------------------------------------------------------------------------------------------------------------

Increase due to change in earning assets                                             $  21,981         $ 17,515
Increase (decrease) due to change in earning asset yields                                 (582)              82
Increase (decrease) due to change in interest rates paid on
       interest bearing liabilities                                                         95             (244)
Decrease due to change in interest bearing liabilities                                 (12,677)         (10,245)
                                                                                      --------          -------
Increase in net interest income                                                      $   8,817         $  7,108
                                                                                      ========          =======



         The following table shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 1998. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

     Under Financial Accounting Standard Board Statement No. 91 (SFAS 91), loan fees and related costs are deferred and amortized as part of interest income.


Average Balance Sheets and Net Interest Income Analysis

                                                                 Years Ended December 31
                                 ----------------------------------------------------------------------------------
                                               1998                       1997                     1996
                                 ---------------------------  -------------------------  --------------------------
                                    Average   Income/Yield/    Average   Income/ Yield/    Average  Income/Yield/
(In thousands)                      Balance   ExpenseRate(%)   Balance   Expense Rate(%)   Balance  ExpenseRate(%)
-------------------------------------------------------------------------------------------------------------------
ASSETS

Earning Assets
Interest bearing balances
   due from banks               $    7,858  $    434   5.52 $    4,678  $    233   4.98 $   5,299  $    294    5.55
Federal funds sold                  71,143     3,603   5.06     47,298     2,648   5.60    34,033     1,778    5.22
Investment securities-taxable      251,513    15,708   6.25    221,566    14,226   6.42   177,969    11,590    6.51
Investment securities-non-taxable   89,940     6,618   7.36     75,813     5,687   7.50    68,179     5,135    7.53
Mortgage loans held for sale,
   net of unrealized gains (losses)  8,135       581   7.14      5,567       407   7.31    17,768     1,333    7.50
Assets held in trading accounts      1,996        97   4.86      3,118       209   6.70     2,429       142    5.85
Loans                              873,806    81,048   9.28    685,380    63,280   9.23   529,907    48,821    9.21
                                 ---------  --------         ---------  --------         --------   -------
   Total interest earning assets 1,304,391   108,089   8.29  1,043,420    86,690   8.31   835,584    69,093    8.27
                                            --------                    --------                    -------
Non-earning assets                 130,058                     104,790                     89,845
                                 ---------                   ---------                   --------
   Total assets                 $1,434,449                  $1,148,210                  $ 925,429
                                 =========                   =========                   ========


LIABILITIES AND
STOCKHOLDERS' EQUITY

Liabilities
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts       $  369,177  $ 10,777   2.92 $  315,738  $  9,132   2.89 $ 275,846  $  7,700    2.79
   Time deposits                   653,780    36,006   5.51    507,719    27,704   5.46   387,366    21,065    5.44
                                 ---------  --------          --------   -------         --------   -------
     Total interest              1,022,957    46,783   4.57    823,457    36,836   4.47   663,212    28,765    4.34
       bearing deposits
Federal funds purchased and
   securities sold under agreement
   to repurchase                    58,648     2,756   4.70     40,526     2,145   5.29    29,591     1,509    5.10
Other borrowed funds
   Short-term debt                   2,266        96   4.24      3,296       114   3.46     2,369       129    5.45
   Long-term debt                   51,685     4,097   7.93     24,763     2,055   8.30     2,861       258    9.02
                                 ---------  --------         ---------  --------        ---------  --------
     Total interest              1,135,556    53,732   4.73    892,042    41,150   4.61   698,033    30,661    4.39
       bearing liabilities                  --------                    --------                   --------

Non-interest bearing liabilities
   Non-interest bearing deposits   154,039                     126,554                    108,895
Other liabilities                   17,358                      13,115                     10,786
                                 ---------                   ---------                   --------
   Total liabilities             1,306,953                   1,031,711                    817,714
                                 ---------                   ---------                   --------
Stockholders' equity               127,496                     116,499                    107,715
                                  --------                   ---------                   --------
   Total liabilities and
   stockholders' equity         $1,434,449                  $1,148,210                  $ 925,429
                                 =========                   =========                   ========
Net interest margin                         $ 54,357   4.17             $ 45,540   4.36            $ 38,432    4.60
                                             =======                     =======                    =======


         The following table shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 1998 and 1997 as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.


Volume/Rate Analysis

                                                              Years Ended December 31
                                                    1998 over 1997              1997 over 1996
                                                       Yield/                          Yield/
(In thousands)                              Volume      Rate       Total     Volume     Rate       Total
-----------------------------------------------------------------------------------------------------------

Increase (decrease) in

Interest income
   Interest earning time deposits          $    158   $     43   $    201   $    (34)  $    (27)  $    (61)
   Federal funds sold                         1,335       (380)       955        692        178        870
   Investment securities - taxable            1,923       (441)     1,482      2,838       (202)     2,636
   Investment securities - non-taxable        1,060       (129)       931        575        (23)       552
   Mortgage loans held for sale, net of
     unrealized gains (losses)                  188        (14)       174       (915)       (11)      (926)
   Assets held in trading accounts              (75)       (37)      (112)        40         27         67
   Loans                                     17,392        376     17,768     14,319        140     14,459
                                            -------    -------   --------   --------    -------    -------

   Total                                     21,981       (582)    21,399     17,515         82     17,597
                                           --------    -------   --------   --------    -------    -------

Interest expense
   Interest bearing transaction and
     savings accounts                         1,544        101      1,645      1,113        319      1,432
   Time deposits                              7,975        327      8,302      6,547         92      6,639
   Federal funds purchased
     and securities sold under
     agreements to repurchase                   959       (348)       611        558         78        636
   Other borrowed funds
     Short-term debt                            (36)        18        (18)        51        (66)       (15)
     Long-term debt                           2,235       (193)     2,042      1,976       (179)     1,797
                                           --------    -------   --------   --------   --------   --------

   Total                                     12,677        (95)    12,582     10,245        244     10,489
                                           --------    -------   --------   --------    -------    -------
Increase (decrease) in
 net interest income                       $  9,304   $   (487)  $  8,817   $  7,270   $   (162)  $  7,108
                                            =======    =======    =======    =======    =======    =======


Provision for Loan Losses

     The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for 1998, 1997 and 1996 was $7.7, $4.5 and $2.4 million, respectively. The increase from 1997 to 1998 and from 1996 to 1997 is attributable to purchase acquisitions, growth in loans, increased indirect lending, unfavorable weather and market conditions in the agriculture industry and rising consumer bankruptcies.

Non-Interest Income

     Total non-interest income was $31.7 million in 1998, compared to $28.1 million in 1997 and $25.7 million in 1996. Non-interest income is principally derived from three sources: fee income, which includes service charges on deposit accounts, trust fees, credit card fees and loan servicing fees; income on the sale of mortgage loans and investment banking profits; and any gain or loss on sold or called securities.

     The table below shows non-interest income for the years ended December 31, 1998, 1997 and 1996, respectively, as well as changes in 1998 from 1997 and in 1997 from 1996.




Non-Interest Income

1998                                              1997
                                         Years Ended December 31        Change from         Change from
(In thousands)                          1998       1997      1996           1997                1996
----------------------------------------------------------------------------------------------------------

Trust income                        $  3,357  $   2,536  $  2,166    $   821    32.37%    $   370    17.08%
Service charges on deposit accounts    5,927      4,457     3,492      1,470    32.98         965    27.63
Other service charges and fees         1,382      1,347     1,115         35     2.60         232    20.81
Income on sale of mortgage loans,
   net of commissions                    490        415       287         75    18.07         128    44.60
Income on investment banking,
   net of commissions                  1,044      1,061       758        (17)   -1.60         303    39.97
Credit card fees                       9,484      9,433     9,601         51     0.54        (168)   -1.75
Mortgage servicing & related fees      5,208      7,766     7,095     (2,558)  -32.94         671     9.46
Other income                           1,449      1,070       946        379    35.42         124    13.11
Gain on sale of mortgage servicing     3,273         --        --      3,273       --          --       --
Gains on sale of securities, net          50         14       278         36   257.14        (264)  -94.96
                                    --------   --------   -------     ------              -------
       Total non-interest income    $ 31,664  $  28,099  $ 25,738    $ 3,565    12.69%    $ 2,361     9.17%
                                     =======   ========   =======     ======               ======


         Fee income for 1998 was $25.4 million, a decrease of $100,000, or 0.4%, when compared with 1997 figures. Fee income for 1997 was $25.5 million, an increase of $2.0 million, or 8.5%, when compared with 1996 figures. During the second quarter of 1998 the Company sold its $1.2 billion residential mortgage-servicing portfolio. The sale of the mortgage-servicing portfolio resulted in a $3.3 million gain on sale and a $2.6 million decrease in mortgage fees. In 1998, trust fees increased $821,000 from the 1997 level, while service charges on deposit accounts increased $1.5 million. In 1997, trust fees increased $370,000 from the 1996 level, while service charges on deposit accounts increased $1.0 million. The increase in trust fees for 1998 and 1997 is primarily the result of growth in the number of trust relationships. The increase in service charges on deposit accounts for 1998 and 1997 is the result of purchase acquisitions during 1997.

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

         Non-interest expense for 1998 was $56.2 million, an increase of $7.0 million, or 14.2%, from 1997. Non-interest expense for 1997 was $49.2 million, an increase of $4.7 million, or 10.6%, from 1996. The increase in non-interest expense in 1998, compared to 1997 primarily reflects the Company's purchase acquisitions on August 1, 1997, ABA merger-related expenses and Year 2000 expenses. These increases were offset by expense reduction associated with the sale of the Company's $1.2 billion residential mortgage-servicing portfolio. The increase in non-interest expense in 1997, compared to 1996 primarily reflects the Company's purchase acquisitions, offset by a reduction in FDIC insurance expense. The reduction in FDIC insurance expense is the result of a one-time charge to recapitalize the Savings Association Insurance Fund during 1996.

         The table below show non-interest expense for the years ended December 31, 1998, 1997 and 1996, respectively, as well as changes to 1998 from 1997 and 1997 from 1996, respectively.


Non-Interest Expense
                                                                            1998                1997
                                         Years Ended December 31        Change from         Change from
(In thousands)                          1998       1997      1996           1997                1996
----------------------------------------------------------------------------------------------------------

Salaries and employee benefits      $ 28,614  $  25,036  $ 22,935    $ 3,578    14.29%   $  2,101     9.16%
Occupancy expense, net                 3,396      3,105     2,544        291     9.37         561    22.05
Furniture and equipment expense        4,025      3,449     2,646        576    16.70         803    30.35
Loss on foreclosed assets                605      1,121     1,175       (516)  -46.03         (54)   -4.60

Other operating expenses
   Professional services               1,668      1,663     1,632          5     0.30          31     1.90
   Postage                             1,720      1,321     1,330        399    30.20          (9)   -0.68
   Telephone                           1,191      1,017       905        174    17.11         112    12.38
   Credit card expenses                1,495      1,413     1,426         82     5.80         (13)   -0.91
   Operating supplies                  1,289      1,187     1,004        102     8.59         183    18.23
   FDIC insurance                        200        270     1,268        (70)  -25.93        (998)  -78.71
   Merger-related                        466         --        --        466       --          --       --
   Year 2000                             500         --        --        500       --          --       --
   Amortization of MSR's               1,223      2,578     2,120     (1,355)  -52.56         458    21.60
   Amortization of intangibles         2,385      1,264       447      1,121    88.69         817   182.77

   Other expenses                      7,458      5,810     5,072      1,648    28.36         738    14.55
                                    --------  ---------   -------    -------             --------
       Total non-interest expense   $ 56,235  $  49,234  $ 44,504    $ 7,001    14.22%   $  4,730    10.63%
                                     =======   ========   =======     ======              =======

Income Taxes

         The provision for income taxes for 1998 was $5.6 million, compared to $5.2 million in 1997 and $4.5 million in 1996. The effective income tax rates for the years ended 1998, 1997 and 1996 were 28.0%, 29.0% and 28.9%, respectively.

Loan Portfolio

        The Company's loan portfolio averaged $873.8 million during 1998 and $685.4 million during 1997. As of December 31, 1998, total loans were $913.6 million, compared to $844.5 million on December 31, 1997. The most significant components of the loan portfolio were commercial real estate loans, loans to individuals, in the form of credit card loans, student loans and single family residential real estate loans. The loan figures for 1997 include a $213.9 million increase in loans as a result of the Company's purchase acquisitions.

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

     Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $365.5 million at December 31, 1998, or 40.0% of total loans, compared to $360.5 million, or 42.7% of total loans at December 31, 1997. The consumer loan increase from 1997 to 1998 is the result of the Company's increased indirect lending (loans originated by third parties which are underwritten and purchased by the Company) through an expanded marketing effort of this product offset by the decline in credit card loans resulting from strong market competition in the credit card industry. Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $407.5 million at December 31, 1998, or 44.6% of total loans, compared to $344.0 million, or 40.7% of total loans at December 31, 1997. The real estate loan increase from 1997 to 1998 is the result of lower interest rates and favorable economic conditions. Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $134.3 million at December 31, 1998, or 14.7% of total loans, compared to $133.2 million, or 15.8% of total loans at December 31, 1997.

         The amounts of loans outstanding at the indicated dates are reflected in the following table, according to type of loan.


Loan Portfolio

                                                               Years Ended December 31
(In thousands)                                 1998        1997        1996         1995        1994
----------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                            $  165,622  $  179,828  $   166,346  $  154,808  $  164,501
   Student loans                               66,134      63,291       64,193      63,492      62,836
   Other consumer                             133,778     117,380       69,514      61,646      42,446
Real Estate
   Construction                                53,255      44,052       20,769      16,240       7,778
   Single family residential                  160,963     149,666       82,343      77,688      66,311
   Other commercial                           193,312     150,285       70,581      67,972      53,562
Commercial
   Commercial                                  92,729      94,329       45,017      40,818      36,610
   Agricultural                                35,917      32,758       22,959      22,744      18,108
   Financial institutions                       5,656       6,073        8,469       9,058       6,681
Other                                           6,251       6,793        6,058       2,566       5,138
                                           ----------  ----------   ----------  ----------   ---------

      Total loans                          $  913,617  $  844,455  $   556,249  $  517,032  $  463,971
                                            =========   =========   ==========   =========   =========


         The following table reflects the remaining maturities and interest rate sensitivity of loans at December 31, 1998.


Maturity and Interest Rate Sensitivity of Loans

                                     Over 1
                                      year
                                                1 year       through          Over
(In thousands)                                  or less      5 years         5 years       Total
---------------------------------------------------------------------------------------------------

Consumer                                    $   273,695    $   89,568     $   2,271    $  365,534
Real estate                                     225,785       145,184        36,561       407,530
Commercial                                      105,763        26,514         2,025       134,302
Other                                             5,049         1,079           123         6,251
                                             ----------    ----------     ---------    ----------

      Total                                 $   610,292    $  262,345     $  40,980    $  913,617
                                             ==========     =========      ========     =========


Predetermined rate                          $   445,313    $  247,439     $  40,980    $  733,732
Floating rate                                   164,979        14,906            --       179,885
                                            -----------    ----------     ---------    ----------

      Total                                 $   610,292    $  262,345     $  40,980    $  913,617
                                             ==========     =========      ========     =========


Asset Quality

         A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans. This includes nonaccrual loans and certain loans identified by management.

         Non-performing loans are comprised of (a) nonaccrual loans, (b) loans that are contractually past due 90 days and (c) other loans for which terms have been restructured to provide a reduction or deferral of interest or principal, because of deterioration in the financial position of the borrower. The subsidiary banks recognize income principally on the accrual basis of accounting. When loans are classified as nonaccrual, the accrued interest is charged off and no further interest is accrued. Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectability of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection. If a loan is determined by management to be uncollectable, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. Credit card loans are classified as impaired when payment of interest or principal is 90 days past due. Litigation accounts are placed on nonaccrual until such time as deemed uncollectible. Credit card loans are generally charged off when payment of interest or principal exceeds 180 days past due, but are turned over to the credit card recovery department, to be pursued until such time as they are determined, on a case-by-case basis, to be uncollectable.

         At December 31, 1998, impaired loans were $11.2 million compared to $9.2 million and $8.0 million in 1997 and 1996, respectively. At December 31, 1998, non-performing loans were $8.6 million compared to $8.3 million and $5.3 million in 1997 and 1996, respectively. These increases can be attributed to an increase in credit card loans in bankruptcy and commercial loans that are 90 days or more past due.

         The following table present information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.


Non-performing Assets
                                                                Years Ended December 31
(In thousands)                                 1998          1997        1996       1995        1994
----------------------------------------------------------------------------------------------------------

Nonaccrual loans                            $   5,717    $  6,038    $   2,952   $   1,762    $  2,187
Loans past due 90 days or more
  (principal or interest payments)              2,844       2,227        2,314       1,710         971
Restructured                                       --          --           --          --         115
                                            ---------     -------     --------    --------     -------
    Total non-performing loans                  8,561       8,265        5,266       3,472       3,273
                                            ---------    --------     --------    --------     -------

Other non-performing assets
  Foreclosed assets held for sale               1,237       1,271        1,110       1,241       1,820
  Other non-performing assets                      29          --            6           7         780
                                            ---------    --------     --------    --------     -------
      Total other non-performing assets         1,266       1,271        1,116       1,248       2,600
                                            ---------    --------     --------    --------     -------

          Total non-performing assets       $   9,827    $  9,536    $   6,382   $   4,720    $  5,873
                                             ========     =======     ========    ========     =======

Allowance for loan losses to
  non-performing loans                        176.36%     162.25%      169.12%     257.63%     252.46%
Non-performing loans to total loans             0.94%       0.98%        0.95%       0.67%       0.71%
Non-performing assets to total assets           0.67%       0.68%        0.66%       0.51%       0.74%



         Approximately $531,000, $341,000 and $184,000 of interest income would have been recorded for the periods ended December 31, 1998, 1997 and 1996, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the years ended December 31, 1998, 1997 and 1996.

Allowance for Loan Losses

         An analysis of the allowance for loan losses for the last five years is shown in the table below:




(In thousands)                                 1998          1997        1996       1995        1994
----------------------------------------------------------------------------------------------------------

Balance, beginning of year                  $  13,410     $ 8,906     $  8,945     $ 8,263     $ 7,830
                                             --------      ------      -------      ------      ------

Loans charged off
   Credit card                                  3,734       3,283        2,392       1,851       1,690
   Other consumer                                 949         630          426         517         183
   Real estate                                  1,016         309           73          37         234
   Commercial                                   1,096         460          128         219          65
                                             --------      ------      -------      ------      ------
       Total loans charged off                  6,795       4,682        3,019       2,624       2,172
                                             --------     -------      -------      ------      ------

Recoveries of loans previously charged off
   Credit card                                    398         365          309         143         306
   Other consumer                                 217         138          202         285          74
   Real estate                                     40          41           32          10          37
   Commercial                                      79         102           39          73          66
                                             --------     -------      -------      ------      ------
       Total recoveries                           734         646          582         511         483
                                             --------     -------      -------      ------      ------
   Net loans charged off                        6,061       4,036        2,437       2,113       1,689
Allowance for loan losses of
   acquired institutions                           --       4,028           --         361          --
Provision for loan losses                       7,749       4,512        2,398       2,434       2,122
                                             --------     -------      -------      ------      ------
Balance, end of year                        $  15,098     $13,410     $  8,906     $ 8,945     $ 8,263
                                             ========      ======      =======      ======      ======

Net charge-offs to average loans                0.69%       0.59%        0.46%       0.44%       0.39%
Allowance for loan losses to total loans        1.65%       1.59%        1.60%       1.73%       1.78%
Allowance for loan losses to net charge-offs   249.1%      332.3%       365.5%      423.3%      489.2%


         The amount of provisions to the allowance during the year 1998 were based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

         As shown in the table above, the provision for loan losses increased $3.2 million from 1997 to 1998 as a result of a $2.0 million increase in net charge-offs for the same period. Other factors included an increase in impaired loans of $2.0 million from 1997 to 1998. This increase in impaired loans was largely real estate and commercial loans with specific loss allocations. Net charge-offs from 1997 to 1998 increased $658,000, $708,000 and $659,000 for consumer, real estate and commercial loans, respectively. The provision for loan losses increased $2.1 million from 1996 to 1997 as a result of a $1.6 million increase in net charge-offs for the same period. Other factors included an increase in impaired loans of $3.1 million from 1996 to 1997. This increase in impaired loans was largely real estate and commercial loans with specific loss allocations coupled with purchase acquisitions. Net charge-offs from 1996 to 1997 increased $1,103,000, $227,000 and $269,000 for consumer, real estate and commercial loans, respectively.

        The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in the table below:



Allocation of Allowance for Loan Losses

                                                              December 31
                        ----------------------------------------------------------------------------------------
                               1998             1997               1996            1995              1994
                        ---------------- ----------------  ---------------- ----------------  ----------------
                        Allowance  % of  Allowance  % of   Allowance  % of   Allowance % of   Allowance  % of
(In thousands)           Amount   loans*  Amount   loans*   Amount   loans*   Amount  loans*   Amount   loans*
----------------------------------------------------------------------------------------------------------------

Credit cards             $3,552    18.1%  $ 3,339    21.3%  $2,626    29.9%  $ 2,658    29.9%  $2,625    35.5%
Consumer                  1,629    21.9%    1,382    21.4%     267    24.0%      309    24.2%     441    22.7%
Real Estate               5,608    44.6%    4,598    38.3%   2,965    31.3%    3,063    31.4%   2,168    27.5%
Commercial                2,333    14.7%    2,208    18.2%     700    13.7%      907    14.0%     633    13.2%
Other                        --     0.7%        1     0.8%      --     1.1%       --     0.5%      --     1.1%
Unallocated               1,976             1,882            2,348             2,008            2,396
                          -----            ------            -----            ------            -----

     Total               $15,098  100.0%  $13,410   100.0%  $8,906   100.0%  $ 8,945   100.0%  $8,263   100.0%
                          ======           ======            =====            ======            =====

*Percentage of loans in each category to total loans

         The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. The unallocated reserve is a result of potential risk factors that cannot be quantified at December 31, 1998, including the impact of increased indirect lending, unfavorable weather and market conditions in the agriculture industry and rising consumer bankruptcies inherent in the present portfolio.

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

         Available-for-sale securities, which include any security for which management has no immediate plans to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income, using the constant yield method over the period to maturity.

         Held-to-maturity and available-for-sale investment securities were $150.7 million and $188.7 million, respectively, at December 31, 1998, compared to the held-to-maturity amount of $162.1 million and available-for-sale amount of $179.2 at December 31, 1997. The Company's philosophy regarding investments is conservative, based on investment type and maturity. Investments in the held-to-maturity portfolio include U.S. Treasury securities, U.S. government agencies, mortgage-backed securities and municipal securities. As of December 31, 1998, $49.9 million, or 33.1%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 82.5% of which will mature in less than five years. In the available-for-sale securities, $177.9 million, or 94.3% were in U.S. Treasury and U.S. government agency securities, 76.3% of which will mature in less than five years. In order to reduce the Company's income tax burden, an additional $98.5 million, or 65.3%, of the held-to-maturity securities portfolio, was invested in tax-exempt obligations of state and political subdivisions. There are no securities of any one issuer exceeding ten percent of the Company's stockholders' equity at December 31, 1998. The Company has approximately $2.3 million, or 1.5%, in mortgaged-backed securities in the held-to-maturity portfolio. The Company's general policy is not to invest in derivative type investments, except for collateralized mortgage-backed securities for which collection of principal and interest is not subordinated to significant superior rights held by others.

         As of December 31, 1998, the held-to-maturity investment portfolio had gross unrealized gains of $3.1 million and gross unrealized losses of $133,000. Net realized gains from called or sold available-for-sale securities for 1998 were $50,000, compared to net realized gains of $14,000 in 1997 and $278,000 in 1996.

         Trading securities, which include any security held primarily for near-term sale, are carried at fair value. Gains and losses on trading securities are included in other income.

         Interest and dividends on investments in debt and equity securities are included in income when earned.

         The Company's trading account is established and maintained for the benefit of investment banking. The trading account is typically used to provide inventory for resale and is not used to take advantage of short-term price movements.

The table below presents the carrying value and fair value of investment securities for each of the years indicated.



Investment Securities

                                                         Years Ended December 31
                        ---------------------------------------------------------------------------------------
                                             1998                                       1997
                        --------------------------------------------- -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury           $   14,148   $   268   $   --  $   14,416  $   17,610    $   158  $   (37)  $   17,731
U.S. Government
  agencies                  35,770       474      (48)     36,196      55,662        462      (61)      56,063
Mortgage-backed
  securities                 2,258        17      (11)      2,264       3,350         14      (30)       3,334
State and political
  subdivisions              98,469     2,335      (74)    100,730      85,265      1,711     (336)      86,640
Other securities                92         3       --          95         229          2       --          231
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  150,737   $ 3,097   $ (133) $  153,701  $  162,116    $ 2,347  $  (464)  $  163,999
                         =========    ======    =====   =========   =========     ======   ======    =========
Available-for-Sale

U.S. Treasury           $   51,047   $ 1,078   $   --  $   52,125  $   72,715    $   821  $   (24)  $   73,512
U.S. Government
  agencies                 125,527       417     (142)    125,802      93,393        400      (61)      93,732
Mortgage-backed
  Securities                   996        --       (1)        995       2,089         --      (17)       2,072
State and political
  subdivisions                 440         4       --         444         451         --       --          451
Other securities             8,022     1,523     (252)      9,293       8,461      1,222     (277)       9,406
                         ---------    ------    ------  ---------   ---------     ------   ------    ---------
                        $  186,032   $ 3,022   $ (395) $  188,659  $  177,109    $ 2,443  $  (379)  $  179,173
                         =========    ======    =====   =========   =========     ======   ======    =========


         The following table reflects the amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, the weighted average yields (for tax-exempt obligations on a fully taxable basis, assuming a 36.25% tax rate) of such securities and the taxable equivalent adjustment used in calculating yields. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.



Maturity Distribution of Investment Securities

                                                          December 31, 1998
                           ----------------------------------------------------------------------------------
                                      1 year     5 years
                           1 year     through    through    Over    No fixed                Par       Fair
(In thousands)             or less    5 years   10 years  10 years  maturity     Total     Value      Value
-------------------------------------------------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury            $   7,049  $  7,099  $      --  $     --  $      --  $  14,148 $  14,100  $  14,416
U.S. Government
   agencies                  5,980    21,058      8,732        --         --     35,770    35,867     36,196
Mortgage-backed
   securities                   87     1,556         59       556         --      2,258     2,249      2,264
State and political
   subdivisions              8,500    42,621     38,908     8,440         --     98,469    98,656    100,730
Other securities                --        --         --        --         92         92        90         95
                          --------   -------   --------   -------   --------   --------  --------   --------
     Total               $  21,616  $ 72,334  $  47,699  $  8,996  $      92  $ 150,737 $ 150,962  $ 153,701
                          ========   =======   ========   =======   ========   ========  ========   ========

Percentage of total          14.3%     48.0%      31.6%      6.0%       0.1%     100.0%
                           =======    ======    =======    ======    =======    =======

Weighted average yield        6.6%      6.9%       7.3%      9.8%       6.0%       7.2%
                           =======    ======    =======    ======    =======    =======

Available-for-Sale

U.S. Treasury            $  20,588  $ 28,998  $   1,461  $     --  $      --  $  51,047 $  51,150  $  52,125
U.S. Government
   agencies                 24,943    60,073     40,511        --         --    125,527   125,695    125,802
Mortgage-backed
   Securities                   25        --        441       530         --        996       997        995
State and political
   subdivisions                 --       440         --        --         --        440       425        444
Other securities                --        --         --        --      8,022      8,022     8,022      9,293
                          --------   -------   --------   -------   --------   --------  --------   --------
     Total               $  45,556  $ 89,511  $  42,413  $    530  $   8,022  $ 186,032 $ 186,289  $ 188,659
                          ========   =======   ========   =======   ========   ========  ========   ========

Percentage of total          24.5%     48.1%      22.8%      0.3%       4.3%     100.0%
                           =======    ======    =======    ======    =======    =======

Weighted average yield        5.9%      5.9%       6.4%      4.9%       4.7%       6.0%
                           =======    ======    =======    ======    =======    =======


Deposits

         Total average deposits for 1998 were $1.177 billion, compared to $950 million in 1997. The year-end balances of time deposits over $100,000 were $183 million in 1998, compared to $194 million in 1997. The increase in average deposits is the result of purchase acquisitions during the third quarter of 1997.

         The following table reflects the classification of the average deposits and the average rate paid on each deposit category which are in excess of 10 percent of average total deposits for the three years ended December 31, 1998.



Average Deposits Balances and Rates

                                                                   December 31
                                     -----------------------------------------------------------------------
                                              1998                    1997                    1996
                                     ---------------------- ----------------------- ------------------------
                                       Average    Average      Average    Average      Average      Average
(In thousands)                         Amount    Rate Paid     Amount    Rate Paid     Amount      Rate Paid
------------------------------------------------------------------------------------------------------------
Non-interest bearing demand
   deposits                         $  154,039         --   $   126,554       --     $  108,895       --
Interest bearing transaction and
   savings deposits                    369,177     2.92%        315,738     2.89%       275,846     2.79%
Time deposits
   $100,000 or more                    187,344     5.51%        143,306     5.36%       101,883     5.50%
   Other time deposits                 466,436     5.51%        364,413     5.49%       285,483     5.41%
                                    ----------              -----------               ---------

      Total                         $1,176,996              $   950,011              $  772,107
                                     =========               ==========               =========



Maturities of Large Denomination Time Deposits

                                                          Time Certificates of Deposit
                                                                ($100,000 or more)
                                                                   December 31
                                            --------------------------------------------------------
                                                        1998                        1997
                                            ---------------------------  ---------------------------
(In thousands)                                  Balance      Percent         Balance      Percent
----------------------------------------------------------------------------------------------------
Maturing
   Three months or less                     $    69,179        37.91%   $    65,024        33.54%
   Over 3 months to 6 months                     63,212        34.64%        58,851        30.36%
   Over 6 months to 12 months                    34,792        19.06%        34,371        17.73%
   Over 12 months                                15,322         8.39%        35,606        18.37%
                                             ----------                  ----------
         Total                              $   182,505       100.00%   $   193,852       100.00%
                                             ==========                  ==========


Short-Term Borrowings

      Federal funds purchased and securities sold under agreements to repurchase were $71.4 million at December 31, 1998, as compared to $42.5 million at December 31, 1997. Other short-term borrowings, consisting of U.S. Treasury Notes were $1.1 million at December 31, 1998, as compared to $4.6 million at December 31, 1997.

         The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets and federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future. The Company's general policy is to avoid the use of brokered deposits.

Long-Term Debt

      The Company's long-term debt was $49.3 million and $53.6 million at December 31, 1998 and 1997, respectively. The outstanding balance for December 31, 1998 includes $18.0 million in long-term debt and $17.3 million of trust preferred securities. This debt was incurred to fund a portion of the purchase price of the acquisitions completed in 1997. The Company also has assumed $13.1 million of FHLB long-term advances during acquisitions.

Capital

         At December 31, 1998, the total capital reached $132.2 million, another milestone in the Company's history. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At year-end 1998, the Company's equity to asset ratio was 9.03% compared to 8.57% at year-end 1997.
         The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 1998, the Tier 1 capital ratio was 12.6%, while the Company's total risk-based capital ratio was 13.9%, both of which exceed the capital minimums established in the risk-based capital requirements.

         The Company's risk-based capital ratios at December 31, 1998 and 1997 are presented below.



Risk-Based Capital

                                                                                    December 31
(In thousands)                                                                 1998            1997
--------------------------------------------------------------------------------------------------------
Tier 1 capital
   Stockholders' equity                                                   $   132,180       $  121,012
   Trust preferred securities                                                  17,250           17,250
   Intangible assets                                                          (28,513)         (30,834)
   Unrealized gain on
     available-for-sale securities                                             (1,528)          (1,216)
   Other                                                                         (986)          (1,023)
                                                                          -----------       -----------

              Total Tier 1 capital                                            118,403          105,189
                                                                          -----------       ----------

Tier 2 capital
   Qualifying allowance for loan losses                                        11,778           11,204
                                                                          -----------       ----------

              Total Tier 2 capital                                             11,778           11,204
                                                                          -----------       ----------

              Total risk-based capital                                    $   130,181       $  116,393
                                                                           ==========        =========

Risk weighted assets                                                      $   938,916       $  880,822
                                                                           ==========        =========

Ratios at end of year
     Leverage ratio                                                             8.27%            7.71%
     Tier 1 capital                                                            12.61%           11.94%
     Total risk-based capital                                                  13.87%           13.21%
   Minimum guidelines
     Leverage ratio                                                             4.00%            4.00%
     Tier 1 capital                                                             4.00%            4.00%
     Total risk-based capital                                                   8.00%            8.00%


Liquidity and Market Risk Management

Parent Company

         The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for debt service requirements. At December 31, 1998, undivided profits of the Company's subsidiaries were approximately $78 million, of which approximately $7 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.


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

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitors these same indicators and makes adjustments as needed. At year end, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At December 31, 1998, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 22.1% of total assets, as compared to 22.7% at December 31, 1997.

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



Interest Rate Sensitivity
                                                        Interest Rate Sensitivity Period
                             --------------------------------------------------------------------------------------
                                 0-30      31-90     91-180     181-365    1 to 2      2-5       Over 5
(In thousands, except ratios)    Days      Days       Days       Days       Years     Years       Years     Total
-------------------------------------------------------------------------------------------------------------------

Earning assets
   Short-term investments    $  75,709  $      --  $      --  $      --  $      --  $      --  $      --  $  75,709
   Assets held in trading
    accounts                        78         --         --         --         --         --         --         78
   Investment securities        19,320     45,690     31,254     41,300     53,077     71,454     77,301    339,396
   Mortgage loans held for sale 12,641         --         --         --         --         --         --     12,641
   Loans                       113,661    242,787     84,703    169,141    128,436    133,909     40,980    913,617
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Total earning assets      221,409    288,477    115,957    210,441    181,513    205,363    118,281  1,341,441
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Interest bearing liabilities
   Interest bearing transaction
     and savings accounts      261,691         --         --         --     25,435     76,305     25,437    388,868
   Time deposits                99,339    131,455    190,449    144,614     54,069     25,682      1,181    646,789
   Short-term borrowings        72,499         --         --         --         --         --         --     72,499
   Long-term debt                  288        575        863      1,725      3,448      9,856     32,585     49,340
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Total interest bearing
     liabilities               433,817    132,030    191,312    146,339     82,952    111,843     59,203  1,157,496
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Interest rate                $(212,408)  $ 156,447  $ (75,355) $ 64,102  $  98,561  $  93,520  $  59,078  $ 183,945
  Sensitivity GAP             ========    ========   ========   =======   ========   ========   ========  =========
Cumulative interest rate
   sensitivity GAP           $(212,408) $ (55,961) $(131,316) $ (67,214) $  31,347  $ 124,867  $ 183,945
Cumulative rate sensitive assets
   to rate sensitive liabilities  51.0%      90.1%      82.7%      92.6%    103.2%     111.4%     115.9%
Cumulative GAP as a % of
   earning assets                -15.8%      -4.2%      -9.8%      -5.0%      2.3%       9.3%      13.7%


Impact of the Year 2000 Issue

General

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Many computer systems, software, and embedded computer chips may be unable to distinguish between 1900 and 2000. If not corrected, this problem could create system errors and failure resulting in the disruption of normal business operations.

         In 1996, as part of its strategic plan to provide quality customer service, introduce new products, and improve operating efficiencies, the Company began converting all of its software and hardware systems to state-of-the-art technology. As a byproduct of this effort, the Year 2000 issue was addressed.

State of Readiness

         The Company has identified the following three key phases for addressing the Year 2000 issues: analysis, testing, and remediation. The Company has completed the Year 2000 analysis by identification of mission critical systems, vendors, large borrowers and large depositors requiring assessment and testing. The Company is utilizing both internal and external resources to test its software systems for Year 2000 compliance. At December 31, 1998, the Company's internal missions critical testing was approximately 60% complete. Management believes the completion of internal mission critical testing will be completed by March 31, 1999. The testing with vendors, payment system providers and third party suppliers will be completed by June 30, 1999. The replacement of non-compliant systems was completed at December 31, 1998. The Company expects to substantially complete all phases by June 30, 1999, in accordance with guidelines established by the Federal Financial Institutions Examination Council (FFIEC).

Costs

         During the year ended December 31, 1998, the Company expensed $500,000 for software testing and hardware replacement related to the Year 2000 issues. The Company is utilizing internal personnel to complete all work associated with the Year 2000 project. Therefore, management believes completion of the Year 2000 modifications and subsequent testing will not have a material effect on the Company's future consolidated results of operations or financial position.

Risks

         Although the Company's Year 2000 readiness is directed at reducing it exposure, there can be no assurance that these efforts will fully mitigate the effect of Year 2000 issues. In the event the Company fails to identify or correct a material Year 2000 problem, there could be disruptions in normal business operations, which could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Additionally, the Company is subject to credit risk to the extent borrowers fail to adequately address Year 2000 issues and to liquidity risk to the extent of deposit withdrawals and to the extent its lenders are unable to provide the Company with funds due to Year 2000 issues. Although it is not possible to quantify the potential impact of these risks at this time, in future years, there may be increases in problem loans, credit losses, and liquidity problems, as well as the risk of litigation and potential losses from litigation related to the foregoing.

Contingency Plans

         The Company has existing disaster recovery plans that address its response to disruptions to business due to natural disasters, civil unrest, utility outages or other occurrences. The Company is in the process of modifying the disaster recovery plans to specifically address Year 2000 issues. The Company intends to complete these contingency plans by April 30, 1999. During the remainder of 1999, the contingency plans will be tested and validated.

Quarterly Results

        Selected unaudited quarterly financial information for the last eight quarters is shown in the table below.

                                                               Quarter
(In thousands, except per share data)          First        Second       Third     Fourth       Total
----------------------------------------------------------------------------------------------------------

1998
Net interest income                         $  12,480    $ 12,702    $  13,532   $  13,520    $ 52,234
Provision for loan losses                       1,193       3,783        1,337       1,436       7,749
Non-interest income                             7,226      11,053        6,811       6,574      31,664
Non-interest expense                           14,179      14,781       13,510      13,765      56,235
Gains on sale of securities, net                   34          15           --           1          50
Net income                                      3,079       3,675        3,956       3,621      14,331
Diluted earnings per common share (1)            0.49        0.58         0.63        0.57        2.27

1997
Net interest income                         $   9,669    $  9,998    $  11,624   $  12,369    $ 43,660
Provision for loan losses                         791         944        1,174       1,603       4,512
Non-interest income                             6,310       6,484        7,374       7,931      28,099
Non-interest expense                           11,258      11,222       12,651      14,103      49,234
Gains on sale of securities, net                   --           1            2          11          14
Net income                                      2,852       3,111        3,686       3,145      12,794
Diluted earnings per common share (1)            0.46        0.49         0.59        0.50        2.04

----------------------------------------------------------------------------------------------------------


(1) Quarterly information for 1998 and 1997 has been restated for the fourth quarter 1998 merger accounted for as pooling-of-interests.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

 Independent Accountants' Report.............................................31
 Consolidated Balance Sheets, December 31, 1998 and 1997.....................32
 Consolidated Statements of Income, Years Ended
   December 31, 1998, 1997 and 1996..........................................33
 Consolidated Statements of Cash Flows, Years Ended
   December 31, 1998, 1997 and 1996..........................................34
 Consolidated Statements of Changes in Stockholders' Equity, Years Ended
   December 31, 1998, 1997 and 1996..........................................35
 Notes to Consolidated Financial Statements,
   December 31, 1998, 1997 and 1996..........................................36

Note: Supplementary Data may be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results" on page 29 hereof.

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

         We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                            /s/ Baird, Kurtz & Dobson

                                            BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
February 2, 1999


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 and 1997

(In thousands)                                                                 1998             1997
----------------------------------------------------------------------------------------------------------

ASSETS

Cash and non-interest bearing balances due from banks                    $     47,170       $     60,677
Interest bearing balances due from banks                                       27,594              4,106
Federal funds sold and securities purchased
   under agreements to resell                                                  48,115             66,965
                                                                          -----------        -----------
     Cash and cash equivalents                                                122,879            131,748
Investment securities                                                         339,396            341,289
Mortgage loans held for sale                                                   12,641              8,758
Assets held in trading accounts                                                    78                449
Loans                                                                         913,617            844,455
   Allowance for loan losses                                                  (15,098)           (13,410)
                                                                           ----------       ------------
     Net loans                                                                898,519            831,045
Premises and equipment                                                         34,291             30,837
Foreclosed assets held for sale, net                                            1,237              1,271
Interest receivable                                                            13,212             12,945
Mortgage servicing rights, net                                                     --              6,703
Intangible assets, net                                                         28,513             30,834
Other assets                                                                   13,596             15,998
                                                                          -----------       ------------
         TOTAL ASSETS                                                    $  1,464,362       $  1,411,877
                                                                          ===========        ===========

LIABILITIES

Non-interest bearing transaction accounts                                $    152,256       $    160,285
Interest bearing transaction accounts and savings deposits                    388,868            357,899
Time deposits                                                                 646,789            657,267
                                                                          -----------       ------------
     Total deposits                                                         1,187,913          1,175,451
Federal funds purchased and securities sold
   under agreements to repurchase                                              71,432             42,533
Short-term debt                                                                 1,067              4,589
Long-term debt                                                                 49,340             53,558
Accrued interest and other liabilities                                         22,430             14,734
                                                                          -----------       ------------
     Total liabilities                                                      1,332,182          1,290,865
                                                                          -----------       ------------

STOCKHOLDERS' EQUITY

Capital stock
   Class A, common,  par value $1 a share,  authorized 30,000 shares (authorized
   10,000 shares in 1997), 6,209 issued and outstanding
   at 1998 and 6,191 at 1997                                                    6,209              6,191
Surplus                                                                        46,276             46,015
Undivided profits                                                              78,167             67,590
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities,
     net of income taxes of $869 at 1998 and $691 at 1997                       1,528              1,216
                                                                         ------------       ------------
     Total stockholders' equity                                               132,180            121,012
                                                                         ------------       ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  1,464,362       $  1,411,877
                                                                          ===========        ===========

See Notes to Consolidated Financial Statements.


                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996


(In thousands, except per share data)                                 1998             1997             1996
-------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans                                                          $   80,982        $   63,170      $    48,705
   Federal funds sold and securities purchased
     under agreements to resell                                        3,603             2,648            1,778
   Investment securities                                              20,269            18,143           15,151
   Mortgage loans held for sale, net of unrealized gains (losses)        581               407            1,333
   Assets held in trading accounts                                        97               209              140
   Interest bearing balances due from banks                              434               233              294
                                                                  ----------         ---------       ----------
TOTAL INTEREST INCOME                                                105,966            84,810           67,401
                                                                  ----------        ----------       ----------

INTEREST EXPENSE
   Deposits                                                           46,783            36,836           28,765
   Federal funds purchased and securities sold
     under agreements to repurchase                                    2,756             2,145            1,509
   Short-term debt                                                        96               114              129
   Long-term debt                                                      4,097             2,055              258
                                                                  ----------        ----------      -----------
     TOTAL INTEREST EXPENSE                                           53,732            41,150           30,661
                                                                  ----------        ----------       ----------

NET INTEREST INCOME                                                   52,234            43,660           36,740
   Provision for loan losses                                           7,749             4,512            2,398
                                                                   ---------        ----------       ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                      44,485           39,148            34,342
                                                                   ---------        ---------       -----------
NON-INTEREST INCOME
   Trust income                                                        3,357             2,536            2,166
   Service charges on deposit accounts                                 5,927             4,457            3,492
   Other service charges and fees                                      1,382             1,347            1,115
   Income on sale of mortgage loans, net of commissions                  490               415              287
   Income on investment banking, net of commissions                    1,044             1,061              758
   Credit card fees                                                    9,484             9,433            9,601
   Mortgage servicing and mortgage-related fees                        5,208             7,766            7,095
   Other income                                                        1,449             1,070              946
   Gain on sale of mortgage servicing                                  3,273                --               --
   Gains on sale of securities, net                                       50                14              278
                                                                   ---------        ----------       ----------
     TOTAL NON-INTEREST INCOME                                        31,664            28,099           25,738
                                                                   ---------        ----------       ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                     28,614            25,036           22,935
   Occupancy expense, net                                              3,396             3,105            2,544
   Furniture and equipment expense                                     4,025             3,449            2,646
   Loss on foreclosed assets                                             605             1,121            1,175
   Other operating expenses                                           19,595            16,523           15,204
                                                                   ---------        ----------       ----------
     TOTAL NON-INTEREST EXPENSE                                       56,235            49,234           44,504
                                                                   ---------        ----------       ----------
INCOME BEFORE INCOME TAXES                                            19,914            18,013           15,576
   Provision for income taxes                                          5,583             5,219            4,496
                                                                  ----------         ---------       ----------
NET INCOME                                                        $   14,331        $   12,794      $    11,080
                                                                   =========         =========       ==========
BASIC EARNINGS PER SHARE                                          $     2.31        $     2.07      $      1.79
                                                                   =========         =========       ==========
DILUTED EARNINGS PER SHARE                                        $     2.27        $     2.04      $      1.77
                                                                   =========         =========       ==========

See Notes to Consolidated Financial Statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996


(In thousands)                                                        1998             1997             1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $   14,331        $   12,794      $   11,080
   Items not requiring (providing) cash
     Depreciation and amortization                                     6,440             6,028           4,269
     Provision for loan losses                                         7,749             4,512           2,398
     Net (accretion) amortization of investment securities              (379)              271            (155)
     Deferred income taxes                                            (1,694)             (397)            136
     Provision for foreclosed assets                                     320               214             121
     Gain on sale of  mortgage servicing                              (3,273)               --              --
     Gains on sale of securities, net                                    (50)              (14)           (278)
     (Gains) losses on sale of premises and equipment                     --                 5            (141)
   Changes in
     Interest receivable                                                (267)              556          (1,803)
     Mortgage loans held for sale                                     (3,883)            1,343          16,058
     Assets held in trading accounts                                     371             1,142          (1,043)
     Other assets                                                        675             6,325            (801)
     Accrued interest and other liabilities                            7,262               591          (2,454)
     Income taxes payable                                                931               (52)             95
                                                                   ---------        ----------       ---------
         Net cash provided by operating activities                    28,533            33,318          27,482
                                                                   ---------        ----------       ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                         (75,983)          (79,390)        (41,843)
   Sale of mortgage servicing                                         11,677                --              --
   Purchase of institutions, net funds paid                               --           (16,040)             --
   Purchases of premises and equipment, net                           (6,350)           (2,098)         (6,083)
   Proceeds from sale of foreclosed assets                               474               724             159
   Proceeds from sale of available-for-sale  securities                1,500             1,339             265
   Proceeds from maturities of available-for-sale  securities        191,068           235,367         115,910
   Purchases of available-for-sale  securities                      (201,564)         (260,390)       (136,340)
   Proceeds from maturities of held-to-maturity  securities           61,700            44,502          51,830
   Purchases of held-to-maturity  securities                         (50,070)          (25,030)        (45,601)
   Purchase of mortgage servicing rights                                  --              (376)         (6,159)
                                                                  ----------        ----------       ---------
         Net cash used in investing activities                       (67,548)         (101,392)        (67,862)
                                                                  ----------        ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                           12,462            76,729          32,849
   Net advances (repayments) of short-term debt                       (3,522)            3,105          (3,611)
   Dividends paid                                                     (3,754)           (3,204)         (2,724)
   Proceeds from issuance of long-term debt                              305            40,550              --
   Repayment of long-term debt                                        (4,523)             (638)             --
   Net increase in federal funds purchased and
    securities sold under agreements to repurchase                    28,899             9,852           8,135
   Issuance (repurchase) of common stock, net                            279               218            (676)
                                                                   ---------        ----------       ----------
         Net cash provided by financing activities                    30,146           126,612          33,973
                                                                   ---------        ----------       ---------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   (8,869)           58,538          (6,407)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                 131,748            73,210          79,617
                                                                  ----------         ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $  122,879        $  131,748      $   73,210
                                                                   =========         =========       =========

See Notes to Consolidated Financial Statements.




                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                                                                       Accumulated
                                                                         Other
                                              Common                  Comprehensive   Undivided
(In thousands)                                 Stock      Surplus        Income        Profits       Total
------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995,
   as previously reported                   $  19,083   $  22,651      $     2,025    $  53,038   $   96,797
   Adjustment for pooling-of-interest             465         956            (135)        6,115        7,401
                                            ---------   ---------      ----------     ---------   ----------
Balance, December 31, 1995, as restated        19,548      23,607            1,890       59,153      104,198
   Comprehensive income
      Net income                                   --          --               --       11,080       11,080
      Change in unrealized appreciation on
         available-for-sale  securities, net of
         income tax credit of $551                 --          --             (996)          --         (996)
                                                                                                   ---------
   Comprehensive income                                                                               10,084
   Exercise of stock options--16,500 shares        55          70               --           --          125
   Repurchase of common stock                    (120)       (681)              --           --         (801)
   Common stock dividend                        9,509          --               --       (9,509)          --
   Cash dividends declared
      Common stock ($0.48 per share)               --          --               --       (2,724)      (2,724)
      Pooled institution prior to pooling          --          --               --           --           --
                                             --------    --------       ----------     --------    ---------
Balance, December 31, 1996                     28,992      22,996              894       58,000      110,882
   Comprehensive income
      Net income                                   --          --               --       12,794       12,794
      Change in unrealized appreciation on
         available-for-sale  securities, net of
         income taxes of $184                      --          --              322           --          322
                                                                                                   ---------
   Comprehensive income                                                                               13,116
   Common stock par value change              (22,822)     22,822               --           --           --
   Exercise of stock options--23,100 shares        23         258               --           --          281
   Securities exchanged under
      employee option plan                         (2)        (61)              --           --          (63)
   Cash dividends declared
      Common stock ($0.56 per share)               --          --               --       (3,204)      (3,204)
      Pooled institution prior to pooling          --          --               --           --           --
                                            ---------   ---------      -----------    ---------   ----------
Balance, December 31, 1997                      6,191      46,015            1,216       67,590      121,012
   Comprehensive income
      Net income                                   --          --               --       14,331       14,331
      Change in unrealized appreciation on
         available-for-sale  securities, net of
         income taxes of $178                      --          --              312           --          312
                                                                                                   ---------
   Comprehensive income                                                                               14,643
   Exercise of stock options--18,700 shares        19         301               --           --          320
   Securities exchanged under
      employee option plan                         (1)        (23)              --           --          (24)
   Other stock transaction of pooled
      institution prior to pooling                 --         (17)              --           --          (17)
   Cash dividends declared
      Common stock ($0.64 per share)               --          --               --       (3,754)      (3,754)
      Pooled institution prior to pooling          --          --               --           --           --
                                            ---------   ---------      -----------    ---------   ----------
Balance, December 31, 1998                  $   6,209   $  46,276      $     1,528    $  78,167   $  132,180
                                             ========    ========       ==========     ========    =========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         Simmons First National Corporation is primarily engaged in providing a full range of banking services to individual and corporate customers through its subsidiaries and branch banks in Arkansas. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Operating Segments

       The Company is organized on a subsidiary bank-by-bank basis upon which management makes decisions regarding how to allocate resources and assess performance. Each of the subsidiary banks provides a group of similar community banking services, including such products and services as loans; time deposit, checking and savings accounts; personal and corporate trust services; credit cards; investment management; and securities and investment services. The individual bank segments have similar operating and economic characteristics and have been reported as one aggregated operating segment.

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

Mortgage Loans Held For Sale

         Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Amounts paid to investors to obtain forward commitments are deferred until such time as the related loans are sold. The fair values of the forward commitments are not recognized in the financial statements. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid, commitment fees paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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

Allowance for Loan Losses

         The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of December 31, 1998 and 1997. This estimate is based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of the Company's ongoing risk management system.

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

Fee Income

         Periodic bank card fees, net of direct origination costs, are recognized as revenue on a straight-line basis over the period the fee entitles the cardholder to use the card. Other loan fees, net of direct origination costs, are recognized as revenue on a yield basis over the term of the loans.

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

The computation of per share earnings is as follows:


(In thousands, except per share data)                                 1998             1997              1996
-------------------------------------------------------------------------------------------------------------------

Net Income                                                         $  14,331         $  12,794         $ 11,080
                                                                    --------          --------          -------

Average common shares outstanding                                      6,203             6,184            6,176
Average common share stock options outstanding                           113                85               70
                                                                   ---------         ---------          -------
Average diluted common shares                                          6,316             6,269            6,246
                                                                   ---------         ---------          -------

Basic earnings per share                                           $    2.31         $    2.07         $   1.79
                                                                    ========          ========          =======
Diluted earnings per share                                         $    2.27         $    2.04         $   1.77
                                                                    ========          ========          =======


NOTE 2:  ACQUISITIONS

        On August 1, 1997, Simmons First National Corporation acquired all the outstanding capital stock of First Bank of Arkansas ("FBAS"), Searcy, Arkansas and First Bank of Arkansas ("FBAR"), Russellville, Arkansas, in a cash transaction of $53 million and changed the respective names of the banks to Simmons First Bank of Searcy and Simmons First Bank of Russellville. The transaction was accounted for as a purchase and as such, the consolidated operations of the Company include the operations of FBAS and FBAR from the acquisition date. The banks acquired had consolidated assets, as adjusted of $362 million, as of August 1, 1997. The total acquisition cost exceeded the fair value of tangible assets and liabilities acquired by $29 million. The intangible assets are being amortized using the straight-line method over 15 years.

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



(In thousands, except per share data)                                          1997             1996
----------------------------------------------------------------------------------------------------------

Total revenue                                                             $   128,197        $ 117,236

Net income                                                                     12,677            9,519

Basic earnings per share                                                         2.05             1.54

Diluted earnings per share                                                       2.02             1.52



       On December 8, 1998, the Company acquired all the common stock of American Bancshares of Arkansas, Inc. ("ABA") in exchange for 464,885 shares of the Company's common stock. This acquisition has been accounted for as a pooling-of-intetests, and, accordingly, the accompanying financial statements for all periods have been restated to include the accounts and operations of ABA. The following table summarizes the impact of the ABA acquisition on the Company's 1998, 1997 and 1996 year end financial statements.


                                                                                                        Simmons
(In thousands)                                                     Simmons(1)           ABA             Pooled
----------------------------------------------------------------------------------------------------------------

December 31, 1998
   Total assets                                                  $ 1,374,884       $    89,478      $ 1,464,362
   Total equity                                                      122,816             9,364          132,180
   Net interest income                                                49,138             3,096           52,234
   Non-interest income                                                31,131               533           31,664
   Net income                                                         13,838               493           14,331

December 31, 1997
   Total assets                                                  $ 1,326,145       $    85,732      $ 1,411,877
   Total equity                                                      112,082             8,930          121,012
   Net interest income                                                40,415             3,245           43,660
   Non-interest income                                                27,545               554           28,099
   Net income                                                         11,989               805           12,794

December 31, 1996
   Total assets                                                  $   881,332       $    81,930      $   963,262
   Total equity                                                      102,825             8,057          110,882
   Net interest income                                                33,805             2,935           36,740
   Non-interest income                                                25,116               622           25,738
   Net income                                                         10,301               779           11,080

(1) The December 31, 1997 and 1996 financial information is as reported in the Company's 1997 Annual Report to the Stockholders.

NOTE 3:  INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:



                                                         Years Ended December 31
                        ---------------------------------------------------------------------------------------
                                             1998                                       1997
                        --------------------------------------------- -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury           $   14,148   $   268   $   --  $   14,416  $   17,610    $   158  $   (37)  $   17,731
U.S. Government
  agencies                  35,770       474      (48)     36,196      55,662        462      (61)      56,063
Mortgage-backed
  securities                 2,258        17      (11)      2,264       3,350         14      (30)       3,334
State and political
  subdivisions              98,469     2,335      (74)    100,730      85,265      1,711     (336)      86,640
Other securities                92         3       --          95         229          2       --          231
                        ----------   -------   ------  ----------   ---------     ------   ------    ---------
                        $  150,737   $ 3,097   $ (133) $  153,701  $  162,116    $ 2,347  $  (464)  $  163,999
                         =========    ======    =====   =========   =========     ======   ======    =========

Available-for-Sale

U.S. Treasury           $   51,047   $ 1,078   $   --  $   52,125  $   72,715    $   821  $   (24)  $   73,512
U.S. Government
  agencies                 125,527       417     (142)    125,802      93,393        400      (61)      93,732
Mortgage-backed
  securities                   996        --       (1)        995       2,089         --      (17)       2,072
State and political
  subdivisions                 440         4       --         444         451         --       --          451
Other securities             8,022     1,523     (252)      9,293       8,461      1,222     (277)       9,406
                        ----------   -------   ------- ----------  ----------     ------  --------  ----------
                        $  186,032   $ 3,022   $ (395) $  188,659  $  177,109    $ 2,443  $  (379)  $  179,173
                         =========    ======    =====   =========   =========     ======   ======    =========


         Income earned on the above securities for the years ended December 31, 1998, 1997 and 1996 is as follows:


(In thousands)                                                         1998            1997              1996
-------------------------------------------------------------------------------------------------------------------

Taxable
  Held-to-maturity                                                 $   4,549         $   4,635         $  4,303
  Available-for-sale                                                  11,159             9,591            7,287

Non-taxable
  Held-to-maturity                                                     4,542             3,909            3,560
  Available-for-sale                                                      19                 8                1
                                                                   ---------           -------          -------

         Total                                                     $  20,269         $  18,143         $ 15,151
                                                                    ========          ========          =======

          The Statement of Changes in Stockholders' Equity includes other comprehensive income. Other comprehensive income for the Company includes the change in the unrealized appreciation on available-for-sale securities. The changes in the unrealized appreciation on available-for-sale securities for the years ended December 31, 1998, 1997 and 1996 are as follows:




(In thousands)                                                         1998            1997              1996
-------------------------------------------------------------------------------------------------------------------

Unrealized holding gains (losses)
   arising during the period                                       $     362         $     336         $  (718)
Gains realized in net income                                             (50)              (14)           (278)
                                                                   ----------        ----------        --------

Net change in unrealized appreciation on
   available-for-sale securities                                   $     312         $     322         $  (996)
                                                                    ========          ========          =======

         The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.



                                                Held-to-Maturity           Available-for-Sale
                                            -------------------------   -------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-------------------------------------------------------------------------------------------------

One year or less                            $    21,616   $    21,693   $    45,556    $   45,719
After one through five years                     72,334        73,460        89,511        90,382
After five through ten years                     47,699        48,637        42,413        42,737
After ten years                                   8,996         9,816           530           528
Other securities                                     92            95         8,022         9,293
                                            -----------   -----------   -----------    ----------
         Total                              $   150,737   $   153,701   $   186,032    $  188,659
                                             ==========    ==========    ==========     =========

         The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $209,606,000 at December 31, 1998 and $177,668,000 at December 31,
1997.

         The book value of securities sold under agreements to repurchase amounted to $24,742,000 and $10,213,000 for December 31, 1998 and 1997,
respectively.

         The gross realized gains of $50,000, $29,000 and $279,000 resulting from sales and/or calls of available-for-sale securities were realized for the years ended December 31, 1998, 1997 and 1996, respectively. The gross realized losses of $0, $15,000 and $1,000 resulting from sales and/or calls of available-for-sale securities were realized for the years ended December 31, 1998, 1997 and 1996, respectively.

         Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories of loans are summarized as follows:



(In thousands)                                                                 1998             1997
----------------------------------------------------------------------------------------------------------

Consumer
   Credit cards                                                            $  165,622        $ 179,828
   Student loans                                                               66,134           63,291
   Other consumer                                                             133,778          117,380
Real estate
   Construction                                                                53,255           44,052
   Single family residential                                                  160,963          149,666
   Other commercial                                                           193,312          150,285
Commercial
   Commercial                                                                  92,729           94,329
   Agricultural                                                                35,917           32,758
   Financial institutions                                                       5,656            6,073
Other                                                                           6,251            6,793
                                                                           ----------        ---------
Total loans before allowance for loan losses                               $  913,617        $ 844,455
                                                                            =========         ========


         At December 31, 1998 and 1997, impaired loans totaled $11,155,000 and $9,229,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 1998, were $2,528,000 and $2,140,000 at December 31, 1997. Interest of $464,000 was
recognized on average impaired loans of $11,055,000 for 1998. Interest of $466,000 was recognized on average impaired loans of $7,961,000 for 1997. Interest recognized on impaired loans on a cash basis during 1998 or 1997 was immaterial.

         As of December 31, 1998, credit card loans, which are unsecured, were $165,622,000, or 18.1%, of total loans versus $179,828,000, or 21.3% of total loans at December 31, 1997. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

         Transactions in the allowance for loan losses are as follows:


(In thousands)                                                        1998             1997              1996
-------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                         $  13,410         $   8,906         $  8,945
Additions
   Provision for loan losses                                           7,749             4,512            2,398
   Allowance for loan losses of acquired institutions                     --             4,028               --
                                                                    --------         ---------          -------
                                                                      21,159            17,446           11,343
Deductions
   Losses charged to allowance, net of recoveries
     of $734 for 1998, $646 for 1997 and $582 for 1996                 6,061             4,036            2,437
                                                                    --------         ---------          -------

Balance, end of year                                               $  15,098         $  13,410         $  8,906
                                                                    ========          ========          =======

NOTE 5:  TIME DEPOSITS

        Time deposits included approximately $182,505,000 and $193,852,000 of certificates of deposit of $100,000 or more, at December 31, 1998 and 1997, respectively. At December 31, 1998, time deposits with a remaining maturity of one year or more amounted to $80,932,000. Maturities of all time deposits are as follows: 1999 - $565,857,000; 2000 - $54,069,000; 2001 - $23,002,000; 2002 -
$1,362,000; 2003 - $1,318,000; and thereafter $1,181,000.

         Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.



NOTE 6:  INCOME TAXES

        The provision for income taxes is comprised of the following components:



(In thousands)                                                         1998            1997              1996
-------------------------------------------------------------------------------------------------------------------

Income taxes currently payable                                     $   7,277         $   5,616         $  4,360
Deferred income taxes                                                 (1,694)             (397)             136
                                                                    ---------        ----------         -------
Provision for income taxes                                         $   5,583         $   5,219         $  4,496
                                                                    ========          ========          =======


         The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:



(In thousands)                                                                 1998             1997
----------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                                $   5,061         $  3,654
   Valuation of foreclosed assets                                                 202              316
   Deferred compensation payable                                                  467              436
   Deferred loan fee income                                                       591              622
   Vacation compensation                                                          372              386
   Mortgage servicing reserve                                                     477              240
   Loan interest                                                                  225              205
   Other                                                                           70               36
                                                                             --------         --------
                                                                                7,465            5,895
                                                                             --------         --------
Deferred tax liabilities
   Accumulated depreciation                                                      (930)            (868)
   Available-for-sale securities                                                 (869)            (691)
   Stock dividends                                                               (193)            (216)
   Other                                                                         (255)            (418)
                                                                            ---------         --------
                                                                               (2,247)          (2,193)
                                                                            ---------         --------
Net deferred tax assets included in other assets
   on balance sheets                                                        $   5,218         $  3,702
                                                                             ========          =======


         A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)                                                         1998            1997               1996
-------------------------------------------------------------------------------------------------------------------

Computed at the statutory rate (34%)                                 $ 6,771          $  6,125          $ 5,296

Increase (decrease) resulting from
   Tax exempt investment income                                      (1,551)            (1,253)         (1,153)
   Amortization of intangible assets                                      72                34               77
   State income taxes                                                     40               140              150
   Non-deductible expenses                                               127               126               81
   Other differences,  net                                               124                47               45
                                                                      ------          --------           ------

   Actual tax provision                                              $ 5,583          $  5,219          $ 4,496
                                                                      ======           =======           ======


NOTE 7:  LONG-TERM DEBT

          ong-term debt at December 31, 1998 and 1997, consisted of the following components.


(In thousands)                                                                  1998             1997
----------------------------------------------------------------------------------------------------------

7.32% note due 2007, unsecured                                             $   18,000        $  20,000
9.75% note due 2008, secured by land and building                                 972            1,021
5.62% to 8.41% FHLB advances due 1999 to 2018,
  secured by residential real estate loans                                     13,118           15,287
Trust preferred securities                                                     17,250           17,250
                                                                           ----------        ---------
   Total long-term debt                                                    $   49,340        $  53,558
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

         Aggregate annual maturities of long-term debt at December 31, 1998 are:

                                                                                                 Annual
(In thousands)                                                        Year                     Maturities
----------------------------------------------------------------------------------------------------------

                                                                            1999             $    3,451
                                                                            2000                  3,448
                                                                            2001                  3,360
                                                                            2002                  3,268
                                                                            2003                  3,228
                                                                      Thereafter                 32,585
                                                                                              ---------
                                                                           Total             $   49,340
                                                                                              =========

NOTE 8:  CAPITAL STOCK

         In addition to the common stock outstanding, the following classes of stock have been authorized.

     Class B common stock of $1.00 par value per share, authorized 300 shares: none issued.

     Class A preferred stock of $100.00 par value per share, authorized 50,000 shares: none issued.

     Class B preferred stock of $100.00 par value per share, authorized 50,000 shares: none issued.


NOTE 9:  TRANSACTIONS WITH RELATED PARTIES

         At December 31, 1998 and 1997, the subsidiary banks had loans outstanding to executive officers, directors and to companies in which the banks' executive officers or directors were principal owners, in the amount of $21,215,000 in 1998 and $18,117,000 in 1997.




(In thousands)                                                                  1998             1997
----------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                  $  18,117            9,864
New loans                                                                       6,568            6,086
Repayments                                                                     (3,470)          (1,111)
Loans of  acquired institutions                                                    --            3,278
                                                                             --------          -------

Balance, end of year                                                        $  21,215           18,117
                                                                             ========          =======




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

NOTE 10: EMPLOYEE BENEFIT PLANS

        The Company's 401(k) retirement plan covers substantially all employees. Contribution expense totaled $241,000, $165,000 and $170,000, in 1998, 1997 and
1996, respectively.

         The Company has a discretionary profit sharing and employee stock ownership plan covering all employees. Contribution expense totaled $1,105,000 for 1998, $896,000 for 1997 and $730,000 for 1996.

         The Board of Directors has adopted incentive and nonqualified stock option plans. Pursuant to the plans shares are reserved for future issuance by the Company, upon exercise of stock options granted to officers and other key employees. As of December 31, 1998, six thousand shares of common stock of the Company had been granted and issued as bonus shares of restricted stock.

         The Company applies APB Opinion 25 and related Interpretations in accounting for the plans and no compensation cost has been recognized. If the Company had elected to recognize compensation cost based on the fair value of the options granted, net income and earnings per share would have been reduced as indicated below:



(In thousands except per share data)                                  1998             1997              1996
-------------------------------------------------------------------------------------------------------------------

Net income - as reported                                           $  14,331         $  12,794         $ 11,080
Net income - pro forma                                                14,127            12,537           10,868
Diluted earnings per share - as reported                                2.27              2.04             1.77
Diluted earnings per share - pro forma                                  2.24              2.00             1.74


         The above pro forma amounts include only the effect of 1998, 1997 and 1996 option grants and therefore may not be representative of the pro forma impact in future years.

         The weighted average fair values of options granted during 1998, 1997 and 1996 were $11.72, $7.54 and $7.00 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                      1998             1997              1996
                                                                      ----             ----              ----

Expected dividend yield                                                1.41%            1.99%             1.88%
Expected stock price volatility                                       16.00%           16.00%            16.00%
Risk-free interest rate                                                5.09%             6.33%            6.32%
Expected life of options                                             7 years          7 years           7 years


         The table below summarizes the transactions under the Company's stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended:



                                                     1998                     1997                   1996
                                            -----------------------  ----------------------- ----------------------
                                                          Weighted                Weighted               Weighted
                                                           Average                Average                 Average
                                              Shares     Exercisable    Shares   Exercisable   Shares   Exercisable
                                               (000)        Price        (000)      Price       (000)      Price
-------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year                    221      $20.03          189     $ 16.80         157    $  12.96
Granted                                            31       40.83           56       26.65          49       25.56
Forfeited                                          --          --           (1)      25.67          --          --
Exercised                                         (19)       9.11          (23)       8.77         (17)       7.11
                                             --------                 --------                 -------

Outstanding, end of year                          233       23.61          221       20.03         189       16.80
                                             ========                 ========                 =======

Exercisable, end of year                          146      $19.65          123     $ 16.51         113    $  12.09
                                             ========                =========                 =======


       The following table summarizes information about stock options under the plan outstanding at December 31, 1998:


                                            Options Outstanding                        Options Exercisable
                              -----------------------------------------------      -----------------------------
                                                 Weighted-
                                                  Average          Weighted-                          Weighted-
                                 Number          Remaining          Average           Number           Average
       Range of                Outstanding      Contractual        Exercise         Exercisable       Exercise
     Exercise Prices              (000)            Life              Price             (000)            Price
-------------------------------------------------------------------------------------------------------------------

   $6.67  to   $12.33              42               1 Year           $9.52             40               $9.57
  $15.58  to   $20.50              65               4 Years         $18.37             53              $18.36
  $22.17  to   $27.00              90               8 Years         $26.31             44              $26.21
  $33.75  to   $45.25              36               6 Years         $42.53              9              $40.78




         Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $277,000 for 1998, $174,000 for 1997 and $196,000 for 1996. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8% discount factor.

NOTE 11:  ADDITIONAL CASH FLOW INFORMATION

         In connection with acquisitions, the Company acquired assets and assumed liabilities as follows:


(In thousands)                                                        1998            1997              1996
-------------------------------------------------------------------------------------------------------------------

Fair value of assets acquired                                      $      --        $  361,862       $       --
Liabilities assumed                                                       --         (308,862)               --
                                                                   ---------        ---------        ----------
Cash paid                                                                 --            53,000               --
Funds acquired                                                            --           (36,960)              --
                                                                   ---------        ----------       ----------
Net funds paid                                                     $      --         $  16,040       $       --
                                                                    ========          ========        =========
Additional cash payment information

   Interest paid                                                   $  54,013        $   40,326       $   30,527
   Income taxes paid                                                   6,346             5,107            4,417


NOTE 12:  OTHER EXPENSE

          Other operating expenses consist of the following:



(In thousands)                                                        1998             1997              1996
-------------------------------------------------------------------------------------------------------------------

Professional services                                              $   1,668         $   1,663         $  1,632
Postage                                                                1,720             1,321            1,330
Telephone                                                              1,191             1,017              905
Credit card expense                                                    1,495             1,413            1,426
Operating supplies                                                     1,289             1,187            1,004
FDIC insurance                                                           200               270            1,268
Merger-related                                                           466                --               --
Year 2000                                                                500                --               --
Amortization of mortgage servicing rights                              1,223             2,578            2,120
Amortization of intangible assets                                      2,385             1,264              447
Other expense                                                          7,458             5,810            5,072
                                                                    --------         ---------          -------
         Total                                                     $  19,595         $  16,523         $ 15,204
                                                                    ========          ========          =======




     The Company had aggregate annual equipment rental expense of approximately $984,000 in 1998, $899,000 in 1997 and $393,000 in 1996. The Company had
aggregate annual occupancy rental expense of approximately $604,000 in 1998, $559,000 in 1997 and $533,000 in 1996.

NOTE 13: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

         The carrying amount for cash and cash equivalents approximates fair value.

Investment Securities

         Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

Mortgage Loans Held for Sale

         For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans

         The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

Deposits

         The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

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


                                                December 31, 1998           December 31, 1997
                                            --------------------------  -------------------------
                                               Carrying       Fair          Carrying       Fair
(In thousands)                                  Amount        Value          Amount        Value
-------------------------------------------------------------------------------------------------

Financial assets
   Cash and cash equivalents                $   122,879   $   122,879   $   131,748    $  131,748
   Held-to-maturity securities                  150,737       153,701       162,116       163,999
   Available-for-sale securities                188,659       188,659       179,173       179,173
   Assets held in trading accounts                   78            78           449           449
   Mortgage loans held for sale                  12,641        12,641         8,758         8,758
   Interest receivable                           13,212        13,212        12,945        12,945
   Loans, net                                   898,519       910,792       831,045       837,930

Financial liabilities
   Non-interest bearing transaction accounts    152,256       152,256       160,285       160,285
   Interest bearing transaction accounts and
     savings deposits                           388,868       388,868       357,899       357,899
   Time deposits                                646,789       649,476       657,267       657,537
   Federal funds purchased and securities
     sold under agreements to repurchase         71,432        71,432        42,533        42,533
   Short-term debt                                1,067         1,067         4,589         4,589
   Long-term debt                                49,340        49,345        53,558        53,552
   Interest payable                               6,201         6,201         6,482         6,482




         The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

NOTE 14:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

         Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4.

         Like all entities, the Company is exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. The Company has begun but not yet completed the process of identifying and remediation potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, the Year 2000 problem could have negative effects on the Company's financial condition and results of operations in the near term.

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

         At December 31, 1998, the Company had outstanding commitments to extend credit aggregating approximately $152,946,000 and $98,925,000 for credit card commitments and other loan commitments, respectively. At December 31, 1997, the Company had outstanding commitments to extend credit aggregating approximately $154,759,000 and $92,091,000 for credit card commitments and other loan commitments, respectively.

         Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $5,858,000 and $6,775,000 at December 31, 1998 and 1997, respectively, with terms ranging from 90 days to one year.

         At December 31, 1998, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 16:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for financial statements for years beginning after June 15, 1999. Because of the limited use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a material impact on the financial condition or operating results of the Company.

NOTE 17:  CONTINGENT LIABILITIES

         The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 18:  STOCKHOLDERS' EQUITY

         The Company's subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 1998, the Company subsidiaries had approximately $7,000,000 in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1998, the Company meets all capital adequacy requirements to which it is subject.

       As of the most recent notification from regulatory agencies, the subsidiaries were well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

       The Company's actual capital amounts and ratios along with the Company's most significant subsidiaries are presented in the following table.



                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                             For Capital        Prompt Corrective
                                                        Actual            Adequacy Purposes     Action Provision
(In thousands)                                     Amount    Ratio-%      Amount    Ratio-%     Amount    Ratio-%
-------------------------------------------------------------------------------------------------------------------

As of December 31, 1998
   Total Risk-Based Capital Ratio
     Simmons First National Corporation          $   130,181     13.9  $       N/A           $       N/A
     Simmons First National Bank                      65,481     13.6       38,518     8.0        48,148    10.0
     Simmons First Bank of Russellville               24,286     17.5       11,102     8.0        13,878    10.0
   Tier 1 Capital Ratio
     Simmons First National Corporation              118,403     12.6          N/A                   N/A
     Simmons First National Bank                      59,424     12.3       24,156     4.0        28,987     6.0
     Simmons First Bank of Russellville               22,538     16.2        5,565     4.0         8,348     6.0
   Leverage Ratio
     Simmons First National Corporation              118,403      8.3          N/A                   N/A
     Simmons First National Bank                      59,424      8.3       28,638     4.0        35,798     5.0
     Simmons First Bank of Russellville               22,538     10.2        8,838     4.0        11,048     5.0

As of December 31, 1997
   Total Risk-Based Capital Ratio
     Simmons First National Corporation          $   116,393     13.2  $       N/A           $       N/A
     Simmons First National Bank                      62,084     14.0       35,476     8.0        44,345    10.0
     Simmons First Bank of Russellville               22,330     14.2       12,571     8.0        15,714    10.0
   Tier 1 Capital Ratio
     Simmons First National Corporation              105,189     11.9          N/A                   N/A
     Simmons First National Bank                      56,526     12.8       17,737     4.0        26,607     6.0
     Simmons First Bank of Russellville               20,314     12.9        6,289     4.0         9,434     6.0
   Leverage Ratio
     Simmons First National Corporation              105,189      7.7          N/A                   N/A
     Simmons First National Bank                      55,526      8.2       27,444     4.0        34,305     5.0
     Simmons First Bank of Russellville               20,314      8.5        9,593     4.0        11,992     5.0


NOTE 19:  SUBSEQUENT EVENT

       On January 15, 1999, the Company acquired all the common stock of Lincoln Bankshares, Inc. ("LBI") in exchange for 301,823 shares of the Company's common stock. This acquisition will be accounted for as a pooling-of-intetests, except for the acquisition of the minority shares (17.9%) of the Bank of Lincoln, which will be accounted for on a purchase accounting basis. The following table summarizes the pooling restatement impact of the LBI acquisition on the Company's 1998, 1997 and 1996 year end financial statements.



                                                                     Simmons
                                                                  (As Presently
(In thousands)                                                      Reported)           LBI             Pooled
---------------------------------------------------------------------------------------------------------------

December 31, 1998
   Total assets                                                  $ 1,464,362       $    76,110      $ 1,540,472
   Total equity                                                      132,180             4,854          137,034
   Net interest income                                                52,234             3,120           55,354
   Non-interest income                                                31,664               576           32,240
   Net income                                                         14,331               508           14,839
   Basic earnings per share                                             2.31              2.07             2.30
   Diluted earnings per share                                           2.27              2.07             2.26

December 31, 1997
   Total assets                                                  $ 1,411,877       $    72,833      $ 1,484,710
   Total equity                                                      121,012             4,379          125,391
   Net interest income                                                43,660             2,956           46,616
   Non-interest income                                                28,099               581           28,680
   Net income                                                         12,794               472           13,266
   Basic earnings per share                                             2.07              1.93             2.06
   Diluted earnings per share                                           2.04              1.93             2.04

December 31, 1996
   Total assets                                                  $   963,262       $    66,326      $ 1,029,588
   Total equity                                                      110,882             3,938          114,820
   Net interest income                                                36,740             2,612           39,352
   Non-interest income                                                25,738               549           26,287
   Net income                                                         11,080               636           11,716
   Basic earnings per share                                             1.79              2.60             1.82
   Diluted earnings per share                                           1.77              2.60             1.80


NOTE 20:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1998 and 1997

(In thousands)                                                                 1998             1997
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                  $    6,328        $   1,891
Investments in wholly-owned subsidiaries                                      152,857          146,329
Intangible assets, net                                                            296              384
Investment securities                                                           1,636            4,204
Premises and equipment                                                          4,576            4,740
Other assets                                                                    4,034            2,657
                                                                           ----------        ---------
         TOTAL ASSETS                                                      $  169,727        $ 160,205
                                                                            =========         ========

LIABILITIES
Long-term debt                                                             $   36,756        $  38,804
Other liabilities                                                                 791              389
                                                                           ----------        ---------
         Total liabilities                                                     37,547           39,193
                                                                           ----------        ---------

STOCKHOLDERS' EQUITY
Common stock                                                                    6,209            6,191
Surplus                                                                        46,276           46,015
Undivided profits                                                              78,167           67,590
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale
     securities, net of income taxes of $869 and
     $691 at 1998 and 1997, respectively                                        1,528            1,216
                                                                           ----------        ---------
         Total stockholders' equity                                           132,180          121,012
                                                                           ----------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  169,727        $ 160,205
                                                                            =========         ========




                                             CONDENSED STATEMENTS OF INCOME
                                   YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

(In thousands)                                                        1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Income
   Dividends from subsidiaries                                     $  10,453         $  19,410         $  3,350
   Other income                                                        3,431             3,576            3,668
                                                                    --------         ---------          -------
                                                                      13,884            22,986            7,018
Expenses                                                               7,122             4,568            3,286
                                                                   ---------          --------          -------
   Income before income taxes and equity in
     undistributed net income of subsidiaries                          6,762            18,418            3,732
   Provision for income taxes                                         (1,350)             (299)             171
                                                                    ---------        ---------          -------

Income before equity in undistributed  net
   income of subsidiaries                                              8,112            18,717            3,561
Equity in undistributed net income of subsidiaries                     6,219            (5,923)           7,519
                                                                    --------         ---------          -------

Net income                                                         $  14,331         $  12,794         $ 11,080
                                                                    ========          ========          =======



                                        CONDENSED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

(In thousands)                                                     1998              1997             1996
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                     $   14,331        $   12,794      $    11,080
   Items not requiring (providing) cash
     Depreciation and amortization                                       371               388              319
     Deferred income taxes                                               (28)               (5)             (15)
     Equity in undistributed income of bank subsidiaries              (6,219)            5,923           (7,519)
     Gain on sale of premises and equipment                               --                --                8
   Changes in
     Other assets                                                     (1,377)           (1,501)            (122)
     Other liabilities                                                   430               (85)             582
                                                                   ---------        ----------       ----------
         Net cash provided by operating activities                     7,508            17,514            4,333
                                                                   ---------        ----------       ----------

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of premises and equipment                                   (119)             (225)          (2,274)
   Acquisition of subsidiaries                                            --           (53,937)              --
   Proceeds from maturities of held-to-maturity  securities               --             3,435           19,867
   Purchase of held-to-maturity  securities                               --                --          (11,302)
   Proceeds from maturities of available-for-sale  securities         48,688           133,263           79,158
   Purchase of available-for-sale  securities                        (46,117)         (137,473)         (79,179)
                                                                  ----------        ----------       ----------
         Net cash provided by (used in) investing activities           2,452           (54,937)           6,270
                                                                  ----------        -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal reduction on long-term debt                              (2,048)              (46)          (3,690)
   Proceeds from issuance of long-term debt                               --            37,785               --
   Dividends paid                                                     (3,754)           (3,204)          (2,724)
   Issuance (repurchase) of common stock                                 279               218             (676)
                                                                   ---------        ----------       ----------
Net cash provided by (used in) financing activities                   (5,523)           34,753           (7,090)
                                                                   ----------       ----------       ----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    4,437            (2,670)           3,513

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                   1,891             4,561            1,048
                                                                  ----------         ---------       ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $    6,328        $    1,891      $     4,561
                                                                   =========         =========       ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No items are reportable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 1999, filed pursuant to Regulation 14A on March 22, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 1999, filed pursuant to Regulation 14A on March 22, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 1999, filed pursuant to Regulation 14A on March 22, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 1999, filed pursuant to Regulation 14A on March 22, 1999.

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

(b)  Reports on Form 8-K

         The registrant filed Form 8-K on December 9, 1998. The report contained the text of a press release issued by the registrant concerning the completion of the acquisition of American Bancshares of Arkansas, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       /s/ John L. Rush         March 22, 1999
                                       ----------------------------------------
                                       John L. Rush, Secretary

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1999.

  Signature                 Title


/s/ J. Thomas May
------------------          President, Chairman, Chief Executive Officer
J. Thomas May               and Director

/s/ Barry L. Crow
------------------          Executive Vice President and Chief Financial
Barry L. Crow               Officer (Principal Financial and Accounting Officer)

/s/ W. E. Ayres
------------------          Director
W. E. Ayres

/s/ Ben V. Floriani
-------------------         Director
Ben V. Floriani

/s/ Lara F. Hutt, III
---------------------       Director
Lara F. Hutt, III

/s/ George Makris, Jr.
----------------------      Director
George Makris, Jr.

/s/ David R. Perdue
-------------------         Director
David R. Perdue

/s/ Harry L. Ryburn
-------------------         Director
Harry L. Ryburn


-------------------         Director
Donald W. Stone


/s/ Henry F. Trotter
--------------------        Director
Henry F. Trotter, Jr.