Form 10-Q
period 1999-03-31
SIMMONS FIRST NATIONAL CORP
filed 1999-05-12
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION

                              Financial Statements

                                   (Form 10-Q)

                                 March 31, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1999                  Commission File Number 06253
                   --------------                                         -----


                       SIMMONS FIRST NATIONAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Arkansas                                  71-0407808
-------------------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)


    501 Main Street   Pine Bluff, Arkansas                  71601
-------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       870-541-1350
                                                         ------------
                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                                  YES  X     NO
                                      ---       ---

Indicate the number of shares outstanding of each of issuer's classes of common stock.

                         Class A, Common           6,521,088
                         Class B, Common           None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX

                                                                       Page No.

Part I:     Summarized Financial Information

            Consolidated Balance Sheets --
              March 31, 1999 and December 31, 1998                          3-4

            Consolidated Statements of Income --
              Three months ended March 31, 1999 and 1998                      5

            Consolidated Statements of Cash Flows --
              Three months ended March 31, 1999 and 1998                      6

            Consolidated Statements of Changes in Stockholders' Equity
              Three months ended March 31, 1999 and 1998                      7

            Notes to Consolidated Financial Statements                     8-18

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         19-22

            Review by Independent Certified Public Accountants               23

Part II:    Other    Information                                          24-25

Part I:  Summarized Financial Information


                                             Simmons First National Corporation
                                                  Consolidated Balance Sheets
                                             March 31, 1999 and December 31, 1998


                                                            ASSETS


                                                                                             March 31,       December 31,
(In thousands)                                                                                 1999              1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash and non-interest bearing balances due from banks                                       $    52,654   $    50,139
Interest bearing balances due from banks                                                         21,432        28,461
Federal funds sold and securities purchased
   under agreements to resell                                                                    61,025        51,240
                                                                                            -----------    ----------
     Cash and cash equivalents                                                                  135,111       129,840

Investment securities                                                                           347,594       351,594
Mortgage loans held for sale                                                                     11,798        12,641
Assets held in trading accounts                                                                   3,057            78
Loans                                                                                           947,663       968,410
   Allowance for loan losses                                                                    (15,699)      (15,918)
                                                                                            ------------  ------------
     Net loans                                                                                  931,964       952,492

Premises and equipment                                                                           36,670        35,271
Foreclosed assets held for sale, net                                                              1,990         1,610
Interest receivable                                                                              13,949        14,346
Intangible assets, net                                                                           29,085        28,513
Other assets                                                                                     14,072        14,087
                                                                                            -----------    ----------

         TOTAL ASSETS                                                                       $ 1,525,290   $ 1,540,472
                                                                                             ==========    ==========

See Notes to Consolidated Financial Statements.


                                             Simmons First National Corporation
                                                  Consolidated Balance Sheets
                                             March 31, 1999 and December 31, 1998


                                             LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                            March 31,        December 31,
(In thousands)                                                                                 1999              1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
LIABILITIES
Non-interest bearing transaction accounts                                                   $   170,241   $   161,488
Interest bearing transaction accounts and savings deposits                                      405,521       402,784
Time deposits                                                                                   688,404       692,482
                                                                                            -----------   -----------
     Total deposits                                                                           1,264,166     1,256,754
Federal funds purchased and securities sold
   under agreements to repurchase                                                                53,140        71,432
Short-term debt                                                                                     912         1,444
Long-term debt                                                                                   49,526        49,899
Accrued interest and other liabilities                                                           16,824        23,909
                                                                                            -----------   -----------
     Total liabilities                                                                        1,384,568     1,403,438
                                                                                            -----------   -----------

STOCKHOLDERS' EQUITY

Capital stock
   Class A, common, par value $1 a share, authorized 30,000,000 shares 6,521,088 issued and outstanding
    at 1999 and 6,454,135 at 1998                                                                 6,521         6,454
Surplus                                                                                          48,112        45,791
Undivided profits                                                                                85,430        83,261
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities,
      net of income taxes of $375 at 1999 and $869 at 1998                                          659         1,528
                                                                                            -----------   -----------
     Total stockholders' equity                                                                 140,722       137,034
                                                                                            -----------   -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 1,525,290   $ 1,540,472
                                                                                             ==========    ==========

See Notes to Consolidated Financial Statements.


                                             Simmons First National Corporation
                                              Consolidated Statements of Income
                                         Three Months Ended March 31, 1999 and 1998


                                                                                                 March 31,
(In thousands, except per share data)                                                        1999        1998
-------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
INTEREST INCOME
   Loans                                                                                  $  21,285    $ 20,500
   Federal funds sold and securities purchased
     under agreements to resell                                                                 902       1,172
   Investment securities                                                                      5,031       5,406
   Mortgage loans held for sale, net of unrealized gains (losses)                               197         116
   Assets held in trading accounts                                                               17          22
   Interest bearing balances due from banks                                                     186         143
                                                                                          ---------    --------
         TOTAL INTEREST INCOME                                                               27,618      27,359
                                                                                          ---------    --------

INTEREST EXPENSE
   Deposits                                                                                  11,556      12,367
   Federal funds purchased and securities sold
     under agreements to repurchase                                                             795         681
   Short-term debt                                                                               24          43
   Long-term debt                                                                               961       1,043
                                                                                          ---------    --------
         TOTAL INTEREST EXPENSE                                                              13,336      14,134
                                                                                          ---------    --------

NET INTEREST INCOME                                                                          14,282      13,225
   Provision for loan losses                                                                  1,602       1,268
                                                                                          ---------    --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                                             12,680      11,957
                                                                                          ---------    --------
NON-INTEREST INCOME
   Trust income                                                                               1,008         812
   Service charges on deposit accounts                                                        1,540       1,458
   Other service charges and fees                                                               518         421
   Income on sale of mortgage loans, net of commissions                                         611         631
   Income on investment banking, net of commissions                                             134         270
   Credit card fees                                                                           2,238       2,149
   Mortgage servicing fees                                                                       --       1,378
   Other income                                                                                 320         214
   Gains on sale of securities, net                                                              --          34
                                                                                          ---------    --------
         TOTAL NON-INTEREST INCOME                                                            6,369       7,367
                                                                                          ---------    --------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                             7,605       7,536
   Occupancy expense, net                                                                       798         902
   Furniture and equipment expense                                                            1,149       1,001
   Loss on foreclosed assets                                                                    120         200
   Merger-related                                                                               395          --
   Other operating expenses                                                                   4,210       5,090
                                                                                          ---------    --------
         TOTAL NON-INTEREST EXPENSE                                                          14,277      14,729
                                                                                          ---------    --------
INCOME BEFORE INCOME TAXES                                                                    4,772       4,595
   Provision for income taxes                                                                 1,495       1,353
                                                                                          ---------    --------
NET INCOME                                                                                $   3,277    $  3,242
                                                                                           ========     =======
BASIC EARNINGS PER SHARE                                                                  $    0.50    $   0.50
                                                                                           ========     =======
DILUTED EARNINGS PER SHARE                                                                $    0.50    $   0.49
                                                                                           ========     =======

See Notes to Consolidated Financial Statements.



                                             Simmons First National Corporation
                                            Consolidated Statements of Cash Flows
                                         Three Months Ended March 31, 1999 and 1998



                                                                                     March 31,        March 31,
(In thousands)                                                                         1999             1998
-------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $    3,277      $     3,242
   Items not requiring (providing) cash
     Depreciation and amortization                                                       1,439            2,206
     Provision for loan losses                                                           1,602            1,268
     Net accretion of investment securities                                               (169)            (126)
     Deferred income taxes                                                                 341               12
     Provision for foreclosed assets                                                        56               15
     Gains on sale of securities, net                                                       --              (34)
   Changes in
     Interest receivable                                                                   397              832
     Mortgage loans held for sale                                                          843           (1,531)
     Assets held in trading accounts                                                    (2,979)            (512)
Other assets                                                                                15             (514)
     Accrued interest and other liabilities                                             (6,834)           3,158
     Income taxes payable                                                                  513            1,355
                                                                                    ----------      -----------
         Net cash (used in) provided by operating activities                            (1,499)           9,371
                                                                                    -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Net repayments (originations) of loans                                               18,383           (4,970)
   Purchase of premises and equipment                                                   (2,228)            (887)
   Proceeds from sale of foreclosed assets                                                 107              273
   Proceeds from sale of available-for-sale securities                                       -            1,125
   Proceeds from maturities of available-for-sale securities                            44,826           28,182
   Purchases of available-for-sale  securities                                         (53,398)         (53,797)
   Proceeds from maturities of held-to-maturity  securities                             26,275           16,036
   Purchases of held-to-maturity  securities                                           (14,403)         (17,076)
                                                                                    ----------      -----------
         Net cash provided by (used in) investing activities                            19,562          (31,114)
                                                                                    ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                              7,412           38,686
   Net repayments of short-term debt                                                      (532)          (2,957)
   Dividends paid                                                                       (1,108)            (859)
   Repayments of long-term debt                                                           (373)            (380)
    Net (decrease) increase in federal funds purchased
    and securities sold under agreements to repurchase                                 (18,292)          20,978
   Issuance of common stock, net                                                           101               82
                                                                                    ----------      -----------
         Net cash (used in) provided by financing activities                           (12,792)          55,550
                                                                                    ----------      -----------
INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                      5,271           33,807
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                   129,840          137,762
                                                                                    ----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  135,111      $   171,569
                                                                                     =========       ==========

See Notes to Consolidated Financial Statements.



                                             Simmons First National Corporation
                              Consolidated Statements of Changes in Stockholders' Equity
                                        Three Months Ended March 31, 1999 and 1998

                                                                       Accumulated
                                                                          Other
                                              Common                  Comprehensive   Undivided
(In thousands, except per share data)          Stock      Surplus        Income        Profits       Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997,                 $   6,191   $  46,015      $     1,216    $  67,590   $  121,012
   as previously reported
   Adjustment for pooling-of-interest             245       (485)               --        4,619        4,379
                                            ---------   ---------      -----------    ---------   ----------

Balance, December 31, 1997, as restated         6,436      45,530            1,216       72,209      125,391
   Comprehensive income
      Net income                                   --          --               --        3,242        3,242
      Change in unrealized appreciation on
         available-for-sale securities, net of
         income taxes of $34                       --          --               59           --           59
                                                                                                  ----------
   Comprehensive income                                                                                3,301
   Exercise of stock options--9,200 shares          9          96               --           --          105
   Securities exchanged under stock option plan    --         (23)              --           --          (23)
   Cash dividends declared
      Common stock ($0.15 per share)               --          --               --         (859)        (859)
      Pooled institutions prior to pooling         --          --               --           --           --
                                            ---------   ---------       ----------    ---------   ----------

Balance, March 31, 1998                         6,445      45,603            1,275       74,592      127,915
   Comprehensive income
      Net income                                   --          --               --       11,597       11,597
      Change in unrealized appreciation on
       available-for-sale securities,
        net of income taxes of $144                --          --              253           --          253
                                                                                                  ----------
   Comprehensive income                                                                               11,850
   Exercise of stock options--9,500 shares          9         205               --           --          214
   Other stock transaction of pooled
      institution prior to pooling                 --         (17)              --           --          (17)
   Cash dividends declared
      Common stock ($0.49 per share)               --          --               --       (2,895)      (2,895)
      Pooled institutions prior to pooling         --          --               --          (33)         (33)
                                            ---------   ---------       ----------    ---------   ----------

Balance, December 31, 1998                      6,454      45,791            1,528       83,261      137,034
   Comprehensive income
      Net income                                   --          --               --        3,277        3,277
      Change in unrealized appreciation on
        available-for-sale securities,
        net of income taxes of $495                --          --             (869)          --         (869)
                                                                                                  ----------
   Comprehensive income                                                                                2,408
   Exercise of stock options--10,300 shares        10         102               --           --          112
   Securities exchanged under stock option plan    --         (11)              --           --          (11)
   Common stock issued in connection with the
      purchase of the minority shares of  the Bank
      of Lincoln - 56,997 shares                   57       2,230               --           --        2,287
   Cash dividends declared ($0.17 per share)       --          --               --       (1,108)      (1,108)
                                            ---------   ---------       ----------    ---------   ----------

Balance, March 31, 1999                     $   6,521   $  48,112       $      659    $  85,430   $  140,722
                                             ========    ========        =========     ========    =========

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1:  ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Simmons First National Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. All financial information has been restated for the mergers with American Bancshares of Arkansas, Inc
("ABA") and Lincoln Bankshares, Inc. ("LBI") which were accounted for as poolings-of-interests.

     All adjustments made to the unaudited financial statements were of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior year amounts are reclassified to conform to current year classification.

     The accounting policies followed in the presentation of interim financial results are presented on pages 28-30 of the 1998 Annual Report to shareholders.

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of per share earnings for the three months ended March 31, 1999 and 1998 is as follows:



(In thousands, except per share data)                                                  1999              1998
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                           $   3,277         $   3,242
                                                                                      --------          --------

Average common shares outstanding                                                        6,506             6,437
Average common share stock options outstanding                                              81               128
                                                                                     ---------          --------
Average diluted common shares                                                            6,587             6,565
                                                                                     ---------          --------

Basic earnings per share                                                             $    0.50         $    0.50
                                                                                      ========          ========
Diluted earnings per share                                                           $    0.50         $    0.49
                                                                                      ========          ========

NOTE 2:  ACQUISITIONS

     On December 8, 1998, the Company and ABA merged in a pooling-of-interests transaction. Shareholders of ABA received 464,885 shares of Simmons First National Corporation stock in exchange for ABA shares in the transaction. ABA owned American State Bank, Charleston, Arkansas with assets, as of December 8, 1998 of $89 million. The Company merged American State Bank into Simmons First National Bank during the first quarter of 1999.

     On January 15, 1999, the Company acquired all the common stock of LBI. Stockholders of LBI received 301,823 shares of Simmons First National Corporation stock in exchange for LBI shares in the transaction. LBI owned the Bank of Lincoln, Lincoln, Arkansas with assets, as of January 15, 1999, of $75 million. This acquisition was accounted for as a pooling-of-interests, except for the acquisition of the minority shares (17.9%) of the Bank of Lincoln, which were accounted for on a purchase accounting basis. The Company plans to merge the Bank of Lincoln into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

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

NOTE 3:  INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:



                                           March 31,                                 December 31,
                                             1999                                       1998
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury           $   25,329   $   244   $   (7) $   25,566  $   25,116    $   424  $    (1)  $   25,539
U.S. Government
  agencies                  25,161       265      (37)     25,389      35,770        474      (48)      36,196
Mortgage-backed
  securities                 2,076         8      (13)      2,071       2,348         18      (13)       2,353
State and political
  subdivisions              98,231     2,212     (145)    100,298      99,385      2,343      (74)     101,654
Other securities                89         3       --          92          92          3       --           95
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  150,886   $ 2,732   $ (202) $  153,416  $  162,711    $ 3,262  $  (136)  $  165,837
                         =========    ======    ======  =========   =========     ======   =======   =========

Available-for-Sale

U.S. Treasury           $   46,084   $   674   $  (14) $   46,744  $   51,047    $ 1,078  $    --   $   52,125
U.S. Government
  agencies                 140,155       145     (873)    139,427     125,527        417     (142)     125,802
Mortgage-backed
  securities                   620         1       (1)        620         996         --       (1)         995
State and political
  subdivisions                 438         3       --         441         440          4       --          444
Other securities             8,355     1,373     (252)      9,476       8,246      1,523     (252)       9,517
                         ---------    ------    ------  ---------   ---------     ------   -------   ---------
                        $  195,652   $ 2,196   $(1,140) $ 196,708  $  186,256    $ 3,022  $  (395)  $  188,883
                         =========    ======    ======   ========   =========     ======   ======    =========


     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $192,938,000 at March 31, 1999 and $217,606,000 at December 31,
1998.

     The book value of securities sold under agreements to repurchase amounted to $17,230,000 and $24,742,000 for March 31, 1999 and December 31, 1998,
respectively.

     Income earned on securities for the three months ended March 31, 1999 and 1998 is as follows:



(In thousands)                                                                         1999              1998
-------------------------------------------------------------------------------------------------------------------
Taxable
  Held-to-maturity                                                                   $     893         $  1,466
  Available-for-sale                                                                     2,930            2,824

Non-taxable
  Held-to-maturity                                                                       1,203            1,111
  Available-for-sale                                                                         5                5
                                                                                      --------          -------

         Total                                                                       $   5,031         $  5,406
                                                                                      ========          =======



     Maturities of investment securities at March 31, 1999 are as follows:



                                                Held-to-Maturity           Available-for-Sale
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-----------------------------------------------------------------------------------------------------
One year or less                            $    22,533   $    22,676   $    33,120    $   33,278
After one through five years                     69,451        70,308       105,220       105,321
After five through ten years                     50,431        51,223        48,752        48,429
After ten years                                   8,382         9,117           205           204
Other securities                                     89            92         8,355         9,476
                                             ----------    ----------    ----------     ---------
         Total                              $   150,886   $   153,416   $   195,652    $  196,708
                                             ==========    ==========    ==========     =========


     The gross realized gains of $0 and $34,000 and gross realized losses of $0 and $0 at March 31, 1999 and 1998, respectively, were the result of sales and/or calls of available-for-sale securities in 1998. Proceeds from sales of available-for-sale securities in 1998 were $1,125,000.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:



                                                                             March 31,      December 31,
(In thousands)                                                                 1999             1998
----------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                            $     150,725     $    165,622
   Student loans                                                                  70,525           66,134
   Other consumer                                                                149,522          146,411
Real estate
   Construction                                                                   51,721           60,487
   Single family residential                                                     175,286          173,769
   Other commercial                                                              194,867          203,479
Commercial
   Commercial                                                                    109,667           98,948
   Agricultural                                                                   35,354           40,706
   Financial institutions                                                          5,024            5,656
Other                                                                              4,972            7,198
                                                                            ------------      -----------
Total loans before allowance for loan losses                               $     947,663     $    968,410
                                                                            ============      ===========


     During the first three months of 1999, foreclosed assets held for sale increased $380,000 to $1,990,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at March 31, 1999, were $123,000, $7,739,000 and $2,853,000, respectively, bringing the total of non-performing assets to $12,705,000.

     Transactions in the allowance for loan losses are as follows:



                                                                                     March 31,       December 31,
(In thousands)                                                                         1999              1998
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                            $ 15,918         $ 14,179
Additions
   Provision charged to expense                                                          1,602            1,268
                                                                                      --------         --------
                                                                                        17,520           15,447
Deductions
   Losses charged to allowance, net of recoveries
     of $229 and $161 for the first three months of
     1999 and 1998, respectively                                                         1,821            1,086
                                                                                      --------         --------

Balance, March 31                                                                     $ 15,699         $ 14,361
                                                                                       =======          -------

Additions
   Provision charged to expense                                                                           6,961
                                                                                                         21,322
Deductions
   Losses charged to allowance, net of recoveries
     of $634 for the last nine months of
     1998                                                                                                 5,404
                                                                                                        -------

Balance, end of year                                                                                   $ 15,918
                                                                                                        =======

     At March 31, 1999 and December 31, 1998, impaired loans totaled $14,309,000 and $12,471,000, respectively, all of which had reserves allocated. An allowance of $2,826,000 and $2,768,000 for possible losses related to those loans at March 31, 1999 and December 31, 1998, respectively.

     Interest of $149,000 and $115,000 was recognized on average impaired loans of $13,390,000 and $11,001,000 as of March 31, 1999 and 1998, respectively.
Interest recognized on impaired loans on a cash basis during the first three months of 1999 and 1998 was immaterial.

NOTE 5:  TIME DEPOSITS

     Time deposits include approximately $192,267,000 and $196,202,000 of certificates of deposit of $100,000 or more at March 31, 1999, and December 31, 1998, respectively.

NOTE 6:  INCOME TAXES

     The provision for income taxes is comprised of the following components:




                                                                     March 31,             March 31,
(In thousands)                                                        1999                   1998
-------------------------------------------------------------------------------------------------------
Income taxes currently payable                                  $          1,154       $          1,341
Deferred income taxes                                                        341                     12
                                                                 ---------------        ---------------
Provision for income taxes                                      $          1,495       $          1,353
                                                                 ===============        ===============


     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:


                                                                       March 31,         December 31,
(In thousands)                                                           1999                1998
-------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                    $          5,360        $         5,278
   Valuation  of foreclosed assets
     held for sale                                                           161                    202
   Deferred compensation payable                                             462                    467
   Deferred loan fee income                                                  373                    591
   Mortgage servicing reserves                                               446                    477
   Other                                                                     709                    683
                                                                ----------------        ---------------
      Total deferred tax assets                                            7,511                  7,698
                                                                ----------------        ---------------

Deferred tax liabilities
   Accumulated depreciation                                                 (992)                  (930)
   Available-for-sale securities                                            (375)                  (869)
   Other                                                                    (540)                  (448)
                                                                ----------------        ---------------
      Total deferred tax liabilities                                      (1,907)                (2,247)
                                                                ----------------        ---------------
Net deferred tax assets included in other
      assets on balance sheets                                  $          5,604        $         5,451
                                                                 ===============         ==============

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:


                                                                    March 31,              March 31,
(In thousands)                                                        1999                   1998
-------------------------------------------------------------------------------------------------------
Computed at the statutory rate (34%)                            $          1,622       $          1,562

Increase (decrease) resulting from:
   Tax exempt income                                                        (412)                  (394)
   Other differences, net                                                    285                    185
                                                                 ---------------        ---------------

Actual tax provision                                            $          1,495       $          1,353
                                                                 ===============        ===============


NOTE 7:  LONG-TERM DEBT

     Long-term debt at March 31, 1999 and December 31, 1998, consisted of the following components,


                                                                    March 31,            December 31,
(In thousands)                                                        1999                   1998
-------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                  $         18,000       $         18,000
9.75% note due 2008, secured by land and building                            959                    972
5.36% to 8.41% FHLB advances due 1999 to 2018,
   secured by residential real estate loans                               13,317                 13,677
Trust preferred securities                                                17,250                 17,250
                                                                 ---------------        ---------------

                                                                $         49,526       $         49,899
                                                                 ===============        ===============

     The Company owns a wholly owned grantor trust subsidiary (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the respective Trust and to invest the gross proceeds of such preferred securities into notes of the Company. The sole assets of the Trust are $17.8 million aggregate principal amount of the Company's 9.12% Subordinated Debenture Notes due 2027 which are redeemable beginning in 2002. Such securities qualify as Tier 1 Capital for regulatory purposes.

     Aggregate annual maturities of long-term debt at March 31, 1999 are:

                                                                                            Annual
(In thousands)                                                              Year          Maturities
-------------------------------------------------------------------------------------------------------

                                                                            1999       $          3,120
                                                                            2000                  3,493
                                                                            2001                  3,407
                                                                            2002                  3,319
                                                                            2003                  3,281
                                                                         Thereafter              32,906
                                                                                       ----------------
                                                                          Total        $         49,526
                                                                                        ===============


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

NOTE 9:  UNDIVIDED PROFITS

     The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At March 31, 1999, the bank subsidiaries had approximately $5 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of March 31, 1999, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 14.74% at March 31, 1999.

NOTE 10: STOCK OPTIONS AND RESTRICTED STOCK

     As of March 31, 1999, 295,900 shares of common stock of the Company had been granted through an employee stock option incentive plan. There were 146,120 exercisable options at the end of the first quarter of 1999. Sixty-five thousand six hundred shares have been issued upon exercise of options. As of March 31, 1999, six thousand shares of common stock of the Company had been granted and issued as Bonus Shares of restricted stock.

NOTE 11: ADDITIONAL CASH FLOW INFORMATION


                               Three Months Ended
                                    March 31,
(In thousands)                                              1999                  1998
----------------------------------------------------------------------------------------
Interest paid                                       $       13,912      $        14,100
Income taxes paid                                   $          641      $            44


NOTE 12: CERTAIN TRANSACTIONS

     From time to time the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families, and from time to time directors, officers and their associates and members of their immediate families have placed deposits with the Company's subsidiary banks. Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

NOTE 13: COMMITMENTS AND CREDIT RISK

     The eight affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 15.9% and 17.1% of the portfolio, as of March 31, 1999 and December 31, 1998, respectively.

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

     At March 31, 1999, the Company had outstanding commitments to extend credit aggregating approximately $160,727,000 and $128,208,000 for credit card commitments and other loan commitments, respectively. At December 31, 1998, the Company had outstanding commitments to extend credit aggregating approximately $152,946,000 and $100,397,000 for credit card commitments and other loan commitments, respectively.

     Letters  of  credit  are  conditional   commitments   issued  by  the  bank
subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $6,408,000 and $5,953,000 at March 31, 1999 and December 31, 1998, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net income for the quarter ended March 31, 1999, was $3,277,000, an increase of $35,000, or 1.1%, over the same period in 1998. Basic earnings per share for the three-month periods ended March 31, 1999 and 1998, were $0.50. Diluted earnings per share for the three-month periods ended March 31, 1999 and 1998, were $0.50 and $0.49, respectively. All financial information has been restated for the mergers with American Bancshares of Arkansas, Inc. ("ABA") and Lincoln Bankshares, Inc. ("LBI"). Both mergers were accounted for as poolings-of-interests

     In connection with the LBI merger, non-recurring merger-related expenses totaled $395,000, or $0.06 per share after tax. If earnings for 1999 were adjusted for the merger-related expenses, diluted earnings would have been $0.56 per share for the quarter ended March 31, 1999.

     The Company's return on average assets and return on average stockholder's equity for the three-month period ended March 31, 1999 was 0.86% and 9.43%, compared to 0.90% and 10.33%, respectively, for the same period in 1998.

     Diluted cash earnings (net income excluding amortization of intangibles) for the first quarter of 1999 and 1998 were $0.55 per share. Cash return on average assets was 0.98% and cash return on average stockholders' equity was 10.44% for the three-month period ended March 31, 1999, compared with 1.02% and 11.51%, respectively, for the same period in 1998.

     Net interest income, the difference between interest income and interest expense, for the three-month period ended March 31, 1999, increased $1,057,000, or 8.0%, when compared to the same period in 1998. During the first quarter, interest income increased $259,000, or 0.9%, while interest expense decreased $798,000, or 5.6%, when compared to the same period in 1998. These figures reflect growth in the loan portfolio and an increase in fees on loans offset by a decline in interest rates from 1998 to 1999.

     The provision for loan losses for the first quarter of 1999 was $1,602,000, compared to $1,268,000 for the same period of 1998, resulting in a $334,000, or 26.3%, increase. The increase from 1998 to 1999 is attributable to growth in loans (March 31, 1998 to March 31, 1999), increased indirect lending, unfavorable weather conditions during the crop production period, general market conditions in the agriculture industry and an increased level of consumer bankruptcies.

     Non-interest income for the first quarter ended March 31, 1999, was $6,369,000, a 13.5% decrease over the $7,367,000 reported for the same period in 1998. This decrease is due to the sale of the Company's mortgage servicing portfolio on June 30, 1998. Total recurring fee income for the three-month period ended March 31, 1999 was up 5.4% compared with the same period in 1998.

     During the three months ended March 31, 1999, non-interest expense decreased $452,000, or 3.1%, over the same period in 1998. This decrease reflects the sale of the Company's mortgage servicing portfolio offset by the normal increase in the cost of doing business and merger-related expenses.

     On June 30, 1998 Simmons First National Bank sold its residential mortgage-servicing portfolio to First Commercial Mortgage Company resulting in a $3.3 million gain. The portfolio consisted of approximately $1.2 billion in residential mortgage loans. The portfolio sale will not have a material impact on future earnings of the Company.

FINANCIAL CONDITION

     Total assets for the Company at March 31, 1999, were $1.525 billion, a decrease of $15 million, or 1.0%, over the same figure at December 31, 1998. Deposits at March 31, 1999, totaled $1.264 billion, an increase of $7 million, or 0.6% from the same figure at December 31, 1998. Stockholders' equity at the end of the first quarter was $140,722,000, an increase of $3,688,000, or 2.7%, from the December 31, 1998 figure.

     Asset  quality  remains  strong  with the  allowance  for loan  losses as a percent of total loans at 1.66% as of March 31, 1999, compared to 1.64% at December 31, 1998. As of March 31, 1999, non-performing loans equaled 1.12% of total loans, while the allowance for loan losses equaled 148.22% of non-performing loans.

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

     Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At March 31, 1999, each bank was within established guidelines and total corporate liquidity was strong. At March 31, 1999, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resell, and mortgage loans held for sale were 22.7% of total assets.

ACQUISITIONS

     In December 1998, the Company and ABA merged in a pooling-of-interests transaction. Stockholders of ABA received 464,885 shares of Simmons First National Corporation stock in exchange for ABA shares in the transaction. ABA owned American State Bank ("ASB"), Charleston, Arkansas with assets, as of December 31, 1998, of $90 million. The Company merged ASB into Simmons First National Bank during the first quarter of 1999.

     On January 15, 1999, the Company and LBI merged in a pooling-of-interests transaction. Stockholders of LBI received 301,823 shares of Simmons First National Corporation stock in exchange for LBI shares in the transaction. LBI owned the Bank of Lincoln ("BOL"), Lincoln, Arkansas with assets, as of January 15, 1999, of $75 million. The Company plans to merge BOL into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

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

     In 1996, as part of its strategic plan to provide quality customer service, introduce new products, and improve operating efficiencies, the Company began converting all of its core banking related software and hardware systems to state-of-the-art technology. These conversions were completed in 1998. As a byproduct of this effort, the Year 2000 issue was addressed.

State of Readiness

     The Company has identified the following three key phases for addressing the Year 2000 issues: analysis, testing, and remediation. The Company completed the Year 2000 analysis by identification of mission critical systems, vendors, large borrowers and large depositors requiring assessment and testing. The Company is utilizing both internal and external resources to test its software systems for Year 2000 compliance. At March 31, 1999, the Company's internal missions critical testing was complete. The testing with vendors, payment system providers and third party suppliers will be completed by June 30, 1999. The replacement of non-compliant systems was completed at December 31, 1998. The Company expects to substantially complete all phases by June 30, 1999, in accordance with guidelines established by the Federal Financial Institutions Examination Council (FFIEC).

Costs

     During the three-month period ended March 31, 1999, the Company has no significant expenses related to the Year 2000 issue. The Company is utilizing internal personnel to complete all work associated with the Year 2000 project. Therefore, management believes completion of the Year 2000 modifications and subsequent testing will not have a material effect on the Company's future consolidated results of operations or financial position.

Risks

     Although the Company's Year 2000 readiness is directed at reducing its exposure, there can be no assurance that these efforts will fully mitigate the effect of Year 2000 issues. In the event the Company fails to identify or correct a material Year 2000 problem, there could be disruptions in normal business operations, which could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Additionally, the Company is subject to credit risk to the extent borrowers fail to adequately address Year 2000 issues and to liquidity risk to the extent of deposit withdrawals and to the extent its lenders are unable to provide the Company with funds due to Year 2000 issues. Although it is not possible to quantify the potential impact of these risks at this time, in future years, there may be increases in problem loans, credit losses, and liquidity problems, as well as the risk of litigation and potential losses from litigation related to the foregoing.

Contingency Plans

     The Company has existing disaster recovery plans that address its response to disruptions to business due to natural disasters, civil unrest, utility outages or other occurrences. The Company is in the process of modifying the disaster recovery plans to specifically address Year 2000 issues. The Company intends to complete these contingency plans during the second quarter of 1999. During the remainder of 1999, the contingency plans will be tested and validated.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

     We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 18 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of March 31, 1999 and for the three-months ended March 31, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated February 2, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                      /s/ Baird, Kurtz & Dobson
                                                      -------------------------
                                                        BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
April 29, 1999

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




                                                   Number
Identity(1)    Date of Sale                       of Shares    Price(2)                      Type of Transaction
-----------------------------------------------------------------------------------------------------------------------------------
1 Officer      January, 1999                       1,200         9.625                  Incentive Stock Option
1 Officer      February, 1999                      1,200         9.625                  Incentive Stock Option
7 Officers     March, 1999                         6,900         9.625                  Incentive Stock Option
1 Officer      March, 1999                           300        15.833                  Incentive Stock Option
1 Officer      March, 1999                           700        25.667                  Incentive Stock Option

----------

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



Item 6. Reports on Form 8-K

     The registrant filed Form 8-K on January 20, 1999. The report contained the text of a press release issued by the registrant concerning the completion of the acquisition of Lincoln Bancshares, Inc.

     The registrant filed Form 8-K on March 24, 1999. The report contained the text of a press release issued by the registrant concerning the acquisition of NBC Bank Corp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SIMMONS FIRST NATIONAL CORPORATION
                                       ----------------------------------
                                                   (Registrant)



Date:    May 10, 1999                             /s/ J. Thomas May
      ----------------                 --------------------------------------
                                       J. Thomas May,  Chairman,
                                       President and  Chief Executive Officer



Date:   May 10, 1999                             /s/ Barry L. Crow
    -----------------                 --------------------------------------
                                       Barry L. Crow, Executive Vice President
                                         and Chief Financial Officer