Form 10-Q
period 1999-06-30
SIMMONS FIRST NATIONAL CORP
filed 1999-08-09
CIK 90498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1999                   Commission File Number 06253
                   -------------                                          -----


                       SIMMONS FIRST NATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)


             Arkansas                                   71-0407808
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


           501 Main Street Pine Bluff, Arkansas                    71601
-------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code             870-541-1000
                                                               ------------


                                 Not Applicable
-------------------------------------------------------------------------------
Former name,former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X    NO
                                       ---



Indicate the number of shares outstanding of each of issuer's classes of common stock.

                            Class A, Common     6,527,388
                            Class B, Common     None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


                                                                        Page No.

Part I:     Summarized Financial Information

                     Consolidated Balance Sheets --
                           June 30, 1999 and December 31, 1998              3-4

                     Consolidated Statements of Income --
                           Three months and six months ended
                           June 30, 1999 and 1998                             5

                     Consolidated Statements of Cash Flows --
                           Six months ended June 30, 1999 and 1998            6

                     Consolidated Statements of Changes in Stockholders' Equity
                           Six months ended June 30, 1999 and 1998            7

                     Notes to Consolidated Financial Statements            8-17

                     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations            18-22

                     Review by Independent Certified Public Accountants      23

Part II:    Other    Information                                          24-26

Part I:  Summarized Financial Information


                                                     Simmons First National Corporation
                                                        Consolidated Balance Sheets
                                                     June 30, 1999 and December 31, 1998


                                                                   ASSETS


                                                                                              June 30,         December 31,
(In thousands)                                                                                 1999              1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash and non-interest bearing balances due from banks                                       $    49,715    $    50,139
Interest bearing balances due from banks                                                          6,982         28,461
Federal funds sold and securities purchased
   under agreements to resell                                                                    11,150         51,240
                                                                                            -----------    -----------
     Cash and cash equivalents                                                                   67,847        129,840

Investment securities                                                                           354,305        351,594
Mortgage loans held for sale                                                                      9,062         12,641
Assets held in trading accounts                                                                  10,529             78
Loans                                                                                           973,618        968,410
   Allowance for loan losses                                                                    (16,337)       (15,918)
                                                                                             ----------    -----------
     Net loans                                                                                  957,281        952,492

Premises and equipment                                                                           37,367         35,271
Foreclosed assets held for sale, net                                                              1,616          1,610
Interest receivable                                                                              13,704         14,346
Intangible assets, net                                                                           28,471         28,513
Other assets                                                                                     15,591         14,087
                                                                                            -----------    -----------

         TOTAL ASSETS                                                                     $   1,495,773   $  1,540,472
                                                                                           ============    ===========


See Notes to Consolidated Financial Statements.




                                                     Simmons First National Corporation
                                                        Consolidated Balance Sheets
                                                     June 30, 1999 and December 31, 1998


                                                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             June 30,        December 31,
(In thousands)                                                                                 1999              1998
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES                                                                                 (Unaudited)
Non-interest bearing transaction accounts                                                 $     158,788   $    161,488
Interest bearing transaction accounts and savings deposits                                      401,718        402,784
Time deposits                                                                                   666,891        692,482
                                                                                            -----------    -----------
     Total deposits                                                                           1,227,397      1,256,754
Federal funds purchased and securities sold
   under agreements to repurchase                                                                55,259         71,432
Short-term debt                                                                                   5,714          1,444
Long-term debt                                                                                   49,783         49,899
Accrued interest and other liabilities                                                           15,677         23,909
                                                                                            -----------    -----------
     Total liabilities                                                                        1,353,830      1,403,438
                                                                                            -----------    -----------

STOCKHOLDERS' EQUITY

Capital stock
   Class A, common, par value $1 a share, authorized 30,000,000 shares 6,527,388 issued and outstanding
    at 1999 and 6,454,135 at 1998                                                                 6,527          6,454
Surplus                                                                                          48,257         45,791
Undivided profits                                                                                88,336         83,261
Accumulated other comprehensive income
   Unrealized (depreciation) appreciation on available-for-sale securities, net of income tax credit of $671 at 1999 and
         income taxes of $869 at 1998                                                            (1,177)         1,528
                                                                                            -----------     ----------

   Total stockholders' equity                                                                   141,943        137,034
                                                                                            -----------     ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $   1,495,773   $  1,540,472
                                                                                           ============    ===========



See Notes to Consolidated Financial Statements.



                                                     Simmons First National Corporation
                                                      Consolidated Statements of Income
                                           Three Months and Six Months Ended June 30, 1999 and 1998

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
(In thousands, except per share data)                               1999         1998        1999         1998
                                                                       (Unaudited)              (Unaudited)
---------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans                                                        $   21,783   $  20,998    $  43,068    $ 41,498
   Federal funds sold and securities purchased
     under agreements to resell                                        490         926        1,392       2,098
   Investment securities                                             4,941       5,477        9,972      10,883
   Mortgage loans held for sale, net of unrealized gains (losses)      180         117          377         233
   Assets held in trading accounts                                      16          38           33          60
   Interest bearing balances due from banks                            158          88          344         231
                                                                ----------   ---------    ---------     -------
         TOTAL INTEREST INCOME                                      27,568      27,644       55,186      55,003
                                                                ----------   ---------    ---------     -------

INTEREST EXPENSE
   Deposits                                                         11,082      12,383       22,638      24,750
   Federal funds purchased and securities sold
     under agreements to repurchase                                    536         688        1,331       1,369
   Short-term debt                                                      18          53           42          96
   Long-term debt                                                      968       1,046        1,929       2,089
                                                                ----------   ---------    ---------    --------
         TOTAL INTEREST EXPENSE                                     12,604      14,170       25,940      28,304
                                                                ----------   ---------    ---------     -------

NET INTEREST INCOME                                                 14,964      13,474       29,246      26,699
   Provision for loan losses                                         1,691       3,843        3,293       5,111
                                                                ----------   ---------    ---------     -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                    13,273       9,631       25,953      21,588
                                                                ----------   ---------    ---------     -------
NON-INTEREST INCOME
   Trust income                                                        879         749        1,887       1,561
   Service charges on deposit accounts                               1,666       1,561        3,206       3,019
   Other service charges and fees                                      341         388          859         809
   Income on sale of mortgage loans, net of commissions                417         402        1,028       1,033
   Income on investment banking, net of commissions                    106         547          240         817
   Credit card fees                                                  2,460       2,369        4,698       4,518
   Mortgage servicing fees                                              --       1,232           --       2,610
   Other income                                                        579         659          899         873
   Gain on sale of mortgage servicing                                   --       3,273           --       3,273
   Gains on sale of securities, net                                     --          15           --          49
                                                                ----------   ---------    ---------     -------
         TOTAL NON-INTEREST INCOME                                   6,448      11,195       12,817      18,562
                                                                ----------   ---------    ---------     -------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    7,486       7,628       15,091      15,164
   Occupancy expense, net                                              815         930        1,613       1,832
   Furniture and equipment expense                                   1,094       1,027        2,243       2,028
   Loss on foreclosed assets                                            33         327          153         527
   Merger-related                                                       --          --          395          --
   Other operating expenses                                          4,512       5,488        8,722      10,578
                                                                 ---------   ---------    ---------     -------
         TOTAL NON-INTEREST EXPENSE                                 13,940      15,400       28,217      30,129
                                                                 ---------   ---------    ---------     -------
INCOME BEFORE INCOME TAXES                                           5,781       5,426       10,553      10,021
   Provision for income taxes                                        1,700       1,604        3,195       2,957
                                                                ----------   ---------    ---------     -------
NET INCOME                                                      $    4,081   $   3,822    $   7,358    $  7,064
                                                                 =========    ========     ========     =======
BASIC EARNINGS PER SHARE                                        $     0.63   $    0.60    $    1.13    $   1.10
                                                                 =========    ========     ========     =======
DILUTED EARNINGS PER SHARE                                      $     0.62   $    0.59    $    1.12    $   1.08
                                                                 =========    ========     ========     =======

See Notes to Consolidated Financial Statements.



                                                     Simmons First National Corporation
                                                    Consolidated Statements of Cash Flows
                                                   Six Months Ended June 30, 1999 and 1998



                                                                                     June 30,         June 30,
(In thousands)                                                                         1999             1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                        (Unaudited)
   Net income                                                                       $    7,358      $     7,064
   Items not requiring (providing) cash
     Depreciation and amortization                                                       2,924            3,647
     Provision for loan losses                                                           3,293            5,111
     Net accretion of investment securities                                               (181)            (254)
     Deferred income taxes                                                                (313)          (2,379)
     Provision for foreclosed assets                                                       110              136
     Gain on sale of mortgage servicing                                                     --           (3,273)
     Gains on sale of securities, net                                                       --              (49)
   Changes in
     Interest receivable                                                                   642              (99)
     Mortgage loans held for sale                                                        3,579            1,502
     Assets held in trading accounts                                                   (10,451)             407
Other assets                                                                            (1,504)            (176)
     Accrued interest and other liabilities                                             (6,341)           4,797
     Income taxes payable                                                                 (473)           2,658
                                                                                      --------        ---------
         Net cash (used in) provided by operating activities                            (1,357)          19,092
                                                                                      --------        ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                                            (8,543)         (46,830)
   Sale of mortgage servicing                                                               --            6,311
   Purchase of premises and equipment, net                                              (3,796)          (2,833)
   Proceeds from sale of foreclosed assets                                                 345              672
   Proceeds from sale of available-for-sale securities                                      --            1,500
   Proceeds from maturities of available-for-sale securities                            70,608          107,166
   Purchases of available-for-sale  securities                                         (79,512)        (114,618)
   Proceeds from maturities of held-to-maturity  securities                             31,822           33,360
   Purchases of held-to-maturity  securities                                           (28,153)         (27,860)
                                                                                      --------        ---------
         Net cash used in investing activities                                         (17,229)         (43,132)
                                                                                      --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                                 (29,357)           2,399
   Net proceeds (repayments) of short-term debt                                          4,270             (697)
   Dividends paid                                                                       (2,283)          (1,778)
   Proceeds from issuance of long-term debt                                              1,300              305
   Repayments of long-term debt                                                         (1,416)            (760)
   Net (decrease) increase in federal funds purchased
    and securities sold under agreements to repurchase                                 (16,173)           2,309
   Issuance of common stock, net                                                           252              243
                                                                                      --------        ---------
         Net cash (used in) provided by financing activities                           (43,407)           2,021
                                                                                      --------        ---------
DECREASE IN CASH AND
   CASH EQUIVALENTS                                                                    (61,993)         (22,019)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                   129,840          137,762
                                                                                      --------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  67,847       $  115,743
                                                                                      ========        =========

See Notes to Consolidated Financial Statements.



                                                     Simmons First National Corporation
                                          Consolidated Statements of Changes in Stockholders' Equity
                                                   Six Months Ended June 30, 1999 and 1998

                                                                       Accumulated
                                                                          Other
                                              Common                  Comprehensive   Undivided
(In thousands, except per share data)          Stock      Surplus        Income        Profits       Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997,                 $   6,191   $  46,015      $     1,216    $  67,590   $ 121,012
   as previously reported
   Adjustment for pooling-of-interest             245        (485)              --        4,619       4,379
                                             --------    --------        ---------     --------    --------

Balance, December 31, 1997, as restated         6,436      45,530            1,216       72,209     125,391
   Comprehensive income
    Net income                                     --          --               --        7,064       7,064
    Change in unrealized appreciation on
       available-for-sale securities, net of
       income taxes of $3                          --          --                6           --           6
                                                                                                   --------
   Comprehensive income                                                                               7,070
   Exercise of stock options--14,900 shares        15         251               --           --         266
   Other stock transaction of pooled
      institution prior to pooling                 --         (17)              --           --         (17)
   Securities exchanged under stock option plan    --         (23)              --           --         (23)
   Cash dividends declared
      Common stock ($0.31 per share)               --          --               --       (1,778)     (1,778)
      Pooled institutions prior to pooling         --          --               --           --          --
                                             --------    --------        ---------     --------    --------

Balance, June 30, 1998                          6,451      45,741            1,222       77,495     130,909
   Comprehensive income
    Net income                                     --          --               --        7,775       7,775
    Change in unrealized appreciation on
      available-for-sale securities, net of
      income taxes  of $174                        --          --              306           --         306
                                                                                                   --------
   Comprehensive income                                                                               8,081
   Exercise of stock options--3,800 shares          3          50               --           --          53
   Cash dividends declared
      Common stock ($0.33 per share)               --          --               --       (1,976)     (1,976)
      Pooled institutions prior to pooling         --          --               --          (33)        (33)
                                             --------    --------        ---------     --------    --------

Balance, December 31, 1998                      6,454      45,791            1,528       83,261     137,034
   Comprehensive income
    Net income                                     --          --               --        7,358       7,358
    Change in unrealized appreciation on
      available-for-sale securities, net of
      income tax credit of $1,542                  --          --           (2,705)          --      (2,705)
                                                                                                   --------
   Comprehensive income                                                                               4,653
   Exercise of stock options--16,600 shares        16         247               --           --         263
   Securities exchanged under stock option plan    --         (11)              --           --         (11)
   Common stock issued in connection with the
    purchase of the minority shares of  the Bank
    of Lincoln - 56,997 shares                     57       2,230               --           --       2,287
   Cash dividends declared ($0.35 per share)       --          --               --       (2,283)     (2,283)
                                             --------    --------        ---------     --------    --------

Balance, June 30, 1999                      $   6,527   $  48,257       $   (1,177)   $  88,336   $ 141,943
                                             ========    ========        =========     ========     =======

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

     The computation of per share earnings for the six months ended June 30, 1999 and 1998 is as follows:



(In thousands, except per share data)                                                  1999              1998
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                           $   7,358         $  7,064
                                                                                      --------          -------

Average common shares outstanding                                                        6,515            6,443
Average common share stock options outstanding                                              77              124
                                                                                     ---------          -------
Average diluted common shares                                                            6,592            6,567
                                                                                     ---------          -------

Basic earnings per share                                                             $    1.13         $   1.10
                                                                                      ========          =======
Diluted earnings per share                                                           $    1.12         $   1.08
                                                                                      ========          =======

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

     On January 15, 1999, the Company acquired all the common stock of LBI. Stockholders of LBI received 301,823 shares of Simmons First National Corporation stock in exchange for LBI shares in the transaction. LBI owned the Bank of Lincoln, Lincoln, Arkansas with assets, as of January 15, 1999, of $75 million. This acquisition was accounted for as a pooling-of-interests, except for the acquisition of the minority shares (17.9%) of the Bank of Lincoln, which were accounted for on a purchase accounting basis. The Company merged the Bank of Lincoln into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

NOTE 3:  INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:



                                           June 30,                                  December 31,
                                             1999                                       1998
                         -------------------------------------------  -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury           $   17,341   $    67  $    (59) $   17,349  $   25,116    $   424  $    (1)  $   25,539
U.S. Government
  agencies                  32,149       136      (550)     31,735      35,770        474      (48)      36,196
Mortgage-backed
  securities                 1,770         2        (4)      1,768       2,348         18      (13)       2,353
State and political
  subdivisions              98,987     1,144      (637)     99,494      99,385      2,343      (74)     101,654
Other securities                88        --        --          88          92          3       --           95
                         ---------    ------     -----   ---------   ---------     ------   ------    ---------
                        $  150,335   $ 1,349  $ (1,250)$   150,434  $  162,711    $ 3,262  $  (136)  $  165,837
                         =========    ======    ======   =========   =========     ======   ======    =========

Available-for-Sale

U.S. Treasury           $   53,057   $   364  $   (56) $   53,365  $   51,047    $ 1,078  $    --   $   52,125
U.S. Government
  agencies                 143,042        24   (3,309)    139,757     125,527        417     (142)     125,802
Mortgage-backed
  securities                   415         3       (4)        414         996         --       (1)         995
State and political
  subdivisions                 434         2       --         436         440          4       --          444
Other securities             8,868     1,427     (297)      9,998       8,246      1,523     (252)       9,517
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  205,816   $ 1,820  $(3,666) $  203,970  $  186,256    $ 3,022  $  (395)  $  188,883
                         =========    ======   ======   =========   =========     ======   ======     ========


     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $208,107,000 at June 30, 1999 and $217,606,000 at December 31, 1998.

     The book value of securities sold under agreements to repurchase amounted to $30,464,000 and $24,742,000 for June 30, 1999 and December 31, 1998,
respectively.

     Income earned on securities for the six months ended June 30, 1999 and 1998 is as follows:



(In thousands)                                                                         1999              1998
-------------------------------------------------------------------------------------------------------------------
Taxable
  Held-to-maturity                                                                   $   1,641         $  2,848
  Available-for-sale                                                                     5,924            5,778

Non-taxable
  Held-to-maturity                                                                       2,398            2,248
  Available-for-sale                                                                         9                9
                                                                                      --------          -------

         Total                                                                       $   9,972         $ 10,883
                                                                                      ========          =======

     Maturities of investment securities at June 30, 1999 are as follows:


                                                Held-to-Maturity           Available-for-Sale
                                               -------------------        --------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-------------------------------------------------------------------------------------------------
One year or less                            $    18,328   $    18,395   $    39,767    $   39,882
After one through five years                     70,540        70,602       105,901       104,489
After five through ten years                     53,499        52,977        51,192        49,516
After ten years                                   7,880         8,372            88            85
Other securities                                     88            88         8,868         9,998
                                             ----------    ----------    ----------     ---------
         Total                              $   150,335   $   150,434   $   205,816    $  203,970
                                             ==========    ==========    ==========     =========


     The gross realized gains of $0 and $49,000 and gross realized losses of $0 and $0 at June 30, 1999 and 1998, respectively, were the result of sales and/or calls of available-for-sale securities in 1998. Proceeds from sales of available-for-sale securities in 1998 were $1,500,000.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:

                                                                             June 30,       December 31,
(In thousands)                                                                 1999             1998
----------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                            $     150,965     $    165,622
   Student loans                                                                  66,079           66,134
   Other consumer                                                                155,064          146,411
Real estate
   Construction                                                                   50,590           60,487
   Single family residential                                                     174,270          173,769
   Other commercial                                                              214,692          203,479
Commercial
   Commercial                                                                    110,142           98,948
   Agricultural                                                                   43,537           40,706
   Financial institutions                                                          4,369            5,656
Other                                                                              3,910            7,198
                                                                            ------------      -----------
Total loans before allowance for loan losses                               $     973,618     $    968,410
                                                                            ============      ===========


     During the first six months of 1999, foreclosed assets held for sale increased $6,000 to $1,616,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at June 30, 1999, were $10,000, $6,376,000 and $3,176,000, respectively, bringing the total of non-performing assets to $11,178,000.

     Transactions in the allowance for loan losses are as follows:


                                                                                     June 30,         December 31,
(In thousands)                                                                         1999              1998
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                           $  15,918         $ 14,179
Additions
   Provision charged to expense                                                          3,293            5,111
                                                                                     ---------         --------
                                                                                        19,211           19,290
Deductions
   Losses charged to allowance, net of recoveries
     of $521 and $364 for the first six months of
     1999 and 1998, respectively                                                         2,874            2,807
                                                                                      --------          -------

Balance, June 30                                                                    $   16,337         $ 16,483
                                                                                     =========          -------

Additions
   Provision charged to expense                                                                           3,118
                                                                                                         19,601
Deductions
   Losses charged to allowance, net of recoveries
     of $431 for the last six months of
     1998                                                                                                 3,683
                                                                                                        -------

Balance, end of year                                                                                   $ 15,918
                                                                                                        =======

     At June 30, 1999 and December 31, 1998, impaired loans totaled $11,711,000 and $12,471,000, respectively, all of which had reserves allocated. An allowance of $2,448,000 and $2,768,000 for possible losses related to those loans at June 30, 1999 and December 31, 1998, respectively.

     Interest of $281,000 and $254,000 was recognized on average impaired loans of $12,830,000 and $11,253,000 as of June 30, 1999 and 1998, respectively.
Interest recognized on impaired loans on a cash basis during the first six months of 1999 and 1998 was immaterial.

NOTE 5:  TIME DEPOSITS

     Time deposits include approximately $180,539,000 and $196,202,000 of certificates of deposit of $100,000 or more at June 30, 1999, and December 31, 1998, respectively.

NOTE 6:  INCOME TAXES

     The provision for income taxes is comprised of the following components:



                                                                    June 30,               June 30,
(In thousands)                                                        1999                   1998
-------------------------------------------------------------------------------------------------------
Income taxes currently payable                                  $          3,508       $          5,336
Deferred income taxes                                                       (313)                (2,379)
                                                                 ---------------        ---------------
Provision for income taxes                                      $          3,195       $          2,957
                                                                 ===============        ===============

     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:



                                                                       June 30,          December 31,
(In thousands)                                                           1999                1998
-------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                    $          5,818       $          5,278
   Valuation  of foreclosed assets
     held for sale                                                           160                    202
   Deferred compensation payable                                             456                    467
   Deferred loan fee income                                                  635                    591
   Mortgage servicing reserve                                                435                    477
   Available-for-sale securities                                             671                     --
   Other                                                                     716                    683
                                                                     -----------              ---------
      Total deferred tax assets                                            8,891                  7,698
                                                                     -----------              ---------

Deferred tax liabilities
   Accumulated depreciation                                               (1,032)                  (930)
   Available-for-sale securities                                              --                   (869)
   Other                                                                    (555)                  (448)
                                                                    ------------              ---------
      Total deferred tax liabilities                                      (1,587)                (2,247)
                                                                    ------------              ---------
Net deferred tax assets included in other
      assets on balance sheets                                  $          7,304       $          5,451
                                                                    ============              =========

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:





                                                                    June 30,               June 30,
(In thousands)                                                        1999                   1998
-------------------------------------------------------------------------------------------------------
Computed at the statutory rate (34%)                            $          3,588       $          3,407

Increase (decrease) resulting from:
   Tax exempt income                                                        (838)                  (796)
   Other differences, net                                                    445                    346
                                                                 ---------------        ---------------

Actual tax provision                                            $          3,195       $          2,957
                                                                 ===============        ===============


NOTE 7:  LONG-TERM DEBT

     Long-term debt at June 30, 1999 and December 31, 1998, consisted of the following components,


                                                                    June 30,              December 31,
(In thousands)                                                        1999                   1998
-------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                  $         18,000       $         18,000
9.75% note due 2008, secured by land and building                            945                    972
5.36% to 8.41% FHLB advances due 1999 to 2018,
   secured by residential real estate loans                               13,588                 13,677
Trust preferred securities                                                17,250                 17,250
                                                                 ---------------        ---------------

                                                                $         49,783       $         49,899
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

     Aggregate annual maturities of long-term debt at June 30, 1999 are:

                                                                                            Annual
(In thousands)                                                        Year                Maturities
-------------------------------------------------------------------------------------------------------
                                                                            1999       $          2,745
                                                                            2000                  3,490
                                                                            2001                  3,404
                                                                            2002                  3,316
                                                                            2003                  3,277
                                                                         Thereafter              33,551
                                                                                         --------------

                                                                           Total        $        49,783
                                                                                         --------------



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

NOTE 9:  UNDIVIDED PROFITS

     The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At June 30, 1999, the bank subsidiaries had approximately $7 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of June 30, 1999, each of the seven subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 14.63% at June 30, 1999.

NOTE 10: STOCK OPTIONS AND RESTRICTED STOCK

     As of June 30, 1999, 295,600 shares of common stock of the Company had been granted through an employee stock option incentive plan. There were 152,120 exercisable options at the end of the second quarter of 1999. Sixty-eight thousand nine hundred shares have been issued upon exercise of options. As of June 30, 1999, nine thousand shares of common stock of the Company had been granted and issued as Bonus Shares of restricted stock.

NOTE 11: ADDITIONAL CASH FLOW INFORMATION


                                                                  Six Months Ended
                                                                       June 30,
(In thousands)                                              1999                  1998
----------------------------------------------------------------------------------------
Interest paid                                       $       27,206      $        28,273
Income taxes
   paid                                             $        3,981      $         3,329



     Approximately, $9,000,000 of investment securities previously classified as held-to-maturity was reclassified as available-for-sale during the second quarter of 1999. This was the result the Company merging the Bank of Lincoln into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

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

NOTE 13: COMMITMENTS AND CREDIT RISK

     The seven affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 15.5% and 17.1% of the portfolio, as of June 30, 1999 and December 31, 1998, respectively.

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

     At June 30, 1999, the Company had outstanding commitments to extend credit aggregating approximately $162,972,000 and $100,100,000 for credit card commitments and other loan commitments, respectively. At December 31, 1998, the Company had outstanding commitments to extend credit aggregating approximately $152,946,000 and $100,397,000 for credit card commitments and other loan commitments, respectively.

     Letters  of  credit  are  conditional   commitments   issued  by  the  bank
subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $6,212,000 and $5,953,000 at June 30, 1999 and December 31, 1998, respectively, with terms ranging from 90 days to one year.

NOTE 14: SUBSEQUENT EVENT

     On July 9, 1999, the Company acquired all the common stock of NBC Bank Corp. in exchange for 784,887 shares of the Company's common stock. NBC Bank Corp. owned National Bank of Commerce, El Dorado, Arkansas with assets of $155 million, as of July 9, 1999. The Company changed the name of National Bank of Commerce to Simmons First Bank of El Dorado, N.A. The Company will operate Simmons First Bank of El Dorado, N.A. as a separate community bank with the same board of directors, management and staff. This acquisition will be accounted for as a pooling-of-interests.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net income for the quarter ended June 30, 1999, was $4,081,000, compared to net income of $3,822,000 for the same period in 1998. This represents a $259,000, or 6.8% increase in the 1999 earnings over 1998. Diluted earnings per share increased 5.1% to $0.62 in the second quarter of 1999 from $0.59 in the same period of 1998. The Company's return on average assets and return on average stockholder's equity for the three-month period ended June 30, 1999 was 1.08% and 11.48%, compared to 1.02% and 11.80%, respectively, for the same period in 1998. All financial information has been restated for the mergers with American Bancshares of Arkansas, Inc. ("ABA") and Lincoln Bankshares, Inc. ("LBI").

     Operating earnings (net income excluding merger-related expenses) for the six-month period ended June 30, 1999, were $7,753,000, or an increase of $689,000 over the June 30, 1998 earnings of $7,064,000. Diluted operating earnings per share increased 9.3% to $1.18 for the six-month period ended June 30, 1999 from $1.08 in the same period of 1998. Operating return on average assets and operating return on average stockholders' equity for the six-month period ended June 30, 1999, was 1.02% and 10.99%, compared to 0.95% and 11.06%, respectively, for the same period in 1998. In connection with the merger of Lincoln Bankshares, Inc, during the first quarter 1999 merger-related expenses totaled $395,000, or $0.06 per share after tax.

     Diluted cash operating earnings (net income excluding amortization of intangibles and merger-related expenses) for the second quarter of 1999 were $0.68 per share compared with $0.64 for the second quarter of 1998, reflecting a 6.3% increase. Year-to-date diluted cash operating earnings on a per share basis as of June 30, 1999 were $1.30 compared to $1.20 at June 30, 1998, reflecting a 8.3% increase. Cash operating return on average assets was 1.15% and cash operating return on average stockholders' equity was 12.30% for the six-month period ended June 30, 1999, compared with 1.08% and 12.35%, respectively, for the same period in 1998.

     Net interest income, the difference between interest income and interest expense, for the three-month period ended June 30, 1999, increased $1,490,000, or 11.1%, when compared to the same period in 1998. During the second quarter, interest income decreased $76,000, or 0.3%, while interest expense decreased $1,566,000, or 11.1%, when compared to the same period in 1998. For the six-months ended June 30, 1999 and 1998, net interest income was $29,246,000 and $26,699,000, respectively. This represents an increase of $2,547,000, or 9.5%. Year-to-date interest income for the six-month periods ended June 30, 1999 and 1998 was up $183,000, to $55,186,000, over the $55,003,000 reported as for June
30, 1998, which signifies a 0.3% increase. Year-to-date interest expense at June 30, 1999 and 1998, was $25,940,000 and $28,304,000, respectively, which equates to a 8.4% decrease. These figures reflect growth in the loan portfolio (June 30, 1998 to June 30, 1999) and an increase in fees on loans offset by a decline in interest rates from 1998 to 1999.

     The provision for loan losses for the second quarter of 1999 was $1,691,000, compared to $3,843,000 for the same period of 1998, resulting in a $2,152,000 or 56.0%, decrease. For the six months ended June 30, 1999 and 1998, the provision was $3,293,000 and $5,111,000, respectively, resulting in a 35.6% decrease. The decrease from 1998 to 1999 is attributable to an abnormally high provision during the second quarter of 1998. The provision in the second quarter of 1998 was increased as a result of growth in loans, increased indirect lending, unfavorable weather conditions during the crop production period, general market conditions in the agriculture industry and an increased level of consumer bankruptcies.

     Non-interest income for the second quarter ended June 30, 1999, was $6,448,000, a 42.4% decrease over the $11,195,000 reported for the same period in 1998. For the six-months ended June 30, 1999, non-interest income was $12,817,000, a 31.0% decrease from the $18,562,000 reported for the same period in 1998. These decreases are primarily due to the sale of the Company's mortgage servicing portfolio on June 30, 1998. Total recurring non-interest income for the six-month period ended June 30, 1999 was up 1.5% when compared with the same period in 1998.

     During the three months ended June 30, 1999, non-interest expense decreased $1,460,000, or 9.5%, over the same period in 1998. Year-to-date non-interest expense was $28,217,000 at June 30, 1999, compared to $30,129,000, for the same period ended June 30, 1998. These decreases reflect the sale of the Company's mortgage servicing portfolio and $500,000 of Year 2000 expenses during 1998 offset by the normal increase in the cost of doing business and merger-related expenses during 1999.

     On June 30, 1998, Simmons First National Bank sold its residential mortgage-servicing portfolio resulting in a $3.3 million gain. The portfolio consisted of approximately $1.2 billion in residential mortgage loans. The portfolio sale will not have a material impact on future earnings of the Company.

FINANCIAL CONDITION

     Total assets for the Company at June 30, 1999, were $1.496 billion, a decrease of $44 million, or 2.9%, over the same figure at December 31, 1998. Deposits at June 30, 1999, totaled $1.227 billion, a decrease of $30 million, or 2.4% from the same figure at December 31, 1998. Stockholders' equity at the end of the second quarter was $141,943,000, an increase of $4,909,000, or 3.6%, from the December 31, 1998 figure.

     Asset  quality  remains  strong  with the  allowance  for loan  losses as a percent of total loans at 1.68% as of June 30, 1999, compared to 1.64% at December 31, 1998. As of June 30, 1999, non-performing loans equaled 0.98% of total loans, while the allowance for loan losses equaled 171.03% of non-performing loans.

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

     Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At June 30, 1999, each bank was within established guidelines and total corporate liquidity was strong. At June 30, 1999, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resell, and mortgage loans held for sale were 19.5% of total assets.

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

     On January 15, 1999, the Company and LBI merged in a pooling-of-interests transaction, except for the acquisition of the minority shares (17.9%) of the Bank of Lincoln, which were accounted for on a purchase accounting basis. Stockholders of LBI received 301,823 shares of Simmons First National Corporation stock in exchange for LBI shares in the transaction. LBI owned the Bank of Lincoln ("BOL"), Lincoln, Arkansas with assets, as of January 15, 1999, of $75 million. The Company merged BOL into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

     On July 9, 1999, the Company acquired all the common stock of NBC Bank Corp. in exchange for 784,887 shares of the Company's common stock. NBC Bank Corp. owned National Bank of Commerce, El Dorado, Arkansas with assets of $155 million, as of July 9, 1999. The Company changed the name of National Bank of Commerce to Simmons First Bank of El Dorado, N.A. The Company will operate Simmons First Bank of El Dorado, N.A. as a separate community bank with the same board of directors, management and staff. This acquisition will be accounted for as a pooling-of-interests.

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

State of Readiness

     The Company has identified the following key phases for addressing the Year 2000 issues: analysis, testing, remediation and implementation. The Company completed the Year 2000 analysis by identification of mission critical systems, vendors, large borrowers and large depositors requiring assessment and testing. The Company utilized both internal and external resources to test its software systems for Year 2000 compliance. At March 31, 1999, the Company's internal missions critical testing was complete. The testing with vendors, payment system providers and third party suppliers was substantially complete by June 30, 1999. The replacement of non-compliant systems is complete. During the remainder of 1999, the Company will ensure that new systems or subsequent changes to certified systems are compliant with Year 2000 requirements. The Company has substantially completed all phases, in accordance with guidelines established by the Federal Financial Institutions Examination Council (FFIEC).

Costs

     During the six-month period ended June 30, 1999, the Company had no significant expenses related to the Year 2000 issue. The Company is utilizing internal personnel to complete all work associated with the Year 2000 project. Therefore, management believes completion of the Year 2000 modifications and subsequent testing will not have a material effect on the Company's future consolidated results of operations or financial position.

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

Contingency Plans

     The Company has existing disaster recovery plans that address its response to disruptions to business due to natural disasters, civil unrest, utility outages or other occurrences. The Company has modified the disaster recovery plans to specifically address Year 2000 issues. The Company completed these contingency plans during the second quarter of 1999. As of June 30, 1999, the contingency plans have been tested and validated.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Bank
Pine Bluff, Arkansas

     We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 17 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of June 30, 1999 and for the three-months and six-months ended June 30, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants.

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


Pine Bluff, Arkansas
August 5, 1999

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



                                                 Number
Identity(1)    Date of Sale                    of Shares        Price(2)                 Type of Transaction
----------------------------------------------------------------------------------------------------------------
1 Officer      May, 1999                         3,000            1.0000                  Bonus Stock Plan
1 Officer      May, 1999                         1,500            6.6667                  Incentive Stock Option
1 Officer      May, 1999                           600           25.6667                  Incentive Stock Option
1 Officer      June, 1999                        1,200           20.5000                  Incentive Stock Option


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


Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The annual shareholders meeting of the Company was held on April 27, 1999. The matters submitted to the security holders for approval included setting the number of directors at nine (9) and the election of directors.

     (b) At the annual meeting, all nine (9) incumbent directors were re-elected by proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, without any solicitation in opposition thereto.

     The following table shows the required analysis of the voting by security holders at the annual meeting:



Voting of Shares
                                                                                 Broker
Action                      For                Against          Abstain         Non-Votes

Set Number of
Directors
at Nine (9)                5,172,683            2,235             8,513          384,007

Director Election:

  Ayres                    5,179,873                              3,298          384,007
  Floriani                 5,179,873                              3,298          384,007
  Hutt                     5,179,873                              3,298          384,007
  Makris                   5,179,873                              3,298          384,007
  May                      5,179,873                              3,298          384,007
  Perdue                   5,179,314                              3,298          384,007
  Ryburn                   5,179,873                              3,298          384,007
  Stone                    5,179,873                              3,298          384,007
  Trotter                  5,176,544                              3,298          384,007

Item 6.  Reports on Form 8-K

     The registrant filed Form 8-K on May 21, 1999. The report contained exhibits for the corrected financial data schedule for the period ended March 31, 1999 and restated financial data schedules for December 31, 1998, September 30, 1998, June 30, 1998, March 31, 1998, December 31, 1997, September 30, 1997,
June 30, 1997, March 31, 1997 and December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SIMMONS FIRST NATIONAL CORPORATION
                                       ---------------------------------------
                                                   (Registrant)



Date:    August 5, 1999                /s/ J. Thomas May
     --------------------              ---------------------------------------
                                       J. Thomas May,  Chairman,
                                       President and  Chief Executive Officer



Date:    August 5, 1999               /s/ Barry L. Crow
     --------------------             ----------------------------------------
                                      Barry L. Crow, Executive Vice President
                                      and Chief Financial Officer