Form 10-Q
period 1999-09-30
SIMMONS FIRST NATIONAL CORP
filed 1999-11-10
CIK 90498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1999           Commission File Number 06253
                   ------------------                                  -----


                       SIMMONS FIRST NATIONAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Arkansas                                    71-0407808
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


   501 Main Street   Pine Bluff, Arkansas                             71601
-------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code               870-541-1000
                                                               ----------------
                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                                YES  X     NO
                                    ---       ---



Indicate the number of shares outstanding of each of issuer's classes of common stock.

                    Class A, Common          7,313,775
                    Class B, Common          None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX

Part I:     Summarized Financial Information

               Consolidated Balance Sheets --
                    September 30, 1999 and December 31, 1998              3-4

               Consolidated Statements of Income --
                    Three months and nine months ended
                    September 30, 1999 and 1998                            5

               Consolidated Statements of Cash Flows --
                    Nine months ended September 30, 1999 and 1998          6

               Consolidated Statements of Changes in Stockholders' Equity
                    Nine months ended September 30, 1999 and 1998          7

               Notes to Consolidated Financial Statements               8-17

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     18-22

               Review by Independent Certified Public Accountants         23

Part II:    Other    Information                                       24-25

Part I:  Summarized Financial Information


                                                   Simmons First National Corporation
                                                      Consolidated Balance Sheets
                                                September 30, 1999 and December 31, 1998

                                                                 ASSETS

                                                                                           September 30,     December 31,
(In thousands)                                                                                 1999              1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash and non-interest bearing balances due from banks                                        $   46,765    $   56,649
Interest bearing balances due from banks                                                          4,415        28,469
Federal funds sold and securities purchased
   under agreements to resell                                                                    16,540        54,165
                                                                                              ---------     ---------
     Cash and cash equivalents                                                                   67,720       139,283

Investment securities                                                                           424,026       416,408
Mortgage loans held for sale                                                                      9,969        12,641
Assets held in trading accounts                                                                   1,245            78
Loans                                                                                         1,096,671     1,034,462
   Allowance for loan losses                                                                    (17,580)      (16,812)
                                                                                              ---------     ---------
     Net loans                                                                                1,079,091     1,017,650

Premises and equipment                                                                           40,004        37,834
Foreclosed assets held for sale, net                                                              1,210         2,156
Interest receivable                                                                              16,541        15,481
Intangible assets, net                                                                           27,849        28,513
Other assets                                                                                     17,498        16,966
                                                                                              ---------     ---------

         TOTAL ASSETS                                                                        $1,685,153    $1,687,010
                                                                                              =========     =========


See Notes to Consolidated Financial Statements.

                                                   Simmons First National Corporation
                                                      Consolidated Balance Sheets
                                                September 30, 1999 and December 31, 1998

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          September 30,      December 31,
(In thousands)                                                                                 1999              1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
LIABILITIES
Non-interest bearing transaction accounts                                                    $  170,249    $  180,621
Interest bearing transaction accounts and savings deposits                                      432,722       442,765
Time deposits                                                                                   762,947       757,617
                                                                                              ---------     ---------
     Total deposits                                                                           1,365,918     1,381,003
Federal funds purchased and securities sold
   under agreements to repurchase                                                                89,239        78,367
Short-term debt                                                                                   8,450         1,624
Long-term debt                                                                                   47,416        49,899
Accrued interest and other liabilities                                                           16,638        25,733
                                                                                              ---------     ---------
     Total liabilities                                                                        1,527,661     1,536,626
                                                                                              ---------     ---------

STOCKHOLDERS' EQUITY
Capital stock
   Class A, common, par value $1 a share, authorized
    30,000,000 shares 7,313,775 issued and outstanding
    at 1999 and 7,239,022 at 1998                                                                 7,314         7,239
Surplus                                                                                          50,748        48,271
Undivided profits                                                                               101,497        93,383
Accumulated other comprehensive income
   Unrealized (depreciation) appreciation on available-for-sale securities, net of income tax credit of $1,240 at 1999 and
         income taxes of $848 at 1998                                                            (2,067)        1,491
                                                                                              ---------     ---------

   Total stockholders' equity                                                                   157,492       150,384
                                                                                              ---------     ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,685,153    $1,687,010
                                                                                              =========     =========

See Notes to Consolidated Financial Statements.

                                                   Simmons First National Corporation
                                                   Consolidated Statements of Income
                                        Three Months and Nine Months Ended September 30, 1999 and 1998

                                                                   Three Months Ended        Nine Months Ended
                                                                     September  30,           September  30,
(In thousands, except per share data)                               1999         1998        1999         1998
---------------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)              (Unaudited)
INTEREST INCOME
   Loans                                                          $ 23,992     $ 23,931     $ 69,818    $ 68,457
   Federal funds sold and securities purchased
     under agreements to resell                                        150          720        1,542       2,867
   Investment securities                                             5,958        6,127       17,818      18,846
   Mortgage loans held for sale, net of unrealized gains (losses)      182          148          559         381
   Assets held in trading accounts                                      15           11           48          71
   Interest bearing balances due from banks                            106           92          450         323
                                                                   -------      -------      -------     -------
         TOTAL INTEREST INCOME                                      30,403       31,029       90,235      90,945
                                                                   -------      -------      -------     -------

INTEREST EXPENSE
   Deposits                                                         12,250       13,688       37,029      40,724
   Federal funds purchased and securities sold
     under agreements to repurchase                                    739          693        2,112       2,147
   Short-term debt                                                      74           54          116         150
   Long-term debt                                                      943        1,037        2,872       3,126
                                                                   -------      -------      -------     -------
         TOTAL INTEREST EXPENSE                                     14,006       15,472       42,129      46,147
                                                                   -------      -------      -------     -------

NET INTEREST INCOME                                                 16,397       15,557       48,106      44,798
   Provision for loan losses                                         1,619        1,467        4,962       6,588
                                                                   -------      -------      -------     -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                    14,778       14,090       43,144      38,210
                                                                   -------      -------      -------     -------
NON-INTEREST INCOME
   Trust income                                                      1,239        1,021        3,491       2,922
   Service charges on deposit accounts                               1,749        1,740        5,208       4,992
   Other service charges and fees                                      407          504        1,383       1,423
   Income on sale of mortgage loans, net of commissions                533          596        1,591       1,677
   Income on investment banking, net of commissions                     34          (38)         274         779
   Credit card fees                                                  2,704        2,463        7,402       6,981
   Mortgage servicing fees                                              --          420           --       3,030
   Other income                                                        790          652        1,759       1,576
   Gain on sale of mortgage servicing                                   --           --           --       3,273
   Loss on sale of securities, net                                      --          (61)          --         (12)
                                                                   -------      -------      -------     -------
         TOTAL NON-INTEREST INCOME                                   7,456        7,297       21,108      26,641
                                                                   -------      -------      -------     -------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    8,177        7,978       24,369      24,169
   Occupancy expense, net                                              946        1,013        2,683       2,967
   Furniture and equipment expense                                   1,294        1,072        3,712       3,252
   Loss on foreclosed assets                                           117          135          297         675
   Merger-related                                                    1,448            0        1,843           0
   Other operating expenses                                          4,839        4,909       14,127      16,026
                                                                   -------      -------      -------     -------
         TOTAL NON-INTEREST EXPENSE                                 16,821       15,107       47,031      47,089
                                                                   -------      -------      -------     -------
INCOME BEFORE INCOME TAXES                                           5,413        6,280       17,221      17,762
   Provision for income taxes                                        1,600        1,762        5,131       5,195
                                                                   -------      -------      -------     -------
NET INCOME                                                        $  3,813     $  4,518     $ 12,090    $ 12,567
                                                                   =======      =======      =======     =======
BASIC EARNINGS PER SHARE                                          $   0.53     $   0.63     $   1.66    $   1.74
                                                                   =======      =======      =======     =======
DILUTED EARNINGS PER SHARE                                        $   0.52     $   0.62     $   1.64    $   1.71
                                                                   =======      =======      =======     =======

See Notes to Consolidated Financial Statements.


                                                   Simmons First National Corporation
                                                 Consolidated Statements of Cash Flows
                                             Nine Months Ended September 30, 1999 and 1998

                                                                                   September 30,    September 30,
(In thousands)                                                                         1999             1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                        (Unaudited)
   Net income                                                                        $  12,090        $  12,567
   Items not requiring (providing) cash
     Depreciation and amortization                                                       4,705            5,318
     Provision for loan losses                                                           4,962            6,588
     Net accretion of investment securities                                                (96)            (218)
     Deferred income taxes                                                                (707)          (1,514)
     Provision for foreclosed assets                                                       163              239
     Gain on sale of mortgage servicing                                                     --           (3,273)
     Loss on sale of securities, net                                                        --               12
   Changes in
     Interest receivable                                                                (1,060)            (577)
     Mortgage loans held for sale                                                        2,672             (445)
     Assets held in trading accounts                                                    (1,167)          (9,912)
     Other assets                                                                         (532)            (834)
     Accrued interest and other liabilities                                             (6,377)           3,026
     Income taxes payable                                                                 (906)          (1,030)
                                                                                      --------         --------
         Net cash provided by operating activities                                      13,747            9,947
                                                                                      --------         --------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                                           (66,868)         (59,205)
   Sale of mortgage servicing                                                               --           11,677
   Purchase of premises and equipment, net                                              (5,029)          (5,357)
   Proceeds from sale of foreclosed assets                                               1,248              888
   Proceeds from sale of available-for-sale securities                                      --            1,500
   Proceeds from maturities of available-for-sale securities                           109,941          162,029
   Purchases of available-for-sale  securities                                        (119,854)        (162,562)
   Proceeds from maturities of held-to-maturity  securities                             40,639           53,783
   Purchases of held-to-maturity  securities                                           (41,806)         (48,829)
                                                                                      --------         --------
         Net cash used in investing activities                                         (81,729)         (46,076)
                                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in deposits                                                            (15,085)         (12,797)
   Net proceeds (repayments) of short-term debt                                          6,826           (3,316)
   Dividends paid                                                                       (3,976)          (3,072)
   Proceeds from issuance of long-term debt                                              1,300              305
   Repayments of long-term debt                                                         (3,783)          (4,159)
    Net increase in federal funds purchased and
    securities sold under agreements to repurchase                                      10,872            6,275
   Issuance of common stock, net                                                           265              261
                                                                                      --------         --------
         Net cash used in financing activities                                          (3,581)         (16,503)
                                                                                      --------         --------
DECREASE IN CASH AND
   CASH EQUIVALENTS                                                                    (71,563)         (52,632)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                   139,283          146,802
                                                                                      --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  67,720        $  94,170
                                                                                      ========         ========

See Notes to Consolidated Financial Statements.


                                                   Simmons First National Corporation
                                       Consolidated Statements of Changes in Stockholders' Equity
                                             Nine Months Ended September 30, 1999 and 1998

                                                                          Accumulated
                                                                             Other
                                                    Common               Comprehensive   Undivided
(In thousands, except per share data)               Stock      Surplus       Income       Profits       Total
--------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997,                     $   6,191   $  46,015     $   1,216      $ 67,590    $ 121,012
   as previously reported
   Adjustment for pooling-of-interest               1,030       1,995          (133)       14,224       17,116
                                                ---------   ---------      --------      --------     --------

Balance, December 31, 1997, as restated             7,221      48,010         1,083        81,814      138,128
   Comprehensive income
      Net income                                       --          --            --        12,567       12,567
      Change in unrealized appreciation on
         available-for-sale securities, net of
         income taxes of $386                          --          --           679            --          679
                                                                                                      --------
   Comprehensive income                                                                                 13,246
   Exercise of stock options--17,200 shares            17         284            --            --          301
   Other stock transaction of pooled
      institution prior to pooling                     --         (17)           --            --          (17)
   Securities exchanged under stock option plan        --         (23)           --            --          (23)
   Cash dividends declared
      Common stock ($0.47 per share)                   --          --            --        (2,696)      (2,696)
      Pooled institutions prior to pooling             --          --            --          (376)        (376)
                                                 --------    --------      --------      --------     --------

Balance, September 30, 1998                         7,238      48,254         1,762        91,309      148,563
   Comprehensive income
      Net income                                       --          --            --         3,920        3,920
      Change in unrealized appreciation on
        available-for-sale securities, net of
        income tax credit  of $154                     --          --          (271)           --         (271)
                                                                                                      --------
   Comprehensive income                                                                                  3,649
   Exercise of stock options--1,500 shares              1          17            --            --           18
   Cash dividends declared
      Common stock ($0.17 per share)                   --          --            --        (1,058)      (1,058)
      Pooled institutions prior to pooling             --          --            --          (788)        (788)
                                                 --------    --------      --------      --------     --------

Balance, December 31, 1998                          7,239      48,271         1,491        93,383      150,384
   Comprehensive income
      Net income                                       --          --            --        12,090       12,090
      Change in unrealized appreciation on
        available-for-sale securities, net of
        income tax credit of $2,135                    --          --        (3,558)           --       (3,558)
                                                                                                      --------
   Comprehensive income                                                                                  8,532
   Exercise of stock options--18,100 shares            18         258            --            --          276
   Securities exchanged under stock option plan        --         (11)           --            --          (11)
   Common stock issued in connection with the
      purchase of the minority shares of the
      Bank of Lincoln - 56,997 shares                  57       2,230            --            --        2,287
   Cash dividends declared
      Common stock ($0.53 per share)                   --          --            --        (3,600)      (3,600)
      Pooled institutions prior to pooling             --          --            --          (376)        (376)
                                                 --------    --------      --------      --------     --------

Balance, September 30, 1999                     $   7,314   $  50,748     $  (2,067)    $ 101,497    $ 157,492
                                                 ========    ========      ========      ========     ========

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1:  ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Simmons First National Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. All financial information has been restated for the mergers with American Bancshares of Arkansas, Inc ("ABA"), Lincoln Bankshares, Inc. ("LBI"), and NBC Bank Corp. ("NBC"), which were accounted for as poolings-of-interests.

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

     The computation of per share earnings for the nine months ended September 30, 1999 and 1998 is as follows:



(In thousands, except per share data)                                                  1999              1998
---------------------------------------------------------------------------------------------------------------

Net Income                                                                            $ 12,090         $ 12,567
                                                                                       -------          -------

Average common shares outstanding                                                        7,304            7,230
Average common share stock options outstanding                                              72              117
                                                                                       -------          -------
Average diluted common shares                                                            7,376            7,347
                                                                                       -------          -------

Basic earnings per share                                                              $   1.66         $   1.74
                                                                                       =======          =======
Diluted earnings per share                                                            $   1.64         $   1.71
                                                                                       =======          =======

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

     On July 9, 1999, the Company acquired all the common stock of NBC in exchange for 784,887 shares of the Company's common stock. NBC owned National Bank of Commerce, El Dorado, Arkansas with assets of $155 million, as of July 9, 1999. The Company changed the name of National Bank of Commerce to Simmons First Bank of El Dorado, N.A. The Company will operate Simmons First Bank of El Dorado, N.A. as a separate community bank with the same board of directors, management and staff. This acquisition was accounted for as a pooling-of-interests.

NOTE 3:  INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:




                                         September 30,                               December 31,
                                             1999                                       1998
                         -------------------------------------------  -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------
Held-to-Maturity
----------------
U.S. Treasury            $  15,585  $      52  $     (49)  $  15,588   $  25,116  $     424  $      (1)  $  25,539
U.S. Government
  agencies                  39,639        109       (690)     39,058      35,770        474        (48)     36,196
Mortgage-backed
  securities                17,449          2       (196)     17,255      19,756        113       (170)     19,699
State and political
  subdivisions             110,674        886     (1,050)    110,510     110,096      2,752        (99)    112,749
Other securities               562         14         --         576         993         17         (1)      1,009
                          --------   --------   --------    --------    --------   --------   --------    --------
                         $ 183,909  $   1,063  $  (1,985)  $ 182,987   $ 191,731  $   3,780  $    (319)  $ 195,192
                          ========   ========   ========    ========    ========   ========   ========    ========

Available-for-Sale
------------------
U.S. Treasury            $  45,202  $     269  $     (52)  $  45,419   $  51,796  $   1,081  $      --   $  52,877
U.S. Government
  agencies                 173,346         19     (4,165)    169,200     131,996        486       (147)    132,335
Mortgage-backed
  securities                 9,809          4       (149)      9,664      25,256         58       (230)     25,084
State and political
  subdivisions               5,409          1       (146)      5,264       4,816         57         (9)      4,864
Other securities             9,666      1,246       (342)     10,570       8,246      1,523       (252)      9,517
                          ---------  --------   --------    --------    --------   --------   --------    --------
                         $ 243,432  $   1,539  $  (4,854)  $ 240,117   $ 222,110  $   3,205  $  - (638)  $ 224,677
                          ========   ========   ========    ========    ========   ========   ========    ========


     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $249,196,000 at September 30, 1999 and $239,070,000 at December 31, 1998.

     The book value of securities sold under agreements to repurchase amounted to $42,264,000 and $33,384,000 for September 30, 1999 and December 31, 1998,
respectively.

     Income earned on securities for the nine months ended September 30, 1999 and 1998 is as follows:



(In thousands)                                                                         1999              1998
-------------------------------------------------------------------------------------------------------------------

Taxable
  Held-to-maturity                                                                   $   3,273         $   4,933
  Available-for-sale                                                                    10,389            10,114

Non-taxable
  Held-to-maturity                                                                       3,989             3,677
  Available-for-sale                                                                       167               122
                                                                                      --------          --------

         Total                                                                       $  17,818         $  18,846
                                                                                      ========          ========


     Maturities of investment securities at September 30, 1999 are as follows:


                                                 Held-to-Maturity           Available-for-Sale
                                               --------------------        ---------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-------------------------------------------------------------------------------------------------
One year or less                            $    18,816   $    18,870   $    38,913    $    39,082
After one through five years                     76,245        76,062       121,407        119,274
After five through ten years                     64,540        63,601        58,411         56,416
After ten years                                  23,746        23,878        15,035         14,775
Other securities                                    562           576         9,666         10,570
                                             ----------    ----------    ----------     ----------
         Total                              $   183,909   $   182,987   $   243,432    $   240,117
                                             ==========    ==========    ==========     ==========


     The gross realized gains of $0 and $49,000 and gross realized losses of $0 and $61,000 at September 30, 1999 and 1998, respectively, were the result of sales and/or calls of available-for-sale securities in 1998. Proceeds from sales of available-for-sale securities in 1998 were $1,500,000.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:


                                                                           September 30,    December 31,
(In thousands)                                                                 1999             1998
----------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                            $     167,767     $     165,622
   Student loans                                                                  67,462            66,134
   Other consumer                                                                175,940           155,767
Real estate
   Construction                                                                   54,783            63,037
   Single family residential                                                     200,322           194,174
   Other commercial                                                              237,306           223,368
Commercial
   Commercial                                                                    133,702           112,800
   Agricultural                                                                   52,741            40,706
   Financial institutions                                                          2,850             5,656
Other                                                                              3,798             7,198
                                                                            ------------      ------------
Total loans before allowance for loan losses                               $   1,096,671     $   1,034,462
                                                                            ============      ============

     During the first nine months of 1999, foreclosed assets held for sale decreased $946,000 to $1,210,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at September 30, 1999, were $25,000 $7,930,000 and $2,695,000, respectively, bringing the total of non-performing assets to $11,860,000.

       Transactions in the allowance for loan losses are as follows:


                                                                                   September 30,     December 31,
(In thousands)                                                                         1999              1998
-----------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                            $ 16,812          $ 15,215
Additions
   Provision charged to expense                                                          4,962             6,588
                                                                                       -------           -------
                                                                                        21,774            21,803
Deductions
   Losses charged to allowance, net of recoveries
     of $1,030 and $692 for the first nine months of
     1999 and 1998, respectively                                                         4,194             4,408
                                                                                       -------           -------

Balance, September 30                                                                 $ 17,580          $ 17,395
                                                                                       =======           -------

Additions
   Provision charged to expense                                                                            1,721
                                                                                                         -------
                                                                                                          19,116
Deductions
   Losses charged to allowance, net of recoveries
     of $367 for the last nine months of
     1998                                                                                                  2,304
                                                                                                         -------

Balance, end of year                                                                                    $ 16,812
                                                                                                         =======

     At September 30, 1999 and December 31, 1998, impaired loans totaled $13,219,000 and $13,312,000, respectively, all of which had reserves allocated. An allowance of $3,049,000 and $2,894,000 for possible losses related to those loans at September 30, 1999 and December 31, 1998, respectively.

     Interest of $419,000 and $410,000 was recognized on average impaired loans of $13,518,000 and $12,138,000 as of September 30, 1999 and 1998, respectively.
Interest recognized on impaired loans on a cash basis during the first nine months of 1999 and 1998 was immaterial.

NOTE 5:  TIME DEPOSITS

     Time deposits include approximately $211,606,000 and $217,892,000 of certificates of deposit of $100,000 or more at September 30, 1999, and December 31, 1998, respectively.

NOTE 6:  INCOME TAXES

     The provision for income taxes is comprised of the following components:


                                                                   September 30,         September 30,
(In thousands)                                                        1999                   1998
-------------------------------------------------------------------------------------------------------

Income taxes currently payable                                  $          5,838       $          6,709
Deferred income taxes                                                       (707)                (1,514)
                                                                 ---------------        ---------------
Provision for income taxes                                      $          5,131       $          5,195
                                                                 ===============        ===============



     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:


                                                                      September 30,      December 31,
(In thousands)                                                           1999                1998
-------------------------------------------------------------------------------------------------------

Deferred tax assets
   Allowance for loan losses                                    $          6,264       $          5,294
   Valuation of foreclosed assets                                            223                    332
   Deferred compensation payable                                             648                    650
   Deferred loan fee income                                                  478                    591
   Mortgage servicing reserve                                                469                    477
   Available-for-sale securities                                           1,240                     --
   Vacation compensation                                                     462                    388
   Other                                                                     320                    295
     Total deferred tax assets                                   ---------------        ---------------
                                                                          10,104                  8,027
                                                                 ---------------        ---------------

Deferred tax liabilities
   Accumulated depreciation                                               (1,195)                  (930)
   Available-for-sale securities                                              --                   (848)
   Stock dividends                                                          (355)                  (193)
   Other                                                                    (522)                  (819)
                                                                 ---------------        ---------------
      Total deferred tax liabilities                                      (2,072)                (2,790)
                                                                 ---------------        ---------------
Net deferred tax assets included in other
      assets on balance sheets                                  $          8,032       $          5,237
                                                                 ===============        ===============


     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:


                                                                  September 30,          September 30,
(In thousands)                                                        1999                   1998
-------------------------------------------------------------------------------------------------------


Computed at the statutory rate (35%)                            $          6,027       $          6,217

Increase (decrease) resulting from:
   Tax exempt income                                                      (1,485)                (1,305)
   Other differences, net                                                    589                    283
                                                                 ---------------        ---------------

Actual tax provision                                            $          5,131       $          5,195
                                                                 ===============        ===============


NOTE 7:  LONG-TERM DEBT

     Long-term debt at September 30, 1999 and December 31, 1998, consisted of the following components,

                                                                  September 30,          December 31,
(In thousands)                                                        1999                   1998
-------------------------------------------------------------------------------------------------------


7.32% note due 2007, unsecured                                  $         16,000       $         18,000
9.75% note due 2008, secured by land and building                            931                    972
5.36% to 8.41% FHLB advances due 1999 to 2018,
   secured by residential real estate loans                               13,235                 13,677
Trust preferred securities                                                17,250                 17,250
                                                                 ---------------        ---------------

                                                                $         47,416       $         49,899
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

     Aggregate annual maturities of long-term debt at September 30, 1999 are:


                                                                                                 Annual
(In thousands)                                                              Year               Maturities
---------------------------------------------------------------------------------------------------------
                                                                            1999       $            378
                                                                            2000                  3,490
                                                                            2001                  3,404
                                                                            2002                  3,316
                                                                            2003                  3,277
                                                                         Thereafter              33,551
                                                                                        ---------------
                                                                          Total        $         47,416
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

NOTE 9:  UNDIVIDED PROFITS

     The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At September 30, 1999, the bank subsidiaries had approximately $10 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of September 30, 1999, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 14.5% at September 30, 1999.

NOTE 10: STOCK OPTIONS AND RESTRICTED STOCK

     As of September 30, 1999, 295,600 shares of common stock of the Company had been granted through an employee stock option incentive plan. There were 153,820 exercisable options at the end of the third quarter of 1999. Seventy thousand four hundred shares have been issued upon exercise of options. As of September 30, 1999, nine thousand shares of common stock of the Company had been granted and issued as Bonus Shares of restricted stock.

NOTE 11: ADDITIONAL CASH FLOW INFORMATION


                                                               Nine Months Ended
                                                                  September 30,
(In thousands)                                              1999                  1998
----------------------------------------------------------------------------------------

Interest paid                                       $       43,484      $        46,363
Income taxes paid                                   $        6,744      $         7,739


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

NOTE 13: COMMITMENTS AND CREDIT RISK

     The eight affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 15.3% and 16.0% of the portfolio, as of September 30, 1999 and December 31, 1998, respectively.

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

     At September 30, 1999, the Company had outstanding commitments to extend credit aggregating approximately $263,870,000 and $113,492,000 for credit card commitments and other loan commitments, respectively. At December 31, 1998, the Company had outstanding commitments to extend credit aggregating approximately $152,946,000 and $109,038,000 for credit card commitments and other loan commitments, respectively.

     Letters  of  credit  are  conditional   commitments   issued  by  the  bank
subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $6,545,000 and $6,511,000 at September 30, 1999 and December 31, 1998, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
     Operating earnings (net income excluding merger-related expenses) for the quarter ended September 30, 1999, were $4,800,000, compared to earnings of $4,518,000 for the same period in 1998. This represents a $282,000, or 6.2% increase in the 1999 earnings over 1998. Diluted operating earnings per share increased 4.8% to $0.65 in the third quarter of 1999 from $0.62 in the same period of 1998. The Company's operating return on average assets and operating return on average stockholder's equity for the three-month period ended September 30, 1999 was 1.15% and 12.06%, compared to 1.09% and 12.18%, respectively, for the same period in 1998. In connection with the merger of NBC Bank Corp. ("NBC"), during the third quarter of 1999, after tax merger-related expenses totaled $987,000, or $0.13 per share. After merger-related expenses, Simmons First's third quarter 1999 earnings were $3,813,000 or $0.52 diluted earnings per share. All financial information has been restated for the mergers with American Bancshares of Arkansas, Inc. ("ABA"), Lincoln Bankshares, Inc. ("LBI") and NBC, which were accounted for as poolings-of-interests.

     Operating earnings for the nine-month period ended September 30, 1999, were $13,472,000, or an increase of $905,000 over the September 30, 1998 earnings of $12,567,000. Diluted operating earnings per share increased 7.0% to $1.83 for the nine-month period ended September 30, 1999 from $1.71 in the same period of 1998. Operating return on average assets and operating return on average stockholders' equity for the nine-month period ended September 30, 1999, was 1.08% and 11.51%, compared to 1.02% and 11.68%, respectively, for the same period in 1998. In connection with the mergers of LBI and NBC, during nine-month period ended September 30, 1999 after tax merger-related expenses totaled $1,382,000, or $0.19 per share. After merger-related expenses, Simmons First's nine-month period ended September 30, 1999 earnings were $12,090,000 or $1.64 diluted earnings per share.

     Diluted cash operating earnings (net income excluding amortization of intangibles and merger-related expenses) for the third quarter of 1999 were $0.71 per share compared with $0.67 for the third quarter of 1998, reflecting a 6.0% increase. Year-to-date diluted cash operating earnings on a per share basis as of September 30, 1999 were $1.99 compared to $1.87 at September 30, 1998, reflecting a 6.4% increase. Cash operating return on average assets was 1.20% and cash operating return on average stockholders' equity was 12.71% for the nine-month period ended September 30, 1999, compared with 1.14% and 12.83%, respectively, for the same period in 1998.

     Net interest income, the difference between interest income and interest expense, for the three-month period ended September 30, 1999, increased $840,000, or 5.4%, when compared to the same period in 1998. During the third quarter, interest income decreased $626,000, or 2.0%, while interest expense decreased $1,466,000 or 9.5%, when compared to the same period in 1998. For the nine-months ended September 30, 1999 and 1998, net interest income was $48,106,000 and $44,798,000 respectively. This represents an increase of $3,308,000, or 7.4%. Year-to-date interest income for the nine-month periods ended September 30, 1999 and 1998 decreased $710,000, to $90,235,000, over the $90,945,000 reported as for September 30, 1998, which signifies a 0.8% decrease. Year-to-date interest expense at September 30, 1999 and 1998, were $42,129,000 and $46,147,000, respectively, which equates to an 8.7% decrease. These figures reflect growth in the loan portfolio (September 30, 1998 to September 30, 1999) and an increase in fees on loans offset by a decline in average interest rates from 1998 to 1999.

     The provision for loan losses for the third quarter of 1999 was $1,619,000, compared to $1,467,000 for the same period of 1998, resulting in a $152,000 or 10.4%, increase. The provision in the third quarter of 1999 was increased as a result of growth in loans. For the nine months ended September 30, 1999 and 1998, the provision was $4,962,000 and $6,588,000, respectively, resulting in a $1,626,000 decrease. The provision in 1998 was increased as a result of growth in loans, increased indirect lending, unfavorable weather conditions during the crop production period, general market conditions in the agriculture industry and an increased level of consumer bankruptcies.

     Non-interest income for the third quarter ended September 30, 1999, was $7,456,000, a 2.2% increase over the $7,297,000 reported for the same period in 1998. For the nine-months ended September 30, 1999, non-interest income was $21,108,000, a 20.8% decrease from the $26,641,000 reported for the same period in 1998. . This decrease is primarily due to the sale of the Company's mortgage servicing portfolio on June 30, 1998. Total recurring non-interest income for the nine-month period ended September 30, 1999 was up 3.7% when compared with the same period in 1998.

     During the three months ended September 30, 1999, non-interest expense (excluding merger-related expenses) increased $266,000, or 1.8%, over the same period in 1998. This increase is attributable to the normal increase in the cost of doing business. Year-to-date non-interest expense was $47,031,000 at September 30, 1999, compared to $47,089,000, for the same period ended September 30, 1998. This $58,000 decrease reflects the sale of the Company's mortgage servicing portfolio and $500,000 of Year 2000 expenses during 1998 offset by the normal increase in the cost of doing business and $1,843,000 in merger-related expenses during 1999.

     On June 30, 1998, Simmons First National Bank sold its residential mortgage-servicing portfolio resulting in a $3.3 million gain. The portfolio consisted of approximately $1.2 billion in residential mortgage loans. The portfolio sale will not have a material impact on future earnings of the Company.

FINANCIAL CONDITION
-------------------
     Total assets for the Company at September 30, 1999, were $1.685 billion, a decrease of $2 million, or 0.1%, over the same figure at December 31, 1998. Deposits at September 30, 1999, totaled $1.366 billion, an increase of $15 million, or 1.1% from the same figure at December 31, 1998. Stockholders' equity at the end of the third quarter was $157,492,000, an increase of $7,108,000, or 4.7%, from the December 31, 1998 figure.

     Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.60% as of September 30, 1999, compared to 1.63% at December 31, 1998. As of September 30, 1999, non-performing loans equaled 0.99% of total loans, while the allowance for loan losses equaled 162% of non-performing loans.

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

     Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At September 30, 1999, each bank was within established guidelines and total corporate liquidity was strong. At September 30, 1999, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resell, and mortgage loans held for sale were 18.9% of total assets.

ACQUISITIONS
------------
     In December 1998, the Company and ABA merged in a pooling-of-interests transaction. Stockholders of ABA received 464,885 shares of Simmons First National Corporation stock in exchange for ABA shares in the transaction. ABA owned American State Bank ("ASB"), Charleston, Arkansas with assets, as of December 31, 1998, of $90 million. The Company merged ASB into Simmons First National Bank during the first quarter of 1999.

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

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------
General

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

State of Readiness

     The Company has identified the following key phases for addressing the Year 2000 issues: analysis, testing, remediation and implementation. The Company completed the Year 2000 analysis by identification of mission critical systems, vendors, large borrowers and large depositors requiring assessment and testing. The Company utilized both internal and external resources to test its software systems for Year 2000 compliance. The Company's internal missions critical testing is complete. The testing with vendors, payment system providers and third party suppliers is substantially complete. The replacement of non-compliant systems is complete. During the remainder of 1999, the Company will ensure that new systems or subsequent changes to certified systems are compliant with Year 2000 requirements. The Company has substantially completed all phases, in accordance with guidelines established by the Federal Financial Institutions Examination Council (FFIEC).

Costs

     During the nine-month period ended September 30, 1999, the Company had no significant expenses related to the Year 2000 issue. The Company is utilizing internal personnel to complete all work associated with the Year 2000 project. Therefore, management believes completion of the Year 2000 modifications and subsequent testing will not have a material effect on the Company's future consolidated results of operations or financial position.

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

Contingency Plans

     The Company has existing disaster recovery plans that address its response to disruptions to business due to natural disasters, civil unrest, utility outages or other occurrences. The Company has modified the disaster recovery plans to specifically address Year 2000 issues. The Company has completed these contingency plans. The contingency plans have been tested and validated.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 17 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of September 30, 1999 and for the three-months and nine-months ended September 30, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants.

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

Pine Bluff, Arkansas
November 5, 1999

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


                                      Number
Identity         Date  of Sale      of Share        Price(1)                  Type of Transaction
-----------------------------------------------------------------------------------------------------
1 Officer      September 13, 1999       1,500        8.2917                  Incentive Stock Option


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


                                         SIMMONS FIRST NATIONAL CORPORATION
                                         ----------------------------------
                                                    (Registrant)



Date:    November 5, 1999               /s/ J. Thomas May
     -------------------------------    -------------------------------
                                        J. Thomas May,  Chairman,
                                        President and  Chief Executive Officer



Date:    November 5, 1999               /s/ Barry L. Crow
     -------------------------------    -------------------------------
                                        Barry L. Crow, Executive Vice President
                                         and Chief Financial Officer