Form 10-K
period 1999-12-31
SIMMONS FIRST NATIONAL CORP
filed 2000-03-28
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual  Report  Pursuant to Section 13 or 15(d) of the  Exchange Act of 1934
    For the fiscal year ended: December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock, par value $1.00 per share, held by non-affiliates on March 17, 2000, was approximately $170,741,863.

The number of shares outstanding of the Registrant's Common Stock as of March 17, 2000 was 7,329,975.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2000.

                                                   FORM 10-K INDEX

Part I

Item 1 Business................................................................1
Item 2 Properties..............................................................6
Item 3 Legal Proceedings.......................................................6
Item 4 Submission of Matters to a Vote of Security-Holders.....................7


Part II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters...7
Item 6 Selected Consolidated Financial Data....................................8
Item 7 Management's Discussion and Analysis of Financial Condition and
       Results of Operations..................................................10
Item 8 Consolidated Financial Statements and Supplementary Data...............31
Item 9 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure...................................................58


Part III

Item 10 Directors and Executive Officers of the Company.......................58
Item 11 Executive Compensation................................................58
Item 12 Security Ownership of Certain Beneficial Owners and Managment.........58
Item 13 Certain Relationships and Related Transactions........................58

Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.......58
        Signatures............................................................59

                                     PART I

ITEM 1.   BUSINESS

The Company and the Banks

     Simmons First National Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. At December 31, 1999, the Company was the third largest bank holding company headquartered in Arkansas with consolidated total assets of $1.7 billion, consolidated loans of $1.1 billion, consolidated deposits of $1.4 billion and total equity capital of $159 million. The Company owns eight community banks in Arkansas. The Company's banking subsidiaries conduct their operations through 54 offices located in 30 communities in Arkansas.

     Simmons First National Bank (the "Bank") is the Company's lead bank. The Bank is a national bank, which has been in operation since 1903. The Bank's primary market area, with the exception of its nationally provided credit card is central and western Arkansas. During 1999, the Company merged American State Bank into the Bank. At December 31, 1999, the Bank had total assets of $814 million, total loans of $554 million and total deposits of $669 million. During late 1999, the bank formed Simmons First Trust Company ("SFTC"), a wholly owned subsidiary of the Bank. On January 1, 2000, all of the Bank's trust and fiduciary business operations were transferred from the Bank's Trust and Investment Management Division to SFTC.


     Simmons First Bank of Jonesboro ("Simmons/Jonesboro") is a state bank, which was acquired in 1984. Simmons/Jonesboro's primary market area is northeast Arkansas. At December 31, 1999, Simmons/Jonesboro had total assets of $152 million, total loans of $120 million and total deposits of $134 million.

     Simmons First Bank of South Arkansas ("Simmons/South") is a state bank, which was acquired in 1984. Simmons/South's primary market area is southeast Arkansas. At December 31, 1999, Simmons/South had total assets of $62 million, total loans of $33 million and total deposits of $56 million.

     Simmons First Bank of Dumas ("Simmons/Dumas") is a state bank, which was acquired in 1995. Simmons/Dumas's primary market area is Dumas, Arkansas. At December 31, 1999, Simmons/Dumas had total assets of $33 million, total loans of $19 million and total deposits of $29 million.

     Simmons First Bank of Northwest Arkansas ("Simmons/Northwest") is a state bank, which was acquired in 1995. Simmons/Northwest's primary market area is northwest Arkansas. During 1999, the Company acquired and merged the Bank of Lincoln into Simmons/Northwest. At December 31, 1999, Simmons/Northwest had total assets of $159 million, total loans of $109 million and total deposits of $142 million.

     Simmons First Bank of Russellville ("Simmons/Russellville") is a state bank, which was acquired in 1997. Simmons/Russellville's primary market area is Russellville, Arkansas. At December 31, 1999, Simmons/Russellville had total assets of $223 million, total loans of $134 million and total deposits of $168 million.

     Simmons First Bank of Searcy ("Simmons/Searcy") is a state bank, which was acquired in 1997. Simmons/Searcy's primary market area is Searcy, Arkansas. At December 31, 1999, Simmons/Searcy had total assets of $118 million, total loans of $80 million and total deposits of $101 million.

     Simmons First Bank of El Dorado, N.A. ("Simmons/El Dorado") is a national bank, which was acquired in 1999. Simmons/El Dorado's primary market area is south central Arkansas. At December 31, 1999, Simmons/El Dorado had total assets of $156 million, total loans of $72 million and total deposits of $133 million.

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

Growth Strategy

     The Company's growth strategy is to expand in its primary market areas by capitalizing on opportunities presented within the State of Arkansas and expanding through further banking acquisitions. The most significant opportunities for internal growth will come from the community banks of Simmons/Northwest, Simmons/Searcy and Simmons/Jonesboro, which are located in some of the fastest growing areas in the state, and the Company's continued expansion into the Little Rock market. With an increased presence in Arkansas, ongoing investments in technology, and enhanced products and services, the Company is positioned to meet the customer demands of the State of Arkansas.

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

Employees

     As of December 31, 1999, the Company and its subsidiaries had 890 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.


Executive Officers of the Company

     The following is a list of all executive officers of the Company. Executive officers are elected annually by the Board of Directors.



NAME                       AGE      POSITION                                            YEARS SERVED
----------------------------------------------------------------------------------------------------
J. Thomas May              53       Chairman, President and Chief Executive Officer     13

Barry L. Crow              57       Executive Vice President and                        28
                                    Chief Financial Officer

John L. Rush               65       Secretary                                           32


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

     Legislation enacted in 1994, allows bank holding companies from any state to acquire banks located in any state without regard to state law, provided that the bank holding company (1) is adequately capitalized, (2) is adequately managed, (3) would not control more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in such state, and (4) such bank has been in existence at least five years if so required by the applicable state law.

     The Gramm-Leach-Bliley-Act ("GLB Act") adopted by Congress and signed by the President on November 11, 1999 has substantially increased the financial activities that certain banks, bank holding companies, insurance companies and securities brokerage companies are permitted to undertake. Under the GLB Act, expanded activities in insurance underwriting, insurance sales, securities brokerage and securities underwriting not previously allowed for banks and bank holding companies are now permitted upon satisfaction of certain guidelines concerning management, capitalization and satisfaction of the applicable
Community Reinvestment Act guidelines for the banks. Generally these new activities are permitted for bank holding companies that are well managed, well capitalized and whose banks have at least a satisfactory rating under the Community Reinvestment Act. A bank holding company must apply to become a financial holding company and its application must be approved by the Board of Governors of the Federal Reserve System.

     The Company's application to become a financial holding company was approved by the Board of Governors on March 13, 2000. The Company is reviewing the new activities permitted under the Act but at this time has no definite plans to commence any of the new activities.

Subsidiary Banks

     Simmons First National Bank and Simmons/El Dorado, as national banking associations, are subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States ("OCC"). Simmons/Jonesboro, Simmons/South, Simmons/Dumas and Simmons/Northwest, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation ("FDIC") and the Arkansas State Bank Department. Simmons/Russellville and Simmons/Searcy, as state chartered member banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Reserve Board and the Arkansas State Bank Department. The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount, which may be lent to a single borrower.

     The subsidiary banks, with numerous exceptions, are subject to the application of the laws of the State of Arkansas, including the limitation of the maximum permissible interest rate on loans. The Arkansas limitation for general loans is 5% over the Federal Reserve Discount Rate, with an additional maximum limitation of 17% per annum for consumer loans and credit sales. Certain loans secured by first liens on residential real estate and certain loans controlled by federal law (e.g., guaranteed student loans, SBA loans, etc.) are exempt from this limitation; however, a very substantial portion of the loans made by the subsidiary banks, including all credit card loans, have historically been subject to this limitation. One of the provisions of the GLB Act authorizes insured banks with their principal office in the State of Arkansas to charge interest at not more than the rate that any interstate bank with branches in the State of Arkansas is permitted to charge. This provision may partially remove the competitive disadvantage concerning the low interest rate ceiling that Arkansas based banks have incurred over the recent years. The Company is currently studying the new law and has not yet implemented the increased interest rate ceilings into its ordinary lending activities.

     All of the Company's subsidiary banks are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per deposit relationship. For this protection, each bank pays a statutory assessment to the FDIC each year.

     Federal law substantially restricts transactions between banks and their affiliates. As a result, the Company's subsidiary banks are limited in making extensions of credit to the Company, investing in the stock or other securities of the Company and engaging in other financial transactions with the Company. Those transactions, which are permitted, must generally be undertaken on terms at least as favorable to the bank, as those prevailing in comparable transactions with independent third parties.

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

     The Company and its subsidiaries own or lease additional offices throughout the State of Arkansas. As of December 31, 1999, the company's eight banks are conducting financial operations from 54 offices in 30 communities throughout Arkansas.

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


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's common stock trades on The Nasdaq Stock Market(R)under the symbol "SFNCA". The following table sets forth, for all the periods indicated, cash dividends paid, and the high and low bid prices for the Company's common stock.


                                                                                          Quarterly
                                                       Price Per                          Dividends
                                                     Common Share                         Per Common
                                                  High           Low                       Share(1)
----------------------------------------------------------------------------------------------------
1999

1st quarter                                     $ 40.50       $ 31.80                     $  0.17
2nd quarter                                       38.50         31.38                        0.18
3rd quarter                                       34.00         29.00                        0.18
4th quarter                                       30.50         23.00                        0.19


1998

1st quarter                                     $ 53.25       $ 42.00                     $  0.15
2nd quarter                                       50.75         43.25                        0.16
3rd quarter                                       49.50         33.75                        0.16
4th quarter                                       44.88         33.63                        0.17


(1) Dividends per common share are historical amounts.


     At December 31, 1999, the Common Stock was held of record by approximately 1,506 stockholders. On March 17, 2000, the last sale price for the Common Stock as reported by The Nasdaq Stock Market(R) was $27.50 per share.

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

     The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank and Simmons/El Dorado in any year, in excess of the sum of net income of such bank for that year and retained earnings for the preceding two years, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Dumas, Simmons/Northwest, Simmons/South, Simmons/Russellville and Simmons/Searcy regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 1999, approximately $10 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition-Liquidity and Market Risk Management," and Note 18 of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

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


                                        Number
Identity         Date of Sale         of Shares    Price(1)     Type of Transaction
-----------------------------------------------------------------------------------
1 Officer       November, 1999        1,500        12.333     Incentive Stock Option
1 Officer       November, 1999          300        15.583     Incentive Stock Option

----------
Notes:

1. The per share price paid for incentive stock options represents the fair market value of the sock as determined under the terms of the Plan on the date incentive stock option was granted to the officer. The price paid has been adjusted to reflect the effect of the 50% stock dividend paid on December 6, 1996.


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


ITEM 6:   SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this annual report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 were derived from consolidated financial statements of the Company, which were audited by Baird, Kurtz & Dobson. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively to reflect the effects of the October 29, 1996 50% stock dividend on a consistent basis. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

----------------------------------------------------------------------------------------------------------------
                                     SELECTED CONSOLIDATED FINANCIAL DATA


                                                                    Years Ended December 31(1)
                                                       ---------------------------------------------------------
(In thousands,
except per share data)                                1999          1998         1997         1996         1995
----------------------------------------------------------------------------------------------------------------

Income statement data:
   Net interest income                             $  64,731    $  60,466    $  51,836    $  44,180    $  41,162
   Provision for loan losses                           6,551        8,309        5,215        2,564        2,580
   Net interest income after provision
     for loan losses                                  58,180       52,157       46,621       41,616       38,582
   Non-interest income                                28,277       33,635       30,201       27,679       26,586
   Non-interest expense                               61,929       62,639       55,261       50,286       47,879
   Provision for income taxes                          7,360        6,666        6,591        5,671        5,250
   Net income                                         17,168       16,487       14,970       13,338       12,039

Per share data:
   Basic earnings                                       2.35         2.28         2.08         1.85         1.68
   Diluted earnings                                     2.33         2.24         2.05         1.83         1.67
   Diluted cash operating earnings(2)                   2.74         2.52         2.15         1.87         1.71
   Book value                                          21.78        20.77        19.13        17.63        16.44
   Dividends(3)                                         0.72         0.64         0.56         0.48         0.40

Balance sheet data at period end:
   Assets                                          1,697,430    1,687,010    1,625,492    1,165,556    1,115,288
   Loans                                           1,113,635    1,034,462      965,865      669,575      615,528
   Allowance for loan losses                          17,085       16,812       15,215       10,506       10,303
   Deposits                                        1,410,633    1,381,003    1,363,344      984,914      950,060
   Long-term debt                                     46,219       49,899       53,558        1,067        4,757
   Stockholders' equity                              159,371      150,384      138,128      126,907      118,718

Capital ratios at period end:
   Stockholders' equity to
     total assets                                      9.39%        8.91%        8.50%       10.89%       10.64%
   Leverage (4)                                        9.10%        8.39%        7.77%       10.95%       10.19%
   Tier 1                                             13.67%       12.81%       12.19%       17.84%       17.51%
   Total risk-based                                   14.96%       14.06%       13.49%       19.11%       18.86%

Selected ratios:
   Return on average assets                            1.02%        1.00%        1.10%        1.18%        1.15%
   Return on average equity                           10.92%       11.31%       11.21%       10.78%       10.67%
   Net interest margin (5)                             4.41%        4.17%        4.35%        4.50%        4.53%
   Allowance/nonperforming loans                     167.37%      167.30%      155.03%      167.05%      223.35%
   Allowance for loan losses as a
     percentage of average loans                       1.62%        1.69%        1.89%        1.64%        1.77%
   Nonperforming loans as a percentage
     of period-end loans                               0.92%        0.97%        1.02%        0.98%        0.75%
   Net charge-offs as a percentage
     of average total assets                           0.37%        0.41%        0.33%        0.21%        0.22%
   Dividend payout                                    31.26%       29.83%       29.16%       24.85%       20.91%


--------------------------------------------------------------------------------
(1) The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related
Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report. All financial information has been restated for mergers accounted for as pooling-of-interests. (2) Cash operating earnings are net income excluding amortization of intangible assets and merger-related expenses.
(3) Dividends per common share are historical amounts.
(4) Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investments.
(5) Fully taxable equivalent (assuming an effective income tax rate of 37.5% for 1999 and 36.25% for 1998 through 1995).


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview
-------------------------------------------------------------------------------
     Simmons First National Corporation (SFNC) achieved record operating earnings (net income excluding merger-related expenses) in 1999. Operating earnings for the year ended December 31, 1999, were $18,550,000 or an increase of $1,643,000 over the December 31, 1998 operating earnings of $16,907,000. Diluted operating earnings per share for the year ended 1999 were $2.52, an increase of 9.6% from $2.30 in 1998. Operating return on average assets and operating return on average stockholders' equity for the year ended December 31, 1999 was 1.11% and 11.80% compared to 1.02% and 11.59%, respectively, for the same period in 1998. The record operating earnings for 1999 were predominantly influenced from quality growth in the loan portfolio and an improvement in fees on loans. All financial information has been restated for the mergers accounted for as a pooling-of-interests.

     In connection with mergers during the year ended December 31, 1999 and 1998, after tax merger-related expenses totaled $1,382,000, or $0.19 per share and $420,000, or $0.06 per share, respectively. After the merger-related expenses, the Company's year ended December 31, 1999 and 1998, earnings were $17,168,000 or $2.33 diluted earnings per share and $16,487,000 or $2.24 diluted earnings per share, respectively.

     Because of the Company's previous cash acquisitions, cash operating earnings (net income excluding amortization of intangible assets and merger-related expenses) are an integral component of earnings. Diluted cash operating earnings, on a per share basis, were $2.74 in 1999 compared to $2.52 in 1998 reflecting an 8.7% increase. Cash operating return on average assets was 1.23% and cash operating return on average stockholders' equity was 12.98% for 1999, compared with 1.14% and 12.72%, respectively, for 1998.

     Total assets for the Company at December 31, 1999 and 1998, were $1.7 billion. Stockholders' equity at the end of 1999 was $159.4 million, a $9.0 million, or 6.0%, increase from the year ended December 31, 1998.

     Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.53% as of December 31, 1999. As of December 31, 1999, non-performing loans equaled 0.92% of total loans, while the allowance for loan losses equaled 167% of non-performing loans.

     Simmons First National Corporation is an Arkansas based, Arkansas committed, multi-bank holding company. The Company has eight community banks in Pine Bluff, Jonesboro, Lake Village, Dumas, Rogers, Russellville, Searcy and El Dorado, Arkansas. The Company's banks conduct financial operations from 54 offices in 30 communities throughout Arkansas.

Acquisitions
-------------------------------------------------------------------------------
     On August 1, 1997, Simmons First National Corporation acquired all the outstanding capital stock of First Bank of Arkansas, Searcy, Arkansas and First Bank of Arkansas, Russellville, Arkansas, in a cash purchase transaction of $53 million and changed the respective names of the banks to Simmons First Bank of Searcy and Simmons First Bank of Russellville. The banks acquired had consolidated assets of $362 million, as of August 1, 1997.

     On December 8, 1998, the Company and American Bancshares of Arkansas, Inc. ("ABA") merged in a pooling-of-interests transaction. Stockholders of ABA received 464,885 shares of Simmons First National Corporation stock in exchange for ABA shares in the transaction. ABA owned American State Bank ("ASB"), Charleston, Arkansas with assets, as of December 8, 1998, of $90 million. The Company merged ASB into Simmons First National Bank during the first quarter of 1999.

     On January 15, 1999, the Company and Lincoln Bankshares, Inc. ("LBI") merged. This merger was accounted for as a pooling-of-interests, except for the acquisition of the minority shares (17.9%) of the Bank of Lincoln, which were accounted for on a purchase accounting basis. Stockholders of LBI received 301,823 shares of Simmons First National Corporation stock in exchange for LBI shares in the transaction. LBI owned the Bank of Lincoln ("BOL"), Lincoln, Arkansas with assets, as of January 15, 1999, of $75 million. The Company merged BOL into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

     On July 9, 1999, the Company and NBC Bank Corp. ("NBC") merged in a pooling-of-interests transaction. Stockholders of NBC received 784,887 shares of Simmons First National Corporation stock in exchange for NBC shares in the transaction. NBC owned National Bank of Commerce, El Dorado, Arkansas with assets, as of July 9, 1999, of $155 million. The Company changed the name of National Bank of Commerce to Simmons First Bank of El Dorado, N.A. The Company will continue to operate Simmons First Bank of El Dorado, N.A. as a separate community bank with the same board of directors and management.

     On March 27, 2000, an announcement was made jointly by the Chief Executive Officers of both the Company and First Financial Banc Corporation regarding the execution of a definitive agreement under the terms of which First Financial will sell eight of its Arkansas locations to the Company. Simmons First National Bank will acquire two Conway branches. Simmons First Bank of Northwest Arkansas will acquire two Fayetteville locations, two Spingdale facilities and one branch each in Rogers and Siloam Springs. The eight locations have approximately $68 million in loans and $70 million in total deposits. The transaction is expected to close during the third quarter of 2000.

Sale of Mortgage Servicing
--------------------------------------------------------------------------------
     On June 30, 1998, the Company sold its residential mortgage-servicing portfolio resulting in a $3.3 million gain. The portfolio consisted of approximately $1.2 billion in residential mortgage loans.


Net Interest Income
--------------------------------------------------------------------------------
     Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50%, 36.25% and 36.25% for 1999, 1998 and 1997, respectively).

     For the year ended December 31, 1999, net interest income on a fully taxable equivalent basis was $67.7 million, an increase of approximately $4.8 million, or 7.6%, from 1998 net interest income. The increase in 1999 in net interest income was the result of stable interest income and declining interest expense. Interest income remained stable from 1998 to 1999 as a result of a lower yield earned on earning assets offset by growth in the loan portfolio and an improvement in fees on loans. The decline in interest expense from 1998 to 1999 was the result of a lower cost of funds. Yield on earning assets and cost of funds was lower in 1999 as the result of lower average interest rates during 1999. The net interest margin was 4.41% in 1999, compared to 4.17% in 1998 and 4.35% in 1997. For the year ended December 31, 1998, net interest income on a fully taxable equivalent basis was $62.9 million, an increase of approximately $9.0 million, or 16.7%, from comparable figures in 1997. The increase in 1998 net interest income resulted primarily from the growth due to purchase acquisitions during 1997 and other growth in the loan portfolio. The growth offset a decrease in net interest margin resulting from a higher cost of funds. The higher cost of funds is the result of the long-term debt issued during 1997 for purchase acquisitions. Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 1999, 1998 and 1997, respectively, as well as changes in fully taxable equivalent net interest margin for the years 1999 versus 1998 and 1998 versus 1997.


Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

                                                                              Years Ended December 31
                                                                   -------------------------------------------------
(In thousands)                                                        1999             1998              1997
--------------------------------------------------------------------------------------------------------------------

Interest income                                                    $ 121,490         $ 122,040         $100,640
FTE adjustment                                                         2,944             2,409            2,064
                                                                   ---------         ---------         --------
Interest income - FTE                                                124,434           124,449          102,704
Interest expense                                                      56,759            61,574           48,804
                                                                   ---------         ---------         --------
Net interest income - FTE                                          $  67,675         $  62,875         $ 53,900
                                                                   =========         =========         ========
Yield on earning assets - FTE                                          8.10%             8.26%            8.29%

Cost of interest bearing liabilities                                   4.29%             4.71%            4.62%

Net interest spread - FTE                                              3.81%             3.55%            3.67%

Net interest margin - FTE                                              4.41%             4.17%            4.35%



Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)                                                                      1999 vs. 1998    1998 vs.1997
-----------------------------------------------------------------------------------------------------------------
Increase due to change in earning assets                                             $   4,188         $ 22,403
Decrease due to change in earning asset yields                                          (4,203)            (658)
Increase (decrease) due to change in interest rates paid on
       interest bearing liabilities                                                      4,921              (60)
Decrease due to change in interest bearing liabilities                                    (106)         (12,710)
                                                                                     ---------         --------
Increase in net interest income                                                      $   4,800         $  8,975
                                                                                     =========         ========


     Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 1999. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.


Table 3:  Average Balance Sheets and Net Interest Income Analysis

                                                                 Years Ended December 31
                                    ------------------------------------------------------------------------------
                                               1999                       1998                     1997
                                    -----------------------    ------------------------    -----------------------
                                    Average   Income/Yield/    Average   Income/ Yield/    Average  Income/Yield/
(In thousands)                      Balance   ExpenseRate(%)   Balance   Expense Rate(%)   Balance  ExpenseRate(%)
------------------------------------------------------------------------------------------------------------------
ASSETS

Earning Assets
Interest bearing balances
  due from banks                $   11,071  $    535   4.83 $    9,262  $    517   5.58 $    7,370  $    384    5.21
Federal funds sold                  39,815     1,759   4.42     75,840     3,850   5.08     52,315     2,923    5.59
Investment securities-taxable      305,773    18,287   5.98    314,154    19,548   6.22    281,829    18,082    6.42
Investment securities-non-taxable  114,762     8,428   7.34    101,862     7,500   7.36     83,211     6,266    7.53
Mortgage loans held for sale         9,969       712   7.14      8,135       581   7.14      5,567       407    7.31
Assets held in trading accounts      1,309        72   5.50      1,996        97   4.86      3,118       209    6.70
Loans                            1,052,619    94,641   8.99    995,316    92,356   9.28    805,984    74,433    9.24
                                ----------  --------        ----------  --------         ---------  --------
  Total interest earning assets  1,535,318   124,434   8.10  1,506,565   124,449   8.26  1,239,394   102,704    8.29
Non-earning assets                 140,310  --------           145,235  --------           118,768  --------
                                ----------                  ----------                  ----------
   Total assets                 $1,675,628                  $1,651,800                  $1,358,162
                                ==========                  ==========                  ==========
LIABILITIES AND
STOCKHOLDERS' EQUITY

Liabilities
Interest bearing liabilities
 Interest bearing transaction
  and savings accounts          $  448,327  $ 12,125   2.70 $  421,042  $ 12,213   2.90 $  363,875  $ 10,502    2.89
 Time deposits                     755,238    37,752   5.00    765,308    42,029   5.49    618,450    33,645    5.44
                                ----------  --------        ----------  --------        ----------  --------
  Total interest bearing
    deposits                     1,203,565    49,877   4.14  1,186,350    54,242   4.57    982,325    44,147    4.49
Federal funds purchased and
  securities sold under agreement
  to repurchase                     67,359     2,913   4.32     64,270     3,009   4.68     44,859     2,339    5.21
Other borrowed funds
  Short-term debt                    3,418       165   4.83      3,740       226   6.04      5,091       263    5.17
  Long-term debt                    48,694     3,804   7.81     51,685     4,097   7.93     24,763     2,055    8.30
                                ----------  --------        ----------  --------         ---------   -------
   Total interest bearing
    liabilities                  1,323,036    56,759   4.29  1,306,045    61,574   4.71  1,057,038    48,804    4.62
                                            --------                    --------                     -------
Non-interest bearing liabilities
  Non-interest bearing deposits    178,103                     180,519                     152,248
Other liabilities                   17,285                      19,421                      15,395
                                ----------                  ----------                   ---------
  Total liabilities              1,518,424                   1,505,985                   1,224,681
Stockholders' equity               157,204                     145,815                     133,481
                                ----------                  ----------                   ---------
  Total liabilities and
   stockholders' equity         $1,675,628                  $1,651,800                  $1,358,162
                                ==========                  ==========                  ==========
Net interest margin                         $ 67,675   4.41             $ 62,875   4.17             $ 53,900    4.35
                                            ========                    ========                    ========


     Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 1999 and 1998 as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.


Table 4:  Volume/Rate Analysis

                                                            Years Ended December 31 (1)
                                            ------------------------------------------------------------
                                                    1999 over 1998              1998 over 1997
                                            ----------------------------     ---------------------------
(In thousands, on a fully                              Yield/                          Yield/
 taxable equivalent basis)                  Volume      Rate       Total     Volume     Rate       Total
--------------------------------------------------------------------------------------------------------

Increase (decrease) in

Interest income
   Interest bearing balances
      due from banks                       $     93   $    (75)  $     18   $    104   $     29   $    133
   Federal funds sold                        (1,643)      (448)    (2,091)     1,214       (287)       927
   Investment securities - taxable             (513)      (748)    (1,261)     2,024       (558)     1,466
   Investment securities - non-taxable          947        (19)       928      1,376       (142)     1,234
   Mortgage loans held for sale                 131         --        131        183         (9)       174
   Assets held in trading accounts              (37)        12        (25)       (64)       (48)      (112)
   Loans                                      5,210     (2,925)     2,285     17,566        357     17,923
                                           --------   --------   --------   --------   --------   --------
   Total                                      4,188     (4,203)       (15)    22,403       (658)    21,745
                                           --------   --------   --------   --------   --------   --------
Interest expense
   Interest bearing transaction and
     savings accounts                           766       (854)       (88)     1,658         53      1,711
   Time deposits                               (547)    (3,730)    (4,277)     8,062        322      8,384
   Federal funds purchased
     and securities sold under
     agreements to repurchase                   141       (237)       (96)       929       (259)       670
   Other borrowed funds
     Short-term debt                            (19)       (42)       (61)       (77)        40        (37)
     Long-term debt                            (235)       (58)      (293)     2,138        (96)     2,042
                                           --------   --------   --------   --------   --------   --------
   Total                                        106     (4,921)    (4,815)    12,710         60     12,770
                                           --------   --------   --------   --------   --------   --------
Increase (decrease) in
 net interest income                       $  4,082   $    718   $  4,800   $  9,693   $   (718)  $  8,975
                                           ========   ========   ========   ========   ========   ========


(1) Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.


Provision for Loan Losses
--------------------------------------------------------------------------------
     The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for 1999, 1998 and 1997 was $6.6, $8.3 and $5.2 million, respectively. The decrease from 1998 to 1999 and the increase from 1997 to 1998 were attributable to an increased provision during 1998. The provision in 1998 was increased $3.1 million from 1997 to 1998 as a result of an $2.2 million increase in net charge-offs and an increase in impaired loans of $2.1 million for the same period. Other factors increasing the 1998 provision included growth in loans, increased indirect lending, unfavorable weather and market conditions in the agriculture industry and an increased level of consumer bankruptcies. The provision for loan losses as a percentage of average loans for 1999, 1998 and 1997 was 0.62%, 0.83% and 0.65%, respectively.

Non-Interest Income
--------------------------------------------------------------------------------
     Total non-interest income was $28.3 million in 1999, compared to $33.6 million in 1998 and $30.2 million in 1997. Non-interest income for 1999 is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

     During the second quarter of 1998 the Company sold its $1.2 billion residential mortgage-servicing portfolio. The sale of the mortgage-servicing portfolio resulted in a $3.3 million gain on sale and the elimination of mortgage servicing fees.

     Table 5 shows non-interest income for the years ended December 31, 1999, 1998 and 1997, respectively, as well as changes in 1999 from 1998 and in 1998 from 1997.



Table 5:  Non-Interest Income

                                         Years Ended December 31            1999                1998
                                        -------------------------       Change from         Change from
(In thousands)                          1999       1998      1997           1998                1997
----------------------------------------------------------------------------------------------------------
Trust income                        $  4,666  $   4,037  $  3,186    $   629    15.58%    $   851    26.71%
Service charges on deposit accounts    7,007      6,820     5,378        187     2.74       1,442    26.81
Other service charges and fees         1,759      1,626     1,675        133     8.18         (49)   -2.93
Income on sale of mortgage loans,
   net of commissions                  2,021      2,247     1,426       (226)  -10.06         821    57.57
Income on investment banking,
   net of commissions                    266      1,044     1,061       (778)  -74.52         (17)   -1.60
Credit card fees                      10,214      9,484     9,433        730     7.70          51     0.54
Mortgage servicing fees                   --      3,030     5,599     (3,030) -100.00      (2,569)  -45.88
Other income                           2,344      2,074     2,443        270    13.02        (369)  -15.10
Gain on sale of mortgage servicing        --      3,273        --     (3,273) -100.00       3,273       --
                                    --------  ---------  --------    -------              -------
       Total non-interest income    $ 28,277  $  33,635  $ 30,201    $(5,358)  -15.93%    $ 3,434    11.37%
                                    ========  =========  ========    =======              =======


     Recurring fee income for 1999 was $23.6 million, an increase of $1.6 million, or 7.6%, when compared with 1998 figures. Recurring fee income for 1998 was $22.0 million, an increase of $2.3 million, or 11.7%, when compared with 1997 figures. In 1999, trust fees increased $629,000 from the 1998 level, while credit card fees increased $730,000. In 1998, trust fees increased $851,000 from the 1997 level, while service charges on deposit accounts increased $1.4 million. The increase in trust fees for 1999 and 1998 is primarily the result of growth in the number of trust relationships. The increase in credit card fees for 1999 is the result of growth in the credit card portfolio. The increase in service charges on deposit accounts for 1998 is the result of purchase acquisitions during 1997.

Non-Interest Expense
--------------------------------------------------------------------------------
     Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses, merger-related costs, gain or loss on sold or called securities and other expenses necessary for the operation of the Company. Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures that have been installed. The Company utilizes an extensive profit planning and reporting system involving all affiliates. Monthly and annual profit plans are developed, including manpower and capital expenditure budgets, based on a needs assessment of the business plan for the upcoming year. These profit plans are subject to extensive initial reviews and monitored by management on a monthly basis. Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met. Management also regularly monitors staffing levels at each affiliate, to ensure productivity and overhead are in line with existing workload requirements.

     Non-interest expense for 1999 was $61.9 million, a decrease of $710,000, or 1.1%, from 1998. The decrease in non-interest expense in 1999, compared to 1998 primarily reflects the sale of Company's $1.2 billion residential mortgage-servicing portfolio and no additional Year 2000 expenses for 1999. However, $1.4 million in additional merger-related expenses and the normal increased cost of doing business offset these expense reductions. Non-interest expense for 1998 was $62.6 million, an increase of $7.4 million, or 13.4%, from 1997. The increase in non-interest expense in 1998, compared to 1997 primarily reflects the Company's purchase acquisitions on August 1, 1997, merger-related expenses and Year 2000 expenses. These increases were offset by expense reduction associated with the sale of the Company's residential mortgage-servicing portfolio.

     Table 6 below shows non-interest expense for the years ended December 31, 1999, 1998 and 1997, respectively, as well as changes to 1999 from 1998 and 1998 from 1997, respectively.


Table 6:  Non-Interest Expense

                                         Years Ended December 31            1999                1998
                                        -------------------------       Change from         Change from
(In thousands)                          1999       1998      1997           1998                1997
----------------------------------------------------------------------------------------------------------

Salaries and employee benefits      $ 32,395  $  31,833  $ 28,226    $   562       1.77% $  3,607    12.78%
Occupancy expense, net                 3,578      3,858     3,535       (280)     -7.26       323     9.14
Furniture and equipment expense        5,003      4,448     3,863        555      12.48       585    15.14
Loss on foreclosed assets                364        738     1,197       (374)    -50.68      (459)  -38.35
Merger-related                         1,843        466        --      1,377     295.49       466       --
Loss on sale of securities, net           --        165       108       (165)   -100.00        57    52.78

Other operating expenses
   Professional services               1,444      1,920     1,883       (476)    -24.79        37     1.96
   Postage                             1,895      1,836     1,434         59       3.21       402    28.03
   Telephone                           1,419      1,279     1,082        140      10.95       197    18.21
   Credit card expenses                1,624      1,495     1,413        129       8.63        82     5.80
   Operating supplies                  1,524      1,517     1,389          7       0.46       128     9.22
   FDIC insurance                        232        248       312        (16)     -6.45       (64)  -20.51
   Year 2000                              --        500        --       (500)   -100.00       500       --
   Amortization of MSR's                  --      1,223     2,578     (1,223)   -100.00    (1,355)  -52.56
   Amortization of intangibles         2,469      2,385     1,264         84       3.52     1,121    88.69

   Other expenses                      8,139      8,728     6,977       (589)     -6.75     1,751    25.10
                                    --------  ---------  --------    -------             --------
       Total non-interest expense   $ 61,929  $  62,639  $ 55,261    $  (710)     -1.13% $  7,378    13.35%
                                    ========  =========  ========    =======             ========


Income Taxes
--------------------------------------------------------------------------------
     The provision for income taxes for 1999 was $7.4 million, compared to $6.7 million in 1998 and $6.6 million in 1997. The effective income tax rates for the years ended 1999, 1998 and 1997 were 30.0%, 28.8% and 30.6%, respectively.

Earnings/Ratios Excluding Intangibles and Merger-Related Expenses
--------------------------------------------------------------------------------

     Table 7 reconciles reported earnings to net income excluding intangible amortization and merger-related expenses (cash operating) for the year ended December 31, 1999. Table 8 presents the calculation of the cash operating return on assets and cash operating return on equity for the year ended December 31, 1999. The Company specifically formulated these calculations and the results may not be comparable to similarly titled measures reported by other companies. Also, cash operating earnings are not entirely available for use by management. See the Consolidated Statements of Cash Flows and Notes to the Financial Statements for other information regarding funds available for use by management.


Table 7: Earnings Excluding Intangibles and Merger-Related Expenses

                                                                Year ended December 31, 1999
                                             ----------------------------------------------------------------
                                             Reported      Intangible      Merger-Related    "Cash Operating"
(In thousands)                               Earnings     Amortization        Expenses           Earnings
-------------------------------------------------------------------------------------------------------------
Income before income taxes                  $  24,528       $   2,469        $   1,843          $  28,840
     Provision for income taxes                 7,360             813              461              8,634
                                            ---------       ---------        ---------          ---------
Net Income                                  $  17,168       $   1,656        $   1,382          $  20,206
                                            =========       =========        =========          =========

Basic earnings per common share             $    2.35       $    0.23        $    0.19          $    2.77
                                            =========       =========        =========          =========
Diluted earnings per common share           $    2.33       $    0.22        $    0.19          $    2.74
                                            =========       =========        =========          =========



Table 8: Ratios Excluding Intangibles and Merger-Related Expenses

(In thousands)                                                                  Year ended December 31, 1999
------------------------------------------------------------------------------------------------------------

Cash Operating ROA:  A/(B-D)                                                                  1.23%
Cash Operating ROE:  A/(C-E)                                                                 12.98%

     Cash operating earnings                                                          $      20,206  (A)
     Average total assets                                                                 1,675,628  (B)
     Average stockholders' equity                                                           157,204  (C)
     Average total intangible assets                                                         28,449  (D)
     Average intangible assets remaining in
           stockholders' equity                                                               1,503  (E)


Loan Portfolio
--------------------------------------------------------------------------------
     The Company's loan portfolio averaged $1.053 billion during 1999 and $995 million during 1998. As of December 31, 1999, total loans were $1.114 billion, compared to $1.034 billion on December 31, 1998. The most significant components of the loan portfolio were commercial real estate loans, loans to individuals in the form of credit card loans, student loans and single family residential real estate loans.

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

     Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $435.4 million at December 31, 1999, or 39.1% of total loans, compared to $387.5 million, or 37.5% of total loans at December 31, 1998. The consumer loan increase from 1998 to 1999 is the result of the Company's higher credit card volume and increased indirect lending (loans originated by third parties, which are underwritten and purchased by the Company). These increases were the result of an expanded marketing effort of those products.

     Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $497.1 million at December 31, 1999, or 44.7% of total loans, compared to $480.6 million, or 46.4% of total loans at December 31, 1998. The real estate loan increase from 1998 to 1999 is the result of lower average interest rates.

     Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $176.3 million at December 31, 1999, or 15.8% of total loans, compared to $159.2 million, or 15.4% of total loans at December 31, 1998. The commercial loan increase from 1998 to 1999 is the result of favorable economic conditions.

     The amounts of loans outstanding at the indicated dates are reflected in table 9, according to type of loan.


Table 9:  Loan Portfolio

                                                               Years Ended December 31
                                          ------------------------------------------------------------
(In thousands)                                 1999        1998        1997         1996        1995
------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                            $  187,242  $  165,622  $   179,828  $  166,346  $  154,808
   Student loans                               66,739      66,134       63,291      64,193      63,492
   Other consumer                             181,380     155,767      139,282      88,543      79,037
Real Estate
   Construction                                53,925      63,037       52,976      28,703      24,310
   Single family residential                  202,886     194,174      184,539     114,261     107,740
   Other commercial                           240,259     223,368      178,517      98,591      90,590
Commercial
   Commercial                                 137,827     112,800      115,684      65,989      55,794
   Agricultural                                35,337      40,706       38,169      27,950      27,582
   Financial institutions                       3,165       5,656        6,073       8,469       9,058
Other                                           4,875       7,198        7,506       6,530       3,117
                                           ----------  ----------  -----------  ----------  ----------
      Total loans                          $1,113,635  $1,034,462  $   965,865  $  669,575  $  615,528
                                           ==========  ==========  ===========  ==========  ==========


     Table 10 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 1999.



Table 10:  Maturity and Interest Rate Sensitivity of Loans

                                                                          Over 1
                                                                            year
                                                1 year       through          Over
(In thousands)                                  or less      5 years         5 years       Total
-------------------------------------------------------------------------------------------------
Consumer                                    $   359,774    $   75,431     $     156   $   435,361
Real estate                                     259,608       227,512         9,950       497,070
Commercial                                      130,603        43,556         2,170       176,329
Other                                             4,244           591            40         4,875
                                            -----------    ----------     ---------   -----------
      Total                                 $   754,229    $  347,090     $  12,316   $ 1,113,635
                                            ===========    ==========     =========   ===========

Predetermined rate                          $   528,003    $  347,090     $  12,316   $   887,409
Floating rate                                   226,226            --            --       226,226
                                            -----------    ----------     ---------   -----------
      Total                                 $   754,229    $  347,090     $  12,316   $ 1,113,635
                                            ===========    ==========     =========   ===========


Asset Quality
--------------------------------------------------------------------------------
     A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans. This includes nonaccrual loans and certain loans identified by management.

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

     At December 31, 1999, impaired loans were $12.1 million compared to $13.3 million and $11.2 million in 1998 and 1997, respectively. At December 31, 1999, non-performing loans were $10.2 million compared to $10.0 million and $9.8 million in 1998 and 1997, respectively

     Table 11 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.


Table 11:  Non-performing Assets

                                                                Years Ended December 31
                                           -----------------------------------------------------------
(In thousands)                                  1999          1998        1997       1996        1995
------------------------------------------------------------------------------------------------------

Nonaccrual loans                            $   7,666    $  6,959    $   7,054   $   3,729    $  2,515
Loans past due 90 days or more
  (principal or interest payments)              2,542       2,972        2,417       2,560       1,817
Restructured                                       --         118          343          --         281
                                            ---------    --------    ---------   ---------    --------
    Total non-performing loans                 10,208      10,049        9,814       6,289       4,613
                                            ---------    --------    ---------   ---------    --------

Other non-performing assets
  Foreclosed assets held for sale                 747       2,156        2,095       1,368       1,485
  Other non-performing assets                      56          29           --           6           7
                                            ---------    --------    ---------   ---------    --------
      Total other non-performing assets           803       2,185        2,095       1,374       1,492
                                            ---------    --------    ---------   ---------    --------
          Total non-performing assets       $  11,011    $ 12,234    $  11,909   $   7,663    $  6,105
                                            =========    ========    =========   =========    ========

Allowance for loan losses to
  non-performing loans                        167.37%     167.30%      155.03%     167.05%     223.35%
Non-performing loans to total loans             0.92%       0.97%        1.02%       0.94%       0.75%
Non-performing assets to total assets           0.65%       0.73%        0.73%       0.66%       0.55%



     Approximately $689,000, $646,000 and $652,000 of interest income would have been recorded for the periods ended December 31, 1999, 1998 and 1997, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the years ended December 31, 1999, 1998 and 1997.

Allowance for Loan Losses
--------------------------------------------------------------------------------
     An analysis of the allowance for loan losses for the last five years is shown in table 12.



Table 12:  Allowance for Loan Losses

(In thousands)                                  1999        1998        1997       1996        1995
------------------------------------------------------------------------------------------------------
alance, beginning of year                  $  16,812   $  15,215     $ 10,506   $  10,303   $   9,660
                                            ---------   ---------     --------   ---------   ---------
Loans charged off
   Credit card                                  3,156       3,734        3,283       2,392       1,851
   Other consumer                               2,419       1,398          919         615         635
   Real estate                                    621       1,272          465          76         176
   Commercial                                   1,498       1,367          731         151         265
                                            ---------   ---------     --------   ---------   ---------
       Total loans charged off                  7,694       7,771        5,398       3,234       2,927
                                            ---------   ---------     --------   ---------   ---------

Recoveries of loans previously charged off
   Credit card                                    444         398          365         309         143
   Other consumer                                 588         291          192         245         323
   Real estate                                    231         121          144          69          73
   Commercial                                     153         249          163         250          90
                                            ---------   ---------     --------   ---------   ---------
       Total recoveries                         1,416       1,059          864         873         629
                                            ---------   ---------     --------   ---------   ---------
   Net loans charged off                        6,278       6,712        4,534       2,361       2,298
Allowance for loan losses of
   acquired institutions                           --          --        4,028          --         361
Provision for loan losses                       6,551       8,309        5,215       2,564       2,580
                                            ---------   ---------     --------   ---------   ---------
Balance, end of year                        $  17,085     $16,812     $ 15,215   $  10,506   $  10,303
                                            =========   =========     ========   =========   =========

Net charge-offs to average loans                0.60%       0.67%        0.56%       0.37%       0.39%
Allowance for loan losses to total loans        1.53%       1.63%        1.58%       1.57%       1.67%
Allowance for loan losses to net charge-offs   272.1%      250.5%       335.6%      445.0%      448.3%


     The amount of provisions to the allowance during the year 1999 were based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

     The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 13.

Table 13:  Allocation of Allowance for Loan Losses
                                                               December 31
                       ---------------------------------------------------------------------------------------
                               1999             1998               1997            1996              1995
                       ----------------- ----------------  ----------------  ---------------  ----------------
                        Allowance  % of  Allowance  % of   Allowance  % of   Allowance % of   Allowance  % of
(In thousands)           Amount   loans*  Amount   loans*   Amount   loans*   Amount  loans*   Amount   loans*
--------------------------------------------------------------------------------------------------------------
Credit cards             $3,300    16.8%  $ 3,552    16.0%   $3,339    18.6%  $ 2,626    24.8%  $ 2,658    25.2%
Consumer                  1,918    22.3%    1,959    21.5%    1,731    21.0%      543    22.8%      503    23.2%
Real Estate               7,155    44.7%    6,367    46.4%    5,307    43.0%    3,687    36.1%    3,544    36.1%
Commercial                3,244    15.8%    2,637    15.4%    2,641    16.6%    1,214    15.3%    1,251    15.0%
Other                        --     0.4%       12     0.7%       10     0.8%        4     1.0%        5     0.5%
Unallocated               1,468             2,285             2,187             2,432             2,342
                        -------           -------           -------           -------           -------
     Total              $17,085  100.0%   $16,812   100.0%  $15,215   100.0%  $10,506   100.0%  $10,303   100.0%
                        =======           =======           =======           =======           =======

*Percentage of loans in each category to total loans.

     The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. The unallocated reserve is a result of potential risk factors that cannot be quantified at December 31, 1999, including the impact of increased indirect lending and consumer bankruptcies inherent in the present portfolio.

Investments and Securities
--------------------------------------------------------------------------------
     The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as either held-to-maturity, available-for-sale or trading.

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

     The Company's philosophy regarding investments is conservative, based on investment type and maturity. Investments in the portfolio primarily include U.S. Treasury securities, U.S. government agencies, mortgage-backed securities and municipal securities. The Company's general policy is not to invest in derivative type investments, except for collateralized mortgage-backed securities for which collection of principal and interest is not subordinated to significant superior rights held by others.

     Held-to-maturity and available-for-sale investment securities were $174.4 million and $234.9 million, respectively, at December 31, 1999, compared to the held-to-maturity amount of $191.7 million and available-for-sale amount of $224.7 million at December 31, 1998.

     As of December 31, 1999, $50.2 million, or 28.8%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 76.0% of which will mature in less than five years. In the available-for-sale securities, $201.3 million, or 85.7% were in U.S. Treasury and U.S. government agency securities, 77.6% of which will mature in less than five years.

     In order to reduce the Company's income tax burden, an additional $107.2 million, or 61.5%, of the held-to-maturity securities portfolio, as of December 31, 1999, was invested in tax-exempt obligations of state and political subdivisions. In the available-for-sale securities, $6.4 million, or 2.7% were invested in tax-exempt obligations of state and political subdivisions. There are no securities of any one state and political subdivision issuer exceeding ten percent of the Company's stockholders' equity at December 31, 1999.

     The Company has approximately $16.9 million, or 9.7%, in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 1999. In the available-for-sale securities, $16.7 million, or 7.1% were invested in mortgaged-backed securities.

     As of December 31, 1999, the held-to-maturity investment portfolio had gross unrealized gains of $813,000 and gross unrealized losses of $3.7 million. Net realized losses from called or sold available-for-sale securities for 1999 were zero, compared to net realized losses of $165,000 in 1998 and $108,000 in 1997.

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

     Table 14 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 14:  Investment Securities
                                                         Years Ended December 31
                         --------------------------------------------------------------------------------------
                                             1999                                       1998
                         -------------------------------------------  -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------
Held-to-Maturity
U.S. Treasury           $   13,576   $    10 $   (115) $   13,471  $   25,116    $   424  $    (1)  $   25,539
U.S. Government
  agencies                  36,654        57   (1,169)     35,542      35,770        474      (48)      36,196
Mortgage-backed
  securities                16,920        84     (258)     16,746      19,756        113     (170)      19,699
State and political
  subdivisions             107,157       662   (2,107)    105,712     110,997      2,766     (100)     113,663
Other securities                85        --       (2)         83          92          3       --           95
                        ----------   ------- --------  ----------  ----------    -------  -------   ----------
                        $  174,392   $   813 $ (3,651) $  171,554  $  191,731    $ 3,780  $  (319)  $  195,192
                        ==========   ======= ========  ==========  ==========    =======  =======   ==========
Available-for-Sale

U.S. Treasury           $   41,492   $    83 $   (133) $   41,442  $   51,796    $ 1,081  $    --   $   52,877
U.S. Government
  agencies                 166,143        --   (6,287)    159,856     131,996        486     (147)     132,335
Mortgage-backed
  securities                16,954        26     (234)     16,746      25,256         58     (230)      25,084
State and political
  subdivisions               6,432        88      (88)      6,432       4,816         57       (9)       4,864
Other securities             9,859       552       --      10,411       8,246      1,523     (252)       9,517
                        ----------   ------- --------  ----------  ----------    -------  -------   ----------
                        $  240,880   $   749 $ (6,742) $  234,887  $  222,110    $ 3,205  $  (638)  $  224,677
                        ==========   ======= ========  ==========  ==========    =======  =======   ==========
Total Investments       $  415,272   $ 1,562 $(10,393) $  406,441  $  413,841    $ 6,985  $  (957)  $  419,869
                        ==========   ======= ========  ==========  ==========    =======  =======   ==========

     Table 15 reflects the amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, the weighted average yields (for tax-exempt obligations on a fully taxable basis, assuming a 37.5% tax rate) of such securities and the taxable equivalent adjustment used in calculating yields. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.


Table 15:  Maturity Distribution of Investment Securities

                                                          December 31, 1999
                           --------------------------------------------------------------------------------
                                       Over       Over
                                      1 year     5 years
                           1 year     through    through    Over    No fixed                Par       Fair
(In thousands)             or less    5 years   10 years  10 years  maturity     Total     Value      Value
-----------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury            $   3,304  $ 10,272  $      --  $     --  $      --  $  13,576 $  13,550  $  13,471
U.S. Government
   agencies                  3,004    21,608     12,042        --         --     36,654    36,685     35,542
Mortgage-backed
   securities                  459       987        741    14,733         --     16,920    16,756     16,746
State and political
   subdivisions             10,712    44,884     42,630     8,931         --    107,157   107,357    105,712
Other securities                --        --         --        --         85         85        83         83
                         ---------  --------  ---------  --------  ---------  --------- ---------  ---------
     Total               $  17,479  $ 77,751  $  55,413  $ 23,664  $      85  $ 174,392 $ 174,431  $ 171,554
                         =========  ========  =========  ========  =========  ========= =========  =========

Percentage of total          10.0%     44.6%      31.8%     13.5%       0.1%     100.0%
                         =========  ========  =========  ========  =========  =========

Weighted average yield        7.0%      6.7%       7.1%      7.3%       6.8%       7.0%
                         =========  ========  =========  ========  =========  =========

Available-for-Sale

U.S. Treasury            $  26,537  $ 14,955  $      --  $     --  $      --  $  41,492 $  41,550  $  41,442
U.S. Government
   agencies                 23,886    90,870     51,387        --         --    166,143   166,200    159,856
Mortgage-backed
   securities                   --     1,691      2,394    12,869         --     16,954    16,573     16,746
State and political
   subdivisions                430     1,224      4,432       346         --      6,432     6,435      6,432
Other securities                --        --         --        --      9,859      9,859     9,859     10,411
                         ---------  --------  ---------  --------  ---------  --------- ---------  ---------
     Total               $  50,853  $108,740  $  58,213  $ 13,215  $   9,859  $ 240,880 $ 240,617  $ 234,887
                         =========  ========  =========  ========  =========  ========= =========  =========

Percentage of total          21.1%     45.1%      24.2%      5.5%       4.1%     100.0%
                         =========  ========  =========  ========  =========  =========

Weighted average yield        5.8%      5.9%       6.5%      5.9%       5.4%       6.0%
                         =========  ========  =========  ========  =========  =========


Deposits
--------------------------------------------------------------------------------
      Total average deposits for 1999 were $1.382 billion, compared to $1.367 billion in 1998. As of December 31, 1999, total deposits were $1.411 billion, compared to $1.381 billion on December 31, 1998. The year-end balances of time deposits over $100,000 were $225.3 million in 1999, compared to $218.1 million in 1998.

     Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category which are in excess of 10 percent of average total deposits for the three years ended December 31, 1999.



Table 16:  Average Deposits Balances and Rates

                                                                   December 31
                                       ---------------------------------------------------------------------
                                              1999                    1998                    1997
                                       -------------------     -------------------     ---------------------
                                       Average    Average      Average    Average      Average      Average
(In thousands)                         Amount    Rate Paid     Amount    Rate Paid     Amount      Rate Paid
------------------------------------------------------------------------------------------------------------
Non-interest bearing demand
   deposits                         $   178,103       --     $   180,519       --     $   152,248       --
Interest bearing transaction and
   savings deposits                     448,327     2.70%        421,042     2.90%        363,875     2.89%
Time deposits
   $100,000 or more                     211,929     5.03%        223,434     5.48%        179,756     5.35%
   Other time deposits                  543,309     4.99%        541,874     5.50%        438,694     5.48%
                                    -----------              -----------              -----------
      Total                         $ 1,381,668              $ 1,366,869              $ 1,134,573
                                    ===========              ===========              ===========


     The Company's maturities of large denomination time deposits at December 31, 1999 and 1998 are presented in table 17.




Table 17:  Maturities of Large Denomination Time Deposits

                                                          Time Certificates of Deposit
                                                               ($100,000 or more)
                                                                   December 31
                                            --------------------------------------------------------
                                                        1999                        1998
                                            --------------------------  ----------------------------
(In thousands)                                  Balance      Percent         Balance      Percent
----------------------------------------------------------------------------------------------------
Maturing
   Three months or less                     $    69,592        30.89%   $    84,114        38.56%
   Over 3 months to 6 months                     66,978        29.73%        72,798        33.37%
   Over 6 months to 12 months                    58,846        26.12%        41,652        19.10%
   Over 12 months                                29,874        13.26%        19,561         8.97%
                                            -----------                 -----------
         Total                              $   225,290       100.00%   $   218,125       100.00%
                                            ===========                 ===========

Short-Term Borrowings
--------------------------------------------------------------------------------
     Federal funds purchased and securities sold under agreements to repurchase were $60.5 million at December 31, 1999, as compared to $78.4 million at December 31, 1998. Other short-term borrowings, consisting of U.S. Treasury Notes, were $5.0 million at December 31, 1999, as compared to $1.6 million at December 31, 1998.

     The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets and federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future. The Company's general policy is to avoid the use of brokered deposits.

Long-Term Debt
--------------------------------------------------------------------------------
     The Company's long-term debt was $46.2 million and $49.9 million at December 31, 1999 and 1998, respectively. The outstanding balance for December 31, 1999 includes $16.0 million in long-term debt and $17.3 million of trust preferred securities. This debt was incurred to fund a portion of the purchase price of the acquisitions completed in 1997. The Company also has assumed FHLB long-term advances during acquisitions. The outstanding balance for FHLB long-term advances was $12.1 million as of December 31, 1999.

Capital
--------------------------------------------------------------------------------
     At December 31, 1999, the total capital reached $159.4 million, another milestone in the Company's history. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At year-end 1999, the Company's equity to asset ratio was 9.39% compared to 8.91% at year-end 1998.

     The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 1999, the Tier 1 capital ratio was 13.67%, while the Company's total risk-based capital ratio was 14.96%, both of which exceed the capital minimums established in the risk-based capital requirements.

     The Company's risk-based capital ratios at December 31, 1999 and 1998 are presented in table 18.



Table 18:  Risk-Based Capital
                                                                                    December 31
                                                                          ----------------------------
(In thousands)                                                                 1999            1998
------------------------------------------------------------------------------------------------------
Tier 1 capital
   Stockholders' equity                                                   $   159,371       $  150,384
   Trust preferred securities                                                  17,250           17,250
   Intangible assets                                                          (27,226)         (28,513)
   Unrealized loss (gain) on
     available-for-sale securities                                              3,900           (1,491)
   Other                                                                         (951)            (986)
                                                                          -----------       ----------
              Total Tier 1 capital                                            152,344          136,644
                                                                          -----------       ----------

Tier 2 capital
   Qualifying unrealized gain on
available-for-sale equity securities                                              400               --
   Qualifying allowance for loan losses                                        13,967           13,325
                                                                          -----------       ----------
              Total Tier 2 capital                                             14,367           13,325
                                                                          -----------       ----------
              Total risk-based capital                                    $   166,711       $  149,969
                                                                          ===========       ==========
Risk weighted assets                                                      $ 1,114,226       $1,066,395
                                                                          ===========       ==========
Ratios at end of year
     Leverage ratio                                                             9.10%            8.39%
     Tier 1 capital                                                            13.67%           12.81%
     Total risk-based capital                                                  14.96%           14.06%
   Minimum guidelines
     Leverage ratio                                                             4.00%            4.00%
     Tier 1 capital                                                             4.00%            4.00%
     Total risk-based capital                                                   8.00%            8.00%



Liquidity and Market Risk Management
--------------------------------------------------------------------------------
Parent Company

     The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for debt service requirements. At December 31, 1999, undivided profits of the Company's subsidiaries were approximately $85 million, of which approximately $10 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

     Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitors these same indicators and makes adjustments as needed. At year end, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At December 31, 1999, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 19.1% of total assets, as compared to 22.3% at December 31, 1998.

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

Interest Rate Sensitivity

     Interest rate risk represents the potential impact of interest rate changes on net income and capital resulting from mismatches in repricing opportunities of assets and liabilities over a period of time. A number of tools are used to monitor and manage interest rate risk, including simulation models and interest sensitivity (GAP) analysis. Management uses simulation models to estimate the effects of changing interest rates and various balance sheet strategies on the level of the Company's net income and capital. As a means of limiting interest rate risk to an acceptable level, management may alter the mix of floating - and fixed-rate assets and liabilities, change pricing schedules and manage investment maturities during future security purchases.

     The simulation models incorporate management's assumptions regarding the level of interest rates or balance changes for indeterminate maturity deposits for a given level of market rate changes. These assumptions have been developed through anticipated pricing behavior. Key assumptions in the simulation models include the relative timing of prepayments, cash flows and maturities. In addition, the impact of planned growth and anticipated new business is factored into the simulation models. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of a change in interest rates on net income or capital. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

     Table 19 presents the Company's interest rate sensitivity position at December 31, 1999. This GAP analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities (investment securities are according to call dates) and repricing periods rather than estimating more realistic behaviors, as is done in the simulation models. Also, the GAP analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.


Table 19:  Interest Rate Sensitivity

                                                        Interest Rate Sensitivity Period
                             ---------------------------------------------------------------------------------------
                                 0-30      31-90     91-180     181-365    1 to 2      2-5       Over 5
(In thousands, except ratios)    Days      Days       Days       Days       Years     Years       Years     Total
--------------------------------------------------------------------------------------------------------------------
Earning assets
   Short-term investments    $  20,881  $      --  $      --  $      --  $      --  $      --  $      --  $   20,881
   Assets held in trading
    accounts                     1,388         --         --         --         --         --         --       1,388
   Investment securities         7,012     38,116     36,856     64,798     83,975     91,343     87,179     409,279
   Mortgage loans held for sale  6,814         --         --         --         --         --         --       6,814
   Loans                        86,317    265,179    138,643    264,090    171,286    175,804     12,316   1,113,635
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
     Total earning assets      122,412    303,295    175,499    328,888    255,261    267,147     99,495   1,551,997
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts      204,059         --         --         --     51,859    155,577     51,859     463,354
   Time deposits                44,537    138,509    201,379    227,498    137,762     26,902        121     776,708
   Short-term borrowings        65,540         --         --         --         --         --         --      65,540
   Long-term debt                  110        221        331      2,660      3,237      9,388     30,272      46,219
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
     Total interest bearing
     liabilities               314,246    138,730    201,710    230,158    192,858    191,867     82,252   1,351,821
                             ---------  ---------  ---------  ---------  ---------  ---------  --------- -----------
Interest rate
   sensitivity GAP           $(191,834) $ 164,565  $ (26,211) $  98,730  $  62,403  $  75,280  $  17,243 $  200,176
                             =========  =========  =========  =========  =========  =========  ========= ==========
Cumulative interest rate
   sensitivity GAP           $(191,834) $ (27,269) $ (53,480) $  45,250  $ 107,653  $ 182,933  $ 200,176
Cumulative rate sensitive
   assets to rate
   sensitive liabilities          39.0%      94.0%      91.8%      105.1%     110.0%    114.4%     114.8%
Cumulative GAP as a % of
   earning assets                -12.4%      -1.8%      -3.4%       2.9%       6.9%      11.8%      12.9%


Impact of the Year 2000 Issue
--------------------------------------------------------------------------------
     The Company did not experience any significant down time or problems as a result of the Year 2000 issue. The Company operated under normal conditions on the first business day after January 1, 2000. The Company recognizes that the Year 2000 issue poses a risk beyond January 1, 2000, as errors may not become evident until after that date. However, the Company believes any errors will not have a material impact on the Company's results of operations or financial condition.

     During the year ended December 31, 1999, the Company had no significant expenses related to the Year 2000 issue. During the year ended December 31, 1998, the Company expensed $500,000 for software testing and hardware replacement related to the Year 2000 issue. The Company's cumulative expenses relating directly to the Year 2000 issue totaled $500,000.

Quarterly Results
--------------------------------------------------------------------------------
     Selected unaudited quarterly financial information for the last eight quarters is shown in table 20.



Table 20:  Quarterly Results

                                                                         Quarter
                                         -----------------------------------------------------
(In thousands, except per share data)          First        Second       Third     Fourth       Total
-----------------------------------------------------------------------------------------------------------
1999
Net interest income                         $  15,508    $ 16,201    $  16,397   $  16,625    $ 64,731
Provision for loan losses                       1,652       1,691        1,619       1,589       6,551
Non-interest income                             6,749       6,903        7,456       7,169      28,277
Non-interest expense                           15,245      14,965       16,821      14,898      61,929
Gains on sale of securities, net                   --          --           --          --          --
Net income                                      3,708       4,569        3,813       5,078      17,168
Diluted earnings per share                       0.50        0.62         0.52        0.69        2.33

1998
Net interest income                         $  14,539    $ 14,702    $  15,557   $  15,668    $ 60,466
Provision for loan losses                       1,278       3,843        1,467       1,721       8,309
Non-interest income                             7,698      11,597        7,358       6,982      33,635
Non-interest expense                           15,595      16,338       15,168      15,538      62,639
Gains (losses) on sale of securities, net          34          15          (61)       (153)       (165)
Net income                                      3,751       4,298        4,518       3,920      16,487
Diluted earnings per share                       0.51        0.58         0.62        0.53        2.24

-----------------------------------------------------------------------------------------------------------

Quarterly information for 1999 and 1998 has been restated for mergers accounted for as pooling-of-interests.


ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

    Independent Accountants' Report..........................................32
    Consolidated Balance Sheets, December 31, 1999 and 1998..................33
    Consolidated Statements of Income, Years Ended
      December 31, 1999, 1998 and 1997.......................................34
    Consolidated Statements of Cash Flows, Years Ended
      December 31, 1999, 1998 and 1997.......................................35
    Consolidated Statements of Changes in Stockholders' Equity, Years Ended
      December 31, 1999, 1998 and 1997.......................................36
    Notes to Consolidated Financial Statements,
      December 31, 1999, 1998 and 1997.......................................37

Note: Supplementary  Data may be found in Item 7  "Management's  Discussion  and
      Analysis of Financial Condition and Results of Operations - Quarterly Results" on page 30 hereof.

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                             /s/ Baird, Kurtz & Dobson

                                             BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
February 4, 2000

--------------------------------------------------------------------------------------------------------
                                        CONSOLIDATED BALANCE SHEETS

                                        DECEMBER 31, 1999 and 1998

(In thousands, except share data)                                              1999             1998
--------------------------------------------------------------------------------------------------------
ASSETS

Cash and non-interest bearing balances due from banks                    $     60,324       $     56,649
Interest bearing balances due from banks                                       15,381             28,469
Federal funds sold and securities purchased
   under agreements to resell                                                   5,500             54,165
                                                                         ------------       ------------
     Cash and cash equivalents                                                 81,205            139,283
Investment securities                                                         409,279            416,408
Mortgage loans held for sale                                                    6,814             12,641
Assets held in trading accounts                                                 1,388                 78
Loans                                                                       1,113,635          1,034,462
   Allowance for loan losses                                                  (17,085)           (16,812)
                                                                         ------------       ------------
     Net loans                                                              1,096,550          1,017,650
Premises and equipment                                                         40,383             37,834
Foreclosed assets held for sale, net                                              747              2,156
Interest receivable                                                            15,681             15,481
Intangible assets, net                                                         27,226             28,513
Other assets                                                                   18,157             16,966
                                                                         ------------       ------------
         TOTAL ASSETS                                                    $  1,697,430       $  1,687,010
                                                                         ============       ============

LIABILITIES

Non-interest bearing transaction accounts                                $    170,571       $    180,621
Interest bearing transaction accounts and savings deposits                    463,354            442,765
Time deposits                                                                 776,708            757,617
                                                                         ------------       ------------
     Total deposits                                                         1,410,633          1,381,003
Federal funds purchased and securities sold
   under agreements to repurchase                                              60,496             78,367
Short-term debt                                                                 5,044              1,624
Long-term debt                                                                 46,219             49,899
Accrued interest and other liabilities                                         15,667             25,733
                                                                        -------------       ------------
     Total liabilities                                                      1,538,059          1,536,626
                                                                        -------------       ------------

STOCKHOLDERS' EQUITY

Capital stock
   Class  A,  common,  par  value  $1 a  share,  authorized  30,000,000  shares,
   7,315,575 issued and outstanding
   at 1999 and 7,239,022 at 1998                                                7,316              7,239
Surplus                                                                        50,770             48,271
Undivided profits                                                             105,185             93,383
Accumulated other comprehensive income
   Unrealized (depreciation) appreciation on available-for-sale securities, net of income tax credit of $2,340 at 1999 and
     income taxes of $848 at 1998                                              (3,900)             1,491
                                                                         ------------       ------------
     Total stockholders' equity                                               159,371            150,384
                                                                         ------------       ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  1,697,430       $  1,687,010
                                                                         ============       ============


See Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------------------------------------------
                                                  CONSOLIDATED STATEMENTS OF INCOME

                                             YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

(In thousands, except per share data)                                 1999             1998             1997
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                          $   94,576        $   92,290       $   74,323
   Federal funds sold and securities purchased
     under agreements to resell                                        1,759             3,850            2,923
   Investment securities                                              23,836            24,705           22,394
   Mortgage loans held for sale                                          712               581              407
   Assets held in trading accounts                                        72                97              209
   Interest bearing balances due from banks                              535               517              384
                                                                  ----------        ----------       ----------
     TOTAL INTEREST INCOME                                           121,490           122,040          100,640
                                                                  ----------        ----------       ----------
INTEREST EXPENSE
   Deposits                                                           49,877            54,242           44,147
   Federal funds purchased and securities sold
     under agreements to repurchase                                    2,913             3,009            2,339
   Short-term debt                                                       165               226              263
   Long-term debt                                                      3,804             4,097            2,055
                                                                  ----------         ---------       ----------
     TOTAL INTEREST EXPENSE                                           56,759            61,574           48,804
                                                                  ----------         ---------       ----------

NET INTEREST INCOME                                                   64,731            60,466           51,836
   Provision for loan losses                                           6,551             8,309            5,215
                                                                  ----------         ---------       ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                      58,180            52,157           46,621
                                                                  ----------         ---------       ----------
NON-INTEREST INCOME
   Trust income                                                        4,666             4,037            3,186
   Service charges on deposit accounts                                 7,007             6,820            5,378
   Other service charges and fees                                      1,759             1,626            1,675
   Income on sale of mortgage loans, net of commissions                2,021             2,247            1,426
   Income on investment banking, net of commissions                      266             1,044            1,061
   Credit card fees                                                   10,214             9,484            9,433
   Mortgage servicing fees                                                --             3,030            5,599
   Other income                                                        2,344             2,074            2,443
   Gain on sale of mortgage servicing                                     --             3,273               --
                                                                  ----------         ---------       ----------
     TOTAL NON-INTEREST INCOME                                        28,277            33,635           30,201
                                                                  ----------         ---------       ----------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                     32,395            31,833           28,226
   Occupancy expense, net                                              3,578             3,858            3,535
   Furniture and equipment expense                                     5,003             4,448            3,863
   Loss on foreclosed assets                                             364               738            1,197
   Merger-related                                                      1,843               466               --
   Loss on sale of securities, net                                        --               165              108
   Other operating expenses                                           18,746            21,131           18,332
                                                                  ----------        ----------      -----------
     TOTAL NON-INTEREST EXPENSE                                       61,929            62,639           55,261
                                                                  ----------        ----------      -----------
INCOME BEFORE INCOME TAXES                                            24,528            23,153           21,561
   Provision for income taxes                                          7,360             6,666            6,591
                                                                  ----------        ----------      -----------
NET INCOME                                                        $   17,168        $   16,487      $    14,970
                                                                  ==========        ==========      ===========
BASIC EARNINGS PER SHARE                                          $     2.35        $     2.28      $      2.08
                                                                  ==========        ==========      ===========
DILUTED EARNINGS PER SHARE                                        $     2.33        $     2.24      $      2.05
                                                                  ==========        ==========      ===========


See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------------------------------------------
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEARS ENDED DECEMBER 31, 1999, 1998 and 1997


(In thousands)                                                        1999             1998             1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $   17,168        $   16,487      $   14,970
   Items not requiring (providing) cash
     Depreciation and amortization                                     6,334             6,786           6,349
     Provision for loan losses                                         6,551             8,309           5,215
     Net (accretion) amortization of investment securities              (123)             (176)            311
     Deferred income taxes                                              (326)           (1,631)           (480)
     Provision for foreclosed assets                                     214               320             214
     Gain on sale of  mortgage servicing                                  --            (3,273)             --
     Loss on sale of securities, net                                      --               165             108
   Changes in
     Interest receivable                                                (200)             (384)            454
     Mortgage loans held for sale                                      5,827            (3,883)          1,343
     Assets held in trading accounts                                  (1,310)              371           1,142
     Other assets                                                     (1,191)                5           6,168
     Accrued interest and other liabilities                           (8,363)            7,036           1,101
     Income taxes payable                                               (272)              931              35
                                                                  ----------        ----------      ----------
         Net cash provided by operating activities                    24,309            31,063          36,930
                                                                  ----------        ----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                         (85,902)          (76,623)        (89,232)
   Sale of mortgage servicing                                             --            11,677              --
   Purchase of institutions, net funds paid                               --                --         (16,040)
   Purchases of premises and equipment, net                           (6,414)           (6,915)         (2,456)
   Proceeds from sale of foreclosed assets                             1,646               934           1,416
   Proceeds from sale of available-for-sale  securities                   --             1,500           1,339
   Proceeds from maturities of available-for-sale  securities        137,564           208,463         246,543
   Purchases of available-for-sale  securities                      (144,068)         (221,666)       (276,788)
   Proceeds from maturities of held-to-maturity  securities           53,356            71,873          53,860
   Purchases of held-to-maturity  securities                         (44,991)          (64,915)        (27,616)
   Purchase of mortgage servicing rights                                  --                --            (376)
                                                                  ----------        ----------      ----------
         Net cash used in investing activities                       (88,809)          (75,672)       (109,350)
                                                                  ----------        ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                           29,630            17,659          87,351
   Net advances (repayments) of short-term debt                        3,420            (4,311)          3,047
   Dividends paid                                                     (5,366)           (4,918)         (4,366)
   Proceeds from issuance of long-term debt                            1,300               305          40,550
   Repayment of long-term debt                                        (4,980)           (4,523)           (638)
   Net (decrease) increase in federal funds purchased and
    securities sold under agreements to repurchase                   (17,871)           32,599           8,883
   Issuance of common stock, net                                         289               279             218
                                                                  ----------        ----------      ----------
         Net cash provided by financing activities                     6,422            37,090         135,045
                                                                  ----------        ----------      ----------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                  (58,078)           (7,519)         62,625
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                 139,283           146,802          84,177
                                                                  ----------        ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $   81,205        $  139,283      $  146,802
                                                                  ==========        ==========      ==========

See Notes to Consolidated Financial Statements.

----------------------------------------------------------------------------------------------------------------
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                                                                       Accumulated
                                                                           Other
                                              Common                  Comprehensive   Undivided
(In thousands, except share data)              Stock      Surplus        Income        Profits       Total
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996,
   as previously reported                   $  28,992   $  22,996      $       894    $  58,000   $  110,882
   Adjustment for pooling-of-interests          1,030       1,995             (210)      13,210       16,025
                                            ---------   ---------      -----------    ---------   ----------
Balance, December 31, 1996, as restated        30,022      24,991              684       71,210      126,907
   Comprehensive income
      Net income                                   --          --               --       14,970       14,970
      Change in unrealized appreciation on
         available-for-sale securities, net
         of income tax credit of $223              --          --              399           --          399
                                                                                                   ---------
   Comprehensive income                                                                               15,369
   Exercise of stock options -- 23,100 shares      23         258               --           --          281
   Securities exchanged under
      employee option plan                         (2)        (61)              --           --          (63)
   Common stock par value change              (22,822)     22,822               --           --           --
   Cash dividends declared
      Common stock ($0.56 per share)               --          --               --       (3,204)      (3,204)
      Pooled institution prior to pooling          --          --               --       (1,162)      (1,162)
                                            ---------   ---------      -----------    ---------    ---------
Balance, December 31, 1997                      7,221      48,010            1,083       81,814      138,128
   Comprehensive income
      Net income                                   --          --               --       16,487       16,487
      Change in unrealized appreciation on
         available-for-sale  securities, net of
         income taxes of $229                      --          --              408           --          408
                                                                                                   ---------
   Comprehensive income                                                                               16,895
   Exercise of stock options -- 18,700 shares      19         301               --           --          320
   Other stock transaction of pooled
      institution prior to pooling                 --         (17)              --           --          (17)
   Securities exchanged under
      employee option plan                         (1)        (23)              --           --          (24)
   Cash dividends declared
      Common stock ($0.64 per share)               --          --               --       (3,754)      (3,754)
      Pooled institution prior to pooling          --          --               --       (1,164)      (1,164)
                                            ---------   ---------      -----------    ---------    ---------
Balance, December 31, 1998                      7,239      48,271            1,491       93,383      150,384
   Comprehensive income
      Net income                                   --          --               --       17,168       17,168
      Change in unrealized appreciation on
         available-for-sale  securities, net of
         income tax credit of $3,188               --          --           (5,391)          --       (5,391)
                                                                                                   ---------
   Comprehensive income                                                                               11,777
   Exercise of stock options  -- 19,900 shares     20         280               --           --          300
   Securities exchanged under
      employee option plan                         --         (11)              --           --          (11)
   Common stock issued in connection with the
      purchase of the minority shares of the Bank
      of  Lincoln - 56,997 shares                  57       2,230               --           --        2,287
   Cash dividends declared
      Common stock ($0.72 per share)               --          --               --       (4,990)      (4,990)
      Pooled institution prior to pooling          --          --               --         (376)        (376)
                                            ---------   ---------      -----------    ---------   ----------
Balance, December 31, 1999                  $   7,316   $  50,770      $    (3,900)   $ 105,185   $  159,371
                                            =========   =========      ===========    =========   ==========

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES
--------------------------------------------------------------------------------
Nature of Operations

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

Mortgage Loans Held For Sale

     Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The fair values of the forward commitments are not recognized in the financial statements. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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

Allowance for Loan Losses

     The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of December 31, 1999 and 1998. This estimate is based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of the Company's ongoing risk management system.

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

Intangible Assets

     Intangible assets consist of "Goodwill" and "Core deposit premiums". "Goodwill" represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. "Core deposit premiums" represents the amount allocated to the future earnings potential of acquired deposits. The unamortized intangible assets are being amortized using the straight-line method over periods ranging from 10 to 20 years.

Fee Income

     Periodic bankcard fees, net of direct origination costs, are recognized as revenue on a straight-line basis over the period the fee entitles the cardholder to use the card. Origination fees and costs for other loans are not material in the aggregate.

Income Taxes

     Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of per share earnings is as follows:




(In thousands, except per share data)                                  1999             1998              1997
-------------------------------------------------------------------------------------------------------------------
Net Income                                                         $  17,168         $  16,487         $ 14,970
                                                                   ---------         ---------         --------

Average common shares outstanding                                      7,307             7,233            7,214
Average common share stock options outstanding                            67               113               85
                                                                   ---------         ---------         --------
Average diluted common shares                                          7,374             7,346            7,299
                                                                   ---------         ---------         --------

Basic earnings per share                                           $    2.35         $    2.28         $   2.08
                                                                   =========         =========         ========
Diluted earnings per share                                         $    2.33         $    2.24         $   2.05
                                                                   =========         =========         ========



NOTE 2:  ACQUISITIONS
--------------------------------------------------------------------------------
     On August 1, 1997, Simmons First National Corporation acquired all the outstanding capital stock of First Bank of Arkansas ("FBAS"), Searcy, Arkansas and First Bank of Arkansas ("FBAR"), Russellville, Arkansas, in a cash transaction of $53 million and changed the respective names of the banks to Simmons First Bank of Searcy and Simmons First Bank of Russellville. The transaction was accounted for as a purchase and as such, the consolidated operations of the Company include the operations of FBAS and FBAR from the acquisition date. The banks acquired had consolidated assets, as adjusted, of $362 million, as of August 1, 1997. The total acquisition cost exceeded the fair value of tangible assets and liabilities acquired by $29 million. The intangible assets are being amortized using the straight-line method over 15 years.

     The following table presents condensed pro forma consolidated results of operations as if the acquisitions of FBAS and FBAR had occurred at the beginning of 1997. This information combines the historical results of operations of the Company, FBAS and FBAR after the effect of purchase accounting adjustments. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the period presented and is not necessarily indicative of operating results to be expected in future periods.


(In thousands, except per share data)                                                           1997
----------------------------------------------------------------------------------------------------------
Total revenue                                                                                $ 146,129
Net income                                                                                      14,853
Basic earnings per share                                                                          2.06
Diluted earnings per share                                                                        2.03



     On December 8, 1998, the Company and American Bancshares of Arkansas, Inc. ("ABA") merged in a pooling-of-interests transaction. Stockholders of ABA received 464,885 shares of Simmons First National Corporation stock in exchange for ABA shares in the transaction. ABA owned American State Bank ("ASB"), Charleston, Arkansas with assets, as of December 8, 1998, of $90 million. ABA's net interest income and net income for the year ended December 31, 1998 were $3,096,000 and $493,000, respectively. The Company merged ASB into Simmons First National Bank during the first quarter of 1999.

     On January 15, 1999, the Company and Lincoln Bankshares, Inc. ("LBI") merged. This merger was accounted for as a pooling-of-interests, except for the acquisition of the minority shares (17.9%) of the Bank of Lincoln, which were accounted for on a purchase accounting basis. Stockholders of LBI received 301,823 shares of Simmons First National Corporation stock in exchange for LBI shares in the transaction. LBI owned the Bank of Lincoln ("BOL"), Lincoln, Arkansas with assets, as of January 15, 1999, of $75 million. LBI's net interest income and net income for the period ended January 15, 1999 were immaterial. The Company merged BOL into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

     On July 9, 1999, the Company and NBC Bank Corp. ("NBC") merged in a pooling-of-interests transaction. Stockholders of NBC received 784,887 shares of Simmons First National Corporation stock in exchange for NBC shares in the transaction. NBC owned National Bank of Commerce, El Dorado, Arkansas with assets, as of July 9, 1999, of $155 million. NBC's net interest income and net income for the period ended June 30, 1999, were $2,463,000 and $919,000, respectively. The Company changed the name of National Bank of Commerce to Simmons First Bank of El Dorado, N.A. The Company will continue to operate Simmons First Bank of El Dorado, N.A. as a separate community bank with the same board of directors and management.

     The following table summarizes the impact of the pooling-of-interests mergers on the Company's 1998 and 1997 year end financial statements.



                                     Simmons
                               (originally)                                                             Simmons
(In thousands)                   reported)          ABA(1)             LBI              NBC             Pooled
------------------------------------------------------------------------------------------------------------------
December 31, 1998
   Total assets               $ 1,464,362       $        --      $    76,110       $   146,538      $ 1,687,010
   Total equity                   132,180                --            4,854            13,350          150,384
   Net interest income             52,234                --            3,120             5,112           60,466
   Non-interest income             31,664                --              576             1,395           33,635
   Net income                      14,331                --              508             1,648           16,487

December 31, 1997
   Total assets               $ 1,326,145       $    85,732      $    72,833       $   140,782      $ 1,625,492
   Total equity                   112,082             8,930            4,379            12,737          138,128
   Net interest income             40,415             3,245            2,956             5,220           51,836
   Non-interest income             27,545               554              581             1,521           30,201
   Net income                      11,989               805              472             1,704           14,970


(1) Financial information for the year ended December 31, 1998 are included in Simmons originally reported.


NOTE 3:  INVESTMENT SECURITIES
--------------------------------------------------------------------------------

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:



                                                         Years Ended December 31
                       ------------------------------------------------------------------------------------------
                                             1999                                       1998
                       ---------------------------------------------  -------------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
-----------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury           $   13,576   $    10   $  (115) $   13,471  $   25,116    $   424  $    (1)  $   25,539
U.S. Government
  agencies                  36,654        57    (1,169)     35,542      35,770        474      (48)      36,196
Mortgage-backed
  securities                16,920        84      (258)     16,746      19,756        113     (170)      19,699
State and political
  subdivisions             107,157       662    (2,107)    105,712     110,997      2,766     (100)     113,663
Other securities                85        --        (2)         83          92          3       --           95
                        ----------   -------   -------  ----------  ----------    -------  -------   ----------
                        $  174,392   $   813   $(3,651) $  171,554  $  191,731    $ 3,780  $  (319)  $  195,192
                        ==========   =======   =======  ==========  ==========    =======  =======   ==========

Available-for-Sale

U.S. Treasury           $   41,492   $    83   $  (133) $  41,442   $  51,796     $ 1,081  $    --   $   52,877
U.S. Government
  agencies                 166,143        --    (6,287)   159,856     131,996         486     (147)     132,335
Mortgage-backed
  securities                16,954        26      (234)    16,746      25,256          58     (230)      25,084
State and political
  subdivisions               6,432        88       (88)     6,432       4,816          57       (9)       4,864
Other securities             9,859       552        --     10,411       8,246       1,523     (252)       9,517
                        ----------   -------   -------  ---------   ---------     -------  -------   ----------
                        $  240,880   $   749   $(6,742) $ 234,887   $ 222,110     $ 3,205  $  (638)  $  224,677
                        ==========   =======   =======  =========   =========     =======  =======   ==========



     Income earned on the above securities for the years ended December 31, 1999, 1998 and 1997 is as follows:



(In thousands)                                                         1999             1998              1997
------------------------------------------------------------------------------------------------------------------
Taxable
  Held-to-maturity                                                 $   4,377         $   6,301         $  6,775
  Available-for-sale                                                  13,910            13,247           11,307

Non-taxable
  Held-to-maturity                                                     5,296             4,981            4,292
  Available-for-sale                                                     253               176               20
                                                                   ---------         ---------         --------
         Total                                                     $  23,836         $  24,705         $ 22,394
                                                                   =========         =========         ========


     The Statement of Changes in Stockholders' Equity includes other comprehensive income. Other comprehensive income for the Company includes the change in the unrealized appreciation on available-for-sale securities. The changes in the unrealized appreciation on available-for-sale securities for the years ended December 31, 1999, 1998 and 1997 are as follows:





(In thousands)                                                         1999            1998              1997
-------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses)
   arising during the period                                       $  (5,391)        $     243         $    291
Losses realized in net income                                             --               165              108
                                                                   ---------         ---------         --------
Net change in unrealized appreciation on
   available-for-sale securities                                   $  (5,391)        $     408         $    399
                                                                   =========         =========         ========


     The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.



                                                Held-to-Maturity             Available-for-Sale
                                            -------------------------   -------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
--------------------------------------------------------------------------------------------------------
One year or less                            $    17,479   $    17,455   $    50,853    $   50,667
After one through five years                     77,751        76,789       108,740       105,412
After five through ten years                     55,413        53,723        58,213        55,331
After ten years                                  23,664        23,504        13,215        13,066
Other securities                                     85            83         9,859        10,411
                                            -----------   -----------   -----------    ----------
         Total                              $   174,392   $   171,554   $   240,880    $  234,887
                                            ===========   ===========   ===========    ==========


     The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $277,789,000 at December 31, 1999 and $239,070,000 at December 31,
1998.

     Book value of securities sold under agreements to repurchase amounted to $39,956,000 and $33,384,000 for December 31, 1999 and 1998, respectively.

     Gross realized gains of $0, $50,000 and $29,000 resulting from sales and/or calls of available-for-sale securities were realized for the years ended December 31, 1999, 1998 and 1997, respectively. The gross realized losses of $0, $215,000 and $137,000 resulting from sales and/or calls of available-for-sale securities were realized for the years ended December 31, 1999, 1998 and 1997, respectively.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------
     The various categories of loans are summarized as follows:


(In thousands)                                                                 1999             1998
---------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                           $   187,242       $   165,622
   Student loans                                                               66,739            66,134
   Other consumer                                                             181,380           155,767
Real estate
   Construction                                                                53,925            63,037
   Single family residential                                                  202,886           194,174
   Other commercial                                                           240,259           223,368
Commercial
   Commercial                                                                 137,827           112,800
   Agricultural                                                                35,337            40,706
   Financial institutions                                                       3,165             5,656
Other                                                                           4,875             7,198
                                                                          -----------       -----------
Total loans before allowance for loan losses                              $ 1,113,635       $ 1,034,462
                                                                          ===========       ===========



     At December  31, 1999 and 1998,  impaired  loans  totaled  $12,102,000  and
$13,312,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 1999, were $2,803,000 and $2,894,000 at December 31, 1998. Interest of $547,000 was
recognized on average impaired loans of $13,234,000 for 1999. Interest of $562,000 was recognized on average impaired loans of $13,238,000 for 1998. Interest recognized on impaired loans on a cash basis during 1999 or 1998 was immaterial.

     As of December 31, 1999, credit card loans, which are unsecured, were $187,242,000 or 16.8%, of total loans versus $165,622,000 or 16.0% of total loans at December 31, 1998. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

     Transactions in the allowance for loan losses are as follows:



(In thousands)                                                        1999             1998              1997
-----------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                         $  16,812         $  15,215         $ 10,506
Additions
   Provision for loan losses                                           6,551             8,309            5,215
   Allowance for loan losses of acquired institutions                     --                --            4,028
                                                                   ---------         ---------         --------
                                                                      23,363            23,524           19,749

Deductions
   Losses charged to allowance, net of recoveries
     of $1,416 for 1999, $1,059 for 1998 and $864 for 1997             6,278             6,712            4,534
                                                                   ---------         ---------         --------

Balance, end of year                                               $  17,085         $  16,812         $ 15,215
                                                                   =========         =========         ========

NOTE 5:  TIME DEPOSITS
--------------------------------------------------------------------------------

     Time deposits included approximately $225,290,000 and $218,125,000 of certificates of deposit of $100,000 or more, at December 31, 1999 and 1998, respectively. At December 31, 1999, time deposits with a remaining maturity of one year or more amounted to $164,785,000. Maturities of all time deposits are as follows: 2000 - $611,923,000; 2001 - $137,762,000; 2002 - $18,181,000; 2003 -
$5,269,000; 2004 - $3,452,000 and thereafter $121,000.

     Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 6:  INCOME TAXES
--------------------------------------------------------------------------------

     The provision for income taxes is comprised of the following components:



(In thousands)                                                         1999            1998              1997
------------------------------------------------------------------------------------------------------------------
Income taxes currently payable                                     $   7,686         $   8,297         $  7,071
Deferred income taxes                                                   (326)           (1,631)            (480)
                                                                   ---------         ---------         --------
Provision for income taxes                                         $   7,360         $   6,666         $  6,591
                                                                   =========         =========         ========

     The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:


(In thousands)                                                                 1999             1998
----------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                                $   5,906         $  5,294
   Valuation of foreclosed assets                                                 201              332
   Deferred compensation payable                                                  659              650
   Deferred loan fee income                                                       564              591
   Vacation compensation                                                          439              388
   Mortgage servicing reserve                                                     457              477
   Loan interest                                                                  160              225
   Available-for-sale securities                                                2,340               --
   Other                                                                          144               70
                                                                            ---------         --------
                                                                               10,870            8,027
                                                                            ---------         --------
Deferred tax liabilities
   Accumulated depreciation                                                    (1,473)            (930)
   Available-for-sale securities                                                   --             (848)
   FHLB stock dividends                                                          (432)            (193)
   Other                                                                         (214)            (819)
                                                                            ---------         --------
                                                                                2,119           (2,790)
                                                                            ---------         --------
Net deferred tax assets included in other assets
   on balance sheets                                                        $   8,751         $  5,237
                                                                            =========         ========


     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.



(In thousands)                                                         1999            1998               1997
-----------------------------------------------------------------------------------------------------------------
Computed at the statutory rate (35%)                                 $ 8,585          $  8,104          $ 7,546

Increase (decrease) resulting from
   Tax exempt income                                                  (1,982)           (1,807)         (1,434)
   Amortization of intangible assets                                     105                74               35
   State income taxes                                                    207               101              235
   Non-deductible expenses                                               331               161              154
   Other differences, net                                                114                33               55
                                                                     -------          --------          -------
   Actual tax provision                                              $ 7,360          $  6,666          $ 6,591
                                                                     =======          ========          =======


NOTE 7:  LONG-TERM DEBT
--------------------------------------------------------------------------------
     Long-term debt at December 31, 1999 and 1998, consisted of the following components.


(In thousands)                                                                  1999             1998
---------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                             $   16,000        $  18,000
9.75% note due 2008, secured by land and building                                 917              972
5.62% to 8.41% FHLB advances due 1999 to 2018,
  secured by residential real estate loans                                     12,052           13,677
Trust Preferred Securities                                                     17,250           17,250
                                                                           ----------        ---------
   Total long-term debt                                                    $   46,219        $  49,899
                                                                           ==========        =========


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

     Aggregate annual maturities of long-term debt at December 31, 1999 are:



                                                                                                 Annual
(In thousands)                                                              Year               Maturities
-----------------------------------------------------------------------------------------------------------
                                                                            2000             $    3,322
                                                                            2001                  3,237
                                                                            2002                  3,148
                                                                            2003                  3,109
                                                                            2004                  3,131
                                                                      Thereafter                 30,272
                                                                                             ----------
                                                                           Total             $   46,219
                                                                                             ==========

NOTE 8:  CAPITAL STOCK
--------------------------------------------------------------------------------

     In addition to the common stock outstanding, the following classes of stock have been authorized.

     Class B common stock of $1.00 par value per share, authorized 300 shares: none issued.

     Class A preferred stock of $100.00 par value per share, authorized 50,000 shares: none issued.

     Class B preferred stock of $100.00 par value per share, authorized 50,000 shares: none issued.

NOTE 9:  TRANSACTIONS WITH RELATED PARTIES
--------------------------------------------------------------------------------

     At December 31, 1999 and 1998, the subsidiary banks had extensions of credit to executive officers, directors and to companies in which the banks' executive officers or directors were principal owners, in the amount of $28.6 million in 1999 and $26.9 million in 1998.


(In thousands)                                                                  1999             1998
---------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                  $  26,869         $ 21,717
New extensions of credit                                                       24,120           21,024
Repayments                                                                    (22,405)         (15,872)
                                                                            ---------         --------
Balance, end of year                                                        $  28,584         $ 26,869
                                                                            =========         ========



      In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these extensions of credit did not involve more than the normal risk of collectability or present other unfavorable features.

NOTE 10: EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

     The Company's 401(k) retirement plan covers substantially all employees. Contribution expense totaled $205,000, $241,000 and $165,000, in 1999, 1998 and
1997, respectively.

     The Company has a discretionary profit sharing and employee stock ownership plan covering all employees. Contribution expense totaled $1,353,000 for 1999, $1,105,000 for 1998 and $896,000 for 1997.

     The Board of Directors has adopted incentive and nonqualified stock option plans. Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options granted to officers and other key employees. As of December 31, 1999, nine thousand shares of common stock of the Company had been granted and issued as bonus shares of restricted stock.

     The  Company  applies  APB  Opinion  25  and  related   Interpretations  in
accounting for the plans and no compensation cost has been recognized. If the Company had elected to recognize compensation cost based on the fair value of the options granted, net income and earnings per share would have been reduced as indicated below:




(In thousands except per share data)                                  1999             1998              1997
-----------------------------------------------------------------------------------------------------------------
Net income - as reported                                           $  17,168         $  16,487         $ 14,970
Net income - pro forma                                                17,062            16,283           14,713
Diluted earnings per share - as reported                                2.33              2.24             2.05
Diluted earnings per share - pro forma                                  2.31              2.22             2.02


     The above pro forma amounts include only the effect of 1999, 1998 and 1997 option grants and therefore may not be representative of the pro forma impact in future years.

     The weighted average fair values of options granted during 1999, 1998 and 1997 were $6.28, $11.72 and $7.54 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                       1999              1998             1997
                                                                     --------          --------         -------
Expected dividend yield                                                2.70%             1.41%            1.99%
Expected stock price volatility                                       16.00%            16.00%           16.00%
Risk-free interest rate                                                6.37%             5.09%            6.33%
Expected life of options                                             7 years           7 years           7 years


     The table below summarizes the transactions under the Company's stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended:


                                                        1999                   1998                    1997
                                                 -------------------     -------------------     --------------------
                                                          Weighted                Weighted                 Weighted
                                                           Average                 Average                  Average
                                                 Shares  Exercisable     Shares  Exercisable     Shares   Exercisable
                                                 (000)     Price         (000)      Price         (000)      Price
-------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                    233      $ 23.61        221     $ 20.03         189     $ 16.80
Granted                                            30        24.07         31       40.83          56       26.65
Forfeited                                          (1)       39.54         --          --         (1)       25.67
Exercised                                         (20)       10.06        (19)       9.11         (23)       8.77
                                               ------                  ------                  ------
Outstanding, end of year                          242        24.64        233       23.61         221       20.03
                                               ======                  ======                  ======
Exercisable, end of year                          174      $ 22.07        146     $ 19.65         123     $ 16.51
                                               ======                  ======                  ======

     The following table summarizes information about stock options under the plan outstanding at December 31, 1999:



                                           Options Outstanding                        Options Exercisable
                               ----------------------------------------------      ----------------------------
                                                 Weighted-
                                                  Average          Weighted-                          Weighted-
                                 Number          Remaining          Average           Number           Average
       Range of                Outstanding      Contractual        Exercise         Exercisable       Exercise
     Exercise Prices              (000)            Life              Price             (000)            Price
----------------------------------------------------------------------------------------------------------------
 $8.29  to   $12.33              28               1 Year           $9.56             28               $9.56
$15.58  to   $20.50              63               3 Years         $18.35             63              $18.35
$22.17  to   $27.00             109               7 Years         $25.98             66              $26.13
$32.00  to   $45.25              42               5 Years         $40.52             17              $40.41


     Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $211,000 for 1999, $284,000 for 1998 and $181,000 for 1997. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8% discount factor.

NOTE 11:  ADDITIONAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------
     In connection with acquisitions accounted for using the purchase method, the Company acquired assets and assumed liabilities as follows:




(In thousands)                                                        1999            1998              1997
------------------------------------------------------------------------------------------------------------------
Fair value of assets acquired                                      $      --        $       --       $  361,862
Liabilities assumed                                                       --                --         (308,862)
                                                                   ---------        ----------       ----------
Cash paid                                                                 --                --           53,000
Funds acquired                                                            --                --          (36,960)
                                                                   ---------        ----------       ----------
Net funds paid                                                     $      --        $       --       $   16,040
                                                                   =========        ==========       ==========
Additional cash payment information

   Interest paid                                                   $  57,604        $   61,895       $   47,949
   Income taxes paid                                                   7,958             7,334            6,624



     Approximately, $9,000,000 of investment securities previously classified as held-to-maturity was reclassified as available-for-sale during the second quarter of 1999. This was the result the Company merging the Bank of Lincoln into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

NOTE 12:  OTHER EXPENSE
--------------------------------------------------------------------------------
     Other operating expenses consist of the following:


(In thousands)                                                        1999             1998              1997
-----------------------------------------------------------------------------------------------------------------
Professional services                                              $   1,444         $   1,920         $  1,883
Postage                                                                1,895             1,836            1,434
Telephone                                                              1,419             1,279            1,082
Credit card expense                                                    1,624             1,495            1,413
Operating supplies                                                     1,524             1,517            1,389
FDIC insurance                                                           232               248              312
Year 2000                                                                 --               500               --
Amortization of mortgage servicing rights                                 --             1,223            2,578
Amortization of intangible assets                                      2,469             2,385            1,264
Other expense                                                          8,139             8,728            6,977
                                                                   ---------         ---------         --------
         Total                                                     $  18,746         $  21,131         $ 18,332
                                                                   =========         =========         ========

     The Company had aggregate annual equipment rental expense of approximately $1,084,000 in 1999, $1,022,000 in 1998 and $935,000 in 1997. The Company had
aggregate annual occupancy rental expense of approximately $556,000 in 1999, $604,000 in 1998 and $559,000 in 1997.

NOTE 13: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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



                                                December 31, 1999           December 31, 1998
                                            -------------------------  --------------------------
                                               Carrying       Fair          Carrying       Fair
(In thousands)                                  Amount        Value          Amount        Value
-------------------------------------------------------------------------------------------------
Financial assets
   Cash and cash equivalents                $    81,205   $    81,205   $   139,283    $  139,283
   Held-to-maturity securities                  174,392       171,554       191,731       195,192
   Available-for-sale securities                234,887       234,887       224,677       224,677
   Assets held in trading accounts                1,388         1,388            78            78
   Mortgage loans held for sale                   6,814         6,814        12,641        12,641
   Interest receivable                           15,681        15,681        15,481        15,481
   Loans, net                                 1,096,550     1,092,725     1,017,650     1,032,613

Financial liabilities
   Non-interest bearing transaction accounts    170,571       170,571       180,621       180,621
   Interest bearing transaction accounts and
     savings deposits                           463,354       469,710       442,765       442,765
   Time deposits                                776,708       779,066       757,617       767,003
   Federal funds purchased and securities
     sold under agreements to repurchase         60,496        60,496        78,367        78,367
   Short-term debt                                5,044         5,044         1,624         1,624
   Long-term debt                                46,219        47,724        49,899        49,904
   Interest payable                               5,906         5,906         6,751         6,751



     The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

NOTE 14:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS
--------------------------------------------------------------------------------
     Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4.

NOTE 15:  COMMITMENTS AND CREDIT RISK
--------------------------------------------------------------------------------

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

     At December 31, 1999, the Company had outstanding commitments to extend credit aggregating approximately $227,358,000 and $105,145,000 for credit card commitments and other loan commitments, respectively. At December 31, 1998, the Company had outstanding commitments to extend credit aggregating approximately $152,946,000 and $109,038,000 for credit card commitments and other loan commitments, respectively.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $3,035,000 and $6,511,000 at December 31, 1999 and 1998, respectively, with terms ranging from 90 days to one year.

     At December 31, 1999, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 16:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE
--------------------------------------------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for financial statements for years beginning after June 15, 2000, as amended by SFAS 137. Because of the limited use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a material impact on the financial condition or operating results of the Company.

NOTE 17:  CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 18:  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

     The Company's subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 1999, the Company subsidiaries had approximately $10 million in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1999, the Company meets all capital adequacy requirements to which it is subject.

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


                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                             For Capital        Prompt Corrective
                                                        Actual            Adequacy Purposes     Action Provision
                                                 -------------------- ---------------------  --------------------
(In thousands)                                     Amount     Ratio-%      Amount  Ratio-%     Amount    Ratio-%
-----------------------------------------------------------------------------------------------------------------
As of December 31, 1999
   Total Risk-Based Capital Ratio
     Simmons First National Corporation          $   166,711     15.0  $       N/A           $       N/A
     Simmons First National Bank                      79,094     13.9       45,522     8.0        56,902    10.0
     Simmons First Bank of Russellville               26,324     19.8       10,636     8.0        13,295    10.0
   Tier 1 Capital Ratio
     Simmons First National Corporation              152,344     13.7          N/A                   N/A
     Simmons First National Bank                      71,568     12.6       22,720     4.0        34,080     6.0
     Simmons First Bank of Russellville               24,656     18.5        5,331     4.0         7,997     6.0
   Leverage Ratio
     Simmons First National Corporation              152,344      9.1          N/A                   N/A
     Simmons First National Bank                      71,568      8.9       32,165     4.0        40,207     5.0
     Simmons First Bank of Russellville               24,656     11.7        8,429     4.0        10,537     5.0

As of December 31, 1998
   Total Risk-Based Capital Ratio
     Simmons First National Corporation          $   149,969     14.1  $       N/A           $       N/A
     Simmons First National Bank                      65,481     13.6       38,518     8.0        48,148    10.0
     Simmons First Bank of Russellville               24,286     17.5       11,102     8.0        13,878    10.0
   Tier 1 Capital Ratio
     Simmons First National Corporation              136,644     12.8          N/A                   N/A
     Simmons First National Bank                      59,424     12.3       24,156     4.0        28,987     6.0
     Simmons First Bank of Russellville               22,538     16.2        5,565     4.0         8,348     6.0
   Leverage Ratio
     Simmons First National Corporation              136,644      8.4          N/A                   N/A
     Simmons First National Bank                      59,424      8.3       28,638     4.0        35,798     5.0
     Simmons First Bank of Russellville               22,538     10.2        8,838     4.0        11,048     5.0


NOTE 19:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
--------------------------------------------------------------------------------



                                                       CONDENSED BALANCE SHEETS
                                                      DECEMBER 31, 1999 and 1998

(In thousands)                                                                 1999             1998
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                  $    3,980        $   6,528
Investments in wholly-owned subsidiaries                                      173,844          171,151
Intangible assets, net                                                            205              296
Investment securities                                                           8,598            1,636
Premises and equipment                                                          4,536            4,854
Other assets                                                                    4,654            4,963
                                                                           ----------        ---------
         TOTAL ASSETS                                                      $  195,817        $ 189,428
                                                                           ==========        =========

LIABILITIES
Long-term debt                                                             $   34,701        $  36,756
Other liabilities                                                               1,745            2,288
                                                                           ----------        ---------
         Total liabilities                                                     36,446           39,044
                                                                           ----------        ---------

STOCKHOLDERS' EQUITY
Common stock                                                                    7,316            7,239
Surplus                                                                        50,770           48,271
Undivided profits                                                             105,185           93,383
Accumulated other comprehensive income
   Unrealized (depreciation) appreciation on available-for-sale securities, net of income tax credit of $2,340 at 1999 and
     income taxes of $848 at 1998                                              (3,900)           1,491
                                                                           ----------        ---------
         Total stockholders' equity                                           159,371          150,384
                                                                           ----------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  195,817        $ 189,428
                                                                           ==========        =========




                                                   CONDENSED STATEMENTS OF INCOME
                                             YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

(In thousands)                                                        1999             1998              1997
-------------------------------------------------------------------------------------------------------------------
Income
   Dividends from subsidiaries                                     $  14,614         $  11,904         $ 20,851
   Other income                                                        3,611             3,476            3,770
                                                                   ---------         ---------         --------
                                                                      18,225            15,380           24,621
Expenses                                                               8,212             7,224            4,818
                                                                   ---------         ---------         --------
   Income before income taxes and equity in
     undistributed net income of subsidiaries                         10,013             8,156           19,803
   Provision for income taxes                                         (1,363)           (1,375)            (257)
                                                                   ---------         ---------         --------

Income before equity in undistributed  net
   income of subsidiaries                                             11,376             9,531           20,060
Equity in undistributed net income of subsidiaries                     5,792             6,956           (5,090)
                                                                   ---------         ---------         --------
Net income                                                         $  17,168         $  16,487         $ 14,970
                                                                   =========         =========         ========


                                                CONDENSED STATEMENTS OF CASH FLOWS
                                             YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

(In thousands)                                                        1999              1998             1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                     $   17,168        $   16,487      $    14,970
   Items not requiring (providing) cash
     Depreciation and amortization                                       386               388              398
     Deferred income taxes                                               (37)              (28)              (5)
     Equity in undistributed income of bank subsidiaries              (5,792)           (6,956)           5,090
   Changes in
     Other assets                                                        309            (1,428)          (1,287)
     Other liabilities                                                  (511)              326             (461)
                                                                  ----------        ----------       ----------
         Net cash provided by operating activities                    11,523             8,789           18,705
                                                                  ----------        ----------       ----------

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of premises and equipment                                   (264)             (119)            (225)
   Sale of  premises and equipment to subsidiary                         287                --               --
   Acquisition of subsidiaries                                            --                --          (53,937)
   Proceeds from maturities of held-to-maturity  securities               --                --            3,435
   Proceeds from maturities of available-for-sale  securities         58,759            48,688          133,263
   Purchase of available-for-sale  securities                        (65,721)          (46,117)        (137,473)
                                                                 -----------        ----------       ----------
         Net cash provided by (used in) investing activities          (6,939)            2,452          (54,937)
                                                                 -----------        ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Principal reduction on long-term debt                              (2,055)           (2,048)             (46)
   Proceeds from issuance of long-term debt                               --                --           37,785
   Dividends paid                                                     (5,366)           (4,918)          (4,366)
   Issuance of common stock                                              289               279              218
                                                                 -----------        ----------       ----------
Net cash provided by (used in) financing activities                   (7,132)           (6,687)          33,591
                                                                 -----------        ----------       ----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   (2,548)            4,554           (2,641)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                   6,528             1,974            4,615
                                                                 -----------        ----------       ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $     3,980        $    6,528       $    1,974
                                                                 ===========        ==========       ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No items are reportable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2000, filed pursuant to Regulation 14A on March 17, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2000 filed pursuant to Regulation 14A on March 17, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2000, filed pursuant to Regulation 14A on March 17, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2000, filed pursuant to Regulation 14A on March 17, 2000.

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

(b)  Reports on Form 8-K

     There have been none filed subsequent to September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         /s/ John L. Rush       March 27, 2000
                                         -------------------------------------
                                         John L. Rush, Secretary

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.

   Signature              Title


/s/ J. Thomas May
----------------------    President, Chairman, Chief Executive Officer
J. Thomas May             and Director

/s/ Barry L. Crow
----------------------    Executive Vice President and Chief Financial
Barry L. Crow             Officer (Principal Financial and Accounting Officer)

/s/ W. E. Ayres
----------------------    Director
W. E. Ayres

/s/ Ben V. Floriani
----------------------    Director
Ben V. Floriani

/s/ Lara F. Hutt, III
----------------------    Director
Lara F. Hutt, III

/s/ George Makris, Jr.
----------------------    Director
George Makris, Jr.

/s/ David R. Perdue
----------------------    Director
David R. Perdue

/s/ Harry L. Ryburn
----------------------    Director
Harry L. Ryburn

/s/ Donald W. Stone
----------------------    Director
Donald W. Stone

/s/ Henry F. Trotter
--------------------      Director
Henry F. Trotter, Jr.