Form 10-Q
period 2000-03-31
SIMMONS FIRST NATIONAL CORP
filed 2000-05-08
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 2000            Commission File Number 06253
                   --------------                                   -----


                       SIMMONS FIRST NATIONAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Arkansas                                           71-0407808
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


501 Main Street   Pine Bluff, Arkansas                          71601
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          870-541-1000
                                                          ------------------

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

                                 YES  X     NO
                                    -----


Indicate the number of shares outstanding of each of issuer's classes of common stock.

                      Class A, Common           7,329,778
                      Class B, Common           None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX

                                                                    Page No.

Part I:     Summarized Financial Information

               Consolidated Balance Sheets --
                 March 31, 2000 and December 31, 1999                      3-4

               Consolidated Statements of Income --
                 Three months ended March 31, 2000 and 1999                  5

               Consolidated Statements of Cash Flows --
                 Three months ended March 31, 2000 and 1999                  6

               Consolidated Statements of Changes in Stockholders' Equity
                 Three months ended March 31, 2000 and 1999                  7

               Notes to Consolidated Financial Statements                 8-17

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     18-20

               Review by Independent Certified Public Accountants           21

Part II:       Other Information                                         22-23

Part I:  Summarized Financial Information


                                                       Simmons First National Corporation
                                                            Consolidated Balance Sheets
                                                       March 31, 2000 and December 31, 1999


                                                                       ASSETS


                                                                                             March 31,     December 31,
(In thousands, except share data)                                                              2000            1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)

Cash and non-interest bearing balances due from banks                                       $    51,081   $   60,324
Interest bearing balances due from banks                                                         18,848       15,381
Federal funds sold and securities purchased
   under agreements to resell                                                                    52,645        5,500
                                                                                             ----------    ---------
     Cash and cash equivalents                                                                  122,574       81,205

Investment securities                                                                           407,072      409,279
Mortgage loans held for sale                                                                      7,144        6,814
Assets held in trading accounts                                                                     814        1,388
Loans                                                                                         1,136,678    1,113,635
   Allowance for loan losses                                                                    (17,719)     (17,085)
                                                                                              ---------    ---------
     Net loans                                                                                1,118,959    1,096,550

Premises and equipment                                                                           40,379       40,383
Foreclosed assets held for sale, net                                                              1,632          747
Interest receivable                                                                              15,312       15,681
Intangible assets, net                                                                           26,609       27,226
Other assets                                                                                     17,540       18,157
                                                                                             ----------    ---------

         TOTAL ASSETS                                                                       $ 1,758,035  $ 1,697,430
                                                                                             ==========   ==========

See Notes to Consolidated Financial Statements.

                                                       Simmons First National Corporation
                                                            Consolidated Balance Sheets
                                                       March 31, 2000 and December 31, 1999


                                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             March 31,     December 31,
(In thousands, except share data)                                                              2000           1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)

LIABILITIES
Non-interest bearing transaction accounts                                                   $   196,418  $   170,571
Interest bearing transaction accounts and savings deposits                                      437,743      463,354
Time deposits                                                                                   845,954      776,708
                                                                                             ----------   ----------
     Total deposits                                                                           1,480,115    1,410,633

Federal funds purchased and securities sold
   under agreements to repurchase                                                                44,171       60,496
Short-term debt                                                                                   8,981        5,044
Long-term debt                                                                                   44,361       46,219
Accrued interest and other liabilities                                                           17,614       15,667
                                                                                             ----------   ----------
     Total liabilities                                                                        1,595,242    1,538,059
                                                                                             ----------   ----------

STOCKHOLDERS' EQUITY
Capital stock
   Class A, common, par value $1 a share, authorized
    30,000,000 shares 7,329,778 issued and outstanding
    at 2000 and 7,315,575 at 1999                                                                 7,330        7,316
Surplus                                                                                          50,925       50,770
Undivided profits                                                                               108,121      105,185
Accumulated other comprehensive income
   Unrealized depreciation on available-for-sale securities,
     net of income tax credit of $2,150 at 2000 and $2,340 at 1999                               (3,583)      (3,900)
                                                                                             ----------   ----------

   Total stockholders' equity                                                                   162,793      159,371
                                                                                             ----------   ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 1,758,035  $ 1,697,430
                                                                                             ==========   ===========

See Notes to Consolidated Financial Statements.

                                                            Simmons First National Corporation
                                                             Consolidated Statements of Income
                                                       Three Months Ended March 31, 2000 and 1999


                                                                                            Three Months Ended
                                                                                                March  31,
(In thousands, except per share data)                                                        2000         1999
---------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)

INTEREST INCOME
   Loans                                                                                  $ 24,726    $  22,720
   Federal funds sold and securities purchased
     under agreements to resell                                                                 352         931
   Investment securities                                                                      5,907       5,902
   Mortgage loans held for sale, net of unrealized gains (losses)                               118         197
   Assets held in trading accounts                                                               18          17
   Interest bearing balances due from banks                                                     142         186
                                                                                           --------    --------
         TOTAL INTEREST INCOME                                                               31,263      29,953
                                                                                           --------    --------

INTEREST EXPENSE
   Deposits                                                                                  13,304      12,605
   Federal funds purchased and securities sold
     under agreements to repurchase                                                             710         852
   Short-term debt                                                                              117          27
   Long-term debt                                                                               886         961
                                                                                           --------    --------
         TOTAL INTEREST EXPENSE                                                              15,017      14,445
                                                                                           --------    --------

NET INTEREST INCOME                                                                          16,246      15,508
   Provision for loan losses                                                                  1,720       1,652
                                                                                           --------    --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                                             14,526      13,856
                                                                                           --------    --------
NON-INTEREST INCOME
   Trust income                                                                               1,214       1,190
   Service charges on deposit accounts                                                        1,727       1,664
   Other service charges and fees                                                               539         585
   Income on sale of mortgage loans, net of commissions                                         365         611
   Income on investment banking, net of commissions                                              88         134
   Credit card fees                                                                           2,335       2,238
   Other income                                                                                 692         327
   Gain on sale of securities, net                                                               --          --
                                                                                           --------    --------
         TOTAL NON-INTEREST INCOME                                                            6,960       6,749
                                                                                           --------    --------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                             8,387       8,151
   Occupancy expense, net                                                                       872         865
   Furniture and equipment expense                                                            1,281       1,225
   Loss on foreclosed assets                                                                     51         138
   Merger-related                                                                                --         395
   Other operating expenses                                                                   4,689       4,471
                                                                                           --------    --------
         TOTAL NON-INTEREST EXPENSE                                                          15,280      15,245
                                                                                           --------    --------
INCOME BEFORE INCOME TAXES                                                                    6,206       5,360
   Provision for income taxes                                                                 1,878       1,652
                                                                                           --------    --------
NET INCOME                                                                                $   4,328   $   3,708
                                                                                           ========    ========
BASIC EARNINGS PER SHARE                                                                  $    0.59   $    0.51
                                                                                           ========    ========
DILUTED EARNINGS PER SHARE                                                                $    0.59   $    0.50
                                                                                           ========    ========

See Notes to Consolidated Financial Statements.


                                                               Simmons First National Corporation
                                                              Consolidated Statements of Cash Flows
                                                            Three Months Ended March 31, 2000 and 1999



                                                                                     March 31,        March 31,
(In thousands)                                                                         2000             1999
----------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $    4,328       $    3,708
   Items not requiring (providing) cash
     Depreciation and amortization                                                       1,632            1,509
     Provision for loan losses                                                           1,720            1,652
     Net amortization (accretion) of investment securities                                  11             (169)
     Deferred income taxes                                                                (152)             350
     Provision for foreclosed assets                                                        32               56
   Changes in
     Interest receivable                                                                   369              458
     Mortgage loans held for sale                                                         (330)             843
     Assets held in trading accounts                                                       574           (2,979)
     Other assets                                                                          617             (523)
     Accrued interest and other liabilities                                              1,109           (7,700)
     Income taxes payable                                                                  990              665
                                                                                     ---------        ---------
         Net cash provided by (used in) operating activities                            10,900           (2,130)
                                                                                     ---------        ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                                           (25,284)          19,602
   Purchase of premises and equipment, net                                              (1,011)          (2,255)
   Proceeds from sale of foreclosed assets                                                 238              107
   Proceeds from maturities of available-for-sale securities                            31,105           48,639
   Purchases of available-for-sale securities                                          (32,237)         (57,148)
   Proceeds from maturities of held-to-maturity securities                               6,630           28,220
   Purchases of held-to-maturity securities                                             (2,985)         (16,879)
                                                                                     ---------        ---------
         Net cash (used in) provided by investing activities                           (23,544)          20,286
                                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                             69,482            9,791
   Net proceeds (repayments) of short-term debt                                          3,937             (406)
   Dividends paid                                                                       (1,392)          (1,108)
   Repayments of long-term debt                                                         (1,858)            (373)
   Net decrease in federal funds purchased and
    securities sold under agreements to repurchase                                     (16,325)         (18,080)
   Issuance of common stock, net                                                           169              101
                                                                                     ---------        ---------
         Net cash provided by (used in) financing activities                            54,013          (10,075)
                                                                                     ---------        ---------
INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                     41,369            8,081
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                    81,205          139,283
                                                                                     ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  122,574       $  147,364
                                                                                     =========        =========


See Notes to Consolidated Financial Statements.


                                                            Simmons First National Corporation
                                             Consolidated Statements of Changes in Stockholders' Equity
                                                            Three Months Ended March 31, 2000 and 1999

                                                                       Accumulated
                                                                          Other
                                              Common                  Comprehensive   Undivided
(In thousands, except per share data)          Stock      Surplus        Income        Profits       Total
------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                      7,239      48,271            1,491       93,383      150,384
   Comprehensive income
      Net income                                   --          --               --        3,708        3,708
      Change in unrealized appreciation on
         available-for-sale securities, net of
         income tax credit of $514                 --          --             (869)          --         (869)
                                                                                                     -------
   Comprehensive income                                                                                2,839
   Exercise of stock options--10,300 shares        10         102               --           --          112
   Securities exchanged under stock option plan    --         (11)              --           --          (11)
   Common stock issued in connection with the
      purchase of the minority shares of  the Bank
      of Lincoln - 56,997 shares                   57       2,230               --           --        2,287
   Cash dividends declared
      Common stock ($0.17 per share)               --          --               --       (1,108)      (1,108)
      Pooled institutions prior to pooling         --          --               --           --           --
                                                -----      ------           ------      -------      -------

Balance, March 31, 1999                         7,306      50,592              622       95,983      154,503
   Comprehensive income
      Net income                                   --          --               --       13,460       13,460
      Change in unrealized appreciation on
        available-for-sale securities, net of
        income tax credit  of $2,674               --          --           (4,522)          --       (4,522)
                                                                                                     -------
   Comprehensive income                                                                                8,938
   Exercise of stock options--9,600 shares         10         178               --           --          188
   Cash dividends declared
      Common stock ($0.55 per share)               --          --               --       (3,882)      (3,882)
      Pooled institutions prior to pooling         --          --               --         (376)        (376)
                                                -----      ------           ------      -------      -------

Balance, December 31, 1999                      7,316      50,770           (3,900)     105,185      159,371
   Comprehensive income
      Net income                                   --          --               --        4,328        4,328
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $190                       --          --              317           --          317
                                                                                                     -------
   Comprehensive income                                                                                4,645
   Exercise of stock options--14,400 shares        14         160               --           --          174
   Securities exchanged under stock option plan    --          (5)              --           --           (5)
   Cash dividends declared ($0.19 per share)       --          --               --       (1,392)      (1,392)
                                                -----      ------           ------      -------      -------
Balance, March 31, 2000                        $7,330     $50,925          $(3,583)    $108,121     $162,793
                                                =====      ======           ======      =======      =======

See Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1:  ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Simmons First National Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. All financial information has been restated for the mergers, which were accounted for as poolings-of-interests.

     All adjustments made to the unaudited financial statements were of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior year amounts are reclassified to conform to current year classification.

     The accounting policies followed in the presentation of interim financial results are presented on pages 27-29 of the 1999 Annual Report to shareholders.


Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

     The computation of per share earnings for the three months ended March 31, 2000 and 1999 is as follows:



(In thousands, except per share data)                                                  2000              1999
---------------------------------------------------------------------------------------------------------------

Net Income                                                                           $   4,328         $  3,708
                                                                                      --------          -------

Average common shares outstanding                                                        7,322            7,291
Average common share stock options outstanding                                              26               81
                                                                                     ---------          -------
Average diluted common shares                                                            7,348            7,372
                                                                                     ---------          -------

Basic earnings per share                                                             $    0.59         $   0.51
                                                                                      ========          =======
Diluted earnings per share                                                           $    0.59         $   0.50
                                                                                      ========          =======


NOTE 2:  ACQUISITIONS

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

     On March 27, 2000, an announcement was made jointly by the Chief Executive Officers of both the Company and First Financial Banc Corporation regarding the execution of a definitive agreement under the terms of which First Financial will sell eight of its locations to the Company. The eight locations have approximately $68 million in loans and $70 million in total deposits. The transaction is expected to close during the third quarter of 2000.

NOTE 3:  INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:


                                           March 31,                                 December 31,
                                             2000                                       1999
                        --------------------------------------------- -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------


Held-to-Maturity
----------------
U.S. Treasury           $   12,323   $    --   $ (137) $   12,186  $   13,576    $    10  $  (115)  $   13,471
U.S. Government
  agencies                  36,655        37     (974)     35,718      36,654         57   (1,169)      35,542
Mortgage-backed
  securities                16,113        57     (299)     15,871      16,920         84     (258)      16,746
State and political
  subdivisions             105,565       638   (2,331)    103,872     107,157        662   (2,107)     105,712
Other securities                83        --       (1)         82          85         --       (2)          83
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  170,739   $   732   $(3,742)$  167,729  $  174,392    $   813  $(3,651)  $  171,554
                         =========    ======    ======  =========   =========     ======   ======    =========

Available-for-Sale
------------------
U.S. Treasury           $   40,182   $    35   $ (163) $   40,054  $   41,492    $    83  $  (133)  $   41,442
U.S. Government
  agencies                 169,229         4   (5,577)    163,656     166,143         --   (6,287)     159,856
Mortgage-backed
  securities                16,097        25     (223)     15,899      16,954         26     (234)      16,746
State and political
  subdivisions               6,255        98      (71)      6,282       6,432         88      (88)       6,432
Other securities            10,048       394       --      10,442       9,859        552       --       10,411
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  241,811   $   556  $(6,034) $  236,333  $  240,880    $   749  $(6,742)  $  234,887
                         =========    ======   ======   =========   =========     ======   ======    =========


     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $242,606,000 at March 31, 2000 and $277,789,000 at December 31,
1999.

     The book value of securities sold under agreements to repurchase amounted to $25,606,000 and $39,956,000 for March 31, 2000 and December 31, 1999,
respectively.

     Income earned on securities for the three months ended March 31, 2000 and 1999 is as follows:



(In thousands)                                                                         2000              1999
---------------------------------------------------------------------------------------------------------------


Taxable
  Held-to-maturity                                                                   $   1,024         $  1,183
  Available-for-sale                                                                     3,547            3,330

Non-taxable
  Held-to-maturity                                                                       1,251            1,335
  Available-for-sale                                                                        85               54
                                                                                      --------          -------

         Total                                                                       $   5,907         $  5,902
                                                                                      ========          =======


     Maturities of investment securities at March 31, 2000 are as follows:




                                                Held-to-Maturity           Available-for-Sale
                                            --------------------------  ------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
------------------------------------------------------------------------------------------------

One year or less                            $    19,076   $    19,029   $    53,298    $   53,064
After one through five years                     77,232        76,032       112,125       108,886
After five through ten years                     51,752        50,112        54,288        52,005
After ten years                                  22,596        22,474        12,052        11,936
Other securities                                     83            82        10,048        10,442
                                             ----------    ----------    ----------     ---------
         Total                              $   170,739   $   167,729   $   241,811    $  236,333
                                             ==========    ==========    ==========     =========


     There were no gross realized gains or losses as of March 31, 2000 and 1999.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:


                                                                             March 31,      December 31,
(In thousands)                                                                 2000             1999
---------------------------------------------------------------------------------------------------------


Consumer
   Credit cards                                                            $     177,762     $    187,242
   Student loans                                                                  71,048           66,739
   Other consumer                                                                185,063          181,380
Real estate
   Construction                                                                   54,719           53,925
   Single family residential                                                     209,211          202,886
   Other commercial                                                              243,857          240,259
Commercial
   Commercial                                                                    140,897          137,827
   Agricultural                                                                   39,917           35,337
   Financial institutions                                                          2,856            3,165
Other                                                                             11,348            4,875
                                                                            ------------      -----------
Total loans before allowance for loan losses                               $   1,136,678     $  1,113,635
                                                                            ============      ===========


     During the first three months of 2000, foreclosed assets held for sale increased $885,000 to $1,632,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at March 31, 2000, were $40,000, $7,622,000 and $2,154,000, respectively, bringing the total of non-performing assets to $11,448,000.

     Transactions in the allowance for loan losses are as follows:


                                                                                     March 31,       December 31,
(In thousands)                                                                         2000              1999
-----------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                           $  17,085         $ 16,812
Additions
   Provision charged to expense                                                          1,720            1,652
                                                                                     ---------         --------
                                                                                        18,805           18,464
Deductions
   Losses charged to allowance, net of recoveries
     of $595 and $238 for the first three months of
     2000 and 1999, respectively                                                         1,086            1,869
                                                                                      --------          -------

Balance, March 31                                                                   $   17,719         $ 16,595
                                                                                     =========          -------

Additions
   Provision charged to expense                                                                           4,899
                                                                                                       --------
                                                                                                         21,494
Deductions
   Losses charged to allowance, net of recoveries
     of $1,178 for the last nine months of
     1999                                                                                                 4,409
                                                                                                        -------

Balance, end of year                                                                                   $ 17,085
                                                                                                        =======


     At March 31, 2000 and December 31, 1999, impaired loans totaled $11,457,000 and $12,102,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at March 31, 2000, were $2,452,000 and $2,803,000 at December 31, 1999.

     Interest of $120,000 and $149,000 was recognized on average impaired loans of $11,780,000 and $14,176,000 as of March 31, 2000 and 1999, respectively.
Interest recognized on impaired loans on a cash basis during the first three months of 2000 and 1999 was immaterial.

NOTE 5:  TIME DEPOSITS

     Time deposits include approximately $249,807,000 and $225,290,000 of certificates of deposit of $100,000 or more at March 31, 2000 and December 31, 1999, respectively.

NOTE 6:  INCOME TAXES

     The provision for income taxes is comprised of the following components:



                                                                     March 31,             March 31,
(In thousands)                                                        2000                   1999
-------------------------------------------------------------------------------------------------------

Income taxes currently payable                                  $          2,030       $          1,302
Deferred income taxes                                                       (152)                   350
                                                                 ---------------        ---------------
Provision for income taxes                                      $          1,878       $          1,652
                                                                 ===============        ===============


     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:




                                                                        March 31,        December 31,
(In thousands)                                                           2000                1999
-------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                    $          6,159       $          5,906
   Valuation of foreclosed assets                                            201                    201
   Deferred compensation payable                                             658                    659
   Deferred loan fee income                                                  568                    564
   Vacation compensation                                                     449                    439
   Mortgage servicing reserve                                                407                    457
   Loan interest                                                             160                    160
   Available-for-sale securities                                           2,150                  2,340
   Other                                                                     119                    144
                                                                 ---------------        ---------------
Total deferred tax assets                                                 10,871                 10,870
                                                                 ---------------        ---------------

Deferred tax liabilities
   Accumulated depreciation                                               (1,481)                (1,473)
   FHLB stock dividends                                                     (463)                  (432)
   Other                                                                    (214)                  (214)
                                                                 ---------------        ---------------
      Total deferred tax liabilities                                      (2,158)                (2,119)
                                                                 ---------------        ---------------
Net deferred tax assets included in other
      assets on balance sheets                                  $          8,713       $          8,751
                                                                 ================       ===============


     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:



                                                                    March 31,              March 31,
(In thousands)                                                        2000                   1999
-------------------------------------------------------------------------------------------------------


Computed at the statutory rate (35%)                            $          2,172       $          1,876

Increase (decrease) resulting from:
   Tax exempt income                                                        (480)                  (489)
   Other differences, net                                                    186                    265
                                                                 ---------------        ---------------

Actual tax provision                                            $          1,878       $          1,652
                                                                 ===============        ===============

NOTE 7:  LONG-TERM DEBT

     Long-term debt at March 31, 2000 and December 31, 1999, consisted of the following components,



                                                                    March 31,            December 31,
(In thousands)                                                        2000                   1999
-------------------------------------------------------------------------------------------------------


7.32% note due 2007, unsecured                                  $         16,000       $         16,000
9.75% note due 2008, secured by land and building                            903                    917
5.36% to 8.41% FHLB advances due 2000 to 2018,
   secured by residential real estate loans                               10,208                 12,052
Trust preferred securities                                                17,250                 17,250
                                                                 ---------------        ---------------

                                                                $         44,361       $         46,219
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

     Aggregate annual maturities of long-term debt at March 31, 2000 are:



                                                                                            Annual
(In thousands)                                                        Year                Maturities
-------------------------------------------------------------------------------------------------------
                                                                            2000       $          2,681
                                                                            2001                  2,893
                                                                            2002                  2,925
                                                                            2003                  2,871
                                                                            2004                  2,876
                                                                         Thereafter              30,115
                                                                                        ---------------

                                                                          Total        $         44,361
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

NOTE 9:  UNDIVIDED PROFITS

     The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At March 31, 2000, the bank subsidiaries had approximately $8 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of March 31, 2000, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 15.0% at March 31, 2000.

NOTE 10: STOCK OPTIONS AND RESTRICTED STOCK

     At March 31, 2000, the Company had stock options outstanding of 227,200 shares and stock options exercisable of 166,880 shares. During the first three months of 2000, there were 14,400 shares issued upon exercise of stock options and no additional stock options of the Company were granted. No additional shares of common stock of the Company were granted or issued as bonus shares of restricted stock, during the first three months of 2000.

NOTE 11: ADDITIONAL CASH FLOW INFORMATION


                                                              Three Months Ended
                                                                    March 31,
(In thousands)                                              2000                  1999
----------------------------------------------------------------------------------------

Interest paid                                       $       15,025      $        15,031
Income taxes paid                                   $        1,040      $           643



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

NOTE 13: COMMITMENTS AND CREDIT RISK

     The eight affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 15.6% and 16.8% of the portfolio, as of March 31, 2000 and December 31, 1999, respectively.

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

     At March 31, 2000, the Company had outstanding commitments to extend credit aggregating approximately $251,550,000 and $174,802,000 for credit card commitments and other loan commitments, respectively. At December 31, 1999, the Company had outstanding commitments to extend credit aggregating approximately $227,358,000 and $105,145,000 for credit card commitments and other loan commitments, respectively.

     Letters  of  credit  are  conditional   commitments   issued  by  the  bank
subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $4,004,000 and $3,035,000 at March 31, 2000 and December 31, 1999, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Operating earnings (net income excluding merger-related expenses) for the quarter ended March 31, 2000, were $4,328,000, compared to earnings of $4,103,000 for the same period in 1999. This represents a $225,000, or 5.5% increase in the 2000 earnings over 1999. Diluted operating earnings per share increased $0.03 to $0.59 in the first quarter of 2000 from $0.56 in the same period of 1999. The Company's operating return on average assets and operating return on average stockholder's equity for the three-month period ended March 31, 2000 was 1.02% and 10.66%, compared to 0.99% and 10.77%, respectively, for the same period in 1999. In connection with the merger of Lincoln Bankshares, Inc. ("LBI"), during the first quarter of 1999, after tax merger-related expenses totaled $395,000, or $0.06 per share. After merger-related expenses, Simmons First's first quarter 1999 earnings were $3,708,000 or $0.50 diluted earnings per share. All financial information has been restated for the mergers with LBI and NBC Bank Corp. ("NBC"), which were accounted for as poolings-of-interests.

     Diluted cash operating earnings (net income excluding amortization of intangibles and merger-related expenses) for the first quarter of 2000 were $0.65 per share compared with $0.61 for the first quarter of 1999, reflecting a 6.6% increase. Cash operating return on average assets was 1.13% and cash operating return on average stockholders' equity was 11.79% for the three-month period ended March 31, 2000, compared with 1.10% and 11.96%, respectively, for the same period in 1999.

     Net interest income, the difference between interest income and interest expense, for the three-month period ended March 31, 2000, increased $738,000, or 4.8%, when compared to the same period in 1999. During the first quarter, interest income increased $1,310,000, or 4.4%, while interest expense increased $572,000 or 4.0%, when compared to the same period in 1999. These increases reflect the growth the Company experienced in the loan portfolio and interest-bearing deposits from 1999 to 2000.

     The provision for loan losses for the first quarter of 2000 was $1,720,000, compared to $1,652,000 for the same period of 1999, resulting in a $68,000 or 4.1% increase. The provision in the first quarter of 2000 was increased as a result of growth in the loan portfolio.

     Non-interest income for the first quarter ended March 31, 2000, was $6,960,000, a 3.1% increase over the $6,749,000 reported for the same period in 1999. This increase is primarily due to internal growth of the Company.

     During the three months ended March 31, 2000, non-interest expense (excluding merger-related expenses of $395,000 during 1999) increased $430,000, or 2.9%, over the same period in 1999. This increase is attributable to the normal increase in the cost of doing business.

FINANCIAL CONDITION
-------------------

     Total assets for the Company at March 31, 2000, were $1.758 billion, an increase of $61 million, or 3.6%, over the same figure at December 31, 1999. As a result of strong loan demand, the Company's loan portfolio increased $23 million, or 2.1% from $1.114 billion at December 31, 1999 to $1.137 billion at March 31, 2000. Deposits at March 31, 2000 totaled $1.480 billion, an increase of $69 million, or 4.9% from the same figure at December 31, 1999. Stockholders' equity at the end of the first quarter was $162,793,000, an increase of $3,422,000, or 2.1%, from the December 31, 1999 figure.

     Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.56% as of March 31, 2000, compared to 1.53% at December 31, 1999. As of March 31, 2000, non-performing loans equaled 0.86% of total loans, while the allowance for loan losses equaled 181% of non-performing loans.

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

     Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At March 31, 2000, each bank was within established guidelines and total corporate liquidity was strong. At March 31, 2000, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resell, and mortgage loans held for sale were 20.9% of total assets.

ACQUISITIONS
------------

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

     On March 27, 2000, an announcement was made jointly by the Chief Executive Officers of both the Company and First Financial Banc Corporation regarding the execution of a definitive agreement under the terms of which First Financial will sell eight of its locations to the Company. The eight locations have approximately $68 million in loans and $70 million in total deposits. The transaction is expected to close during the third quarter of 2000.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 17 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of March 31, 2000 and for the three-months ended March 31, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated February 4, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                                   /s/ Baird, Kurtz & Dobson
                                                   BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
May 2, 2000

Part II:  Other Information

Item 2.  Changes in Securities.

     Recent Sales of Unregistered Securities. The following transactions are sales of unregistered shares of Class A Common Stock of the Company which were issued to executive and senior management officers upon the exercise of rights granted under either the Simmons First National Corporation Incentive and Non-qualified Stock Option Plan or the Simmons First National Corporation Executive Stock Incentive Plan. No underwriters were involved and no underwriter's discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash or exchanged shares of the Company's Class A Common Stock as the consideration for the transactions.


                                                Number
Identity(1)    Date of Sale                    of Shares             Price(2)       Type of Transaction
-------------------------------------------------------------------------------------------------------------

1 Officer      January, 2000                     2,400       9.625                Incentive Stock Option
1 Officer      January, 2000                     1,500      15.833                Incentive Stock Option
9 Officers     February, 2000                    3,000      15.833                Incentive Stock Option
7 Officers     March, 2000                       6,900       9.625                Incentive Stock Option
1 Officer      March, 2000                         600      22.167                Incentive Stock Option

--------------
Notes:

1. The transactions are grouped to show sales of stock based upon exercises of rights by officers of the Company or its subsidiaries under the stock plans, which occurred at the same price during a calendar month.

2. The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer.



Item 6. Reports on Form 8-K

     The registrant filed Form 8-K on March 28, 2000. The report contained the text of a press release issued by the registrant concerning the acquisition of eight locations from First Financial Banc Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SIMMONS FIRST NATIONAL CORPORATION
                                        ---------------------------------------
                                                     (Registrant)



Date:    May 4, 2000                    /s/ J. Thomas May
     ---------------------              ---------------------------------------
                                        J. Thomas May,  Chairman,
                                        President and  Chief Executive Officer



Date:    May 4, 2000                    /s/ Barry L. Crow
     ---------------------              ---------------------------------------
                                        Barry L. Crow, Executive Vice President
                                        and Chief Financial Officer