Form 10-Q
period 2000-06-30
SIMMONS FIRST NATIONAL CORP
filed 2000-08-07
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 2000               Commission File Number 06253
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


                                    YES X   NO
                                       ---    ---


Indicate the number of shares outstanding of each of issuer's classes of common stock.

                      Class A, Common           7,333,519
                      Class B, Common           None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX

                                                                      Page No.

Part I:   Summarized Financial Information

          Consolidated Balance Sheets --
              June 30, 2000 and December 31, 1999                          3-4

          Consolidated Statements of Income --
              Three months and six months ended
              June 30, 2000 and 1999                                         5

          Consolidated Statements of Cash Flows --
              Six months ended June 30, 2000 and 1999                        6

          Consolidated Statements of Changes in Stockholders' Equity
              Six months ended June 30, 2000 and 1999                        7

          Notes to Consolidated Financial Statements                      8-17

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        18-20

          Review by Independent Certified Public Accountants                21


Part II:  Other    Information                                           22-24

Part I:  Summarized Financial Information



                                                   Simmons First National Corporation
                                                      Consolidated Balance Sheets
                                                  June 30, 2000 and December 31, 1999



                                                               ASSETS


                                                                                             June 30,        December 31,
(In thousands, except share data)                                                              2000              1999
---------------------------------------------------------------------------------------------------------------------------

                                                                                            (Unaudited)
Cash and non-interest bearing balances due from banks                                       $    49,013   $    60,324
Interest bearing balances due from banks                                                         29,973        15,381
Federal funds sold and securities purchased
   under agreements to resell                                                                    27,510         5,500
                                                                                             ----------    ----------
     Cash and cash equivalents                                                                  106,496        81,205

Investment securities                                                                           399,045       409,279
Mortgage loans held for sale                                                                      7,465         6,814
Assets held in trading accounts                                                                     390         1,388
Loans                                                                                         1,171,627     1,113,635
   Allowance for loan losses                                                                    (18,002)      (17,085)
                                                                                             ----------    ----------
     Net loans                                                                                1,153,625     1,096,550

Premises and equipment                                                                           41,221        40,383
Foreclosed assets held for sale, net                                                              1,249           747
Interest receivable                                                                              15,985        15,681
Intangible assets, net                                                                           25,992        27,226
Other assets                                                                                     18,544        18,157
                                                                                             ----------    ----------

         TOTAL ASSETS                                                                       $ 1,770,012   $ 1,697,430
                                                                                             ==========    ==========

See Condensed Notes to Consolidated Financial Statements.


                                                         Simmons First National Corporation
                                                           Consolidated Balance Sheets
                                                         June 30, 2000 and December 31, 1999


                                                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             June 30,        December 31,
(In thousands, except share data)                                                              2000              1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
LIABILITIES
Non-interest bearing transaction accounts                                                   $   188,474   $    170,571
Interest bearing transaction accounts and savings deposits                                      453,215        463,354
Time deposits                                                                                   847,787        776,708
                                                                                             ----------     ----------
     Total deposits                                                                           1,489,476      1,410,633
Federal funds purchased and securities sold
   under agreements to repurchase                                                                47,556         60,496
Short-term debt                                                                                   6,515          5,044
Long-term debt                                                                                   44,134         46,219
Accrued interest and other liabilities                                                           16,428         15,667
                                                                                             ----------     ----------
     Total liabilities                                                                        1,604,109      1,538,059
                                                                                             ----------     ----------

STOCKHOLDERS' EQUITY
Capital stock
   Class A, common, par value $1 a share, authorized 30,000,000 shares
   7,333,519 issued and outstanding at 2000 and 7,315,575 at 1999                                 7,334          7,316
Surplus                                                                                          50,992         50,770
Undivided profits                                                                               111,263        105,185
Accumulated other comprehensive income
   Unrealized depreciation on available-for-sale securities,
     net of income tax credit of $2,212 at 2000 and $2,340 at 1999                               (3,686)        (3,900)
                                                                                             ----------     ----------

   Total stockholders' equity                                                                   165,903        159,371
                                                                                             ----------     ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  1,770,012   $  1,697,430
                                                                                            ===========     ==========



See Condensed Notes to Consolidated Financial Statements.


                                                   Simmons First National Corporation
                                                   Consolidated Statements of Income
                                        Three Months and Six Months Ended June 30, 2000 and 1999


                                                                   Three Months Ended        Six Months Ended
                                                                        June  30,                June  30,
(In thousands, except per share data)                               2000         1999        2000         1999
---------------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)              (Unaudited)
INTEREST INCOME
   Loans                                                          $ 26,019    $ 23,106     $ 50,745    $ 45,826
   Federal funds sold and securities purchased
     under agreements to resell                                        565         461          917       1,392
   Investment securities                                             5,966       5,958       11,873      11,860
   Mortgage loans held for sale, net of unrealized gains (losses)      121         180          239         377
   Assets held in trading accounts                                      65          16           83          33
   Interest bearing balances due from banks                            238         158          380         344
                                                                   -------     -------      -------     -------
         TOTAL INTEREST INCOME                                      32,974      29,879       64,237      59,832
                                                                   -------     -------      -------     -------

INTEREST EXPENSE
   Deposits                                                         15,028      12,174       28,332      24,779
   Federal funds purchased and securities sold
     under agreements to repurchase                                    624         521        1,334       1,373
   Short-term debt                                                     131          15          248          42
   Long-term debt                                                      889         968        1,775       1,929
                                                                   -------     -------      -------     -------
         TOTAL INTEREST EXPENSE                                     16,672      13,678       31,689      28,123
                                                                   -------     -------      -------     -------

NET INTEREST INCOME                                                 16,302      16,201       32,548      31,709
   Provision for loan losses                                         1,925       1,691        3,645       3,343
                                                                   -------     -------      -------     -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                    14,377      14,510       28,903      28,366
                                                                   -------     -------      -------     -------
NON-INTEREST INCOME
   Trust income                                                      1,290       1,062        2,504       2,252
   Service charges on deposit accounts                               1,905       1,795        3,632       3,459
   Other service charges and fees                                      475         391        1,014         976
   Income on sale of mortgage loans, net of commissions                391         447          756       1,058
   Income on investment banking, net of commissions                     87         106          175         240
   Credit card fees                                                  2,624       2,460        4,959       4,698
   Other income                                                        741         642        1,433         969
   Gain on sale of securities, net                                      --          --           --          --
                                                                   -------     -------      -------     -------
         TOTAL NON-INTEREST INCOME                                   7,513       6,903       14,473      13,652
                                                                   -------     -------      -------     -------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    8,304       8,041       16,691      16,192
   Occupancy expense, net                                              923         872        1,795       1,737
   Furniture and equipment expense                                   1,274       1,193        2,555       2,418
   Loss on foreclosed assets                                            77          42          128         180
   Merger-related                                                       --          --           --         395
   Other operating expenses                                          4,672       4,817        9,361       9,288
                                                                   -------     -------      -------     -------
         TOTAL NON-INTEREST EXPENSE                                 15,250      14,965       30,530      30,210
                                                                   -------     -------      -------     -------
INCOME BEFORE INCOME TAXES                                           6,640       6,448       12,846      11,808
   Provision for income taxes                                        2,031       1,879        3,909       3,531
                                                                   -------     -------      -------     -------
NET INCOME                                                        $  4,609    $  4,569     $  8,937    $  8,277
                                                                   =======     =======      =======     =======
BASIC EARNINGS PER SHARE                                          $   0.63    $   0.62     $   1.22    $   1.13
                                                                   =======     =======      =======     =======
DILUTED EARNINGS PER SHARE                                        $   0.63    $   0.62     $   1.22    $   1.12
                                                                   =======     =======      =======     =======


See Condensed Notes to Consolidated Financial Statements.


                                                   Simmons First National Corporation
                                                 Consolidated Statements of Cash Flows
                                                Six Months Ended June 30, 2000 and 1999



                                                                                     June 30,         June 30,
(In thousands)                                                                         2000             1999
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                        (Unaudited)

   Net income                                                                       $    8,937       $    8,277
   Items not requiring (providing) cash
     Depreciation and amortization                                                       3,253            3,064
     Provision for loan losses                                                           3,645            3,343
     Net amortization (accretion) of investment securities                                 214             (181)
     Deferred income taxes                                                                (629)            (244)
     Provision for foreclosed assets                                                       103              110
   Changes in
     Interest receivable                                                                  (304)             560
     Mortgage loans held for sale                                                         (651)           3,579
     Assets held in trading accounts                                                       998          (10,451)
     Other assets                                                                         (387)          (2,102)
     Accrued interest and other liabilities                                              1,264           (7,429)
     Income taxes payable                                                                  126             (391)
                                                                                     ---------        ---------
         Net cash provided by (used in) operating activities                            16,569           (1,865)
                                                                                     ---------        ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                                           (62,026)          (7,241)
   Purchase of premises and equipment, net                                              (2,857)          (3,838)
   Proceeds from sale of foreclosed assets                                                 701              345
   Proceeds from maturities of available-for-sale securities                            73,635           78,445
   Purchases of available-for-sale securities                                          (62,878)         (94,510)
   Proceeds from maturities of held-to-maturity securities                              13,522           35,166
   Purchases of held-to-maturity securities                                            (14,045)         (31,656)
                                                                                     ---------        ---------
         Net cash used in investing activities                                         (53,948)         (23,289)
                                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                  78,843          (24,102)
   Net proceeds of short-term debt                                                       1,471            5,603
   Dividends paid                                                                       (2,859)          (2,659)
   Proceeds from issuance of long-term debt                                                 --            1,300
   Repayments of long-term debt                                                         (2,085)          (1,416)
   Net decrease in federal funds purchased and
    securities sold under agreements to repurchase                                     (12,940)         (16,397)
   Issuance of common stock, net                                                           240              252
                                                                                     ---------        ---------
         Net cash provided by (used in) financing activities                            62,670          (37,419)
                                                                                     ---------        ---------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                     25,291          (62,573)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                    81,205          139,283
                                                                                     ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  106,496       $   76,710
                                                                                     =========        =========


See Condensed Notes to Consolidated Financial Statements.


                                                   Simmons First National Corporation
                                       Consolidated Statements of Changes in Stockholders' Equity
                                                Six Months Ended June 30, 2000 and 1999

                                                                       Accumulated
                                                                          Other
                                              Common                  Comprehensive   Undivided
(In thousands, except per share data)          Stock      Surplus        Income        Profits       Total
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                      7,239      48,271            1,491       93,383      150,384
   Comprehensive income
      Net income                                   --          --               --        8,277        8,277
      Change in unrealized appreciation on
         available-for-sale securities, net of
         income tax credit of $1,599               --          --           (2,705)          --       (2,705)
                                                                                                    --------
   Comprehensive income                                                                                5,572
   Exercise of stock options - 16,600 shares       16         247               --           --          263
   Securities exchanged under stock option plan    --         (11)              --           --          (11)
   Common stock issued in connection with the
      purchase of the minority shares of  the Bank
      of Lincoln - 56,997 shares                   57       2,230               --           --        2,287
   Cash dividends declared
      Common stock - $0.35 per share               --          --               --       (2,283)      (2,283)
      Pooled institutions prior to pooling         --          --               --         (376)        (376)
                                             --------    --------         --------     --------     --------

Balance, June 30, 1999                          7,312      50,737           (1,214)      99,001      155,836
   Comprehensive income
      Net income                                   --          --               --        8,891        8,891
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income tax credit  of $1,589               --          --           (2,686)          --       (2,686)
                                                                                                    --------
   Comprehensive income                                                                                6,205
   Exercise of stock options - 3,300 shares         4          33               --           --           37
   Cash dividends declared - $0.37 per share       --          --               --       (2,707)      (2,707)
                                             --------    --------         --------     --------     --------

Balance, December 31, 1999                      7,316      50,770           (3,900)     105,185      159,371
   Comprehensive income
      Net income                                   --          --               --        8,937        8,937
      Change in unrealized depreciation on
        available-for-sale securities, net of income
        taxes of $128                              --          --              214           --          214
                                                                                                    --------
   Comprehensive income                                                                                9,151
   Exercise of stock options - 18,600 shares       19         238               --           --          257
   Securities exchanged under stock option plan    (1)        (16)              --           --          (17)
   Cash dividends declared - $0.39 per share       --          --               --       (2,859)      (2,859)
                                             --------    --------         --------    ---------     --------

Balance, June 30, 2000                      $   7,334   $  50,992        $  (3,686)  $  111,263    $ 165,903
                                              =======     =======          =======     ========     ========


See Condensed Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1:  ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Simmons First National Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. All financial information has been restated for the mergers, which were accounted for as poolings-of-interests. The December 31, 1999 Consolidated Balance Sheet is as reported in the Company's Form 10-K annual report for 1999 filed with the Securities and Exchange Commission.

     All adjustments made to the unaudited financial statements were of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior year amounts are reclassified to conform to current year classification. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 1999 filed with the Securities and Exchange
Commission.

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

     The computation of per share earnings for the six months ended June 30, 2000 and 1999 is as follows:



(In thousands, except per share data)                                                  2000              1999
-------------------------------------------------------------------------------------------------------------

Net Income                                                                           $   8,937         $  8,277
                                                                                      --------          -------

Average common shares outstanding                                                        7,327            7,300
Average common share stock options outstanding                                              22               77
                                                                                     ---------          -------
Average diluted common shares                                                            7,349            7,377
                                                                                     ---------          -------

Basic earnings per share                                                             $    1.22         $   1.13
                                                                                      ========          =======
Diluted earnings per share                                                           $    1.22         $   1.12
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

     On July 9, 1999, the Company and NBC Bank Corp. ("NBC") merged in a pooling-of-interests transaction. Stockholders of NBC received 784,887 shares of Simmons First National Corporation stock in exchange for NBC shares in the transaction. NBC owned National Bank of Commerce, El Dorado, Arkansas with assets, as of July 9, 1999, of $155 million. The Company changed the name of National Bank of Commerce to Simmons First Bank of El Dorado, N.A. The Company is operating Simmons First Bank of El Dorado, N.A. as a separate community bank with the same board of directors and management.

     On July 17, 2000, the Company expanded its coverage of Central and Northwest Arkansas with a $7.6 million cash purchase of two Conway and six
Northwest Arkansas locations from First Financial Banc Corporation. Simmons First National Bank acquired the two offices in Conway and Simmons First Bank of Northwest Arkansas acquired the six offices in Northwest Arkansas. As of July 14, 2000, the eight locations combined had total loans of $72 million and total deposits of $71 million.

NOTE 3:  INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:




                                           June 30,                                  December 31,
                                             2000                                       1999
                        --------------------------------------------  ------------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
----------------------------------------------------------------------------------------------------------------

Held-to-Maturity
----------------
U.S. Treasury           $   16,563   $    13  $  (142) $   16,434  $   13,576    $    10  $  (115)  $   13,471
U.S. Government
  agencies                  36,607        25   (1,018)     35,614      36,654         57   (1,169)      35,542
Mortgage-backed
  securities                15,240        68     (339)     14,969      16,920         84     (258)      16,746
State and political
  subdivisions             106,234       672   (2,064)    104,842     107,157        662   (2,107)     105,712
Other securities                82        --       (1)         81          85         --       (2)          83
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  174,726   $   778  $(3,564) $  171,940  $  174,392    $   813  $(3,651)  $  171,554
                         =========    ======   ======   =========   =========     ======   ======    =========

Available-for-Sale
U.S. Treasury           $   35,391   $    14  $  (141) $   35,264  $   41,492    $    83  $  (133)  $   41,442
U.S. Government
  agencies                 162,685         1   (5,794)    156,892     166,143         --   (6,287)     159,856
Mortgage-backed
  securities                15,107        57     (210)     14,954      16,954         26     (234)      16,746
State and political
  subdivisions               6,652       101      (72)      6,681       6,432         88      (88)       6,432
Other securities            10,130       398       --      10,528       9,859        552       --       10,411
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  229,965   $   571  $(6,217) $  224,319 $   240,880    $   749  $(6,742)  $  234,887
                         =========    ======   ======   =========  ==========     ======   ======    =========


     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $268,288,000 at June 30, 2000 and $277,789,000 at December 31, 1999.

     The book value of securities sold under agreements to repurchase amounted to $39,836,000 and $39,956,000 for June 30, 2000 and December 31, 1999,
respectively.

     Income earned on securities for the six months ended June 30, 2000 and 1999 is as follows:


(In thousands)                                                                         2000              1999
----------------------------------------------------------------------------------------------------------------
Taxable
  Held-to-maturity                                                                   $   2,081         $  2,249
  Available-for-sale                                                                     7,113            6,838

Non-taxable
  Held-to-maturity                                                                       2,505            2,666
  Available-for-sale                                                                       174              107
                                                                                      --------          -------

         Total                                                                       $  11,873         $ 11,860
                                                                                      ========          =======



     Maturities of investment securities at June 30, 2000 are as follows:




                                                Held-to-Maturity           Available-for-Sale
                                            --------------------------  ---------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
------------------------------------------------------------------------------------------------

One year or less                            $    21,164   $    21,109   $    45,014    $   44,788
After one through five years                     78,623        77,371       115,979       112,375
After five through ten years                     53,495        52,141        47,405        45,302
After ten years                                  21,362        21,238        11,437        11,326
Other securities                                     82            81        10,130        10,528
                                             ----------    ----------    ----------     ---------
         Total                              $   174,726   $   171,940   $   229,965    $  224,319
                                             ==========    ==========    ==========     =========


     There were no gross realized gains or losses as of June 30, 2000 and 1999.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:


                                                                             June 30,       December 31,
(In thousands)                                                                 2000             1999
----------------------------------------------------------------------------------------------------------

Consumer
   Credit cards                                                            $     183,853     $    187,242
   Student loans                                                                  65,595           66,739
   Other consumer                                                                184,097          181,380
Real estate
   Construction                                                                   53,128           53,925
   Single family residential                                                     217,535          202,886
   Other commercial                                                              251,469          240,259
Commercial
   Commercial                                                                    143,913          137,827
   Agricultural                                                                   59,255           35,337
   Financial institutions                                                          2,397            3,165
Other                                                                             10,385            4,875
                                                                            ------------      -----------
Total loans before allowance for loan losses                               $   1,171,627     $  1,113,635
                                                                            ============      ===========


     During the first six months of 2000, foreclosed assets held for sale increased $502,000 to $1,249,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at June 30, 2000, were $36,000, $6,648,000 and $2,145,000, respectively, bringing the total of non-performing assets to $10,078,000.

     Transactions in the allowance for loan losses are as follows:



                                                                                     June 30,       December 31,
(In thousands)                                                                         2000              1999
-----------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                           $  17,085         $ 16,812
Additions
   Provision charged to expense                                                          3,645            3,343
                                                                                     ---------         --------
                                                                                        20,730           20,155
Deductions
   Losses charged to allowance, net of recoveries
     of $918 and $536 for the first six months of
     2000 and 1999, respectively                                                         2,728            2,924
                                                                                      --------          -------

Balance, June 30                                                                    $   18,002         $ 17,231
                                                                                     =========          -------

Additions
   Provision charged to expense                                                                           3,208
                                                                                                       --------
                                                                                                         20,439
Deductions
   Losses charged to allowance, net of recoveries
     of $880 for the last six months of
     1999                                                                                                 3,354
                                                                                                        -------

Balance, end of year                                                                                   $ 17,085
                                                                                                        =======

     At June 30, 2000 and December 31, 1999, impaired loans totaled $10,846,000 and $12,102,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at June 30, 2000, were $2,100,000 and $2,803,000 at December 31, 1999.

     Interest of $231,000 and $281,000 was recognized on average impaired loans of $11,468,000 and $13,616,000 as of June 30, 2000 and 1999, respectively.
Interest recognized on impaired loans on a cash basis during the first six months of 2000 and 1999 was immaterial.

NOTE 5:  TIME DEPOSITS

     Time deposits include approximately $270,850,000 and $225,290,000 of certificates of deposit of $100,000 or more at June 30, 2000 and December 31, 1999, respectively.

NOTE 6:  INCOME TAXES

     The provision for income taxes is comprised of the following components:



                                                                     June 30,              June 30,
(In thousands)                                                        2000                   1999
--------------------------------------------------------------------------------------------------------

Income taxes currently payable                                  $          4,538       $          3,775
Deferred income taxes                                                       (629)                  (244)
                                                                 ---------------        ---------------
Provision for income taxes                                      $          3,909       $          3,531
                                                                 ===============        ===============


     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:



                                                                        June 30,         December 31,
(In thousands)                                                           2000                1999
--------------------------------------------------------------------------------------------------------

Deferred tax assets
   Allowance for loan losses                                    $          6,540       $          5,906
   Valuation of foreclosed assets                                            201                    201
   Deferred compensation payable                                             668                    659
   Deferred loan fee income                                                  624                    564
   Vacation compensation                                                     463                    439
   Mortgage servicing reserve                                                393                    457
   Loan interest                                                             233                    160
   Available-for-sale securities                                           2,212                  2,340
   Other                                                                     117                    144
                                                                 ---------------        ---------------
      Total deferred tax assets                                           11,451                 10,870
                                                                 ---------------        ---------------

Deferred tax liabilities
   Accumulated depreciation                                               (1,484)                (1,473)
   FHLB stock dividends                                                     (501)                  (432)
   Other                                                                    (214)                  (214)
                                                                 ---------------        ---------------
      Total deferred tax liabilities                                      (2,199)                (2,119)
                                                                 ---------------        ---------------
Net deferred tax assets included in other
      assets on balance sheets                                  $          9,252       $          8,751
                                                                 ===============        ===============

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:


                                                                    June 30,               June 30,
(In thousands)                                                        2000                   1999
-------------------------------------------------------------------------------------------------------

Computed at the statutory rate (35%)                            $          4,496       $          4,133

Increase (decrease) resulting from:
   Tax exempt income                                                      (1,001)                  (975)
   Other differences, net                                                    414                    373
                                                                 ---------------        ---------------

Actual tax provision                                            $          3,909       $          3,531
                                                                 ===============        ===============


NOTE 7:  LONG-TERM DEBT

     Long-term debt at June 30, 2000 and December 31, 1999, consisted of the following components,

                                                                    June 30,             December 31,
(In thousands)                                                        2000                   1999
---------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                  $         16,000       $         16,000
9.75% note due 2008, secured by land and building                            888                    917
5.36% to 8.41% FHLB advances due 2000 to 2018,
   secured by residential real estate loans                                9,996                 12,052
Trust preferred securities                                                17,250                 17,250
                                                                 ---------------        ---------------

                                                                $         44,134       $         46,219
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

     Aggregate annual maturities of long-term debt at June 30, 2000 are:


                                                                                            Annual
(In thousands)                                                             Year           Maturities
---------------------------------------------------------------------------------------------------------

                                                                            2000       $          2,454
                                                                            2001                  2,893
                                                                            2002                  2,925
                                                                            2003                  2,871
                                                                            2004                  2,876
                                                                        Thereafter               30,115
                                                                                        ---------------

                                                                          Total        $         44,134
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

NOTE 9:  UNDIVIDED PROFITS

     The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At June 30, 2000, the bank subsidiaries had approximately $10 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of June 30, 2000, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 14.9% at June 30, 2000.

NOTE 10: STOCK OPTIONS AND RESTRICTED STOCK

     At June 30, 2000, the Company had stock options outstanding of 226,000 shares and stock options exercisable of 174,480 shares. During the first six months of 2000, there were 15,600 shares issued upon exercise of stock options and no additional stock options of the Company were granted. Three thousand additional shares of common stock of the Company were granted and issued as bonus shares of restricted stock, during the first six months of 2000.


NOTE 11: ADDITIONAL CASH FLOW INFORMATION

                                                               Six Months Ended
                                                                    June 30,
(In thousands)                                              2000                  1999
-----------------------------------------------------------------------------------------

Interest paid                                       $       31,512      $        29,427
Income taxes paid                                   $        4,412      $         4,229



     Approximately, $9,000,000 of investment securities previously classified as held-to-maturity was reclassified as available-for-sale during the second quarter of 1999. This was the result the Company merging the Bank of Lincoln into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.


NOTE 12: CERTAIN TRANSACTIONS

     From time to time the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families. From time to time directors, officers and their associates and members of their immediate families have placed deposits with the Company's subsidiary banks. Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

NOTE 13: COMMITMENTS AND CREDIT RISK

     The eight affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 15.7% and 16.8% of the portfolio, as of June 30, 2000 and December 31, 1999, respectively.

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

     At June 30, 2000, the Company had outstanding commitments to extend credit aggregating approximately $250,452,000 and $176,570,000 for credit card commitments and other loan commitments, respectively. At December 31, 1999, the Company had outstanding commitments to extend credit aggregating approximately $227,358,000 and $105,145,000 for credit card commitments and other loan commitments, respectively.

     Letters  of  credit  are  conditional   commitments   issued  by  the  bank
subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $4,308,000 and $3,035,000 at June 30, 2000 and December 31, 1999, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Net income for the quarter ended June 30, 2000, was $4,609,000, or $0.63 per diluted share. This compares with last year's second quarter earnings of $4,569,000, or $0.62 per diluted share. The Company's return on average assets and return on average stockholder's equity for the three-month period ended June 30, 2000 was 1.06% and 11.23%, compared to 1.10% and 11.74%, respectively, for the same period in 1999. All financial information has been restated for the mergers accounted for as poolings-of-interests.

     Operating earnings (net income excluding merger-related expenses) for the six-month period ended June 30, 2000, were $8,937,000, or an increase of $265,000 over the June 30, 1999 earnings of $8,672,000. Diluted operating earnings per share increased $0.04 to $1.22 for the six-month period ended June 30, 2000 from $1.18 in the same period of 1999. Operating return on average assets and operating return on average stockholders' equity for the six-month period ended June 30, 2000, was 1.04% and 10.97%, compared to 1.04% and 11.22%, respectively, for the same period in 1999. In connection with the merger of Lincoln Bankshares, Inc ("LBI"), during the first quarter 1999, merger-related expenses totaled $395,000, or $0.06 per share after tax. After merger-related expenses, Simmons First's six-month 1999 earnings were $8,277,000 or $1.12 diluted earnings per share.

     Diluted cash operating earnings (net income excluding amortization of intangibles and merger-related expenses) for the second quarter of 2000 were $0.68 per share compared with $0.67 for the second quarter of 1999, reflecting a $0.01 increase. Year-to-date diluted cash operating earnings, on a per share basis as of June 30, 2000 was $1.33 compared to $1.29 at June 30, 1999, reflecting a $0.04 increase. Cash operating return on average assets was 1.15% and cash operating return on average stockholders' equity was 12.09% for the six-month period ended June 30, 2000, compared with 1.16% and 12.40%, respectively, for the same period in 1999.

     Net interest margin (fully taxable equivalent) for the Company's second quarter 2000 and six-month period ended June 30, 2000 were 4.23% and 4.28%, respectively. These rates compared to 4.45% and 4.34% for the same periods during 1999. These declines resulted from a rising interest-rate environment that has placed downward pressure on the net interest margin of the Company. In spite of the decline in interest margin the Company grew net interest income for the second quarter of 2000. This growth was made possible as a result of the 12.8% growth in the loan portfolio over the same period last year. Net interest income for the three-month period ended June 30, 2000, increased $101,000, or 0.6%, when compared to the same period in 1999. While the six-month ended June 30, 2000, net interest income increased $839,000, or 2.6% from the same period in 1999.

     The provision for loan losses for the second quarter of 2000 was $1,925,000, compared to $1,691,000 for the same period of 1999, resulting in a $234,000 or 13.8% increase. For the six-months ended June 30, 2000 and 1999, the provision was $3,645,000 and $3,343,000, respectively, resulting in a 9.0% increase. The primary reason for the increase in the 2000 provision is the growth in the loan portfolio from June 30, 1999 to June 30, 2000.

     Non-interest income for the second quarter ended June 30, 2000, was $7,513,000, a 8.8% increase over the $6,903,000 reported for the same period in 1999. For the six-months ended June 30, 2000, non-interest income was $14,473,000, a 6.0% increase from the $13,652,000 reported for the same period in 1999. These increases were primarily the result of successful internal growth.

     During the three-months ended June 30, 2000, non-interest expense increased $285,000, or 1.9%, over the same period in 1999. Year-to-date non-interest expense (excluding merger-related expenses) was $30,530,000 at June 30, 2000, compared to $29,815,000, for the same period ended June 30, 1999, an increase of $715,000 or 2.4%. These increases reflect the normal increase in the cost of doing business.


FINANCIAL  CONDITION
--------------------

     Total assets for the Company at June 30, 2000, were $1.8 billion, an increase of $73 million, or 4.3%, over the same figure at December 31, 1999. Loans at June 30, 2000 totaled $1.2 billion, an increase of $58 million, or 5.2% from the same figure at December 31, 1999. Deposits at June 30, 2000 totaled $1.5 billion, an increase of $78 million, or 5.5% from the same figure at December 31, 1999. Stockholders' equity at the end of the second quarter was $165.9 million, an increase of $6.5 million or 4.1%, from the December 31, 1999 figure.

     Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.54% as of June 30, 2000, compared to 1.53% at December 31, 1999. As of June 30, 2000, non-performing loans equaled 0.75% of total loans, while the allowance for loan losses equaled 205% of non-performing loans.

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

     Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At June 30, 2000, each bank was within established guidelines and total corporate liquidity was strong. At June 30, 2000, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resell, and mortgage loans held for sale were 19.1% of total assets.

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

     On July 17, 2000, the Company expanded its coverage of Central and Northwest Arkansas with a $7.6 million cash purchase of two Conway and six
Northwest Arkansas locations from First Financial Banc Corporation. Simmons First National Bank acquired the two offices in Conway and Simmons First Bank of Northwest Arkansas acquired the six offices in Northwest Arkansas. As of July 14, 2000, the eight locations combined had total loans of $72 million and total deposits of $71 million.

STOCK REPURCHASE
----------------

     On June 12, 2000, the Company announced a stock repurchase program. This program authorizes the repurchase of up to 200,000 common shares, or approximately 2.7 percent of the outstanding common shares. Under the repurchase program, there is no time limit for the sock repurchases, nor are there a minimum number of shares the Company intends to repurchase. As of June 30, 2000, no shares have been repurchased through the repurchase program.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have made a review of the accompanying consolidated condensed financial statements, appearing on pages 3 to 17 of the accompanying Form 10-Q, of SIMMONS FIRST NATIONAL CORPORATION and consolidated subsidiaries as of June 30, 2000 and for the three-months and six-months ended June 30, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants.

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


Pine Bluff, Arkansas
August 4, 2000

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



                                                     Number
Identity(1)    Date of Sale                        of Shares      Price(2)            Type of Transaction
-------------------------------------------------------------------------------------------------------------

1 Officer      April, 2000                           1,200         9.625              Incentive Stock Option
1 Officer      April, 2000                           3,000         1.000              Bonus Stock Plan


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


Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The annual shareholders meeting of the Company was held on April 25, 2000. The matters submitted to the security holders for approval included setting the number of directors at nine (9) and the election of directors.

    (b) At the annual meeting, all nine (9) incumbent directors were re-elected by proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, without any solicitation in opposition thereto.

     The following table shows the required analysis of the voting by security holders at the annual meeting:



Voting of Shares
                                                                                 Broker
Action                      For                Against          Abstain         Non-Votes

Set Number of
Directors
at Nine (9)                5,443,294            2,503             6,382          501,304

Director Election:

  Ayres                    5,450,115                0                13          499,999
  Hutt                     5,449,626              900                13          499,999
  Makris                   5,450,415              900                13          499,999
  May                      5,451,626                0                13          499,099
  Perdue                   5,451,626                0                13          499,099
  Ryburn                   5,450,726              900                13          499,999
  Stone                    5,451,014                0                13          499,099
  Trotter                  5,451,314              900                13          499,999
  Watkins                  5,451,314                0                13          499,099



Item 6. Reports on Form 8-K

     The registrant filed Form 8-K on June 13, 2000. The report contained the text of a press release issued by the registrant concerning the adoption of a stock repurchase program by the Company. The program authorizes the repurchase of up to 200,000 shares, or approximately 2.7 percent of the outstanding shares.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SIMMONS FIRST NATIONAL CORPORATION
                                      --------------------------------------
                                                 (Registrant)



Date:    August 7, 2000               /s/ J. Thomas May
     --------------------             --------------------------------------
                                      J. Thomas May,  Chairman,
                                      President and  Chief Executive Officer



Date:    August 7, 2000               /s/ Barry L. Crow
     --------------------             --------------------------------------
                                      Barry L. Crow, Executive Vice President
                                      and Chief Financial Officer