Form 10-Q
period 2000-09-30
SIMMONS FIRST NATIONAL CORP
filed 2000-11-06
CIK 90498

SIMMONS FIRST NATIONAL CORPORATION

                              Financial Statements

                                   (Form 10-Q)

                               September 30, 2000



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 2000             Commission File Number 06253
                   ------------------                                    -----


                       SIMMONS FIRST NATIONAL CORPORATION

          (Exact name of registrant as specified in its charter)


            Arkansas                                           71-0407808
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


501 Main Street   Pine Bluff, Arkansas                            71601
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            870-541-1000
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


                                YES  X     NO
                                   -----      ------

Indicate the number of shares outstanding of each of issuer's classes of common stock.

                    Class A, Common           7,271,692
                    Class B, Common           None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


                                                                       Page No.

Part I:     Summarized Financial Information

                Consolidated Balance Sheets --
                      September 30, 2000 and December 31, 1999              3-4

                Consolidated Statements of Income --
                     Three months and nine months ended
                     September 30, 2000 and 1999                              5

                Consolidated Statements of Cash Flows --
                      Nine months ended September 30, 2000 and 1999           6

                Consolidated Statements of Changes in Stockholders' Equity
                      Nine months ended September 30, 2000 and 1999           7

                Condensed Notes to Consolidated Financial Statements       8-17

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 18-20

                Review by Independent Certified Public Accountants           21

Part II:    Other Information                                             22-23

Part I:  Summarized Financial Information


                                                Simmons First National Corporation
                                                    Consolidated Balance Sheets
                                             September 30, 2000 and December 31, 1999


                                                              ASSETS


                                                                                           September 30,     December 31,
(In thousands, except share data)                                                              2000              1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash and non-interest bearing balances due from banks                                       $    56,705   $    60,324
Interest bearing balances due from banks                                                         19,218        15,381
Federal funds sold and securities purchased
   under agreements to resell                                                                     5,650         5,500
                                                                                            -----------   -----------
     Cash and cash equivalents                                                                   81,573        81,205

Investment securities                                                                           401,735       409,279
Mortgage loans held for sale                                                                     12,177         6,814
Assets held in trading accounts                                                                     734         1,388
Loans                                                                                         1,268,931     1,113,635
   Allowance for loan losses                                                                    (20,691)      (17,085)
                                                                                             ----------   -----------
     Net loans                                                                                1,248,240     1,096,550

Premises and equipment                                                                           46,370        40,383
Foreclosed assets held for sale, net                                                              1,226           747
Interest receivable                                                                              18,961        15,681
Intangible assets, net                                                                           35,664        27,226
Other assets                                                                                     18,528        18,157
                                                                                            -----------   -----------

         TOTAL ASSETS                                                                       $ 1,865,208   $ 1,697,430
                                                                                            ===========   ===========


See Condensed Notes to Consolidated Financial Statements.





                                                Simmons First National Corporation
                                                    Consolidated Balance Sheets
                                             September 30, 2000 and December 31, 1999


                                               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          September 30,      December 31,
(In thousands, except share data)                                                              2000              1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
LIABILITIES
Non-interest bearing transaction accounts                                                   $   195,678  $    170,571
Interest bearing transaction accounts and savings deposits                                      445,513       463,354
Time deposits                                                                                   897,227       776,708
                                                                                            -----------  ------------
     Total deposits                                                                           1,538,418     1,410,633
Federal funds purchased and securities sold
   under agreements to repurchase                                                                87,767        60,496
Short-term debt                                                                                   9,524         5,044
Long-term debt                                                                                   41,907        46,219
Accrued interest and other liabilities                                                           18,046        15,667
                                                                                            -----------  ------------
     Total liabilities                                                                        1,695,662     1,538,059
                                                                                            -----------  ------------

STOCKHOLDERS' EQUITY
Capital stock
   Class A, common, par value $1 a share, authorized 30,000,000 shares
   7,271,692 issued and outstanding at 2000 and 7,315,575 at 1999                                 7,272         7,316
Surplus                                                                                          49,713        50,770
Undivided profits                                                                               114,772       105,185
Accumulated other comprehensive income
   Unrealized depreciation on available-for-sale securities,
     net of income tax credit of $1,327 at 2000 and $2,340 at 1999                               (2,211)       (3,900)
                                                                                            -----------   -----------

     Total stockholders' equity                                                                 169,546       159,371
                                                                                            -----------   -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 1,865,208   $  1,697,430
                                                                                            ===========   ============

See Condensed Notes to Consolidated Financial Statements.


                                                Simmons First National Corporation
                                                 Consolidated Statements of Income
                                  Three Months and Nine Months Ended September 30, 2000 and 1999


                                                                   Three Months Ended        Nine Months Ended
                                                                      September 30,            September 30,
(In thousands, except per share data)                               2000         1999        2000         1999
-------------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)              (Unaudited)
INTEREST INCOME
   Loans                                                        $   28,952   $  23,992    $  79,697    $ 69,818
   Federal funds sold and securities purchased
     under agreements to resell                                        332         150        1,249       1,542
   Investment securities                                             5,864       5,958       17,737      17,818
   Mortgage loans held for sale, net of unrealized gains (losses)      143         182          382         559
   Assets held in trading accounts                                       5          15           88          48
   Interest bearing balances due from banks                            234         106          614         450
                                                                ----------   ---------    ---------    --------
         TOTAL INTEREST INCOME                                      35,530      30,403       99,767      90,235
                                                                ----------   ---------    ---------    --------

INTEREST EXPENSE
   Deposits                                                         16,250      12,250       44,582      37,029
   Federal funds purchased and securities sold
     under agreements to repurchase                                  1,276         739        2,610       2,112
   Short-term debt                                                     163          74          411         116
   Long-term debt                                                      855         943        2,630       2,872
                                                                ----------   ---------    ---------    --------
         TOTAL INTEREST EXPENSE                                     18,544      14,006       50,233      42,129
                                                                ----------   ---------    ---------    --------

NET INTEREST INCOME                                                 16,986      16,397       49,534      48,106
   Provision for loan losses                                         1,892       1,619        5,537       4,962
                                                                ----------   ---------    ---------    --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                    15,094      14,778       43,997      43,144
                                                                ----------   ---------    ---------    --------
NON-INTEREST INCOME
   Trust income                                                      1,496       1,239        4,000       3,491
   Service charges on deposit accounts                               2,176       1,749        5,808       5,208
   Other service charges and fees                                      392         407        1,406       1,383
   Income on sale of mortgage loans, net of commissions                521         533        1,277       1,591
   Income on investment banking, net of commissions                     13          34          188         274
   Credit card fees                                                  2,712       2,704        7,671       7,402
   Other income                                                        817         790        2,250       1,759
   Gain on sale of securities, net                                       0           0            0           0
                                                                ----------   ---------    ---------    --------
         TOTAL NON-INTEREST INCOME                                   8,127       7,456       22,600      21,108
                                                                ----------   ---------    ---------    --------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    8,591       8,177       25,282      24,369
   Occupancy expense, net                                            1,035         946        2,830       2,683
   Furniture and equipment expense                                   1,336       1,294        3,891       3,712
   Loss on foreclosed assets                                            66         117          194         297
   Merger-related                                                        0       1,448            0       1,843
   Other operating expenses                                          4,947       4,839       14,308      14,127
                                                                ----------   ---------    ---------    --------
         TOTAL NON-INTEREST EXPENSE                                 15,975      16,821       46,505      47,031
                                                                ----------   ---------    ---------    --------
INCOME BEFORE INCOME TAXES                                           7,246       5,413       20,092      17,221
   Provision for income taxes                                        2,281       1,600        6,190       5,131
                                                                ----------   ---------    ---------    --------
NET INCOME                                                      $    4,965   $   3,813    $  13,902    $ 12,090
                                                                ==========   =========    =========    ========
BASIC EARNINGS PER SHARE                                        $     0.68   $    0.53    $    1.90    $   1.66
                                                                ==========   =========    =========    ========
DILUTED EARNINGS PER SHARE                                      $     0.67   $    0.52    $    1.89    $   1.64
                                                                ==========   =========    =========    ========


See Condensed Notes to Consolidated Financial Statements.


                                                Simmons First National Corporation
                                               Consolidated Statements of Cash Flows
                                           Nine Months Ended September 30, 2000 and 1999



                                                                                   September 30,    September 30,
(In thousands)                                                                         2000             1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                        (Unaudited)
   Net income                                                                       $   13,902      $    12,090
   Items not requiring (providing) cash
     Depreciation and amortization                                                       5,062            4,705
     Provision for loan losses                                                           5,537            4,962
     Net amortization (accretion) of investment securities                                 403              (96)
     Deferred income taxes                                                              (1,042)            (707)
     Provision for foreclosed assets                                                       159              163
   Changes in
     Interest receivable                                                                (2,860)          (1,060)
     Mortgage loans held for sale                                                       (5,363)           2,672
     Assets held in trading accounts                                                       654           (1,167)
     Other assets                                                                         (304)            (532)
     Accrued interest and other liabilities                                              1,142           (6,377)
     Income taxes payable                                                                  526             (906)
                                                                                    ----------      -----------
         Net cash provided by operating activities                                      17,816           13,747
                                                                                    ----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                                           (87,814)         (66,868)
   Purchase of branch locations, net funds paid                                        (14,398)              --
   Purchase of premises and equipment, net                                              (3,664)          (5,029)
   Proceeds from sale of foreclosed assets                                                 799            1,248
   Proceeds from maturities of available-for-sale securities                            97,800          109,941
   Purchases of available-for-sale securities                                          (81,011)        (119,854)
   Proceeds from maturities of held-to-maturity securities                              17,681           40,639
   Purchases of held-to-maturity securities                                            (25,640)         (41,806)
                                                                                    ----------      -----------
         Net cash used in investing activities                                         (96,247)         (81,729)
                                                                                    ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                  56,776          (15,085)
   Net proceeds of short-term debt                                                       4,480            6,826
   Dividends paid                                                                       (4,315)          (3,976)
   Proceeds from issuance of long-term debt                                                 --            1,300
   Repayments of long-term debt                                                         (4,312)          (3,783)
   Net increase in federal funds purchased and securities
    sold under agreements to repurchase                                                 27,271           10,872
   (Repurchase) issuance of common stock, net                                           (1,101)             265
                                                                                    ----------      -----------
         Net cash provided by (used in) financing activities                            78,799           (3,581)
                                                                                    ----------      -----------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                        368          (71,563)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                    81,205          139,283
                                                                                    ----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   81,573      $    67,720
                                                                                    ==========      ===========

See Condensed Notes to Consolidated Financial Statements.



                                                Simmons First National Corporation
                                    Consolidated Statements of Changes in Stockholders' Equity
                                           Nine Months Ended September 30, 2000 and 1999


                                                                       Accumulated
                                                                          Other
                                              Common                  Comprehensive   Undivided
(In thousands, except per share data)          Stock      Surplus        Income        Profits       Total
--------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                  $   7,239  $  48,271      $     1,491    $  93,383   $  150,384
 Comprehensive income
    Net income                                    --          --               --       12,090       12,090
    Change in unrealized appreciation on
      available-for-sale securities, net of
      income tax credit of $2,135                 --          --           (3,558)          --       (3,558)
                                                                                                 ----------
 Comprehensive income                                                                                 8,532
 Exercise of stock options - 18,100 shares        18         258               --           --          276
 Securities exchanged under stock option plan     --         (11)              --           --          (11)
 Common stock issued in connection with the
    purchase of the minority shares of the
    Bank of Lincoln - 56,997 shares               57       2,230               --           --        2,287
 Cash dividends declared
    Common stock  - $0.53 per share               --          --               --       (3,600)      (3,600)
    Pooled institutions prior to pooling          --          --               --         (376)        (376)
                                            --------   ---------      -----------    ---------   ----------

Balance, September 30, 1999                    7,314      50,748           (2,067)     101,497      157,492
 Comprehensive income
    Net income                                    --          --               --        5,078        5,078
    Change in unrealized depreciation on
      available-for-sale securities, net of
      income tax credit  of $1,053                --          --           (1,833)          --       (1,833)
                                                                                                 ----------
 Comprehensive income                                                                                 3,245
 Exercise of stock options -1,800 shares           2          22               --           --           24
 Cash dividends declared - $0.19 per share        --          --               --       (1,390)      (1,390)
                                            --------   ---------      -----------    ----------  ----------

Balance, December 31, 1999                     7,316      50,770           (3,900)     105,185      159,371
 Comprehensive income
    Net income                                    --          --               --       13,902       13,902
    Change in unrealized depreciation on
      available-for-sale securities, net of
      income taxes of $1,013                      --          --            1,689           --        1,689
                                                                                                 ----------
 Comprehensive income                                                                                15,591
 Exercise of stock options - 20,400 shares        20         253               --           --          273
 Securities exchanged under stock option plan     (1)        (16)              --           --          (17)
 Repurchase of common stock - 63,627 shares      (63)     (1,294)              --           --       (1,357)
 Cash dividends declared - $0.59 per share        --          --               --       (4,315)      (4,315)
                                            --------   ---------      -----------    ---------   ----------

Balance, September 30, 2000                 $  7,272   $  49,713      $    (2,211)   $ 114,772   $  169,546
                                            ========   =========      ===========    =========   ==========


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

     The computation of per share earnings for the nine months ended September 30, 2000 and 1999 is as follows:




(In thousands, except per share data)                                                  2000              1999
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                           $  13,902         $ 12,090
                                                                                     ---------         --------

Average common shares outstanding                                                        7,320            7,304
Average common share stock options outstanding                                              21               72
                                                                                     ---------         --------
Average diluted common shares                                                            7,341            7,376
                                                                                     ---------         --------

Basic earnings per share                                                             $    1.90         $   1.66
                                                                                     =========         ========
Diluted earnings per share                                                           $    1.89         $   1.64
                                                                                     =========         ========


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

NOTE 3:  INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:


                                         September 30,                               December 31,
                                             2000                                       1999
                        --------------------------------------------- -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------

Held-to-Maturity
U.S. Treasury           $   19,516   $    74  $  (62)  $   19,528  $   13,576    $    10  $  (115)  $   13,471
U.S. Government
  agencies                  40,950        63     (631)     40,382      36,654         57   (1,169)      35,542
Mortgage-backed
  securities                14,296        60     (226)     14,130      16,920         84     (258)      16,746
State and political
  subdivisions             107,147     1,160   (1,072)    107,235     107,157        662   (2,107)     105,712
Other securities                82        --        -          82          85         --       (2)          83
                        ----------   -------  -------- ----------  ----------    -------  -------   ----------
                        $  181,991   $ 1,357  $(1,991) $  181,357  $  174,392    $   813  $(3,651)  $  171,554
                        ==========   =======  ======== ==========  ==========    =======  =======   ==========
Available-for-Sale
U.S. Treasury           $   27,152   $    55  $   (61) $   27,146  $   41,492    $    83     (133)  $   41,442
U.S. Government
  agencies                 164,760        30   (3,759)    161,031     166,143         --   (6,287)     159,856
Mortgage-backed
  securities                14,065        37     (192)     13,910      16,954         26     (234)      16,746
State and political
  subdivisions               6,621       146      (47)      6,720       6,432         88      (88)       6,432
Other securities            10,300       637       --      10,937       9,859        552       --       10,411
                        ----------   -------  -------  ----------  ----------    -------  -------   ----------
                        $  222,898   $   905  $(4,059) $  219,744  $  240,880    $   749  $(6,742)  $  234,887
                        ==========   =======  =======  ==========  ==========    =======  =======   ==========

     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $262,289,000 at September 30, 2000 and $277,789,000 at December 31, 1999.

     The book value of securities sold under agreements to repurchase amounted to $35,947,000 and $39,956,000 for September 30, 2000 and December 31, 1999,
respectively.

     Income earned on securities for the nine months ended September 30, 2000 and 1999 is as follows:




(In thousands)                                                                         2000              1999
-------------------------------------------------------------------------------------------------------------------

Taxable
  Held-to-maturity                                                                   $   3,188         $  3,273
  Available-for-sale                                                                    10,514           10,389

Non-taxable
  Held-to-maturity                                                                       3,771            3,989
  Available-for-sale                                                                       264              167
                                                                                     ---------         --------

         Total                                                                       $  17,737         $ 17,818
                                                                                     =========         ========



     Maturities of investment securities at September 30, 2000 are as follows:



                                                Held-to-Maturity           Available-for-Sale
                                            --------------------------  -------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-------------------------------------------------------------------------------------------------

One year or less                            $    24,211   $    24,216   $    38,222    $   38,095
After one through five years                     82,936        82,507       120,473       118,234
After five through ten years                     54,233        53,861        43,203        41,886
After ten years                                  20,529        20,691        10,700        10,592
Other securities                                     82            82        10,300        10,937
                                            -----------   -----------   -----------    ----------
         Total                              $   181,991   $   181,357   $   222,898    $  219,744
                                            ===========   ===========   ===========    ==========


     There were no gross realized gains or losses as of September 30, 2000 and 1999.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:



                                                                           September 30,    December 31,
(In thousands)                                                                 2000             1999
----------------------------------------------------------------------------------------------------------

Consumer
   Credit cards                                                            $     186,342     $    187,242
   Student loans                                                                  66,071           66,739
   Other consumer                                                                194,421          181,380
Real estate
   Construction                                                                   71,383           53,925
   Single family residential                                                     243,791          202,886
   Other commercial                                                              275,091          240,259
Commercial
   Commercial                                                                    146,156          137,827
   Agricultural                                                                   70,064           35,337
   Financial institutions                                                          2,379            3,165
Other                                                                             13,233            4,875
                                                                           -------------     ------------
Total loans before allowance for loan losses                               $   1,268,931     $  1,113,635
                                                                           =============     ============


     During the first nine months of 2000, foreclosed assets held for sale increased $479,000 to $1,226,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at September 30, 2000, were $100,000, $9,622,000 and $2,643,000, respectively, bringing the total of non-performing assets to $13,591,000.

     Transactions in the allowance for loan losses are as follows:


                                                                                   September 30,      December 31,
(In thousands)                                                                         2000              1999
-------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                           $  17,085         $ 16,812
Additions
   Allowance for loan losses of acquired branches                                        2,155               --
   Provision charged to expense                                                          5,537            4,962
                                                                                     ---------         --------
                                                                                        24,777           21,774
Deductions
   Losses charged to allowance, net of recoveries
     of $1,386 and $1,030 for the first nine months of
     2000 and 1999, respectively                                                         4,086            4,194
                                                                                     ---------         --------

Balance, September 30                                                                $  20,691         $ 17,580
                                                                                     =========         --------

Additions
   Provision charged to expense                                                                           1,589
                                                                                                       --------
                                                                                                         19,169
Deductions
   Losses charged to allowance, net of recoveries
     of $386 for the last three months of
     1999                                                                                                 2,084
                                                                                                       --------

Balance, end of year                                                                                   $ 17,085
                                                                                                       ========

     At September 30, 2000 and December 31, 1999, impaired loans totaled $14,153,000 and $12,102,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at September 30, 2000, were $2,400,000 and $2,803,000 at December 31, 1999.

     Interest of $359,000 and $419,000 was recognized on average impaired loans of $12,140,000 and $13,518,000 as of September 30, 2000 and 1999, respectively.
Interest recognized on impaired loans on a cash basis during the first nine months of 2000 and 1999 was immaterial.

NOTE 5:  TIME DEPOSITS

     Time deposits include approximately $291,399,000 and $225,290,000 of certificates of deposit of $100,000 or more at September 30, 2000 and December 31, 1999, respectively.

NOTE 6:  INCOME TAXES

     The provision for income taxes is comprised of the following components:




                                                                   September 30,         September 30,
(In thousands)                                                        2000                   1999
-------------------------------------------------------------------------------------------------------

Income taxes currently payable                                  $          7,232       $          5,838
Deferred income taxes                                                     (1,042)                  (707)
                                                                ----------------       ----------------
Provision for income taxes                                      $          6,190       $          5,131
                                                                ================       ================



     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:


                                                                      September 30,      December 31,
(In thousands)                                                           2000                1999
-------------------------------------------------------------------------------------------------------

Deferred tax assets
   Allowance for loan losses                                    $          7,548       $          5,906
   Valuation of foreclosed assets                                            223                    201
   Deferred compensation payable                                             668                    659
   Deferred loan fee income                                                  420                    564
   Vacation compensation                                                     440                    439
   Mortgage servicing reserve                                                384                    457
   Loan interest                                                              98                    160
   Available-for-sale securities                                           1,327                  2,340
   Other                                                                     119                    144
                                                                ----------------       ----------------
         Total deferred tax assets                                        11,227                 10,870
                                                                ----------------       ----------------

Deferred tax liabilities
   Accumulated depreciation                                               (1,561)                (1,473)
   FHLB stock dividends                                                     (554)                  (432)
   Other                                                                    (332)                  (214)
                                                                ----------------       ----------------
      Total deferred tax liabilities                                      (2,447)                (2,119)
                                                                ----------------       ----------------
Net deferred tax assets included in other
      assets on balance sheets                                  $          8,780       $          8,751
                                                                ================       ================


     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:



                                                                  September 30,          September 30,
(In thousands)                                                        2000                   1999
-------------------------------------------------------------------------------------------------------


Computed at the statutory rate (35%)                            $          7,032       $          6,027

Increase (decrease) resulting from:
   Tax exempt income                                                      (1,530)                (1,485)
   Other differences, net                                                    688                    589
                                                                ----------------       ----------------

Actual tax provision                                            $          6,190       $          5,131
                                                                ================       ================




NOTE 7:  LONG-TERM DEBT

     Long-term debt at September 30, 2000 and December 31, 1999, consisted of the following components,


                                                                  September 30,          December 31,
(In thousands)                                                        2000                   1999
-------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                  $         14,000       $         16,000
9.75% note due 2008, secured by land and building                            873                    917
5.36% to 8.41% FHLB advances due 2000 to 2018,
   secured by residential real estate loans                                9,784                 12,052
Trust preferred securities                                                17,250                 17,250
                                                                ----------------       ----------------

                                                                $         41,907       $         46,219
                                                                ================       ================



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

     Aggregate annual maturities of long-term debt at September 30, 2000 are:



                                                                                            Annual
(In thousands)                                                        Year                Maturities
-------------------------------------------------------------------------------------------------------

                                                                            2000       $            227
                                                                            2001                  2,893
                                                                            2002                  2,925
                                                                            2003                  2,871
                                                                            2004                  2,876
                                                                         Thereafter              30,115
                                                                                       ----------------

                                                                          Total        $         41,907
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

NOTE 9:  UNDIVIDED PROFITS

     The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At September 30, 2000, the bank subsidiaries had approximately $11 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of September 30, 2000, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 13.3% at September 30, 2000.

NOTE 10: STOCK OPTIONS AND RESTRICTED STOCK

     At September 30, 2000, the Company had stock options outstanding of 245,200 shares and stock options exercisable of 178,280 shares. During the first nine months of 2000, there were 17,400 shares issued upon exercise of stock options and 21,000 additional stock options of the Company were granted. Three thousand additional shares of common stock of the Company were granted and issued as bonus shares of restricted stock, during the first nine months of 2000.


NOTE 11: ADDITIONAL CASH FLOW INFORMATION

                                                               Nine Months Ended
                                                                  September 30,
(In thousands)                                              2000                  1999
----------------------------------------------------------------------------------------

Interest paid                                       $       49,749      $        43,484
Income taxes paid                                   $        6,706      $         6,774



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

NOTE 13: COMMITMENTS AND CREDIT RISK

     The eight affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 14.7% and 16.8% of the portfolio, as of September 30, 2000 and December 31, 1999, respectively.

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

     At September 30, 2000, the Company had outstanding commitments to extend credit aggregating approximately $253,318,000 and $179,967,000 for credit card commitments and other loan commitments, respectively. At December 31, 1999, the Company had outstanding commitments to extend credit aggregating approximately $227,358,000 and $105,145,000 for credit card commitments and other loan commitments, respectively.

     Letters  of  credit  are  conditional   commitments   issued  by  the  bank
subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $3,811,000 and $3,035,000 at September 30, 2000 and December 31, 1999, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Operating earnings (net income excluding merger-related expenses) for the quarter ended September 30, 2000, was $4,965,000, or $0.67 per diluted share. This compares with last year's third quarter operating earnings of $4,800,000, or $0.65 per diluted share. The Company's operating return on average assets and operating return on average stockholders' equity for the three-month period ended September 30, 2000 was 1.08% and 11.77%, compared to 1.15% and 12.06%, respectively, for the same period in 1999. In connection with the merger of NBC Bank Corp. ("NBC"), during the third quarter of 1999, after tax merger-related expenses totaled $987,000, or $0.13 per share. After merger-related expenses, Simmons First's third quarter 1999 earnings were $3,813,000 or $0.52 diluted earnings per share

     Operating earnings for the nine-month period ended September 30, 2000, were $13,902,000, or an increase of $430,000 over the September 30, 1999 earnings of $13,472,000. Diluted operating earnings per share increased $0.06 to $1.89 for the nine-month period ended September 30, 2000 from $1.83 in the same period of 1999. Operating return on average assets and operating return on average stockholders' equity for the nine-month period ended September 30, 2000, was 1.05% and 11.25%, compared to 1.08% and 11.51%, respectively, for the same period in 1999. In connection with the mergers of Lincoln Bankshares, Inc. ("LBI") and NBC, during the nine-month period ended September 30, 1999 after tax merger-related expenses totaled $1,382,000, or $0.19 per share. After merger-related expenses, Simmons First's nine-month period ended September 30, 1999 earnings were $12,090,000 or $1.64 diluted earnings per share.

     Diluted cash operating earnings (net income excluding amortization of intangibles and merger-related expenses) for the third quarter of 2000 were $0.75 per share compared with $0.71 for the third quarter of 1999, reflecting a $0.04 increase. Year-to-date diluted cash operating earnings, on a per share basis as of September 30, 2000 were $2.08 compared to $1.99 at September 30, 1999, reflecting a $0.09 increase. Cash operating return on average assets was 1.17% and cash operating return on average stockholders' equity was 12.44% for the nine-month period ended September 30, 2000, compared with 1.20% and 12.71%, respectively, for the same period in 1999.

     Net interest margin (fully taxable equivalent) for the Company's third quarter 2000 and nine-month period ended September 30, 2000 were 4.18% and 4.25%, respectively. These rates compared to 4.46% and 4.40% for the same periods during 1999. These declines resulted from a rising interest-rate environment that has placed downward pressure on the net interest margin of the Company. In spite of the decline in interest margin the Company grew net interest income for the third quarter of 2000. This growth was made possible as a result of the 15.7% increase in the loan portfolio over the same period last year, with the purchase of eight additional locations on July 17, 2000 contributing to this growth. Net interest income for the three-month period ended September 30, 2000, increased $589,000, or 3.6%, when compared to the same period in 1999. While the nine-month ended September 30, 2000, net interest income increased $1,428,000, or 3.0% from the same period in 1999.

     The provision for loan losses for the third quarter of 2000 was $1,892,000, compared to $1,619,000 for the same period of 1999, resulting in a $273,000 or 16.9% increase. For the nine-months ended September 30, 2000 and 1999, the provision was $5,537,000 and $4,962,000, respectively, resulting in a 11.6% increase. The primary reason for the increase in the 2000 provision is the growth in the loan portfolio from September 30, 1999 to September 30, 2000.

     Non-interest income for the third quarter ended September 30, 2000, was $8,127,000, a $671,000, or 9.0% increase over the $7,456,000 reported for the same period in 1999. For the nine-months ended September 30, 2000, non-interest income was $22,600,000, a $1,492,000, or 7.1% increase from the $21,108,000 reported for the same period in 1999. These increases were primarily the result of successful internal growth of the Company, combined with the additional non-interest income, which was the result of purchasing eight additional locations on July 17, 2000.

     During the three-months ended September 30, 2000, non-interest expense (excluding merger-related expenses) increased $602,000, or 3.9%, over the same period in 1999. Year-to-date non-interest expense (excluding merger-related expenses) was $46,505,000 at September 30, 2000, compared to $45,188,000 for the same period ended September 30, 1999, an increase of $1,317,000 or 2.9%. These increases reflect the normal increase in the cost of doing business and the additional non-interest expense, which was the result of purchasing eight additional locations on July 17, 2000.

FINANCIAL CONDITION

     Total assets for the Company at September 30, 2000, were $1.865 billion, an increase of $168 million, or 9.9%, over the same figure at December 31, 1999. Loans at September 30, 2000 totaled $1.269 billion, an increase of $155 million, or 13.9% from the same figure at December 31, 1999. Deposits at September 30, 2000 totaled $1.538 billion, an increase of $128 million, or 9.1% from the same figure at December 31, 1999. Stockholders' equity at the end of the third quarter was $169.5 million, an increase of $10.1 million or 6.3%, from the December 31, 1999 figure.

     Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.63% as of September 30, 2000, compared to 1.53% at December 31, 1999. As of September 30, 2000, non-performing loans equaled 0.97% of total loans, while the allowance for loan losses equaled 168.69% of non-performing loans.

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

     Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each bank subsidiary is also required to monitor these same indicators and report regularly to its own senior management and board of directors. At September 30, 2000, each bank was within established guidelines and total corporate liquidity was strong. At September 30, 2000, cash and due from banks, securities available for sale and held in trading accounts, federal funds sold and securities purchased under agreements for resell, and mortgage loans held for sale were 16.8% of total assets.

ACQUISITIONS

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


STOCK REPURCHASE

     On June 12, 2000, the Company announced a stock repurchase program. This program authorizes the repurchase of up to 200,000 common shares, or approximately 2.7 percent of the outstanding common shares. Under the repurchase program, there is no time limit for the sock repurchases, nor are there a minimum number of shares the Company intends to repurchase. As of September 30, 2000, the Company repurchased 63,627 shares of stock with a weighted average repurchase price of $21.35 per share.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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


Pine Bluff, Arkansas
November 3, 2000

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




                                                   Number
Identity        Date of Sale                      of Shares      Price(1)                 Type of Transaction
-------------------------------------------------------------------------------------------------------------------

1 Officer      September, 2000                       1,800        8.2917                  Incentive Stock Option
1 Officer      September, 2000                         300       15.8333                  Incentive Stock Option


-------------
Notes:

1. The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer.


Item 6. Reports on Form 8-K

     The registrant filed Form 8-K on July 17, 2000. The report contained the text of a press release issued by the registrant concerning the purchase of eight First Financial Banc Corporation banking offices.

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



Date:    November 6, 2000               /s/ J. Thomas May
     --------------------               ---------------------------------------
                                        J. Thomas May,  Chairman,
                                        President and  Chief Executive Officer



Date:    November 6, 2000               /s/ Barry L. Crow
     --------------------               ---------------------------------------
                                        Barry L. Crow, Executive Vice President
                                        and Chief Financial Officer