Form 10-K
period 2000-12-31
SIMMONS FIRST NATIONAL CORP
filed 2001-03-26
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934 For the fiscal year ended: December 31, 2000
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock, par value $1.00 per share, held by non-affiliates on March 15, 2001, was approximately $136,281,123.

The number of shares outstanding of the Registrant's Common Stock as of March 15, 2001 was 7,073,316.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2001.

                                 FORM 10-K INDEX

Part I

Item 1  Business..............................................................1
Item 2  Properties............................................................6
Item 3  Legal Proceedings.....................................................6
Item 4  Submission of Matters to a Vote of Security-Holders...................6


Part II

Item 5  Market for Registrant's Common Equity and Related
        Stockholder Matters...................................................7
Item 6  Selected Consolidated Financial Data..................................8
Item 7  Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................10
Item 8  Consolidated Financial Statements and Supplementary Data.............30
Item 9  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.................................................57


Part III

Item 10 Directors and Executive Officers of the Company......................57
Item 11 Executive Compensation...............................................57
Item 12 Security Ownership of Certain Beneficial Owners and Management.......57
Item 13 Certain Relationships and Related Transactions.......................57

Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K......57
        Signatures...........................................................58

                                     PART I

ITEM 1.  BUSINESS

The Company and the Banks

     Simmons First National Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. The Gramm-Leach-Bliley-Act ("GLB Act") adopted by Congress and signed by the President on November 12, 1999 has substantially increased the financial activities that certain banks, bank holding companies, insurance companies and securities brokerage companies are permitted to undertake. Under the GLB Act, expanded activities in insurance underwriting, insurance sales, securities brokerage and securities underwriting not previously allowed for banks and bank holding companies are now permitted upon satisfaction of certain guidelines concerning management, capitalization and satisfaction of the applicable
Community Reinvestment Act guidelines for the banks. Generally these new activities are permitted for bank holding companies that are well managed, well capitalized and whose banks have at least a satisfactory rating under the Community Reinvestment Act. A bank holding company must apply to become a financial holding company and the Board of Governors of the Federal Reserve System must approve its application.

     The Company's application to become a financial holding company was approved by the Board of Governors on March 13, 2000. The Company is reviewing the new activities permitted under the Act but at this time has no definite plans to commence any of the new activities.

     The  Company  was  the  largest   publicly   traded  bank  holding  company
headquartered in Arkansas with consolidated total assets of $1.9 billion, consolidated loans of $1.3 billion, consolidated deposits of $1.6 billion and total equity capital of $173 million as of December 31, 2000. The Company owns eight community banks in Arkansas. The Company's banking subsidiaries conduct their operations through 63 offices located in 33 communities in Arkansas.

     Simmons First National Bank (the "Bank") is the Company's lead bank. The Bank is a national bank, which has been in operation since 1903. The Bank's primary market area, with the exception of its nationally provided credit card is central and western Arkansas. At December 31, 2000, the Bank had total assets of $945 million, total loans of $642 million and total deposits of $780 million. During late 1999, the bank formed Simmons First Trust Company ("SFTC"), a wholly owned subsidiary of the Bank. On January 1, 2000, all of the Bank's trust and fiduciary business operations were transferred from the Bank's Trust and Investment Management Division to SFTC.

     Simmons First Bank of Jonesboro ("Simmons/Jonesboro") is a state bank, which was acquired in 1984. Simmons/Jonesboro's primary market area is northeast Arkansas. At December 31, 2000, Simmons/Jonesboro had total assets of $168 million, total loans of $139 million and total deposits of $152 million.

     Simmons First Bank of South Arkansas ("Simmons/South") is a state bank, which was acquired in 1984. Simmons/South's primary market area is southeast Arkansas. At December 31, 2000, Simmons/South had total assets of $69 million, total loans of $41 million and total deposits of $63 million.

     Simmons First Bank of Dumas ("Simmons/Dumas") is a state bank, which was acquired in 1995. Simmons/Dumas's primary market area is Dumas, Arkansas. At December 31, 2000, Simmons/Dumas had total assets of $35 million, total loans of $21 million and total deposits of $31 million.

     Simmons First Bank of Northwest Arkansas ("Simmons/Northwest") is a state bank, which was acquired in 1995. Simmons/Northwest's primary market area is northwest Arkansas. At December 31, 2000, Simmons/Northwest had total assets of $208 million, total loans of $146 million and total deposits of $186 million.

     Simmons First Bank of Russellville ("Simmons/Russellville") is a state bank, which was acquired in 1997. Simmons/Russellville's primary market area is Russellville, Arkansas. At December 31, 2000, Simmons/Russellville had total assets of $225 million, total loans of $138 million and total deposits of $174 million.

     Simmons First Bank of Searcy ("Simmons/Searcy") is a state bank, which was acquired in 1997. Simmons/Searcy's primary market area is Searcy, Arkansas. At December 31, 2000, Simmons/Searcy had total assets of $127 million, total loans of $87 million and total deposits of $110 million.

     Simmons First Bank of El Dorado, N.A. ("Simmons/El Dorado") is a national bank, which was acquired in 1999. Simmons/El Dorado's primary market area is south central Arkansas. At December 31, 2000, Simmons/El Dorado had total assets of $165 million, total loans of $80 million and total deposits of $140 million.

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

Loan Risk Assessment

     As a part of the ongoing risk assessment, the Bank has a Loan Loss Reserve Committee that meets monthly to review the adequacy of the allowance for loan losses. The Committee reviews the status of past due, non-performing and other impaired loans on a loan-by-loan basis, including historical loan loss information. However, for credit card and other consumer loans consideration is given to more recent loss experience and current economic conditions. The allowance for loan losses is determined based upon the aforementioned factors and allocated to the individual loan categories. Also, an unallocated reserve is established to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. The Committee reviews their analysis with management and the Bank's Board of Directors on a monthly basis.

     The Company has an independent loan review department. For the Bank, this department reviews the allowance for loan loss on a monthly basis, performs an independent loan analysis and prepares a detailed report on their analysis of the adequacy of the allowance for loan losses on a quarterly basis. This quarterly report is presented to the Company's Audit and Security Committee.

     The Board of Directors of the other subsidiary banks review the adequacy of their allowance for loan losses on a monthly basis giving consideration to past due loans, non-performing loans, other impaired loans and current economic conditions. Quarterly, the other subsidiary banks supply loan information to the Company's loan review department for their review. The loan review department prepares a detailed report of their analysis of the allowance for loan losses for each bank. This report is presented to the Company's Audit and Security Committee on a quarterly basis. On an annual basis, the loan review department performs an on-site detailed review of the loan files to verify the accuracy of information being supplied on a quarterly basis. The larger subsidiary banks receive this review on a semi-annual basis.

Growth Strategy

     The Company's growth strategy is to expand in its primary market areas by capitalizing on opportunities presented within the State of Arkansas and, as opportunities arise, expand through further banking acquisitions. Presently, the most significant opportunities for growth will come internally. The company is planning to invest in technology and in branch infrastructure and, although these investments can be dilutive to earnings in the short-term, the Company believes they will reward shareholders in the intermediate and long-term. For example, the Company is planning to add two major branch locations in the Little Rock metropolitan area during 2001 and is anticipating these new branches will be break-even in approximately 24 months.

     The Company is projecting continued growth of the loan portfolio for 2001, particularly in the lead bank niche products and the primary growth markets of Jonesboro, Northwest Arkansas, Fort Smith and Little Rock. However, the Company recognizes that there is a shrinking deposit pool, which will be a challenge going forward. The Company expects the competition for deposits in 2001 to continue to be strong and plans for 2001 include identifying new sources of funding. Thus, the Company expects to use a variety of funding sources to sustain the growing asset base.

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

Employees

     As of December 31, 2000, the Company and its subsidiaries had 927 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.


Executive Officers of the Company

     The following is a list of all executive officers of the Company. The Board of Directors elects executive officers annually.



NAME                       AGE      POSITION                                            YEARS SERVED
----------------------------------------------------------------------------------------------------
J. Thomas May              54       Chairman, President and Chief Executive Officer     14

Barry L. Crow              58       Executive Vice President and                        29
                                    Chief Financial Officer

John L. Rush               66       Secretary                                           33



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

     The federal law generally prohibits a bank holding company from directly or indirectly engaging in non-banking activities. This prohibition does not include loan servicing, liquidating activities or other activities so closely related to banking as to be a proper incident thereto. Those bank holding companies, including the Company, which have elected to qualify as financial holding companies are also authorized to engage in financial activities. Financial activities include any activity that is financial in nature or any activity that is incidental or complimentary to a financial activity.

     As a bank holding company, the Company is required to file with the FRB an annual report and such additional information as may be required by law. From time to time, the FRB examines the financial condition of the Company and its subsidiaries. The FRB, through civil and criminal sanctions, is authorized to exercise enforcement powers over bank holding companies (including financial holding companies) and non-banking subsidiaries, to limit activities that represent unsafe or unsound practices or constitute violations of law.

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

     The subsidiary banks, with numerous exceptions, are subject to the application of the laws of the State of Arkansas, including the limitation of the maximum permissible interest rate on loans. The Arkansas limitation for general loans is 5% over the Federal Reserve Discount Rate, with an additional maximum limitation of 17% per annum for consumer loans and credit sales. Certain loans secured by first liens on residential real estate and certain loans controlled by federal law (e.g., guaranteed student loans, SBA loans, etc.) are exempt from this limitation; however, a very substantial portion of the loans made by the subsidiary banks, including all credit card loans, have historically been subject to this limitation. One of the provisions of the GLB Act authorizes insured banks with their principal office in the State of Arkansas to charge interest at not more than the rate that any interstate bank with branches in the State of Arkansas is permitted to charge. This provision may partially remove the competitive disadvantage concerning the low interest rate ceiling that Arkansas based banks have incurred over the recent years. Management is currently studying the new law and the pending judicial action concerning the new law. The Company has not yet implemented the increased interest rate ceilings into its ordinary lending activities.

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

     Under the risk-based capital guidelines, balance sheet assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four-risk weight categories (0%, 20%, 50%, or 100%), according to the nature of the asset, its collateral or the identity of the obligor or guarantor. The aggregate amount in each risk category is adjusted by the risk weight assigned to that category, to determine weighted values, which are then added to determine the total risk-weighted assets for the banking organization. For example, an asset, such as a commercial loan, assigned to a 100% risk category, is included in risk-weighted assets at its nominal face value, but a loan secured by a one-to-four family residence is included at only 50% of its nominal face value. The applicable ratios reflect capital, as so determined, divided by risk-weighted assets, as so determined.

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

     FDICIA substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and other federal banking statutes, requiring federal banking agencies to establish capital measures and classifications. Pursuant to the regulations issued under FDICIA, a depository institution will be deemed to be well capitalized if it significantly exceeds the minimum level required for each relevant capital measure; adequately capitalized if it meets each such measure; undercapitalized if it fails to meet any such measure; significantly undercapitalized if it is significantly below any such measure; and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. The federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements, in order to minimize losses to the FDIC. The FDIC and OCC advised the Company that the subsidiary banks had been classified as well capitalized under these regulations.

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

     The Company and its subsidiaries own or lease additional offices throughout the State of Arkansas. As of December 31, 2000, the company's eight banks are conducting financial operations from 63 offices in 33 communities throughout Arkansas.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock trades on The Nasdaq Stock Market(R) under the symbol "SFNCA". The following table sets forth, for all the periods indicated, cash dividends paid, and the high and low closing bid prices for the Company's common stock.


                                                                                          Quarterly
                                                       Price Per                          Dividends
                                                     Common Share                        Per Common
                                                  High           Low                      Share(1)
----------------------------------------------------------------------------------------------------
2000

1st quarter                                     $ 27.50       $ 21.00                     $  0.19
2nd quarter                                       25.00         18.13                        0.20
3rd quarter                                       22.50         20.06                        0.20
4th quarter                                       22.75         19.00                        0.21


1999

1st quarter                                     $ 40.50       $ 31.80                     $  0.17
2nd quarter                                       38.50         31.38                        0.18
3rd quarter                                       34.00         29.00                        0.18
4th quarter                                       30.50         23.00                        0.19



(1) Dividends per common share are historical amounts.



     At December 31, 2000, the Common Stock was held of record by approximately 1,450 stockholders. On March 15, 2001, the last sale price for the Common Stock as reported by The Nasdaq Stock Market(R) was $23.1875 per share.

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

     The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank and Simmons/El Dorado in any year, in excess of the sum of net income of such bank for that year and retained earnings for the preceding two years, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Dumas, Simmons/Northwest, Simmons/South, Simmons/Russellville and Simmons/Searcy regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2000, approximately $12.8 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition-Liquidity and Market Risk Management," and Note 18 of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

     The following transactions are sales of unregistered shares of Class A Common Stock of the registrant, which were issued to executive and senior management officers upon the exercise of rights granted under either the Simmons First National Corporation Incentive and Non-qualified Stock Option Plan or the Simmons First National Corporation Executive Stock Incentive Plan. No underwriters were involved and no underwriter's discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. Unless noted otherwise, the registrant received cash as the consideration for the transaction.


                                                    Number
Identity          Date of Sale                     of Shares     Price(1)                  Type of Transaction
----------------------------------------------------------------------------------------------------------------------------------
1 Officer       November, 2000                       1,500        12.333                  Incentive Stock Option
1 Officer       November, 2000                         300        15.583                  Incentive Stock Option
1 Officer       December, 2000                         300        15.833                  Incentive Stock Option
7 Officers      December, 2000                       3,300        20.500                  Incentive Stock Option
--------

Notes:

1. The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date incentive stock option was granted to the officer. The price paid has been adjusted to reflect the effect of the 50% stock dividend paid on December 6, 1996.


Forward Looking Statements

     Statements in this 10-K that are not historical facts should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are the Company's current estimates or expectations of future events or future results. As such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include variations in management projections or market forecasts and the actions that management could take in response to these changes.

     The  Company  or its  executive  officers  and  directors  on behalf of the
Company, may from time to time make forward-looking statements. When used in this report, any press release or oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plan", "goal", and words of like import are intended to identify forward-looking statements in addition to statements specifically identified as forward-looking statements. These statements, projections or future plans, could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including future changes in interest rates, general credit quality, economic activity, consumer behavior, government monetary policy, legislation and regulation, competition, credit, market and operating risk, and loan demand. In addition, the Company's future results of operations, discussions of future plans and other forward-looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-K involve a number of risks and uncertainties, including risks relating to the uncertainties created by the enactment of the Gramm-Leach-Bliley Financial Modernization Act of 1999. As a result of variations in such factors, actual results may differ materially from any forward-looking statements.

     Forward-looking statements speak only as of the date they are made. The Company will not update forward-looking statements to reflect factual assumptions, circumstances or events which have changed after a forward-looking statement was made.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this Annual Report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 were derived from consolidated financial statements of the Company, which were audited by Baird, Kurtz & Dobson. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

---------------------------------------------------------------------------------------------------------------------
                                          SELECTED CONSOLIDATED FINANCIAL DATA


                                                                      Years Ended December 31 (1)
                                                 --------------------------------------------------------------------
(In thousands,
except per share data)                               2000          1999         1998         1997         1996
---------------------------------------------------------------------------------------------------------------------
Income statement data:
   Net interest income                             $   67,061    $   64,731    $   60,466    $   51,836    $   44,180
   Provision for loan losses                            7,531         6,551         8,309         5,215         2,564
   Net interest income after provision
     for loan losses                                   59,530        58,180        52,157        46,621        41,616
   Non-interest income                                 30,355        28,277        33,635        30,201        27,679
   Non-interest expense                                62,556        61,929        62,639        55,261        50,286
   Provision for income taxes                           8,460         7,360         6,666         6,591         5,671
   Net income                                          18,869        17,168        16,487        14,970        13,338

Per share data:
   Basic earnings                                        2.59          2.35          2.28          2.08          1.85
   Diluted earnings                                      2.58          2.33          2.24          2.05          1.83
   Diluted cash operating earnings (2)                   2.83          2.74          2.52          2.15          1.87
   Book value                                           24.14         21.78         20.77         19.13         17.63
   Dividends                                             0.80          0.72          0.64          0.56          0.48

Balance sheet data at period end:
   Assets                                           1,912,493     1,697,430     1,687,010     1,625,492     1,165,556
   Loans                                            1,294,710     1,113,635     1,034,462       965,865       669,575
   Allowance for loan losses                           21,157        17,085        16,812        15,215        10,506
   Deposits                                         1,605,586     1,410,633     1,381,003     1,363,344       984,914
   Long-term debt                                      41,681        46,219        49,899        53,558         1,067
   Stockholders' equity                               173,343       159,371       150,384       138,128       126,907

Capital ratios at period end:
   Stockholders' equity to
     total assets                                       9.06%         9.39%         8.91%         8.50%        10.89%
   Leverage (3)                                         8.41%         9.10%         8.39%         7.77%        10.95%
   Tier 1                                              11.97%        13.67%        12.81%        12.19%        17.84%
   Total risk-based                                    13.26%        14.96%        14.06%        13.49%        19.11%

Selected ratios:
   Return on average assets                             1.05%         1.02%         1.00%         1.10%         1.18%
   Return on average equity                            11.33%        10.92%        11.31%        11.21%        10.78%
   Net interest margin (4)                              4.24%         4.41%         4.17%         4.35%         4.50%
   Cash operating efficiency ratio (5)                 59.55%        60.05%        64.12%        64.20%        67.64%
   Allowance/nonperforming loans                      192.97%       167.37%       167.30%       155.03%       167.05%
   Allowance for loan losses as a
     percentage of period-end loans                     1.63%         1.53%         1.63%         1.58%         1.57%
   Nonperforming loans as a percentage
     of period-end loans                                0.85%         0.92%         0.97%         1.02%         0.98%
   Net charge-offs as a percentage
     of average total assets                            0.34%         0.37%         0.41%         0.33%         0.21%
   Dividend payout                                     30.85%        31.26%        29.83%        29.16%        24.85%
---------------------------------------------------------------------------------------------------------------------

(1) The selected  consolidated  financial data set forth above should be read in
conjunction   with  the   financial   statements  of  the  Company  and  related
Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report.
(2) Cash operating earnings are net income excluding amortization of intangible assets and merger-related expenses.
(3) Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investments.
(4) Fully taxable equivalent (assuming an effective income tax rate of 37.50% for 2000 through 1999 and 36.25% for 1998 through 1996).
(5) Cash operating efficiency ratio is non-interest expense excluding amortization of intangible assets and merger-related expenses divided by the total of fully taxable equivalent net interest income and non-interest income excluding the gain on sale of mortgage servicing.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview
--------------------------------------------------------------------------------

     Simmons First National Corporation achieved operating earnings (net income excluding merger-related expenses) of $18,869,000, or $2.58 diluted operating earnings per share for the twelve-month period ended December 31, 2000. These earnings reflect an increase of $319,000, or $0.06 per share over the December 31, 1999 operating earnings of $18,550,000, or $2.52 diluted operating earnings per share. Net income for the same period increased $1,701,000, or $0.25 diluted earnings per share, of which $1,382,000, or $0.19 per share, was attributable to after tax merger-related expenses incurred in 1999. The operating earnings for 2000 were predominantly influenced by solid growth in the loan portfolio and deposits. However, this growth was offset from a 17 basis point decline in the net interest margin from 1999 to 2000.

     Because of the Company's previous cash acquisitions, cash operating earnings (net income excluding amortization of intangible assets and merger-related expenses) are an integral component of earnings. Diluted cash operating earnings, on a per share basis, were $2.83 in 2000 compared to $2.74 in 1999. Cash operating return on average assets was 1.18% and cash operating return on average stockholders' equity was 12.56% for 2000, compared with 1.23% and 12.98%, respectively, for 1999.

     Total assets for the Company at December 31, 2000, were $1.912 billion, an increase of $215 million, or 12.7%, over the same figure at December 31, 1999. During the third quarter of 2000, the Company completed the acquisition of eight branches. This acquisition increased consolidated total assets by $72 million. Stockholders' equity at the end of the fourth quarter of 2000 was $173.3 million, a $14.0 million, or 8.8%, increase from December 31, 1999.

     Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.63% and 1.53% as of December 31, 2000 and 1999, respectively. As of December 31, 2000, non-performing loans equaled 0.85% of total loans compared to 0.92% as of year-end 1999. At year-end 2000, the allowance for loan losses equaled 193% of non-performing loans compared to 167% at year-end 1999.

     Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company, with community banks in Pine Bluff, Jonesboro, Lake Village, Dumas, Rogers, Russellville, Searcy and El Dorado, Arkansas. The Company's eight banks conduct financial operations from 63 offices in 33 communities throughout Arkansas.

Acquisitions
--------------------------------------------------------------------------------

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

     On July 9, 1999, the Company and NBC Bank Corp. ("NBC") merged in a pooling-of-interests transaction. Stockholders of NBC received 784,887 shares of Simmons First National Corporation stock in exchange for NBC shares in the transaction. NBC owned National Bank of Commerce, El Dorado, Arkansas with assets, as of July 9, 1999, of $155 million. The Company changed the name of National Bank of Commerce to Simmons First Bank of El Dorado, N.A. The Company continues to operate Simmons First Bank of El Dorado, N.A. as a separate community bank with the same board of directors and management.

     On July 17, 2000, the Company expanded its coverage of Central and Northwest Arkansas with a $7.6 million cash purchase of two Conway and six
Northwest Arkansas locations from First Financial Banc Corporation. Simmons First National Bank acquired the two offices in Conway and Simmons First Bank of Northwest Arkansas acquired the six offices in Northwest Arkansas. As of July 14, 2000, the eight locations combined had total loans of $71.8 million, total deposits of $71.0 million and net assets of $8.5 million.

Stock Repurchase
--------------------------------------------------------------------------------

     On June 12, 2000, the Company announced a stock repurchase program. This program authorizes the repurchase of up to 200,000 common shares, or approximately 2.7 percent of the outstanding common shares as of June 12, 2000. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. As of December 31, 2000, the Company had repurchased 156,827 shares of stock with a weighted average repurchase price of $20.58 per share.

     On January 23, 2001, the Company announced the expansion of the previously mentioned stock repurchase program. This expansion authorizes the repurchase of an additional 200,000 common shares, or approximately 2.8 percent of the outstanding common shares as of January 23, 2001. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

Sale of Mortgage Servicing
-------------------------------------------------------------------------------

    On June 30, 1998, the Company sold its residential mortgage-servicing portfolio resulting in a $3.3 million gain. The portfolio consisted of approximately $1.2 billion in residential mortgage loans. The portfolio sale did not and will not have a material impact on current or future earnings of the Company.


Net Interest Income
--------------------------------------------------------------------------------

     Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50%, 37.50% and 36.25% for 2000, 1999 and 1998, respectively).

     For the year ended December 31, 2000, net interest income on a fully taxable equivalent basis was $70.0 million, an increase of approximately $2.3 million, or 3.4%, from 1999 net interest income. The increase in 2000 in net interest income was the result of a $15.2 million increase in interest income and a $12.9 million increase in interest expense. Interest income increased from 1999 to 2000 as a result of a higher yield earned on earning assets and from growth in the loan portfolio and an improvement in fees on loans. The increase in interest expense from 1999 to 2000 was the result of a higher cost of funds and from deposit growth. Yield on earning assets and cost of funds were higher in 2000 as the result of higher average interest rates during 2000. As a result of these factors, the net interest margin was 4.24% in 2000, compared to 4.41% in 1999. Presently, the company is not expecting net interest margin to return to the levels reported for 1999.

     For the year ended December 31, 1999, net interest income on a fully taxable equivalent basis was $67.7 million, an increase of approximately $4.8 million, or 7.6%, from comparable figures in 1998. The increase in 1999 in net interest income was the result of stable interest income and declining interest expense. Interest income remained stable from 1998 to 1999 as a result of a lower yield earned on earning assets offset by growth in the loan portfolio and an improvement in fees on loans. The decline in interest expense from 1998 to 1999 was the result of a lower cost of funds. Yield on earning assets and cost of funds was lower in 1999 as the result of lower average interest rates during 1999. The net interest margin was 4.41% in 1999, compared to 4.17% in 1998.

     Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2000, 1999 and 1998, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2000 versus 1999 and 1999 versus 1998.

Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)



                                                                              Years Ended December 31
                                                                 --------------------------------------------------
(In thousands)                                                        2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Interest income                                                   $  136,754        $  121,490       $  122,040
FTE adjustment                                                         2,909             2,944            2,409
                                                                   ---------         ---------        ---------
Interest income - FTE                                                139,663           124,434          124,449
Interest expense                                                      69,693            56,759           61,574
                                                                   ---------         ---------        ---------

Net interest income - FTE                                         $   69,970        $   67,675       $   62,875
                                                                   =========         =========        =========

Yield on earning assets - FTE                                          8.47%             8.10%            8.26%

Cost of interest bearing liabilities                                   4.90%             4.29%            4.71%

Net interest spread - FTE                                              3.57%             3.81%            3.55%

Net interest margin - FTE                                              4.24%             4.41%            4.17%



Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin



(In thousands)                                                                      2000 vs. 1999    1999 vs.1998
---------------------------------------------------------------------------------------------------------------------

Increase due to change in earning assets                                             $  11,451         $   4,188
Increase (decrease) due to change in earning asset yields                                3,778            (4,203)
(Decrease) increase due to change in interest rates paid on
   interest bearing liabilities                                                         (7,658)            4,921
Decrease due to change in interest bearing liabilities                                  (5,276)             (106)
                                                                                      --------          --------
Increase in net interest income                                                      $   2,295         $   4,800
                                                                                      ========          ========




     Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2000. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis


                                                                            Years Ended December 31
                                              -------------------------------------------------------------------------------------
                                                          2000                        1999                        1998
                                              ---------------------------  -------------------------  -----------------------------
                                               Average    Income/  Yield/    Average   Income/ Yield/    Average  Income/  Yield/
(In thousands)                                 Balance    Expense  Rate(%)   Balance   Expense Rate(%)   Balance  Expense  Rate(%)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Earning Assets
Interest bearing balances
   due from banks                           $   14,495  $    890   6.14 $   11,071  $    535   4.83 $    9,262 $    517    5.58
Federal funds sold                              22,170     1,530   6.90     39,815     1,759   4.42     75,840    3,850    5.08
Investment securities - taxable                291,076    18,164   6.24    305,773    18,287   5.98    314,154   19,548    6.22
Investment securities - non-taxable            113,047     8,062   7.13    114,762     8,428   7.34    101,862    7,500    7.36
Mortgage loans held for sale                     7,285       542   7.44      9,969       712   7.14      8,135      581    7.14
Assets held in trading accounts                  1,373        95   6.92      1,309        72   5.50      1,996       97    4.86
Loans                                        1,199,288   110,380   9.20  1,052,619    94,641   8.99    995,316   92,356    9.28
                                             ---------   -------         ----------  -------         ---------  -------
   Total interest earning assets             1,648,734   139,663   8.47  1,535,318   124,434   8.10  1,506,565  124,449    8.26
                                                         -------                     -------                    -------
Non-earning assets                             145,280                     140,310                     145,235
                                             ---------                   ---------                   ---------
   Total assets                             $1,794,014                  $1,675,628                  $1,651,800
                                             =========                   =========                   =========


LIABILITIES AND
STOCKHOLDERS' EQUITY

Liabilities
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts                   $  444,879  $ 12,816   2.88 $  448,327  $ 12,125   2.70 $  421,042 $ 12,213    2.90
   Time deposits                               860,269    49,055   5.70    755,238    37,752   5.00    765,308   42,029    5.49
                                             ---------   -------         ---------   -------         ---------  -------
     Total interest bearing deposits         1,305,148    61,871   4.74  1,203,565    49,877   4.14  1,186,350   54,242    4.57
Federal funds purchased and securities
   sold under agreement to repurchase           64,304     3,833   5.96     67,359     2,913   4.32     64,270    3,009    4.68
Other borrowed funds
   Short-term debt                               9,371       516   5.51      3,418       165   4.83      3,740      226    6.04
   Long-term debt                               43,255     3,473   8.03     48,694     3,804   7.81     51,685    4,097    7.93
                                             ---------   -------         ---------   -------         ---------  -------
     Total interest bearing liabilities      1,422,078    69,693   4.90  1,323,036    56,759   4.29  1,306,045   61,574    4.71
                                                         -------                     -------                    -------

Non-interest bearing liabilities
   Non-interest bearing deposits               188,220                     178,103                     180,519
Other liabilities                               17,199                      17,285                      19,421
                                             ---------                   ---------                   ---------
   Total liabilities                         1,627,497                   1,518,424                   1,505,985
Stockholders' equity                           166,517                     157,204                     145,815
                                             ---------                    --------                   ---------
   Total liabilities and
     stockholders' equity                   $1,794,014                  $1,675,628                  $1,651,800
                                             =========                   =========                   =========
Net interest spread                                                3.57                        3.81                        3.55
Net interest margin                                     $ 69,970   4.24             $ 67,675   4.41            $ 62,875    4.17
                                                         =======                     =======                    =======


     Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 2000 and 1999 as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis



                                                            Years Ended December 31
                                        -------------------------------------------------------------------
                                                    2000 over 1999              1999 over 1998
                                        --------------------------------  ---------------------------------
(In thousands, on a fully                              Yield/                          Yield/
 taxable equivalent basis)                  Volume      Rate       Total     Volume     Rate       Total
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in

Interest income
   Interest bearing balances
      due from banks                       $    189   $    166   $    355   $     93   $    (75)  $     18
   Federal funds sold                          (973)       744       (229)    (1,643)      (448)    (2,091)
   Investment securities - taxable             (899)       776       (123)      (513)      (748)    (1,261)
   Investment securities - non-taxable         (125)      (241)      (366)       947        (19)       928
   Mortgage loans held for sale                (199)        29       (170)       131         --        131
   Assets held in trading accounts                4         19         23        (37)        12        (25)
   Loans                                     13,454      2,285     15,739      5,210     (2,925)     2,285
                                           --------    -------    -------    -------    -------    -------

   Total                                     11,451      3,778     15,229      4,188     (4,203)       (15)
                                           --------    -------    -------    -------    -------    -------

Interest expense
   Interest bearing transaction and
     savings accounts                           (94)       785        691        766       (854)       (88)
   Time deposits                              5,617      5,686     11,303       (547)    (3,730)    (4,277)
   Federal funds purchased
     and securities sold under
     agreements to repurchase                  (137)     1,057        920        141       (237)       (96)
   Other borrowed funds
     Short-term debt                            325         26        351        (19)       (42)       (61)
     Long-term debt                            (435)       104       (331)      (235)       (58)      (293)
                                            -------    -------    -------    -------    -------    -------

   Total                                      5,276      7,658     12,934        106     (4,921)    (4,815)
                                            -------    -------    -------    -------    -------    -------
Increase (decrease) in
 net interest income                       $  6,175   $ (3,880)  $  2,295   $  4,082   $    718   $  4,800
                                            =======    =======    =======    =======    =======    =======



Provision for Loan Losses
--------------------------------------------------------------------------------

    The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for 2000, 1999 and 1998 was $7.5, $6.6 and $8.3 million, respectively. The primary reason for the increase in the 2000 provision is the growth in the loan portfolio from 1999 to 2000. The decrease from 1998 to 1999 was attributable to an increased provision during 1998. Factors increasing the 1998 provision included growth in loans, increased indirect lending, unfavorable weather and market conditions in the agriculture industry and an increased level of consumer bankruptcies. The provision for loan losses as a percentage of average loans for 2000, 1999 and 1998 was 0.63%, 0.62% and 0.83%, respectively.

Non-Interest Income
--------------------------------------------------------------------------------

     Total non-interest income was $30.4 million in 2000, compared to $28.3 million in 1999 and $33.6 million in 1998. Non-interest income for 2000 is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

     During the second quarter of 1998 the Company sold its $1.2 billion residential mortgage-servicing portfolio. The sale of the mortgage-servicing portfolio resulted in a $3.3 million gain on sale and the elimination of mortgage servicing fees.

     Table 5 shows non-interest income for the years ended December 31, 2000, 1999 and 1998, respectively, as well as changes in 2000 from 1999 and in 1999 from 1998.

Table 5:  Non-Interest Income



                                         Years Ended December 31             2000                1999
                                         -----------------------         Change from         Change from
(In thousands)                          2000       1999      1998            1999                1998
-----------------------------------------------------------------------------------------------------------
Trust income                        $  5,282  $   4,666  $  4,037    $   616    13.20%   $    629    15.58%
Service charges on deposit accounts    7,998      7,007     6,820        991    14.14         187     2.74
Other service charges and fees         1,804      1,759     1,626         45     2.56         133     8.18
Income on sale of mortgage loans,
   net of commissions                  1,727      2,021     2,247       (294)  -14.55        (226)  -10.06
Income on investment banking,
   net of commissions                    259        266     1,044         (7)   -2.63        (778)  -74.52
Credit card fees                      10,522     10,214     9,484        308     3.02         730     7.70
Mortgage servicing fees                   --         --     3,030         --       --      (3,030) -100.00
Other income                           2,763      2,344     2,074        419    17.88         270    13.02
Gain on sale of mortgage servicing        --         --     3,273         --       --      (3,273) -100.00
                                     -------   --------   -------     ------              -------
       Total non-interest income    $ 30,355  $  28,277  $ 33,635    $ 2,078     7.35%   $ (5,358)  -15.93%
                                     =======   ========   =======     ======              =======

     Recurring fee income for 2000 was $25.6 million, an increase of $2.0 million, or 8.3%, when compared with 1999 figures. Recurring fee income for 1999 was $23.6 million, an increase of $1.6 million, or 7.6%, when compared with 1998 figures. In 2000, trust fees increased $616,000, service charges on deposit accounts increased $991,000 and credit card fees increased $308,000 from the 1999 level. In 1999, trust fees increased $629,000 from the 1998 level, while credit card fees increased $730,000. The increase in trust fees for 2000 is primarily the result of growth in the number of trust relationships and an improved fee structure. The increase in trust fees for 1999 is primarily the result of growth in the number of trust relationships. The increase in credit card fees for 2000 and 1999 is the result of growth in the credit card portfolio. The increase in service charges on deposit accounts for 2000 is the result of internal deposit growth, an improved fee structure and the acquisition completed during July 2000.

Non-Interest Expense
-------------------------------------------------------------------------------

     Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses, merger-related costs, gain or loss on sold or called securities and other expenses necessary for the operation of the Company. Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures that have been installed. The Company utilizes an extensive profit planning and reporting system involving all affiliates. Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets. These profit plans are subject to extensive initial reviews and monitored by management on a monthly basis. Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met. Management also regularly monitors staffing levels at each affiliate, to ensure productivity and overhead are in line with existing workload requirements.

     Non-interest expense for 2000 was $62.6 million, an increase of $2.5 million (excluding merger-related expenses) or 4.1%, from 1999. The increase in non-interest expense in 2000, compared to 1999 reflects the acquisition completed during July 2000 and the normal increased cost of doing business. Non-interest expense (excluding merger-related expenses) for 1999 was $60.1 million, a decrease of $2.1 million, or 3.4%, from 1998. The decrease in non-interest expense in 1999, compared to 1998 primarily reflects the sale of Company's $1.2 billion residential mortgage-servicing portfolio and no additional Year 2000 expenses for 1999. However, the normal increased cost of doing business offset part of these expense reductions.

     Table 6 below shows non-interest expense for the years ended December 31, 2000, 1999 and 1998, respectively, as well as changes to 2000 from 1999 and 1999 from 1998, respectively.

Table 6:  Non-Interest Expense



                                         Years Ended December 31           2000                 1999
                                         -----------------------       Change from         Change from
(In thousands)                          2000       1999      1998          1999                 1998
----------------------------------------------------------------------------------------------------------
Salaries and employee benefits      $ 33,544  $  32,395  $ 31,833    $1,149      3.55% $   562      1.77%
Occupancy expense, net                 3,873      3,578     3,858       295      8.24     (280)    -7.26
Furniture and equipment expense        5,246      5,003     4,448       243      4.86      555     12.48
Loss on foreclosed assets                254        364       738      (110)   -30.22     (374)   -50.68
Merger-related                            --      1,843       466    (1,843)  -100.00    1,377    295.49
Loss on sale of securities, net           --         --       165        --        --     (165)  -100.00
Other operating expenses
   Professional services               1,532      1,444     1,920        88      6.09     (476)   -24.79
   Postage                             2,057      1,895     1,836       162      8.55       59      3.21
   Telephone                           1,417      1,419     1,279        (2)    -0.14      140     10.95
   Credit card expenses                1,704      1,624     1,495        80      4.93      129      8.63
   Operating supplies                  1,501      1,524     1,517       (23)     1.51        7      0.46
   FDIC insurance                        299        232       248        67     28.88      (16)    -6.45
   Year 2000                              --         --       500        --        --     (500)  -100.00
   Amortization of MSR's                  --         --     1,223        --        --   (1,223)  -100.00
   Amortization of intangibles         2,811      2,469     2,385       342     13.85       84      3.52
   Other expense                       8,318      8,139     8,728       179      2.20     (589)    -6.75
                                     -------   --------   -------     -----             ------
       Total non-interest expense   $ 62,556  $  61,929  $ 62,639    $  627      1.01% $  (710)    -1.13%
                                     =======   ========   =======     =====             ======



Income Taxes
-------------------------------------------------------------------------------

     The provision for income taxes for 2000 was $8.5 million, compared to $7.4 million in 1999 and $6.7 million in 1998. The effective income tax rates for the years ended 2000, 1999 and 1998 were 31.0%, 30.0% and 28.8%, respectively.

Earnings/Ratios Excluding Intangibles and Merger-Related Expenses
-------------------------------------------------------------------------------

     Table 7 reconciles reported earnings to net income excluding intangible amortization and merger-related expenses (cash operating) for the years ended December 31, 2000 and 1999. Table 8 presents the calculation of the cash operating return on assets and cash operating return on equity for the years ended December 31, 2000 and 1999. The Company specifically formulated these calculations and the results may not be comparable to similarly titled measures reported by other companies. Also, cash operating earnings are not entirely available for use by management. See the Consolidated Statements of Cash Flows and Notes to the Financial Statements for other information regarding funds available for use by management.

Table 7: Earnings Excluding Intangibles and Merger-Related Expenses



                                             Reported      Intangible      Merger-Related    "Cash Operating"
(In thousands)                               Earnings     Amortization        Expenses           Earnings
-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000
----------------------------
Income before income taxes                  $  27,329       $   2,811        $      --          $  30,140
     Provision for income taxes                 8,460             939               --              9,399
                                             --------        --------         --------           --------
Net Income                                  $  18,869       $   1,872        $      --          $  20,741
                                             ========        ========         ========           ========

Basic earnings per common share             $    2.59       $    0.25        $      --          $    2.84
                                             ========        ========         ========           ========

Diluted earnings per common share           $    2.58       $    0.25        $      --          $    2.83
                                             ========        ========         ========           ========

Year Ended December 31, 1999
----------------------------
Income before income taxes                  $  24,528       $   2,469        $   1,843          $  28,840
     Provision for income taxes                 7,360             813              461              8,634
                                             --------        --------         --------           --------
Net Income                                  $  17,168       $   1,656        $   1,382          $  20,206
                                             ========        ========         ========           ========

Basic earnings per common share             $    2.35       $    0.23        $    0.19          $    2.77
                                             ========        ========         ========           ========

Diluted earnings per common share           $    2.33       $    0.22        $    0.19          $    2.74
                                             ========        ========         ========           ========



Table 8: Ratios Excluding Intangibles and Merger-Related Expenses


                                                                       Years Ended December 31,
                                                                       ------------------------
(In thousands)                                                       2000                    1999
----------------------------------------------------------------------------------------------------------
Cash Operating ROA:  A/(B-D)                                          1.18%                   1.23%
Cash Operating ROE:  A/(C-E)                                         12.56%                  12.98%

     Cash operating earnings                                  $      20,741           $      20,206  (A)
     Average total assets                                         1,794,014               1,675,628  (B)
     Average stockholders' equity                                   166,517                 157,204  (C)
     Average total intangible assets                                 30,813                  28,449  (D)
     Average intangible assets remaining in
           stockholders' equity                                       1,391                   1,503  (E)


Loan Portfolio
-------------------------------------------------------------------------------

     The Company's loan portfolio averaged $1.199 billion during 2000 and $1.053 billion during 1999. As of December 31, 2000, total loans were $1.295 billion, compared to $1.114 billion on December 31, 1999. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

     The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an adequate allowance for loan losses and regularly reviewing loans through the internal loan review process. The loan portfolio is diversified by borrower, purpose and industry and, in the case of credit card loans, which are unsecured, by geographic region. The Company seeks to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default. The Company uses the allowance for loan losses as a method to value the loan portfolio at its estimated collectible amount. Loans are regularly reviewed to facilitate the identification and monitoring of deteriorating credits.

     Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $457.3 million at December 31, 2000, or 35.3% of total loans, compared to $435.4 million, or 39.1% of total loans at December 31, 1999. The consumer loan increase from 1999 to 2000 is the result of the Company's higher credit card volume and the acquisition of eight branch locations during the third quarter of 2000. The credit card volume increase was the result of an expanded marketing effort for that product.

     Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $600.7 million at December 31, 2000, or 46.4% of total loans, compared to $497.1 million, or 44.7% of total loans at December 31, 1999. The real estate loan increase from 1999 to 2000 is the result of the acquisition of eight branch locations during the third quarter of 2000 and continued demand for real estate loans.

     Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $220.6 million at December 31, 2000, or 17.0% of total loans, compared to $176.3 million, or 15.8% of total loans at December 31, 1999. The commercial loan increase from 1999 to 2000 is the result of strong commercial loan demand.

     The amounts of loans outstanding at the indicated dates are reflected in table 9, according to type of loan.

Table 9:  Loan Portfolio


                                                               Years Ended December 31
                                           ---------------------------------------------------------------
(In thousands)                                 2000        1999        1998         1997        1996
----------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                            $  197,567  $  187,242  $  165,622  $  179,828  $  166,346
   Student loans                               67,145      66,739      66,134      63,291      64,193
   Other consumer                             192,595     181,380     155,767     139,282      88,543
Real Estate
   Construction                                69,169      53,925      63,037      52,976      28,703
   Single family residential                  244,377     202,886     194,174     184,539     114,261
   Other commercial                           287,170     240,259     223,368     178,517      98,591
Commercial
   Commercial                                 161,134     137,827     112,800     115,684      65,989
   Agricultural                                57,164      35,337      40,706      38,169      27,950
   Financial institutions                       2,339       3,165       5,656       6,073       8,469
Other                                          16,050       4,875       7,198       7,506       6,530
                                            ---------   ---------   ---------   ---------   ---------

      Total loans                          $1,294,710  $1,113,635  $1,034,462  $  965,865  $  669,575
                                            =========   =========   =========   =========   =========

     Table 10 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2000.

Table 10:  Maturity and Interest Rate Sensitivity of Loans

                                                             Over 1
                                                              year
                                                1 year       through          Over
(In thousands)                                  or less      5 years         5 years       Total
---------------------------------------------------------------------------------------------------
Consumer                                    $   369,954    $   87,003     $     350   $   457,307
Real estate                                     327,499       262,086        11,131       600,716
Commercial                                      178,549        39,952         2,136       220,637
Other                                             9,087         3,271         3,692        16,050
                                             ----------     ---------      --------    ----------

      Total                                 $   885,089    $  392,312     $  17,309   $ 1,294,710
                                             ==========     =========      ========    ==========


Predetermined rate                          $   657,630    $  372,555     $  17,309   $ 1,047,494
Floating rate                                   227,459        19,757            --       247,216
                                             ----------     ---------      --------    ----------

      Total                                 $   885,089    $  392,312     $  17,309   $ 1,294,710
                                             ==========     =========      ========    ==========


Asset Quality
-------------------------------------------------------------------------------

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

     At December 31, 2000, impaired loans were $18.1 million compared to $12.1 million and $13.3 million in 1999 and 1998, respectively. The increase in impaired loans from 1999 to 2000 primarily relates to several large commercial borrowers that are still performing, but for which management has internally identified as impaired. Management has evaluated the underlying collateral on each loan and has allocated specific reserves in order to absorb any potential loss if the collateral were ultimately foreclosed. At December 31, 2000, non-performing loans were $11.0 million compared to $10.2 million and $10.0 million in 1999 and 1998, respectively

     Table 11 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.

Table 11:  Non-performing Assets


                                                                Years Ended December 31
                                            --------------------------------------------------------------
(In thousands)                                 2000          1999        1998       1997        1996
----------------------------------------------------------------------------------------------------------
Nonaccrual loans                            $   8,212    $  7,666    $   6,959   $   7,054    $  3,729
Loans past due 90 days or more
  (principal or interest payments)              2,752       2,542        2,972       2,417       2,560
Restructured                                       --          --          118         343          --
                                             --------     -------     --------    --------     -------
    Total non-performing loans                 10,964      10,208       10,049       9,814       6,289
                                             --------     -------     --------    --------     -------

Other non-performing assets
  Foreclosed assets held for sale               1,104         747        2,156       2,095       1,368
  Other non-performing assets                     196          56           29          --           6
                                             --------     -------     --------    --------     -------
      Total other non-performing assets         1,300         803        2,185       2,095       1,374
                                             --------     -------     --------    --------     -------

          Total non-performing assets       $  12,264    $ 11,011    $  12,234   $  11,909    $  7,663
                                             ========     =======     ========    ========     =======

Allowance for loan losses to
  non-performing loans                        192.97%     167.37%      167.30%     155.03%     167.05%
Non-performing loans to total loans             0.85%       0.92%        0.97%       1.02%       0.94%
Non-performing assets to total assets           0.64%       0.65%        0.73%       0.73%       0.66%



     Approximately $756,000, $689,000 and $646,000 of interest income would have been recorded for the periods ended December 31, 2000, 1999 and 1998, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2000, 1999 and 1998.

Allowance for Loan Losses
-------------------------------------------------------------------------------

     An analysis of the allowance for loan losses for the last five years is shown in table 12.

Table 12:  Allowance for Loan Losses


(In thousands)                                      2000          1999        1998       1997        1996
---------------------------------------------------------------------------------------------------------------
Balance, beginning of year                       $  17,085     $16,812     $ 15,215     $10,506     $10,303
                                                  --------      ------      -------      ------      ------

Loans charged off
   Credit card                                       3,384       3,156        3,734       3,283       2,392
   Other consumer                                    2,349       2,419        1,398         919         615
   Real estate                                         606         621        1,272         465          76
   Commercial                                        1,410       1,498        1,367         731         151
                                                  --------     -------      -------      ------      ------
       Total loans charged off                       7,749       7,694        7,771       5,398       3,234
                                                  --------     -------     --------      ------      ------

Recoveries of loans previously charged off
   Credit card                                         468         444          398         365         309
   Other consumer                                      800         588          291         192         245
   Real estate                                          92         231          121         144          69
   Commercial                                          325         153          249         163         250
                                                  --------     -------     --------      ------      ------
       Total recoveries                              1,685       1,416        1,059         864         873
                                                  --------     -------     --------      ------      ------
   Net loans charged off                             6,064       6,278        6,712       4,534       2,361
Allowance for loan losses of
   acquired institutions                             2,605          --           --       4,028          --
Provision for loan losses                            7,531       6,551        8,309       5,215       2,564
                                                  --------     -------     --------      ------      ------
Balance, end of year                             $  21,157     $17,085     $ 16,812     $15,215     $10,506
                                                  ========      ======      =======      ======      ======

Net charge-offs to average loans                     0.51%       0.60%        0.67%       0.56%       0.37%
Allowance for loan losses to period-end loans        1.63%       1.53%        1.63%       1.58%       1.57%
Allowance for loan losses to net charge-offs        348.9%      272.1%       250.5%      335.6%      445.0%



     The amount of provision to the allowance during the year 2000 was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

     The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 13.

Table 13:  Allocation of Allowance for Loan Losses



                                                                  December 31
                        -------------------------------------------------------------------------------------------
                               2000              1999               1998            1997                1996
                        ----------------- ------------------ ----------------- ------------------ -----------------
                        Allowance   % of  Allowance   % of   Allowance   % of   Allowance  % of   Allowance   % of
(In thousands)           Amount    loans*  Amount    loans*   Amount    loans*   Amount   loans*   Amount    loans*
-------------------------------------------------------------------------------------------------------------------
Credit cards             $ 3,947    15.3%  $ 3,300   16.8%    $ 3,552    16.0%   $ 3,339   18.6%   $ 2,626    24.8%
Consumer                   2,167    20.1%    1,918   22.3%      1,959    21.5%     1,731   21.0%       543    22.8%
Real Estate                7,602    46.4%    7,155   44.7%      6,367    46.4%     5,307   43.0%     3,687    36.1%
Commercial                 3,603    17.0%    3,244   15.8%      2,637    15.4%     2,641   16.6%     1,214    15.3%
Other                         --     1.2%       --    0.4%         12     0.7%        10    0.8%         4     1.0%
Unallocated                3,838             1,468              2,285              2,187             2,432
                          ------            ------             ------             ------            ------

     Total               $21,157   100.0%  $17,085   100.0%   $16,812   100.0%   $15,215  100.0%   $10,506   100.0%
                          ======            ======             ======             ======            ======

*Percentage of loans in each category to total loans.


     The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. The unallocated reserve is a result of potential risk factors that cannot be quantified at December 31, 2000, including the risks associated with increased lending, the recent acquisitions and a slowing economy.

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

     Held-to-maturity and available-for-sale investment securities were $184.4 million and $214.0 million, respectively, at December 31, 2000, compared to the held-to-maturity amount of $174.4 million and available-for-sale amount of $234.9 million at December 31, 1999.

     As of December 31, 2000, $62.9 million, or 34.1%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 82.2% of which will mature in less than five years. In the available-for-sale securities, $180.5 million, or 84.3% were in U.S. Treasury and U.S. government agency securities, 81.8% of which will mature in less than five years.

     In order to reduce the Company's income tax burden, an additional $110.4 million, or 59.9%, of the held-to-maturity securities portfolio, as of December 31, 2000, was invested in tax-exempt obligations of state and political subdivisions. In the available-for-sale securities, $6.8 million, or 3.2% were invested in tax-exempt obligations of state and political subdivisions. Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis. There are no securities of any one state and political subdivision issuer exceeding ten percent of the Company's stockholders' equity at December 31, 2000.

     The Company has approximately $11.1 million, or 6.0%, in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2000. In the available-for-sale securities, $15.2 million, or 7.1% were invested in mortgaged-backed securities.

     As of December 31, 2000, the held-to-maturity investment portfolio had gross unrealized gains of $2.1 million and gross unrealized losses of $864,000. Net realized losses from called or sold available-for-sale securities for 2000 and 1999 were zero, compared to net realized losses of $165,000 in 1998.

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

Table 14:  Investment Securities


                                                         Years Ended December 31
                        ---------------------------------------------------------------------------------------
                                             2000                                       1999
                        --------------------------------------------- -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury           $   21,923   $   246 $     (8) $   22,161  $   13,576    $    10  $  (115)  $   13,471
U.S. Government
  agencies                  40,965       229     (145)     41,049      36,654         57   (1,169)      35,542
Mortgage-backed
  securities                11,065        46     (117)     10,994      16,920         84     (258)      16,746
State and political
  subdivisions             110,380     1,593     (594)    111,379     107,157        662   (2,107)     105,712
Other securities                80        --       --          80          85         --       (2)          83
                         ---------    ------  -------   ---------   ---------     ------   ------    ---------
                        $  184,413   $ 2,114 $   (864) $  185,663  $  174,392    $   813  $(3,651)  $  171,554
                         =========    ======  =======   =========   =========     ======   ======    =========
Available-for-Sale

U.S. Treasury           $   23,889   $   160 $    (12) $   24,037  $   41,492    $    83  $  (133)  $   41,442
U.S. Government
  agencies                 157,434       167   (1,165)    156,436     166,143         --   (6,287)     159,856
Mortgage-backed
  securities                15,266        55     (140)     15,181      16,954         26     (234)      16,746
State and political
  subdivisions               6,621       217      (17)      6,821       6,432         88      (88)       6,432
Other securities            10,541     1,054       --      11,595       9,859        552       --       10,411
                         ---------    ------  -------   ---------   ---------     ------   ------    ---------
                        $  213,751   $ 1,653 $ (1,334) $  214,070  $  240,880    $   749  $(6,742)  $  234,887
                         =========    ======  =======   =========   =========     ======   ======    =========

Total Investments       $  398,164   $ 3,767 $ (2,198) $  399,733  $  415,272    $ 1,562  $(10,393) $  406,441
                         =========    ======  =======   =========   =========     ======   =======   =========

     Table 15 reflects the amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, the weighted average yields (for tax-exempt obligations on a fully taxable basis, assuming a 37.5% tax rate) of such securities and the taxable equivalent adjustment used in calculating yields. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 15:  Maturity Distribution of Investment Securities


                                                          December 31, 2000
                         ------------------------------------------------------------------------------------
                                       Over       Over
                                      1 year     5 years
                           1 year     through    through    Over    No fixed                Par       Fair
(In thousands)             or less    5 years   10 years  10 years  maturity     Total     Value      Value
-------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury            $   9,245  $ 12,678  $      --  $     --  $      --  $  21,923 $  22,000  $  22,161
U.S. Government
   agencies                  5,491    24,262     11,212        --         --     40,965    41,185     41,049
Mortgage-backed
   securities                  407        97        172    10,389         --     11,065    10,920     10,994
State and political
   subdivisions              9,894    47,070     45,747     7,669         --    110,380   110,610    111,379
Other securities                --        --         --        --         80         80        80         80
                          --------   -------   --------   -------   --------   --------  --------   --------
     Total               $  25,037  $ 84,107  $  57,131  $ 18,058  $      80  $ 184,413 $ 184,795  $ 185,663
                          ========   =======   ========   =======   ========   ========  ========   ========

Percentage of total          13.5%     45.6%      31.0%      9.8%       0.1%     100.0%
                           =======   =======   ========   =======   ========   ========

Weighted average yield        5.6%      5.3%       5.3%      6.2%       6.9%       5.4%
                           =======   =======   ========   =======   ========   ========

Available-for-Sale

U.S. Treasury            $  10,977  $ 12,912  $      --  $     --  $      --  $  23,889 $  23,950  $  24,037
U.S. Government
   agencies                 13,262   111,134     33,038        --         --    157,434   157,566    156,436
Mortgage-backed
   securities                  215     1,251      2,435    11,365         --     15,266    15,023     15,181
State and political
   subdivisions                469     1,556      4,296       300         --      6,621     6,630      6,821
Other securities                --        --         --        --     10,541     10,541    10,541     11,595
                          --------   -------   --------   -------   --------   --------  --------   --------
     Total               $  24,923  $126,853  $  39,769  $ 11,665  $  10,541  $ 213,751 $ 213,710  $ 214,070
                          ========   =======   ========   =======   ========   ========  ========   ========

Percentage of total          11.7%     59.3%      18.6%      5.5%       4.9%     100.0%
                          ========   =======   ========   =======   ========   ========

Weighted average yield        5.7%      6.1%       6.4%      6.7%       6.5%       6.2%
                          ========   =======   ========   =======   ========   ========


Deposits
--------------------------------------------------------------------------------

     Deposits are the Company's primary source of funding for earning assets. The Company offers a variety of products designed to attract and retain customers, with the primary focus on core deposits.

     Total average deposits for 2000 were $1.493 billion, compared to $1.382 billion in 1999. As of December 31, 2000, total deposits were $1.606 billion, compared to $1.411 billion on December 31, 1999. The year-end balances of time deposits over $100,000 were $325.0 million in 2000, compared to $225.3 million in 1999. The increase in deposits from 1999 to 2000 is primarily attributable to the acquisition of eight branches in July 2000 and the Company's focus on internal growth.

     Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits for the three years ended December 31, 2000.

Table 16:  Average Deposits Balances and Rates


                                                                   December 31
                                     -----------------------------------------------------------------------
                                              2000                    1999                    1998
                                     ---------------------- ----------------------- ------------------------
                                       Average    Average      Average    Average      Average      Average
(In thousands)                         Amount    Rate Paid     Amount    Rate Paid     Amount      Rate Paid
------------------------------------------------------------------------------------------------------------
Non-interest bearing demand
   deposits                         $  188,220         --   $  178,103       --     $  180,519       --

Interest bearing transaction and
   savings deposits                    444,879     2.88%       448,327     2.70%       421,042     2.90%

Time deposits
   $100,000 or more                    273,129     5.80%       211,929     5.03%       223,434     5.48%

   Other time deposits                 587,140     5.66%       543,309     4.99%       541,874     5.50%
                                     ---------               ---------               ---------

      Total                         $1,493,368              $1,381,668              $1,366,869
                                     =========               =========               =========

     The Company's maturities of large denomination time deposits at December 31, 2000 and 1999 are presented in table 17.

Table 17:  Maturities of Large Denomination Time Deposits

                                                          Time Certificates of Deposit
                                                               ($100,000 or more)
                                                                   December 31
                                            --------------------------------------------------------
                                                        2000                        1999
                                            ---------------------------  ---------------------------
(In thousands)                                  Balance      Percent         Balance      Percent
----------------------------------------------------------------------------------------------------
Maturing
   Three months or less                     $   115,772        35.63%   $    69,592        30.89%
   Over 3 months to 6 months                     86,649        26.66%        66,978        29.73%
   Over 6 months to 12 months                    87,134        26.81%        58,846        26.12%
   Over 12 months                                35,414        10.90%        29,874        13.26%
                                             ----------                  ----------
         Total                              $   324,969       100.00%   $   225,290       100.00%
                                             ==========                  ==========


Short-Term Borrowings
--------------------------------------------------------------------------------

     Federal funds purchased and securities sold under agreements to repurchase were $67.3 million at December 31, 2000, as compared to $60.5 million at December 31, 1999. Other short-term borrowings, consisting of U.S. Treasury Notes, were $4.1 million at December 31, 2000, as compared to $5.0 million at December 31, 1999.

     The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB short-term borrowings and federal funds purchased. While management anticipates that these sources will provide necessary funding in the near future, the Company recognizes that there is a shrinking deposit pool, which will be a challenge going forward. The Company expects the competition for deposits in 2001 to continue to be strong and plans for 2001 include identifying new sources of funding. Thus, the Company expects to use a variety of funding sources to sustain the growing asset base. However, the Company's general policy is to avoid the use of brokered deposits.

Long-Term Debt
--------------------------------------------------------------------------------

     The Company's long-term debt was $41.7 million and $46.2 million at December 31, 2000 and 1999, respectively. The outstanding balance for December 31, 2000 includes $14.0 million in long-term debt and $17.3 million of trust preferred securities. Such securities qualify as Tier 1 Capital for regulatory purposes. This debt was incurred to fund a portion of the purchase price of the acquisitions completed in a previous year. The Company also has assumed FHLB long-term advances during acquisitions. The outstanding balance for FHLB long-term advances was $9.6 million as of December 31, 2000.

Capital
--------------------------------------------------------------------------------

     At December 31, 2000, total capital reached $173.3 million, another milestone in the Company's history. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At year-end 2000, the Company's equity to asset ratio was 9.06% compared to 9.39% at year-end 1999. This decrease is primarily attributable to the Company's cash acquisition of eight branches and the stock repurchase program initiated during the year 2000.

     The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2000, the leverage ratio and the Tier 1 capital ratio was 8.41% and 11.97%, respectively, while the Company's total risk-based capital ratio was 13.26%, all of which exceed the capital minimums established in the risk-based capital requirements.

     The Company's risk-based capital ratios at December 31, 2000 and 1999 are presented in table 18.

Table 18:  Risk-Based Capital


                                                                                    December 31
                                                                          ------------------------------
(In thousands)                                                                 2000            1999
--------------------------------------------------------------------------------------------------------
Tier 1 capital
   Stockholders' equity                                                   $  173,343       $  159,371
   Trust preferred securities                                                 17,250           17,250
   Intangible assets                                                         (35,241)         (27,226)
   Unrealized loss on available-
     for-sale securities                                                          34            3,900
   Other                                                                        (916)            (951)
                                                                           ---------        ---------

              Total Tier 1 capital                                           154,470          152,344
                                                                           ---------        ---------

Tier 2 capital
   Qualifying unrealized gain on
     available-for-sale equity securities                                        475              400
   Qualifying allowance for loan losses                                       16,193           13,967
                                                                           ---------        ---------

              Total Tier 2 capital                                            16,668           14,367
                                                                           ---------        ---------

              Total risk-based capital                                    $  171,138       $  166,711
                                                                           =========        =========

Risk weighted assets                                                      $1,290,494       $1,114,226
                                                                           =========        =========

Ratios at end of year
     Leverage ratio                                                            8.41%            9.10%
     Tier 1 capital                                                           11.97%           13.67%
     Total risk-based capital                                                 13.26%           14.96%
Minimum guidelines
     Leverage ratio                                                            4.00%            4.00%
     Tier 1 capital                                                            4.00%            4.00%
     Total risk-based capital                                                  8.00%            8.00%



Liquidity and Market Risk Management
--------------------------------------------------------------------------------

Parent Company

     The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for debt service requirements. At December 31, 2000, undivided profits of the Company's subsidiaries were approximately $106 million, of which approximately $12.8 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

     Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and makes adjustments as needed. At year-end, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At December 31, 2000, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 17.5% of total assets, as compared to 19.1% at December 31, 1999.

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

Interest Rate Sensitivity

     Interest rate risk represents the potential impact of interest rate changes on net income and capital resulting from mismatches in repricing opportunities of assets and liabilities over a period of time. A number of tools are used to monitor and manage interest rate risk, including simulation models and interest sensitivity (Gap) analysis. Management uses simulation models to estimate the effects of changing interest rates and various balance sheet strategies on the level of the Company's net income and capital. As a means of limiting interest rate risk to an acceptable level, management may alter the mix of floating and fixed-rate assets and liabilities, change pricing schedules and manage investment maturities during future security purchases.

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

     Table 19 presents the Company's interest rate sensitivity position at December 31, 2000. This Gap analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities (investment securities are according to call dates) and repricing periods rather than estimating more realistic behaviors, as is done in the simulation models. Also, the Gap analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 19:  Interest Rate Sensitivity


                                                                 Interest Rate Sensitivity Period
                                    ----------------------------------------------------------------------------------------
                                           0-30      31-90     91-180     181-365    1 to 2      2-5       Over 5
(In thousands, except ratios)              Days      Days       Days       Days       Years     Years       Years     Total
----------------------------------------------------------------------------------------------------------------------------
Earning assets
   Short-term investments              $  33,640  $      --  $      --  $      --  $      --  $      --  $      --  $   33,640
   Assets held in trading
    accounts                               1,127         --         --         --         --         --         --       1,127
   Investment securities                  34,623      6,954     11,762     18,700     49,672    157,811    118,961     398,483
   Mortgage loans held for sale            8,934      --         --         --         --         --         --          8,934
   Loans                                 170,908    296,592    150,364    267,225    222,878    169,434     17,309   1,294,710
                                        --------   --------   --------   --------   --------   --------   --------   ---------
     Total earning assets                249,232    303,546    162,126    285,925    272,550    327,245    136,270   1,736,894
                                        --------   --------   --------   --------   --------   --------   --------   ---------

Interest bearing liabilities
   Interest bearing transaction
     and savings accounts                234,209         --         --         --     47,480    142,440     47,480     471,609
   Time deposits                         159,623    128,079    220,628    266,684    125,688     19,884         79     920,665
   Short-term borrowings                  71,320         --         --         --         --         --         --      71,320
   Long-term debt                             74        149        223      2,447      2,925      8,700     27,163      41,681
                                        --------   --------   --------   --------   --------   --------   --------   ---------
     Total interest bearing
     liabilities                         465,226    128,228    220,851    269,131    176,093    171,024     74,722   1,505,275
                                        --------   --------   --------   --------   --------   --------   --------   ---------

Interest rate sensitivity Gap        $ (215,994)  $ 175,318  $ (58,725) $  16,794  $  96,457  $ 156,221  $  61,548  $  231,619
                                      =========    ========   ========   ========   ========   ========   ========   =========

Cumulative interest rate
   sensitivity Gap                   $ (215,994)  $ (40,676) $ (99,401) $ (82,607) $  13,850  $ 170,071  $ 231,619
Cumulative rate sensitive assets
   to rate sensitive liabilities          53.6%       93.1%      87.8%       92.4%    101.1%     111.9%     115.4%
Cumulative Gap as a % of
   earning assets                        -12.4%       -2.3%      -5.7%       -4.8%      0.8%       9.8%      13.3%


Quarterly Results
--------------------------------------------------------------------------------

     Selected unaudited quarterly financial information for the last eight quarters is shown in table 20.

Table 20:  Quarterly Results


                                                                Quarter
                                               ------------------------------------------
(In thousands, except per share data)          First        Second       Third     Fourth       Total
----------------------------------------------------------------------------------------------------------

2000
Net interest income                         $  16,246    $ 16,302    $  16,986   $  17,527    $ 67,061
Provision for loan losses                       1,720       1,925        1,892       1,994       7,531
Non-interest income                             6,960       7,513        8,127       7,755      30,355
Non-interest expense                           15,280      15,250       15,975      16,051      62,556
Gains on sale of securities, net                   --          --           --          --          --
Net income                                      4,328       4,609        4,965       4,967      18,869
Diluted earnings per share                       0.59        0.63         0.67        0.69        2.58

1999
Net interest income                         $  15,508    $ 16,201    $  16,397   $  16,625    $ 64,731
Provision for loan losses                       1,652       1,691        1,619       1,589       6,551
Non-interest income                             6,749       6,903        7,456       7,169      28,277
Non-interest expense                           15,245      14,965       16,821      14,898      61,929
Gains on sale of securities, net                   --          --           --          --          --
Net income                                      3,708       4,569        3,813       5,078      17,168
Diluted earnings per share                       0.50        0.62         0.52        0.69        2.33


ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

  Independent Accountants' Report............................................31
  Consolidated Balance Sheets, December 31, 2000 and 1999....................32
  Consolidated Statements of Income, Years Ended
    December 31, 2000, 1999 and 1998.........................................33
  Consolidated Statements of Cash Flows, Years Ended
    December 31, 2000, 1999 and 1998.........................................34
  Consolidated Statements of Changes in Stockholders' Equity,
    Years Ended December 31, 2000, 1999 and 1998.............................35
  Notes to Consolidated Financial Statements,
    December 31, 2000, 1999 and 1998.........................................36

Note: Supplementary Data may be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results" on page 29 hereof.

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




                                              /s/ Baird, Kurtz & Dobson

                                              BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
February 2, 2001

----------------------------------------------------------------------------------------------------------
                                          CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31, 2000 and 1999

(In thousands, except share data)                                              2000             1999
----------------------------------------------------------------------------------------------------------
ASSETS

Cash and non-interest bearing balances due from banks                    $     77,495       $     60,324
Interest bearing balances due from banks                                       12,990             15,381
Federal funds sold and securities purchased
   under agreements to resell                                                  20,650              5,500
                                                                          -----------        -----------
     Cash and cash equivalents                                                111,135             81,205
Investment securities                                                         398,483            409,279
Mortgage loans held for sale                                                    8,934              6,814
Assets held in trading accounts                                                 1,127              1,388
Loans                                                                       1,294,710          1,113,635
   Allowance for loan losses                                                  (21,157)           (17,085)
                                                                           ----------        -----------
     Net loans                                                              1,273,553          1,096,550
Premises and equipment                                                         46,597             40,383
Foreclosed assets held for sale, net                                            1,104                747
Interest receivable                                                            18,878             15,681
Intangible assets, net                                                         35,241             27,226
Other assets                                                                   17,441             18,157
                                                                          -----------        -----------
         TOTAL ASSETS                                                    $  1,912,493       $  1,697,430
                                                                          ===========        ===========

LIABILITIES

Non-interest bearing transaction accounts                                $    213,312       $    170,571
Interest bearing transaction accounts and savings deposits                    471,609            463,354
Time deposits                                                                 920,665            776,708
                                                                          -----------        -----------
     Total deposits                                                         1,605,586          1,410,633
Federal funds purchased and securities sold
   under agreements to repurchase                                              67,250             60,496
Short-term debt                                                                 4,070              5,044
Long-term debt                                                                 41,681             46,219
Accrued interest and other liabilities                                         20,563             15,667
                                                                          -----------        -----------
     Total liabilities                                                      1,739,150          1,538,059
                                                                          -----------        -----------

STOCKHOLDERS' EQUITY

Capital stock
   Class A, common, par value $1 a share, authorized
   30,000,000 shares, 7,180,966 issued and outstanding
    at 2000 and 7,315,575 at 1999                                               7,181              7,316
Surplus                                                                        47,964             50,770
Undivided profits                                                             118,232            105,185
Accumulated other comprehensive income
   Unrealized depreciation on available-for-sale
     securities, net of income tax credit of $20 at 2000
     and $2,340 at 1999                                                           (34)            (3,900)
                                                                          -----------        -----------
     Total stockholders' equity                                               173,343            159,371
                                                                          -----------        -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  1,912,493       $  1,697,430
                                                                          ===========        ===========

See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------------------------------------------

                                           CONSOLIDATED STATEMENTS OF INCOME

                                     YEARS ENDED DECEMBER 31, 2000, 1999 and 1998


(In thousands, except per share data)                                 2000             1999             1998
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                          $  110,112        $   94,576      $    92,290
   Federal funds sold and securities purchased
     under agreements to resell                                        1,530             1,759            3,850
   Investment securities                                              23,585            23,836           24,705
   Mortgage loans held for sale                                          542               712              581
   Assets held in trading accounts                                        95                72               97
   Interest bearing balances due from banks                              890               535              517
                                                                   ---------         ---------       ----------
        TOTAL INTEREST INCOME                                        136,754           121,490          122,040
                                                                   ---------         ---------       ----------

INTEREST EXPENSE
   Deposits                                                           61,871            49,877           54,242
   Federal funds purchased and securities sold
     under agreements to repurchase                                    3,833             2,913            3,009
   Short-term debt                                                       516               165              226
   Long-term debt                                                      3,473             3,804            4,097
                                                                   ---------         ---------       ----------
        TOTAL INTEREST EXPENSE                                        69,693            56,759           61,574
                                                                   ---------         ---------       ----------

NET INTEREST INCOME                                                   67,061            64,731           60,466
   Provision for loan losses                                           7,531             6,551            8,309
                                                                   ---------         ---------       ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                      59,530            58,180           52,157
                                                                   ---------         ---------       ----------
NON-INTEREST INCOME
   Trust income                                                        5,282             4,666            4,037
   Service charges on deposit accounts                                 7,998             7,007            6,820
   Other service charges and fees                                      1,804             1,759            1,626
   Income on sale of mortgage loans, net of commissions                1,727             2,021            2,247
   Income on investment banking, net of commissions                      259               266            1,044
   Credit card fees                                                   10,522            10,214            9,484
   Mortgage servicing fees                                                --                --            3,030
   Other income                                                        2,763             2,344            2,074
   Gain on sale of mortgage servicing                                     --                --            3,273
                                                                   ---------         ---------       ----------
        TOTAL NON-INTEREST INCOME                                     30,355            28,277           33,635
                                                                   ---------         ---------       ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                     33,544            32,395           31,833
   Occupancy expense, net                                              3,873             3,578            3,858
   Furniture and equipment expense                                     5,246             5,003            4,448
   Loss on foreclosed assets                                             254               364              738
   Merger-related                                                         --             1,843              466
   Loss on sale of securities, net                                        --                --              165
   Other operating expenses                                           19,639            18,746           21,131
                                                                   ---------         ---------       ----------
        TOTAL NON-INTEREST EXPENSE                                    62,556            61,929           62,639
                                                                   ---------         ---------       ----------
INCOME BEFORE INCOME TAXES                                            27,329            24,528           23,153
   Provision for income taxes                                          8,460             7,360            6,666
                                                                   ---------         ---------       ----------
NET INCOME                                                        $   18,869        $   17,168      $    16,487
                                                                   =========         =========       ==========
BASIC EARNINGS PER SHARE                                          $     2.59        $     2.35      $      2.28
                                                                   =========         =========       ==========
DILUTED EARNINGS PER SHARE                                        $     2.58        $     2.33      $      2.24
                                                                   =========         =========       ==========


See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------------------------------------------

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        YEARS ENDED DECEMBER 31, 2000, 1999 and 1998


(In thousands)                                                        2000             1999             1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $   18,869        $   17,168      $   16,487
   Items not requiring (providing) cash
     Depreciation and amortization                                     6,999             6,334           6,786
     Provision for loan losses                                         7,531             6,551           8,309
     Net amortization (accretion) of investment securities               214              (123)           (176)
     Deferred income taxes                                            (1,359)             (326)         (1,631)
     Provision for foreclosed assets                                     213               214             320
     Gain on sale of mortgage servicing                                   --                --          (3,273)
     Loss on sale of securities, net                                      --                --             165
   Changes in
     Interest receivable                                              (2,777)             (200)           (384)
     Mortgage loans held for sale                                     (2,120)            5,827          (3,883)
     Assets held in trading accounts                                     261            (1,310)            371
     Other assets                                                        783            (1,191)              5
     Accrued interest and other liabilities                            3,124            (8,363)          7,036
     Income taxes payable                                              1,313              (272)            931
                                                                   ---------         ---------       ---------
         Net cash provided by operating activities                    33,051            24,309          31,063
                                                                   ---------         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans                                        (115,721)          (85,902)        (76,623)
   Sale of mortgage servicing                                             --                --          11,677
   Purchase of branch locations, net funds paid                      (14,398)               --              --
   Purchases of premises and equipment, net                           (4,890)           (6,414)         (6,915)
   Proceeds from sale of foreclosed assets                             1,017             1,646             934
   Proceeds from sale of available-for-sale securities                    --                --           1,500
   Proceeds from maturities of available-for-sale securities         120,279           137,564         208,463
   Purchases of available-for-sale securities                        (95,499)         (144,068)       (221,666)
   Proceeds from maturities of held-to-maturity securities            27,818            53,356          71,873
   Purchases of held-to-maturity securities                          (38,150)          (44,991)        (64,915)
                                                                  ----------         ---------       ---------
         Net cash used in investing activities                      (119,544)          (88,809)        (75,672)
                                                                  ----------         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                          123,944            29,630          17,659
   Net (repayments) advances of short-term debt                         (974)            3,420          (4,311)
   Dividends paid                                                     (5,822)           (5,366)         (4,918)
   Proceeds from issuance of long-term debt                               --             1,300             305
   Repayment of long-term debt                                        (4,538)           (4,980)         (4,523)
   Net increase (decrease) in federal funds purchased and
      securities sold under agreements to repurchase                   6,754           (17,871)         32,599
   (Repurchase) issuance of common stock, net                         (2,941)              289             279
                                                                   ---------         ---------       ---------
         Net cash provided by financing activities                   116,423             6,422          37,090
                                                                   ---------         ---------       ---------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   29,930           (58,078)         (7,519)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                  81,205           139,283         146,802
                                                                   ---------         ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $  111,135        $   81,205      $  139,283
                                                                   =========         =========       =========


See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------------------------------------------------

                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                                                   Accumulated
                                                                                      Other
                                                          Common                  Comprehensive   Undivided
(In thousands, except share data)                          Stock      Surplus        Income        Profits       Total
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                              $   7,221   $  48,010       $    1,083     $  81,814   $ 138,128
   Comprehensive income
      Net income                                               --          --               --        16,487      16,487
      Change in unrealized appreciation on
         available-for-sale securities, net of
         income taxes of $229                                  --          --              408           --          408
                                                                                                               ---------
   Comprehensive income                                                                                           16,895
   Exercise of stock options -- 18,700 shares                  19         301               --           --          320
   Other stock transaction of pooled
      institution prior to pooling                             --         (17)              --           --          (17)
   Securities exchanged under
      employee option plan                                     (1)        (23)              --           --          (24)
   Cash dividends declared
      Common stock ($0.64 per share)                           --          --               --       (3,754)      (3,754)
      Pooled institution prior to pooling                      --          --               --       (1,164)      (1,164)
                                                         --------    --------        ---------    ---------    ---------
Balance, December 31, 1998                                  7,239      48,271            1,491       93,383      150,384
   Comprehensive income
      Net income                                               --          --               --       17,168       17,168
      Change in unrealized appreciation on
         available-for-sale securities, net of
         income tax credit of $3,188                           --          --           (5,391)          --       (5,391)
                                                                                                               ---------
   Comprehensive income                                                                                           11,777
   Exercise of stock options  -- 19,900 shares                 20         280               --           --          300
   Securities exchanged under
      employee option plan                                     --         (11)              --           --          (11)
   Common stock issued in connection with the
      purchase of the minority shares of the Bank
      of  Lincoln - 56,997 shares                              57       2,230               --           --        2,287
   Cash dividends declared
      Common stock ($0.72 per share)                           --          --               --       (4,990)      (4,990)
      Pooled institution prior to pooling                      --          --               --         (376)        (376)
                                                         --------   ---------        ---------    ---------    ---------
Balance, December 31, 1999                                  7,316      50,770           (3,900)     105,185      159,371
  Comprehensive income
      Net income                                               --          --               --       18,869       18,869
      Change in unrealized depreciation on
         available-for-sale securities, net of
         income taxes of $2,320                                --          --            3,866           --        3,866
                                                                                                               ---------
   Comprehensive income                                                                                           22,735
   Exercise of stock options  -- 25,800 shares                 26         344               --           --          370
   Securities exchanged under
      employee option plan                                     (4)        (79)              --           --          (83)
   Repurchase of common stock - 156,827 shares               (157)     (3,071)              --           --       (3,228)
   Cash dividends declared ($0.80 per share)                   --          --               --       (5,822)      (5,822)
                                                         --------   ---------       ----------     --------    ---------
Balance, December 31, 2000                              $   7,181   $  47,964      $       (34)   $ 118,232   $  173,343
                                                         ========    ========       ===========    ========    =========



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

Operating Segments

     The Company is organized on a subsidiary bank-by-bank basis upon which management makes decisions regarding how to allocate resources and assess performance. Each of the subsidiary banks provides a group of similar community banking services, including such products and services as loans; time deposits, checking and savings accounts; personal and corporate trust services; credit cards; investment management; and securities and investment services. The individual bank segments have similar operating and economic characteristics and have been reported as one aggregated operating segment.

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

Allowance for Loan Losses

     The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of December 31, 2000 and 1999. This estimate is based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of the Company's ongoing risk management system.

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

Premises and Equipment

     Depreciable assets are stated at cost, less accumulated depreciation. Depreciation is charged to expense, using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized by the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements whichever is shorter.

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

Fee Income

     Periodic bankcard fees, net of direct origination costs, are recognized as revenue on a straight-line basis over the period the fee entitles the cardholder to use the card. Origination fees and costs for other loans are being amortized over the estimated life of the loan.

Income Taxes

     Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Earnings Per Share

     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of per share earnings is as follows:




(In thousands, except per share data)                                 2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Net Income                                                         $  18,869         $  17,168         $ 16,487
                                                                    --------          --------          -------

Average common shares outstanding                                      7,299             7,307            7,233
Average common share stock options outstanding                            20                67              113
                                                                   ---------         ---------         --------
Average diluted common shares                                          7,319             7,374            7,346
                                                                   ---------         ---------         --------

Basic earnings per share                                           $    2.59         $    2.35         $   2.28
                                                                    ========          ========          =======
Diluted earnings per share                                         $    2.58         $    2.33         $   2.24
                                                                    ========          ========          =======


NOTE 2:  ACQUISITIONS
--------------------------------------------------------------------------------

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

     On July 9, 1999, the Company and NBC Bank Corp. ("NBC") merged in a pooling-of-interests transaction. Stockholders of NBC received 784,887 shares of Simmons First National Corporation stock in exchange for NBC shares in the transaction. NBC owned National Bank of Commerce, El Dorado, Arkansas with assets, as of July 9, 1999, of $155 million. NBC's net interest income and net income for the period ended June 30, 1999, were $2,463,000 and $919,000, respectively. The Company changed the name of National Bank of Commerce to Simmons First Bank of El Dorado, N.A. The Company operates Simmons First Bank of El Dorado, N.A. as a separate community bank with the same board of directors and management.

     On July 17, 2000, the Company expanded its coverage of Central and Northwest Arkansas with a $7.6 million cash purchase of two Conway and six
Northwest Arkansas locations from First Financial Banc Corporation. Simmons First National Bank acquired the two offices in Conway and Simmons First Bank of Northwest Arkansas acquired the six offices in Northwest Arkansas. As of July 14, 2000, the eight locations combined had total loans of $71.8 million, total deposits of $71.0 million and net assets of $8.5 million. The total acquisition cost exceeded the fair value of tangible assets and liabilities acquired by $10.8 million. The intangible assets are being amortized using the straight-line method over 15 years.

     The following table summarizes the impact of the pooling-of-interests mergers on the Company's 1998 year end financial statements.



                                  Simmons
                               (originally)                                           Simmons
(In thousands)                   reported)            LBI              NBC            Pooled
-------------------------------------------------------------------------------------------------
December 31, 1998
   Total assets               $ 1,464,362       $    76,110      $   146,538       $ 1,687,010
   Total equity                   132,180             4,854           13,350           150,384
   Net interest income             52,234             3,120            5,112            60,466
   Non-interest income             31,664               576            1,395            33,635
   Net income                      14,331               508            1,648            16,487


NOTE 3:  INVESTMENT SECURITIES
--------------------------------------------------------------------------------

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:


                                                       Years Ended December 31
                        ------------------------------------------------------------------------------------------
                                             2000                                       1999
                        -----------------------------------------  -----------------------------------------------


                                       Gross      Gross   Estimated                Gross       Gross    Estimated
                          Amortized Unrealized  Unrealized  Fair      Amortized  Unrealized  Unrealized    Fair
(In  thousands)              Cost      Gains     (Losses)   Value       Cost       Gains     (Losses)      Value
------------------------------------------------------------------------------------------------------------------
Held-to-Maturity

U.S. Treasury           $   21,923   $   246   $   (8) $   22,161  $   13,576    $    10   $    (115)  $   13,471
U.S. Government
  agencies                  40,965       229     (145)     41,049      36,654         57      (1,169)      35,542
Mortgage-backed
  securities                11,065        46     (117)     10,994      16,920         84        (258)      16,746
State and political
  subdivisions             110,380     1,593     (594)    111,379     107,157        662      (2,107)     105,712
Other securities                80        --       --          80          85         --          (2)          83
                         ---------    ------    -----   ---------   ---------     ------    --------    ---------
                        $  184,413   $ 2,114   $ (864) $  185,663  $  174,392    $   813   $  (3,651)  $  171,554
                         =========    ======    =====   =========   =========     ======    ========    =========

Available-for-Sale

U.S. Treasury           $   23,889   $   160 $     (12) $  24,037  $   41,492    $    83    $   (133)  $   41,442
U.S. Government
  agencies                 157,434       167    (1,165)   156,436     166,143         --      (6,287)     159,856
Mortgage-backed
  securities                15,266        55      (140)    15,181      16,954         26        (234)      16,746
State and political
  subdivisions               6,621       217       (17)     6,821       6,432         88         (88)       6,432
Other securities            10,541     1,054        --     11,595       9,859        552          --       10,411
                         ---------    ------  --------   --------   ---------     ------     -------    ---------
                        $  213,751   $ 1,653 $  (1,334) $ 214,070  $  240,880    $   749    $ (6,742)  $  234,887
                         =========    ======  ========   ========   =========     ======     =======    =========


     Income earned on the above securities for the years ended December 31, 2000, 1999 and 1998 is as follows:



(In thousands)                                                         2000            1999              1998
-------------------------------------------------------------------------------------------------------------------
Taxable
  Held-to-maturity                                                 $   4,401         $   4,377         $  6,301
  Available-for-sale                                                  13,763            13,910           13,247

Non-taxable
  Held-to-maturity                                                     5,066             5,296            4,981
  Available-for-sale                                                     355               253              176
                                                                    --------          --------          -------

         Total                                                     $  23,585         $  23,836         $ 24,705
                                                                    ========          ========          =======

     The Statement of Changes in Stockholders' Equity includes other comprehensive income. Other comprehensive income for the Company includes the change in the unrealized appreciation on available-for-sale securities. The changes in the unrealized appreciation on available-for-sale securities for the years ended December 31, 2000, 1999 and 1998 are as follows:



(In thousands)                                                         2000            1999              1998
-------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses)
   arising during the period                                       $   3,866         $ (5,391)         $    243
Losses realized in net income                                             --                --              165
                                                                    --------          --------          -------

Net change in unrealized appreciation on
   available-for-sale securities                                   $   3,866         $ (5,391)         $    408
                                                                    ========          =======           =======


     The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.




                                                Held-to-Maturity           Available-for-Sale
                                            --------------------------  -------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-------------------------------------------------------------------------------------------------
One year or less                            $    25,037   $    25,051   $    24,923    $   24,888
After one through five years                     84,107        84,398       126,853       126,411
After five through ten years                     57,131        57,851        39,769        39,554
After ten years                                  18,058        18,283        11,665        11,622
Other securities                                     80            80        10,541        11,595
                                             ----------    ----------    ----------     ---------
         Total                              $   184,413   $   185,663   $   213,751    $  214,070
                                             ==========    ==========    ==========     =========



     The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $279,586,000 at December 31, 2000 and $277,789,000 at December 31,
1999.

     Book value of securities sold under agreements to repurchase amounted to $34,235,000 and $39,956,000 for December 31, 2000 and 1999, respectively.

     Gross realized gains of $0, $0 and $50,000 resulting from sales and/or calls of available-for-sale securities were realized for the years ended December 31, 2000, 1999 and 1998, respectively. Gross realized losses of $0, $0 and $215,000 resulting from sales and/or calls of available-for-sale securities were realized for the years ended December 31, 2000, 1999 and 1998, respectively.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

       The various categories of loans are summarized as follows:





(In thousands)                                                                 2000             1999
----------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                           $  197,567       $  187,242
   Student loans                                                              67,145           66,739
   Other consumer                                                            192,595          181,380
Real estate
   Construction                                                               69,169           53,925
   Single family residential                                                 244,377          202,886
   Other commercial                                                          287,170          240,259
Commercial
   Commercial                                                                161,134          137,827
   Agricultural                                                               57,164           35,337
   Financial institutions                                                      2,339            3,165
Other                                                                         16,050            4,875
                                                                           ---------        ---------
Total loans before allowance for loan losses                              $1,294,710       $1,113,635
                                                                           =========        =========



     At December  31, 2000 and 1999,  impaired  loans  totaled  $18,099,000  and
$12,102,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 2000, were $3,070,000 and $2,803,000 at December 31, 1999. Interest of $539,000 was
recognized on average impaired loans of $13,331,000 for 2000. Interest of $547,000 was recognized on average impaired loans of $13,234,000 for 1999. Interest recognized on impaired loans on a cash basis during 2000 or 1999 was immaterial.

     As of December 31, 2000, credit card loans, which are unsecured, were $197,567,000 or 15.3%, of total loans versus $187,242,000 or 16.8% of total loans at December 31, 1999. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

     Transactions in the allowance for loan losses are as follows:



(In thousands)                                                        2000            1999             1998
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                         $ 17,085         $ 16,812         $ 15,215
Additions
   Provision for loan losses                                          7,531            6,551            8,309
   Allowance for loan losses of acquired branches                     2,605               --               --
                                                                    -------         --------          -------
                                                                     27,221           23,363           23,524
Deductions
   Losses charged to allowance, net of recoveries
     of $1,685 for 2000, $1,416 for 1999 and $1,059 for 1998          6,064            6,278            6,712
                                                                    -------          -------          -------

Balance, end of year                                               $ 21,157         $ 17,085         $ 16,812
                                                                    =======          =======          =======


NOTE 5:  TIME DEPOSITS
--------------------------------------------------------------------------------

     Time deposits included approximately $324,969,000 and $225,290,000 of certificates of deposit of $100,000 or more, at December 31, 2000 and 1999, respectively. At December 31, 2000, time deposits with a remaining maturity of one year or more amounted to $145,651,000. Maturities of all time deposits are as follows: 2001 - $775,014,000; 2002 - $125,688,000; 2003 - $18,403,000; 2004 -
$706,000; 2005 - $775,000 and thereafter $79,000.

     Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 6:  INCOME TAXES
--------------------------------------------------------------------------------

     The provision for income taxes is comprised of the following components:




(In thousands)                                                         2000            1999              1998
-------------------------------------------------------------------------------------------------------------------
Income taxes currently payable                                     $   9,819         $   7,686         $   8,297
Deferred income taxes                                                 (1,359)             (326)           (1,631)
                                                                    --------          --------          --------
Provision for income taxes                                         $   8,460         $   7,360         $   6,666
                                                                    ========          ========          ========



     The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:



(In thousands)                                                                 2000             1999
----------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                                $   7,696         $  5,906
   Valuation of foreclosed assets                                                 231              201
   Deferred compensation payable                                                  708              659
   Deferred loan fee income                                                       414              564
   Vacation compensation                                                          453              439
   Mortgage servicing reserve                                                     384              457
   Loan interest                                                                  126              160
   Available-for-sale securities                                                   20            2,340
   Other                                                                          127              144
                                                                              -------          -------
                                                                               10,159           10,870
                                                                              -------          -------
Deferred tax liabilities
   Accumulated depreciation                                                    (1,577)          (1,473)
   FHLB stock dividends                                                          (590)            (432)
   Other                                                                         (202)            (214)
                                                                              -------          -------
                                                                               (2,369)          (2,119)
                                                                              -------          -------
Net deferred tax assets included in other assets
   on balance sheets                                                        $   7,790         $  8,751
                                                                             ========          =======


     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.



(In thousands)                                                         2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Computed at the statutory rate (35%)                                 $ 9,565          $  8,585          $ 8,104

Increase (decrease) resulting from
   Tax exempt income                                                  (2,075)           (1,982)          (1,807)
   Non-deductible interest                                               377               264              223
   Amortization of intangible assets                                     107               105               74
   State income taxes                                                    287               207              101
   Other non-deductible expenses                                         109               331              161
   Other differences, net                                                 90              (150)            (190)
                                                                      ------           -------          -------

   Actual tax provision                                              $ 8,460          $  7,360          $ 6,666
                                                                      ======           =======           ======

NOTE 7:  LONG-TERM DEBT
-------------------------------------------------------------------------------

     Long-term debt at December 31, 2000 and 1999 consisted of the following components.



(In thousands)                                                                  2000             1999
----------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                             $   14,000        $   16,000
9.75% note due 2008, secured by land and building                                 857               917
5.62% to 8.41% FHLB advances due 1999 to 2018,
  secured by residential real estate loans                                      9,574            12,052
Trust Preferred Securities                                                     17,250            17,250
                                                                            ---------         ---------
   Total long-term debt                                                    $   41,681        $   46,219
                                                                            =========         =========



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

     Aggregate  annual  maturities  of long-term  debt at December 31, 2000 are:




                                                                                                Annual
(In thousands)                                                              Year              Maturities
----------------------------------------------------------------------------------------------------------
                                                                            2001             $    2,893
                                                                            2002                  2,925
                                                                            2003                  2,871
                                                                            2004                  2,876
                                                                            2005                  2,953
                                                                      Thereafter                 27,163
                                                                                              ---------

                                                                           Total             $   41,681
                                                                                              =========


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

     On June 12, 2000, the Company announced a stock repurchase program. This program authorizes the repurchase of up to 200,000 common shares, or approximately 2.7 percent of the outstanding common shares as of June 12, 2000. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. As of December 31, 2000, the Company had repurchased 156,827 shares of stock with a weighted average repurchase price of $20.58 per share.

     On January 23, 2001, the Company announced the expansion of the previously mentioned stock repurchase program. This expansion authorizes the repurchase of an additional 200,000 common shares, or approximately 2.8 percent of the outstanding common shares as of January 23, 2001.

NOTE 9:  TRANSACTIONS WITH RELATED PARTIES
-------------------------------------------------------------------------------

     At December 31, 2000 and 1999, the subsidiary banks had extensions of credit to executive officers, directors and to companies in which the banks' executive officers or directors were principal owners, in the amount of $25.9 million in 2000 and $28.6 million in 1999.



(In thousands)                                                                  2000             1999
----------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                  $  28,584         $ 26,869
New extensions of credit                                                       18,942           24,120
Repayments                                                                    (21,643)         (22,405)
                                                                             --------          -------

Balance, end of year                                                        $  25,883         $ 28,584
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

NOTE 10: EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

     The Company's 401(k) retirement plan covers substantially all employees. Contribution expense totaled $258,000, $205,000 and $241,000, in 2000, 1999 and
1998, respectively.

     The Company has a discretionary profit sharing and employee stock ownership
plan  covering   substantially  all  employees.   Contribution  expense  totaled
$1,523,000 for 2000, $1,353,000 for 1999 and $1,105,000 for 1998.

     The Board of Directors has adopted incentive and nonqualified stock option plans. Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options granted to officers and other key employees. Three thousand shares of common stock of the Company were granted and issued as bonus shares of restricted stock, during each of the years ended December 31, 2000, 1999 and 1998.

     The  Company  applies  APB  Opinion  25  and  related   Interpretations  in
accounting for the plans and no compensation cost has been recognized. If the Company had elected to recognize compensation cost based on the fair value of the options granted, net income and earnings per share would have been reduced as indicated below:



(In thousands except per share data)                                  2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Net income - as reported                                           $  18,869         $  17,168         $ 16,487
Net income - pro forma                                                18,818            17,062           16,283
Diluted earnings per share - as reported                                2.58              2.33             2.24
Diluted earnings per share - pro forma                                  2.57              2.31             2.22



     The above pro forma amounts include only the effect of 2000, 1999 and 1998 option grants and therefore may not be representative of the pro forma impact in future years.

     The weighted average fair values of options granted during 2000, 1999 and 1998 were $3.92, $6.28 and $11.72 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                        2000             1999              1998
                                                                    ---------         ---------        ---------
Expected dividend yield                                                3.81%             2.70%            1.41%
Expected stock price volatility                                       16.00%            16.00%           16.00%
Risk-free interest rate                                                6.12%             6.37%            5.09%
Expected life of options                                             7 years           7 years          7 years


     The table below summarizes the transactions under the Company's stock option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended:


                                                     2000                     1999                   1998
                                            -----------------------  ----------------------- ----------------------
                                                          Weighted               Weighted                Weighted
                                                           Average                Average                 Average
                                              Shares     Exercisable    Shares  Exercisable    Shares   Exercisable
                                               (000)        Price        (000)     Price        (000)      Price
-------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year                    242     $ 24.64          233     $ 23.61         221    $  20.03
Granted                                            24       18.61           30       24.07          31       40.83
Forfeited/Expired                                  (5)      19.69           (1)      39.54          --          --
Exercised                                         (26)      11.68          (20)      10.06         (19)       9.11
                                            ---------                ---------                --------

Outstanding, end of year                          235       25.54          242       24.64         233       23.61
                                            =========                =========                ========

Exercisable, end of year                          182     $ 24.57          174     $ 22.07         146    $  19.65
                                            =========                =========                ========


     The following table summarizes information about stock options under the plan outstanding at December 31, 2000:



                                            Options Outstanding                        Options Exercisable
                             -------------------------------------------------   ----------------------------------
                                                 Weighted-
                                                  Average          Weighted-                          Weighted-
                                 Number          Remaining          Average           Number           Average
       Range of                Outstanding      Contractual        Exercise         Exercisable       Exercise
     Exercise Prices              (000)            Life              Price             (000)            Price
-------------------------------------------------------------------------------------------------------------------
   $8.29  to   $12.33              14               1 Year         $  9.35             14                $ 9.35
  $15.58  to   $21.13              71               3 Years         $19.18             55                $18.58
  $24.44  to   $27.00             108               6 Years         $26.01             87                $26.11
  $32.00  to   $45.25              42               4 Years         $40.52             26                $40.49




     Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $194,000 for 2000, $211,000 for 1999 and $284,000 for 1998. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8% discount factor.

NOTE 11:  ADDITIONAL CASH FLOW INFORMATION
-------------------------------------------------------------------------------

     In connection with cash acquisitions accounted for using the purchase method, the Company acquired assets and assumed liabilities as follows:



(In thousands)                                                        2000            1999              1998
------------------------------------------------------------------------------------------------------------------
Fair value of assets acquired                                      $  88,920        $       --       $       --
Liabilities assumed                                                   72,827                --               --
                                                                     -------         ---------         --------
Cash paid                                                             16,093                --               --
Funds acquired                                                         1,695                --               --
                                                                     -------         ---------         --------
Net funds paid                                                     $  14,398        $       --        $      --
                                                                    ========         =========         ========

Additional cash payment information

   Interest paid                                                   $  68,428        $   57,604       $   61,895
   Income taxes paid                                                   8,506             7,958            7,334


     Approximately, $9,000,000 of investment securities previously classified as held-to-maturity was reclassified as available-for-sale during the second quarter of 1999. This was the result the Company merging the Bank of Lincoln into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

NOTE 12:  OTHER EXPENSE
-------------------------------------------------------------------------------

     Other operating expenses consist of the following:



(In thousands)                                                        2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Professional services                                              $   1,532         $   1,444         $   1,920
Postage                                                                2,057             1,895             1,836
Telephone                                                              1,417             1,419             1,279
Credit card expense                                                    1,704             1,624             1,495
Operating supplies                                                     1,501             1,524             1,517
FDIC insurance                                                           299               232               248
Year 2000                                                                 --                --               500
Amortization of mortgage servicing rights (MSR's)                         --                --             1,223
Amortization of intangible assets                                      2,811             2,469             2,385
Other expense                                                          8,318             8,139             8,728
                                                                    --------          --------          --------
         Total                                                     $  19,639         $  18,746         $  21,131
                                                                    ========          ========          ========



     The Company had aggregate annual equipment rental expense of approximately $1,027,000 in 2000, $1,084,000 in 1999 and $1,022,000 in 1998. The Company had
aggregate annual occupancy rental expense of approximately $634,000 in 2000, $556,000 in 1999 and $604,000 in 1998.

NOTE 13:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

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

Long-Term Debt

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

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



                                                 December 31, 2000           December 31, 1999
                                            --------------------------  -------------------------
                                               Carrying       Fair          Carrying       Fair
(In thousands)                                  Amount        Value          Amount        Value
-------------------------------------------------------------------------------------------------
Financial assets
   Cash and cash equivalents                $   111,135   $   111,135   $    81,205    $   81,205
   Held-to-maturity securities                  184,413       185,663       174,392       171,554
   Available-for-sale securities                214,070       214,070       234,887       234,887
   Assets held in trading accounts                1,127         1,127         1,388         1,388
   Mortgage loans held for sale                   8,934         8,934         6,814         6,814
   Interest receivable                           18,878        18,878        15,681        15,681
   Loans, net                                 1,273,553     1,282,287     1,096,550     1,092,725

Financial liabilities
   Non-interest bearing transaction accounts    213,312       213,312       170,571       170,571
   Interest bearing transaction accounts and
     savings deposits                           471,609       477,939       463,354       469,710
   Time deposits                                920,665       928,349       776,708       779,066
   Federal funds purchased and securities
     sold under agreements to repurchase         67,250        67,250        60,496        60,496
   Short-term debt                                4,070         4,070         5,044         5,044
   Long-term debt                                41,681        43,671        46,219        47,724
   Interest payable                               7,171         7,171         5,906         5,906



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

     At December 31, 2000, the Company had outstanding commitments to extend credit aggregating approximately $246,550,000 and $157,859,000 for credit card commitments and other loan commitments, respectively. At December 31, 1999, the Company had outstanding commitments to extend credit aggregating approximately $227,358,000 and $105,145,000 for credit card commitments and other loan commitments, respectively.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $3,400,000 and $3,035,000 at December 31, 2000 and 1999, respectively, with terms ranging from 90 days to one year.

     At December 31, 2000, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 16:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE
--------------------------------------------------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize certain derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement is effective for the Company's fiscal year beginning January 1, 2001. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a material impact on the financial condition or operating results of the Company.


NOTE 17:  CONTINGENT LIABILITIES
-------------------------------------------------------------------------------

     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 18:  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

     The Company's subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2000, the Company subsidiaries had approximately $12.8 million in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2000, the Company meets all capital adequacy requirements to which it is subject.

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



                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                             For Capital        Prompt Corrective
                                                        Actual            Adequacy Purposes     Action Provision
                                                 --------------------  --------------------- ----------------------
(In thousands)                                     Amount    Ratio-%      Amount    Ratio-%     Amount    Ratio-%
-------------------------------------------------------------------------------------------------------------------
As of December 31, 2000
   Total Risk-Based Capital Ratio
     Simmons First National Corporation          $   171,138     13.3  $   103,240     8.0        $  N/A
     Simmons First National Bank                      78,304     11.8       53,088     8.0        66,359    10.0
     Simmons First Bank of Russellville               28,413     20.5       11,088     8.0        13,860    10.0
   Tier 1 Capital Ratio
     Simmons First National Corporation              154,470     12.0       51,620     4.0           N/A
     Simmons First National Bank                      69,515     10.5       26,482     4.0        39,723     6.0
     Simmons First Bank of Russellville               26,668     19.2        5,556     4.0         8,334     6.0
   Leverage Ratio
     Simmons First National Corporation              154,470      8.4       73,470     4.0           N/A
     Simmons First National Bank                      69,515      7.7       36,112     4.0        45,140     5.0
     Simmons First Bank of Russellville               26,668     12.7        8,399     4.0        10,499     5.0

As of December 31, 1999
   Total Risk-Based Capital Ratio
     Simmons First National Corporation          $   166,711     15.0  $    89,138     8.0   $       N/A
     Simmons First National Bank                      79,094     13.9       45,522     8.0        56,902    10.0
     Simmons First Bank of Russellville               26,324     19.8       10,636     8.0        13,295    10.0
   Tier 1 Capital Ratio
     Simmons First National Corporation              152,344     13.7       44,569     4.0           N/A
     Simmons First National Bank                      71,568     12.6       22,720     4.0        34,080     6.0
     Simmons First Bank of Russellville               24,656     18.5        5,331     4.0         7,997     6.0
   Leverage Ratio
     Simmons First National Corporation              152,344      9.1       66,964     4.0           N/A
     Simmons First National Bank                      71,568      8.9       32,165     4.0        40,207     5.0
     Simmons First Bank of Russellville               24,656     11.7        8,429     4.0        10,537     5.0


NOTE 19:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
--------------------------------------------------------------------------------



                                             CONDENSED BALANCE SHEETS
                                            DECEMBER 31, 2000 and 1999

(In thousands)                                                                 2000             1999
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                  $    7,493        $   3,980
Investments in wholly-owned subsidiaries                                      190,159          173,844
Intangible assets, net                                                            116              205
Investment securities                                                           1,721            8,598
Premises and equipment                                                          4,500            4,536
Other assets                                                                    4,731            4,654
                                                                            ---------         --------
         TOTAL ASSETS                                                      $  208,720        $ 195,817
                                                                            =========         ========

LIABILITIES
Long-term debt                                                             $   32,641        $  34,701
Other liabilities                                                               2,736            1,745
                                                                            ---------         --------
         Total liabilities                                                     35,377           36,446
                                                                            ---------         --------

STOCKHOLDERS' EQUITY
Common stock                                                                    7,181            7,316
Surplus                                                                        47,964           50,770
Undivided profits                                                             118,232          105,185
Accumulated other comprehensive income
   Unrealized depreciation on available-for-sale
     securities, net of income tax credit of $20 at 2000
     and $2,340 at 1999                                                           (34)          (3,900)
                                                                            ---------         --------
         Total stockholders' equity                                           173,343          159,371
                                                                            ---------         --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  208,720        $ 195,817
                                                                            =========         ========





                                               CONDENSED STATEMENTS OF INCOME
                                        YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

(In thousands)                                                        2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
INCOME
   Dividends from subsidiaries                                     $  13,238         $  14,614         $  11,904
   Other income                                                        4,536             3,611             3,476
                                                                    --------          --------          --------
                                                                      17,774            18,225            15,380
EXPENSE                                                                7,144             8,212             7,224
                                                                    --------          --------          --------
   Income before income taxes and equity in
     undistributed net income of subsidiaries                         10,630            10,013             8,156
   Provision for income taxes                                           (788)           (1,363)           (1,375)
                                                                    --------          --------          --------

Income before equity in undistributed net
   income of subsidiaries                                             11,418            11,376             9,531
Equity in undistributed net income of subsidiaries                     7,451             5,792             6,956
                                                                    --------          --------          --------

NET INCOME                                                         $  18,869         $  17,168         $  16,487
                                                                    ========          ========          ========




                                             CONDENSED STATEMENTS OF CASH FLOWS
                                       YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

(In thousands)                                                     2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                     $   18,869        $   17,168      $   16,487
   Items not requiring (providing) cash
     Depreciation and amortization                                       381               386             388
     Deferred income taxes                                                12               (37)            (28)
     Equity in undistributed income of bank subsidiaries              (7,451)           (5,792)         (6,956)
   Changes in
     Other assets                                                        (77)              309          (1,428)
     Other liabilities                                                   981              (511)            326
                                                                   ---------         ---------       ---------
         Net cash provided by operating activities                    12,715            11,523           8,789
                                                                   ---------         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of premises and equipment                                  (256)             (264)           (119)
   Sale of premises and equipment to subsidiary                           --               287              --
   Capital contribution to subsidiary                                 (5,000)               --              --
   Proceeds from maturities of available-for-sale securities          66,030            58,759          48,688
   Purchases of available-for-sale securities                        (59,153)          (65,721)        (46,117)
                                                                   ---------         ---------      ----------
         Net cash provided by (used in) investing activities           1,621            (6,939)          2,452
                                                                   ---------         ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal reduction on long-term debt                              (2,060)           (2,055)         (2,048)
   Dividends paid                                                     (5,822)           (5,366)         (4,918)
   (Repurchase) issuance of common stock, net                         (2,941)              289             279
                                                                   ---------         ---------       ---------
         Net cash provided by financing activities                   (10,823)           (7,132)         (6,687)
                                                                   ---------         ---------       ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    3,513            (2,548)          4,554

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                   3,980             6,528           1,974
                                                                   ---------         ---------       ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $    7,493        $    3,980      $    6,528
                                                                   =========         =========       =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No items are reportable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2001, filed pursuant to Regulation 14A on March 20, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2001 filed pursuant to Regulation 14A on March 20, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2001, filed pursuant to Regulation 14A on March 20, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2001, filed pursuant to Regulation 14A on March 20, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2.  Financial Statements and any Financial Statement Schedules

     The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this Annual Report.

(b) Reports on Form 8-K

     The registrant filed Form 8-K on October 19, 2000. The report contained the text of a press release issued by the registrant concerning the announcement of third quarter earnings.

     The registrant filed Form 8-K on December 12, 2000. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly dividend.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        /s/ John L. Rush         March 26, 2001
                                        ---------------------------------------
                                        John L. Rush, Secretary

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2001.

     Signature                                Title
     ---------                                -----


/s/ J. Thomas May
------------------------    President, Chairman, Chief Executive Officer
J. Thomas May               and Director


/s/ Barry L. Crow
------------------------    Executive Vice President and Chief Financial
Barry L. Crow               Officer (Principal Financial and Accounting Officer)


/s/ W. E. Ayres
------------------------    Director
W. E. Ayres


/s/ Lara F. Hutt, III
------------------------    Director
Lara F. Hutt, III


/s/ George Makris, Jr.
------------------------    Director
George Makris, Jr.


/s/ David R. Perdue
------------------------    Director
David R. Perdue


/s/ Harry L. Ryburn
------------------------    Director
Harry L. Ryburn


/s/ Henry F. Trotter
------------------------    Director
Henry F. Trotter, Jr.


/s/ Jerry W. Watkins
------------------------    Director
Jerry W. Watkins