Form 10-Q
period 2001-03-31
SIMMONS FIRST NATIONAL CORP
filed 2001-05-07
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 2001                  Commission File Number 06253
                   --------------                                         -----


                       SIMMONS FIRST NATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)


              Arkansas                                      71-0407808
-------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)


501 Main Street   Pine Bluff, Arkansas                       71601
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        870-541-1000
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


                                 YES  X     NO
                                    -----      -----

Indicate the number of shares outstanding of each of issuer's classes of common stock.

                       Class A, Common           7,072,216
                       Class B, Common           None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


                                                                       Page No.

Part I:   Summarized Financial Information

           Consolidated Balance Sheets --
             March 31, 2001 and December 31, 2000                          3-4

           Consolidated Statements of Income --
             Three months ended March 31, 2001 and 2000                      5

           Consolidated Statements of Cash Flows --
             Three months ended March 31, 2001 and 2000                      6

           Consolidated Statements of Changes in Stockholders' Equity
             Three months ended March 31, 2001 and 2000                      7

           Condensed Notes to Consolidated Financial Statements           8-17

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         18-31

           Review by Independent Certified Public Accountants               32

Part II:  Other Information                                              33-34

Part I:  Summarized Financial Information


                                                Simmons First National Corporation
                                                   Consolidated Balance Sheets
                                               March 31, 2001 and December 31, 2000


                                                           ASSETS


                                                                                             March 31,       December 31,
(In thousands, except share data)                                                              2001              2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash and non-interest bearing balances due from banks                                        $   66,375   $    77,495
Interest bearing balances due from banks                                                         29,838        12,990
Federal funds sold and securities purchased
   under agreements to resell                                                                    85,000        20,650
                                                                                             ----------    ----------
     Cash and cash equivalents                                                                  181,213       111,135

Investment securities                                                                           372,775       398,483
Mortgage loans held for sale                                                                     16,494         8,934
Assets held in trading accounts                                                                      43         1,127
Loans                                                                                         1,280,400     1,294,710
   Allowance for loan losses                                                                    (21,368)      (21,157)
                                                                                             ----------   -----------
     Net loans                                                                                1,259,032     1,273,553

Premises and equipment                                                                           46,288        46,597
Foreclosed assets held for sale, net                                                              1,211         1,104
Interest receivable                                                                              17,476        18,878
Intangible assets, net                                                                           34,456        35,241
Other assets                                                                                     16,609        17,441
                                                                                             ----------    ----------

         TOTAL ASSETS                                                                      $  1,945,597  $  1,912,493
                                                                                            ===========   ===========


See Condensed Notes to Consolidated Financial Statements.


                                                Simmons First National Corporation
                                                   Consolidated Balance Sheets
                                               March 31, 2001 and December 31, 2000


                                               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                            March 31,        December 31,
(In thousands, except share data)                                                              2001              2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
LIABILITIES
Non-interest bearing transaction accounts                                                   $   214,632  $    213,312
Interest bearing transaction accounts and savings deposits                                      465,490       471,609
Time deposits                                                                                   944,853       920,665
                                                                                            -----------   -----------
     Total deposits                                                                           1,624,975     1,605,586
Federal funds purchased and securities sold
   under agreements to repurchase                                                                76,531        67,250
Short-term debt                                                                                   6,298         4,070
Long-term debt                                                                                   41,457        41,681
Accrued interest and other liabilities                                                           21,335        20,563
                                                                                            -----------   -----------
     Total liabilities                                                                        1,770,596     1,739,150
                                                                                            -----------   -----------

STOCKHOLDERS' EQUITY
Capital stock
   Class A, common, par value $1 a share, authorized
   30,000,000 shares, 7,072,216 issued and outstanding
   at 2001 and 7,180,966 at 2000                                                                  7,072         7,181
Surplus                                                                                          45,355        47,964
Undivided profits                                                                               121,301       118,232
Accumulated other comprehensive income
   Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $764 at 2001 and
     income tax credit of $20 at 2000                                                             1,273           (34)
                                                                                            -----------   -----------

   Total stockholders' equity                                                                   175,001       173,343
                                                                                            -----------   -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  1,945,597  $  1,912,493
                                                                                            ===========   ===========

See Condensed Notes to Consolidated Financial Statements.


                                                Simmons First National Corporation
                                                 Consolidated Statements of Income
                                             Three Months Ended March 31, 2001 and 2000


                                                                                Three Months Ended
                                                                                     March 31
(In thousands, except per share data)                                            2001        2000
------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
INTEREST INCOME
   Loans                                                                     $  29,161    $  24,726
   Federal funds sold and securities purchased
     under agreements to resell                                                    639          352
   Investment securities                                                         5,700        5,907
   Mortgage loans held for sale, net of unrealized gains (losses)                  172          118
   Assets held in trading accounts                                                   7           18
   Interest bearing balances due from banks                                        335          142
                                                                             ---------    ---------
         TOTAL INTEREST INCOME                                                  36,014       31,263
                                                                             ---------    ---------

INTEREST EXPENSE
   Deposits                                                                     17,078       13,304
   Federal funds purchased and securities sold
     under agreements to repurchase                                              1,057          710
   Short-term debt                                                                 104          117
   Long-term debt                                                                  819          886
                                                                             ---------    ---------
         TOTAL INTEREST EXPENSE                                                 19,058       15,017
                                                                             ---------    ---------

NET INTEREST INCOME                                                             16,956       16,246
   Provision for loan losses                                                     1,853        1,720
                                                                             ---------    ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                                15,103       14,526
                                                                             ---------    ---------
NON-INTEREST INCOME
   Trust income                                                                  1,407        1,214
   Service charges on deposit accounts                                           2,101        1,727
   Other service charges and fees                                                  528          539
   Income on sale of mortgage loans, net of commissions                            624          365
   Income on investment banking, net of commissions                                162           88
   Credit card fees                                                              2,456        2,335
   Other income                                                                    815          692
   Gain on sale of securities, net                                                  --           --
                                                                             ---------    ---------
         TOTAL NON-INTEREST INCOME                                               8,093        6,960
                                                                             ---------    ---------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                9,003        8,387
   Occupancy expense, net                                                        1,166          872
   Furniture and equipment expense                                               1,336        1,281
   Loss on foreclosed assets                                                        75           51
   Other operating expenses                                                      5,237        4,689
                                                                             ---------    ---------
         TOTAL NON-INTEREST EXPENSE                                             16,817       15,280
                                                                             ---------    ---------
INCOME BEFORE INCOME TAXES                                                       6,379        6,206
   Provision for income taxes                                                    1,825        1,878
                                                                             ---------    ---------
NET INCOME                                                                   $   4,554    $   4,328
                                                                              ========     ========
BASIC EARNINGS PER SHARE                                                     $    0.64    $    0.59
                                                                              ========     ========
DILUTED EARNINGS PER SHARE                                                   $    0.64    $    0.59
                                                                              ========     ========

See Condensed Notes to Consolidated Financial Statements.


                                                Simmons First National Corporation
                                              Consolidated Statements of Cash Flows
                                           Three Months Ended March 31, 2001 and 2000



                                                                                     March 31,        March 31,
(In thousands)                                                                         2001             2000
-------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $    4,554      $    4,328
   Items not requiring (providing) cash
     Depreciation and amortization                                                       1,945           1,632
     Provision for loan losses                                                           1,853           1,720
     Net (accretion) amortization of investment securities                                (450)             11
     Deferred income taxes                                                                (211)           (152)
     Provision for foreclosed assets                                                        33              32
   Changes in
     Interest receivable                                                                 1,402             369
     Mortgage loans held for sale                                                       (7,560)           (330)
     Assets held in trading accounts                                                     1,084             574
     Other assets                                                                          832             617
     Accrued interest and other liabilities                                               (980)          1,109
     Income taxes payable                                                                1,963             990
                                                                                     ---------       ---------
         Net cash provided by operating activities                                       4,465          10,900
                                                                                     ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net collection (originations) of loans                                               12,366         (25,284)
   Purchase of premises and equipment, net                                                (851)         (1,011)
   Proceeds from sale of foreclosed assets                                                 162             238
   Proceeds from maturities of available-for-sale securities                            77,496          31,105
   Purchases of available-for-sale securities                                          (29,470)        (32,237)
   Proceeds from maturities of held-to-maturity securities                              21,174           6,630
   Purchases of held-to-maturity securities                                            (41,735)         (2,985)
                                                                                     ---------       ---------
         Net cash provided by (used in) investing activities                            39,142         (23,544)
                                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                             19,389          69,482
   Net proceeds of short-term debt                                                       2,228           3,937
   Dividends paid                                                                       (1,485)         (1,392)
   Repayments of long-term debt                                                           (224)         (1,858)
   Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                                       9,281         (16,325)
   (Repurchase) issuance of common stock, net                                           (2,718)            169
                                                                                     ---------       ---------
         Net cash provided by financing activities                                      26,471          54,013
                                                                                     ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   70,078          41,369
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                   111,135          81,205
                                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  181,213      $  122,574
                                                                                     =========       =========

See Condensed Notes to Consolidated Financial Statements.



                                                Simmons First National Corporation
                                      Consolidated Statements of Changes in Stockholders' Equity
                                           Three Months Ended March 31, 2001 and 2000



                                                                       Accumulated
                                                                          Other
                                              Common                  Comprehensive   Undivided
(In thousands, except share data)              Stock      Surplus        Income        Profits       Total
--------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                       7,316       50,770      (3,900)       105,185      159,371
 Comprehensive income
    Net income                                      --           --          --          4,328        4,328
    Change in unrealized depreciation on
     available-for-sale securities, net of
     income taxes of $190                           --           --         317             --          317
                                                                                                   --------
 Comprehensive income                                                                                 4,645
 Exercise of stock options - 14,400 shares          14          160          --             --          174
 Securities exchanged under stock option plan       --           (5)         --             --           (5)
 Cash dividends declared - $0.19 per share          --           --          --         (1,392)      (1,392)
                                                ------      -------     -------       --------     --------


Balance, March 31, 2000                          7,330       50,925      (3,583)       108,121      162,793
 Comprehensive income
    Net income                                      --           --          --         14,541       14,541
    Change in unrealized depreciation on
     available-for-sale securities, net of
     income taxes of $2,130                         --           --       3,549             --        3,549
                                                                                                   --------
 Comprehensive income                                                                                18,090
 Exercise of stock options - 11,400 shares          12          184          --             --          196
 Securities exchanged under stock option plan       (4)         (74)         --             --          (78)
 Repurchase of common stock - 156,827 shares      (157)      (3,071)         --             --       (3,228)
 Cash dividends declared - $0.61 per share          --           --          --         (4,430)      (4,430)
                                                ------      -------     -------       --------     --------


Balance, December 31, 2000                       7,181       47,964         (34)       118,232      173,343
 Comprehensive income
    Net income                                      --           --          --          4,554        4,554
    Change in unrealized depreciation on
     available-for-sale securities, net of
     income taxes of $782                           --           --       1,307             --        1,307
                                                                                                   --------
 Comprehensive income                                                                                 5,861
 Exercise of stock options - 12,100 shares          12          142          --             --          154
 Securities exchanged under stock option plan       (2)         (43)         --             --          (45)
 Repurchase of common stock - 118,955 shares      (119)      (2,708)         --             --       (2,827)
 Cash dividends declared - $0.21 per share          --           --          --         (1,485)      (1,485)
                                                ------      -------     -------       --------     --------


Balance, March 31, 2001                         $7,072      $45,355     $ 1,273       $121,301     $175,001
                                                 =====       ======      ======        =======      =======

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

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2000 filed with the Securities and Exchange Commission.

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

     The computation of per share earnings for the three months ended March 31, 2001 and 2000 is as follows:



(In thousands, except per share data)                                                  2001              2000
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                           $   4,554         $  4,328
                                                                                      --------          -------

Average common shares outstanding                                                        7,121            7,322
Average common share stock options outstanding                                              20               26
                                                                                     ---------          -------
Average diluted common shares                                                            7,141            7,348
                                                                                     ---------          -------

Basic earnings per share                                                             $    0.64         $   0.59
                                                                                      ========          =======
Diluted earnings per share                                                           $    0.64         $   0.59
                                                                                      ========          =======


NOTE 2:     ACQUISITIONS

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

NOTE 3:     INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:


                                           March 31,                                 December 31,
                                             2001                                       2000
                        --------------------------------------------- -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------
Held-to-Maturity
----------------
U.S. Treasury           $   24,702   $   580   $   --  $   25,282  $   21,923    $   246  $    (8)  $   22,161
U.S. Government
  agencies                  60,997       448       (1)     61,444      40,965        229     (145)      41,049
Mortgage-backed
  securities                10,153        81      (23)     10,211      11,065         46     (117)      10,994
State and political
  subdivisions             109,076     2,525      (75)    111,526     110,380      1,593     (594)     111,379
Other securities               178        --       --         178          80         --       --           80
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  205,106   $ 3,634   $  (99) $  208,641  $  184,413    $ 2,114  $  (864)  $  185,663
                         =========    ======    =====   =========   =========     ======   ======    =========
Available-for-Sale
------------------
U.S. Treasury           $   21,271   $   384   $   --  $   21,655  $   23,889    $   160  $   (12)  $   24,037
U.S. Government
  agencies                 112,379       846       (6)    113,219     157,434        167   (1,165)     156,436
Mortgage-backed
  securities                14,432       126      (57)     14,501      15,266         55     (140)      15,181
State and political
  subdivisions               6,621       298       (7)      6,912       6,621        217      (17)       6,821
Other securities            10,566       816       --      11,382      10,541      1,054       --       11,595
                         ---------    ------    -----   ---------   ---------     ------   ------    ---------
                        $  165,269   $ 2,470   $  (70) $  167,669  $  213,751    $ 1,653  $(1,334)  $  214,070
                         =========    ======    =====   =========   =========     ======   ======    =========


     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $258,194,000 at March 31, 2001 and $279,286,000 at December 31,
2000.

     The book value of securities sold under agreements to repurchase amounted to $20,701,000 and $34,235,000 for March 31, 2001 and December 31, 2000
respectively.

     Income earned on securities for the three months ended March 31, 2001 and 2000 is as follows:




(In thousands)                                                                         2001              2000
-------------------------------------------------------------------------------------------------------------------

Taxable
  Held-to-maturity                                                                   $   1,372         $  1,024
  Available-for-sale                                                                     2,938            3,547

Non-taxable
  Held-to-maturity                                                                       1,300            1,251
  Available-for-sale                                                                        90               85
                                                                                      --------          -------

         Total                                                                       $   5,700         $  5,907
                                                                                      ========          =======




     Maturities of investment securities at March 31, 2001 are as follows:


                                                Held-to-Maturity           Available-for-Sale
                                            --------------------------  -------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-------------------------------------------------------------------------------------------------

One year or less                            $    26,943   $    27,086   $    27,538    $   27,784
After one through five years                    111,507       112,967        87,870        88,686
After five through ten years                     50,400        51,807        28,586        29,023
After ten years                                  16,078        16,603        10,709        10,794
Other securities                                    178           178        10,566        11,382
                                             ----------    ----------    ----------     ---------
         Total                              $   205,106   $   208,641   $   165,269    $  167,669
                                             ==========    ==========    ==========     =========


     There were no gross realized gains or losses as of March 31, 2001 and 2000.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:     LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:


                                                                             March 31,      December 31,
(In thousands)                                                                 2001             2000
----------------------------------------------------------------------------------------------------------

Consumer
   Credit cards                                                            $     185,411     $    197,567
   Student loans                                                                  74,562           67,145
   Other consumer                                                                187,408          192,595
Real estate
   Construction                                                                   70,123           69,169
   Single family residential                                                     240,049          244,377
   Other commercial                                                              284,397          287,170
Commercial
   Commercial                                                                    173,040          161,134
   Agricultural                                                                   49,274           57,164
   Financial institutions                                                          4,741            2,339
Other                                                                             11,395           16,050
                                                                            ------------      -----------
Total loans before allowance for loan losses                               $   1,280,400     $  1,294,710
                                                                            ============      ===========


     During the first three months of 2001, foreclosed assets held for sale increased $107,000 to $1,211,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at March 31, 2001, were $147,000, $9,817,000 and $2,121,000, respectively, bringing the total of non-performing assets to $13,296,000.

     Transactions in the allowance for loan losses are as follows:




                                                                                     March 31,        December 31,
(In thousands)                                                                         2001              2000
-------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                           $  21,157         $ 17,085
Additions
   Provision charged to expense                                                          1,853            1,720
                                                                                     ---------         --------
                                                                                        23,010           18,805
Deductions
   Losses charged to allowance, net of recoveries
     of $420 and $595 for the first three months of
     2001 and 2000, respectively                                                         1,642            1,086
                                                                                      --------          -------

Balance, March 31                                                                   $   21,368         $ 17,719
                                                                                     =========          -------

Additions
   Allowance for loan losses of acquired branches                                                         2,605
   Provision charged to expense                                                                           5,811
                                                                                                       --------
                                                                                                         26,135
Deductions
   Losses charged to allowance, net of recoveries
     of $1,090 for the last nine months of
     2000                                                                                                 4,978
                                                                                                        -------

Balance, end of year                                                                                   $ 21,157
                                                                                                        =======



     At March 31, 2001 and December 31, 2000, impaired loans totaled $21,803,000 and $18,099,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at March 31, 2001, were $4,101,000 and $3,070,000 at December 31, 2000.

     Approximately, $266,000 and $120,000 of interest income was recognized on average impaired loans of $19,951,000 and $11,780,000 as of March 31, 2001 and 2000, respectively. Interest recognized on impaired loans on a cash basis during the first three months of 2001 and 2000 was immaterial.

NOTE 5:     TIME DEPOSITS

     Time deposits include approximately $348,167,000 and $324,969,000 of certificates of deposit of $100,000 or more at March 31, 2001 and December 31, 2000, respectively.

NOTE 6:     INCOME TAXES

     The provision for income taxes is comprised of the following components:



                                                                     March 31,             March 31,
(In thousands)                                                        2001                   2000
-------------------------------------------------------------------------------------------------------

Income taxes currently payable                                  $          2,036       $          2,030
Deferred income taxes                                                       (211)                  (152)
                                                                 ---------------        ---------------
Provision for income taxes                                      $          1,825       $          1,878
                                                                 ===============        ===============


     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:


                                                                        March 31,        December 31,
(In thousands)                                                           2001                2000
-------------------------------------------------------------------------------------------------------

Deferred tax assets
   Allowance for loan losses                                    $          7,893       $          7,696
   Valuation of foreclosed assets                                            240                    231
   Deferred compensation payable                                             701                    708
   Deferred loan fee income                                                  354                    414
   Vacation compensation                                                     458                    453
   Mortgage servicing reserve                                                386                    384
   Loan interest                                                             136                    126
   Available-for-sale securities                                              --                     20
   Other                                                                     193                    127
                                                                ----------------       ----------------
      Total deferred tax assets                                           10,361                 10,159
                                                                ----------------       ----------------

Deferred tax liabilities
   Accumulated depreciation                                               (1,550)                (1,577)
   Available-for-sale securities                                            (764)                    --
   FHLB stock dividends                                                     (628)                  (590)
   Other                                                                    (202)                  (202)
                                                                -----------------      ----------------
      Total deferred tax liabilities                                      (3,144)                (2,369)
                                                                ----------------       ----------------
Net deferred tax assets included in other
   assets on balance sheets                                     $          7,217       $          7,790
                                                                 ===============        ===============


     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:


                                                                    March 31,              March 31,
(In thousands)                                                        2001                   2000
-------------------------------------------------------------------------------------------------------


Computed at the statutory rate (35%)                            $          2,233       $          2,172

Increase (decrease) resulting from:
   Tax exempt income                                                        (545)                  (480)
   Other differences, net                                                    137                    186
                                                                 ---------------        ---------------

Actual tax provision                                            $          1,825       $          1,878
                                                                 ===============        ===============


NOTE 7:     LONG-TERM DEBT

     Long-term debt at March 31, 2001 and December 31, 2000, consisted of the following components,



                                                                    March 31,            December 31,
(In thousands)                                                        2001                   2000
-------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                  $         14,000       $         14,000
9.75% note due 2008, secured by land and building                            841                    857
5.62% to 8.41% FHLB advances due 2000 to 2018,
   secured by residential real estate loans                                9,366                  9,574
Trust preferred securities                                                17,250                 17,250
                                                                 ---------------        ---------------

                                                                $         41,457       $         41,681
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

     Aggregate annual maturities of long-term debt at March 31, 2001 are:



                                                                                            Annual
(In thousands)                                                           Year             Maturities
-------------------------------------------------------------------------------------------------------
                                                                            2001       $          2,669
                                                                            2002                  2,925
                                                                            2003                  2,871
                                                                            2004                  2,876
                                                                            2005                  2,953
                                                                         Thereafter              27,163
                                                                                        ---------------

                                                                          Total        $         41,457
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

NOTE 9:     UNDIVIDED PROFITS

     The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At March 31, 2001, the bank subsidiaries had approximately $8.5 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of March 31, 2001, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 13.5% at March 31, 2001.

NOTE 10:    STOCK OPTIONS AND RESTRICTED STOCK

     At March 31, 2001, the Company had stock options outstanding of 223,350 shares and stock options exercisable of 176,140 shares. During the first three months of 2001, there were 12,100 shares issued upon exercise of stock options and no additional stock options of the Company were granted. No additional shares of common stock of the Company were granted or issued as bonus shares of restricted stock, during the first three months of 2001.

NOTE 11:     ADDITIONAL CASH FLOW INFORMATION



                                                              Three Months Ended
                                                                    March 31,
(In thousands)                                              2001                  2000
----------------------------------------------------------------------------------------

Interest paid                                       $       18,955      $        15,025
Income taxes paid                                   $           73      $         1,040




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

NOTE 13:     COMMITMENTS AND CREDIT RISK

     The eight affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 14.5% and 15.3% of the portfolio, as of March 31, 2001 and December 31, 2000, respectively.

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

     At March 31, 2001, the Company had outstanding commitments to extend credit aggregating approximately $253,138,000 and $183,596,000 for credit card commitments and other loan commitments, respectively. At December 31, 2000, the Company had outstanding commitments to extend credit aggregating approximately $246,550,000 and $157,859,000 for credit card commitments and other loan commitments, respectively.

     Letters  of  credit  are  conditional   commitments   issued  by  the  bank
subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $2,754,000 and $3,400,000 at March 31, 2001 and December 31, 2000, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
--------

     Simmons First National Corporation achieved record first quarter earnings of $4,554,000, or $0.64 diluted earnings per share for the three-month period ended March 31, 2001. These earnings reflect an increase of $226,000, or $0.05 per share over the March 31, 2000 earnings of $4,328,000, or $0.59 diluted earnings per share. Return on average assets and return on average stockholders' equity for the three-month period ended March 31, 2001, was 0.96% and 10.56%, compared to 1.02% and 10.66%, respectively, for the same period in 2000. The first quarter earnings for 2001 were predominantly influenced by solid growth (March 31, 2000 to March 31, 2001) in the loan portfolio and deposits. However, this growth was offset from a 26 basis point decline in the first quarter net interest margin from March 31, 2000 to March 31, 2001.

     Because of the Company's previous cash acquisitions, cash earnings (net income excluding amortization of intangible assets) are an integral component of earnings. Diluted cash earnings, on a per share basis, as of March 31, 2001 were $0.71 an increase of $0.06, or 9.2% when compared to $0.65 as of March 31, 2000. Cash return on average assets was 1.09% and cash return on average stockholders' equity was 11.85% for the three-month period ended March 31, 2001, compared with 1.13% and 11.79%, respectively, for the same period in 2000.

     Total assets for the Company at March 31, 2001, were $1.946 billion, an increase of $33 million over the same figure at December 31, 2000. Stockholders' equity at the end of the first quarter of 2001 was $175.0 million, a $1.7 million, or 1.0%, increase from December 31, 2000. During the 1st quarter of 2001 the Company repurchased 118,955 common shares of stock. This stock repurchase decreased stockholders' equity by $2.8 million.

     Asset quality remains strong with the allowance for loan losses as a percent of total loans at 1.67% and 1.63% as of March 31, 2001 and December 31, 2000, respectively. As of March 31, 2001, non-performing loans equaled 0.93% of total loans compared to 0.85% as of year-end 2000. As of March 31, 2001, the allowance for loan losses equaled 179% of non-performing loans compared to 193% at year-end 2000.

     Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company, with community banks in Pine Bluff, Jonesboro, Lake Village, Dumas, Rogers, Russellville, Searcy and El Dorado, Arkansas. The Company's eight banks conduct financial operations from 63 offices in 33 communities throughout Arkansas.

ACQUISITIONS
------------

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

STOCK REPURCHASE
----------------

     On January 23, 2001, the Company announced the expansion of the stock repurchase program. This expansion authorized the repurchase of an additional 200,000 common shares. The expanded program now has authorized the repurchase of up to 400,000 common shares.

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

     During the three-month period ended March 31, 2001, the Company repurchased 118,955 common shares of stock with a weighted average repurchase price of $23.77 per share. As of March 31, 2001, the Company has repurchased a total of 275,782 common shares of stock with a weighted average repurchase price of $21.96 per share. The Company anticipates the repurchase program will have a positive impact on earnings per share of approximately $0.07 for 2001 year to date earnings.

NET INTEREST INCOME
-------------------

     Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50% for March 31, 2001 and 2000).

     For the three-month period ended March 31, 2001, net interest income on a fully taxable equivalent basis was $17.7 million, an increase of $754,000, or 4.4%, from the same period in 2000. The increase in net interest income was the result of a $4.8 million increase in interest income and a $4.0 million increase in interest expense. Interest income increased as a result of a higher yield earned on earning assets and from growth in the loan portfolio. The increase in interest expense was the result of a higher cost of funds and from deposit growth. Although, interest rates were declining during the first three months of 2001, the earning assets and interest bearing liabilities have not had enough time to complete the adjustment period. Thus, the yield on earning assets and cost of funds remained higher in the first three months of 2001 versus the first three months of 2000. As a result of these factors, the net interest margin declined 26 basis points to 4.08% for the three-month period ended March 31, 2001, when compared to 4.34% for the same period in 2000.

     Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2001 and 2000, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month periods ended March 31, 2001 versus March 31, 2000.


Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

                                                                           Period  Ended March 31
                                                                       ------------------------------
(In thousands)                                                             2001              2000
-----------------------------------------------------------------------------------------------------

Interest income                                                        $      36,014    $      31,263
FTE adjustment                                                                   750              706
                                                                       -------------    -------------

Interest income - FTE                                                         36,764           31,969
Interest expense                                                              19,058           15,017
                                                                       -------------    -------------


Net interest income - FTE                                              $      17,706    $      16,952
                                                                        ============     ============

Yield on earning assets - FTE                                                  8.47%            8.18%
Cost of interest bearing liabilities                                           5.08%            4.48%
Net interest spread - FTE                                                      3.39%            3.70%
Net interest margin - FTE                                                      4.08%            4.34%



Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

                                                                                                March 31,
(In thousands)                                                                               2001 vs. 2000
-----------------------------------------------------------------------------------------------------------

Increase due to change in earning assets                                                  $          4,035
Increase due to change in earning asset yields                                                         760
Decrease due to change in interest bearing liabilities                                              (2,245)
Decrease due to change in interest rates paid on
       interest bearing liabilities                                                                 (1,796)
                                                                                          ----------------
Increase in net interest income                                                           $            754
                                                                                           ===============


     Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the periods ended March 31, 2001 and 2000. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.



Table 3:  Average Balance Sheets and Net Interest Income Analysis

                                                              Period  Ended March  31
                                        ----------------------------------------------------------------------
                                                        2001                               2000
                                        ---------------------------------  -----------------------------------
                                            Average      Income/  Yield/       Average      Income/  Yield/
(In thousands)                              Balance      Expense  Rate(%)      Balance      Expense  Rate(%)
--------------------------------------------------------------------------------------------------------------
ASSETS
------
Earning Assets
Interest bearing balances
   due from banks                       $    25,202    $     335    5.39   $     9,977    $     142    5.72
Federal funds sold                           46,205          639    5.61        24,698          352    5.73
Investment securities - taxable             273,507        4,310    6.39       297,561        4,571    6.18
Investment securities - non-taxable         115,424        2,061    7.24       111,862        2,024    7.28
Mortgage loans held for sale                 11,263          172    6.19         6,027          118    7.87
Assets held in trading accounts                 693            7    4.10         1,326           18    5.46
Loans                                     1,287,630       29,240    9.21     1,120,836       24,744    8.88
                                        -----------    ---------           -----------    ---------
   Total interest earning assets          1,759,924       36,764    8.47     1,572,287       31,969    8.18
                                                       ---------                          ---------
Non-earning assets                          159,373                            138,278
                                        -----------                        -----------
   Total assets                         $ 1,919,297                        $ 1,710,565
                                         ==========                         ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Liabilities
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts               $   462,016    $   3,181    2.79   $   442,664    $   2,972    2.70
   Time deposits                            930,942       13,897    6.05       793,767       10,332    5.24
                                        -----------    ---------           -----------    ---------
     Total interest bearing deposits      1,392,958       17,078    4.97     1,236,431       13,304    4.33
Federal funds purchased and
   securities sold under agreement
   to repurchase                             81,472        1,057    5.26        57,622          710    4.96
Other borrowed funds
   Short-term debt                            6,156          104    6.85        10,305          117    4.57
   Long-term debt                            41,538          819    8.00        44,812          886    7.95
                                        -----------    ---------           -----------    ---------
     Total interest bearing liabilities   1,522,124       19,058    5.08     1,349,170       15,017    4.48
                                                       ---------                          ---------
Non-interest bearing liabilities
   Non-interest bearing deposits            202,688                            182,282
   Other liabilities                         19,595                             15,847
                                        -----------                        -----------
       Total liabilities                  1,744,407                          1,547,299
Stockholders' equity                        174,890                            163,266
                                        -----------                        -----------
   Total liabilities and
     stockholders' equity               $ 1,919,297                        $ 1,710,565
                                         ==========                         ==========
Net interest spread                                                 3.39                               3.70
Net interest margin                                    $  17,706    4.08                  $  16,952    4.34
                                                        ========                           ========


     Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2001 as compared to the prior period. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.



Table 4:  Volume/Rate Analysis

                                                                  Period Ended March 31
                                                                       2001 over 2000
                                                 ----------------------------------------------------
(In thousands, on a fully                                               Yield/
 taxable equivalent basis)                          Volume               Rate              Total
-----------------------------------------------------------------------------------------------------

Increase (decrease) in

Interest income
   Interest bearing balances
      due from banks                             $         203       $         (10)   $           193
   Federal funds sold                                      297                 (10)               287
   Investment securities - taxable                        (377)                116               (261)
   Investment securities - non-taxable                      64                 (27)                37
   Mortgage loans held for sale                             85                 (31)                54
   Assets held in trading accounts                          (8)                 (3)               (11)
   Loans                                                 3,771                 725              4,496
                                                 -------------       -------------    ---------------

   Total                                                 4,035                 760              4,795
                                                 -------------       -------------    ---------------

Interest expense
   Interest bearing transaction and
     savings accounts                                      132                  77                209
   Time deposits                                         1,928               1,637              3,565
   Federal funds purchased
     and securities sold under
     agreements to repurchase                              307                  40                347
   Other borrowed funds
     Short-term debt                                       (57)                 44                (13)
     Long-term debt                                        (65)                 (2)               (67)
                                                 -------------       -------------    ---------------

   Total                                                 2,245               1,796              4,041
                                                 -------------       -------------    ---------------
Increase (decrease) in
 net interest income                             $       1,790       $      (1,036)   $           754
                                                  ============        ============     ==============


PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended March 31, 2001 and 2000 was $1.853 and $1.720 million, respectively. The primary reason for this increase is the growth in the loan portfolio from March 31 2000 to 2001.

NON-INTEREST INCOME
-------------------

     Total non-interest income was $8.1 million for the three-month period ended March 31, 2001, compared to $7.0 million for the same period in 2000. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

     Table 5 shows non-interest income for the three-month periods ended March 31, 2001 and 2000, respectively, as well as changes in 2001 from 2000.


Table 5:  Non-Interest Income

                                                      Period Ended March 31                   2001
                                                      ---------------------                Change from
(In thousands)                                          2001         2000                     2000
-------------------------------------------------------------------------------------------------------------------

Trust income                                       $     1,407    $     1,214        $    193      15.90%
Service charges on deposit accounts                      2,101          1,727             374      21.66
Other service charges and fees                             528            539             (11)     -2.04
Income on sale of mortgage loans,
   net of commissions                                      624            365             259      70.96
Income on investment banking,
   net of commissions                                      162             88              74      84.09
Credit card fees                                         2,456          2,335             121       5.18
Other income                                               815            692             123      17.77
                                                   -----------    -----------        --------
       Total non-interest income                   $     8,093    $     6,960        $  1,133      16.28%
                                                    ==========     ==========         =======


     Recurring fee income for the three-month period ended March 31, 2001 was $6.5 million, an increase of approximately $700,000, or 11.6%, when compared with the same period for 2000. For the three-month period ended March 31, 2001, trust fees increased $193,000, service charges on deposit accounts increased $374,000 and credit card fees increased $121,000 from the March 31, 2000 level. The increase in trust fees for 2001 is primarily the result of growth in the number of trust relationships and an improved fee structure. The increase in credit card fees for 2001 is the result of growth in the credit card portfolio (March 31, 2000 to March 31, 2001). The increase in service charges on deposit accounts for 2001 is the result of internal deposit growth, an improved fee structure and the acquisition completed during July 2000.

     During the three-month period ended March 31, 2001, income on the sale of mortgage loans increased $259,000 from the same period during 2000. This increase was the result of a higher mortgage origination volume for the 1st quarter 2001 compared the 1st quarter of 2000. This increase in volume was primarily the result of the 1st quarter 2001 decline in mortgage interest rates.

NON-INTEREST EXPENSE
--------------------

     Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses and other expenses necessary for the operation of the Company. Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures that have been installed. The Company utilizes an extensive profit planning and reporting system involving all affiliates. Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets. These profit plans are subject to extensive initial reviews and monitored by management on a monthly basis. Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met. Management also regularly monitors staffing levels at each affiliate, to ensure productivity and overhead are in line with existing workload requirements.

     Non-interest expense for the three-month period ended March 31, 2001 was $16.8 million, an increase of $1.5 million or 10.1%, from the same period in 2000. The increase in non-interest expense in first three months of 2001, compared to first three months of 2000 reflects the acquisition completed during July 2000 and the normal increased cost of doing business.

     Table 6 below shows non-interest expense for the periods ended March 31, 2001 and 2000, respectively, as well as changes to the first three months of 2001 from first three months of 2000, respectively.



Table 6:  Non-Interest Expense

                                                  Period Ended March 31                       2001
                                                  ---------------------                   Change from
(In thousands)                                   2001           2000                          2000
-------------------------------------------------------------------------------------------------------------------

Salaries and employee benefits              $        9,003    $       8,387       $      616        7.34%
Occupancy expense, net                               1,166              872              294       33.72
Furniture and equipment expense                      1,336            1,281               55        4.29
Loss on foreclosed assets                               75               51               24       47.06
Other operating expenses
   Professional services                               423              384               39       10.16
   Postage                                             510              530              (20)      -3.77
   Telephone                                           380              337               43       12.76
   Credit card expenses                                424              404               20        4.95
   Operating supplies                                  403              355               48       13.52
   FDIC insurance                                       76               76               --        0.00
   Amortization of intangibles                         785              618              167       27.03
   Other expense                                     2,236            1,985              251       12.64
                                            --------------    -------------       ----------
       Total non-interest expense           $       16,817    $      15,280       $    1,537       10.06%
                                             =============     ============        =========


EARNINGS/RATIOS EXCLUDING INTANGIBLES
-------------------------------------

     Table 7 reconciles reported earnings to net income excluding intangible amortization (cash earnings) for the three-month periods ended March 31, 2001 and 2000. Table 8 presents the calculation of the cash return on assets and cash return on equity for the three-month periods ended March 31, 2001 and 2000. The Company specifically formulated these calculations and the results may not be comparable to similarly titled measures reported by other companies. Also, cash earnings are not entirely available for use by management. See the Consolidated Statements of Cash Flows and Notes to the Financial Statements for other information regarding funds available for use by management.



Table 7: Earnings Excluding Intangibles and Merger-Related Expenses

                                                            Reported         Intangible           "Cash "
(In thousands)                                              Earnings        Amortization         Earnings
-------------------------------------------------------------------------------------------------------------

Period Ended March 31, 2001
---------------------------
Income before income taxes                                  $   6,379        $     785          $   7,164
     Provision for income taxes                                 1,825              267              2,092
                                                            ---------        ---------          ---------
Net Income                                                  $   4,554        $     518          $   5,072
                                                             ========         ========           ========

Basic earnings per common share                             $    0.64        $    0.07          $    0.71
                                                             ========         ========           ========
Diluted earnings per common share                           $    0.64        $    0.07          $    0.71
                                                             ========         ========           ========

Period Ended March 31, 2000
---------------------------
Income before income taxes                                  $   6,206        $     618          $   6,824
     Provision for income taxes                                 1,878              203              2,081
                                                            ---------        ---------          ---------
Net Income                                                  $   4,328        $     415          $   4,743
                                                             ========         ========          =========

Basic earnings per common share                             $    0.59        $    0.06          $    0.65
                                                             ========         ========           ========
Diluted earnings per common share                           $    0.59        $    0.06          $    0.65
                                                             ========         ========           ========




Table 8: Ratios Excluding Intangibles and Merger-Related Expenses

                                                                         Period Ended March 31
                                                                  ---------------------------------
(In thousands)                                                       2001                    2000
----------------------------------------------------------------------------------------------------------

Cash ROA:  A/(B-D)*(G/F)                                              1.09%                   1.13%
Cash ROE:  A/(C-E)*(G/F)                                             11.85%                  11.79%

     Cash earnings                                            $       5,072           $       4,743  (A)
     Average total assets                                         1,919,297               1,710,565  (B)
     Average stockholders' equity                                   174,890                 163,266  (C)
     Average total intangible assets                                 34,840                  26,914  (D)
     Average intangible assets remaining in
           stockholders' equity                                       1,321                   1,433  (E)
     Total days during the period                                        90                     91   (F)
     Total days during the year                                         365                     366  (G)


LOAN PORTFOLIO
--------------

     The Company's loan portfolio averaged $1.288 billion and $1.121 billion during the first three months of 2001 and 2000, respectively. As of March 31, 2001, total loans were $1.280 billion, compared to $1.295 billion on December 31, 2000. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

     Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $447.4 million at March 31, 2001, or 34.9% of total loans, compared to $457.3 million, or 35.3% of total loans at December 31, 2000. The consumer loan decrease from December 31, 2000 to March 31, 2001 is the result of the Company's lower credit card portfolio and other consumer loans. However, those lower levels were offset by an increase in student loans. The credit card portfolio decrease and the student loan increase was the result of seasonality in the Company's portfolio for those respective products. The decrease in other consumer loans is the result of a decline in the Company's indirect lending.

     Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $594.6 million at March 31, 2001, or 46.4% of total loans, which is comparable to the $600.7 million, or 46.4% of total loans at December 31, 2000.

     Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $227.1 million at March 31, 2001, or 17.7% of total loans, compared to $220.6 million, or 17.0% of total loans at December 31, 2000. The commercial loan increase from December 31, 2000 to March 31, 2001 is the result of strong commercial loan demand.

     The amounts of loans outstanding at the indicated dates are reflected in Table 9, according to type of loan.


Table 9:  Loan Portfolio

                                                              March 31,         December 31,
(In thousands)                                                  2001                2000
----------------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                           $     185,411      $     197,567
   Student loans                                                 74,562             67,145
   Other consumer                                               187,408            192,595
Real Estate
   Construction                                                  70,123             69,169
   Single family residential                                    240,049            244,377
   Other commercial                                             284,397            287,170
Commercial
   Commercial                                                   173,040            161,134
   Agricultural                                                  49,274             57,164
   Financial institutions                                         4,741              2,339
Other                                                            11,395             16,050
                                                          -------------      -------------

      Total loans                                         $   1,280,400      $   1,294,710
                                                           ============       ============

ASSET QUALITY
-------------

     A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans. This includes loans past due 90 days or more, nonaccrual loans and certain loans identified by management.

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

     At March 31, 2001, impaired loans were $21.8 million compared to $18.1 million at December 31, 2000. The increase in impaired loans from December 31, 2000 primarily relates to an additional $2.8 million of borrowers that are still performing, but for which management has internally identified as impaired.
Management has evaluated the underlying collateral on each loan and has allocated specific reserves in order to absorb any potential loss if the collateral were ultimately foreclosed.

     Table 10 presents information concerning non-performing assets, including nonaccrual and other real estate owned.


Table 10:  Non-performing Assets
                                                      March 31,             December 31,
 (In thousands)                                         2001                    2000
------------------------------------------------------------------------------------------

Nonaccrual loans                                 $       9,817             $       8,212
Loans past due 90 days or more
  (principal or interest payments)                       2,121                     2,752
                                                 -------------             -------------

     Total non-performing loans                         11,938                    10,964
                                                 -------------             -------------

Other non-performing assets
  Foreclosed assets held for sale                        1,211                     1,104
  Other non-performing assets                              147                       196
                                                 -------------              ------------
      Total other non-performing assets                  1,358                     1,300
                                                 -------------              ------------

          Total non-performing assets            $      13,296             $      12,264
                                                  ============              ============

Allowance for loan losses to
  non-performing loans                                 178.99%                   192.97%
Non-performing loans to total loans                      0.93%                     0.85%
Non-performing assets to total assets                    0.68%                     0.64%


     Approximately $223,000 and $168,000 of interest income would have been recorded for the three-month periods ended March 31, 2001 and 2000, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the three-month periods ended March 31, 2001 and 2000.

ALLOWANCE FOR LOAN LOSSES
-------------------------

     An analysis of the allowance for loan losses is shown in Table 11.



Table 11:  Allowance for Loan Losses

(In thousands)                                                2001                    2000
-----------------------------------------------------------------------------------------------

Balance, beginning of year                             $         21,157         $        17,085
                                                        ---------------          --------------

Loans charged off
   Credit card                                                      965                     745
   Other consumer                                                   617                     396
   Real estate                                                      209                     285
   Commercial                                                       271                     255
                                                       ----------------         ---------------
         Total loans charged off                                  2,062                   1,681
                                                       ----------------         ---------------

Recoveries of loans previously charged off
   Credit card                                                      131                     113
   Other consumer                                                   192                     235
   Real estate                                                       63                      58
   Commercial                                                        34                     189
                                                       ----------------         ---------------
         Total recoveries                                           420                     595
                                                       ----------------         ---------------
   Net loans charged off                                          1,642                   1,086
Provision for loan losses                                         1,853                   1,720
                                                       ----------------         ---------------
Balance, March 31                                      $         21,368         $        17,719
                                                        ===============          --------------

Loans charged off
   Credit card                                                                            2,639
   Other consumer                                                                         1,953
   Real estate                                                                              321
   Commercial                                                                             1,155
                                                                                ---------------
         Total loans charged off                                                          6,068
                                                                                ---------------

Recoveries of loans previously charged off
   Credit card                                                                              355
   Other consumer                                                                           565
   Real estate                                                                               34
   Commercial                                                                               136
                                                                                ---------------
         Total recoveries                                                                 1,090
                                                                                ---------------
   Net loans charged off                                                                  4,978
Allowance for loan losses of
   acquired institutions                                                                  2,605
Provision for loan losses                                                                 5,811
                                                                                ---------------
Balance, end of year                                                            $        21,157
                                                                                 ==============


     The amount of provision to the allowance during the three-month periods ended March 31, 2001 and 2000 and for the year ended 2000 was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

DEPOSITS
--------

     Deposits are the Company's primary source of funding for earning assets. The Company offers a variety of products designed to attract and retain customers, with the primary focus on core deposits.

     Total deposits as of March 31, 2001 were $1.625 billion, compared to $1.606 billion on December 31, 2000. The increase in deposits from December 31, 2000 to March 31, 2001 is primarily attributable to an increase in large certificates of deposit from local markets. As of March 31, 2001 time deposits over $100,000 were $348.2 million, an increase of $23.2 million over the $325.0 million reported as of December 31, 2000.

CAPITAL
-------

     At March 31, 2001, total capital reached $175.0 million. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At March 31 2001, the Company's equity to asset ratio was 8.99% compared to 9.06% at year-end 2000. This decrease is primarily attributable to the Company's stock repurchase program.

     The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At March 31, 2001, the leverage ratio and the Tier 1 capital ratio was 8.26% and 12.16%, respectively, while the Company's total risk-based capital ratio was 13.45%, all of which exceed the capital minimums established in the risk-based capital requirements.

     The Company's risk-based capital ratios at March 31, 2001 and December 31, 2000 are presented in table 12.



Table 12:  Risk-Based Capital
                                                                             March 31,      December 31,
(In thousands)                                                                 2001             2000
----------------------------------------------------------------------------------------------------------

Tier 1 capital
   Stockholders' equity                                                $      175,001   $      173,343
   Trust preferred securities                                                  17,250           17,250
   Intangible assets                                                          (34,456)         (35,241)
   Unrealized (gain) loss on available-
     for-sale securities                                                       (1,273)              34
   Other                                                                         (907)            (916)
                                                                       --------------   --------------

              Total Tier 1 capital                                            155,615          154,470
                                                                       --------------   --------------

Tier 2 capital
   Qualifying unrealized gain on
    available-for-sale equity securities                                          367              475
   Qualifying allowance for loan losses                                        16,059           16,193
                                                                       --------------   --------------

              Total Tier 2 capital                                             16,426           16,668
                                                                       --------------   --------------

              Total risk-based capital                                 $      172,041   $      171,138
                                                                        =============    =============

Risk weighted assets                                                   $    1,279,382   $    1,290,494
                                                                        =============    =============

Assets for leverage ratio                                              $    1,883,934   $    1,837,163
                                                                        =============    =============

Ratios at end of year
     Leverage ratio                                                             8.26%            8.41%
     Tier 1 capital                                                            12.16%           11.97%
     Total risk-based capital                                                  13.45%           13.26%

Minimum guidelines
     Leverage ratio                                                             4.00%            4.00%
     Tier 1 capital                                                             4.00%            4.00%
     Total risk-based capital                                                   8.00%            8.00%



FORWARD-LOOKING STATEMENTS
--------------------------

     Statements in this report that are not historical facts should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, economic conditions, credit quality, interest rates, loan demand and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. Additional information on factors that might affect the Company's financial results is included in its annual report for 2000 (Form 10-K) filed with the Securities and Exchange Commission.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              BAIRD, KURTZ & DOBSON

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2001, and the related condensed consolidated statements of income, cash flows and changes in stockholders' equity for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated February 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                       /s/ Baird, Kurtz & Dobson
                                       BAIRD, KURTZ & DOBSON


Pine Bluff, Arkansas
May 3, 2001

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




                                                  Number
Identity(1)    Date of Sale                     of Shares   Price(2)                 Type of Transaction
--------------------------------------------------------------------------------------------------------------------

2 Officers     January, 2001                     2,100      15.8333                 Incentive Stock Option
8 Officers     February, 2001                    2,700      15.8333                 Incentive Stock Option
6 Officers     March, 2001                       6,300       9.6250                 Incentive Stock Option
1 Officer      March, 2001                         400      15.8333                 Incentive Stock Option
1 Officer      March, 2001                         600      21.1250                 Incentive Stock Option

----------

Notes:

 1. The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans, which occurred at the same price during a calendar month.

 2. The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer.



Item 6. Reports on Form 8-K

     The registrant filed Form 8-K on January 22, 2001. The report contained the text of a press release issued by the registrant concerning the announcement of 2000 earnings.

     The registrant filed Form 8-K on January 23, 2001. The report contained the text of a press release issued by the registrant concerning the expansion of the Company's stock repurchase program.

     The registrant filed Form 8-K on March 1, 2001. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SIMMONS FIRST NATIONAL CORPORATION
                                       ----------------------------------
                                                    (Registrant)



Date:    May 4, 2001                   /s/ J. Thomas May
     ------------------                ---------------------------------------
                                       J. Thomas May,  Chairman,
                                       President and  Chief Executive Officer



Date:    May 4, 2001                   /s/ Barry L. Crow
     ------------------                ---------------------------------------
                                       Barry L. Crow, Executive Vice President
                                       and Chief Financial Officer