Form 10-Q
period 2001-06-30
SIMMONS FIRST NATIONAL CORP
filed 2001-08-09
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 2001                  Commission File Number 06253
                   -------------                                         -----


                       SIMMONS FIRST NATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)


      Arkansas                                                 71-0407808
------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


501 Main Street   Pine Bluff, Arkansas                           71601
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           870-541-1000
                                                        ----------------------

                                 Not Applicable
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                                  YES  X     NO
                                     -----      ------

Indicate the number of shares outstanding of each of issuer's classes of common stock.

                           Class A, Common           7,101,045
                           Class B, Common           None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX

                                                                       Page No.

Part I:   Summarized Financial Information

            Consolidated Balance Sheets --
              June 30, 2001 and December 31, 2000                         3-4

            Consolidated Statements of Income --
              Three months and six months ended
              June 30, 2001 and 2000                                        5

            Consolidated Statements of Cash Flows --
              Six months ended June 30, 2001 and 2000                       6

            Consolidated Statements of Changes in Stockholders' Equity
              Six months ended June 30, 2001 and 2000                       7

            Condensed Notes to Consolidated Financial Statements         8-17

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       18-34

            Review by Independent Certified Public Accountants             35

Part II:  Other Information                                             36-38

Part I:  Summarized Financial Information


                                                    Simmons First National Corporation
                                                       Consolidated Balance Sheets
                                                    June 30, 2001 and December 31, 2000




                                                                   ASSETS


                                                                                                   June 30,           December 31,
(In thousands, except share data)                                                                    2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
Cash and non-interest bearing balances due from banks                                          $    68,053              $    77,495
Interest bearing balances due from banks                                                            62,035                   12,990
Federal funds sold and securities purchased
  under agreements to resell                                                                        52,650                   20,650
                                                                                               -----------              -----------
    Cash and cash equivalents                                                                      182,738                  111,135

Investment securities                                                                              382,244                  398,483
Mortgage loans held for sale                                                                        21,457                    8,934
Assets held in trading accounts                                                                        162                    1,127
Loans                                                                                            1,298,212                1,294,710
  Allowance for loan losses                                                                        (21,221)                 (21,157)
                                                                                               -----------              -----------
    Net loans                                                                                    1,276,991                1,273,553

Premises and equipment                                                                              45,831                   46,597
Foreclosed assets held for sale, net                                                                 1,252                    1,104
Interest receivable                                                                                 17,248                   18,878
Intangible assets, net                                                                              33,698                   35,241
Other assets                                                                                        16,924                   17,441
                                                                                               -----------              -----------

      TOTAL ASSETS                                                                             $ 1,978,545              $ 1,912,493
                                                                                                ==========               ==========


See Condensed Notes to Consolidated Financial Statements.


                                                    Simmons First National Corporation
                                                        Consolidated Balance Sheets
                                                    June 30, 2001 and December 31, 2000




                                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                     June 30,         December 31,
(In thousands, except share data)                                                                      2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)
LIABILITIES
Non-interest bearing transaction accounts                                                          $   228,233          $   213,312
Interest bearing transaction accounts and savings deposits                                             465,872              471,609
Time deposits                                                                                          936,953              920,665
                                                                                                   -----------          -----------
    Total deposits                                                                                   1,631,058            1,605,586
Federal funds purchased and securities sold
  under agreements to repurchase                                                                        94,990               67,250
Short-term debt                                                                                         10,204                4,070
Long-term debt                                                                                          44,491               41,681
Accrued interest and other liabilities                                                                  19,239               20,563
                                                                                                   -----------          -----------
    Total liabilities                                                                                1,799,982            1,739,150
                                                                                                   -----------          -----------

STOCKHOLDERS' EQUITY
Capital stock
  Class A, common, par value $1 a share, authorized
  30,000,000 shares, 7,101,045 issued and outstanding
  at 2001 and 7,180,966 at 2000                                                                          7,101                7,181
Surplus                                                                                                 45,918               47,964
Undivided profits                                                                                      124,224              118,232
Accumulated other comprehensive income
  Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $792 at 2001 and
    income tax credit of $20 at 2000                                                                     1,320                  (34)
                                                                                                   -----------          -----------

  Total stockholders' equity                                                                           178,563              173,343
                                                                                                   -----------          -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 1,978,545          $ 1,912,493
                                                                                                    ==========           ==========



See Condensed Notes to Consolidated Financial Statements.



                                                     Simmons First National Corporation
                                                      Consolidated Statements of Income
                                           Three Months and Six Months Ended June 30, 2001 and 2000





                                                                                   Three Months Ended            Six Months Ended
                                                                                         June 30,                     June 30,
(In thousands, except per share data)                                               2001          2000           2001         2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)                 (Unaudited)
INTEREST INCOME
   Loans                                                                           $28,368       $26,019       $57,529       $50,745
   Federal funds sold and securities purchased
     under agreements to resell                                                        504           565         1,143           917
   Investment securities                                                             5,261         5,966        10,961        11,873
   Mortgage loans held for sale, net of unrealized gains (losses)                      267           121           439           239
   Assets held in trading accounts                                                       2            65             9            83
   Interest bearing balances due from banks                                            354           238           689           380
                                                                                   -------       -------       -------       -------
         TOTAL INTEREST INCOME                                                      34,756        32,974        70,770        64,237
                                                                                   -------       -------       -------       -------

INTEREST EXPENSE
   Deposits                                                                         16,284        15,028        33,362        28,332
   Federal funds purchased and securities sold
     under agreements to repurchase                                                    690           624         1,747         1,334
   Short-term debt                                                                      76           131           180           248
   Long-term debt                                                                      840           889         1,659         1,775
                                                                                   -------       -------       -------       -------
         TOTAL INTEREST EXPENSE                                                     17,890        16,672        36,948        31,689
                                                                                   -------       -------       -------       -------

NET INTEREST INCOME                                                                 16,866        16,302        33,822        32,548
   Provision for loan losses                                                         1,967         1,925         3,820         3,645
                                                                                   -------       -------       -------       -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                                    14,899        14,377        30,002        28,903
                                                                                   -------       -------       -------       -------
NON-INTEREST INCOME
   Trust income                                                                      1,249         1,290         2,656         2,504
   Service charges on deposit accounts                                               2,307         1,905         4,408         3,632
   Other service charges and fees                                                      438           475           966         1,014
   Income on sale of mortgage loans, net of commissions                                813           391         1,437           756
   Income on investment banking, net of commissions                                    178            87           340           175
   Credit card fees                                                                  2,666         2,624         5,122         4,959
   Other income                                                                        660           741         1,475         1,433
   Gain on sale of securities, net                                                      --            --            --            --
                                                                                   -------       -------       -------       -------
         TOTAL NON-INTEREST INCOME                                                   8,311         7,513        16,404        14,473
                                                                                   -------       -------       -------       -------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                    8,902         8,304        17,905        16,691
   Occupancy expense, net                                                            1,094           923         2,260         1,795
   Furniture and equipment expense                                                   1,338         1,274         2,674         2,555
   Loss on foreclosed assets                                                            87            77           162           128
   Other operating expenses                                                          5,425         4,672        10,662         9,361
                                                                                   -------       -------       -------       -------
         TOTAL NON-INTEREST EXPENSE                                                 16,846        15,250        33,663        30,530
                                                                                   -------       -------       -------       -------
INCOME BEFORE INCOME TAXES                                                           6,364         6,640        12,743        12,846
   Provision for income taxes                                                        1,877         2,031         3,702         3,909
                                                                                   -------       -------       -------       -------
NET INCOME                                                                         $ 4,487       $ 4,609       $ 9,041       $ 8,937
                                                                                    ======        ======        ======        ======
BASIC EARNINGS PER SHARE                                                           $  0.63       $  0.63       $  1.27       $  1.22
                                                                                    ======        ======        ======        ======
DILUTED EARNINGS PER SHARE                                                         $  0.63       $  0.63       $  1.27       $  1.22
                                                                                    ======        ======        ======        ======


See Condensed Notes to Consolidated Financial Statements.


                                                     Simmons First National Corporation
                                                   Consolidated Statements of Cash Flows
                                                  Six Months Ended June 30, 2001 and 2000





                                                                                                        June 30,         June 30,
(In thousands)                                                                                            2001             2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                        $   9,041            $   8,937
   Items not requiring (providing) cash
     Depreciation and amortization                                                                       3,825                3,253
     Provision for loan losses                                                                           3,820                3,645
     Net (accretion) amortization of investment securities                                                (659)                 214
     Deferred income taxes                                                                                (203)                (629)
     Provision for foreclosed assets                                                                       130                  103
   Changes in
     Interest receivable                                                                                 1,630                 (304)
     Mortgage loans held for sale                                                                      (12,523)                (651)
     Assets held in trading accounts                                                                       965                  998
     Other assets                                                                                          517                 (387)
     Accrued interest and other liabilities                                                               (666)               1,264
     Income taxes payable                                                                                 (455)                 126
                                                                                                     ---------            ---------
         Net cash provided by operating activities                                                       5,422               16,569
                                                                                                     ---------            ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                                                            (8,086)             (62,026)
   Purchase of premises and equipment, net                                                              (1,516)              (2,857)
   Proceeds from sale of foreclosed assets                                                                 550                  701
   Proceeds from maturities of available-for-sale securities                                           139,985               73,635
   Purchases of available-for-sale securities                                                          (94,125)             (62,878)
   Proceeds from maturities of held-to-maturity securities                                              58,896               13,522
   Purchases of held-to-maturity securities                                                            (86,504)             (14,045)
                                                                                                     ---------            ---------
         Net cash provided by (used in) investing activities                                             9,200              (53,948)
                                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                             25,472               78,843
   Net proceeds of short-term debt                                                                       6,134                1,471
   Dividends paid                                                                                       (3,049)              (2,859)
   Proceeds from issuance of long-term debt                                                              4,085                   --
   Repayments of long-term debt                                                                         (1,275)              (2,085)
   Net increase (decrease) in federal funds purchased and securities
      sold under agreements to repurchase                                                               27,740              (12,940)
   (Repurchase) issuance of common stock, net                                                           (2,126)                 240
                                                                                                     ---------            ---------
         Net cash provided by financing activities                                                      56,981               62,670
                                                                                                     ---------            ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                   71,603               25,291
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                                   111,135               81,205
                                                                                                     ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                             $ 182,738            $ 106,496
                                                                                                      ========             ========

See Condensed Notes to Consolidated Financial Statements.




                                                       Simmons First National Corporation
                                           Consolidated Statements of Changes in Stockholders' Equity
                                                     Six Months Ended June 30, 2001 and 2000





                                                                                            Accumulated
                                                                                               Other
                                                                 Common                    Comprehensive  Undivided
(In thousands, except share data)                                 Stock        Surplus        Income       Profits         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                        7,316         50,770         (3,900)       105,185        159,371
   Comprehensive income
      Net income                                                     --             --             --          8,937          8,937
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $128                                         --             --            214             --            214
                                                                                                                          ---------
   Comprehensive income                                           9,151
   Exercise of stock options - 18,600 shares                         19            238             --             --            257
   Securities exchanged under stock option plan                      (1)           (16)            --             --            (17)
   Cash dividends declared - $0.39 per share                         --             --             --         (2,859)        (2,859)
                                                              ---------      ---------      ---------      ---------      ---------

Balance, June 30, 2000                                            7,334         50,992         (3,686)       111,263        165,903
   Comprehensive income
      Net income                                                     --             --             --          9,932          9,932
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $2,192                                       --             --          3,652             --          3,652
                                                                                                                          ---------
   Comprehensive income                                          13,584
   Exercise of stock options - 7,200 shares                           7            106             --             --            113
   Securities exchanged under stock option plan                      (3)           (63)            --             --            (66)
   Repurchase of common stock - 156,827 shares                     (157)        (3,071)            --             --         (3,228)
   Cash dividends declared - $0.41  per share                        --             --             --         (2,963)        (2,963)
                                                              ---------      ---------      ---------      ---------      ---------

Balance, December 31, 2000                                        7,181         47,964            (34)       118,232        173,343
   Comprehensive income
      Net income                                                     --             --             --          9,041          9,041
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $812                                         --             --          1,354             --          1,354
                                                                                                                          ---------
   Comprehensive income                                          10,395
   Exercise of stock options - 45,900 shares                         46            844             --             --            890
   Securities exchanged under stock option plan                      (5)          (137)            --             --           (142)
   Repurchase of common stock - 120,955 shares                     (121)        (2,753)            --             --         (2,874)
   Cash dividends declared - $0.43 per share                         --             --             --         (3,049)        (3,049)
                                                              ---------      ---------      ---------      ---------      ---------

Balance, June 30, 2001                                        $   7,101      $  45,918      $   1,320      $ 124,224      $ 178,563
                                                               ========       ========       ========       ========       ========



See Condensed Notes to Consolidated Financial Statements.

                       SIMMONS FIRST NATIONAL CORPORATION

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1:     BASIS OF PRESENTATION

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

     The computation of per share earnings for the six months ended June 30, 2001 and 2000 is as follows:





(In thousands, except per share data)                                                  2001              2000
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                            $  9,041         $  8,937
                                                                                      --------         --------

Average common shares outstanding                                                        7,104            7,327
Average common share stock options outstanding                                              29               22
                                                                                     ---------         --------
Average diluted common shares                                                            7,133            7,349
                                                                                     ---------         --------

Basic earnings per share                                                             $    1.27         $   1.22
                                                                                      ========          =======
Diluted earnings per share                                                           $    1.27         $   1.22
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

NOTE 3:     INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:



                                           June 30,                                  December 31,
                                             2001                                       2000
                        --------------------------------------------- -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------
Held-to-Maturity
----------------
U.S. Treasury           $   31,072   $   569   $   --  $   31,641  $   21,923    $   246  $    (8)  $   22,161
U.S. Government
  agencies                  54,406       427       (8)     54,825      40,965        229     (145)      41,049
Mortgage-backed
  securities                 9,005       117       (7)      9,115      11,065         46     (117)      10,994
State and political
  subdivisions             117,747     2,515      (78)    120,184     110,380      1,593     (594)     111,379
Other securities               129        --       --         129          80         --       --           80
                        ---------    -------   ------  ----------  ----------    -------  -------   ----------
                        $  212,359   $ 3,628   $  (93) $  215,894  $  184,413    $ 2,114  $  (864)  $  185,663
                         =========    ======    =====   =========   =========     ======   ======    =========
Available-for-Sale
------------------
U.S. Treasury           $   19,766   $   380   $   --  $   20,146  $   23,889    $   160  $   (12)  $   24,037
U.S. Government
  agencies                 119,193       956       (3)    120,146     157,434        167   (1,165)     156,436
Mortgage-backed
  securities                13,364       112      (66)     13,410      15,266         55     (140)      15,181
State and political
  subdivisions               6,441       269       --       6,710       6,621        217      (17)       6,821
Other securities             8,659       814       --       9,473      10,541      1,054       --       11,595
                        ----------   -------   ------  ----------  ----------    -------  -------   ----------
                        $  167,423   $ 2,531   $  (69) $  169,885  $  213,751    $ 1,653  $(1,334)  $  214,070
                         =========    ======    =====   =========   =========     ======   ======    =========

     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $279,076,000 at June 30, 2001 and $279,286,000 at December 31, 2000.

     The book value of securities sold under agreements to repurchase amounted to $32,200,000 and $34,235,000 for June 30, 2001 and December 31, 2000
respectively.

     Income earned on securities for the six months ended June 30, 2001 and 2000 is as follows:




(In thousands)                                                                         2001              2000
-------------------------------------------------------------------------------------------------------------------

Taxable
  Held-to-maturity                                                                   $   2,768         $  2,081
  Available-for-sale                                                                     5,367            7,113

Non-taxable
  Held-to-maturity                                                                       2,646            2,505
  Available-for-sale                                                                       180              174
                                                                                     ---------         --------

         Total                                                                       $  10,961         $ 11,873
                                                                                      ========          =======



     Maturities of investment securities at June 30, 2001 are as follows:


                                                Held-to-Maturity           Available-for-Sale
                                            --------------------------  -------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-------------------------------------------------------------------------------------------------
One year or less                            $    27,609   $    27,765   $    21,278    $   21,546
After one through five years                    127,182       128,817       109,662       110,662
After five through ten years                     43,370        44,776        17,817        18,115
After ten years                                  14,069        14,407        10,007        10,089
Other securities                                    129           129         8,659         9,473
                                            -----------   -----------   -----------    ----------
         Total                              $   212,359   $   215,894   $   167,423    $  169,885
                                             ==========    ==========    ==========     =========


     There were no gross realized gains or losses as of June 30, 2001 and 2000.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:     LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:



                                                                               June 30,        December 31,
(In thousands)                                                                   2001             2000
-----------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                            $     187,880     $    197,567
   Student loans                                                                  71,619           67,145
   Other consumer                                                                186,246          192,595
Real estate
   Construction                                                                   73,348           69,169
   Single family residential                                                     236,776          244,377
   Other commercial                                                              284,521          287,170
Commercial
   Commercial                                                                    166,892          161,134
   Agricultural                                                                   70,538           57,164
   Financial institutions                                                          6,146            2,339
Other                                                                             14,246           16,050
                                                                           -------------     ------------
Total loans before allowance for loan losses                               $   1,298,212     $  1,294,710
                                                                            ============      ===========


     During the first six months of 2001, foreclosed assets held for sale increased $148,000 to $1,252,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at June 30, 2001, were $247,000, $12,485,000 and $2,656,000, respectively, bringing the total of non-performing assets to $16,640,000.

     Transactions in the allowance for loan losses are as follows:


                                                                                      June 30,        December 31,
(In thousands)                                                                          2001             2000
------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                           $  21,157         $ 17,085
Additions
   Provision charged to expense                                                          3,820            3,645
                                                                                     ---------         --------
                                                                                        24,977           20,730
Deductions
   Losses charged to allowance, net of recoveries
     of $866 and $918 for the first six months of
     2001 and 2000, respectively                                                         3,756            2,728
                                                                                     ---------         --------

Balance, June 30                                                                     $  21,221         $ 18,002
                                                                                      ========         --------

Additions
   Allowance for loan losses of acquired branches                                                         2,605
   Provision charged to expense                                                                           3,886
                                                                                                       --------
                                                                                                         24,493
Deductions
   Losses charged to allowance, net of recoveries
     of $767 for the last six months of
     2000                                                                                                 3,336
                                                                                                       --------

Balance, end of year                                                                                   $ 21,157
                                                                                                        =======


     At June 30, 2001 and December 31, 2000, impaired loans totaled $23,187,000 and $18,099,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at June 30, 2001, were $5,104,000 and $3,070,000 at December 31, 2000.

     Approximately, $476,000 and $231,000 of interest income was recognized on average impaired loans of $21,030,000 and $11,468,000 as of June 30, 2001 and 2000, respectively. Interest recognized on impaired loans on a cash basis during the first six months of 2001 and 2000 was immaterial.

NOTE 5:     TIME DEPOSITS

     Time deposits include approximately $351,523,000 and $324,969,000 of certificates of deposit of $100,000 or more at June 30, 2001 and December 31, 2000, respectively.

NOTE 6:     INCOME TAXES

     The provision for income taxes is comprised of the following components:


                                                                     June 30,              June 30,
(In thousands)                                                        2001                   2000
--------------------------------------------------------------------------------------------------------

Income taxes currently payable                                  $          3,905       $          4,538
Deferred income taxes                                                       (203)                  (629)
                                                                ----------------       ----------------
Provision for income taxes                                      $          3,702       $          3,909
                                                                 ===============        ================



     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:



                                                                        June 30,         December 31,
(In thousands)                                                           2001                2000
-------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                       $       7,913          $       7,696
   Valuation of foreclosed assets                                            217                    231
   Deferred compensation payable                                             698                    708
   Deferred loan fee income                                                  378                    414
   Vacation compensation                                                     459                    453
   Mortgage servicing reserve                                                387                    384
   Loan interest                                                             136                    126
   Available-for-sale securities                                              --                     20
   Other                                                                     142                    127
                                                                   -------------          -------------
      Total deferred tax assets                                           10,330                 10,159
                                                                   -------------          -------------

Deferred tax liabilities
   Accumulated depreciation                                               (1,496)                (1,577)
   Available-for-sale securities                                            (792)                    --
   FHLB stock dividends                                                     (659)                  (590)
   Other                                                                    (202)                  (202)
                                                                   -------------          -------------
      Total deferred tax liabilities                                      (3,149)                (2,369)
                                                                   -------------          -------------
Net deferred tax assets included in other
      assets on balance sheets                                     $       7,181          $       7,790
                                                                    ============           ============

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:


                                                                    June 30,               June 30,
(In thousands)                                                        2001                   2000
-------------------------------------------------------------------------------------------------------
Computed at the statutory rate (35%)                            $          4,460       $          4,496

Increase (decrease) resulting from:
   Tax exempt income                                                      (1,104)                (1,001)
   Other differences, net                                                    346                    414
                                                                ----------------       ----------------

Actual tax provision                                            $          3,702       $          3,909
                                                                 ===============        ===============




NOTE 7:     LONG-TERM DEBT

     Long-term debt at June 30, 2001 and December 31, 2000, consisted of the following components,



                                                                    June 30,           December 31,
(In thousands)                                                        2001                 2000
---------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                  $      14,000       $      14,000
9.75% note due 2008, secured by land and building                          --                 857
4.33% to 8.41% FHLB advances due 2001 to 2021,
   secured by residential real estate loans                            13,241               9,574
Trust preferred securities                                             17,250              17,250
                                                                -------------       -------------

                                                                $      44,491       $      41,681
                                                                 ============        ============


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

     Aggregate annual maturities of long-term debt at June 30, 2001 are:



                                                                                           Annual
(In thousands)                                                             Year          Maturities
----------------------------------------------------------------------------------------------------

                                                                            2001       $       2,428
                                                                            2002               5,884
                                                                            2003               2,824
                                                                            2004               2,824
                                                                            2005               2,893
                                                                         Thereafter           27,638
                                                                                       -------------

                                                                          Total        $      44,491
                                                                                        ============


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

NOTE 9:     UNDIVIDED PROFITS

     The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At June 30, 2001, the bank subsidiaries had approximately $10 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of June 30, 2001, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 13.53% at June 30, 2001.

NOTE 10:     STOCK OPTIONS AND RESTRICTED STOCK

     At June 30, 2001, the Company had stock options outstanding of 424,550 shares and stock options exercisable of 218,100 shares. During the first six months of 2001, there were 21,200 shares issued upon exercise of stock options and 210,300 additional stock options of the Company were granted. Also, 24,700 additional shares of common stock of the Company were granted and issued to executive officers of the Company as restricted stock, during the first six months of 2001.


NOTE 11:     ADDITIONAL CASH FLOW INFORMATION



                                                               Six Months Ended
                                                                    June 30,
(In thousands)                                              2001             2000
-------------------------------------------------------------------------------------
Interest paid                                           $   37,420      $    31,512
Income taxes paid                                       $    4,360      $     4,412



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

NOTE 13:     COMMITMENTS AND CREDIT RISK

     The eight affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 14.5% and 15.3% of the portfolio, as of June 30, 2001 and December 31, 2000, respectively.

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

     At June 30, 2001, the Company had outstanding commitments to extend credit aggregating approximately $246,559,000 and $221,841,000 for credit card commitments and other loan commitments, respectively. At December 31, 2000, the Company had outstanding commitments to extend credit aggregating approximately $246,550,000 and $157,859,000 for credit card commitments and other loan commitments, respectively.

     Letters  of  credit  are  conditional   commitments   issued  by  the  bank
subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $3,347,000 and $3,400,000 at June 30, 2001 and December 31, 2000, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
--------

     Simmons First National Corporation recorded net income of $4,487,000, or $0.63 per diluted share for the quarter ended June 30, 2001. This compares with last year's second quarter earnings of $4,609,000, or $0.63 per diluted share. The Company's return on average assets and return on average stockholder's equity for the three-month period ended June 30, 2001, was 0.93% and 10.16%, compared to 1.06% and 11.23%, respectively, for the same period in 2000.

     Earnings for the six-month period ended June 30, 2001 were $9,041,000, or $1.27 diluted earnings per share. These earnings reflect an increase of $104,000, or $0.05 per share over the six-month period ended June 30, 2000 earnings of $8,937,000, or $1.22 diluted earnings per share. Return on average assets and return on average stockholders' equity for the six-month period ended June 30, 2001, was 0.95% and 10.36%, compared to 1.04% and 10.97%, respectively, for the same period in 2000.

     Because of the Company's previous cash acquisitions, cash earnings (net income excluding amortization of intangible assets) are an integral component of earnings. Diluted cash earnings for the second quarter of 2001 were $0.70 compared with $0.68 for the second quarter of 2000, reflecting a $0.02 increase. Year-to-date diluted cash earnings, on a per share basis, as of June 30, 2001, were $1.41, an increase of $0.08, or 6.0% when compared to $1.33 as of June 30, 2000. Cash return on average assets was 1.05% and cash return on average stockholders' equity was 11.32% for the second quarter of 2001, compared with 1.17% and 12.35%, respectively, for the same period in 2000. Cash return on average assets was 1.07% and cash return on average stockholders' equity was 11.58% for the six-month period ended June 30, 2001, compared with 1.15% and 12.09%, respectively, for the same period in 2000.

     Total assets for the Company at June 30, 2001, were $1.979 billion, an increase of $66 million over the same figure at December 31, 2000. Stockholders' equity at the end of the second quarter of 2001 was $178.6 million, a $5.2 million, or 3.0%, increase from December 31, 2000. During the first six months of 2001 the Company repurchased 120,955 common shares of stock. This stock repurchase decreased stockholders' equity by $2.9 million.

     Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company, with community banks in Pine Bluff, Jonesboro, Lake Village, Dumas, Rogers, Russellville, Searcy and El Dorado, Arkansas. The Company's eight banks conduct financial operations from 64 offices in 33 communities throughout Arkansas.

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

CONSOLIDATION OF SUBSIDIARIES
-----------------------------

     During the second quarter of 2001, the Company made a strategic decision to consolidate the charters of its two smallest banking subsidiaries. The Company is planning to consolidate Simmons First Bank of Dumas into Simmons First Bank of South Arkansas during the fourth quarter of 2001. After the consolidation, Simmons First Bank of South Arkansas will have four banking locations in Southeast Arkansas, with assets totaling approximately $98 million. The Company remains committed to a community banking philosophy. This consolidation will not have a material impact on current or future earnings of the Company.

CHANGE IN CONTROL AGREEMENTS.
-----------------------------

     During the second quarter, the Company entered into Executive Severance Agreements with 21 of its key officers. These agreements are intended to give executives additional assurances concerning their continued employment in the event the Company were to engage in discussions concerning or consummate a transaction which involved a change in control of the Company. A change in control transaction includes a merger, share exchange, tender offer or cash purchase of at least 25% of the shares of the Company, if within two years after such transaction; there occurs a change in more than a majority of the board of directors. Management believes that it is in the best interests of the stockholders to provide certain assurances regarding continued employment of selected key officers to better assure that the Company will be able to properly evaluate any proposed transaction and to continue the Company's operations during any transition period. The agreements, which are only effective for a period of up to two years after a change in control occurs, provide for severance benefits ranging from an amount equal to one year's annual salary to an amount equal to twice the executive's annual salary plus bonus but only if the executive separates from service under certain circumstances within the two year period. Management believes that any potential adverse effect that the existence of these agreements may have on a proposed change in control transaction is outweighed by the benefit to the Company of providing additional employment security to the key officers so that the Company may retain the services of its experienced officers in evaluating such an offer and continuing its operations either in its present from or following the consummation of such a change in control transaction.

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

     During the six-month period ended June 30, 2001, the Company repurchased 120,955 common shares of stock with a weighted average repurchase price of $23.77 per share. As of June 30, 2001, the Company has repurchased a total of 277,782 common shares of stock with a weighted average repurchase price of $21.97 per share. The Company anticipates the repurchase program will have a positive impact on earnings per share of approximately $0.07 for 2001 year-to-date earnings.

NET INTEREST INCOME
-------------------

     Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50% for June 30, 2001 and 2000).

     For the three-month period ended June 30, 2001, net interest income on a fully taxable equivalent basis was $17.6 million, an increase of $619,000, or 3.6%, from the same period in 2000. The increase in net interest income was the result of a $1.8 million increase in interest income and a $1.2 million increase in interest expense. The increase in interest income was the result of growth in the loan portfolio, which was offset by a lower yield earned on earning assets. The increase in interest expense was the result of deposit growth, which was offset by a lower cost of funds. The net interest margin declined 23 basis points to 4.00% for the three-month period ended June 30, 2001, when compared to 4.23% for the same period in 2000.

     For the six-month period ended June 30, 2001, net interest income on a fully taxable equivalent basis was $35.4 million, an increase of $1.4 million, or 4.0%, from the same period in 2000. The increase in net interest income was the result of a $6.6 million increase in interest income and a $5.2 million increase in interest expense. The increase in interest income was the result of growth in the loan portfolio. The increase in interest expense was the result of a higher cost of funds and deposit growth. The net interest margin declined 24 basis points to 4.04% for the six-month period ended June 30, 2001, when compared to 4.28% for the same period in 2000.

     The decrease in net interest margins is the direct result of the interest rate volatility during the reporting periods. The Federal Reserve has decreased the discount rate by 275 basis points during the first half of the current year. The Federal Reserve's actions to decrease interest rates have negatively affected the net interest margin of Simmons First, as interest rates on earning assets have declined more rapidly than rates paid on interest bearing liabilities. More specifically, the negative impact on net interest margin is due in part to Arkansas's restrictive usury law. The usury law limits the interest rate the Company can charge on the loan portfolio to a maximum of five percentage points over the Federal Reserve discount rate, which has dropped significantly during the first six months of 2001. The most significant impact to net interest margin was in the credit card portfolio, which had to be repriced immediately after all reductions in the discount rate. The Company anticipates net interest margin will improve when interest rates stabilize and/or when the usury cap is lifted, which could be before year-end. Further decreases in interest rates may further compress interest margins, but stabilization in interest rates should begin the process of improving net interest margin.

     On November 11, 1999, the Gramm Leach Bliley Act was adopted by Congress and signed by the President. This Act included a provision which would set the maximum interest rate on loans made in Arkansas, by banks with Arkansas as their Home State, at the greater of the rate authorized by Arkansas law or the highest rate permitted by any of the out-of-state banks which maintain branches in Arkansas. This added flexibility in establishing the maximum interest rate will enable the Company to manage interest rate risk more effectively. An action was brought in the Western District of Arkansas, attacking the validity of the statute in 2000. Subsequently, the District Court issued a decision upholding the statute. The case is currently on appeal to the Eighth Circuit Court of Appeals. The matter was briefed and submitted to the Court in late spring of 2001. The parties were recently notified that the case had been designated for oral argument during September 2001. The Company is optimistic that the matter will be affirmed on appeal. However, until the appeal process is completed, the Company will continue to apply the Arkansas usury ceiling requiring it to lower the interest rate on its credit cards immediately after the Federal Reserve lowers the discount rate.

     Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2001 and 2000, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2001 versus June 30, 2000.

Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)


                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
(In thousands)                                   2001           2000                 2001             2000
------------------------------------------------------------------------------------------------------------
Interest income                             $    34,756     $    32,974          $    70,770     $    64,237
FTE adjustment                                      787             732                1,537           1,438
                                            -----------     -----------          -----------     -----------

Interest income - FTE                            35,543          33,706               72,307          65,675
Interest expense                                 17,890          16,672               36,948          31,689
                                            -----------     -----------          -----------     -----------

Net interest income - FTE                   $    17,653     $    17,034          $    35,359     $    33,986
                                             ==========      ==========           ==========      ==========

Yield on earning assets - FTE                     8.06%           8.36%                8.26%           8.27%
Cost of interest bearing liabilities              4.72%           4.82%                4.90%           4.65%
Net interest spread - FTE                         3.34%           3.54%                3.36%           3.62%
Net interest margin - FTE                         4.00%           4.23%                4.04%           4.28%



Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin



                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                        June 30,
(In thousands)                                                   2001 vs. 2000                   2001 vs. 2000
--------------------------------------------------------------------------------------------------------------------
Increase due to change in earning assets                        $       3,132                    $      7,133
Decrease due to change in earning asset yields                         (1,295)                           (501)
Decrease due to change in interest bearing liabilities                 (1,589)                         (3,833)
Increase (decrease) due to change in interest rates
       paid on interest bearing liabilities                               371                          (1,426)
                                                                -------------                    ------------
Increase in net interest income                                 $         619                    $      1,373
                                                                 ============                     ===========



     Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2001 and 2000. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis



                                                                Three Months  Ended June 30,
                                             ----------------------------------------------------------------------
                                                             2001                               2000
                                             ---------------------------------  -----------------------------------
                                                 Average      Income/  Yield/       Average      Income/  Yield/
(In thousands)                                   Balance      Expense  Rate(%)      Balance      Expense  Rate(%)
-------------------------------------------------------------------------------------------------------------------
ASSETS
------
Earning Assets
Interest bearing balances
   due from banks                            $    33,943    $     354    4.18   $    14,935    $     238    6.41
Federal funds sold                                47,674          504    4.24        36,277          565    6.26
Investment securities - taxable                  260,941        3,825    5.88       296,027        4,623    6.28
Investment securities - non-taxable              118,943        2,223    7.50       112,157        2,075    7.44
Mortgage loans held for sale                      17,913          267    5.98         6,612          121    7.36
Assets held in trading accounts                      246            2    3.26         3,372           65    7.75
Loans                                          1,289,129       28,368    8.83     1,152,127       26,019    9.08
                                             -----------    ---------           -----------    ---------
   Total interest earning assets               1,768,789       35,543    8.06     1,621,507       33,706    8.36
                                                            ---------                          ---------
Non-earning assets                               156,764                            134,963
                                             -----------                        -----------
   Total assets                              $ 1,925,553                        $ 1,756,470
                                              ==========                         ==========

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------
Liabilities
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts                    $   462,431    $   2,683    2.33   $   436,777    $   3,102  2.86
   Time deposits                                 938,592       13,601    5.81       854,321       11,926  5.61
                                             -----------    ---------           -----------    ---------
     Total interest bearing deposits           1,401,023       16,284    4.66     1,291,098       15,028  4.68
Federal funds purchased and
   securities sold under agreement
   to repurchase                                  69,294          690    3.99        44,748          624  5.61
Other borrowed funds
   Short-term debt                                 6,885           76    4.43         9,696          131  5.43
   Long-term debt                                 42,323          840    7.96        44,190          889  8.09
                                             -----------    ---------           -----------    ---------
     Total interest bearing liabilities        1,519,525       17,890    4.72     1,389,732       16,672  4.82
                                                            ---------                          ---------
Non-interest bearing liabilities
   Non-interest bearing deposits                 208,812                            185,084
   Other liabilities                              20,058                             16,634
                                             -----------                        -----------
     Total liabilities                         1,748,395                          1,591,450
Stockholders' equity                             177,158                            165,020
                                             -----------                        -----------
   Total liabilities and
     stockholders' equity                    $ 1,925,553                        $ 1,756,470
                                              ==========                         ==========
Net interest spread                                                      3.34                             3.54
Net interest margin                                         $  17,653    4.00                  $  17,034  4.23
                                                             ========                           ========






                                                                    Six Months  Ended June 30,
                                             ----------------------------------------------------------------------
                                                             2001                               2000
                                             ---------------------------------  -----------------------------------
                                                 Average      Income/  Yield/       Average      Income/  Yield/
(In thousands)                                   Balance      Expense  Rate(%)      Balance      Expense  Rate(%)
-------------------------------------------------------------------------------------------------------------------
ASSETS
------
Earning Assets
Interest bearing balances
   due from banks                            $    29,597    $     689    4.69   $    12,456    $     380    6.14
Federal funds sold                                46,943        1,143    4.91        30,488          917    6.05
Investment securities - taxable                  267,030        8,135    6.14       296,621        9,194    6.23
Investment securities - non-taxable              117,353        4,363    7.50       112,009        4,117    7.39
Mortgage loans held for sale                      14,607          439    6.06         6,319          239    7.61
Assets held in trading accounts                      468            9    3.88         2,349           83    7.11
Loans                                          1,288,384       57,529    9.00     1,136,481       50,745    8.98
                                             -----------    ---------           -----------    ---------
   Total interest earning assets               1,764,382       72,307    8.26     1,596,723       65,675    8.27
                                                            ---------                          ---------
Non-earning assets                               158,061                            136,542
                                             -----------                        -----------
   Total assets                              $ 1,922,443                        $ 1,733,265
                                              ==========                         ==========

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------
Liabilities
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts                    $   462,224    $   5,864    2.56   $   439,721    $   6,074  2.78
   Time deposits                                 934,789       27,498    5.93       824,043       22,258  5.43
                                             -----------    ---------           -----------    ---------
     Total interest bearing deposits           1,397,013       33,362    4.82     1,263,764       28,332  4.51
Federal funds purchased and
   securities sold under agreement
   to repurchase                                  75,349        1,747    4.68        51,185        1,334  5.24
Other borrowed funds
   Short-term debt                                 6,523          180    5.56        10,183          248  4.90
   Long-term debt                                 41,932        1,659    7.98        44,318        1,775  8.05
                                             -----------    ---------           -----------    ---------
     Total interest bearing liabilities        1,520,817       36,948    4.90     1,369,450       31,689  4.65
                                                            ---------                          ---------
Non-interest bearing liabilities
   Non-interest bearing deposits                 205,767                            183,683
   Other liabilities                              19,829                             16,265
                                             -----------                        -----------
     Total liabilities                         1,746,413                          1,569,398
Stockholders' equity                             176,030                            163,867
                                             -----------                        -----------
   Total liabilities and
     stockholders' equity                    $ 1,922,443                        $ 1,733,265
                                              ==========                         ==========
Net interest spread                                                      3.36                             3.62
Net interest margin                                         $  35,359    4.04                  $  33,986  4.28
                                                             ========                           ========



     Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and six-month month periods ended June 30, 2001 as compared to the prior period. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis



                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                        2001 over 2000                         2001 over 2000
                                             ---------------------------------     --------------------------------
(In thousands, on a fully                                    Yield/                              Yield/
 taxable equivalent basis)                       Volume       Rate      Total         Volume      Rate       Total
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in

Interest income
   Interest bearing balances
      due from banks                           $    220    $   (104) $    116        $   417  $    (108)  $    309
   Federal funds sold                               149        (210)      (61)           426       (200)       226
   Investment securities - taxable                 (526)       (272)     (798)          (903)      (156)    (1,059)
   Investment securities - non-taxable              127         21        148            199         47        246
   Mortgage loans held for sale                     172         (26)      146            258        (58)       200
   Assets held in trading accounts                  (39)        (24)      (63)           (47)       (27)       (74)
   Loans                                          3,029        (680)    2,349          6,783          1      6,784
                                               --------    --------  --------        -------  ---------   --------

   Total                                          3,132      (1,295)    1,837          7,133       (501)     6,632
                                               --------    --------     -----        -------  ---------   --------

Interest expense
   Interest bearing transaction and
     savings accounts                               174        (593)     (419)           300       (510)      (210)
   Time deposits                                  1,208         467     1,675          3,152      2,088      5,240
   Federal funds purchased
     and securities sold under
     agreements to repurchase                       278        (212)       66            573       (160)       413
   Other borrowed funds
     Short-term debt                                (34)        (21)      (55)           (98)        30        (68)
     Long-term debt                                 (37)        (12)      (49)           (94)       (22)      (116)
                                               --------    --------  --------        -------  ---------       ----

   Total                                          1,589        (371)    1,218          3,833      1,426      5,259
                                               --------    --------  --------        -------  ---------      -----
Increase (decrease) in
 net interest income                           $  1,543    $   (924) $    619        $ 3,300  $  (1,927)  $  1,373
                                                =======     =======   =======         ======   ========    =======


PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended June 30, 2001 and 2000 was $2.0 million and $1.9 million, respectively. The provision for the six-month period ended June 30, 2001 and 2000 was $3.8 million and $3.6 million, respectively. The primary reason for these increases is the growth in the loan portfolio from June 30, 2000 to 2001.

NON-INTEREST INCOME
-------------------

     Total non-interest income was $8.3 million for the three-month period ended June 30, 2001, compared to $7.5 million for the same period in 2000. For the six-months ended June 30, 2001, non-interest income was $16.4 million, a 13.3% increase from the $14.5 million reported for the same period ended June 30, 2000. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

     Table 5 shows non-interest income for the three-month and six-month periods ended June 30, 2001 and 2000, respectively, as well as changes in 2001 from 2000.

Table 5:  Non-Interest Income




                                       Three Months                                  Six Months
                                      Ended June 30,            2001                Ended June 30,          2001
                                   --------------------      Change from        ---------------------    Change from
(In thousands)                        2001       2000           2000               2001       2000          2000
----------------------------------------------------------------------------------------------------------------------
Trust income                       $  1,249  $   1,290 $    (41)   -3.18%      $   2,656  $   2,504 $    152     6.07%
Service charges on
   deposit accounts                   2,307      1,905      402    21.10           4,408      3,632      776    21.37
Other service charges and fees          438        475      (37)   -7.79             966      1,014      (48)   -4.73
Income on sale of mortgage loans,
   net of commissions                   813        391      422   107.93           1,437        756      681    90.08
Income on investment banking,
   net of commissions                   178         87       91   104.60             340        175      165    94.29
Credit card fees                      2,666      2,624       42     1.60           5,122      4,959      163     3.29
Other income                            660        741      (81)  -10.93           1,475      1,433       42     2.93
                                   --------  --------- --------                ---------  --------- --------
       Total non-interest income   $  8,311  $   7,513 $    798    10.62%      $  16,404  $  14,473 $  1,931    13.34%
                                    =======   ========  =======                 ========   ========  =======


     Recurring fee income for the three-month and six-month periods ended June 30, 2001 were $6.7 million and $13.2 million, an increase of approximately $400,000, or 5.8% and $1.0 million, or 8.6%, respectively, when compared with the same periods for 2000. These increases are primarily attributable to the growth in service charges on deposit accounts. The increase in service charges on deposit accounts for 2001 is the result of internal deposit growth, an improved fee structure and the acquisition completed during July 2000. Also, contributing to the six-month period ended recurring fee income growth was the increase in trust fees and credit cards fees. This increase in trust fees is primarily the result of growth in the number of trust relationships and an improved fee structure. The increase in credit card fees for 2001 is the result of growth in the credit card portfolio (June 30, 2000 to June 30, 2001).

     During the three-month and six-month periods ended June 30, 2001, income on the sale of mortgage loans increased $422,000 and $681,000 from the same periods during 2000. These increases were the result of a higher mortgage origination volume for 2001 compared to 2000. This increase in volume was primarily the result of the decline in mortgage interest rates during the first six months of 2001.

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

     Non-interest expense for the three-month and six-month periods ended June 30, 2001, were $16.8 million and $33.7 million, an increase of $1.6 million or 10.5% and $3.1 million or 10.3%, respectively, from the same periods in 2000. These increases reflect the acquisition completed during July 2000 and the normal increased cost of doing business.

     Table 6 below shows non-interest expense for the three-month and six-month periods ended June 2001 and 2000, respectively, as well as changes in 2001 from 2000.

Table 6:  Non-Interest Expense



                                        Three Months                                Six Months
                                       Ended June 30           2001                Ended June 30            2001
                                   --------------------     Change from        ---------------------     Change from
(In thousands)                        2001       2000          2000               2001       2000           2000
------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits     $  8,902  $   8,304 $    598     7.20%      $  17,905  $  16,691 $  1,214       7.27%
Occupancy expense, net                1,094        923      171    18.53           2,260      1,795      465      25.91
Furniture and equipment expense       1,338      1,274       64     5.02           2,674      2,555      119       4.66
Loss on foreclosed assets                87         77       10    12.99             162        128       34      26.56
Other operating expenses
   Professional services                399        367       32     8.72             822        751       71       9.45
   Postage                              541        539        2     0.37           1,051      1,069      (18)     -1.68
   Telephone                            386        341       45    13.20             766        678       88      12.98
   Credit card expenses                 447        422       25     5.92             871        826       45       5.45
   Operating supplies                   406        384       22     5.73             809        739       70       9.47
   FDIC insurance                        77         93      (16)  -17.20             153        169      (16)     -9.47
   Amortization of intangibles          728        618      110    17.80           1,513      1,236      277      22.41
   Other expense                      2,441      1,908      533    27.94           4,677      3,893      784      20.14
                                   --------  --------- --------                ---------  --------- --------
       Total non-interest expense  $ 16,846  $  15,250 $  1,596    10.47%      $  33,663  $  30,530 $  3,133      10.26%
                                    =======   ========  =======                 ========   ========  =======


EARNINGS/RATIOS EXCLUDING INTANGIBLES
-------------------------------------

     Table 7 reconciles reported earnings to net income excluding intangible amortization (cash earnings) for the three-month and six-month periods ended June 30, 2001 and 2000. Table 8 presents the calculation of the cash return on assets and cash return on equity for the three-month and six-month periods ended June 30, 2001 and 2000. The Company specifically formulated these calculations and the results may not be comparable to similarly titled measures reported by other companies. Also, cash earnings are not entirely available for use by management. See the Consolidated Statements of Cash Flows and Condensed Notes to the Financial Statements for other information regarding funds available for use by management.

Table 7: Earnings Excluding Intangibles and Merger-Related Expenses



                                             For the Three Months                     For the Six Months
                                      ----------------------------------     -----------------------------------
                                       Reported   Intangible    "Cash"         Reported   Intangible    "Cash"
(In thousands)                         Earnings  Amortization  Earnings        Earnings  Amortization  Earnings
----------------------------------------------------------------------------------------------------------------
Ended June 30, 2001
-------------------

Income before income taxes            $    6,364  $     728   $   7,092      $   12,743  $   1,513   $  14,256
     Provision for income taxes            1,877        252       2,129           3,702        519       4,221
                                      ----------  ---------   ---------      ----------  ---------   ---------
Net Income                            $    4,487  $     476   $   4,963      $    9,041  $     994   $  10,035
                                       =========   ========    ========       =========   ========    ========

Basic earnings per common share       $     0.63  $    0.07   $    0.70      $     1.27  $    0.14   $    1.41
                                       =========   ========    ========       =========   ========    ========
Diluted earnings per common share     $     0.63  $    0.07   $    0.70      $     1.27  $    0.14   $    1.41
                                       =========   ========    ========       =========   ========    ========

Ended June 30, 2000
-------------------

Income before income taxes            $    6,640  $     618   $   7,258      $   12,846  $   1,236   $  14,082
     Provision for income taxes            2,031        203       2,234           3,909        406       4,315
                                      ----------  ---------   ---------      ----------  ---------   ---------
Net Income                            $    4,609  $     415   $   5,024      $    8,937  $     830   $   9,767
                                       =========   ========    ========       =========   ========   =========

Basic earnings per common share       $     0.63  $    0.05   $    0.68      $     1.22  $    0.11   $    1.33
                                       =========   ========    ========       =========   ========    ========
Diluted earnings per common share     $     0.63  $    0.05   $    0.68      $     1.22  $    0.11   $    1.33
                                       =========   ========    ========       =========   ========    ========



Table 8: Ratios Excluding Intangibles and Merger-Related Expenses



                                                          Three Months               Six Months
                                                         Ended June 30,            Ended June 30,
                                                  -------------------------  ---------------------------
(In thousands)                                           2001       2000           2001        2000
--------------------------------------------------------------------------------------------------------
Cash ROA:  A/(B-D)*(G/F)                                 1.05%        1.17%        1.07%        1.15%
Cash ROE:  A/(C-E) *(G/F)                               11.32%       12.35%       11.58%       12.09%

     (A) Cash Earnings                             $     4,963  $     5,024  $    10,035  $     9,767
     (B) Average total assets                        1,925,553    1,756,470    1,922,443    1,733,265
     (C) Average stockholders' equity                  177,158      165,020      176,030      163,867
     (D) Average total intangible assets                34,084       26,296       34,460       26,605
     (E) Average intangible assets remaining
               in stockholders' equity                   1,292        1,392        1,306        1,419
     (F) Total days during the period                       91           91          181          182
     (G) Total days during the year                        365          366          365          366


LOAN PORTFOLIO
--------------

     The Company's loan portfolio averaged $1.288 billion and $1.136 billion during the first six months of 2001 and 2000, respectively. As of June 30, 2001, total loans were $1.298 billion, compared to $1.295 billion on December 31, 2000. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

     Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $445.7 million at June 30, 2001, or 34.3% of total loans, compared to $457.3 million, or 35.3% of total loans at December 31, 2000. The consumer loan decrease from December 31, 2000 to June 30, 2001 is the result of the Company's lower credit card portfolio and other consumer loans. However, those lower levels were offset by an increase in student loans. The credit card portfolio decrease and the student loan increase was the result of seasonality in the Company's portfolio for those respective products. The decrease in other consumer loans is the result of a decline in the Company's indirect lending.

     Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $594.6 million at June 30, 2001, or 45.8% of total loans, which is comparable to the $600.7 million, or 46.4% of total loans at December 31, 2000.

     Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $243.6 million at June 30, 2001, or 18.8% of total loans, compared to $220.6 million, or 17.0% of total loans at December 31, 2000. The commercial loan increase from December 31, 2000 to June 30, 2001 is the result of seasonality in the Company's agricultural loan portfolio and continued strong commercial loan demand.

     The amounts of loans outstanding at the indicated dates are reflected in Table 9, according to type of loan.

Table 9:  Loan Portfolio



                                                              June 30,          December 31,
(In thousands)                                                  2001                2000
--------------------------------------------------------------------------------------------
Consumer
   Credit cards                                           $     187,880      $     197,567
   Student loans                                                 71,619             67,145
   Other consumer                                               186,246            192,595
Real Estate
   Construction                                                  73,348             69,169
   Single family residential                                    236,776            244,377
   Other commercial                                             284,521            287,170
Commercial
   Commercial                                                   166,892            161,134
   Agricultural                                                  70,538             57,164
   Financial institutions                                         6,146              2,339
Other                                                            14,246             16,050
                                                          -------------      -------------

      Total loans                                         $   1,298,212      $   1,294,710
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

     At June 30, 2001, impaired loans were $23.2 million compared to $18.1 million at December 31, 2000. The increase in impaired loans from December 31, 2000, primarily relates to the $4.1 million increase in non-performing loans and the additional $1.0 million of borrowers that are still performing, but for which management has internally identified as impaired. Management has evaluated the underlying collateral on these loans and has allocated specific reserves in order to absorb potential losses if the collateral were ultimately foreclosed.

      Table 10 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 10:  Non-performing Assets


                                                      June 30,              December 31,
 (In thousands)                                         2001                    2000
------------------------------------------------------------------------------------------
Nonaccrual loans                                 $      12,485             $       8,212
Loans past due 90 days or more
  (principal or interest payments)                       2,656                     2,752
                                                 -------------             -------------

     Total non-performing loans                         15,141                    10,964
                                                 -------------             -------------

Other non-performing assets
  Foreclosed assets held for sale                        1,252                     1,104
  Other non-performing assets                              247                       196
                                                 -------------              ------------
      Total other non-performing assets                  1,499                     1,300
                                                 -------------              ------------

          Total non-performing assets            $      16,640             $      12,264
                                                  ============              ============

Allowance for loan losses to
  period-end loans                                       1.63%                     1.63%
Allowance for loan losses to
  non-performing loans                                 140.16%                   192.97%
Non-performing loans to total loans                      1.17%                     0.85%
Non-performing assets to total assets                    0.84%                     0.64%


     Approximately $557,000 and $378,000 of interest income would have been recorded for the six-month periods ended June 30, 2001 and 2000, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the six-month periods ended June 30, 2001 and 2000.

ALLOWANCE FOR LOAN LOSSES
-------------------------

     An analysis of the allowance for loan losses is shown in Table 11.

Table 11:  Allowance for Loan Losses



(In thousands)                                                2001                    2000
-----------------------------------------------------------------------------------------------
Balance, beginning of year                             $         21,157         $        17,085
                                                        ---------------          --------------

Loans charged off
   Credit card                                                    2,157                   1,588
   Other consumer                                                 1,198                   1,059
   Real estate                                                      634                     349
   Commercial                                                       633                     650
                                                       ----------------         ---------------
         Total loans charged off                                  4,622                   3,646
                                                       ----------------         ---------------

Recoveries of loans previously charged off
   Credit card                                                      260                     231
   Other consumer                                                   388                     357
   Real estate                                                      107                      75
   Commercial                                                       111                     255
                                                       ----------------         ---------------
         Total recoveries                                           866                     918
                                                       ----------------         ---------------
   Net loans charged off                                          3,756                   2,728
Provision for loan losses                                         3,820                   3,645
                                                       ----------------         ---------------
Balance, June 30                                       $         21,221         $        18,002
                                                        ===============          --------------

Loans charged off
   Credit card                                                                            1,796
   Other consumer                                                                         1,290
   Real estate                                                                              257
   Commercial                                                                               760
                                                                                ---------------
         Total loans charged off                                                          4,103
                                                                                ---------------

Recoveries of loans previously charged off
   Credit card                                                                              237
   Other consumer                                                                           443
   Real estate                                                                               17
   Commercial                                                                                70
                                                                                ---------------
         Total recoveries                                                                   767
                                                                                ---------------
   Net loans charged off                                                                  3,336
Allowance for loan losses of
   acquired institutions                                                                  2,605
Provision for loan losses                                                                 3,886
                                                                                ---------------
Balance, end of year                                                            $        21,157
                                                                                 ==============


     The amount of provision to the allowance during the six-month periods ended June 30, 2001 and 2000, and for the year ended 2000, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

DEPOSITS
--------

     Deposits are the Company's primary source of funding for earning assets. The Company offers a variety of products designed to attract and retain customers, with the primary focus on core deposits.

     Total deposits as of June 30, 2001, were $1.631 billion, compared to $1.606 billion on December 31, 2000. The increase in deposits from December 31, 2000 to June 30, 2001, is primarily attributable to an increase in large certificates of deposit from local markets. As of June 30, 2001, time deposits over $100,000 were $351.5 million, an increase of $26.5 million over the $325.0 million reported as of December 31, 2000.

CAPITAL
-------

     At June 30, 2001, total capital reached $178.6 million. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At June 30, 2001, the Company's equity to asset ratio was 9.02% compared to 9.06% at year-end 2000. This decrease in the equity to asset ratio was primarily attributable to the Company's stock repurchase program.

     The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At June 30, 2001, the leverage ratio and the Tier 1 capital ratio was 8.47% and 12.25%, respectively, while the Company's total risk-based capital ratio was 13.53%, all of which exceed the capital minimums established in the risk-based capital requirements.

     The Company's risk-based capital ratios at June 30, 2001 and December 31, 2000, are presented in Table 12.

Table 12:  Risk-Based Capital


                                                                             June 30,       December 31,
(In thousands)                                                                 2001             2000
----------------------------------------------------------------------------------------------------------
Tier 1 capital
   Stockholders' equity                                                $      178,563   $      173,343
   Trust preferred securities                                                  17,250           17,250
   Intangible assets                                                          (33,698)         (35,241)
   Unrealized (gain) loss on available-
     for-sale securities                                                       (1,320)              34
   Other                                                                         (898)            (916)
                                                                       --------------   --------------

              Total Tier 1 capital                                            159,897          154,470
                                                                       --------------   --------------

Tier 2 capital
   Qualifying unrealized gain on
     available-for-sale equity securities                                         366              475
   Qualifying allowance for loan losses                                        16,376           16,193
                                                                       --------------   --------------

              Total Tier 2 capital                                             16,742           16,668
                                                                       --------------   --------------

              Total risk-based capital                                 $      176,639   $      171,138
                                                                        =============    =============

Risk weighted assets                                                   $    1,305,274   $    1,290,494
                                                                        =============    =============

Assets for leverage ratio                                              $    1,887,167   $    1,837,163
                                                                        =============    =============

Ratios at end of year
     Leverage ratio                                                             8.47%            8.41%
     Tier 1 capital                                                            12.25%           11.97%
     Total risk-based capital                                                  13.53%           13.26%
Minimum guidelines
     Leverage ratio                                                             4.00%            4.00%
     Tier 1 capital                                                             4.00%            4.00%
     Total risk-based capital                                                   8.00%            8.00%



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

                                    BKD, LLP

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000 and cash flows and changes in stockholders' equity for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated February 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      /s/ BKD, LLP
                                                      BKD, LLP


Pine Bluff, Arkansas
July 31, 2001

Part II:  Other Information

Item 2.  Changes in Securities.

     Recent Sales of Unregistered Securities. The following transactions are sales of unregistered shares of Class A Common Stock of the Company which were issued to executive and senior management officers upon the exercise of rights granted under (i)the Simmons First National Corporation Incentive and Non-qualified Stock Option Plan (ii) the Simmons First National Corporation Executive Stock Incentive Plan, or (iii) the Simmons First National Corporation Executive Stock Incentive Plan - 2001. No underwriters were involved and no underwriter's discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash or exchanged shares of the Company's Class A Common Stock as the consideration for the transactions.



                                    Number
Identity(1)   Date of Sale         of Shares     Price(2)                 Type of Transaction
------------------------------------------------------------------------------------------------
1 Officer      April, 2001             600        9.6250                  Incentive Stock Option
7 Officers     May, 2001            21,700        0.0000                  Restricted Stock
1 Officer      May, 2001               100       21.1250                  Incentive Stock Option
1 Officer      June, 2001            3,000        1.0000                  Bonus Stock
1 Officer      June, 2001            6,000        8.2917                  Incentive Stock Option
2 Officers     June, 2001            1,200       15.8333                  Incentive Stock Option
2 Officers     June, 2001              600       20.5000                  Incentive Stock Option
2 Officers     June, 2001              600       25.6667                  Incentive Stock Option

-------------
Notes:

 1. The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans, which occurred at the same price during a calendar month.

 2. The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer. The per share price paid for shares issued under the Restricted Stock under the Simmons First National Corporation Executive Stock Incentive Plan - 2001 is set in the plan to be $0.00. The per share price paid for shares issued under the Bonus Stock under the Simmons First National Corporation Executive Stock Incentive Plan is set in the plan to be the par value of the Class A common stock, $1.00.



Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The annual shareholders meeting of the Company was held on April 24, 2001. The matters submitted to the security holders for approval included setting the number of directors at seven (7) and the election of directors.

     (b) At the annual meeting, all seven (7) incumbent directors were re-elected by proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, without any solicitation in opposition thereto.

     The following table shows the required analysis of the voting by security holders at the annual meeting:



Voting of Shares
                                                                                                  Broker
Action                                         For              Against          Abstain         Non-Votes
----------------------------------------------------------------------------------------------------------
Set Number of Directors                     5,191,066            32,629           48,170          513,752
at seven (7)




                                                              Withhold           Broker
Director Election                            For             Authority         Non-Votes
----------------------------------------------------------------------------------------
Hutt                                      5,250,463            21,406           513,751
Makris                                    5,193,950            21,406           570,264
May                                       5,250,088            21,781           513,751
Perdue                                    5,250,463            21,406           513,751
Ryburn                                    5,249,863            21,906           513,851
Trotter                                   5,249,963            22,006           513,651
Watkins                                   5,250,463            21,406           513,751



                                                                                                   Broker
Action                                         For              Against           Abstain         Non-Votes
-----------------------------------------------------------------------------------------------------------
Proposal to ratify and approve              4,825,930           246,166           199,772          513,754
the adoption of the Simmons
First National Corporation
Executive Stock Incentive
Plan - 2001



Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

     Exhibit 10(a) -  Executive Severance Agreement for J, Thomas May
     Exhibit 10(b) -  Executive Severance Agreement for Barry L. Crow
     Exhibit 10(c) -  Executive Severance Agreement for James P. Powell

b)  Reports on Form 8-K

     The registrant filed Form 8-K on April 19, 2001. The report contained the text of a press release issued by the registrant concerning the announcement of first quarter earnings.

     The registrant filed Form 8-K on June 1, 2001. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SIMMONS FIRST NATIONAL CORPORATION
                                     ---------------------------------------
                                                 (Registrant)



Date:    August 6, 2001              /s/ J. Thomas May
     ----------------------          ---------------------------------------
                                     J. Thomas May,  Chairman,
                                     President and  Chief Executive Officer



Date:    August 6, 2001              /s/ Barry L. Crow
     ----------------------          ---------------------------------------
                                     Barry L. Crow, Executive Vice President
                                     and Chief Financial Officer

Form 10-Q                         Index to Exhibits
                                  -----------------



Exhibit                    Description
-------                    -----------

10(a)                      Executive Severance Agreement for J, Thomas May

10(b)                      Executive Severance Agreement for Barry L. Crow

10(c)                      Executive Severance Agreement for James P. Powell

Exhibit 10(a)

                          EXECUTIVE SEVERANCE AGREEMENT

     THIS EXECUTIVE SEVERANCE AGREEMENT (the "Agreement"), made and entered into on the 7th day ofJune, 2001, by and between Simmons First National Corporation (the "Company"), an Arkansas corporation, and J. Thomas May (the "Executive").

                               R E C I T A L S:

     The Company acknowledges that the Executive has significantly contributed to the growth and success of the Company and is expected to continue to do so. As a publicly held corporation, a Change in Control of the Company may occur with or without the approval of the Board of Directors of the Company ("Board"). The Board also recognizes that the possibility of such a Change in Control may contribute to uncertainty on the part of senior management resulting in distraction from their operating responsibilities or in the departure of senior management.

     The Board believes that outstanding management is critical to advancing the best interests of the Company and its shareholders. It is essential that the management of the Company's business be continued with a minimum of disruption during any proposed bid to acquire the Company or to engage in a business combination with the Company. The Company believes that the objective of securing and retaining outstanding management will be achieved if certain of the Company's senior management employees are given assurances of employment security so they will not be distracted by personal uncertainties and risks created by such circumstances.

     NOW, THEREFORE, in consideration of the mutual covenants and obligations herein and the compensation the Company agrees herein to pay the Executive, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and the Executive agree as follows:

                                    ARTICLE 1
                                TERM OF AGREEMENT

     1.1 Term. This Agreement shall become effective as of the date on which it is executed by the Company (the "Effective Date"). The Agreement shall be effective for thirty-six months (36) and will automatically be extended for twelve (12) months as of each anniversary date of the Effective Date (the "Agreement Term") unless the Agreement Term is terminated by the Company, upon written notification to the Executive, within thirty (30) days before an anniversary date of the Effective Date, that the Agreement will terminate as of last day of the Agreement Term as in effect immediately prior to such anniversary date.

     Unless the Company has effectively terminated this Agreement as prescribed above in this Section 1.1, in the event of a Change in Control, the Agreement Term shall be amended to twenty-four (24) months commencing upon the Change in Control Date and shall then expire at the end of such twenty-four (24) month period.

     1.2 Change in Control, means if: (i) after the date of the Agreement, any person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, becomes the owner or beneficial owner of Company securities having 25% or more of the combined voting power of the then outstanding Company securities that may be cast for the election of the Company's directors (other than as a result of an issuance of securities initiated by the Company, or open market purchases approved by the Board, as long as the majority of the Board approving the purchases are directors at the time the purchases are made); or (ii) as the direct or indirect result of, or in connection with, a cash tender or exchange offer, a merger or other business combination, a sale of assets, a contested election of directors, or any combination of these transactions, the persons who were directors of the Company before such transactions cease to constitute a majority of the Board, or any successor's board, within two years of the last of such transactions.

     1.3 Control  Change  Date,  means the date on which an event  described  in
Section 1.2 occurs. If a Change in Control occurs on account of a series of transactions, the Control Change Date is the date of the last of such transactions.

                                    ARTICLE 2
                            TERMINATION OF EMPLOYMENT

     2.1 General. Executive is entitled to receive Termination Compensation, as defined in Section 2.5, according to this Article if:

     (a)  the Executive's employment is involuntarily terminated as specified in
          Section 2.2; or

     (b) the Executive voluntarily terminates employment as specified in Section2.3.

     2.2  Termination  by the  Company.

     (a) Executive is entitled to receive Termination Compensation (as described in Section 2.5) if Executive's employment is terminated by the Company without Cause during an Agreement Term and on or after a Control Change Date.

     (b) Executive is entitled to receive Termination Compensation (as described in Section 2.5) if Executive's employment is terminated by the Company without Cause by reason of or after the occurrence of a Trigger Event (as defined in Section 2.4) during an Agreement Term and within the 180 days immediately preceding a Control Change Date.

     (c)  Cause,  means,  for  purposes  of  this  Agreement,  (i)  willful  and continued failure by the Executive to perform his duties as established by the Board of Directors of the Company; (ii) a material breach by the Executive of his fiduciary duties of loyalty or care to the Company; (iii) conviction of a felony; or (iv) willful, flagrant, deliberate and repeated infractions of material published policies and procedures of the Company of which the Executive has actual knowledge (the "Cause Exception"). If the Company desires to discharge the Executive under the Cause Exception, it shall give notice to the Executive as provided in Section 2.7 and the Executive shall have thirty (30) days after notice has been given to him in which to cure the reason for the Company's exercise of the Cause Exception. If the reason for the Company's exercise of the Cause Exception is timely cured by the Executive (as determined by a committee appointed by the Board of Directors), the Company's notice shall become null and void.

     2.3  Voluntary  Termination.

     (a) In the event a Change in Control occurs during an Agreement Term, the Executive shall have the right at any time during the twelve (12) months next following the Control Change Date to receive Termination Compensation without regard to the event or reason for his termination of employment, provided he elects in writing in a manner prescribed by the Company to receive such Termination Compensation.

     (b) In the event a Change in Control occurs during an Agreement Term, Executive is entitled to receive Termination Compensation if Executive voluntarily terminates employment within an Agreement Term and within six (6) months following the occurrence of a Trigger Event.

     2.4 Trigger Event. A Trigger Event means, for purposes of this Agreement, the occurrence of any one of the following events:

     (a) the failure by the Board to reelect the Executive to a responsible executive position in the Company;

     (b) if after a Change in Control, the Company continues to exist as a separate corporation, the removal of the Executive from the Board or the failure of the Board to solicit the re-election of the Executive to the Board pursuant to the routine proxy solicitations for election of directors at its annual meeting of shareholders;

     (c) a material modification by the Board of the duties, functions responsibilities of the Executive without his consent;

     (d) the failure of the Company to permit the Executive to exercise such responsibilities as are consistent with the Executive's position and are of such a nature as are usually associated with such office of a corporation engaged in substantially the same business as the Company;

     (e) the Company requires the Executive to relocate his employment more than fifty (50) miles from his place of employment, without the consent of the Executive, excluding reasonably required business travel or temporary assignments for a reasonable period of time;

     (f)  a reduction in Executive's compensation or benefits; or

     (g)  the Company shall fail to make a payment when due to the Executive.

     2.5 Termination Compensation. Termination Compensation equal to 2.00 times Executive's Base Period Income shall be paid in a single sum payment in cash or in common stock of the Company, at the election of the Executive. Payment of Termination Compensation to Executive shall be made on the later of the thirtieth (30th) business day after Executive's employment termination or the first day of the month following his employment termination.

     2.6 Base Period  Income.  Executive's  Base Period Income equals the sum of
(i) his annual base salary as of Executive's termination date, and (ii) the greater of the average of any incentive bonus payable to Executive for the Company's last two completed fiscal years or the Executive's target bonus opportunity for the then current year under the Company's annual incentive plan.

     2.7 Notice of Termination. Any termination by the Company under the Cause Exception or by the Executive shall be communicated by Notice of Termination to the other party hereto. A "Notice of Termination" shall be a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) in the case of terminations under 2.2 or 2.3 (b) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and
(iii) if the termination date is other than the date of receipt of such notice, specifies the effective date of termination.

                                    ARTICLE 3
                              GROSS UP OF PAYMENTS

     In the event that any amounts required to be paid or distributed to the Executive from the Company, whether pursuant to this agreement or any other arrangement or agreement, shall constitute a parachute payment within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor statutory provision ("Excess Parachute Payments") and the aggregate of such parachute payments and any other amounts or property otherwise required to be paid or distributed to the Executive by the Company would cause the Executive to be subject to the excise tax on excess parachute payments under Section 4999 of the Code, or any successor or similar provision thereof, the Company shall pay to the Executive such additional amounts as are necessary so that, after taking into account any tax imposed by such Section 4999 or any successor statutory provision, on any Excess Parachute Payments, as well as on payments made pursuant to this sentence, and any federal or state income taxes payable as a result of any payments due to the Executive pursuant to this sentence, the Executive is in the same after-tax position the Executive would have been in if such Section 4999 or any successor statutory provision did not apply and no payments were made pursuant to this sentence.

                                    ARTICLE 4
                                 ATTORNEY'S FEES

     In the event that the Executive incurs any attorney's fees in protecting or enforcing his rights under this Agreement, the Company shall reimburse the Executive for such reasonable attorneys' fees and for any other reasonable expenses related thereto. Such reimbursement shall be made within thirty (30) days following final resolution of the dispute or occurrence giving rise to such fees and expenses.

                                    ARTICLE 5
                        WELFARE BENEFIT PLAN EQUIVALENTS

     5.1 Continuation of Coverage of Welfare Benefit Plans. If the Executive is entitled to receive Termination Compensation under this Agreement, the Company shall maintain in full force and effect for the continued benefit of Executive and his eligible dependents, for a period of thirty-six (36) months following the date of termination, each Welfare Benefit Plan in which the Executive was entitled to participate immediately prior to the date of termination, at the benefit levels then in effect with the Executive and the Company sharing the cost of coverage in the same manner as in effect upon the Control Change Date. In the event that the Executive's continued participation in any such plan is not permitted thereunder, then the Company shall provide the Executive and his eligible dependents a benefit substantially similar to and no less favorable than the benefit provided under such plan immediately prior to such termination of coverage and the cost to the executive shall not exceed the cost which the Executive would have incurred had participation in the plan been permitted. At the termination of any period of coverage provided above, the Executive shall have the option to have assigned to him, at no cost and no apportionment of prepaid premiums, any assignable insurance owned by the Company and relating specifically to the Executive. In lieu of being provided with the benefits as described in the preceding sentence, the Executive may, at the Executive's election and sole discretion, require the Company to include in the Executive's Termination Compensation a lump sum amount equal to the value of the benefits described in the preceding sentence.

     5.2 Optional Additional Continuation of Coverage. If the Executive is at least 55 years of age when he becomes entitled to receive Termination Compensation, then after the expiration of the period of extended coverage under the Welfare Benefit Plans as set forth in Section 5.1 above, the Company shall permit the Executive, at his option, to further continue participation in any Welfare Benefit Plan, if such Executive is not then eligible to participate in any other plan sponsored by the then current employer of the Executive or the Executive's spouse offering substantially similar benefits. The Executive's continued participation under this Section 5.2 shall (i) be at the sole cost and expense of the Executive, and (ii) shall terminate upon the earliest of (A) the Executive becoming eligible to participate in a plan sponsored by the current employer of the Executive or the Executive's spouse offering substantially similar benefits, (B) upon the date that the Executive is no longer eligible to participate in the Welfare Benefit Plan, or (C) the Executive and the executive's spouse becoming eligible for Medicare coverage. If the executive elects this continued coverage, the Company shall use its best efforts to cause the Welfare Benefit Plan to maintain the eligibility of the Executive to participate therein or make alternative arrangements to provide the Executive and his spouse coverage reasonably equivalent to that provided by the Welfare Benefit Plan at the equivalent cost to the Executive.

     5.3 Welfare  Benefit  Plan.  The term Welfare  Benefit Plan as used in this
Article 5 refers to any plan, fund or program as defined under Section 3(1) of the Employee Retirement Income Security Act ("ERISA"), which has been established and is maintained by the Company for the purpose of providing its employees or their beneficiaries, through the purchase of insurance or otherwise, medical, surgical, hospital care or benefits, or benefits in the event of sickness, accident, disability or death.

                                    ARTICLE 6
                              MITIGATION OF PAYMENT

     The Company and the Executive agree that, following the termination of employment by the Executive with Company, the Executive has no obligation to take any steps whatsoever to secure other employment and such failure by the Executive to search for or to find other employment upon termination from Company shall in no way impact the Executive's right to receive payment under any of the provisions of this Agreement.

                                    ARTICLE 7
                   DECISIONS BY COMPANY; FACILITY OF PAYMENT

     Any powers granted to the Board hereunder may be exercised by a committee, appointed by the Board, and such committee, if appointed, shall have general responsibility for the administration and interpretation of this Agreement. If the Board or the committee shall find that any person to whom any amount is or was payable hereunder is unable to care for his affairs because of illness or accident, or has died, then the Board or the committee, if it so elects, may direct that any payment due him or his estate (unless a prior claim therefore has been made by a duly appointed legal representative) or any part thereof be paid or applied for the benefit of such person or to or for the benefit of his spouse, children or other dependents, an institution maintaining or having custody of such person, any other person deemed by the Board or committee to be a proper recipient on behalf of such person otherwise entitled to payment, or any of them, in such manner and proportion as the Board or committee may deem proper. Any such payment shall be in complete discharge of the liability of the Company therefor.

                                    ARTICLE 8
                                 INDEMNIFICATION

     The Company shall indemnify the Executive during his employment and thereafter to the maximum extent permitted by applicable law for any and all liability of the Executive arising out of, or in connection with, his employment by the Company or membership on the Board; provided, that in no event shall such indemnity of the Executive at any time during the period of his employment by the Company be less than the maximum indemnity provided by the Company at any time during such period to any other officer or director under an indemnification insurance policy or the bylaws or charter of the Company or by agreement.

                                    ARTICLE 9
                          SOURCE OF PAYMENTS; NO TRUST

     The obligations of the Company to make payments hereunder shall constitute an unsecured liability of the Company to the Executive. Such payments shall be from the general funds of the Company, and the Company shall not be required to establish or maintain any special or separate fund, or otherwise to segregate assets to assure that such payments shall be made, and neither the Executive nor his designated beneficiary shall have any interest in any particular asset of the Company by reason of its obligations hereunder. Nothing contained in this Agreement shall create or be construed as creating a trust of any kind or any other fiduciary relationship between the Company and the Executive or any other person. To the extent that any person acquires a right to receive payments from the Company hereunder, such right shall be no greater than the right of an unsecured creditor of the Company.

                                   ARTICLE 10
                                  SEVERABILITY

     All agreements and covenants contained herein are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

                                   ARTICLE 11
                              ASSIGNMENT PROHIBITED

     This Agreement is personal to each of the parties hereto, and neither party may assign nor delegate any of his or its rights or obligations hereunder. Any attempt to assign any rights or delegate any obligations under this Agreement shall be void.

                                   ARTICLE 12
                                  NO ATTACHMENT

     Except as otherwise provided in this Agreement or required by applicable law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

                                   ARTICLE 13
                                    HEADINGS

     The headings of articles, paragraphs and sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

                                   ARTICLE 14
                                  GOVERNING LAW

     The parties intend that this Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of Arkansas, and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of Arkansas, shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

                                   ARTICLE 15
                                 BINDING EFFECT

     This Agreement shall be binding upon, and inure to the benefit of, the Executive and his heirs, executors, administrators and legal representatives and the Company and its permitted successors and assigns.

                                   ARTICLE 16
                             MERGER OR CONSOLIDATION

     The Company will not consolidate or merge into or with another corporation, or transfer all or substantially all of its assets to another corporation (the "Successor Corporation") unless the Successor Corporation shall assume this Agreement, and upon such assumption, the Executive and the Successor Corporation shall become obligated to perform the terms and conditions of this Agreement.

                                   ARTICLE 17
                                ENTIRE AGREEMENT

     This Agreement expresses the whole and entire agreement between the parties with referenced to the employment of the Executive and, as of the effective date hereof, supersedes and replaces any prior employment agreement, understanding or arrangement (whether written or oral) between the Company and the Executive. Each of the parties hereto has relied on his or its own judgment in entering into this Agreement.

                                   ARTICLE 18
                                     NOTICES

     All notices, requests and other communications to any party under this Agreement shall be in writing and shall be given to such party at its address set forth below or such other address as such party may hereafter specify for the purpose by notice to the other party:

     (a)  If to the Executive:
                         J. Thomas May
                         2111 Country Club Lane
                         Pine Bluff, Arkansas 71603

     (b)  If to the Company:
                         Simmons First National Corporation
                         ATTN.:   Chairman
                         501 Main Street
                         P. O. Box 7009
                         Pine Bluff, Arkansas 71611


Each such notice, request or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this ARTICLE 18.

                                   ARTICLE 19
                            MODIFICATION OF AGREEMENT

     No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. No evidence of any waiver of modification shall be offered or received in evidence at any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The parties further agree that the provisions of this ARTICLE 19 may not be waived except as herein set forth.

                                   ARTICLE 20
                                      TAXES

     To the extent required by applicable law, the Company shall deduct and withhold all necessary Social Security taxes and all necessary federal and state withholding taxes and any other similar sums required by laws to be withheld from any payments made pursuant to the terms of this Agreement.

                                   ARTICLE 21
                                    RECITALS

     The Recitals to this Agreement are incorporated herein and shall constitute an integral part of this Agreement


     IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first above written.

                              EXECUTIVE:

                              /s/ J. Thomas May
                              -------------------------------------
                              J. Thomas May


                              SIMMONS FIRST NATIONAL CORPORATION

                              By:    /s/ Barry Crow
                              Title: EVP & CFO

Exhibit 10(b)

                         EXECUTIVE SEVERANCE AGREEMENT

     THIS EXECUTIVE SEVERANCE AGREEMENT (the "Agreement"), made and entered into on the 7th day of June, 2001, by and between Simmons First National Corporation (the "Company"), an Arkansas corporation, and Barry Crow (the "Executive").

                               R E C I T A L S:

     The Company acknowledges that the Executive has significantly contributed to the growth and success of the Company and is expected to continue to do so. As a publicly held corporation, a Change in Control of the Company may occur with or without the approval of the Board of Directors of the Company ("Board"). The Board also recognizes that the possibility of such a Change in Control may contribute to uncertainty on the part of senior management resulting in distraction from their operating responsibilities or in the departure of senior management.

     The Board believes that outstanding management is critical to advancing the best interests of the Company and its shareholders. It is essential that the management of the Company's business be continued with a minimum of disruption during any proposed bid to acquire the Company or to engage in a business combination with the Company. The Company believes that the objective of securing and retaining outstanding management will be achieved if certain of the Company's senior management employees are given assurances of employment security so they will not be distracted by personal uncertainties and risks created by such circumstances.

     NOW, THEREFORE, in consideration of the mutual covenants and obligations herein and the compensation the Company agrees herein to pay the Executive, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and the Executive agree as follows:

                                    ARTICLE 1
                                TERM OF AGREEMENT

     1.1 Term. This Agreement shall become effective as of the date on which it is executed by the Company (the "Effective Date"). The Agreement shall be effective for thirty-six months (36) and will automatically be extended for twelve (12) months as of each anniversary date of the Effective Date (the "Agreement Term") unless the Agreement Term is terminated by the Company upon written notification to the Executive, within thirty (30) days before an anniversary date of the Effective Date, that the Agreement will terminate as of last day of the Agreement Term as in effect immediately prior to such anniversary date.

     Unless the Company has effectively terminated this Agreement as prescribed above in this Section 1.1, in the event of a Change in Control, the Agreement Term shall be amended to twenty-four (24) months commencing upon the Change in Control Date and shall then expire at the end of such twenty-four (24) month period.

     1.2 Change in Control, means if: (i) after the date of the Agreement, any person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, becomes the owner or beneficial owner of Company securities having 25% or more of the combined voting power of the then outstanding Company securities that may be cast for the election of the Company's directors (other than as a result of an issuance of securities initiated by the Company, or open market purchases approved by the Board, as long as the majority of the Board approving the purchases are directors at the time the purchases are made); or (ii) as the direct or indirect result of, or in connection with, a cash tender or exchange offer, a merger or other business combination, a sale of assets, a contested election of directors, or any combination of these transactions, the persons who were directors of the Company before such transactions cease to constitute a majority of the Board, or any successor's board, within two years of the last of such transactions.

     1.3 Control  Change  Date,  means the date on which an event  described  in
Section 1.2 occurs. If a Change in Control occurs on account of a series of transactions, the Control Change Date is the date of the last of such transactions.

                                    ARTICLE 2
                            TERMINATION OF EMPLOYMENT

     2.1   General.   Executive   shall  be  entitled  to  receive   Termination
Compensation, as defined in Section 2.5, according to this Article if:

     (a)  the Executive's employment is involuntarily terminated as specified in
          Section 2.2, or

     (b)  the  Executive  voluntarily  terminates  employment  as  specified  in
          Section 2.3.

     2.2 Termination by the Company.

     (a) Executive shall be entitled to receive Termination Compensation (as described in Section 2.5) if during an Agreement Term, Executive's employment is terminated by the Company without Cause by reason of or after the occurrence of a Trigger Event (as defined in Section 2.4) which occurs on or after a Control Change Date.

     (b) Executive shall be entitled to receive Termination Compensation (as described in Section 2.5) if during an Agreement Term, Executive's employment is terminated by the Company without Cause by reason of or after the occurrence of a Trigger Event (as defined in Section 2.4) which occurs within the 180 days immediately preceding a Control Change Date.

     (c)  Cause,  means,  for  purposes  of  this  Agreement,  (i)  willful  and continued failure by the Executive to perform his duties as established by the Board of Directors of the Company; (ii) a material breach by the Executive of his fiduciary duties of loyalty or care to the Company; (iii) conviction of a felony; or (iv) willful, flagrant, deliberate and repeated infractions of material published policies and procedures of the Company of which the Executive has actual knowledge (the "Cause Exception"). If the Company desires to discharge the Executive under the Cause Exception, it shall give notice to the Executive as provided in Section 2.7 and the Executive shall have thirty (30) days after notice has been given to him in which to cure the reason for the Company's exercise of the Cause Exception. If the reason for the Company's exercise of the Cause Exception is timely cured by the Executive (as determined by a committee appointed by the Board of Directors), the Company's notice shall become null and void.

     2.3 Voluntary Termination. Executive shall be entitled to receive Termination Compensation (as defined in Section 2.5) if a Change in Control occurs during an Agreement Term, and the Executive voluntarily terminates employment during an Agreement Term and within six (6) months following the occurrence of a Trigger Event.

     2.4 Trigger Event. A Trigger Event means, for purposes of this Agreement, the occurrence of any one of the following events:

     (a) the failure by the Board to reelect or appoint the Executive to a position with duties, functions and responsibilities substantially equivalent to the position held by the Executive on the Control Change Date;

     (b) a material modification by the Board of the duties, functions responsibilities of the Executive without his consent;

     (c) the failure of the Company to permit the Executive to exercise such responsibilities as are consistent with the Executive's position and are of such a nature as are usually associated with such office of a corporation engaged in substantially the same business as the Company;

     (d) the Company requires the Executive to relocate his employment more than fifty (50) miles from his place of employment, without the consent of the Executive, excluding reasonably required business travel or temporary assignments for a reasonable period of time;

     (e)  a reduction in Executive's compensation or benefits; or

     (f)  the Company shall fail to make a payment when due to the Executive.

     2.5 Termination Compensation. Termination Compensation equal to 1.50 times Executive's Base Period Income shall be paid in a single sum payment in cash or in common stock of the Company, at the election of the Executive. Payment of Termination Compensation to Executive shall be made on the later of the thirtieth (30th) business day after Executive's employment termination or the first day of the month following his employment termination.

     2.6 Base Period  Income.  Executive's  Base Period Income equals the sum of
(i) his annual base salary as of Executive's termination date, and (ii) the greater of the average of any incentive bonus payable to Executive for the Company's last two completed fiscal years or the Executive's target bonus opportunity for the then current year under the Company's annual incentive plan

     2.7 Notice of Termination. Any termination by the Company under the Cause Exception or by the Executive after a Trigger Event shall be communicated by Notice of Termination to the other party hereto. A "Notice of Termination" shall be a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the termination date is other than the date of receipt of such notice, specifies the effective date of termination.

                                    ARTICLE 3
                                 ATTORNEY'S FEES

     In the event that the Executive incurs any attorney's fees in protecting or enforcing his rights under this Agreement, the Company shall reimburse the Executive for such reasonable attorneys' fees and for any other reasonable expenses related thereto. Such reimbursement shall be made within thirty (30) days following final resolution of the dispute or occurrence giving rise to such fees and expenses.

                                    ARTICLE 4
                        WELFARE BENEFIT PLAN EQUIVALENTS

     4.1 Continuation of Coverage of Welfare Benefit Plans. If the Executive is entitled to receive Termination Compensation under this Agreement, the Company shall maintain in full force and effect for the continued benefit of Executive and his eligible dependents, for a period of thirty-six (36) months following the date of termination, each Welfare Benefit Plan in which the Executive was entitled to participate immediately prior to the date of termination, at the benefit levels then in effect with the Executive and the Company sharing the cost of coverage in the same manner as in effect upon the Control Change Date. In the event that the Executive's continued participation in any such plan is not permitted thereunder, then the Company shall provide the Executive and his eligible dependents a benefit substantially similar to and no less favorable than the benefit provided under such plan immediately prior to such termination of coverage and the cost to the executive shall not exceed the cost which the Executive would have incurred had participation in the plan been permitted. At the termination of any period of coverage provided above, the Executive shall have the option to have assigned to him, at no cost and no apportionment of prepaid premiums, any assignable insurance owned by the Company and relating specifically to the Executive. In lieu of being provided with the benefits as described in the preceding sentence, the Executive may, at the Executive's election and sole discretion, require the Company to include in the Executive's Termination Compensation a lump sum amount equal to the value of the benefits described in the preceding sentence.

     4.2 Optional Additional Continuation of Coverage. If the Executive is at least 55 years of age when he becomes entitled to receive Termination Compensation, then after the expiration of the period of extended coverage under the Welfare Benefit Plans as set forth in Section 4.1 above, the Company shall permit the Executive, at his option, to further continue participation in any Welfare Benefit Plan, if such Executive is not then eligible to participate in any other plan sponsored by the then current employer of the Executive or the Executive's spouse offering substantially similar benefits. The Executive's continued participation under this Section 4.2 shall (i) be at the sole cost and expense of the Executive, and (ii) shall terminate upon the earliest of (A) the Executive becoming eligible to participate in a plan sponsored by the current employer of the Executive or the Executive's spouse offering substantially similar benefits, (B) upon the date that the Executive is no longer eligible to participate in the Welfare Benefit Plan, or (C) the Executive and the executive's spouse becoming eligible for Medicare coverage. If the executive elects this continued coverage, the Company shall use its best efforts to cause the Welfare Benefit Plan to maintain the eligibility of the Executive to participate therein or make alternative arrangements to provide the Executive and his spouse coverage reasonably equivalent to that provided by the Welfare Benefit Plan at the equivalent cost to the Executive.

     4.3 Welfare  Benefit  Plan.  The term Welfare  Benefit Plan as used in this
Article 4 refers to any plan, fund or program as defined under Section 3(1) of the Employee Retirement Income Security Act ("ERISA"), which has been established and is maintained by the Company for the purpose of providing its employees or their beneficiaries, through the purchase of insurance or otherwise, medical, surgical, hospital care or benefits, or benefits in the event of sickness, accident, disability or death.

                                    ARTICLE 5
                              MITIGATION OF PAYMENT

     The Company and the Executive agree that, following the termination of employment by the Executive with Company, the Executive has no obligation to take any steps whatsoever to secure other employment and such failure by the Executive to search for or to find other employment upon termination from Company shall in no way impact the Executive's right to receive payment under any of the provisions of this Agreement.

                                    ARTICLE 6
                  DECISIONS BY COMPANY; FACILITY OF PAYMENT

     Any powers granted to the Board hereunder may be exercised by a committee, appointed by the Board, and such committee, if appointed, shall have general responsibility for the administration and interpretation of this Agreement. If the Board or the committee shall find that any person to whom any amount is or was payable hereunder is unable to care for his affairs because of illness or accident, or has died, then the Board or the committee, if it so elects, may direct that any payment due him or his estate (unless a prior claim therefore has been made by a duly appointed legal representative) or any part thereof be paid or applied for the benefit of such person or to or for the benefit of his spouse, children or other dependents, an institution maintaining or having custody of such person, any other person deemed by the Board or committee to be a proper recipient on behalf of such person otherwise entitled to payment, or any of them, in such manner and proportion as the Board or committee may deem proper. Any such payment shall be in complete discharge of the liability of the Company therefor.

                                    ARTICLE 7
                                 INDEMNIFICATION

     The Company shall indemnify the Executive during his employment and thereafter to the maximum extent permitted by applicable law for any and all liability of the Executive arising out of, or in connection with, his employment by the Company or membership on the Board; provided, that in no event shall such indemnity of the Executive at any time during the period of his employment by the Company be less than the maximum indemnity provided by the Company at any time during such period to any other officer or director under an indemnification insurance policy or the bylaws or charter of the Company or by agreement.

                                    ARTICLE 8
                          SOURCE OF PAYMENTS; NO TRUST

     The obligations of the Company to make payments hereunder shall constitute an unsecured liability of the Company to the Executive. Such payments shall be from the general funds of the Company, and the Company shall not be required to establish or maintain any special or separate fund, or otherwise to segregate assets to assure that such payments shall be made, and neither the Executive nor his designated beneficiary shall have any interest in any particular asset of the Company by reason of its obligations hereunder. Nothing contained in this Agreement shall create or be construed as creating a trust of any kind or any other fiduciary relationship between the Company and the Executive or any other person. To the extent that any person acquires a right to receive payments from the Company hereunder, such right shall be no greater than the right of an unsecured creditor of the Company.

                                    ARTICLE 9
                                  SEVERABILITY

     All agreements and covenants contained herein are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

                                   ARTICLE 10
                              ASSIGNMENT PROHIBITED

     This Agreement is personal to each of the parties hereto, and neither party may assign nor delegate any of his or its rights or obligations hereunder. Any attempt to assign any rights or delegate any obligations under this Agreement shall be void.

                                   ARTICLE 11
                                  NO ATTACHMENT

     Except as otherwise provided in this Agreement or required by applicable law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

                                   ARTICLE 12
                                    HEADINGS

     The headings of articles, paragraphs and sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

                                   ARTICLE 13
                                  GOVERNING LAW

     The parties intend that this Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of Arkansas, and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of Arkansas, shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

                                   ARTICLE 14
                                 BINDING EFFECT

     This Agreement shall be binding upon, and inure to the benefit of, the Executive and his heirs, executors, administrators and legal representatives and the Company and its permitted successors and assigns.


                                   ARTICLE 15
                             MERGER OR CONSOLIDATION

     The Company will not consolidate or merge into or with another corporation, or transfer all or substantially all of its assets to another corporation (the "Successor Corporation") unless the Successor Corporation shall assume this Agreement, and upon such assumption, the Executive and the Successor Corporation shall become obligated to perform the terms and conditions of this Agreement.

                                   ARTICLE 16
                                ENTIRE AGREEMENT

     This Agreement expresses the whole and entire agreement between the parties with referenced to the employment of the Executive and, as of the effective date hereof, supersedes and replaces any prior employment agreement, understanding or arrangement (whether written or oral) between the Company and the Executive. Each of the parties hereto has relied on his or its own judgment in entering into this Agreement.

                                   ARTICLE 17
                                     NOTICES

     All notices, requests and other communications to any party under this Agreement shall be in writing and shall be given to such party at its address set forth below or such other address as such party may hereafter specify for the purpose by notice to the other party:

     (a)  If to the Executive:
                         Barry Crow
                         3906 King Richard Drive
                         Pine Bluff, Arkansas 71603

     (b)  If to the Company:
                         Simmons First National Corporation
                         Attention: Chairman
                         501 Main Street
                         P. O. Box 7009
                         Pine Bluff, Arkansas 71611

Each such notice, request or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this ARTICLE 17.

                                   ARTICLE 18
                            MODIFICATION OF AGREEMENT

     No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. No evidence of any waiver of modification shall be offered or received in evidence at any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The parties further agree that the provisions of this ARTICLE 18 may not be waived except as herein set forth.

                                   ARTICLE 19
                                      TAXES

     To the extent required by applicable law, the Company shall deduct and withhold all necessary Social Security taxes and all necessary federal and state withholding taxes and any other similar sums required by laws to be withheld from any payments made pursuant to the terms of this Agreement.

                                   ARTICLE 20
                                    RECITALS

     The Recitals to this Agreement are incorporated herein and shall constitute an integral part of this Agreement

     IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first above written.

                              EXECUTIVE:

                              /s/  Barry Crow
                              -------------------------------------
                              Barry Crow


                              SIMMONS FIRST NATIONAL CORPORATION

                              By:    J. Thomas May
                              Title: Chairman

Exhibit 10(c)

                          EXECUTIVE SEVERANCE AGREEMENT

     THIS EXECUTIVE SEVERANCE AGREEMENT (the "Agreement"), made and entered into on the 7th day ofJune, 2001, by and between Simmons First National Corporation (the "Company"), an Arkansas corporation, and Jim Powell (the "Executive").

                               R E C I T A L S:

     The Company acknowledges that the Executive has significantly contributed to the growth and success of the Company and is expected to continue to do so. As a publicly held corporation, a Change in Control of the Company may occur with or without the approval of the Board of Directors of the Company ("Board"). The Board also recognizes that the possibility of such a Change in Control may contribute to uncertainty on the part of senior management resulting in distraction from their operating responsibilities or in the departure of senior management.

     The Board believes that outstanding management is critical to advancing the best interests of the Company and its shareholders. It is essential that the management of the Company's business be continued with a minimum of disruption during any proposed bid to acquire the Company or to engage in a business combination with the Company. The Company believes that the objective of securing and retaining outstanding management will be achieved if certain of the Company's senior management employees are given assurances of employment security so they will not be distracted by personal uncertainties and risks created by such circumstances.

     NOW, THEREFORE, in consideration of the mutual covenants and obligations herein and the compensation the Company agrees herein to pay the Executive, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and the Executive agree as follows:

                                    ARTICLE 1
                                TERM OF AGREEMENT

     1.1 Term. This Agreement shall become effective as of the date on which it is executed by the Company (the "Effective Date"). The Agreement shall be effective for thirty-six months (36) and will automatically be extended for twelve (12) months as of each anniversary date of the Effective Date (the "Agreement Term") unless the Agreement Term is terminated by the Company upon written notification to the Executive, within thirty (30) days before an anniversary date of the Effective Date, that the Agreement will terminate as of last day of the Agreement Term as in effect immediately prior to such anniversary date.

     Unless the Company has effectively terminated this Agreement as prescribed above in this Section 1.1, in the event of a Change in Control, the Agreement Term shall be amended to twenty-four (24) months commencing upon the Change in Control Date and shall then expire at the end of such twenty-four (24) month period.

     1.2 Change in Control, means if: (i) after the date of the Agreement, any person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, becomes the owner or beneficial owner of Company securities having 25% or more of the combined voting power of the then outstanding Company securities that may be cast for the election of the Company's directors (other than as a result of an issuance of securities initiated by the Company, or open market purchases approved by the Board, as long as the majority of the Board approving the purchases are directors at the time the purchases are made); or (ii) as the direct or indirect result of, or in connection with, a cash tender or exchange offer, a merger or other business combination, a sale of assets, a contested election of directors, or any combination of these transactions, the persons who were directors of the Company before such transactions cease to constitute a majority of the Board, or any successor's board, within two years of the last of such transactions.

     1.3 Control  Change  Date,  means the date on which an event  described  in
Section 1.2 occurs. If a Change in Control occurs on account of a series of transactions, the Control Change Date is the date of the last of such transactions.

                                    ARTICLE 2
                            TERMINATION OF EMPLOYMENT

     2.1   General.   Executive   shall  be  entitled  to  receive   Termination
Compensation, as defined in Section 2.5, according to this Article if:

     (a)  the Executive's employment is involuntarily terminated as specified in
          Section 2.2, or

     (b)  the  Executive  voluntarily  terminates  employment  as  specified  in
          Section 2.3.

     2.2 Termination by the Company.

     (a) Executive shall be entitled to receive Termination Compensation (as described in Section 2.5) if during an Agreement Term, Executive's employment is terminated by the Company without Cause by reason of or after the occurrence of a Trigger Event (as defined in Section 2.4) which occurs on or after a Control Change Date.

     (b) Executive shall be entitled to receive Termination Compensation (as described in Section 2.5) if during an Agreement Term, Executive's employment is terminated by the Company without Cause by reason of or after the occurrence of a Trigger Event (as defined in Section 2.4) which occurs within the 180 days immediately preceding a Control Change Date.

     (c)  Cause,  means,  for  purposes  of  this  Agreement,  (i)  willful  and continued failure by the Executive to perform his duties as established by the Board of Directors of the Company; (ii) a material breach by the Executive of his fiduciary duties of loyalty or care to the Company; (iii) conviction of a felony; or (iv) willful, flagrant, deliberate and repeated infractions of material published policies and procedures of the Company of which the Executive has actual knowledge (the "Cause Exception"). If the Company desires to discharge the Executive under the Cause Exception, it shall give notice to the Executive as provided in Section 2.7 and the Executive shall have thirty (30) days after notice has been given to him in which to cure the reason for the Company's exercise of the Cause Exception. If the reason for the Company's exercise of the Cause Exception is timely cured by the Executive (as determined by a committee appointed by the Board of Directors), the Company's notice shall become null and void.

     2.3 Voluntary Termination. Executive shall be entitled to receive Termination Compensation (as defined in Section 2.5) if a Change in Control occurs during an Agreement Term, and the Executive voluntarily terminates employment during an Agreement Term and within six (6) months following the occurrence of a Trigger Event.

     2.4 Trigger Event. A Trigger Event means, for purposes of this Agreement, the occurrence of any one of the following events:

     (a) the failure by the Board to reelect or appoint the Executive to a position with duties, functions and responsibilities substantially equivalent to the position held by the Executive on the Control Change Date;

     (b) a material modification by the Board of the duties, functions responsibilities of the Executive without his consent;

     (c) the failure of the Company to permit the Executive to exercise such responsibilities as are consistent with the Executive's position and are of such a nature as are usually associated with such office of a corporation engaged in substantially the same business as the Company;

     (d) the Company requires the Executive to relocate his employment more than fifty (50) miles from his place of employment, without the consent of the Executive, excluding reasonably required business travel or temporary assignments for a reasonable period of time;

     (e)  a reduction in Executive's compensation or benefits; or

     (f)  the Company shall fail to make a payment when due to the Executive.

     2.5 Termination Compensation. Termination Compensation equal to 1.50 times Executive's Base Period Income shall be paid in a single sum payment in cash or in common stock of the Company, at the election of the Executive. Payment of Termination Compensation to Executive shall be made on the later of the thirtieth (30th) business day after Executive's employment termination or the first day of the month following his employment termination.

     2.6 Base Period  Income.  Executive's  Base Period Income equals the sum of
(i) his annual base salary as of Executive's termination date, and (ii) the greater of the average of any incentive bonus payable to Executive for the Company's last two completed fiscal years or the Executive's target bonus opportunity for the then current year under the Company's annual incentive plan.

     2.7 Notice of Termination. Any termination by the Company under the Cause Exception or by the Executive after a Trigger Event shall be communicated by Notice of Termination to the other party hereto. A "Notice of Termination" shall be a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the termination date is other than the date of receipt of such notice, specifies the effective date of termination.

                                    ARTICLE 3
                                 ATTORNEY'S FEES

     In the event that the Executive incurs any attorney's fees in protecting or enforcing his rights under this Agreement, the Company shall reimburse the Executive for such reasonable attorneys' fees and for any other reasonable expenses related thereto. Such reimbursement shall be made within thirty (30) days following final resolution of the dispute or occurrence giving rise to such fees and expenses.

                                    ARTICLE 4
                        WELFARE BENEFIT PLAN EQUIVALENTS

     4.1 Continuation of Coverage of Welfare Benefit Plans. If the Executive is entitled to receive Termination Compensation under this Agreement, the Company shall maintain in full force and effect for the continued benefit of Executive and his eligible dependents, for a period of thirty-six (36) months following the date of termination, each Welfare Benefit Plan in which the Executive was entitled to participate immediately prior to the date of termination, at the benefit levels then in effect with the Executive and the Company sharing the cost of coverage in the same manner as in effect upon the Control Change Date. In the event that the Executive's continued participation in any such plan is not permitted thereunder, then the Company shall provide the Executive and his eligible dependents a benefit substantially similar to and no less favorable than the benefit provided under such plan immediately prior to such termination of coverage and the cost to the executive shall not exceed the cost which the Executive would have incurred had participation in the plan been permitted. At the termination of any period of coverage provided above, the Executive shall have the option to have assigned to him, at no cost and no apportionment of prepaid premiums, any assignable insurance owned by the Company and relating specifically to the Executive. In lieu of being provided with the benefits as described in the preceding sentence, the Executive may, at the Executive's election and sole discretion, require the Company to include in the Executive's Termination Compensation a lump sum amount equal to the value of the benefits described in the preceding sentence.

     4.2 Optional Additional Continuation of Coverage. If the Executive is at least 55 years of age when he becomes entitled to receive Termination Compensation, then after the expiration of the period of extended coverage under the Welfare Benefit Plans as set forth in Section 4.1 above, the Company shall permit the Executive, at his option, to further continue participation in any Welfare Benefit Plan, if such Executive is not then eligible to participate in any other plan sponsored by the then current employer of the Executive or the Executive's spouse offering substantially similar benefits. The Executive's continued participation under this Section 4.2 shall (i) be at the sole cost and expense of the Executive, and (ii) shall terminate upon the earliest of (A) the Executive becoming eligible to participate in a plan sponsored by the current employer of the Executive or the Executive's spouse offering substantially similar benefits, (B) upon the date that the Executive is no longer eligible to participate in the Welfare Benefit Plan, or (C) the Executive and the executive's spouse becoming eligible for Medicare coverage. If the executive elects this continued coverage, the Company shall use its best efforts to cause the Welfare Benefit Plan to maintain the eligibility of the Executive to participate therein or make alternative arrangements to provide the Executive and his spouse coverage reasonably equivalent to that provided by the Welfare Benefit Plan at the equivalent cost to the Executive.

     4.3 Welfare  Benefit  Plan.  The term Welfare  Benefit Plan as used in this
Article 4 refers to any plan, fund or program as defined under Section 3(1) of the Employee Retirement Income Security Act ("ERISA"), which has been established and is maintained by the Company for the purpose of providing its employees or their beneficiaries, through the purchase of insurance or otherwise, medical, surgical, hospital care or benefits, or benefits in the event of sickness, accident, disability or death.

                                    ARTICLE 5
                              MITIGATION OF PAYMENT

     The Company and the Executive agree that, following the termination of employment by the Executive with Company, the Executive has no obligation to take any steps whatsoever to secure other employment and such failure by the Executive to search for or to find other employment upon termination from Company shall in no way impact the Executive's right to receive payment under any of the provisions of this Agreement.

                                    ARTICLE 6
                  DECISIONS BY COMPANY; FACILITY OF PAYMENT

     Any powers granted to the Board hereunder may be exercised by a committee, appointed by the Board, and such committee, if appointed, shall have general responsibility for the administration and interpretation of this Agreement. If the Board or the committee shall find that any person to whom any amount is or was payable hereunder is unable to care for his affairs because of illness or accident, or has died, then the Board or the committee, if it so elects, may direct that any payment due him or his estate (unless a prior claim therefore has been made by a duly appointed legal representative) or any part thereof be paid or applied for the benefit of such person or to or for the benefit of his spouse, children or other dependents, an institution maintaining or having custody of such person, any other person deemed by the Board or committee to be a proper recipient on behalf of such person otherwise entitled to payment, or any of them, in such manner and proportion as the Board or committee may deem proper. Any such payment shall be in complete discharge of the liability of the Company therefor.

                                    ARTICLE 7
                                 INDEMNIFICATION

     The Company shall indemnify the Executive during his employment and thereafter to the maximum extent permitted by applicable law for any and all liability of the Executive arising out of, or in connection with, his employment by the Company or membership on the Board; provided, that in no event shall such indemnity of the Executive at any time during the period of his employment by the Company be less than the maximum indemnity provided by the Company at any time during such period to any other officer or director under an indemnification insurance policy or the bylaws or charter of the Company or by agreement.

                                    ARTICLE 8
                          SOURCE OF PAYMENTS; NO TRUST

     The obligations of the Company to make payments hereunder shall constitute an unsecured liability of the Company to the Executive. Such payments shall be from the general funds of the Company, and the Company shall not be required to establish or maintain any special or separate fund, or otherwise to segregate assets to assure that such payments shall be made, and neither the Executive nor his designated beneficiary shall have any interest in any particular asset of the Company by reason of its obligations hereunder. Nothing contained in this Agreement shall create or be construed as creating a trust of any kind or any other fiduciary relationship between the Company and the Executive or any other person. To the extent that any person acquires a right to receive payments from the Company hereunder, such right shall be no greater than the right of an unsecured creditor of the Company.

                                    ARTICLE 9
                                  SEVERABILITY

     All agreements and covenants contained herein are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

                                   ARTICLE 10
                              ASSIGNMENT PROHIBITED

     This Agreement is personal to each of the parties hereto, and neither party may assign nor delegate any of his or its rights or obligations hereunder. Any attempt to assign any rights or delegate any obligations under this Agreement shall be void.

                                   ARTICLE 11
                                  NO ATTACHMENT

     Except as otherwise provided in this Agreement or required by applicable law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

                                   ARTICLE 12
                                    HEADINGS

     The headings of articles, paragraphs and sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

                                   ARTICLE 13
                                  GOVERNING LAW

     The parties intend that this Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of Arkansas, and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of Arkansas, shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

                                   ARTICLE 14
                                 BINDING EFFECT

     This Agreement shall be binding upon, and inure to the benefit of, the Executive and his heirs, executors, administrators and legal representatives and the Company and its permitted successors and assigns.

                                   ARTICLE 15
                             MERGER OR CONSOLIDATION

     The Company will not consolidate or merge into or with another corporation, or transfer all or substantially all of its assets to another corporation (the "Successor Corporation") unless the Successor Corporation shall assume this Agreement, and upon such assumption, the Executive and the Successor Corporation shall become obligated to perform the terms and conditions of this Agreement.

                                   ARTICLE 16
                                ENTIRE AGREEMENT

     This Agreement expresses the whole and entire agreement between the parties with referenced to the employment of the Executive and, as of the effective date hereof, supersedes and replaces any prior employment agreement, understanding or arrangement (whether written or oral) between the Company and the Executive. Each of the parties hereto has relied on his or its own judgment in entering into this Agreement.

                                   ARTICLE 17
                                     NOTICES

     All notices, requests and other communications to any party under this Agreement shall be in writing and shall be given to such party at its address set forth below or such other address as such party may hereafter specify for the purpose by notice to the other party:

     (a)  If to the Executive:
                         Jim Powell
                         Highway 35 North
                         Rison, Arkansas 71665

      (b) If to the Company:
                         Simmons First National Corporation
                         Attention:  Chairman
                         501 Main Street
                         P. O. Box 7009
                         Pine Bluff, Arkansas 71611

Each such notice, request or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this ARTICLE 17.

                                   ARTICLE 18
                            MODIFICATION OF AGREEMENT

     No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. No evidence of any waiver of modification shall be offered or received in evidence at any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The parties further agree that the provisions of this ARTICLE 18 may not be waived except as herein set forth.

                                   ARTICLE 19
                                      TAXES

     To the extent required by applicable law, the Company shall deduct and withhold all necessary Social Security taxes and all necessary federal and state withholding taxes and any other similar sums required by laws to be withheld from any payments made pursuant to the terms of this Agreement.

                                   ARTICLE 20
                                    RECITALS

     The Recitals to this Agreement are incorporated herein and shall constitute an integral part of this Agreement


     IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first above written.

                              EXECUTIVE:

                             /s/ Jim Powell
                             -------------------------------------
                             Jim Powell


                              SIMMONS FIRST NATIONAL CORPORATION

                              By:    /s/ J. Thomas May
                              Title: Chairman