Form 10-Q
period 2001-09-30
SIMMONS FIRST NATIONAL CORP
filed 2001-11-08
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 2001              Commission File Number 06253
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


                                 YES  X     NO
                                     ----      ----

Indicate the number of shares outstanding of each of issuer's classes of common stock.

                     Class A, Common           7,090,075
                     Class B, Common           None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX

                                                                        Page No.

Part I:  Summarized Financial Information

           Consolidated Balance Sheets --
             September 30, 2001 and December 31, 2000                       3-4

           Consolidated Statements of Income --
             Three months and nine months ended
             September 30, 2001 and 2000                                      5

           Consolidated Statements of Cash Flows --
             Nine months ended September 30, 2001 and 2000                    6

           Consolidated Statements of Changes in Stockholders' Equity
             Nine months ended September 30, 2001 and 2000                    7

           Condensed Notes to Consolidated Financial Statements            8-17

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          18-35

           Review by Independent Certified Public Accountants                36

Part II:    Other    Information                                          37-38

Part I:  Summarized Financial Information


                                                  Simmons First National Corporation
                                                       Consolidated Balance Sheets
                                                September 30, 2001 and December 31, 2000


                                                                  ASSETS


                                                                                            September 30,   December 31,
(In thousands, except share data)                                                               2001            2000
------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash and non-interest bearing balances due from banks                                       $    66,429     $    77,495
Interest bearing balances due from banks                                                         84,153          12,990
Federal funds sold and securities purchased
   under agreements to resell                                                                    77,650          20,650
                                                                                            -----------     -----------
     Cash and cash equivalents                                                                  228,232         111,135

Investment securities                                                                           391,617         398,483
Mortgage loans held for sale                                                                     22,340           8,934
Assets held in trading accounts                                                                     285           1,127
Loans                                                                                         1,298,543       1,294,710
   Allowance for loan losses                                                                    (21,361)        (21,157)
                                                                                            -----------     -----------
     Net loans                                                                                1,277,182       1,273,553

Premises and equipment                                                                           45,874          46,597
Foreclosed assets held for sale, net                                                              1,081           1,104
Interest receivable                                                                              16,968          18,878
Intangible assets, net                                                                           32,939          35,241
Other assets                                                                                     15,394          17,441
                                                                                            -----------     -----------

         TOTAL ASSETS                                                                       $ 2,031,912     $ 1,912,493
                                                                                             ==========      ==========

See Condensed Notes to Consolidated Financial Statements.


                                                  Simmons First National Corporation
                                                      Consolidated Balance Sheets
                                                September 30, 2001 and December 31, 2000


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                           September 30,    December 31,
(In thousands, except share data)                                                              2001            2000
------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
LIABILITIES
Non-interest bearing transaction accounts                                                   $   219,602    $   213,312
Interest bearing transaction accounts and savings deposits                                      471,093        471,609
Time deposits                                                                                   985,109        920,665
                                                                                            -----------    -----------
     Total deposits                                                                           1,675,804      1,605,586
Federal funds purchased and securities sold
   under agreements to repurchase                                                               101,332         67,250
Short-term debt                                                                                  12,865          4,070
Long-term debt                                                                                   42,278         41,681
Accrued interest and other liabilities                                                           18,481         20,563
                                                                                            -----------    -----------
     Total liabilities                                                                        1,850,760      1,739,150
                                                                                            -----------    -----------

STOCKHOLDERS' EQUITY
Capital stock
   Class A, common, par value $1 a share, authorized
   30,000,000 shares, 7,090,075 issued and outstanding
   at 2001 and 7,180,966 at 2000                                                                  7,090          7,181
Surplus                                                                                          45,497         47,964
Undivided profits                                                                               126,198        118,232
Accumulated other comprehensive income
   Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $1,420 at 2001 and
     income tax credit of $20 at 2000                                                             2,367            (34)
                                                                                            -----------    -----------

   Total stockholders' equity                                                                   181,152        173,343
                                                                                            -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 2,031,912    $ 1,912,493
                                                                                             ==========     ==========

See Condensed Notes to Consolidated Financial Statements.


                                                  Simmons First National Corporation
                                                   Consolidated Statements of Income
                                   Three Months and Nine Months Ended September 30, 2001 and 2000


                                                                    Three Months Ended           Nine Months Ended
                                                                       September 30,                September 30,
(In thousands, except per share data)                                2001          2000           2001         2000
---------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)                 (Unaudited)
INTEREST INCOME
   Loans                                                           $  27,298    $  28,952      $  84,827     $ 79,697
   Federal funds sold and securities purchased
     under agreements to resell                                          347          212          1,490        1,129
   Investment securities                                               5,042        5,864         16,003       17,737
   Mortgage loans held for sale, net of unrealized gains (losses)        303          143            742          382
   Assets held in trading accounts                                         1            5             10           88
   Interest bearing balances due from banks                              400          234          1,089          614
                                                                   ---------    ---------      ---------     --------
         TOTAL INTEREST INCOME                                        33,391       35,410        104,161       99,647
                                                                   ---------    ---------      ---------     --------

INTEREST EXPENSE
   Deposits                                                           15,322       16,250         48,684       44,582
   Federal funds purchased and securities sold
     under agreements to repurchase                                      592        1,156          2,339        2,490
   Short-term debt                                                       100          163            280          411
   Long-term debt                                                        830          855          2,489        2,630
                                                                   ---------    ---------      ---------     --------
         TOTAL INTEREST EXPENSE                                       16,844       18,424         53,792       50,113
                                                                   ---------    ---------      ---------     --------

NET INTEREST INCOME                                                   16,547       16,986         50,369       49,534
   Provision for loan losses                                           3,429        1,892          7,249        5,537
                                                                   ---------    ---------      ---------     --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                      13,118       15,094         43,120       43,997
                                                                   ---------    ---------      ---------     --------
NON-INTEREST INCOME
   Trust income                                                        1,443        1,496          4,099        4,000
   Service charges on deposit accounts                                 2,226        2,176          6,634        5,808
   Other service charges and fees                                        408          392          1,374        1,406
   Income on sale of mortgage loans, net of commissions                  781          521          2,218        1,277
   Income on investment banking, net of commissions                      298           13            638          188
   Credit card fees                                                    2,669        2,712          7,791        7,671
   Other income                                                          901          817          2,376        2,250
   Gain on sale of securities, net                                         0            0              0            0
                                                                   ---------    ---------      ---------     --------
         TOTAL NON-INTEREST INCOME                                     8,726        8,127         25,130       22,600
                                                                   ---------    ---------      ---------     --------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                      9,058        8,591         26,963       25,282
   Occupancy expense, net                                              1,183        1,035          3,443        2,830
   Furniture and equipment expense                                     1,250        1,336          3,924        3,891
   Loss on foreclosed assets                                             165           66            327          194
   Other operating expenses                                            5,498        4,947         16,160       14,308
                                                                   ---------    ---------      ---------     --------
         TOTAL NON-INTEREST EXPENSE                                   17,154       15,975         50,817       46,505
                                                                   ---------    ---------      ---------     --------
INCOME BEFORE INCOME TAXES                                             4,690        7,246         17,433       20,092
   Provision for income taxes                                          1,154        2,281          4,856        6,190
                                                                   ---------    ---------      ---------     --------
NET INCOME                                                         $   3,536    $   4,965      $  12,577     $ 13,902
                                                                    ========     ========       ========      =======
BASIC EARNINGS PER SHARE                                           $    0.50    $    0.68      $    1.77     $   1.90
                                                                    ========     ========       ========      =======
DILUTED EARNINGS PER SHARE                                         $    0.49    $    0.67      $    1.76     $   1.89
                                                                    ========     ========       ========      =======


See Condensed Notes to Consolidated Financial Statements.



                                                  Simmons First National Corporation
                                                 Consolidated Statements of Cash Flows
                                             Nine Months Ended September 30, 2001 and 2000



                                                                                   September 30,    September 30,
(In thousands)                                                                         2001             2000
-----------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $   12,577      $   13,902
   Items not requiring (providing) cash
     Depreciation and amortization                                                       5,727           5,062
     Provision for loan losses                                                           7,249           5,537
     Net (accretion) amortization of investment securities                                (772)            403
     Deferred income taxes                                                               1,074          (1,042)
     Provision for foreclosed assets                                                       154             159
   Changes in
     Interest receivable                                                                 1,910          (2,860)
     Mortgage loans held for sale                                                      (13,406)         (5,363)
     Assets held in trading accounts                                                       842             654
     Other assets                                                                        2,047            (304)
     Accrued interest and other liabilities                                             (2,467)          1,142
     Income taxes payable                                                                 (689)            526
                                                                                    ----------      ----------
         Net cash provided by operating activities                                      14,246          17,816
                                                                                    ----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Net originations of loans                                                           (12,217)        (87,814)
   Purchase of branch locations, net funds paid                                             --         (14,398)
   Purchase of premises and equipment, net                                              (2,702)         (3,664)
   Proceeds from sale of foreclosed assets                                               1,208             799
   Proceeds from maturities of available-for-sale securities                           197,140          97,800
   Purchases of available-for-sale securities                                         (173,909)        (81,011)
   Proceeds from maturities of held-to-maturity securities                             102,300          17,681
   Purchases of held-to-maturity securities                                           (115,492)        (25,640)
                                                                                    ----------      -----------
         Net cash used in investing activities                                          (3,672)        (96,247)
                                                                                    ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                             70,218          56,776
   Net proceeds of short-term debt                                                       8,795           4,480
   Dividends paid                                                                       (4,611)         (4,315)
   Proceeds from issuance of long-term debt                                              4,085              --
   Repayments of long-term debt                                                         (3,488)         (4,312)
   Net increase in federal funds purchased and securities
     sold under agreements to repurchase                                                34,082          27,271
   Repurchase of common stock, net                                                      (2,558)         (1,101)
                                                                                    ----------      ----------
         Net cash provided by financing activities                                     106,523          78,799
                                                                                    ----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  117,097             368
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                   111,135          81,205
                                                                                    ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  228,232      $   81,573
                                                                                     =========       =========

See Condensed Notes to Consolidated Financial Statements.


                                                  Simmons First National Corporation
                                   Consolidated Statements of Changes in Stockholders' Equity
                                            Nine Months Ended September 30, 2001 and 2000

                                                                              Accumulated
                                                                                 Other
                                                      Common                  Comprehensive  Undivided
(In thousands, except share data)                      Stock      Surplus        Income       Profits      Total
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                              7,316      50,770       (3,900)      105,185      159,371
   Comprehensive income
      Net income                                           --          --           --        13,902       13,902
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $1,013                             --          --        1,689            --        1,689
                                                                                                        ---------
   Comprehensive income                                                                                    15,591
   Exercise of stock options - 20,400 shares               20         253           --            --          273
   Securities exchanged under stock option plan            (1)        (16)          --            --          (17)
   Repurchase of common stock - 63,627 shares             (63)     (1,294)          --            --       (1,357)
   Cash dividends declared - $0.59 per share               --          --           --        (4,315)      (4,315)
                                                    ---------   ---------    ---------     ---------    ---------

Balance, September 30, 2000                             7,272      49,713       (2,211)      114,772      169,546
   Comprehensive income
      Net income                                           --          --           --         4,967        4,967
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $1,307                             --          --        2,177            --        2,177
                                                                                                        ---------
   Comprehensive income                                                                                     7,144
   Exercise of stock options - 5,400 shares                 6          91           --            --           97
   Securities exchanged under stock option plan            (3)        (63)          --            --          (66)
   Repurchase of common stock - 93,200 shares             (94)     (1,777)          --            --       (1,871)
   Cash dividends declared - $0.21  per share              --          --           --        (1,507)      (1,507)
                                                    ---------   ---------    ---------     ---------    ---------

Balance, December 31, 2000                              7,181      47,964          (34)      118,232      173,343
   Comprehensive income
      Net income                                           --          --           --        12,577       12,577
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $1,440                             --          --        2,401            --        2,401
                                                                                                        ---------
   Comprehensive income                                                                                    14,978
   Exercise of stock options - 51,321 shares               51         965           --            --        1,016
   Securities exchanged under stock option plan            (8)       (252)          --            --         (260)
   Repurchase of common stock -133,955 shares            (134)     (3,180)          --            --       (3,314)
   Cash dividends declared - $0.65 per share               --          --           --        (4,611)      (4,611)
                                                    ---------   ---------    ---------     ---------    ---------

Balance, September 30, 2001                         $   7,090   $  45,497    $   2,367     $ 126,198    $ 181,152
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

     The accompanying unaudited consolidated financial statements reflect all adjustments that are in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Certain prior year amounts are reclassified to conform to current year classification. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potentially dilutive common shares outstanding during the period.

     The computation of per share earnings for the nine months ended September 30, 2001 and 2000 is as follows:



(In thousands, except per share data)                                                   2001             2000
---------------------------------------------------------------------------------------------------------------
Net Income                                                                           $  12,577         $ 13,902
                                                                                      --------          -------

Average common shares outstanding                                                        7,103            7,320
Average common share stock options outstanding                                              56               21
                                                                                     ---------          -------
Average diluted common shares                                                            7,159            7,341
                                                                                     ---------          -------

Basic earnings per share                                                             $    1.77         $   1.90
                                                                                      ========          =======
Diluted earnings per share                                                           $    1.76         $   1.89
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

NOTE 3: INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:


                                         September 30,                               December 31,
                                             2001                                       2000
                        --------------------------------------------- -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------
Held-to-Maturity
----------------
U.S. Treasury           $   31,310   $   922   $     --  $   32,232  $   21,923  $   246  $    (8)  $    22,161
U.S. Government
  agencies                  40,024       630         --      40,654      40,965      229     (145)       41,049
Mortgage-backed
  securities                 8,094       135         (1)      8,228      11,065       46     (117)       10,994
State and political
  subdivisions             118,504     3,293        (46)    121,751     110,380    1,593     (594)      111,379
Other securities               100        --         --         100          80       --       --            80
                         ---------    ------    -------   ---------   ---------   ------   ------     ---------
                        $  198,032   $ 4,980   $    (47) $  202,965  $  184,413  $ 2,114  $  (864)   $  185,663
                         =========    ======    =======   =========   =========   ======   ======     =========
Available-for-Sale
------------------
U.S. Treasury           $   20,063   $   468   $     --  $   20,531  $   23,889  $   160  $   (12)   $   24,037
U.S. Government
  agencies                 142,693     2,375         --     145,068     157,434      167   (1,165)      156,436
Mortgage-backed
  securities                12,289       138        (60)     12,367      15,266       55     (140)       15,181
State and political
  subdivisions               5,419       301         --       5,720       6,621      217      (17)        6,821
Other securities             8,996       903         --       9,899      10,541    1,054       --        11,595
                         ---------    ------    -------   ---------   ---------   ------   ------     ---------
                        $  189,460   $ 4,185   $    (60) $  193,585  $  213,751  $ 1,653  $(1,334)   $  214,070
                         =========    ======    =======   =========   =========   ======   ======     =========

     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $308,356,000 at September 30, 2001 and $279,286,000 at December 31, 2000.

     The book value of securities sold under agreements to repurchase amounted to $45,847,000 and $34,235,000 for September 30, 2001 and December 31, 2000
respectively.

     Income earned on securities for the nine months ended September 30, 2001 and 2000 is as follows:



(In thousands)                                                                           2001            2000
----------------------------------------------------------------------------------------------------------------
Taxable
  Held-to-maturity                                                                   $   4,017         $   3,188
  Available-for-sale                                                                     7,695            10,514

Non-taxable
  Held-to-maturity                                                                       4,032             3,771
  Available-for-sale                                                                       259               264
                                                                                      --------          --------

         Total                                                                       $  16,003         $  17,737
                                                                                      ========          ========

     Maturities of investment securities at September 30, 2001 are as follows:


                                                Held-to-Maturity           Available-for-Sale
                                            --------------------------  -------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-------------------------------------------------------------------------------------------------
One year or less                            $    32,739   $    33,117   $    28,440    $   28,723
After one through five years                    111,192       113,649       134,940       137,411
After five through ten years                     41,394        43,109         7,731         8,097
After ten years                                  12,607        12,990         9,353         9,455
Other securities                                    100           100         8,996         9,899
                                             ----------    ----------    ----------     ---------
         Total                              $   198,032   $   202,965   $   189,460    $  193,585
                                             ==========    ==========    ==========     =========


     There were no gross realized gains or losses as of September 30, 2001 and 2000.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:



                                                                             September 30,     December 31,
(In thousands)                                                                   2001             2000
-----------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                            $     187,738     $    197,567
   Student loans                                                                  73,467           67,145
   Other consumer                                                                187,199          192,595
Real estate
   Construction                                                                   80,070           69,169
   Single family residential                                                     232,122          244,377
   Other commercial                                                              279,464          287,170
Commercial
   Commercial                                                                    161,245          161,134
   Agricultural                                                                   76,066           57,164
   Financial institutions                                                          7,099            2,339
Other                                                                             14,073           16,050
                                                                            ------------      -----------
Total loans before allowance for loan losses                               $   1,298,543     $  1,294,710
                                                                            ============      ===========

     During the first nine months of 2001, foreclosed assets held for sale decreased $23,000 to $1,081,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans of the Company at September 30, 2001, were $187,000, $12,765,000 and $3,035,000, respectively, bringing the total of non-performing assets to $17,068,000.

     Transactions in the allowance for loan losses are as follows:



                                                                                   September 30,     December 31,
(In thousands)                                                                         2001             2000
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                           $   21,157       $  17,085
Additions
   Allowance for loan losses of acquired branches                                           --            2,155
   Provision charged to expense                                                          7,249            5,537
                                                                                     ---------        ---------
                                                                                        28,406           24,777
Deductions
   Losses charged to allowance, net of recoveries
     of $1,250 and $1,386 for the first nine months of
     2001 and 2000, respectively                                                         7,045            4,086
                                                                                     ---------        ---------

Balance, September 30                                                               $   21,361        $  20,691
                                                                                     =========        ---------

Additions
   Allowance for loan losses of acquired branches                                                           450
   Provision charged to expense                                                                           1,994
                                                                                                      ---------
                                                                                                         23,135
Deductions
   Losses charged to allowance, net of recoveries
     of $299 for the last three months of
     2000                                                                                                 1,978
                                                                                                      ---------

Balance, end of year                                                                                  $  21,157
                                                                                                       ========

     At September 30, 2001 and December 31, 2000, impaired loans totaled $21,590,000 and $18,099,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at September 30, 2001, were $5,069,000 and $3,070,000 at December 31, 2000.

     Approximately $736,000 and $359,000 of interest income was recognized on average impaired loans of $21,170,000 and $12,140,000 as of September 30, 2001 and 2000, respectively. Interest recognized on impaired loans on a cash basis during the first nine months of 2001 and 2000 was immaterial.

NOTE 5: TIME DEPOSITS

     Time deposits include approximately $385,913,000 and $324,969,000 of certificates of deposit of $100,000 or more at September 30, 2001 and December 31, 2000, respectively.

NOTE 6: INCOME TAXES

     The provision for income taxes is comprised of the following components:



                                                                    September 30,        September 30,
(In thousands)                                                          2001                 2000
------------------------------------------------------------------------------------------------------
Income taxes currently payable                                    $      3,782         $      7,232
Deferred income taxes                                                    1,074               (1,042)
                                                                  ------------         ------------
Provision for income taxes                                        $      4,856         $      6,190
                                                                   ===========          ===========


     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:



                                                                    September 30,       December 31,
(In thousands)                                                          2001                2000
----------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                        $      7,008       $      7,696
   Valuation of foreclosed assets                                            105                231
   Deferred compensation payable                                             629                708
   Deferred loan fee income                                                  198                414
   Vacation compensation                                                     482                453
   Mortgage servicing reserve                                                368                384
   Loan interest                                                             139                126
   Available-for-sale securities                                              --                 20
   Other                                                                     134                127
                                                                    ------------       ------------
       Total deferred tax assets                                           9,063             10,159
                                                                    ------------       ------------

Deferred tax liabilities
   Accumulated depreciation                                               (1,485)            (1,577)
   Available-for-sale securities                                          (1,420)                --
   FHLB stock dividends                                                     (680)              (590)
   Other                                                                    (202)              (202)
                                                                    ------------       ------------
      Total deferred tax liabilities                                      (3,787)            (2,369)
                                                                    ------------       ------------
Net deferred tax assets included in other
      assets on balance sheets                                      $      5,276       $      7,790
                                                                     ===========        ===========

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:



                                                                  September 30,        September 30,
(In thousands)                                                        2001                 2000
----------------------------------------------------------------------------------------------------
Computed at the statutory rate (35%)                            $        6,102       $        7,032

Increase (decrease) resulting from:
   Tax exempt income                                                    (1,503)              (1,530)
   Other differences, net                                                  257                  688
                                                                 -------------        -------------

Actual tax provision                                            $        4,856       $        6,190
                                                                 =============        =============



NOTE 7: LONG-TERM DEBT

     Long-term debt at September 30, 2001 and December 31, 2000, consisted of the following components,



                                                                  September 30,          December 31,
(In thousands)                                                        2001                   2000
-----------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                  $       12,000       $       14,000
9.75% note due 2008, secured by land and building                           --                  857
4.33% to 8.41% FHLB advances due 2001 to 2021,
   secured by residential real estate loans                             13,028                9,574
Trust preferred securities                                              17,250               17,250
                                                                 -------------        -------------

                                                                $       42,278       $       41,681
                                                                 =============        =============


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

     Aggregate annual maturities of long-term debt at September 30, 2001 are:


                                                                                               Annual
(In thousands)                                                             Year              Maturities
--------------------------------------------------------------------------------------------------------
                                                                            2001       $            215
                                                                            2002                  5,884
                                                                            2003                  2,824
                                                                            2004                  2,824
                                                                            2005                  2,893
                                                                         Thereafter              27,638
                                                                                        ---------------

                                                                          Total        $         42,278
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

NOTE 9: UNDIVIDED PROFITS

     The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At September 30, 2001, the bank subsidiaries had approximately $10 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal  Reserve  Board's  risk-based  capital  guidelines  include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of September 30, 2001, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 13.6% at September 30, 2001.

NOTE 10:  STOCK OPTIONS AND RESTRICTED STOCK

     At September 30, 2001, the Company had stock options outstanding of 412,329 shares and stock options exercisable of 213,599 shares. During the first nine months of 2001, 26,621 shares were issued upon exercise of stock options, 9,800 shares were forfeited and 213,300 additional stock options of the Company were granted. Also, 24,700 additional shares of common stock of the Company were granted and issued to executive officers of the Company as restricted stock, during the first nine months of 2001.

NOTE 11:  ADDITIONAL CASH FLOW INFORMATION


                                                           Nine Months Ended
                                                              September 30,
(In thousands)                                            2001            2000
--------------------------------------------------------------------------------
Interest paid                                       $   54,577      $    49,749
Income taxes paid                                   $    4,471      $     6,706


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

NOTE 13:  COMMITMENTS AND CREDIT RISK

     The eight affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprises approximately 14.5% and 15.3% of the portfolio, as of September 30, 2001 and December 31, 2000, respectively.

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

     At September 30, 2001, the Company had outstanding commitments to extend credit aggregating approximately $218,577,000 and $237,182,000 for credit card commitments and other loan commitments, respectively. At December 31, 2000, the Company had outstanding commitments to extend credit aggregating approximately $246,550,000 and $157,859,000 for credit card commitments and other loan commitments, respectively.

     Letters  of  credit  are  conditional   commitments   issued  by  the  bank
subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $5,341,000 and $3,400,000 at September 30, 2001 and December 31, 2000, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
--------

     Simmons First National Corporation recorded net income of $3,536,000, or $0.49 per diluted share for the quarter ended September 30, 2001. These earnings reflect a decrease of $1,429,000, or $0.18 per share, when compared to last year's third quarter earnings of $4,965,000, or $0.67 per diluted share. The Company's annualized return on average assets and annualized return on average stockholder's equity for the three-month period ended September 30, 2001, was 0.71% and 7.75%, compared to 1.08% and 11.77%, respectively, for the same period in 2000.

     Earnings for the nine-month period ended September 30, 2001 were $12,577,000, or $1.76 per diluted share. These earnings reflect a decrease of $1,325,000, or $0.13 per share, when compared to the nine-month period ended September 30, 2000 earnings of $13,902,000, or $1.89 per diluted share. Annualized return on average assets and annualized return on average stockholders' equity for the nine-month period ended September 30, 2001, was 0.87% and 9.46%, compared to 1.05% and 11.25%, respectively, for the same period in 2000.

     Because of the Company's previous cash acquisitions, cash earnings (net income excluding amortization of intangible assets) are an integral component of earnings. Diluted cash earnings for the third quarter of 2001 were $0.56 compared with $0.75 for the third quarter of 2000, reflecting a $0.19 decrease. Year-to-date diluted cash earnings, on a per share basis, as of September 30, 2001, were $1.97, a decrease of $0.11, or 5.3% when compared to $2.08 as of September 30, 2000. Annualized cash return on average assets was 0.83% and annualized cash return on average stockholders' equity was 8.91% for the third quarter of 2001, compared with 1.21% and 13.08%, respectively, for the same period in 2000. Annualized cash return on average assets was 0.99% and annualized cash return on average stockholders' equity was 10.66% for the nine-month period ended September 30, 2001, compared with 1.17% and 12.44%, respectively, for the same period in 2000.

     Total assets for the Company at September 30, 2001, were $2.032 billion, an increase of $119 million over the same figure at December 31, 2000. Stockholders' equity at the end of the third quarter of 2001 was $181.2 million, a $7.9 million, or 4.6%, increase from December 31, 2000. During the first nine months of 2001 the Company repurchased 133,955 common shares of stock. This stock repurchase decreased stockholders' equity by $3.3 million.

     Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company, with community banks in Pine Bluff, Jonesboro, Lake Village, Dumas, Rogers, Russellville, Searcy and El Dorado, Arkansas. The Company's eight banks conduct financial operations from 65 offices in 33 communities throughout Arkansas.

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

CONSOLIDATION OF SUBSIDIARIES
-----------------------------

     During the second quarter of 2001, the Company made a strategic decision to consolidate the charters of its two smallest banking subsidiaries. The Company is planning to consolidate Simmons First Bank of Dumas into Simmons First Bank of South Arkansas on December 7, 2001. After the consolidation, Simmons First Bank of South Arkansas will have four banking locations in Southeast Arkansas, with assets totaling approximately $100 million. The Company remains committed to a community banking philosophy. This consolidation will not have a material impact on current or future earnings of the Company.

CHANGE IN CONTROL AGREEMENTS
----------------------------

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

     During the nine-month period ended September 30, 2001, the Company repurchased 133,955 common shares of stock with a weighted average repurchase price of $24.74 per share. As of September 30, 2001, the Company has repurchased a total of 290,782 common shares of stock with a weighted average repurchase price of $22.50 per share. The Company anticipates the repurchase program will have a positive impact on earnings per share of approximately $0.07 for 2001 year-to-date earnings.

NET INTEREST INCOME
-------------------

     Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain interest income to a fully taxable equivalent basis consists of dividing tax-exempt interest income by one minus the combined federal and state income tax rate (37.50% for September 30, 2001 and 2000).

     For the three-month period ended September 30, 2001, net interest income on a fully taxable equivalent basis was $17.4 million, a decrease of $354,000, or 2.0%, from the same period in 2000. The decrease in net interest income was the result of a $1.9 million decrease in interest income and a $1.6 million decrease in interest expense. The decrease in interest income was the result of a lower yield earned on earning assets, which was partially offset by growth in the loan portfolio. The decrease in interest expense was the result of a lower cost of funds, which was offset by deposit growth. The net interest margin declined 37 basis points to 3.81% for the three-month period ended September 30, 2001, when compared to 4.18% for the same period in 2000.

     For the nine-month period ended September 30, 2001, net interest income on a fully taxable equivalent basis was $52.7 million, an increase of $1.0 million, or 2.0%, from the same period in 2000. The increase in net interest income was the result of a $4.7 million increase in interest income and a $3.7 million increase in interest expense. The increase in interest income was the result of growth in the loan portfolio, which was offset by a lower yield on earning assets. The increase in interest expense was the result of deposit growth. The net interest margin declined 29 basis points to 3.96% for the nine-month period ended September 30, 2001, when compared to 4.25% for the same period in 2000.

     The decrease in net interest margins is the direct result of the interest rate volatility during the reporting periods. The Federal Reserve has decreased the discount rate by 350 basis points during the first nine months of the current year in an effort to stimulate a stagnant and declining economy. The Federal Reserve's actions to decrease interest rates have negatively affected the net interest margin of Simmons First, as interest rates on earning assets have declined more rapidly than rates paid on interest bearing liabilities. More specifically, the negative impact on net interest margin was due in part to Arkansas's restrictive usury law. The usury law limited the interest rate the Company can charge on the loan portfolio to a maximum of five percentage points over the Federal Reserve discount rate. The most significant impact to net interest margin was in the credit card portfolio, which had to be repriced immediately after all reductions in the discount rate.

     On November 11, 1999, the Gramm Leach Bliley Act was adopted by Congress and signed by the President. This Act included a provision which would set the maximum interest rate on loans made in Arkansas, by banks with Arkansas as their Home State, at the greater of the rate authorized by Arkansas law or the highest rate permitted by any of the out-of-state banks which maintain branches in Arkansas. An action was brought in the Western District of Arkansas, attacking the validity of the statute in 2000. Subsequently, the District Court issued a decision upholding the statute. Furthermore, during October 2001, the Eighth Circuit Court of Appeals upheld that statute.

     Now that the usury cap issue has been settled, the Company anticipates it will be able to manage interest rate risk more effectively going forward. Presently, the Company is in the process of implementing new lending guidelines based on the new statute. The Company does not expect those changes to have a material impact for the remainder of 2001. However, the Company does expect those changes to have a positive impact for 2002.

     Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2001 versus September 30, 2000.

Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
(In thousands)                                   2001           2000                 2001             2000
------------------------------------------------------------------------------------------------------------
Interest income                             $    33,391     $    35,410          $   104,161     $    99,647
FTE adjustment                                      814             729                2,351           2,167
                                            -----------     -----------          -----------     -----------

Interest income - FTE                            34,205          36,139              106,512         101,814
Interest expense                                 16,844          18,424               53,792          50,113
                                            -----------     -----------          -----------     -----------

Net interest income - FTE                   $    17,361     $    17,715          $    52,720     $    51,701
                                             ==========      ==========           ==========      ==========

Yield on earning assets - FTE                     7.51%           8.54%                8.01%           8.36%
Cost of interest bearing liabilities              4.30%           5.02%                4.69%           4.78%
Net interest spread - FTE                         3.21%           3.52%                3.32%           3.58%
Net interest margin - FTE                         3.81%           4.18%                3.96%           4.25%



Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
(In thousands)                                                   2001 vs. 2000                 2001 vs. 2000
--------------------------------------------------------------------------------------------------------------
Increase due to change in earning assets                        $       1,977                  $      9,041
Decrease due to change in earning asset yields                         (3,911)                       (4,343)
Decrease due to change in interest bearing liabilities                 (1,173)                       (5,011)
Increase due to change in interest rates
       paid on interest bearing liabilities                             2,753                         1,332
                                                                -------------                  ------------
Increase in net interest income                                 $        (354)                 $      1,019
                                                                 ============                   ===========


     Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2001 and 2000. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis



                                                            Three Months  Ended September 30,
                                        ----------------------------------------------------------------------
                                                        2001                               2000
                                        ---------------------------------  -----------------------------------
                                            Average      Income/  Yield/       Average      Income/  Yield/
(In thousands)                              Balance      Expense  Rate(%)      Balance      Expense  Rate(%)
--------------------------------------------------------------------------------------------------------------
ASSETS
------
Earning Assets
Interest bearing balances
   due from banks                       $    49,291    $     400    3.22   $    15,246    $     234    6.11
Federal funds sold                           42,577          347    3.23        13,522          212    6.24
Investment securities - taxable             262,928        3,577    5.40       284,901        4,508    6.29
Investment securities - non-taxable         125,283        2,279    7.22       113,173        2,085    7.33
Mortgage loans held for sale                 19,557          303    6.15         7,563          143    7.52
Assets held in trading accounts                 260            1    1.53           528            5    3.77
Loans                                     1,307,639       27,298    8.28     1,249,524       28,952    9.22
                                        -----------    ---------           -----------    ---------
   Total interest earning assets          1,807,535       34,205    7.51     1,684,457       36,139    8.54
                                                       ---------                          ---------
Non-earning assets                          158,804                            151,441
                                        -----------                        -----------
   Total assets                         $ 1,966,339                        $ 1,835,898
                                         ==========                         ==========

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------
Liabilities
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts               $   468,937    $   2,350    1.99   $   445,093    $   3,271    2.92
   Time deposits                            960,627       12,972    5.36       885,038       12,979    5.83
                                        -----------    ---------           -----------    ---------
     Total interest bearing deposits      1,429,564       15,322    4.25     1,330,131       16,250    4.86
Federal funds purchased and
   securities sold under agreement
   to repurchase                             72,759          592    3.23        77,505        1,156    5.93
Other borrowed funds
   Short-term debt                           10,519          100    3.77        10,305          163    6.29
   Long-term debt                            43,007          830    7.66        42,647          855    7.98
                                        -----------    ---------           -----------    ---------
     Total interest bearing liabilities   1,555,849       16,844    4.30     1,460,588       18,424    5.02
                                                       ---------                          ---------
Non-interest bearing liabilities
   Non-interest bearing deposits            210,246                            189,827
   Other liabilities                         19,199                             17,632
                                        -----------                        -----------
     Total liabilities                    1,785,294                          1,668,047
Stockholders' equity                        181,045                            167,851
                                        -----------                        -----------
   Total liabilities and
     stockholders' equity               $ 1,966,339                        $ 1,835,898
                                         ==========                         ==========
Net interest spread                                                 3.21                               3.52
Net interest margin                                    $  17,361    3.81                  $  17,715    4.18
                                                        ========                           ========



                                                            Nine Months  Ended September 30,
                                        ----------------------------------------------------------------------
                                                        2001                               2000
                                        ---------------------------------  -----------------------------------
                                            Average      Income/  Yield/       Average      Income/  Yield/
(In thousands)                              Balance      Expense  Rate(%)      Balance      Expense  Rate(%)
--------------------------------------------------------------------------------------------------------------
ASSETS
------
Earning Assets
Interest bearing balances
   due from banks                       $    36,234    $   1,089    4.02   $    13,393    $     614    6.12
Federal funds sold                           44,765        1,490    4.45        24,791        1,129    6.08
Investment securities - taxable             265,648       11,712    5.89       292,569       13,702    6.26
Investment securities - non-taxable         120,025        6,642    7.40       112,400        6,202    7.37
Mortgage loans held for sale                 16,275          742    6.10         6,737          382    7.57
Assets held in trading accounts                 398           10    3.36         1,738           88    6.76
Loans                                     1,294,873       84,827    8.76     1,174,437       79,697    9.06
                                        -----------    ---------           -----------    ---------
   Total interest earning assets          1,778,218      106,512    8.01     1,626,065      101,814    8.36
                                                       ---------                          ---------
Non-earning assets                          158,311                            141,491
                                        -----------                        -----------
   Total assets                         $ 1,936,529                        $ 1,767,556
                                         ==========                         ==========

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------
Liabilities
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts               $   464,487    $   8,214    2.36   $   441,525    $   9,345    2.83
   Time deposits                            943,495       40,470    5.73       844,523       35,237    5.57
                                        -----------    ---------           -----------    ---------
     Total interest bearing deposits      1,407,982       48,684    4.62     1,286,048       44,582    4.63
Federal funds purchased and
   securities sold under agreement
   to repurchase                             73,770        2,339    4.24        60,022        2,490    5.54
Other borrowed funds
   Short-term debt                            7,869          280    4.76         9,863          411    5.57
   Long-term debt                            42,296        2,489    7.87        44,118        2,630    7.96
                                        -----------    ---------           -----------    ---------
     Total interest bearing liabilities   1,531,917       53,792    4.69     1,400,051       50,113    4.78
                                                       ---------                          ---------
Non-interest bearing liabilities
   Non-interest bearing deposits            207,277                            185,746
   Other liabilities                         19,615                             16,740
                                        -----------                        -----------
     Total liabilities                    1,758,809                          1,602,537
Stockholders' equity                        177,720                            165,019
                                        -----------                        -----------
   Total liabilities and
     stockholders' equity               $ 1,936,529                        $ 1,767,556
                                         ==========                         ==========
Net interest spread                                                 3.32                               3.58
Net interest margin                                    $  52,720    3.96                  $  51,701    4.25
                                                        ========                           ========


     Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and nine-month month periods ended September 30, 2001 as compared to the prior period. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis


                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                                  2001 over 2000                          2001 over 2000
                                   ---------------------------------------  -----------------------------------------
(In thousands, on a fully                               Yield/                              Yield/
 taxable equivalent basis)                  Volume       Rate      Total         Volume      Rate       Total
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in

Interest income
   Interest bearing balances
      due from banks                      $    319    $   (153)  $     166      $   747   $   (272)   $     475
   Federal funds sold                          277        (142)        135          726       (365)         361
   Investment securities - taxable            (331)       (600)       (931)      (1,216)      (774)      (1,990)
   Investment securities - non-taxable         220         (26)        194          422         18          440
   Mortgage loans held for sale                190         (30)        160          448        (88)         360
   Assets held in trading accounts              (2)         (2)         (4)         (47)       (31)         (78)
   Loans                                     1,304      (2,958)     (1,654)       7,961     (2,831)       5,130
                                          --------    --------   ---------      -------   --------    ---------

   Total                                     1,977      (3,911)     (1,934)       9,041     (4,343)       4,698
                                          --------    --------   ---------      -------   --------    ---------

Interest expense
   Interest bearing transaction and
     savings accounts                          167      (1,088)       (921)         467     (1,598)      (1,131)
   Time deposits                             1,063      (1,070)         (7)       4,223      1,010        5,233
   Federal funds purchased
     and securities sold under
     agreements to repurchase                  (67)       (497)       (564)         504       (655)        (151)
   Other borrowed funds
     Short-term debt                             3         (66)        (63)         (76)       (55)        (131)
     Long-term debt                              7         (32)        (25)        (107)       (34)        (141)
                                          --------    --------   ---------      -------   --------    ---------

   Total                                     1,173      (2,753)     (1,580)       5,011     (1,332)       3,679
                                          --------    --------   ---------      -------   --------    ---------
Increase (decrease) in
 net interest income                      $    804    $ (1,158)  $    (354)     $ 4,030   $ (3,011)   $   1,019
                                           =======     =======    ========       ======    =======     ========


PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended September 30, 2001 and 2000 was $3.4 million and $1.9 million, respectively. The provision for the nine-month period ended September 30, 2001 and 2000 was $7.2 million and $5.5 million, respectively. The increase in the provision in the 3rd quarter was primarily related to an increase in the classified assets at one community bank subsidiary of the Company. More specifically, the increase in classified assets was related to a single officer's portfolio, who is no longer with the Company.

NON-INTEREST INCOME
-------------------

     Total non-interest income was $8.7 million for the three-month period ended September 30, 2001, compared to $8.1 million for the same period in 2000. For the nine-months ended September 30, 2001, non-interest income was $25.1 million, an 11.2% increase from the $22.6 million reported for the same period ended September 30, 2000. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

     Table 5 shows non-interest income for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively, as well as changes in 2001 from 2000.

Table 5:  Non-Interest Income


                                       Three Months                              Nine Months
                                      Ended Sept 30,           2001             Ended Sept 30,            2001
                                   --------------------    Change from      ----------------------    Change from
(In thousands)                        2001       2000          2000             2001       2000           2000
---------------------------------------------------------------------------------------------------------------------
Trust income                       $  1,443  $   1,496   $  (53)    -3.54%   $   4,099  $   4,000   $   99      2.48%
Service charges on
   deposit accounts                   2,226      2,176       50      2.30        6,634      5,808      826     14.22
Other service charges and fees          408        392       16      4.08        1,374      1,406      (32)    -2.28
Income on sale of mortgage loans,
   net of commissions                   781        521      260     49.90        2,218      1,277      941     73.69
Income on investment banking,
   net of commissions                   298         13      285  2,192.31          638        188      450    239.36
Credit card fees                      2,669      2,712      (43)    -1.59        7,791      7,671      120      1.56
Other income                            901        817       84     10.28        2,376      2,250      126      5.60
                                   --------  ---------   ------              ---------  ---------   ------
       Total non-interest income   $  8,726  $   8,127   $  599      7.37%   $  25,130  $  22,600   $2,530     11.19%
                                    =======   ========    =====               ========   ========    =====

     Recurring fee income for the three-month period ended September 30, 2001 was $6.7 million, a decrease of approximately $30,000 when compared with the same period for 2000. This decrease is primarily the result of the events of September 11th, which created significant uncertainties among consumers and a slowdown in consumer spending. As a result, credit card fees were negatively impacted by the decrease in merchant and interchange fees that are an important component of the credit card income. Also, much of the trust fees are based on asset valuations. Thus, fee income from the Company's trust activities decreased due to the decline in the stock markets.

     Recurring fee income for the nine-month period ended September 30, 2001 was $19.9 million, an increase of approximately $1.0 million, or 5.36% when compared with the same period for 2000. These increases are primarily attributable to the growth in service charges on deposit accounts. The increase in service charges on deposit accounts for 2001 is the result of internal deposit growth, an improved fee structure and the acquisition completed during July 2000.

     During the three-month and nine-month periods ended September 30, 2001, income on the sale of mortgage loans increased $260,000 and $941,000 from the same periods during 2000. These increases were the result of a higher mortgage origination volume for 2001 compared to 2000. This increase in volume was primarily the result of the decline in mortgage interest rates during the first nine months of 2001.

     During the three-month and nine-month periods ended September 30, 2001, income on investment banking increased $285,000 and $450,000 from the same periods during 2000. These increases were primarily the result of the decline in interest rates during the first nine months of 2001.


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

     Non-interest expense for the three-month and nine-month periods ended September 30, 2001, were $17.2 million and $50.8 million, an increase of $1.2 million or 7.4% and $4.3 million or 9.3%, respectively, from the same periods in 2000. These increases reflect the Company's commitment to investment in technology and branch infrastructure combined with the normal increased cost of doing business. The Company opened its third and fourth banking centers in the Little Rock metropolitan area during the second and third quarters of 2001, respectively. Also, the nine-month increase reflects the acquisition completed during July 2000.

     Table 6 below shows non-interest expense for the three-month and nine-month periods ended September 2001 and 2000, respectively, as well as changes in 2001 from 2000.

Table 6:  Non-Interest Expense



                                       Three Months                                 Nine Months
                                       Ended Sept 30           2001                Ended Sept 30              2001
                                    --------------------   Change from          ---------------------     Change from
(In thousands)                        2001       2000          2000               2001       2000             2000
-----------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits     $  9,058  $  8,591  $    467      5.44%      $  26,963  $  25,282 $  1,681     6.65%
Occupancy expense, net                1,183     1,035       148     14.30           3,443      2,830      613    21.66
Furniture and equipment expense       1,250     1,336       (86)    -6.44           3,924      3,891       33     0.85
Loss on foreclosed assets               165        66        99    150.00             327        194      133    68.56
Other operating expenses
   Professional services                468       348       120     34.48           1,290      1,099      191    17.38
   Postage                              489       485         4      0.82           1,540      1,554      (14)   -0.90
   Telephone                            385       358        27      7.54           1,151      1,036      115    11.10
   Credit card expenses                 475       436        39      8.94           1,346      1,262       84     6.66
   Operating supplies                   398       379        19      5.01           1,207      1,118       89     7.96
   FDIC insurance                        76        87       (11)   -12.64             229        256      (27)  -10.55
   Amortization of intangibles          760       767        (7)    -0.91           2,273      2,003      270    13.48
   Other expense                      2,447     2,087       360     17.25           7,124      5,980    1,144    19.13
                                   --------  --------  --------                 ---------  --------- --------
       Total non-interest expense  $ 17,154  $ 15,975  $  1,179      7.38%      $  50,817  $  46,505 $  4,312     9.27%
                                    =======   =======   =======                  ========   ========  =======



EARNINGS/RATIOS EXCLUDING INTANGIBLES
-------------------------------------

     Table 7 reconciles reported earnings to net income excluding intangible amortization (cash earnings) for the three-month and nine-month periods ended September 30, 2001 and 2000. Table 8 presents the calculation of the cash return on assets and cash return on equity for the three-month and nine-month periods ended September 30, 2001 and 2000. The Company specifically formulated these calculations and the results may not be comparable to similarly titled measures reported by other companies. Also, cash earnings are not entirely available for use by management. See the Consolidated Statements of Cash Flows and Condensed Notes to the Financial Statements for other information regarding funds available for use by management.

Table 7: Earnings Excluding Intangible Amortization



                                             For the Three Months                     For the Nine Months
                                      ----------------------------------     ----------------------------------
                                       Reported   Intangible    "Cash"         Reported   Intangible    "Cash"
(In thousands)                         Earnings  Amortization  Earnings        Earnings  Amortization  Earnings
---------------------------------------------------------------------------------------------------------------
Ended September 30, 2001
------------------------

Income before income taxes            $    4,690  $     760   $   5,450      $   17,433  $   2,273   $  19,706
     Provision for income taxes            1,154        260       1,414           4,856        779       5,635
                                      ----------  ---------   ---------      ----------  ---------   ---------
Net Income                            $    3,536  $     500   $   4,036      $   12,577  $   1,494   $  14,071
                                       =========   ========    ========       =========   ========    ========

Basic earnings per common share       $     0.50  $    0.07   $    0.57      $     1.77  $    0.21   $    1.98
                                       =========   ========    ========       =========   ========    ========
Diluted earnings per common share     $     0.49  $    0.07   $    0.56      $     1.76  $    0.21   $    1.97
                                       =========   ========    ========       =========   ========    ========

Ended September 30, 2000
------------------------

Income before income taxes            $    7,246  $     767   $   8,013      $   20,092  $   2,003   $  22,095
     Provision for income taxes            2,281        259       2,540           6,190        665       6,855
                                      ----------  ---------   ---------      ----------  ---------   ---------
Net Income                            $    4,965  $     508   $   5,473      $   13,902  $   1,338   $  15,240
                                       =========   ========    ========       =========   ========    ========

Basic earnings per common share       $     0.68  $    0.08   $    0.76      $     1.90  $    0.19   $    2.09
                                       =========   ========    ========       =========   ========    ========
Diluted earnings per common share     $     0.67  $    0.08   $    0.75      $     1.89  $    0.19   $    2.08
                                       =========   ========    ========       =========   ========    ========


Table 8: Ratios Excluding Intangibles



                                                          Three Months               Nine Months
                                                       Ended September 30,       Ended September 30,
(In thousands)                                           2001       2000           2001        2000
-----------------------------------------------------------------------------------------------------
Cash ROA:  A/(B-D)*(G/F)                                 0.83%        1.21%        0.99%        1.17%
Cash ROE:  A/(C-E) *(G/F)                                8.91%       13.08%       10.66%       12.44%

     (A) Cash Earnings                             $     4,036  $     5,473  $    14,071  $    15,240
     (B) Average total assets                        1,966,339    1,835,898    1,936,529    1,767,556
     (C) Average stockholders' equity                  181,045      167,851      177,720      165,019
     (D) Average total intangible assets                33,310       34,568       34,073       29,278
     (E) Average intangible assets remaining
               in stockholders' equity                   1,284        1,367        1,292        1,405
     (F) Total days during the period                       92           92          273          274
     (G) Total days during the year                        365          366          365          366


     In 2001,  the  Financial  Accounting  Standards  Board issued SFAS No. 142,
Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The Company will be required to adopt the new rules effective January 1, 2002. The new rule will eliminate the amortization of goodwill and require that it be tested for impairment at a level of reporting referred to as a reporting unit. The elimination of amortization of goodwill is expected to increase 2002 net earnings by approximately $1.8 million, or $0.24 per diluted share. The Company will analyze and assess the impairment provisions of the Statement, but has not yet determined the impact, if any, of the adoption of those provisions.

LOAN PORTFOLIO
--------------

     The Company's loan portfolio averaged $1.295 billion and $1.174 billion during the first nine months of 2001 and 2000, respectively. As of September 30, 2001, total loans were $1.299 billion, compared to $1.295 billion on December 31, 2000. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

     Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $448.4 million at September 30, 2001, or 34.5% of total loans, compared to $457.3 million, or 35.3% of total loans at December 31, 2000. The consumer loan decrease from December 31, 2000 to September 30, 2001 is the result of the Company's lower credit card portfolio and other consumer loans. However, those lower levels were offset by an increase in student loans. The credit card portfolio decrease was the result of seasonality in the Company's portfolio for that particular product. The decrease in other consumer loans is the result of a decline in the Company's indirect lending.

     Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $591.7 million at September 30, 2001, or 45.6% of total loans, which is comparable to the $600.7 million, or 46.4% of total loans at December 31, 2000.

     Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $244.4 million at September 30, 2001, or 18.8% of total loans, compared to $220.6 million, or 17.0% of total loans at December 31, 2000. The commercial loan increase from December 31, 2000 to September 30, 2001 is the result of seasonality in the Company's agricultural loan portfolio.

     The amounts of loans outstanding at the indicated dates are reflected in Table 9, according to type of loan.

Table 9:  Loan Portfolio



                                                            September 30,       December 31,
(In thousands)                                                  2001                2000
--------------------------------------------------------------------------------------------
Consumer
   Credit cards                                           $     187,738      $     197,567
   Student loans                                                 73,467             67,145
   Other consumer                                               187,199            192,595
Real Estate
   Construction                                                  80,070             69,169
   Single family residential                                    232,122            244,377
   Other commercial                                             279,464            287,170
Commercial
   Commercial                                                   161,245            161,134
   Agricultural                                                  76,066             57,164
   Financial institutions                                         7,099              2,339
Other                                                            14,073             16,050
                                                          -------------      -------------

      Total loans                                         $   1,298,543      $   1,294,710
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

     At September 30, 2001, impaired loans were $21.6 million compared to $18.1 million at December 31, 2000. The increase in impaired loans from December 31, 2000, primarily relates to the $4.8 million increase in non-performing loans, which is a result of the general slowdown and uncertainty in the economy. However, this was offset by a $1.3 million decrease of borrowers that are still performing, but for which management has internally identified as impaired.
Management has evaluated the underlying collateral on these loans and has allocated specific reserves in order to absorb potential losses if the collateral were ultimately foreclosed.

     Table 10 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 10:  Non-performing Assets


                                                    September 30,           December 31,
 (In thousands)                                         2001                    2000
----------------------------------------------------------------------------------------
Nonaccrual loans                                 $      12,765             $       8,212
Loans past due 90 days or more
  (principal or interest payments)                       3,035                     2,752
                                                 -------------             -------------

     Total non-performing loans                         15,800                    10,964
                                                 -------------             -------------

Other non-performing assets
  Foreclosed assets held for sale                        1,081                     1,104
  Other non-performing assets                              187                       196
                                                 -------------              ------------
      Total other non-performing assets                  1,268                     1,300
                                                 -------------              ------------

          Total non-performing assets            $      17,068             $      12,264
                                                  ============              ============

Allowance for loan losses to
  period-end loans                                       1.64%                     1.63%
Allowance for loan losses to
  non-performing loans                                 135.20%                   192.97%
Non-performing loans to total loans                      1.22%                     0.85%
Non-performing assets to total assets                    0.84%                     0.64%




     Approximately $836,000 and $557,000 of interest income would have been recorded for the nine-month periods ended September 30, 2001 and 2000, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the nine-month periods ended September 30, 2001 and 2000.

ALLOWANCE FOR LOAN LOSSES
-------------------------

     An analysis of the allowance for loan losses is shown in Table 11.

Table 11:  Allowance for Loan Losses



(In thousands)                                                2001                    2000
-----------------------------------------------------------------------------------------------
Balance, beginning of year                             $         21,157         $        17,085
                                                        ---------------          --------------

Loans charged off
   Credit card                                                    3,258                   2,422
   Other consumer                                                 2,156                   1,719
   Real estate                                                    1,088                     395
   Commercial                                                     1,793                     936
                                                       ----------------         ---------------
         Total loans charged off                                  8,295                   5,472
                                                       ----------------         ---------------

Recoveries of loans previously charged off
   Credit card                                                      387                     347
   Other consumer                                                   583                     651
   Real estate                                                      131                      90
   Commercial                                                       149                     298
                                                       ----------------         ---------------
         Total recoveries                                         1,250                   1,386
                                                       ----------------         ---------------
   Net loans charged off                                          7,045                   4,086
Allowance for loan losses of
   acquired branches                                                 --                   2,155
Provision for loan losses                                         7,249                   5,537
                                                       ----------------         ---------------
Balance, September 30                                  $         21,361         $        20,691
                                                        ===============          --------------

Loans charged off
   Credit card                                                                              962
   Other consumer                                                                           630
   Real estate                                                                              211
   Commercial                                                                               474
                                                                                ---------------
         Total loans charged off                                                          2,277
                                                                                ---------------

Recoveries of loans previously charged off
   Credit card                                                                              121
   Other consumer                                                                           149
   Real estate                                                                                2
   Commercial                                                                                27
                                                                                ---------------
         Total recoveries                                                                   299
                                                                                ---------------
   Net loans charged off                                                                  1,978
Allowance for loan losses of
   acquired institutions                                                                    450
Provision for loan losses                                                                 1,994
                                                                                ---------------
Balance, end of year                                                            $        21,157
                                                                                 ==============


     The amount of provision to the allowance during the nine-month periods ended September 30, 2001 and 2000, and for the year ended 2000, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

DEPOSITS
--------

     Deposits are the Company's primary source of funding for earning assets. The Company offers a variety of products designed to attract and retain customers, with the primary focus on core deposits.

     Total deposits as of September 30, 2001, were $1.676 billion, compared to $1.606 billion on December 31, 2000. The increase in deposits from December 31, 2000 to September 30, 2001, is primarily attributable to an increase in large certificates of deposit from local markets. As of September 30, 2001, time deposits over $100,000 were $385.9 million, an increase of $60.9 million over the $325.0 million reported as of December 31, 2000.

CAPITAL
-------

     At September 30, 2001, total capital reached $181.2 million. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At September 30, 2001, the Company's equity to asset ratio was 8.9% compared to 9.06% at year-end 2000. This decrease in the equity to asset ratio was primarily attributable to the Company's stock repurchase program.

     The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At September 30, 2001, the leverage ratio and the Tier 1 capital ratio was 8.39% and 12.27%, respectively, while the Company's total risk-based capital ratio was 13.55%, all of which exceed the capital minimums established in the risk-based capital requirements.

     The Company's risk-based capital ratios at September 30, 2001 and December 31, 2000, are presented in Table 12.

Table 12:  Risk-Based Capital

                                                                         September 30,     December 31,
(In thousands)                                                               2001              2000
----------------------------------------------------------------------------------------------------------
Tier 1 capital
   Stockholders' equity                                                $      181,152   $      173,343
   Trust preferred securities                                                  17,250           17,250
   Intangible assets                                                          (32,939)         (35,241)
   Unrealized (gain) loss on available-
     for-sale securities                                                       (2,367)              34
   Other                                                                         (889)            (916)
                                                                       --------------   --------------

              Total Tier 1 capital                                            162,207          154,470
                                                                       --------------   --------------

Tier 2 capital
   Qualifying unrealized gain on
     available-for-sale equity securities                                         406              475
   Qualifying allowance for loan losses                                        16,570           16,193
                                                                       --------------   --------------

              Total Tier 2 capital                                             16,976           16,668
                                                                       --------------   --------------

              Total risk-based capital                                 $      179,183   $      171,138
                                                                        =============    =============

Risk weighted assets                                                   $    1,322,196   $    1,290,494
                                                                        =============    =============

Assets for leverage ratio                                              $    1,932,511   $    1,837,163
                                                                        =============    =============

Ratios at end of year
     Leverage ratio                                                             8.39%            8.41%
     Tier 1 capital                                                            12.27%           11.97%
     Total risk-based capital                                                  13.55%           13.26%
Minimum guidelines
     Leverage ratio                                                             4.00%            4.00%
     Tier 1 capital                                                             4.00%            4.00%
     Total risk-based capital                                                   8.00%            8.00%


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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                    BKD, LLP

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2001, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000 and cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Pine Bluff, Arkansas
November 7, 2001

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


                                                    Number
Identity(1)            Date of Sale                of Shares     Price(2)                  Type of Transaction
----------------------------------------------------------------------------------------------------------------
2 Officers              July, 2001                   1,200       20.5000                  Incentive Stock Option
2 Officers              July, 2001                     900       25.6667                  Incentive Stock Option
3 Officers            August, 2001                   1,200       20.5000                  Incentive Stock Option
3 Officers            August, 2001                   1,821       25.6667                  Incentive Stock Option
1 Officer          September, 2001                     300       25.6667                  Incentive Stock Option


------------
Notes:

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


Item 6. Reports on Form 8-K

     The registrant filed Form 8-K on July 19, 2001. The report contained the text of a press release issued by the registrant concerning the announcement of second quarter earnings.

     The registrant filed Form 8-K on August 28, 2001. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

     The registrant filed Form 8-K on September 4, 2001. The report contained the text of a press release issued by the registrant concerning William E. Clark joining the Company's board of directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIMMONS FIRST NATIONAL CORPORATION
                                    ----------------------------------
                                                (Registrant)



Date:  November 7, 2001             /s/ J. Thomas May
     --------------------           -------------------------------------------
                                    J. Thomas May,  Chairman,
                                    President and  Chief Executive Officer



Date:  November 7, 2001             /s/ Barry L. Crow
     --------------------           -------------------------------------------
                                    Barry L. Crow, Executive Vice President
                                    and Chief Financial Officer