Form 10-K
period 2001-12-31
SIMMONS FIRST NATIONAL CORP
filed 2002-03-25
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934 For the fiscal year ended: December 31, 2001
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           Securities registered pursuant to Section12(g) of the Act:

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

                                 Yes X  No
                                     --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock, par value $1.00 per share, held by non-affiliates on March 20, 2002, was approximately $197,039,262.

The number of shares outstanding of the Registrant's Common Stock as of March 20, 2002 was 7,090,600.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2002.

                                 FORM 10-K INDEX

Part I
------

Item 1   Business.............................................................1
Item 2   Properties...........................................................6
Item 3   Legal Proceedings....................................................6
Item 4   Submission of Matters to a Vote of Security-Holders..................6


Part II
-------

Item 5   Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................7
Item 6   Selected Consolidated Financial Data.................................8
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................10
Item 8   Consolidated Financial Statements and Supplementary Data............31
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................58


Part III
--------

Item 10  Directors and Executive Officers of the Company.....................58
Item 11  Executive Compensation..............................................58
Item 12  Security Ownership of Certain Beneficial Owners and Management......58
Item 13  Certain Relationships and Related Transactions......................58

Part IV
------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....58
         Signatures..........................................................59

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY AND THE BANKS

     Simmons First National Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. The Gramm-Leach-Bliley-Act ("GLB Act") adopted by Congress and signed by the President on November 11, 1999 has substantially increased the financial activities that certain banks, bank holding companies, insurance companies and securities brokerage companies are permitted to undertake. Under the GLB Act, expanded activities in insurance underwriting, insurance sales, securities brokerage and securities underwriting not previously allowed for banks and bank holding companies are now permitted upon satisfaction of certain guidelines concerning management, capitalization and satisfaction of the applicable
Community Reinvestment Act guidelines for the banks. Generally these new activities are permitted for bank holding companies whose banking subsidiaries are well managed, well capitalized and have at least a satisfactory rating under the Community Reinvestment Act. A bank holding company must apply to become a financial holding company and the Board of Governors of the Federal Reserve System must approve its application.

     The Company's application to become a financial holding company was approved by the Board of Governors on March 13, 2000. The Company is reviewing the new activities permitted under the Act but at this time has no definite plans to commence any of the new activities.

     The  Company  was  the  largest   publicly   traded  bank  holding  company
headquartered in Arkansas with consolidated total assets of $2.0 billion, consolidated loans of $1.3 billion, consolidated deposits of $1.7 billion and total equity capital of $182 million as of December 31, 2001. The Company owns seven community banks in Arkansas. The Company's banking subsidiaries conduct their operations through 65 offices located in 33 communities in Arkansas.

     Simmons First National Bank (the "Bank") is the Company's lead bank. The Bank is a national bank, which has been in operation since 1903. The Bank's primary market area, with the exception of its nationally provided credit card is central and western Arkansas. At December 31, 2001, the Bank had total assets of $1.1 billion, total loans of $617 million and total deposits of $885 million. Simmons First Trust Company, a wholly owned subsidiary of the Bank, preforms the Bank's trust and fiduciary business operations.

     Simmons First Bank of Jonesboro ("Simmons/Jonesboro") is a state bank, which was acquired in 1984. Simmons/Jonesboro's primary market area is northeast Arkansas. At December 31, 2001, Simmons/Jonesboro had total assets of $183 million, total loans of $149 million and total deposits of $163 million.

     Simmons First Bank of South Arkansas ("Simmons/South") is a state bank, which was acquired in 1984. Simmons/South's primary market area is southeast Arkansas. During the second quarter of 2001, the Company made a strategic decision to consolidate the charters of its two smallest banking subsidiaries. The Company consolidated Simmons First Bank of Dumas into Simmons/South on December 7, 2001. At December 31, 2001, Simmons/South had total assets of $103 million, total loans of $55 million and total deposits of $92 million.

     Simmons First Bank of Northwest Arkansas ("Simmons/Northwest") is a state bank, which was acquired in 1995. Simmons/Northwest's primary market area is northwest Arkansas. At December 31, 2001, Simmons/Northwest had total assets of $211 million, total loans of $148 million and total deposits of $186 million.

     Simmons First Bank of Russellville ("Simmons/Russellville") is a state bank, which was acquired in 1997. Simmons/Russellville's primary market area is Russellville, Arkansas. At December 31, 2001, Simmons/Russellville had total assets of $210 million, total loans of $125 million and total deposits of $160 million.

     Simmons First Bank of Searcy ("Simmons/Searcy") is a state bank, which was acquired in 1997. Simmons/Searcy's primary market area is Searcy, Arkansas. At December 31, 2001, Simmons/Searcy had total assets of $127 million, total loans of $80 million and total deposits of $102 million.

     Simmons First Bank of El Dorado, N.A. ("Simmons/El Dorado") is a national bank, which was acquired in 1999. Simmons/El Dorado's primary market area is south central Arkansas. At December 31, 2001, Simmons/El Dorado had total assets of $173 million, total loans of $84 million and total deposits of $148 million.

     The Company's subsidiaries provide complete banking services to individuals and businesses throughout the market areas they serve. Services include consumer (credit card, student and other consumer), real estate (construction, single family residential and other commercial) and commercial (commercial, agriculture and financial institutions) loans, checking, savings and time deposits, trust and investment management services, and securities and investment services.

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

GROWTH STRATEGY

     The Company's growth strategy is to expand in its primary market areas by capitalizing on opportunities presented within the State of Arkansas and, as opportunities arise, expand through further banking acquisitions. Presently, the most significant opportunities for growth will come internally. The Company is planning to continue investing in technology and in branch infrastructure and, although these investments can be dilutive to earnings in the short-term, the Company believes they will reward shareholders in the intermediate and long-term. For example, the Company is planning additional branch locations in the Little Rock metropolitan area during 2002.

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

EMPLOYEES

     As of December 31, 2001, the Company and its subsidiaries had 959 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.


EXECUTIVE OFFICERS OF THE COMPANY

     The following is a list of all executive officers of the Company. The Board of Directors elects executive officers annually.



NAME                       AGE      POSITION                                            YEARS SERVED
----------------------------------------------------------------------------------------------------

J. Thomas May              55       Chairman, President and Chief Executive Officer     15

Barry L. Crow              59       Executive Vice President and                        30
                                    Chief Financial Officer

James P. Powell            61       Senior Vice President and Auditor                   27

Tommie K. Jones            54       Senior Vice President and Human                     27
                                    Resources Director

Robert A. Fehlman          37       Senior Vice President and Controller                13

John L. Rush               67       Secretary                                           34



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

SUBSIDIARY BANKS

     Simmons First National Bank and Simmons/El Dorado, as national banking associations, are subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States ("OCC"). Simmons/Jonesboro, Simmons/South and Simmons/Northwest, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation ("FDIC") and the Arkansas State Bank Department. Simmons/Russellville and Simmons/Searcy, as state chartered member banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Reserve Board and the Arkansas State Bank Department. The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount, which may be lent to a single borrower.

     The subsidiary banks, with numerous exceptions, are subject to the application of the laws of the State of Arkansas, which until the year ended 2001, included the limitation of the maximum permissible interest rate on loans. The Arkansas limitation for general loans was 5% over the Federal Reserve Discount Rate, with an additional maximum limitation of 17% per annum for consumer loans and credit sales. Certain loans secured by first liens on residential real estate and certain loans controlled by federal law (e.g., guaranteed student loans, SBA loans, etc.) were exempt from this limitation; however, a very substantial portion of the loans made by the subsidiary banks, including all credit card loans, have historically been subject to this limitation. The GLB Act included a provision which would set the maximum interest rate on loans made in Arkansas, by banks with Arkansas as their Home State, at the greater of the rate authorized by Arkansas law or the highest rate permitted by any of the out-of-state banks which maintain branches in Arkansas. An action was brought in the Western District of Arkansas, attacking the validity of the statute in 2000. Subsequently, the District Court issued a decision upholding the statute. Furthermore, during October 2001, the Eighth Circuit Court of Appeals upheld that statute.

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

     FDICIA substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and other federal banking statutes, requiring federal banking agencies to establish capital measures and classifications. Pursuant to the regulations issued under FDICIA, a depository institution will be deemed to be well capitalized if it significantly exceeds the minimum level required for each relevant capital measure; adequately capitalized if it meets each such measure; undercapitalized if it fails to meet any such measure; significantly undercapitalized if it is significantly below any such measure; and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. The federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements, in order to minimize losses to the FDIC. The FDIC and OCC advised the Company that the subsidiary banks have been classified as well capitalized under these regulations.

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

     The Company and its subsidiaries own or lease additional offices throughout the State of Arkansas. As of December 31, 2001, the company's seven banks are conducting financial operations from 65 offices in 33 communities throughout Arkansas.

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


                                                                                          Quarterly
                                                       Price Per                          Dividends
                                                     Common Share                        Per Common
                                                  High           Low                        Share
-------------------------------------------------------------------------------------------------------------------
2001

1st quarter                                     $ 24.31      $ 22.25                      $   0.21
2nd quarter                                       34.30        22.88                          0.22
3rd quarter                                       37.80        31.70                          0.22
4th quarter                                       34.40        31.60                          0.23

2000

1st quarter                                     $ 27.50      $ 21.00                      $   0.19
2nd quarter                                       25.00        18.13                          0.20
3rd quarter                                       22.50        20.06                          0.20
4th quarter                                       22.75        19.00                          0.21



     At December 31, 2001, the Common Stock was held of record by approximately 1,421 stockholders. On March 20, 2002, the last sale price for the Common Stock as reported by The Nasdaq Stock Market(R) was $32.75 per share.

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

     The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank and Simmons/El Dorado in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Northwest, Simmons/South, Simmons/Russellville and Simmons/Searcy regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2001, approximately $12 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition-Liquidity and Market Risk Management," and Note 18 of Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

     The following transactions are sales of unregistered shares of Class A Common Stock of the registrant, which were issued to executive and senior management officers upon the exercise of rights granted under one of the Company's stock option plans. No underwriters were involved and no underwriter's discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash and/or exchanged shares of the Company's Class A Common Stock as the consideration for the transactions.



                                                   Number
Identity        Date of Sale                      of Shares      Price(1)                  Type of Transaction
------------------------------------------------------------------------------------------------------------------------------------

1 Officer       October, 2001                        3,000        $19.3330                Incentive Stock Option
1 Officer       November, 2001                       1,500         12.3330                Incentive Stock Option
1 Officer       November, 2001                         300         15.5833                Incentive Stock Option
1 Officer       November, 2001                         300         20.5000                Incentive Stock Option
8 Officers      November, 2001                       3,729         25.6667                Incentive Stock Option
4 Officers      December, 2001                       1,350         20.5000                Incentive Stock Option
1 Officer       December, 2001                       1,200         25.6667                Incentive Stock Option


Notes:

1. The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer. The price paid and number of shares issued have been adjusted to reflect the effect of the 50% stock dividend paid on December 6, 1996.


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

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this Annual Report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 were derived from consolidated financial statements of the Company, which were audited by BKD, LLP (formerly Baird, Kurtz & Dobson). The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.


-------------------------------------------------------------------------------------------------------------------
                                       SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    Years Ended December 31 (1)
                                                 ------------------------------------------------------------------
(In thousands,
except per share data)                               2001          2000         1999         1998         1997
-------------------------------------------------------------------------------------------------------------------
Income statement data:
   Net interest income                            $   67,405   $   67,061   $   64,731   $   60,466    $  51,836
   Provision for loan losses                           9,958        7,531        6,551        8,309        5,215
   Net interest income after provision
     for loan losses                                  57,447       59,530       58,180       52,157       46,621
   Non-interest income                                33,569       30,355       28,277       33,635       30,201
   Non-interest expense                               68,130       62,556       61,929       62,639       55,261
   Provision for income taxes                          6,358        8,460        7,360        6,666        6,591
   Net income                                         16,528       18,869       17,168       16,487       14,970

Per share data:
   Basic earnings                                       2.33         2.59         2.35         2.28         2.08
   Diluted earnings                                     2.31         2.58         2.33         2.24         2.05
   Diluted cash operating earnings (2)                  2.59         2.83         2.74         2.52         2.15
   Book value                                          25.73        24.14        21.78        20.77        19.13
   Dividends                                            0.88         0.80         0.72         0.64         0.56

Balance sheet data at period end:
   Assets                                          2,016,918    1,912,493    1,697,430    1,687,010    1,625,492
   Loans                                           1,258,784    1,294,710    1,113,635    1,034,462      965,865
   Allowance for loan losses                          20,496       21,157       17,085       16,812       15,215
   Deposits                                        1,686,404    1,605,586    1,410,633    1,381,003    1,363,344
   Long-term debt                                     42,150       41,681       46,219       49,899       53,558
   Stockholders' equity                              182,363      173,343      159,371      150,384      138,128

Capital ratios at period end:
   Stockholders' equity to
     total assets                                      9.04%        9.06%        9.39%        8.91%        8.50%
   Leverage (3)                                        8.27%        8.41%        9.10%        8.39%        7.77%
   Tier 1                                             12.77%       11.97%       13.67%       12.81%       12.19%
   Total risk-based                                   14.05%       13.26%       14.96%       14.06%       13.49%

Selected ratios:
   Return on average assets                            0.84%        1.05%        1.02%        1.00%        1.10%
   Return on average equity                            9.23%       11.33%       10.92%       11.31%       11.21%
   Net interest margin (4)                             3.92%        4.24%        4.41%        4.17%        4.35%
   Cash operating efficiency ratio (5)                62.51%       59.55%       60.05%       64.12%       64.20%
   Allowance/nonperforming loans                     137.12%      192.97%      167.37%      167.30%      155.03%
   Allowance for loan losses as a
     percentage of period-end loans                    1.63%        1.63%        1.53%        1.63%        1.58%
   Nonperforming loans as a percentage
     of period-end loans                               1.19%        0.85%        0.92%        0.97%        1.02%
   Net charge-offs as a percentage
     of average total assets                           0.54%        0.34%        0.37%        0.41%        0.33%
   Dividend payout                                    37.76%       30.85%       31.26%       29.83%       29.16%
-------------------------------------------------------------------------------------------------------------------

(1) The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report.
(2) Cash operating earnings are net income excluding amortization of intangible assets and merger-related expenses. (3) Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investments.
(4) Fully taxable equivalent (assuming an effective income tax rate of 37.5% for 2001 through 1999 and 36.25% for 1998 through 1997).
(5) Cash operatingefficiency ratio is non-interest expense excluding amortization of intangible assets and merger-related expenses divided by the total of fully taxable equivalent net interest income and non-interest income excluding the gain on sale of mortgage servicing.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

2001 OVERVIEW
--------------------------------------------------------------------------------

     Simmons First National Corporation recorded earnings of $16,528,000, or $2.31 diluted earnings per share for the twelve-month period ended December 31, 2001. These earnings reflect a decrease of $2,341,000, or $0.27 per share from the December 31, 2000 earnings of $18,869,000, or $2.58 diluted earnings per share. The decrease in earnings was predominantly influenced by the Federal Reserve's 475 basis point drop in the discount rate during 2001, which resulted in a 32 basis point decline in the net interest margin from 2000 to 2001 and the Company's increased provision for loan losses. The Company's return on average assets and return on average stockholders' equity for the year ended December 31, 2001, was 0.84% and 9.23%, compared to 1.05% and 11.33%, respectively, for the year ended 2000.

     Because of the Company's previous cash acquisitions, cash earnings (net income excluding amortization of intangible assets) are an integral component of earnings. Diluted cash earnings, on a per share basis, were $2.59 in 2001 compared to $2.83 in 2000. Cash return on average assets was 0.96% and cash return on average stockholders' equity was 10.41% for 2001, compared with 1.18% and 12.56%, respectively, for 2000.

     Total assets for the Company at December 31, 2001, were $2.0 billion, an increase of $105 million, or 5.5%, over the same figure at December 31, 2000. Stockholders' equity at December 31, 2001, was $182.4 million, a $9.0 million, or 5.2%, increase from December 31, 2000.

     The allowance for loan losses as a percent of total loans equaled 1.63% at December 31, 2001, which was unchanged from December 31, 2000. As of December 31, 2001, non-performing loans equaled 1.19% of total loans compared to 0.85% as of year-end 2000. At year-end 2001, the allowance for loan losses equaled 137% of non-performing loans compared to 193% at year-end 2000.

     Simmons First National Corporation is an Arkansas-based, Arkansas-committed financial holding company, with community banks in Pine Bluff, Jonesboro, Lake Village, Rogers, Russellville, Searcy and El Dorado, Arkansas. The Company's seven banks conduct financial operations from 65 offices in 33 communities throughout Arkansas.

ACQUISITIONS
--------------------------------------------------------------------------------

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

CONSOLIDATION OF SUBSIDIARIES
--------------------------------------------------------------------------------

     During the second quarter of 2001, the Company made a strategic decision to consolidate the charters of its two smallest banking subsidiaries. The Company consolidated Simmons First Bank of Dumas into Simmons First Bank of South Arkansas on December 7, 2001. After the consolidation, Simmons First Bank of South Arkansas has four banking locations in Southeast Arkansas, with assets totaling approximately $100 million. The Company remains committed to a community banking philosophy. This consolidation will not have a material impact on current or future earnings of the Company.

CHANGE IN CONTROL AGREEMENTS
--------------------------------------------------------------------------------

     During the second quarter of 2001, the Company entered into Executive Severance Agreements with 21 of its key officers. These agreements are intended to give executives additional assurances concerning their continued employment in the event the Company were to engage in discussions concerning or consummate a transaction which involved a change in control of the Company. A change in control transaction includes a merger, share exchange, tender offer or cash purchase of at least 25% of the shares of the Company, if within two years after such transaction; there occurs a change in more than a majority of the board of directors. Management believes that it is in the best interests of the stockholders to provide certain assurances regarding continued employment of selected key officers to better assure that the Company will be able to properly evaluate any proposed transaction and to continue the Company's operations during any transition period. The agreements, which are only effective for a period of up to two years after a change in control occurs, provide for severance benefits ranging from an amount equal to one year's annual salary to an amount equal to twice the executive's annual salary plus bonus but only if the executive separates from service under certain circumstances within the two year period. Management believes that any potential adverse effect that the existence of these agreements may have on a proposed change in control transaction is outweighed by the benefit to the Company of providing additional employment security to the key officers so that the Company may retain the services of its experienced officers in evaluating such an offer and continuing its operations either in its present form or following the consummation of such a change in control transaction.

STOCK REPURCHASE
--------------------------------------------------------------------------------

     On January 23, 2001, the Company announced the expansion of the stock repurchase program. This expansion authorized the repurchase of an additional 200,000 common shares. The expanded program now has authorized the repurchase of up to 400,000 common shares.

     Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock dividends and general corporate purposes.

     During the twelve-month period ended December 31, 2001, the Company repurchased 143,955 common shares of stock with a weighted average repurchase price of $25.24 per share. As of December 31, 2001, the Company has repurchased a total of 300,782 common shares of stock with a weighted average repurchase price of $22.81 per share. The repurchase program had a positive impact on earnings per share of approximately $0.07 for 2001.

NET INTEREST INCOME
--------------------------------------------------------------------------------

     Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50% for 2001, 2000 and 1999, respectively).

     For the year ended December 31, 2001, net interest income on a fully taxable equivalent basis was $70.6 million, an increase of approximately $618,000, or 0.88%, from 2000 net interest income. The increase in 2001 in net interest income was the result of a $448,000 decrease in fully taxable equivalent interest income and a $1,066,000 decrease in interest expense. Interest income decreased from 2000 to 2001 as a result of a lower yield earned on earning assets, which was offset from the increase in the average balance of earning assets. The decrease in interest expense from 2000 to 2001 was the result of a lower cost of funds, which was offset by the increase in the average balance of interest bearing liabilities. Yield on earning assets and interest bearing liabilities were lower in 2001 as the result of lower average interest rates during 2001. The net interest margin was 3.92% in 2001, compared to 4.24% in 2000.

     The 32 basis point decrease in net interest margin for 2001 is the direct result of the interest rate decreases during the year ended December 31, 2001. The Federal Reserve decreased the discount rate by 475 basis points during 2001 in an effort to stimulate a stagnant and declining economy. The Federal Reserve's actions to decrease interest rates have negatively affected the net interest margin of the Company, as interest rates on earning assets have declined more rapidly than rates paid on interest bearing liabilities. More specifically, the negative impact on net interest margin was due in part to Arkansas' restrictive usury law. The usury law limited the interest rate the Company could charge on the loan portfolio to a maximum of five percentage points over the Federal Reserve discount rate. The most significant impact to net interest margin was in the credit card portfolio, which had to be repriced immediately after each reduction in the discount rate.

     On November 11, 1999, the Gramm-Leach-Bliley Act was adopted by Congress and signed by the President. This Act included a provision which would set the maximum interest rate on loans made in Arkansas, by banks with Arkansas as their home state, at the greater of the rate authorized by Arkansas law or the highest rate permitted by any of the out-of-state banks which maintain branches in Arkansas. An action was brought in the Western District of Arkansas, attacking the validity of the statute in 2000. Subsequently, the District Court issued a decision upholding the statute. Furthermore, during October 2001, the Eighth Circuit Court of Appeals upheld that statute.

     Now that the usury cap issue has been settled, the Company anticipates it will be able to manage interest rate risk more effectively going forward. Presently, the Company is in the process of implementing new lending guidelines based on the new statute. While this change did not have a material impact in 2001, the Company does expect it to have a positive impact in 2002. As a result, if the new statue had been in effect for all of 2001, the Company estimates the impact, at a minimum, to net income from the credit card portfolio alone would have been $1.6 million, or $0.22 a share.

     For the year ended December 31, 2000, net interest income on a fully taxable equivalent basis was $70.0 million, an increase of approximately $2.3 million, or 3.4%, from 1999 net interest income. The increase in 2000 in net interest income was the result of a $15.2 million increase in interest income and a $12.9 million increase in interest expense. Interest income increased from 1999 to 2000 as a result of a higher yield earned on earning assets and from growth in the loan portfolio and an improvement in fees on loans. The increase in interest expense from 1999 to 2000 was the result of a higher cost of funds and from deposit growth. Yield on earning assets and cost of funds were higher in 2000 as the result of higher average interest rates during 2000. As a result of the interest rate volatility, the net interest margin was 4.24% in 2000, compared to 4.41% in 1999.

     Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2001, 2000 and 1999, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2001 versus 2000 and 2000 versus 1999.

TABLE 1: ANALYSIS OF NET INTEREST INCOME
(FTE =Fully Taxable Equivalent)



                                                                              Years Ended December 31
                                                                 --------------------------------------------------
(In thousands)                                                        2001             2000              1999
-------------------------------------------------------------------------------------------------------------------

Interest income                                                   $  135,868        $  136,590       $  121,490
FTE adjustment                                                         3,183             2,909            2,944
                                                                  ----------        ----------       ----------

Interest income - FTE                                                139,051           139,499          124,434
Interest expense                                                      68,463            69,529           56,759
                                                                  ----------        ----------       ----------

Net interest income - FTE                                         $   70,588        $   69,970       $   67,675
                                                                   =========         =========        =========

Yield on earning assets - FTE                                          7.72%             8.46%            8.10%
Cost of interest bearing liabilities                                   4.41%             4.89%            4.29%
Net interest spread - FTE                                              3.31%             3.57%            3.81%
Net interest margin - FTE                                              3.92%             4.24%            4.41%



TABLE 2: CHANGES IN FULLY TAXABLE EQUIVALENT NET INTEREST MARGIN


(In thousands)                                                                      2001 vs. 2000    2000 vs.1999
---------------------------------------------------------------------------------------------------------------------

Increase due to change in earning assets                                            $    10,723      $    11,482
(Decrease) increase due to change in earning asset yields                               (11,171)           3,583
Increase (decrease) due to change in interest rates paid on
     interest bearing liabilities                                                         7,333           (7,494)
Decrease due to change in interest bearing liabilities                                   (6,267)          (5,276)
                                                                                    -----------      -----------

Increase in net interest income                                                     $       618      $     2,295
                                                                                     ==========       ==========


     Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2001. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

TABLE 3: AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS


                                                                      Years Ended December 31
                                         ----------------------------------------------------------------------------------
                                                       2001                       2000                     1999
                                         ---------------------------  -------------------------  --------------------------
                                            Average  Income/ Yield/    Average   Income/ Yield/    Average  Income/ Yield/
(In thousands)                              Balance  Expense Rate(%)   Balance   Expense Rate(%)   Balance  Expense Rate(%)
---------------------------------------------------------------------------------------------------------------------------

ASSETS
------

Earning Assets
Interest bearing balances
   due from banks                       $   44,238  $  1,472   3.33 $   14,495  $    890   6.14 $   11,071 $    535   4.83
Federal funds sold                          52,742     1,877   3.56     22,170     1,366   6.16     39,815    1,759   4.42
Investment securities - taxable            271,864    15,053   5.54    290,942    18,164   6.24    305,773   18,287   5.98
Investment securities - non-taxable        121,068     8,591   7.10    113,047     8,062   7.13    114,762    8,428   7.34
Mortgage loans held for sale                18,486     1,143   6.18      7,285       542   7.44      9,969      712   7.14
Assets held in trading accounts                786        38   4.83      1,507        95   6.30      1,309       72   5.50
Loans                                    1,291,808   110,877   8.58  1,199,288   110,380   9.20  1,052,619   94,641   8.99
                                        ----------  --------        ----------  --------        ---------- --------
   Total interest earning assets         1,800,992   139,051   7.72  1,648,734   139,499   8.46  1,535,318  124,434   8.10
                                                    --------                    --------                   --------

Non-earning assets                         158,956                     145,280                     140,310
                                        ----------                  ----------                  ----------

   Total assets                         $1,959,948                  $1,794,014                  $1,675,628
                                         =========                   =========                   =========


LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------

Liabilities
Interest bearing liabilities
   Interest bearing transaction
     and savings deposits               $  470,708  $ 10,008   2.13 $  444,879  $ 12,816   2.88 $  448,327  $12,125   2.70
   Time deposits                           948,172    51,948   5.48    860,269    49,055   5.70    755,238   37,752   5.00
                                        ----------  --------        ----------  --------        ----------  -------
     Total interest bearing deposits     1,418,880    61,956   4.37  1,305,148    61,871   4.74  1,203,565   49,877   4.14


Federal funds purchased and
   securities sold under agreement
   to repurchase                            82,371     2,874   3.49     64,304     3,669   5.71     67,359    2,913   4.32
Other borrowed funds
   Short-term debt                           7,413       333   4.49      9,371       516   5.51      3,418      165   4.83
   Long-term debt                           42,275     3,300   7.81     43,255     3,473   8.03     48,694    3,804   7.81
                                        ----------  --------        ----------  --------        ----------  -------
     Total interest bearing liabilities  1,550,939    68,463   4.41  1,422,078    69,529   4.89  1,323,036   56,759   4.29
                                                    --------                    --------                    -------



Non-interest bearing liabilities
   Non-interest bearing deposits           211,052                     188,220                     178,103
Other liabilities                           18,848                      17,199                      17,285
                                        ----------                  ----------                  ----------
   Total liabilities                     1,780,839                   1,627,497                   1,518,424
Stockholders' equity                       179,109                     166,517                     157,204
                                        ----------                  ----------                  ----------
   Total liabilities and
     stockholders' equity               $1,959,948                  $1,794,014                  $1,675,628
                                         =========                   =========                   =========
Net interest spread                                            3.31                        3.57                       3.81
Net interest margin                                 $ 70,588   3.92             $ 69,970   4.24            $ 67,675   4.41
                                                     =======                     =======                    =======



     Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 2001 and 2000 as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

TABLE 4: VOLUME/RATE ANALYSIS


                                                             Years Ended December 31
                                        -------------------------------------------------------------------
                                                2001 over 2000                     2000 over 1999
                                        --------------------------------  ---------------------------------
(In thousands, on a fully                              Yield/                          Yield/
 taxable equivalent basis)                Volume        Rate       Total     Volume     Rate       Total
-----------------------------------------------------------------------------------------------------------

Increase (decrease) in

Interest income
   Interest bearing balances
     due from banks                        $  1,143   $   (561)  $    582   $    189   $    166   $    355
   Federal funds sold                         1,275       (764)       511       (942)       549       (393)
    Investment securities - taxable          (1,141)    (1,970)    (3,111)      (907)       784       (123)
    Investment securities - non-taxable         569        (40)       529       (125)      (241)      (366)
   Mortgage loans held for sale                 707       (106)       601       (199)        29       (170)
   Assets held in trading accounts              (39)       (18)       (57)        12         11         23
   Loans                                      8,209     (7,712)       497     13,454      2,285     15,739
                                           --------    -------   --------   --------   --------   --------

   Total                                     10,723    (11,171)      (448)    11,482      3,583     15,065
                                           --------    -------   --------   --------   --------   --------

Interest expense
   Interest bearing transaction and
     savings deposits                           709     (3,517)    (2,808)       (94)       785        691
   Time deposits                              4,870     (1,977)     2,893      5,617      5,686     11,303
   Federal funds purchased
     and securities sold under
     agreements to repurchase                   863     (1,658)      (795)      (137)       893        756
   Other borrowed funds
     Short-term debt                            (97)       (86)      (183)       325         26        351
     Long-term debt                             (78)       (95)      (173)      (435)       104       (331)
                                           --------    -------   --------   --------   --------   --------

   Total                                      6,267     (7,333)    (1,066)     5,276      7,494     12,770
                                           --------    -------   --------   --------   --------   --------
Increase (decrease) in
    net interest income                    $  4,456   $ (3,838)  $    618   $  6,206   $ (3,911)  $  2,295
                                            =======    =======    =======    =======    =======    =======


PROVISION FOR LOAN LOSSES
--------------------------------------------------------------------------------

     The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for 2001, 2000 and 1999 was $10.0, $7.5 and $6.6 million, respectively. The increase in the provision for loan losses during 2001 was primarily related to an increase in the classified assets at one community-banking subsidiary of the Company. More specifically, the increase in classified assets at that subsidiary was related to a single officer's portfolio, who is no longer with the Company. The primary reason for the increase in the 2000 provision is the growth in the loan portfolio from 1999 to 2000. The provision for loan losses as a percentage of average loans for 2001, 2000 and 1999 was 0.77%, 0.63% and 0.62%, respectively.

NON-INTEREST INCOME
--------------------------------------------------------------------------------

     Total non-interest income was $33.6 million in 2001, compared to $30.4 million in 2000 and $28.3 million in 1999. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

     Table 5 shows non-interest income for the years ended December 31, 2001, 2000 and 1999, respectively, as well as changes in 2001 from 2000 and in 2000 from 1999.

TABLE 5: NON-INTEREST INCOME



                                         Years Ended December 31            2001                2000
                                         -----------------------        Change from         Change from
(In thousands)                          2001       2000      1999           2000                1999
----------------------------------------------------------------------------------------------------------

Trust income                        $  5,409  $   5,282  $  4,666    $   127     2.40%  $     616     13.20%
Service charges on deposit accounts    8,951      7,998     7,007        953    11.92         991     14.14
Other service charges and fees         1,753      1,804     1,759        (51)   -2.83          45      2.56
Income on sale of mortgage loans,
    net of commissions                 3,148      1,727     2,021      1,421    82.28        (294)   -14.55
Income on investment banking,
    net of commissions                   792        259       266        533   205.79          (7)    -2.63
Credit card fees                      10,485     10,522    10,214        (37)   -0.35         308      3.02
Other income                           3,020      2,763     2,344        257     9.30         419     17.88
Gain on sale of securities, net           11         --        --         11       --          --        --
                                    --------  ---------  --------     ------            ---------
     Total non-interest income      $ 33,569  $  30,355  $ 28,277    $ 3,214    10.59%  $   2,078      7.35%
                                     =======   ========   =======     ======             ========

     Recurring fee income for 2001was $26.6 million, an increase of $1.0 million, or 3.9%, when compared with 2000 figures. This increase was primarily attributable to the growth in service charges on deposit accounts. The increase in service charges on deposit accounts for 2001 is the result of internal deposit growth, an improved fee structure and the acquisition completed during July 2000.

     During the year ended December 31, 2001, income on the sale of mortgage loans and income on investment banking increased $1.4 million and $533,000, respectively, from the same period during 2000. These increases were the result of a higher volume for those products during 2001 compared to 2000. The volume increases were primarily the result of the decline in interest rates during 2001.

     Recurring fee income for 2000 was $25.6 million, an increase of $2.0 million, or 8.3%, when compared with 1999 figures. In 2000, trust fees increased $616,000, service charges on deposit accounts increased $991,000 and credit card fees increased $308,000 from the 1999 level. The increase in trust fees for 2000 is primarily the result of growth in the number of trust relationships and an improved fee structure. The increase in credit card fees for 2000 is the result of growth in the credit card portfolio. The increase in service charges on deposit accounts for 2000 is the result of internal deposit growth, an improved fee structure and the acquisition completed during July 2000.

NON-INTEREST EXPENSE
--------------------------------------------------------------------------------

     Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses, merger-related costs and other expenses necessary for the operation of the Company. Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures that have been installed. The Company utilizes an extensive profit planning and reporting system involving all affiliates. Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets. These profit plans are subject to extensive initial reviews and monitored by management on a monthly basis. Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met. Management also regularly monitors staffing levels at each affiliate, to ensure productivity and overhead are in line with existing workload requirements.

     Non-interest expense for 2001 was $68.1 million, an increase of $5.6 or 8.9%, from 2000. Non-interest expense for 2000 was $62.6 million, an increase of $2.5 million (excluding merger-related expenses), or 4.1%, from 1999. These increases reflect the Company's commitment to investment in technology and branch infrastructure, the normal increased cost of doing business and the acquisition completed during July 2000. Also, the Company opened its third and fourth banking centers in the Little Rock metropolitan area during 2001.

     Table 6 below shows non-interest expense for the years ended December 31, 2001, 2000 and 1999, respectively, as well as changes in 2001 from 2000 and in 2000 from 1999.

TABLE 6: NON-INTEREST EXPENSE



                                         Years Ended December 31           2001                 2000
                                         -----------------------        Change from          Change from
(In thousands)                          2001       2000      1999          2000                 1999
----------------------------------------------------------------------------------------------------------

Salaries and employee benefits      $ 36,218  $  33,544  $ 32,395    $2,674      7.97%  $  1,149      3.55%
Occupancy expense, net                 4,610      3,873     3,578       737     19.03        295      8.24
Furniture and equipment expense        5,251      5,246     5,003         5      0.10        243      4.86
Loss on foreclosed assets                366        254       364       112     44.09       (110)   -30.22
Merger-related                            --         --     1,843        --        --     (1,843)  -100.00
Other operating expenses
   Professional services               1,759      1,532     1,444       227     14.82         88      6.09
   Postage                             2,016      2,057     1,895       (41)    -1.99        162      8.55
   Telephone                           1,530      1,417     1,419       113      7.97         (2)    -0.14
   Credit card expenses                1,808      1,704     1,624       104      6.10         80      4.93
   Operating supplies                  1,632      1,501     1,524       131      8.73        (23)     1.51
   FDIC insurance                        306        299       232         7      2.34         67     28.88
   Amortization of intangibles         3,024      2,811     2,469       213      7.58        342     13.85
   Other expense                       9,610      8,318     8,139     1,292     15.53        179      2.20
                                    --------  ---------  --------    ------             --------
     Total non-interest expense     $ 68,130  $  62,556  $ 61,929    $5,574      8.91%  $    627      1.01%
                                     =======   ========   =======     =====              =======

INCOME TAXES
--------------------------------------------------------------------------------

     The provision for income taxes for 2001 was $6.4 million, compared to $8.5 million in 2000 and $7.4 million in 1999. The effective income tax rates for the years ended 2001, 2000 and 1999 were 27.8%, 31.0% and 30.0%, respectively.

EARNINGS/RATIOS EXCLUDING INTANGIBLES
--------------------------------------------------------------------------------

     Table 7 reconciles reported earnings to net income excluding intangible amortization (cash) for the years ended December 31, 2001 and 2000. Table 8 presents the calculation of the cash return on assets and cash return on equity for the years ended December 31, 2001 and 2000. The Company specifically formulated these calculations and the results may not be comparable to similarly titled measures reported by other companies. Also, cash earnings are not entirely available for use by management. See the Consolidated Statements of Cash Flows and Notes to the Financial Statements for other information regarding funds available for use by management.

TABLE 7: EARNINGS EXCLUDING INTANGIBLE AMORTIZATION



                                           Reported        Intangible          "Cash"
(In thousands)                             Earnings       Amortization        Earnings
--------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2001
----------------------------

Income before income taxes                $  22,886         $   3,024        $  25,910
     Provision for income taxes               6,358             1,034            7,392
                                          ---------         ---------        ---------
Net Income                                $  16,528         $   1,990        $  18,518
                                           ========          ========         ========

Basic earnings per common share           $    2.33         $    0.28        $    2.61
                                           ========          ========         ========

Diluted earnings per common share         $    2.31         $    0.28        $    2.59
                                           ========          ========         ========

YEAR ENDED DECEMBER 31, 2000
----------------------------

Income before income taxes                $  27,329         $   2,811        $  30,140
     Provision for income taxes               8,460               939            9,399
                                          ---------         ---------        ---------
Net Income                                $  18,869         $   1,872        $  20,741
                                           ========          ========        =========

Basic earnings per common share           $    2.59         $    0.25        $    2.84
                                           ========          ========         ========

Diluted earnings per common share         $    2.58         $    0.25        $    2.83
                                           ========          ========         ========


TABLE 8: RATIOS EXCLUDING INTANGIBLES


                                                                       Years Ended December 31,
                                                                       ------------------------
(In thousands)                                                       2001                   2000
----------------------------------------------------------------------------------------------------------

Cash ROA:  A/(B-D)                                                   0.96%                  1.18%
Cash ROE:  A/(C-E)                                                  10.41%                 12.56%

     Cash earnings                                            $     18,518            $    20,741    (A)
     Average total assets                                        1,959,948              1,794,014    (B)
     Average stockholders' equity                                  179,109                166,517    (C)
     Average total intangible assets                                33,691                 30,813    (D)
     Average intangible assets remaining in
         stockholders' equity                                        1,278                  1,391    (E)


     In 2001,  the  Financial  Accounting  Standards  Board issued SFAS No. 142,
Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for goodwill subsequent to acquisition and other intangible assets acquired in an acquisition. The Company will be required to adopt the new rules effective January 1, 2002. The new rule will eliminate the amortization of goodwill and require that it be tested for impairment at a level of reporting referred to as a reporting unit. The elimination of amortization of goodwill is expected to increase 2002 net earnings by approximately $1.8 million, or $0.24 per diluted share. The Company will analyze and assess the impairment provisions of the Statement, but has not yet determined the impact, if any, of the adoption of those provisions.

LOAN PORTFOLIO
--------------------------------------------------------------------------------

     The Company's loan portfolio averaged $1.292 billion during 2001 and $1.199 billion during 2000. As of December 31, 2001, total loans were $1.259 billion, compared to $1.295 billion on December 31, 2000. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

     Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $450.7 million at December 31, 2001, or 35.8% of total loans, compared to $457.3 million, or 35.3% of total loans at December 31, 2000. The consumer loan decrease from 2000 to 2001 is the result of a decline in indirect lending, which was off set by an increase in student loans. The decline in indirect consumer loans was the result of zero percent car manufacturer incentives and a planned reduction by the Company of that product based on the risk-reward relationship. The increase in student loans was a result of greater demand for that product.

     Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $571.3 million at December 31, 2001, or 45.4% of total loans, compared to $600.7 million, or 46.4% of total loans at December 31, 2000. The real estate loan decrease from 2000 to 2001 is primarily the result of several large commercial real estate transactions that paid out in the fourth quarter of 2001 and historically low mortgage interest rates during 2001. Because of the declining mortgage rates during 2001, the Company experienced a $20 million decrease in single-family residential loans, which were refinanced into the secondary market.

     Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $220.3 million at December 31, 2001, or 17.5% of total loans, which is comparable to the $220.6 million, or 17.0% of total loans at December 31, 2000.

     The amounts of loans outstanding at the indicated dates are reflected in table 9, according to type of loan.

TABLE 9: LOAN PORTFOLIO


                                                                 Years Ended December 31
                                          ----------------------------------------------------------------
(In thousands)                                 2001         2000         1999         1998         1997
----------------------------------------------------------------------------------------------------------

Consumer
   Credit cards                           $   196,710  $   197,567   $   187,242  $   165,622  $   179,828
   Student loans                               74,860       67,145        66,739       66,134       63,291
   Other consumer                             179,138      192,595       181,380      155,767      139,282
Real Estate
   Construction                                83,628       69,169        53,925       63,037       52,976
   Single family residential                  224,122      244,377       202,886      194,174      184,539
   Other commercial                           263,539      287,170       240,259      223,368      178,517
Commercial
   Commercial                                 153,617      161,134       137,827      112,800      115,684
   Agricultural                                60,794       57,164        35,337       40,706       38,169
   Financial institutions                       5,861        2,339         3,165        5,656        6,073
Other                                          16,515       16,050         4,875        7,198        7,506
                                           ----------  -----------   -----------  -----------  -----------

     Total loans                           $1,258,784  $ 1,294,710   $ 1,113,635  $ 1,034,462  $   965,865
                                            =========   ==========    ==========   ==========   ==========


     Table 10 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2001.

TABLE 10: MATURITY AND INTEREST RATE SENSITIVITY OF LOANS


                                                              Over 1
                                                               year
                                                1 year       through          Over
(In thousands)                                 or less       5 years         5 years       Total
-------------------------------------------------------------------------------------------------

Consumer                                    $   370,252    $   80,030     $     426   $   450,708
Real estate                                     334,595       230,668         6,026       571,289
Commercial                                      184,335        33,400         2,537       220,272
Other                                             7,639         4,827         4,049        16,515
                                             ----------    ----------     ---------   -----------

      Total                                 $   896,821    $  348,925     $  13,038   $ 1,258,784
                                             ==========     =========      ========    ==========


Predetermined rate                          $   613,925    $  313,604     $  13,038   $   940,567
Floating rate                                   282,896        35,321            --       318,217
                                            -----------    ----------     ---------   -----------

      Total                                 $   896,821    $  348,925     $  13,038   $ 1,258,784
                                             ==========     =========      ========    ==========

ASSET QUALITY
--------------------------------------------------------------------------------

     A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans. This includes loans past due 90 days or more, nonaccrual loans and certain loans identified by management.

     Non-performing loans are comprised of (a) nonaccrual loans, (b) loans that are contractually past due 90 days and (c) other loans for which terms have been restructured to provide a reduction or deferral of interest or principal, because of deterioration in the financial position of the borrower. The subsidiary banks recognize income principally on the accrual basis of accounting. When loans are classified as nonaccrual, the accrued interest is charged off and no further interest is accrued. Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectability of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection. If a loan is determined by management to be uncollectable, the portion of the loan determined to be uncollectable is then charged to the allowance for loan losses. Credit card loans are classified as impaired when payment of interest or principal is 90 days past due. Litigation accounts are placed on nonaccrual until such time as deemed uncollectable. Credit card loans are generally charged off when payment of interest or principal exceeds 180 days past due, but are turned over to the credit card recovery department, to be pursued until such time as they are determined, on a case-by-case basis, to be uncollectable.

     At December 31, 2001, impaired loans were $21.0 million compared to $18.1 million in 2000. The increase in impaired loans from December 31, 2000, primarily relates to the $4.0 million increase in non-performing loans, which is a result of an increase in the classified assets at one community-banking subsidiary of the Company combined with the general slowdown and uncertainty in the economy. Management has evaluated the underlying collateral on each loan and has allocated specific reserves in order to absorb any potential loss if the collateral were ultimately foreclosed.

     Table 11 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.

TABLE 11:  NON-PERFORMING ASSETS


                                                                 Years Ended December 31
                                            --------------------------------------------------------------
(In thousands)                                 2001          2000         1999        1998         1997
----------------------------------------------------------------------------------------------------------

Nonaccrual loans                            $  11,956     $  8,212     $   7,666    $   6,959    $   7,054
Loans past due 90 days or more
   (principal or interest payments)             2,991        2,752         2,542        2,972        2,417
Restructured                                       --           --            --          118          343
                                            ---------     --------     ---------     --------     --------
     Total non-performing loans                14,947       10,964        10,208       10,049        9,814
                                            ---------     --------     ---------    ---------     --------

Other non-performing assets
   Foreclosed assets held for sale              1,084        1,104           747        2,156        2,095
   Other non-performing assets                    631          196            56           29           --
                                            ---------     --------     ---------    ---------     --------
     Total other non-performing assets          1,715        1,300           803        2,185        2,095
                                            ---------     --------     ---------    ---------     --------

      Total non-performing assets           $  16,662     $ 12,264     $  11,011    $  12,234    $  11,909
                                             ========      =======      ========     ========     ========

Allowance for loan losses to
   non-performing loans                       137.12%      192.97%       167.37%      167.30%      155.03%
Non-performing loans to total loans             1.19%        0.85%         0.92%        0.97%        1.02%
Non-performing assets to total assets           0.83%        0.64%         0.65%        0.73%        0.73%


     Approximately $1,026,000, $756,000 and $689,000 of interest income would have been recorded for the periods ended December 31, 2001, 2000 and 1999, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2001, 2000 and 1999.

ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

     An analysis of the allowance for loan losses for the last five years is shown in table 12.

Table 12: ALLOWANCE FOR LOAN LOSSES


(In thousands)                                  2001         2000         1999        1998         1997
------------------------------------------------------------------------------------------------------------

Balance, beginning of year                     $ 21,157     $  17,085    $  16,812    $  15,215    $  10,506
                                                -------      --------     --------     --------     --------

Loans charged off
   Credit card                                    4,431         3,384        3,156        3,734        3,283
   Other consumer                                 3,063         2,349        2,419        1,398          919
   Real estate                                    1,378           606          621        1,272          465
   Commercial                                     3,476         1,410        1,498        1,367          731
                                               --------     ---------    ---------     --------     --------
         Total loans charged off                 12,348         7,749        7,694        7,771        5,398
                                               --------     ---------    ---------    ---------     --------

Recoveries of loans previously charged off
   Credit card                                      515           468          444          398          365
   Other consumer                                   668           800          588          291          192
   Real estate                                      146            92          231          121          144
   Commercial                                       400           325          153          249          163
                                               --------     ---------    ---------    ---------     --------
         Total recoveries                         1,729         1,685        1,416        1,059          864
                                               --------     ---------    ---------    ---------     --------
   Net loans charged off                         10,619         6,064        6,278        6,712        4,534
Allowance for loan losses of
   acquired institutions                             --         2,605           --           --        4,028
Provision for loan losses                         9,958         7,531        6,551        8,309        5,215
                                               --------     ---------    ---------    ---------     --------

Balance, end of year                           $ 20,496     $  21,157    $  17,085    $  16,812    $  15,215
                                                =======      ========     ========     ========     ========

Net charge-offs to average loans                  0.82%         0.51%        0.60%        0.67%        0.56%
Allowance for loan losses to period-end loans     1.63%         1.63%        1.53%        1.63%        1.58%
Allowance for loan losses to net charge-offs     193.0%        348.9%       272.1%       250.5%       335.6%



     The amount of provision to the allowance during the year 2001 was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

     The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 13.

TABLE 13:  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                                              December 31
                        -------------------------------------------------------------------------------------------
                               2001             2000               1999            1998              1997
                        ---------------- ----------------- ---------------- ----------------- ---------------------
                        Allowance  % of  Allowance  % of   Allowance  % of   Allowance % of   Allowance  % of
(In thousands)           Amount   loans*  Amount   loans*   Amount   loans*   Amount  loans*   Amount   loans*
-------------------------------------------------------------------------------------------------------------------

Credit cards            $ 4,156    15.6%  $ 3,947   15.3%  $ 3,300    16.8%  $ 3,552   16.0%  $ 3,339    18.6%
Consumer                  2,042    20.2%    2,167   20.1%    1,918    22.3%    1,959   21.5%    1,731    21.0%
Real Estate               8,029    45.4%    7,602   46.4%    7,155    44.7%    6,367   46.4%    5,307    43.0%
Commercial                3,485    17.5%    3,603   17.0%    3,244    15.8%    2,637   15.4%    2,641    16.6%
Other                        --     1.3%       --    1.2%       --     0.4%       12    0.7%       10     0.8%
Unallocated               2,784             3,838            1,468             2,285            2,187
                         ------           -------           ------            ------            -----

     Total              $20,496   100.0%  $21,157  100.0%  $17,085   100.0%  $16,812  100.0%  $15,215   100.0%
                         ======            ======           ======            ======           ======


*Percentage of loans in each category to total loans.


     The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. The unallocated reserve is a result of potential risk factors that cannot be quantified for a particular year-end, which could include the risks associated with increased lending, consumer bankruptcies, unfavorable weather conditions or market prices in the agriculture industry, acquisitions and fluctuations in the economy.

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

     The Company's philosophy regarding investments is conservative, based on investment type and maturity. Investments in the portfolio primarily include U.S. Treasury securities, U.S. Government agencies, mortgage-backed securities and municipal securities. The Company's general policy is not to invest in derivative type investments or high-risk securities, except for collateralized mortgage-backed securities for which collection of principal and interest is not subordinated to significant superior rights held by others.

     Held-to-maturity and available-for-sale investment securities were $191.1 million and $256.2 million, respectively, at December 31, 2001, compared to the held-to-maturity amount of $184.4 million and available-for-sale amount of $214.0 million at December 31, 2000.

     As of December 31, 2001, $64.5 million, or 33.8%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 98.5% of which will mature in less than five years. In the available-for-sale securities, $233.9 million, or 91.3% were in U.S. Treasury and U.S. government agency securities, 99.1% of which will mature in less than five years.

     In order to reduce the Company's income tax burden, an additional $119.8 million, or 62.7%, of the held-to-maturity securities portfolio, as of December 31, 2001, was invested in tax-exempt obligations of state and political subdivisions. In the available-for-sale securities, $5.4 million, or 2.1% were invested in tax-exempt obligations of state and political subdivisions. Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis. There are no securities of any one state and political subdivision issuer exceeding ten percent of the Company's stockholders' equity at December 31, 2001.

     The Company has approximately $6.7 million, or 3.5%, in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2001. In the available-for-sale securities, $7.0 million, or 2.7% were invested in mortgaged-backed securities.

     As of December 31, 2001, the held-to-maturity investment portfolio had gross unrealized gains of $3.6 million and gross unrealized losses of $260,000. Net realized gains from called or sold available-for-sale securities for 2001 were $11,000, compared to net realized gains of zero in 2000 and 1999.

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

TABLE 14: INVESTMENT SECURITIES


                                                         Years Ended December 31
                        ---------------------------------------------------------------------------------------
                                             2001                                       2000
                        --------------------------------------------  -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury           $   27,528   $   826 $     --  $   28,354  $   21,923    $   246  $    (8)  $   22,161
U.S. Government
   agencies                 36,992       451     (108)     37,335      40,965        229     (145)      41,049
Mortgage-backed
   securities                6,681       105       --       6,786      11,065         46     (117)      10,994
State and political
   subdivisions            119,824     2,255     (152)    121,927     110,380      1,593     (594)     111,379
Other securities               100        --       --         100          80         --       --           80
                         ---------   ------- --------  ----------  ----------    -------  -------   ----------

Total HTM               $  191,125   $ 3,637 $   (260) $  194,502  $  184,413    $ 2,114  $  (864)  $  185,663
                         =========    ======  =======   =========   =========     ======   ======    =========

Available-for-Sale

U.S. Treasury           $   18,071   $   349 $    (12) $   18,408  $   23,889    $   160  $   (12)  $   24,037
U.S. Government
   agencies                214,190     1,792     (492)    215,490     157,434        167   (1,165)     156,436
Mortgage-backed
   securities                6,975        69      (40)      7,004      15,266         55     (140)      15,181
State and political
   subdivisions              5,194       205       --       5,399       6,621        217      (17)       6,821
Other securities             9,056       823       --       9,879      10,541      1,054       --       11,595
                        ----------   ------- --------  ----------  ----------    -------  -------   ----------

Total AFS               $  253,486   $ 3,238 $   (544) $  256,180  $  213,751    $ 1,653  $(1,334)  $  214,070
                         =========    ======  =======   =========   =========     ======   ======    =========

Total Investments       $  444,611   $ 6,875 $   (804) $  450,682  $  398,164    $ 3,767  $(2,198)  $  399,733
                         =========    ======  =======   =========   =========     ======   ======    =========


     Table 15 reflects the amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 37.5% tax rate) of such securities. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

TABLE 15:  MATURITY DISTRIBUTION OF INVESTMENT SECURITIES


                                                          December 31, 2001
                         ------------------------------------------------------------------------------------
                                       Over       Over
                                      1 year     5 years
                           1 year     through    through    Over    No fixed                Par       Fair
(In thousands)             or less    5 years   10 years  10 years  maturity     Total     Value      Value
-------------------------------------------------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury            $  12,074  $ 15,454  $      --  $     --  $      --  $  27,528 $  27,519  $  28,354
U.S. Government
   agencies                    635    35,357      1,000        --         --    36,992     36,960     37,335
Mortgage-backed
   securities                    6        88         39     6,548         --      6,681     6,588      6,786
State and political
   subdivisions             14,545    62,990     38,772     3,517         --    119,824   119,988    121,927
Other securities                --        --         --        --        100        100       100        100
                          --------   -------    -------  --------   --------  ---------  --------   --------

     Total               $  27,260  $113,889  $  39,811  $ 10,065  $     100  $ 191,125 $ 191,155  $ 194,502
                          ========   =======   ========   =======   ========   ========  ========   ========

Percentage of total          14.3%     59.5%      20.8%      5.3%       0.1%     100.0%
                          ========   =======   ========   =======   ========   ========

Weighted average yield        4.7%      4.5%       5.2%      5.6%       3.8%       4.7%
                          ========   =======   ========   =======   ========   ========

Available-for-Sale

U.S. Treasury            $  11,348  $  6,723  $      --  $     --  $      -- $   18,071$   18,100 $   18,408
U.S. Government
   agencies                 52,967   159,223      2,000        --         --    214,190   214,035    215,490
Mortgage-backed
   securities                   --       832      1,355     4,788         --      6,975     6,822      7,004
State and political
   subdivisions                315     1,695      2,884       300         --      5,194     5,200      5,399
Other securities                --        --         --        --      9,056      9,056     9,056      9,879
                          --------   -------   --------   -------   --------   --------  --------   --------

     Total               $  64,630  $168,473  $   6,239  $  5,088  $   9,056  $ 253,486 $ 253,213  $ 256,180
                          ========   =======   ========   =======   ========  ========= =========  =========

Percentage of total          25.5%     66.4%       2.5%      2.0%       3.6%     100.0%
                          ========   =======   ========   =======   ========  =========

Weighted average yield        3.1%      4.7%       5.8%      5.0%       5.2%       4.4%
                          ========   =======   ========   =======   ========  =========


DEPOSITS
--------------------------------------------------------------------------------

     Deposits are the Company's primary source of funding for earning assets. The Company offers a variety of products designed to attract and retain customers, with the primary focus on core deposits.

     Total average deposits for 2001 were $1.630 billion, compared to $1.493 billion in 2000. As of December 31, 2001, total deposits were $1.686 billion, compared to $1.606 billion on December 31, 2000. The year-end balances of time deposits over $100,000 were $341.1 million in 2001, compared to $325.0 million in 2000. The increase in average deposits from 2000 to 2001 is primarily attributable to the Company's focus on internal growth and the acquisition of eight branches in July 2000.

     Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits for the three years ended December 31, 2001.

TABLE 16:  AVERAGE DEPOSITS BALANCES AND RATES


                                                                   December 31
                                     -----------------------------------------------------------------------
                                              2001                    2000                    1999
                                     ---------------------- ----------------------- ------------------------
                                       Average    Average      Average    Average      Average      Average
(In thousands)                         Amount    Rate Paid     Amount    Rate Paid     Amount      Rate Paid
------------------------------------------------------------------------------------------------------------

Non-interest bearing transaction
   accounts                         $  211,052       --     $   188,220       --     $  178,103        --

Interest bearing transaction and
   savings deposits                    470,708     2.13%        444,879    2.88%        448,327     2.70%

Time deposits
   $100,000 or more                    356,017     5.51%        273,129    5.80%        211,929     5.03%

   Other time deposits                 592,155     5.46%        587,140    5.66%        543,309     4.99%
                                    ----------              -----------              ----------

     Total                          $1,629,932     3.80%    $ 1,493,368    4.14%     $1,381,668     3.61%
                                     =========               ==========               =========

     The Company's maturities of large denomination time deposits at December 31, 2001 and 2000 are presented in table 17.

TABLE 17:  MATURITIES OF LARGE DENOMINATION TIME DEPOSITS


                                                          Time Certificates of Deposit
                                                               ($100,000 or more)
                                                                   December 31
                                            --------------------------------------------------------
                                                        2001                        2000
                                            ---------------------------  ---------------------------
(In thousands)                                  Balance      Percent         Balance      Percent
----------------------------------------------------------------------------------------------------

Maturing
   Three months or less                     $   138,238       40.53%    $   115,772        35.63%
   Over 3 months to 6 months                     90,877       26.64%         86,649        26.66%
   Over 6 months to 12 months                    81,854       24.00%         87,134        26.81%
   Over 12 months                                30,116        8.83%         35,414        10.90%
                                             ----------                 -----------

         Total                              $   341,085      100.00%    $   324,969       100.00%
                                             ==========                  ==========


SHORT-TERM DEBT
--------------------------------------------------------------------------------

     Federal funds purchased and securities sold under agreements to repurchase were $86.6 million at December 31, 2001, as compared to $67.3 million at December 31, 2000. Other short-term borrowings, consisting of U.S. Treasury Notes and short-term FHLB borrowings, were $3.8 million at December 31, 2001, as compared to $4.1 million at December 31, 2000.

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

LONG-TERM DEBT
--------------------------------------------------------------------------------

     The Company's long-term debt was $42.2 million and $41.7 million at December 31, 2001 and 2000, respectively. The outstanding balance for December 31, 2001 includes $12 million in long-term debt and $17.3 million of trust preferred securities. Such securities qualify as Tier 1 capital for regulatory purposes. This debt was incurred to fund a portion of the purchase price of the acquisitions completed in a previous year. The Company also has FHLB long-term advances. The outstanding balance for FHLB long-term advances was $12.9 million as of December 31, 2001.

CAPITAL
--------------------------------------------------------------------------------

     At December 31, 2001, total capital reached $182.4 million, another record in the Company's history. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At year-end 2001, the Company's equity to asset ratio was 9.04% compared to 9.06% at year-end 2000.

     The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2001, the leverage ratio and the Tier 1 capital ratio was 8.3% and 12.8%, respectively, while the Company's total risk-based capital ratio was 14.1%, all of which exceed the capital minimums established in the risk-based capital requirements.

     The Company's risk-based capital ratios at December 31, 2001 and 2000 are presented in table 18.

TABLE 18:  RISK-BASED CAPITAL


                                                                                    December 31
                                                                          ------------------------------
(In thousands)                                                                 2001            2000
--------------------------------------------------------------------------------------------------------

Tier 1 capital
   Stockholders' equity                                                   $   182,363       $  173,343
   Trust preferred securities                                                  17,250           17,250
   Intangible assets                                                          (32,186)         (35,241)
   Unrealized (gain) loss on available-
     for-sale securities                                                       (1,479)              34
   Other                                                                         (881)            (916)
                                                                          -----------       ----------

              Total Tier 1 capital                                            165,067          154,470
                                                                          -----------       ----------

Tier 2 capital
   Qualifying unrealized gain on
     available-for-sale equity securities                                         370              475
   Qualifying allowance for loan losses                                        16,209           16,193
                                                                          -----------       ----------

              Total Tier 2 capital                                             16,579           16,668
                                                                          -----------       ----------

              Total risk-based capital                                    $   181,646       $  171,138
                                                                           ==========        =========

Risk weighted assets                                                      $ 1,292,798       $1,290,494
                                                                           ==========        =========

Ratios at end of year
     Leverage ratio                                                             8.27%            8.41%
     Tier 1 capital                                                            12.77%           11.97%
     Total risk-based capital                                                  14.05%           13.26%
Minimum guidelines
     Leverage ratio                                                             4.00%            4.00%
     Tier 1 capital                                                             4.00%            4.00%
     Total risk-based capital                                                   8.00%            8.00%


LIQUIDITY AND MARKET RISK MANAGEMENT
--------------------------------------------------------------------------------

PARENT COMPANY

     The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for debt service requirements. At December 31, 2001, undivided profits of the Company's subsidiaries were approximately $100 million, of which approximately $12 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

     Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and makes adjustments as needed. At year-end, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At December 31, 2001, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 23.6% of total assets, as compared to 17.5% at December 31, 2000.

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

     Table 19 presents the Company's interest rate sensitivity position at December 31, 2001. This Gap analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities (investment securities are according to call dates) and repricing periods rather than estimating more realistic behaviors, as is done in the simulation models. Also, the Gap analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

TABLE 19:  INTEREST RATE SENSITIVITY


                                                             Interest Rate Sensitivity Period
                                ---------------------------------------------------------------------------------------
                                     0-30      31-90     91-180     181-365      1-2       2-5       Over 5
(In thousands, except ratios)        Days      Days       Days       Days       Years     Years       Years     Total
-----------------------------------------------------------------------------------------------------------------------

Earning assets
   Short-term investments        $ 113,056  $      --  $      --  $      --  $      --  $      --  $      --  $ 113,056
   Assets held in trading
     accounts                          896         --         --         --         --         --         --        896
   Investment securities            54,880     15,512     20,945     24,291     75,449    192,698     63,530    447,305
   Mortgage loans held for sale     24,971         --         --         --         --         --         --     24,971
   Loans                           142,022    342,398    143,921    268,480    198,156    150,769     13,038  1,258,784
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Total earning assets            335,825    357,910    164,866    292,771    273,605    343,467     76,568  1,845,012
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Interest bearing liabilities
   Interest bearing transaction
     and savings deposits          265,570         --         --         --     50,457    151,372     50,457    517,856
   Time deposits                   138,276    192,994    220,420    237,803    108,020     23,789         11    921,313
   Short-term debt                  87,936         --      2,500         --         --         --         --     90,436
   Long-term debt                       74        148      2,222      3,444      2,828      8,515     24,919     42,150
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
         Total interest bearing
           liabilities             491,856    193,142    225,142    241,247    161,305    183,676     75,387  1,571,755
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Interest rate sensitivity Gap  $  (156,031) $ 164,768  $ (60,276) $  51,524  $ 112,300  $ 159,791  $   1,181  $ 273,257
                                 =========   ========   ========   ========   ========   ========   ========   ========

Cumulative interest rate
   sensitivity Gap               $(156,031) $   8,737  $ (51,539) $     (15) $ 112,285  $ 272,076  $ 273,257
Cumulative rate sensitive assets
   to rate sensitive liabilities     68.3%     101.3%      94.3%     100.0%     108.6%     118.2%     117.4%
Cumulative Gap as a % of
   earning assets                    -8.5%       0.5%      -2.8%       0.0%       6.1%      14.7%      14.8%


QUARTERLY RESULTS
--------------------------------------------------------------------------------

     Selected unaudited quarterly financial information for the last eight quarters is shown in table 20.

TABLE 20:  QUARTERLY RESULTS


                                                                     Quarter
                                        ------------------------------------------------------------------
(In thousands, except per share data)      First        Second        Third       Fourth        Total
----------------------------------------------------------------------------------------------------------

2001
Net interest income                     $  16,956    $  16,866    $  16,547     $ 17,036     $ 67,405
Provision for loan losses                   1,853        1,967        3,429        2,709        9,958
Non-interest income                         8,093        8,311        8,726        8,439       33,569
Non-interest expense                       16,817       16,846       17,154       17,313       68,130
Gains on sale of securities, net               --           --           --           11           11
Net income                                  4,554        4,487        3,536        3,951       16,528
Diluted earnings per share                   0.55         0.49         0.63         0.64         2.31

2000
Net interest income                     $  16,246    $  16,302    $  16,986     $ 17,527     $ 67,061
Provision for loan losses                   1,720        1,925        1,892        1,994        7,531
Non-interest income                         6,960        7,513        8,127        7,755       30,355
Non-interest expense                       15,280       15,250       15,975       16,051       62,556
Gains on sale of securities, net               --           --           --           --           --
Net income                                  4,328        4,609        4,965        4,967       18,869
Diluted earnings per share                   0.59         0.63         0.67         0.69         2.58


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

         Independent Accountants' Report......................................32
         Consolidated Balance Sheets, December 31, 2001 and 2000..............33
         Consolidated Statements of Income, Years Ended
           December 31, 2001, 2000 and 1999...................................34
         Consolidated Statements of Cash Flows, Years Ended
           December 31, 2001, 2000 and 1999...................................35
         Consolidated Statements of Stockholders' Equity, Years Ended
           December 31, 2001, 2000 and 1999...................................36
         Notes to Consolidated Financial Statements,
             December 31, 2001, 2000 and 1999.................................37

Note: Supplementary Data may be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results" on page 30 hereof.

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                 /s/ BKD, LLP

                                                 BKD, LLP


Pine Bluff, Arkansas
February 8, 2002



----------------------------------------------------------------------------------------------------------
                                     CONSOLIDATED BALANCE SHEETS

                                     DECEMBER 31, 2001 and 2000

(In thousands, except share data)                                              2001             2000
----------------------------------------------------------------------------------------------------------

ASSETS

Cash and non-interest bearing balances due from banks                    $     81,785       $     77,495
Interest bearing balances due from banks                                       55,356             12,990
Federal funds sold and securities purchased
   under agreements to resell                                                  57,700             20,650
                                                                         ------------       ------------
     Cash and cash equivalents                                                194,841            111,135
Investment securities                                                         447,305            398,483
Mortgage loans held for sale                                                   24,971              8,934
Assets held in trading accounts                                                   896              1,127
Loans                                                                       1,258,784          1,294,710
   Allowance for loan losses                                                  (20,496)           (21,157)
                                                                         ------------        -----------
     Net loans                                                              1,238,288          1,273,553
Premises and equipment                                                         45,537             46,597
Foreclosed assets held for sale, net                                            1,084              1,104
Interest receivable                                                            15,764             18,878
Intangible assets, net                                                         32,186             35,241
Other assets                                                                   16,046             17,441
                                                                         ------------       ------------
         TOTAL ASSETS                                                    $  2,016,918       $  1,912,493
                                                                          ===========        ===========

LIABILITIES

Non-interest bearing transaction accounts                                $    247,235       $    213,312
Interest bearing transaction accounts and savings deposits                    517,856            471,609
Time deposits                                                                 921,313            920,665
                                                                         ------------       ------------
     Total deposits                                                         1,686,404          1,605,586
Federal funds purchased and securities sold
   under agreements to repurchase                                              86,635             67,250
Short-term debt                                                                 3,801              4,070
Long-term debt                                                                 42,150             41,681
Accrued interest and other liabilities                                         15,565             20,563
                                                                         ------------       ------------
     Total liabilities                                                      1,834,555          1,739,150
                                                                         ------------       ------------

STOCKHOLDERS' EQUITY

Capital stock
   Class A, common, par value $1 a share, authorized
     30,000,000 shares, 7,087,185 issued and outstanding
     at 2001 and 7,180,966 at 2000                                              7,087              7,181
Surplus                                                                        45,278             47,964
Undivided profits                                                             128,519            118,232
Accumulated other comprehensive income
   Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $887 at 2001 and
     income tax credits of $20 at 2000                                          1,479                (34)
                                                                         ------------       ------------
     Total stockholders' equity                                               182,363            173,343
                                                                         ------------       ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  2,016,918       $  1,912,493
                                                                          ===========        ===========

See Notes to Consolidated Financial Statements.


-------------------------------------------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENTS OF INCOME

                                      YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


(In thousands, except per share data)                                 2001             2000             1999
-------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans                                                          $  110,552        $  110,112       $   94,576
   Federal funds sold and securities purchased
     under agreements to resell                                        1,877             1,366            1,759
   Investment securities                                              20,786            23,585           23,836
   Mortgage loans held for sale                                        1,143               542              712
   Assets held in trading accounts                                        38                95               72
   Interest bearing balances due from banks                            1,472               890              535
                                                                  ----------        ----------       ----------
     TOTAL INTEREST INCOME                                           135,868           136,590          121,490
                                                                  ----------        ----------       ----------

INTEREST EXPENSE
   Deposits                                                           61,956            61,871           49,877
   Federal funds purchased and securities sold
     under agreements to repurchase                                    2,874             3,669            2,913
   Short-term debt                                                       333               516              165
   Long-term debt                                                      3,300             3,473            3,804
                                                                  ----------        ----------       ----------
     TOTAL INTEREST EXPENSE                                           68,463            69,529           56,759
                                                                  ----------        ----------       ----------

NET INTEREST INCOME                                                   67,405            67,061           64,731
   Provision for loan losses                                           9,958             7,531            6,551
                                                                  ----------         ---------       ----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                   57,447            59,530           58,180
                                                                   ---------        ----------       ----------
NON-INTEREST INCOME
   Trust income                                                        5,409             5,282            4,666
   Service charges on deposit accounts                                 8,951             7,998            7,007
   Other service charges and fees                                      1,753             1,804            1,759
   Income on sale of mortgage loans, net of commissions                3,148             1,727            2,021
   Income on investment banking, net of commissions                      792               259              266
   Credit card fees                                                   10,485            10,522           10,214
   Other income                                                        3,020             2,763            2,344
   Gain on sale of securities, net                                        11                --               --
                                                                  ----------        ----------       ----------
     TOTAL NON-INTEREST INCOME                                        33,569            30,355           28,277
                                                                  ----------        ----------       ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                     36,218            33,544           32,395
   Occupancy expense, net                                              4,610             3,873            3,578
   Furniture and equipment expense                                     5,251             5,246            5,003
   Loss on foreclosed assets                                             366               254              364
   Merger-related                                                         --                --            1,843
   Other operating expenses                                           21,685            19,639           18,746
                                                                  ----------        ----------       ----------
     TOTAL NON-INTEREST EXPENSE                                       68,130            62,556           61,929
                                                                  ----------        ----------       ----------
INCOME BEFORE INCOME TAXES                                            22,886            27,329           24,528
   Provision for income taxes                                          6,358             8,460            7,360
                                                                  ----------        ----------       ----------
NET INCOME                                                        $   16,528        $   18,869       $   17,168
                                                                   =========         =========        =========
BASIC EARNINGS PER SHARE                                          $     2.33        $     2.59       $     2.35
                                                                   =========         =========        =========
DILUTED EARNINGS PER SHARE                                        $     2.31        $     2.58       $     2.33
                                                                   =========         =========        =========

See Notes to Consolidated Financial Statements.



-------------------------------------------------------------------------------------------------------------------
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


(In thousands)                                                        2001             2000             1999
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $   16,528        $   18,869       $   17,168
   Items not requiring (providing) cash
     Depreciation and amortization                                     7,680             6,999            6,334
     Provision for loan losses                                         9,958             7,531            6,551
     Net accretion (amortization) of investment securities              (751)              214             (123)
     Deferred income taxes                                             1,382            (1,359)            (326)
     Provision for foreclosed assets                                     172               213              214
     Gain on sale of securities, net                                     (11)               --               --
   Changes in
     Interest receivable                                               3,114            (2,777)            (200)
     Mortgage loans held for sale                                    (16,037)           (2,120)           5,827
     Assets held in trading accounts                                     231               261           (1,310)
     Other assets                                                      1,395               783           (1,191)
     Accrued interest and other liabilities                           (4,486)            3,124           (8,363)
     Income taxes payable                                             (1,894)            1,313             (272)
                                                                  ----------        ----------       ----------
         Net cash provided by operating activities                    17,281            33,051           24,309
                                                                  ----------        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net repayment (originations) of loans                            23,412          (115,721)         (85,902)
     Purchase of branch locations, net funds paid                         --           (14,398)              --
     Purchases of premises and equipment, net                         (3,565)           (4,890)          (6,414)
     Proceeds from sale of foreclosed assets                           1,743             1,017            1,646
     Proceeds from sale of available-for-sale securities               4,305                --               --
     Proceeds from maturities of available-for-sale securities       339,535           120,279          137,564
     Purchases of available-for-sale securities                     (384,084)          (95,499)        (144,068)
     Proceeds from maturities of held-to-maturity securities         126,232            27,818           53,356
     Purchases of held-to-maturity securities                       (132,535)          (38,150)         (44,991)
                                                                  ----------        ----------       ----------
         Net cash used in investing activities                       (24,957)         (119,544)         (88,809)
                                                                  ----------        ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                           80,818           123,944           29,630
   Net (repayments) advances of short-term debt                         (269)             (974)           3,420
   Dividends paid                                                     (6,241)           (5,822)          (5,366)
   Proceeds from issuance of long-term debt                            4,170                --            1,300
   Repayment of long-term debt                                        (3,701)           (4,538)          (4,980)
   Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                   19,385             6,754          (17,871)
   (Repurchase) issuance of common stock, net                         (2,780)           (2,941)             289
                                                                  ----------        ----------       ----------
         Net cash provided by financing activities                    91,382           116,423            6,422
                                                                  ----------        ----------       ----------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   83,706            29,930          (58,078)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                 111,135            81,205          139,283
                                                                  ----------        ----------       ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $  194,841        $  111,135       $   81,205
                                                                   =========         =========        =========

See Notes to Consolidated Financial Statements.



-------------------------------------------------------------------------------------------------------------------
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                                                        Accumulated
                                                                           Other
                                              Common                   Comprehensive      Undivided
(In thousands, except share data)              Stock       Surplus        Income           Profits         Total
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                  $   7,239   $   48,271     $     1,491    $    93,383       $   150,384
   Comprehensive income
     Net income                                    --          --               --         17,168            17,168
     Change in unrealized appreciation on
       available-for-sale securities, net of
       income tax credit of $3,188                 --          --           (5,391)            --            (5,391)
                                                                                                        -----------
   Comprehensive income                                                                                      11,777
   Exercise of stock options  -- 19,900 shares     20          280              --             --               300
   Securities exchanged under
     employee option plan                          --          (11)             --             --               (11)
   Common stock issued in connection with the
     purchase of the minority shares of the Bank
     of Lincoln - 56,997 shares                    57        2,230              --             --             2,287
   Cash dividends declared
     Common stock ($0.72 per share)                --           --              --         (4,990)           (4,990)
     Pooled institution prior to pooling           --           --              --           (376)             (376)
                                            ---------   ----------     -----------    -----------       -----------
Balance, December 31, 1999                      7,316       50,770          (3,900)       105,185           159,371
   Comprehensive income
     Net income                                    --           --              --         18,869            18,869
     Change in unrealized depreciation on
       available-for-sale securities, net of
       income taxes of $2,320                      --           --           3,866             --             3,866
                                                                                                        -----------
   Comprehensive income                                                                                      22,735
   Exercise of stock options  -- 25,800 shares     26          344              --             --               370
   Securities exchanged under
     employee option plan                          (4)         (79)             --             --               (83)
   Repurchase of common stock
       -- 156,827 shares                         (157)      (3,071)             --             --            (3,228)
   Cash dividends declared ($0.80 per share)       --           --              --         (5,822)           (5,822)
                                            ---------   ----------     -----------    -----------       -----------
Balance, December 31, 2000                      7,181       47,964             (34)       118,232           173,343
   Comprehensive income
     Net income                                    --           --              --         16,528            16,528
     Change in unrealized depreciation on
       available-for-sale securities, net of
       income taxes of $908                        --           --           1,513             --             1,513
                                                                                                        -----------
   Comprehensive income                                                                                      18,041
   Exercise of stock options  -- 62,700 shares     63        1,195              --             --             1,258
   Securities exchanged under
     employee option plan                         (13)        (391)             --             --              (404)
   Repurchase of common stock
       --143,955 shares                          (144)      (3,490)             --             --            (3,634)
   Cash dividends declared ($0.88 per share)       --           --              --         (6,241)           (6,241)
                                            ---------   ----------     -----------    -----------       -----------
Balance, December 31, 2001                  $   7,087   $   45,278     $     1,479    $   128,519       $   182,363
                                             ========    =========      ==========     ==========        ==========


See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES
--------------------------------------------------------------------------------

NATURE OF OPERATIONS

     Simmons First National Corporation is primarily engaged in providing a full range of banking services to individual and corporate customers through its subsidiaries and their branch banks in Arkansas. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INVESTMENT SECURITIES

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

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of December 31, 2001 and 2000. This estimate is based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of the Company's ongoing risk management system.

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

The computation of per share earnings is as follows:



(In thousands, except per share data)                                 2001             2000              1999
-------------------------------------------------------------------------------------------------------------------

Net Income                                                         $  16,528         $  18,869         $ 17,168
                                                                    --------          --------          -------

Average common shares outstanding                                      7,098             7,299            7,307
Average common share stock options outstanding                            64                20               67
                                                                   ---------         ---------         --------
Average diluted common shares                                          7,162             7,319            7,374
                                                                   ---------         ---------         --------

Basic earnings per share                                           $    2.33         $    2.59         $   2.35
                                                                    ========          ========          =======
Diluted earnings per share                                         $    2.31         $    2.58         $   2.33
                                                                    ========          ========          =======


NOTE 2:  ACQUISITIONS
--------------------------------------------------------------------------------

     On January 15, 1999, the Company and Lincoln Bankshares, Inc. ("LBI") merged. This merger was accounted for as a pooling-of-interests, except for the acquisition of the minority shares (17.9%) of the Bank of Lincoln, which were accounted for on a purchase accounting basis. Stockholders of LBI received 301,823 shares of Simmons First National Corporation stock in exchange for LBI shares in the transaction. LBI owned the Bank of Lincoln ("BOL"), Lincoln, Arkansas with assets, as of January 15, 1999, of $75 million. LBI's net interest income and net income for the period ended January 15, 1999, were immaterial. The Company merged BOL into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

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

NOTE 3:  INVESTMENT SECURITIES
--------------------------------------------------------------------------------

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:


                                                         Years Ended December 31
                        ---------------------------------------------------------------------------------------
                                             2001                                       2000
                        --------------------------------------------- -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury           $   27,528   $   826   $   --  $   28,354   $  21,923    $   246 $     (8)  $   22,161
U.S. Government
   agencies                 36,992       451     (108)     37,335      40,965        229     (145)      41,049
Mortgage-backed
   securities                6,681       105       --       6,786      11,065         46     (117)      10,994
State and political
   subdivisions            119,824     2,255     (152)    121,927     110,380      1,593     (594)     111,379
Other securities               100        --       --         100          80         --       --           80
                        ----------   -------   ------  ----------    --------    -------  -------   ----------

Total HTM               $  191,125   $ 3,637   $ (260) $  194,502   $ 184,413    $ 2,114 $   (864)  $  185,663
                         =========    ======    =====   =========    ========     ======  =======    =========

Available-for-Sale

U.S. Treasury           $   18,071   $   349   $  (12)  $  18,408   $  23,889    $   160 $    (12)  $   24,037
U.S. Government
   agencies                214,190     1,792     (492)    215,490     157,434        167   (1,165)     156,436
Mortgage-backed
   securities                6,975        69      (40)      7,004      15,266         55     (140)      15,181
State and political
    subdivisions             5,194       205       --       5,399       6,621        217      (17)       6,821
Other securities             9,056       823       --       9,879      10,541      1,054       --       11,595
                        ----------   -------   ------   ---------  ----------    -------  -------   ----------

Total AFS               $  253,486   $ 3,238   $ (544)  $ 256,180   $ 213,751    $ 1,653 $ (1,334)  $  214,070
                         =========    ======    =====    ========    ========     ======  =======    =========


     Income earned on the above securities for the years ended December 31, 2001, 2000 and 1999 is as follows:



(In thousands)                                                         2001            2000              1999
-------------------------------------------------------------------------------------------------------------------

Taxable
   Held-to-maturity                                                $   4,992         $   4,401         $  4,377
   Available-for-sale                                                 10,061            13,763           13,910

Non-taxable
   Held-to-maturity                                                    5,400             5,066            5,296
   Available-for-sale                                                    333               355              253
                                                                   ---------         ---------         --------

         Total                                                     $  20,786         $  23,585         $ 23,836
                                                                    ========          ========          =======

     The Statement of Stockholders' Equity includes other comprehensive income. Other comprehensive income for the Company includes the change in the unrealized appreciation (depreciation) on available-for-sale securities. The changes in the unrealized appreciation (depreciation) on available-for-sale securities for the years ended December 31, 2001, 2000 and 1999 are as follows:


(In thousands)                                                         2001            2000              1999
-------------------------------------------------------------------------------------------------------------------

Unrealized holding gains (losses)
   arising during the period                                       $   1,524         $   3,866         $ (5,391)
Gains realized in net income                                              11                --               --
                                                                   ---------         ---------         --------

Net change in unrealized appreciation (depreciation)
   on available-for-sale securities                                $   1,513         $   3,866         $ (5,391)
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


                                                 Held-to-Maturity           Available-for-Sale
                                            ---------------------------  ------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-------------------------------------------------------------------------------------------------

One year or less                            $    27,260   $    27,638   $    64,630    $   66,817
After one through five years                    113,889       115,616       168,473       167,847
After five through ten years                     39,811        40,873         6,239         6,504
After ten years                                  10,065        10,275         5,088         5,133
Other securities                                    100           100         9,056         9,879
                                            -----------   -----------   -----------    ----------

Total                                       $   191,125   $   194,502   $   253,486    $  256,180
                                             ==========    ==========    ==========     =========

     The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $290,915,000 at December 31, 2001 and $279,586,000 at December 31,
2000.

     The book value of securities sold under agreements to repurchase amounted to $35,990,000 and $34,235,000 for December 31, 2001 and 2000, respectively.

     Gross realized gains of $46,000, $0 and $0 resulting from sales and/or calls of available-for-sale securities were realized for the years ended December 31, 2001, 2000 and 1999, respectively. Gross realized losses of
$35,000, $0 and $0 resulting from sales and/or calls of available-for-sale securities were realized for the years ended December 31, 2001, 2000 and 1999, respectively.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

         The various categories of loans are summarized as follows:


(In thousands)                                                                 2001             2000
----------------------------------------------------------------------------------------------------------

Consumer
   Credit cards                                                           $   196,710       $  197,567
   Student loans                                                               74,860           67,145
   Other consumer                                                             179,138          192,595
Real estate
   Construction                                                                83,628           69,169
   Single family residential                                                  224,122          244,377
   Other commercial                                                           263,539          287,170
Commercial
   Commercial                                                                 153,617          161,134
   Agricultural                                                                60,794           57,164
   Financial institutions                                                       5,861            2,339
Other                                                                          16,515           16,050
                                                                          -----------       ----------

Total loans before allowance for loan losses                              $ 1,258,784       $1,294,710
                                                                           ==========        =========

     At December  31, 2001 and 2000,  impaired  loans  totaled  $21,012,000  and
$18,099,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 2001, were $4,093,000 and $3,070,000 at December 31, 2000. Approximately, $893,000 and
$539,000 of interest income were recognized on average impaired loans of $21,138,000 and $13,331,000 for 2001 and 2000, respectively. Interest recognized on impaired loans on a cash basis during 2001 or 2000 was immaterial.

     As of December 31, 2001, credit card loans, which are unsecured, were $196,710,000 or 15.6%, of total loans versus $197,567,000 or 15.3% of total loans at December 31, 2000. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

         Transactions in the allowance for loan losses are as follows:


(In thousands)                                                        2001             2000              1999
-------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                         $  21,157         $  17,085         $ 16,812
Additions
   Provision for loan losses                                           9,958             7,531            6,551
   Allowance for loan losses of acquired branches                         --             2,605              --
                                                                   ---------         ---------          -------
                                                                      31,115            27,221           23,363
Deductions
   Losses charged to allowance, net of recoveries
     of $1,729 for 2001, $1,685 for 2000 and $1,416 for 1999          10,619             6,064            6,278
                                                                   ---------         ---------         --------

Balance, end of year                                               $  20,496         $  21,157         $ 17,085
                                                                    ========          ========          =======



NOTE 5:  TIME DEPOSITS
--------------------------------------------------------------------------------

     Time deposits included approximately $341,085,000 and $324,969,000 of certificates of deposit of $100,000 or more, at December 31, 2001 and 2000, respectively. At December 31, 2001, time deposits with a remaining maturity of one year or more amounted to $131,820,000. Maturities of all time deposits are as follows: 2002 - $789,493,000; 2003 - $108,020,000; 2004 - $22,400,000; 2005 -
$1,181,000; 2006 - $208,000 and thereafter $11,000.

     Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 6:  INCOME TAXES
--------------------------------------------------------------------------------

     The provision for income taxes is comprised of the following components:


(In thousands)                                                         2001            2000              1999
-------------------------------------------------------------------------------------------------------------------

Income taxes currently payable                                     $   4,976         $   9,819         $  7,686
Deferred income taxes                                                  1,382            (1,359)            (326)
                                                                    --------         ---------         --------

Provision for income taxes                                         $   6,358         $   8,460         $  7,360
                                                                    ========          ========          =======

     The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:


(In thousands)                                                                 2001             2000
----------------------------------------------------------------------------------------------------------

Deferred tax assets
   Allowance for loan losses                                                $   6,611         $  7,696
   Valuation of foreclosed assets                                                 113              231
   Deferred compensation payable                                                  631              708
   Deferred loan fee income                                                       277              414
   Vacation compensation                                                          496              453
   Mortgage servicing reserve                                                     365              384
   Loan interest                                                                  139              126
   Available-for-sale securities                                                   --               20
   Other                                                                          189              127
                                                                             --------         --------
                                                                                8,821           10,159
                                                                             --------         --------
Deferred tax liabilities
   Accumulated depreciation                                                    (1,534)          (1,577)
   Available-for-sale securities                                                 (887)              --
   FHLB stock dividends                                                          (697)            (590)
   Other                                                                         (202)            (202)
                                                                            ---------         --------
                                                                               (3,320)          (2,369)
                                                                            ---------         --------
Net deferred tax assets included in other assets
   on balance sheets                                                        $   5,501         $  7,790
                                                                             ========          =======


     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.


(In thousands)                                                         2001            2000               1999
-------------------------------------------------------------------------------------------------------------------

Computed at the statutory rate (35%)                                 $ 8,010          $  9,565          $ 8,585

Increase (decrease) resulting from
   Tax exempt income                                                  (2,242)           (2,075)          (1,982)
   Non-deductible interest                                               386               377              264
   Amortization of intangible assets                                      93               107              105
   State income taxes                                                    161               287              207
   Other non-deductible expenses                                         120               109              331
   Other differences, net                                               (170)               90             (150)
                                                                     -------           -------          -------

   Actual tax provision                                              $ 6,358          $  8,460          $ 7,360
                                                                      ======           =======           ======

NOTE 7:  LONG-TERM DEBT
--------------------------------------------------------------------------------

     Long-term debt at December 31, 2001 and 2000 consisted of the following components.



(In thousands)                                                                  2001             2000
----------------------------------------------------------------------------------------------------------

7.32% note due 2007, unsecured                                             $   12,000        $  14,000
9.75% note due 2008, secured by land and building                                  --              857
4.33% to 8.41% FHLB advances due 2000 to 2021,
   secured by residential real estate loans                                    12,900            9,574
Trust Preferred Securities                                                     17,250           17,250
                                                                           ----------        ---------

   Total long-term debt                                                    $   42,150        $  41,681
                                                                            =========         ========

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

     Aggregate annual maturities of long-term debt at December 31, 2001 are:


                                                                                                 Annual
(In thousands)                                                              Year              Maturities
------------------------------------------------------------------------------------------------------------

                                                                            2002             $    5,888
                                                                            2003                  2,828
                                                                            2004                  2,828
                                                                            2005                  2,834
                                                                            2006                  2,853
                                                                      Thereafter                 24,919
                                                                                             ----------

                                                                          Total              $   42,150
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

     On January 23, 2001, the Company expanded the stock repurchase program. This expansion authorized the repurchase of an additional 200,000 common shares. The expanded program now has authorized the repurchase of up to 400,000 common shares.

     Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. During the twelve-month period ended December 31, 2001, the Company repurchased 143,955 common shares of stock with a weighted average repurchase price of $25.24 per share. As of December 31, 2001, the Company has repurchased a total of 300,782 common shares of stock with a weighted average repurchase price of $22.81 per share.

NOTE 9:  TRANSACTIONS WITH RELATED PARTIES
--------------------------------------------------------------------------------

     At December 31, 2001 and 2000, the subsidiary banks had extensions of credit to executive officers, directors and to companies in which the banks' executive officers or directors were principal owners, in the amount of $21.6 million in 2001 and $25.9 million in 2000.


(In thousands)                                                                  2001             2000
----------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                  $  25,883         $  28,584
New extensions of credit                                                       13,801            18,942
Repayments                                                                    (18,079)          (21,643)
                                                                            ---------           -------

Balance, end of year                                                        $  21,605         $  25,883
                                                                             ========          ========


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

NOTE 10: EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

     The Company's 401(k) retirement plan covers substantially all employees. Contribution expense totaled $282,000, $258,000 and $205,000, in 2001, 2000 and
1999, respectively.

     The Company has a discretionary profit sharing and employee stock ownership
plan  covering   substantially  all  employees.   Contribution  expense  totaled
$1,614,000 for 2001, $1,523,000 for 2000 and $1,353,000 for 1999.

     The Board of Directors has adopted incentive and nonqualified stock option plans. Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options granted to officers and other key employees. Also, 24,700, 3,000 and 3,000 additional shares of common stock of the Company were granted and issued to executive officers of the Company as bonus shares of restricted stock, during each of the years ended December 31, 2001, 2000 and 1999, respectively.

     The  Company  applies  APB  Opinion  25  and  related   Interpretations  in
accounting for the plans and no compensation cost has been recognized. If the Company had elected to recognize compensation cost based on the fair value of the options granted, net income and earnings per share would have been reduced as indicated below:


(In thousands except per share data)                                  2001             2000              1999
-------------------------------------------------------------------------------------------------------------------

Net income - as reported                                           $  16,528         $  18,869         $ 17,168
Net income - pro forma                                                15,917            18,818           17,062
Diluted earnings per share - as reported                                2.31             2.58              2.33
Diluted earnings per share - pro forma                                  2.22             2.57              2.31


     The above pro forma amounts include only the effect of 2001, 2000 and 1999 option grants and therefore may not be representative of the pro forma impact in future years.

     The weighted average fair values of options granted during 2001, 2000 and 1999 were $4.58, $3.92 and $6.28 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                      2001             2000              1999
                                                                   -------           ------            ------
Expected dividend yield                                               3.62%            3.81%             2.70%
Expected stock price volatility                                      16.00%           16.00%            16.00%
Risk-free interest rate                                               5.28%            6.12%             6.37%
Expected life of options                                           10 years          7 years           7 years


         The table below summarizes the transactions under the Company's stock option plans at December 31, 2001, 2000 and 1999 and changes during the years then ended:


                                                     2001                     2000                   1999
                                            -----------------------  ----------------------- ----------------------
                                                          Weighted               Weighted                Weighted
                                                           Average                Average                 Average
                                              Shares     Exercisable    Shares   Exercisable   Shares   Exercisable
                                               (000)        Price        (000)      Price       (000)      Price
-------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year                    235     $ 25.54         242      $ 24.64        233     $ 23.61
Granted                                           238       21.79          24        18.61         30       24.07
Forfeited/Expired                                  (9)      27.90          (5)       19.69         (1)      39.54
Exercised                                         (63)      10.05         (26)       11.68        (20)      10.06
                                              -------                 -------                 -------

Outstanding, end of year                          401       25.68         235        25.54        242       24.64
                                              =======                 =======                 =======

Exercisable, end of year                          206     $ 26.55         182      $ 24.57        174     $ 22.07
                                              =======                 =======                 =======


     The following table summarizes information about stock options under the plan outstanding at December 31, 2001:


                                            Options Outstanding                         Options Exercisable
                           --------------------------------------------------    ----------------------------------
                                                 Weighted
                                                  Average          Weighted                           Weighted
                                 Number          Remaining          Average           Number           Average
          Range of             Outstanding      Contractual        Exercise         Exercisable       Exercise
       Exercise Prices            (000)            Life              Price             (000)            Price
-------------------------------------------------------------------------------------------------------------------

  $15.58  to   $21.13              56             3 Years           $19.49              43             $19.02
  $24.25  to   $24.25             205            10 Years           $24.25              40             $24.25
  $24.44  to   $27.00              98             5 Years           $26.05              91             $26.18
  $30.70  to   $45.25              42             4 Years           $40.21              32             $40.61


     Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $205,000 for 2001, $194,000 for 2000 and $211,000 for 1999. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

NOTE 11: ADDITIONAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------

     In connection with cash acquisitions accounted for using the purchase method, the Company acquired assets and assumed liabilities as follows:


(In thousands)                                                        2001            2000              1999
-------------------------------------------------------------------------------------------------------------------

Fair value of assets acquired                                      $      --        $   88,920       $       --
Liabilities assumed                                                       --            72,827               --
                                                                   ---------        ----------       ----------
Cash paid                                                                 --            16,093               --
Funds acquired                                                            --             1,695               --
                                                                   ---------        ----------       ----------
Net funds paid                                                     $      --        $   14,398       $       --
                                                                    ========         =========        =========

Additional cash payment information

   Interest paid                                                   $  70,146        $   68,428       $   57,604
   Income taxes paid                                                   6,870             8,506            7,958


     Approximately, $9,000,000 of investment securities previously classified as held-to-maturity was reclassified as available-for-sale during the second quarter of 1999. This was the result of the Company merging the Bank of Lincoln into Simmons First Bank of Northwest Arkansas during the second quarter of 1999.

NOTE 12: OTHER EXPENSE
--------------------------------------------------------------------------------

     Other operating expenses consist of the following:


(In thousands)                                                        2001             2000              1999
-------------------------------------------------------------------------------------------------------------------

Professional services                                              $   1,759         $   1,532         $  1,444
Postage                                                                2,016             2,057            1,895
Telephone                                                              1,530             1,417            1,419
Credit card expense                                                    1,808             1,704            1,624
Operating supplies                                                     1,632             1,501            1,524
FDIC insurance                                                           306               299              232
Amortization of intangible assets                                      3,024             2,811            2,469
Other expense                                                          9,610             8,318            8,139
                                                                    --------         ---------         --------
         Total                                                     $  21,685         $  19,639         $ 18,746
                                                                    ========          ========          =======

     The Company had aggregate annual equipment rental expense of approximately $727,000 in 2001, $1,027,000 in 2000 and $1,084,000 in 1999. The Company had
aggregate annual occupancy rental expense of approximately $834,000 in 2001, $634,000 in 2000 and $556,000 in 1999.

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



                                                December 31, 2001            December 31, 2000
                                            -------------------------    ------------------------
                                               Carrying       Fair          Carrying       Fair
(In thousands)                                  Amount        Value          Amount        Value
-------------------------------------------------------------------------------------------------

Financial assets
   Cash and cash equivalents                $   194,841   $   194,841   $   111,135    $  111,135
   Held-to-maturity securities                  191,125       194,502       184,413       185,663
   Available-for-sale securities                256,180       256,180       214,070       214,070
   Assets held in trading accounts                  896           896         1,127         1,127
   Mortgage loans held for sale                  24,971        24,971         8,934         8,934
   Interest receivable                           15,764        15,764        18,878        18,878
   Loans, net                                 1,238,288     1,251,255     1,273,553     1,282,287

Financial liabilities
   Non-interest bearing transaction accounts    247,235       247,235       213,312       213,312
   Interest bearing transaction accounts and
     savings deposits                           517,856       519,134       471,609       477,939
   Time deposits                                921,313       931,225       920,665       928,349
   Federal funds purchased and securities
     sold under agreements to repurchase         86,635        86,635        67,250        67,250
   Short-term debt                                3,801         3,801         4,070         4,070
   Long-term debt                                42,150        48,554        41,681        43,671
   Interest payable                               5,488         5,488         7,171         7,171


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

NOTE 15: COMMITMENTS AND CREDIT RISK
--------------------------------------------------------------------------------

     The Company grants agri-business, credit card, commercial and residential loans to customers throughout Arkansas. Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

     At December 31, 2001, the Company had outstanding commitments to extend credit aggregating approximately $230,783,000 and $203,808,000 for credit card commitments and other loan commitments, respectively. At December 31, 2000, the Company had outstanding commitments to extend credit aggregating approximately $246,550,000 and $157,859,000 for credit card commitments and other loan commitments, respectively.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $4,218,000 and $3,400,000 at December 31, 2001 and 2000, respectively, with terms ranging from 90 days to one year.

     At December 31, 2001, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 16: FUTURE CHANGES IN ACCOUNTING PRINCIPLE
--------------------------------------------------------------------------------

     In 2001,  the  Financial  Accounting  Standards  Board issued SFAS No. 142,
Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for goodwill subsequent to acquisition and other intangible assets acquired in an acquisition. The Company will be required to adopt the new rules effective January 1, 2002. The new rule will eliminate the amortization of goodwill and require that it be tested for impairment at a level of reporting referred to as a reporting unit. The elimination of amortization of goodwill is expected to increase 2002 net earnings by approximately $1.8 million, or $0.24 per diluted share. The Company will analyze and assess the impairment provisions of the Statement, but has not yet determined the impact, if any, of the adoption of those provisions.

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

NOTE 18: STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

     The Company's subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2001, the Company subsidiaries had approximately $12 million in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2001, the Company meets all capital adequacy requirements to which it is subject.

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


                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                             For Capital        Prompt Corrective
                                                        Actual            Adequacy Purposes     Action Provision
                                                 --------------------  --------------------- ----------------------
(In thousands)                                     Amount    Ratio-%      Amount    Ratio-%     Amount    Ratio-%
-------------------------------------------------------------------------------------------------------------------

As of December 31, 2001
   Total Risk-Based Capital Ratio
     Simmons First National Corporation          $   181,646    14.1   $   103,062     8.0   $       N/A
     Simmons First National Bank                      82,121    12.2        53,850     8.0        67,312    10.0
     Simmons First Bank of Russellville               30,063    23.4        10,278     8.0        12,847    10.0
     Simmons First Bank of Northwest Arkansas         16,007    11.0        11,641     8.0        14,552    10.0
   Tier 1 Capital Ratio
     Simmons First National Corporation              165,067    12.8        51,583     4.0           N/A
     Simmons First National Bank                      73,317    10.9        26,905     4.0        40,358     6.0
     Simmons First Bank of Russellville               28,452    22.1         5,150     4.0         7,725     6.0
     Simmons First Bank of Northwest Arkansas         14,188     9.8         5,791     4.0         8,687     6.0
   Leverage Ratio
     Simmons First National Corporation              165,067     8.3        79,550     4.0           N/A
     Simmons First National Bank                      73,317     6.9        42,503     4.0        53,128     5.0
     Simmons First Bank of Russellville               28,452    14.4         7,903     4.0         9,879     5.0
     Simmons First Bank of Northwest Arkansas         14,188     6.9         8,225     4.0        10,281     5.0

As of December 31, 2000
   Total Risk-Based Capital Ratio
     Simmons First National Corporation          $   171,138    13.3   $   103,240     8.0   $       N/A
     Simmons First National Bank                      78,304    11.8        53,088     8.0        66,359    10.0
     Simmons First Bank of Russellville               28,413    20.5        11,088     8.0        13,860    10.0
     Simmons First Bank of Northwest Arkansas         15,052    10.4        11,578     8.0        14,473    10.0
   Tier 1 Capital Ratio
     Simmons First National Corporation              154,470    12.0        51,620     4.0           N/A
     Simmons First National Bank                      69,515    10.5        26,482     4.0        39,723     6.0
     Simmons First Bank of Russellville               26,668    19.2         5,556     4.0         8,334     6.0
     Simmons First Bank of Northwest Arkansas         13,235     9.2         5,754     4.0         8,632     6.0
   Leverage Ratio
     Simmons First National Corporation              154,470     8.4        73,470     4.0           N/A
     Simmons First National Bank                      69,515     7.7        36,112     4.0        45,140     5.0
     Simmons First Bank of Russellville               26,668    12.7         8,399     4.0        10,499     5.0
     Simmons First Bank of Northwest Arkansas         13,235     6.7         7,901     4.0         9,877     5.0


NOTE 19: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
--------------------------------------------------------------------------------


                                         CONDENSED BALANCE SHEETS
                                        DECEMBER 31, 2001 and 2000

(In thousands)                                                                 2001             2000
----------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                                  $    7,762        $   7,493
Investments in wholly-owned subsidiaries                                      199,480          190,159
Intangible assets, net                                                             27              116
Investment securities                                                              --            1,721
Premises and equipment                                                          2,380            4,500
Other assets                                                                    4,110            4,731
                                                                           ----------        ---------
         TOTAL ASSETS                                                      $  213,759        $ 208,720
                                                                            =========         ========

LIABILITIES
Long-term debt                                                             $   29,783        $  32,641
Other liabilities                                                               1,613            2,736
                                                                           ----------        ---------
         Total liabilities                                                     31,396           35,377
                                                                           ----------        ---------

STOCKHOLDERS' EQUITY
Common stock                                                                    7,087            7,181
Surplus                                                                        45,278           47,964
Undivided profits                                                             128,519          118,232
Accumulated other comprehensive income
   Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $887 at 2001
     and income tax credits of $20 at 2000                                      1,479              (34)
                                                                           ----------        ---------
         Total stockholders' equity                                           182,363          173,343
                                                                           ----------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  213,759        $ 208,720
                                                                            =========         ========




                                           CONDENSED STATEMENTS OF INCOME
                                    YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

(In thousands)                                                        2001             2000              1999
-------------------------------------------------------------------------------------------------------------------

INCOME
   Dividends from subsidiaries                                     $  12,722         $  13,238         $ 14,614
   Other income                                                        4,046             4,536            3,611
                                                                    --------         ---------         --------
                                                                      16,768            17,774           18,225
EXPENSE                                                                7,113             7,144            8,212
                                                                   ---------         ---------         --------
   Income before income taxes and equity in
     undistributed net income of subsidiaries                          9,655            10,630           10,013
   Provision for income taxes                                         (1,062)             (788)          (1,363)
                                                                    --------         ---------         --------

Income before equity in undistributed net
   income of subsidiaries                                             10,717            11,418           11,376
Equity in undistributed net income of subsidiaries                     5,811             7,451            5,792
                                                                    --------         ---------         --------

NET INCOME                                                         $  16,528         $  18,869         $ 17,168
                                                                    ========          ========          =======




                                          CONDENSED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

(In thousands)                                                         2001              2000             1999
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                     $   16,528        $   18,869      $    17,168
   Items not requiring (providing) cash
     Depreciation and amortization                                       319               381              386
     Deferred income taxes                                               (46)               12              (37)
     Equity in undistributed income of bank subsidiaries              (5,811)           (7,451)          (5,792)

   Changes in
     Other assets                                                        621               (77)             309
     Other liabilities                                                (1,074)              981             (511)
                                                                  ----------        ----------      -----------
         Net cash provided by operating activities                    10,537            12,715           11,523
                                                                  ----------        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of premises and equipment                                  (142)             (256)            (264)
   Sale of premises and equipment to subsidiary                        2,032                --              287
   Capital contribution to subsidiary                                 (2,000)           (5,000)              --
   Proceeds from maturities of available-for-sale securities           1,721            66,030           58,759
   Purchases of available-for-sale securities                             --           (59,153)         (65,721)
                                                                  ----------        ----------      -----------
         Net cash provided by (used in) investing activities           1,611             1,621           (6,939)
                                                                  ----------        ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal reduction on long-term debt                              (2,858)           (2,060)          (2,055)
   Dividends paid                                                     (6,241)           (5,822)          (5,366)
   (Repurchase) issuance of common stock, net                         (2,780)           (2,941)             289
                                                                   ---------        ----------      -----------
         Net cash used in financing activities                       (11,879)          (10,823)          (7,132)
                                                                   ---------        ----------      -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      269             3,513           (2,548)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                   7,493             3,980            6,528
                                                                  ----------        ----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $    7,762        $    7,493      $     3,980
                                                                   =========         =========       ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No items are reportable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 23, 2002, filed pursuant to Regulation 14A on March 20, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 23, 2002 filed pursuant to Regulation 14A on March 20, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 23, 2002, filed pursuant to Regulation 14A on March 20, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 23, 2002, filed pursuant to Regulation 14A on March 20, 2002.

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

(b) Reports on Form 8-K

     The registrant filed Form 8-K on October 18, 2001. The report contained the text of a press release issued by the registrant concerning the announcement of third quarter earnings.

     The registrant filed Form 8-K on November 28, 2001. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly dividend.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       /s/ John L. Rush         March 25, 2002
                                       ---------------------------------------
                                       John L. Rush, Secretary

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2002.

      Signature                                               Title


/s/ J. Thomas May
------------------------    President, Chairman, Chief Executive Officer
J. Thomas May               and Director


/s/ Barry L. Crow
------------------------    Executive Vice President and Chief Financial
Barry L. Crow               Officer (Principal Financial and Accounting Officer)


/s/ William  E. Clark
------------------------    Director
William E. Clark


/s/ Lara F. Hutt, III
------------------------    Director
Lara F. Hutt, III


/s/ George Makris, Jr.
------------------------    Director
George Makris, Jr.


/s/ David R. Perdue
------------------------    Director
David R. Perdue


/s/ Harry L. Ryburn
------------------------    Director
Harry L. Ryburn


/s/ Henry F. Trotter
------------------------    Director
Henry F. Trotter, Jr.



------------------------    Director
Jerry W. Watkins