Form 10-Q
period 2002-03-31
SIMMONS FIRST NATIONAL CORP
filed 2002-05-09
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 2002                Commission File Number  06253
                   --------------                                      ---------


                       SIMMONS FIRST NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Arkansas                                             71-0407808
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


   501 Main Street   Pine Bluff, Arkansas                        71601
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           870-541-1000
                                                          ----------------------

                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.


                                  YES  X     NO
                                     -----      -----


Indicate the number of shares outstanding of each of issuer's classes of common stock.

                      Class A, Common           7,091,200
                      Class B, Common           None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX

                                                                        Page No.

Part I:  Summarized Financial Information

           Consolidated Balance Sheets --
             March 31, 2002 and December 31, 2001                           3-4

           Consolidated Statements of Income --
             Three months ended March 31, 2002 and 2001                       5

           Consolidated Statements of Cash Flows --
             Three months ended March 31, 2002 and 2001                       6

           Consolidated Statements of Stockholders' Equity
             Three months ended March 31, 2002 and 2001                       7

           Condensed Notes to Consolidated Financial Statements            8-17

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          18-30

           Review by Independent Certified Public Accountants                31

Part II:   Other Information                                              32-33

Part I: Summarized Financial Information


                                              Simmons First National Corporation
                                                 Consolidated Balance Sheets
                                             March 31, 2002 and December 31, 2001


                                                          ASSETS


                                                                                             March 31,       December 31,
(In thousands, except share data)                                                              2002              2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash and non-interest bearing balances due from banks                                       $    66,966     $    81,785
Interest bearing balances due from banks                                                         46,343          55,356
Federal funds sold and securities purchased
   under agreements to resell                                                                    80,000          57,700
                                                                                            -----------     -----------
     Cash and cash equivalents                                                                  193,309         194,841

Investment securities                                                                           441,162         447,305
Mortgage loans held for sale                                                                     12,277          24,971
Assets held in trading accounts                                                                     131             896
Loans                                                                                         1,228,591       1,258,784
   Allowance for loan losses                                                                    (20,152)        (20,496)
                                                                                            -----------     -----------
     Net loans                                                                                1,208,439       1,238,288

Premises and equipment                                                                           44,306          45,537
Foreclosed assets held for sale, net                                                              2,182           1,084
Interest receivable                                                                              15,124          15,764
Intangible assets, net                                                                           32,265          32,186
Other assets                                                                                     16,926          16,046
                                                                                            -----------     -----------

         TOTAL ASSETS                                                                       $ 1,966,121     $ 2,016,918
                                                                                             ==========      ==========

See Condensed Notes to Consolidated Financial Statements.

                                              Simmons First National Corporation
                                                 Consolidated Balance Sheets
                                             March 31, 2002 and December 31, 2001


                                             LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                              March 31,        December 31,
(In thousands, except share data)                                                               2002              2001
---------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
LIABILITIES
Non-interest bearing transaction accounts                                                   $    220,149     $    247,235
Interest bearing transaction accounts and savings deposits                                       540,601          517,856
Time deposits                                                                                    871,716          921,313
                                                                                            ------------     ------------
     Total deposits                                                                            1,632,466        1,686,404
Federal funds purchased and securities sold
   under agreements to repurchase                                                                 81,794           86,635
Short-term debt                                                                                    7,221            3,801
Long-term debt                                                                                    42,784           42,150
Accrued interest and other liabilities                                                            17,073           15,565
                                                                                            ------------     ------------
     Total liabilities                                                                         1,781,338        1,834,555
                                                                                            ------------     ------------

STOCKHOLDERS' EQUITY
Capital stock
   Class A, common, par value $1 a share, authorized 30,000,000 shares,
      7,091,200 issued and outstanding
      at 2002 and 7,087,185 at 2001                                                                7,091            7,087
Surplus                                                                                           45,326           45,278
Undivided profits                                                                                131,828          128,519
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities,
       net of income taxes of $439 in 2002 and $887 in 2001                                          538            1,479
                                                                                            ------------     ------------
   Total stockholders' equity                                                                    184,783          182,363
                                                                                            ------------     ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  1,966,121     $  2,016,918
                                                                                             ===========      ===========

See Condensed Notes to Consolidated Financial Statements.


                                         Simmons First National Corporation
                                         Consolidated Statements of Income
                                     Three Months Ended March 31, 2002 and 2001


                                                                                Three Months Ended
                                                                                     March 31
(In thousands, except per share data)                                            2002        2001
---------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
INTEREST INCOME
   Loans                                                                     $  24,106    $  29,161
   Federal funds sold and securities purchased
     under agreements to resell                                                    328          639
   Investment securities                                                         4,923        5,700
   Mortgage loans held for sale, net of unrealized gains (losses)                  233          172
   Assets held in trading accounts                                                   2            7
   Interest bearing balances due from banks                                        281          335
                                                                             ---------    ---------
         TOTAL INTEREST INCOME                                                  29,873       36,014
                                                                             ---------    ---------

INTEREST EXPENSE
   Deposits                                                                     10,568       17,078
   Federal funds purchased and securities sold
     under agreements to repurchase                                                397        1,057
   Short-term debt                                                                  41          104
   Long-term debt                                                                  806          819
                                                                             ---------    ---------
         TOTAL INTEREST EXPENSE                                                 11,812       19,058
                                                                             ---------    ---------

NET INTEREST INCOME                                                             18,061       16,956
   Provision for loan losses                                                     2,361        1,853
                                                                             ---------    ---------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                              15,700       15,103
                                                                             ---------    ---------

NON-INTEREST INCOME
   Trust income                                                                  1,390        1,407
   Service charges on deposit accounts                                           2,238        2,101
   Other service charges and fees                                                  411          468
   Income on sale of mortgage loans, net of commissions                            811          624
   Income on investment banking, net of commissions                                266          222
   Credit card fees                                                              2,338        2,456
   Other income                                                                    918          815
   Gain on sale of securities, net                                                  --           --
                                                                             ---------    ---------           -
         TOTAL NON-INTEREST INCOME                                               8,372        8,093
                                                                             ---------    ---------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                9,950        9,003
   Occupancy expense, net                                                        1,126        1,166
   Furniture and equipment expense                                               1,292        1,336
   Loss on foreclosed assets                                                        43           75
   Other operating expenses                                                      4,618        5,237
                                                                             ---------    ---------
         TOTAL NON-INTEREST EXPENSE                                             17,029       16,817
                                                                             ---------    ---------

INCOME BEFORE INCOME TAXES                                                       7,043        6,379
   Provision for income taxes                                                    2,102        1,825
                                                                             ---------    ---------
NET INCOME                                                                   $   4,941    $   4,554
                                                                              ========     ========
BASIC EARNINGS PER SHARE                                                     $    0.70    $    0.64
                                                                              ========     ========
DILUTED EARNINGS PER SHARE                                                   $    0.69    $    0.64
                                                                              ========     ========


See Condensed Notes to Consolidated Financial Statements.




                                          Simmons First National Corporation
                                        Consolidated Statements of Cash Flows
                                      Three Months Ended March 31, 2002 and 2001



                                                                                     March 31,          March 31,
(In thousands)                                                                         2002               2001
-----------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                       $    4,941      $     4,554
   Items not requiring (providing) cash
     Depreciation and amortization                                                       1,121            1,945
     Provision for loan losses                                                           2,361            1,853
     Net accretion of investment securities                                               (160)            (450)
     Deferred income taxes                                                                (318)            (211)
     Provision for losses on foreclosed assets                                              11               33
   Changes in
     Interest receivable                                                                   640            1,402
     Mortgage loans held for sale                                                       12,694           (7,560)
     Assets held in trading accounts                                                       765            1,084
     Other assets                                                                         (880)             832
     Accrued interest and other liabilities                                               (594)            (980)
     Income taxes payable                                                                2,420            1,963
                                                                                    ----------      -----------
         Net cash provided by operating activities                                      23,001            4,465
                                                                                    ----------      -----------

INVESTING ACTIVITIES
   Net collection of loans                                                              26,211           12,366
   Sale (purchase) of premises and equipment, net                                           31             (851)
   Proceeds from sale of foreclosed assets                                                 168              162
   Proceeds from maturities of available-for-sale securities                           164,696           77,496
   Purchases of available-for-sale securities                                         (149,890)         (29,470)
   Proceeds from maturities of held-to-maturity securities                              17,854           21,174
   Purchases of held-to-maturity securities                                            (27,298)         (41,735)
                                                                                    ----------      -----------
         Net cash provided by investing activities                                      31,772           39,142
                                                                                    ----------      -----------

FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                                 (53,938)          19,389
   Net proceeds of short-term debt                                                       3,420            2,228
   Dividends paid                                                                       (1,632)          (1,485)
   Proceeds from issuance of long-term debt                                                850               --
   Repayments of long-term debt                                                           (216)            (224)
   Net (decrease) increase in federal funds purchased and securities
    sold under agreements to repurchase                                                 (4,841)           9,281
   Issuance (repurchase) of common stock, net                                               52           (2,718)
                                                                                    ----------      -----------
         Net cash (used in) provided by financing activities                           (56,305)          26,471
                                                                                    ----------      -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (1,532)          70,078
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                   194,841          111,135
                                                                                    ----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  193,309      $   181,213
                                                                                     =========       ==========



See Condensed Notes to Consolidated Financial Statements.



                                                Simmons First National Corporation
                                          Consolidated Statements of Stockholders' Equity
                                             Three Months Ended March 31, 2002 and 2001



                                                                                Accumulated
                                                                                   Other
                                                        Common                  Comprehensive   Undivided
(In thousands, except share data)                        Stock      Surplus        Income        Profits       Total
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                               7,181      47,964              (34)     118,232      173,343
   Comprehensive income
      Net income                                            --          --               --        4,554        4,554
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $782                                --          --            1,307           --        1,307
                                                                                                             --------
   Comprehensive income                                                                                         5,861
   Exercise of stock options - 12,100 shares                12         142               --           --          154
   Securities exchanged under stock option plan             (2)        (43)              --           --          (45)
   Repurchase of common stock - 118,955 shares            (119)     (2,708)              --           --       (2,827)
   Cash dividends declared - $0.21 per share                --          --               --       (1,485)      (1,485)
                                                      --------    --------         --------     --------     --------

Balance, March 31, 2001                                  7,072      45,355            1,273      121,301      175,001
   Comprehensive income
      Net income                                            --          --               --       11,974       11,974
      Change in unrealized appreciation on
        available-for-sale securities, net of
        income taxes of $126                                --          --              206           --          206
                                                                                                             --------
   Comprehensive income                                                                                        12,180
   Exercise of stock options - 50,600 shares                51       1,053               --           --        1,104
   Securities exchanged under stock option plan            (11)       (348)              --           --         (359)
   Repurchase of common stock - 25,000 shares              (25)       (782)              --           --         (807)
   Cash dividends declared - $0.67 per share                --          --               --       (4,756)      (4,756)
                                                      --------    --------         --------     --------     --------

Balance, December 31, 2001                               7,087      45,278            1,479      128,519      182,363
   Comprehensive income
      Net income                                            --          --               --        4,941        4,941
      Change in unrealized appreciation on
        available-for-sale securities, net of
        income tax credit of $448                           --          --             (941)          --         (941)
                                                                                                             --------
   Comprehensive income                                                                                         4,000
   Exercise of stock options - 5,300 shares                  5          88               --           --           93
   Securities exchanged under stock option plan             (1)        (40)              --           --          (41)
   Cash dividends declared - $0.23 per share                --          --               --       (1,632)      (1,632)
                                                      --------    --------         --------     --------     --------

Balance, March 31, 2002                               $  7,091    $ 45,326         $    538     $131,828     $184,783
                                                       =======     =======          =======      =======      =======


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

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

     The computation of per share earnings for the three months ended March 31, 2002 and 2001, is as follows:


(In thousands, except per share data)                                                  2002              2001
---------------------------------------------------------------------------------------------------------------
Net Income                                                                           $   4,941         $  4,554
                                                                                     ---------         --------

Average common shares outstanding                                                        7,089            7,121
Average common share stock options outstanding                                              89               20
                                                                                     ---------         --------
Average diluted common shares                                                            7,178            7,141
                                                                                     ---------         --------

Basic earnings per share                                                             $    0.70         $   0.64
                                                                                      ========          =======
Diluted earnings per share                                                           $    0.69         $   0.64
                                                                                      ========          =======

NOTE 2:   ACQUISITIONS

     On March 7, 2002, an announcement was made jointly by the Chief Executive Officers of both the Company and HEARTLAND Community Bank regarding the execution of a definitive agreement under the terms of which HEARTLAND will sell its Monticello, Arkansas location to Simmons First Bank of South Arkansas, a wholly owned subsidiary of the Company. The acquisition will involve approximately $9 million in loans and $13 million in total deposits. The transaction is expected to close during the third quarter of 2002.

NOTE 3:   INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:




                                           March 31,                                 December 31,
                                             2002                                       2001
                        --------------------------------------------- -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------
Held-to-Maturity
----------------
U.S. Treasury           $   32,240   $   572   $   (53) $   32,759  $   27,528    $   826  $    --   $   28,354
U.S. Government
  agencies                  47,484       225      (286)     47,423      36,992        451     (108)      37,335
Mortgage-backed
  securities                 5,942        69        (4)      6,007       6,681        105       --        6,786
State and political
  subdivisions             115,009     2,449      (130)    117,328     119,824      2,255     (152)     121,927
Other securities               100        --        --         100         100         --       --          100
                        ----------   -------   -------  ----------  ----------    -------  -------   ----------
                        $  200,775   $ 3,315   $  (473) $  203,617  $  191,125    $ 3,637  $  (260)  $  194,502
                         =========    ======    ======   =========   =========     ======   ======    =========
Available-for-Sale
------------------
U.S. Treasury           $   10,519   $   202   $   (36) $   10,685  $   18,071    $   349  $   (12)  $   18,408
U.S. Government
  agencies                 188,540       947    (1,079)    188,408     214,190      1,792     (492)     215,490
Mortgage-backed
  securities                 6,207        45       (35)      6,217       6,975         69      (40)       7,004
State and political
  subdivisions               4,979       237        --       5,216       5,194        205       --        5,399
Other securities            28,966       895        --      29,861       9,056        823       --        9,879
                        ----------   -------   -------  ----------  ----------   -------- --------   ----------
                        $  239,211   $ 2,326   $(1,150) $  240,387  $  253,486   $  3,238 $   (544)  $  256,180
                         =========    ======    ======   =========   =========    =======  =======    =========


     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $295,269,000 at March 31, 2002 and $290,915,000 at December 31,
2001.

     The book value of securities sold under agreements to repurchase amounted to $37,839,000 and $35,990,000 for March 31, 2002 and December 31, 2001,
respectively.

     Income earned on securities for the three months ended March 31, 2002 and 2001, is as follows:


(In thousands)                                                                         2002              2001
---------------------------------------------------------------------------------------------------------------
Taxable
  Held-to-maturity                                                                   $     926         $  1,372
  Available-for-sale                                                                     2,593            2,938

Non-taxable
  Held-to-maturity                                                                       1,333            1,300
  Available-for-sale                                                                        71               90
                                                                                     ---------         --------

         Total                                                                       $   4,923         $  5,700
                                                                                      ========          =======


     Maturities of investment securities at March 31, 2002 are as follows:


                                                Held-to-Maturity           Available-for-Sale
                                            --------------------------  -------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-------------------------------------------------------------------------------------------------
One year or less                            $    35,188   $    35,607   $    27,261    $   27,336
After one through five years                    119,417       120,513       173,224       173,170
After five through ten years                     36,759        37,903         5,246         5,481
After ten years                                   9,311         9,494         4,514         4,539
Other securities                                    100           100        28,966        29,861
                                            -----------   -----------   -----------    ----------
         Total                              $   200,775   $   203,617   $   239,211    $  240,387
                                             ==========    ==========    ==========     =========



     There were no gross realized gains or losses as of March 31, 2002 and 2001.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:   LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:



                                                                             March 31,      December 31,
(In thousands)                                                                 2002             2001
---------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                            $     181,867     $    196,710
   Student loans                                                                  84,186           74,860
   Other consumer                                                                170,649          179,138

Real Estate
   Construction                                                                   80,120           83,628
   Single family residential                                                     223,146          224,122
   Other commercial                                                              260,346          263,539
Commercial
   Commercial                                                                    151,436          153,617
   Agricultural                                                                   54,234           60,794
   Financial institutions                                                          7,600            5,861
Other                                                                             15,007           16,515
                                                                            ------------      -----------
Total loans before allowance for loan losses                               $   1,228,591     $  1,258,784
                                                                            ============      ===========


     During the first three months of 2002, foreclosed assets held for sale increased $1,098,000 to $2,182,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at March 31, 2002, were $492,000, $11,194,000 and $3,268,000, respectively, bringing the total of non-performing assets to $17,136,000.

     Transactions in the allowance for loan losses are as follows:


                                                                                    March 31,        December 31,
(In thousands)                                                                         2002              2001
-----------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                           $  20,496         $ 21,157
Additions
   Provision charged to expense                                                          2,361            1,853
                                                                                     ---------         --------
                                                                                        22,857           23,010
Deductions
   Losses charged to allowance, net of recoveries
     of $560 and $420 for the first three months of
     2002 and 2001, respectively                                                         2,705            1,642
                                                                                     ---------         --------

Balance, March 31                                                                   $   20,152         $ 21,368
                                                                                     =========          -------

Additions
   Provision charged to expense                                                                           8,105
                                                                                                       --------
                                                                                                         29,473
Deductions
   Losses charged to allowance, net of recoveries
     of $1,309 for the last nine months of
     2001                                                                                                 8,977
                                                                                                       --------

Balance, end of year                                                                                   $ 20,496
                                                                                                        =======


     At March 31, 2002 and December 31, 2001, impaired loans totaled $20,598,000 and $21,012,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at March 31, 2002, were $3,577,000 and $4,093,000 at December 31, 2001.

     Approximately, $182,000 and $266,000 of interest income were recognized on average impaired loans of $20,805,000 and $19,951,000 as of March 31, 2002 and 2001, respectively. Interest recognized on impaired loans on a cash basis during the first three months of 2002 and 2001 was immaterial.

NOTE 5:   TIME DEPOSITS

     Time deposits include approximately $331,066,000 and $341,085,000 of certificates of deposit of $100,000 or more at March 31, 2002 and December 31, 2001, respectively.

NOTE 6:   INCOME TAXES

     The provision for income taxes is comprised of the following components:


                                                                     March 31,          March 31,
(In thousands)                                                        2002                2001
-------------------------------------------------------------------------------------------------
Income taxes currently payable                                  $       2,420       $       2,036
Deferred income taxes                                                    (318)               (211)
                                                                -------------       -------------
Provision for income taxes                                      $       2,102       $       1,825
                                                                 ============        ============


     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:


                                                                        March 31,        December 31,
(In thousands)                                                           2002                2001
-------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                    $          6,853       $          6,611
   Valuation of foreclosed assets                                            112                    113
   Deferred compensation payable                                             593                    631
   Deferred loan fee income                                                  229                    277
   Vacation compensation                                                     572                    496
   Mortgage servicing reserve                                                368                    365
   Loan interest                                                             139                    139
   Other                                                                     196                    189
                                                                ----------------       ----------------
       Total deferred tax assets                                           9,062                  8,821
                                                                ----------------       ----------------

Deferred tax liabilities
   Accumulated depreciation                                               (1,445)                (1,534)
   Available-for-sale securities                                            (439)                  (887)
   FHLB stock dividends                                                     (709)                  (697)
   Other                                                                    (202)                  (202)
                                                                ----------------       ----------------
      Total deferred tax liabilities                                      (2,795)                (3,320)
                                                                ----------------       ----------------
Net deferred tax assets included in other
   assets on balance sheets                                     $          6,267       $          5,501
                                                                 ===============        ===============


     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:



                                                                    March 31,              March 31,
(In thousands)                                                        2002                   2001
-------------------------------------------------------------------------------------------------------
Computed at the statutory rate (35%)                            $          2,465       $          2,233

Increase (decrease) resulting from:
   Tax exempt income                                                        (565)                  (545)
   Other differences, net                                                    202                    137
                                                                ----------------       ----------------

Actual tax provision                                            $          2,102       $          1,825
                                                                 ===============        ===============



NOTE 7:   LONG-TERM DEBT

     Long-term debt at March 31, 2002 and December 31, 2001, consisted of the following components,



                                                                    March 31,            December 31,
(In thousands)                                                        2002                   2001
-------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                  $         12,000       $         12,000
1.83% to 8.41% FHLB advances due 2001 to 2021,
   secured by residential real estate loans                               13,534                 12,900
Trust preferred securities                                                17,250                 17,250
                                                                ----------------       ----------------

                                                                $         42,784       $         42,150
                                                                 ===============        ===============

     The Company owns a wholly owned grantor trust subsidiary (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the respective Trust and to invest the gross proceeds of such preferred securities into notes of the Company. The sole assets of the Trust are $17.8 million aggregate principal amount of the Company's 9.12% Subordinated Debenture Notes due 2027 which are redeemable prior to maturity at the option of the Company on or after June 30, 2002. Trust preferred securities qualify as Tier 1 Capital for regulatory purposes.

     Aggregate annual maturities of long-term debt at March 31, 2002, are:



                                                                                            Annual
(In thousands)                                                            Year            Maturities
-------------------------------------------------------------------------------------------------------
                                                                            2002       $          5,714
                                                                            2003                  2,879
                                                                            2004                  2,879
                                                                            2005                  2,887
                                                                            2006                  2,906
                                                                        Thereafter               25,519
                                                                                       ----------------

                                                                          Total        $         42,784
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

NOTE 9:   UNDIVIDED PROFITS

     The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At March 31, 2002, the bank subsidiaries had approximately $10 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of March 31, 2002, each of the seven subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 14.59% at March 31, 2002.

NOTE 10:  STOCK OPTIONS AND RESTRICTED STOCK

     At March 31, 2002, the Company had stock options outstanding of 400,150 shares and stock options exercisable of 207,920 shares. During the first three months of 2002, there were 5,300 shares issued upon exercise of stock options and 4,500 additional stock options of the Company were granted. No additional shares of common stock of the Company were granted or issued as bonus shares of restricted stock, during the first three months of 2002.

NOTE 11:  ADDITIONAL CASH FLOW INFORMATION


                                                              Three Months Ended
                                                                    March 31,
(In thousands)                                              2002                  2001
----------------------------------------------------------------------------------------
Interest paid                                       $       13,109      $        18,955
Income taxes paid                                   $           --      $            73


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

NOTE 13:  COMMITMENTS AND CREDIT RISK

     The seven affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 14.8% and 15.6% of the portfolio, as of March 31, 2002 and December 31, 2001, respectively.

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

     At March 31, 2002, the Company had outstanding commitments to extend credit aggregating approximately $234,974,000 and $282,595,000 for credit card commitments and other loan commitments, respectively. At December 31, 2001, the Company had outstanding commitments to extend credit aggregating approximately $230,783,000 and $203,808,000 for credit card commitments and other loan commitments, respectively.

     Letters  of  credit  are  conditional   commitments   issued  by  the  bank
subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $4,010,000 and $4,218,000 at March 31, 2002 and December 31, 2001, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
--------

     Simmons First National Corporation achieved record first quarter earnings of $4,941,000, or $0.69 diluted earnings per share for the three-month period ended March 31, 2002. These earnings reflect an increase of $387,000, or $0.05 per share over the March 31, 2001, earnings of $4,554,000, or $0.64 diluted earnings per share. Return on average assets and return on average stockholders' equity for the three-month period ended March 31, 2002, was 1.00% and 10.79%, compared to 0.96% and 10.56%, respectively, for the same period in 2001. The increase in first quarter earnings were primarily due to improvement in the Company's net interest margin, combined with the change in the accounting standards related to the amortization of goodwill.

     Total assets for the Company at March 31, 2002, were $1.966 billion, a decrease of $50.8 million from the same figure at December 31, 2001. Average quarter to date total assets for the Company during the first quarter of 2002 was $2.011 billion, an increase of $91 million over the average for the first quarter of 2001. Stockholders' equity at the end of the first quarter of 2002 was $184.8 million, a $2.4 million, or 1.3%, increase from December 31, 2001.

     The allowance for loan losses as a percent of total loans equaled 1.64% and 1.63% as of March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, non-performing loans equaled 1.18% of total loans compared to 1.19% as of year-end 2001. As of March 31, 2002, the allowance for loan losses equaled 139% of non-performing loans compared to 137% at year-end 2001.

     Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company, with community banks in Pine Bluff, Jonesboro, Lake Village, Rogers, Russellville, Searcy and El Dorado, Arkansas. The Company's seven banks conduct financial operations from 64 offices in 33 communities throughout Arkansas.


ACQUISITIONS
------------

     On March 7, 2002, an announcement was made jointly by the Chief Executive Officers of both the Company and HEARTLAND Community Bank regarding the execution of a definitive agreement under the terms of which HEARTLAND will sell its Monticello, Arkansas location to Simmons First Bank of South Arkansas, a wholly owned subsidiary of the Company. The acquisition will involve approximately $9 million in loans and $13 million in total deposits. The transaction is expected to close during the third quarter of 2002.

STOCK REPURCHASE
----------------

     The Company has a stock repurchase program, which is authorized to repurchase up to 400,000 common shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

     During the three-month period ended March 31, 2002, the Company did not repurchase any common shares of stock. As of March 31, 2002, the Company has repurchased a total of 300,782 common shares of stock with a weighted average repurchase price of $22.81 per share.

NET INTEREST INCOME
-------------------

     Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50% for March 31, 2002 and 2001).

     Net interest margin improved six basis points to 4.14% for the three-month period ended March 31, 2002, when compared to 4.08% for the same period in 2001. During the year ended December 31, 2001, the Federal Reserve decreased the discount rate by 475 basis points in an effort to stimulate a stagnant and declining economy. Historically, the Federal Reserve's actions to decrease interest rates would have negatively affected the net interest margin of the Company. This was not the result for the first quarter of 2002 due to the changes in Arkansas usury law last year. More specifically, the first quarter of 2002 represents the first full quarter the Company was able to fully utilize the changes in the Arkansas usury law made possible through the Gramm-Leach-Bliley Act, which was confirmed by the Eighth Circuit Court of Appeals in October 2001.

     For the three-month period ended March 31, 2002, net interest income on a fully taxable equivalent basis was $18.9 million, an increase of $1.2 million, or 6.8%, from the same period in 2001. The increase in net interest income was the result of a $6.0 million decrease in interest income and a $7.2 million decrease in interest expense. Interest income decreased as a result of a 3.7% reduction in the average loan portfolio and a 175 basis point decrease in the yield earned on earning assets associated with the decline in interest rates. These declines were mitigated by a $93 million increase in average earning assets. Correspondently, total interest expense decreased from a 205 basis points drop in cost of funds, due to repricing opportunities during the falling interest rate environment last year.

     Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2002 and 2001, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month periods ended March 31, 2002 versus March 31, 2001.

Table 1:   Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)


                                                                            Period Ended March 31
(In thousands)                                                             2002              2001
-----------------------------------------------------------------------------------------------------
Interest income                                                        $      29,873    $      36,014
FTE adjustment                                                                   854              750
                                                                       -------------    -------------
Interest income - FTE                                                         30,727           36,764
Interest expense                                                              11,812           19,058
                                                                       -------------    -------------

Net interest income - FTE                                              $      18,915    $      17,706
                                                                        ============     ============

Yield on earning assets - FTE                                                  6.72%            8.47%
Cost of interest bearing liabilities                                           3.03%            5.08%
Net interest spread - FTE                                                      3.69%            3.39%
Net interest margin - FTE                                                      4.14%            4.08%


Table 2:   Changes in Fully Taxable Equivalent Net Interest Margin


                                                                                             March 31,
(In thousands)                                                                            2002 vs. 2001
----------------------------------------------------------------------------------------------------------
Increase due to change in earning assets                                                  $            450
Decrease due to change in earning asset yields                                                      (6,487)
Decrease due to change in interest bearing liabilities                                                (257)
Increase due to change in interest rates paid on
       interest bearing liabilities                                                                  7,503
                                                                                          ----------------
Increase in net interest income                                                           $          1,209
                                                                                           ===============


     Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the periods ended March 31, 2002 and 2001. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:   Average Balance Sheets and Net Interest Income Analysis

                                                               Period Ended March 31
                                        ----------------------------------------------------------------------
                                                        2002                               2001
                                        ---------------------------------  -----------------------------------
                                            Average      Income/  Yield/       Average      Income/  Yield/
(In thousands)                              Balance      Expense  Rate(%)      Balance      Expense  Rate(%)
--------------------------------------------------------------------------------------------------------------
ASSETS
------
Earning Assets
Interest bearing balances
   due from banks                       $    69,675    $     281    1.64   $    25,202    $     335    5.39
Federal funds sold                           80,015          328    1.66        46,205          639    5.61
Investment securities - taxable             327,469        3,519    4.36       273,507        4,310    6.39
Investment securities - non-taxable         121,789        2,135    7.11       115,424        2,061    7.24
Mortgage loans held for sale                 13,768          233    6.86        11,263          172    6.19
Assets held in trading accounts                 286            2    2.84           693            7    4.10
Loans                                     1,240,293       24,229    7.92     1,287,630       29,240    9.21
                                        -----------    ---------           -----------    ---------
   Total interest earning assets          1,853,295       30,727    6.72     1,759,924       36,764    8.47
                                                       ---------                          ---------
Non-earning assets                          157,429                            159,373
                                        -----------                        -----------
   Total assets                         $ 2,010,724                        $ 1,919,297
                                         ==========                         ==========

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------
Liabilities
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts               $   529,158    $   1,600    1.23   $   462,016    $   3,181    2.79
   Time deposits                            906,569        8,968    4.01       930,942       13,897    6.05
                                        -----------    ---------           -----------    ---------
     Total interest bearing deposits      1,435,727       10,568    2.99     1,392,958       17,078    4.97
Federal funds purchased and
   securities sold under agreement
   to repurchase                             98,567          397    1.63        81,472        1,057    5.26
Other borrowed funds
   Short-term debt                            5,849           41    2.84         6,156          104    6.85
   Long-term debt                            42,668          806    7.66        41,538          819    8.00
                                        -----------    ---------           -----------    ---------
     Total interest bearing liabilities   1,582,811       11,812    3.03     1,522,124       19,058    5.08
                                                       ---------                          ---------
Non-interest bearing liabilities
   Non-interest bearing deposits            226,834                            202,688
   Other liabilities                         15,349                             19,595
                                        -----------                        -----------
       Total liabilities                  1,824,994                          1,744,407
Stockholders' equity                        185,730                            174,890
                                        -----------                        -----------
   Total liabilities and
     stockholders' equity               $ 2,010,724                        $ 1,919,297
                                         ==========                         ==========
Net interest spread                                                 3.69                               3.39
Net interest margin                                    $  18,915    4.14                  $  17,706    4.08
                                                        ========                           ========


     Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2002, as compared to the prior period. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:   Volume/Rate Analysis


                                                                  Period Ended March 31
                                                                       2002 over 2001
                                                 ----------------------------------------------------
(In thousands, on a fully                                               Yield/
 taxable equivalent basis)                          Volume               Rate              Total
-----------------------------------------------------------------------------------------------------
Increase (decrease) in

Interest income
   Interest bearing balances
      due from banks                             $         296       $        (350)   $           (54)
   Federal funds sold                                      300                (611)              (311)
   Investment securities - taxable                         747              (1,538)              (791)
   Investment securities - non-taxable                     113                 (39)                74
   Mortgage loans held for sale                             41                  20                 61
   Assets held in trading accounts                          (3)                 (2)                (5)
   Loans                                                (1,044)             (3,967)            (5,011)
                                                 -------------       -------------    ---------------

   Total                                                   450              (6,487)            (6,037)
                                                 -------------       -------------    ---------------

Interest expense
   Interest bearing transaction and
     savings accounts                                      409              (1,990)            (1,581)
   Time deposits                                          (355)             (4,574)            (4,929)
   Federal funds purchased
     and securities sold under
     agreements to repurchase                              186                (846)              (660)
   Other borrowed funds
     Short-term debt                                        (5)                (58)               (63)
     Long-term debt                                         22                 (35)               (13)
                                                 -------------       -------------    ---------------

   Total                                                   257              (7,503)            (7,246)
                                                 -------------       -------------    ---------------
Increase in net
   interest income                               $         193       $       1,016    $         1,209
                                                  ============        ============     ==============


PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended March 31, 2002 and 2001, was $2.361 and $1.853 million, respectively. The primary reason for additional provision is the increase in the non-performing loans from March 31, 2001 to 2002.

NON-INTEREST INCOME
-------------------

     Total non-interest income was $8.4 million for the three-month period ended March 31, 2002, compared to $8.1 million for the same period in 2001. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

     Table 5 shows non-interest income for the three-month periods ended March 31, 2002 and 2001, respectively, as well as changes in 2002 from 2001.

Table 5:   Non-Interest Income



                                                      Period Ended March 31                   2002
                                                      ---------------------               Change from
(In thousands)                                          2002         2001                     2001
---------------------------------------------------------------------------------------------------------
Trust income                                       $     1,390    $     1,407        $    (17)     -1.21%
Service charges on deposit accounts                      2,238          2,101             137       6.52
Other service charges and fees                             411            468             (57)    -12.18
Income on sale of mortgage loans,
   net of commissions                                      811            624             187      29.97
Income on investment banking,
   net of commissions                                      266            222              44      19.82
Credit card fees                                         2,338          2,456            (118)     -4.80
Other income                                               918            815             103      12.64
                                                   -----------    -----------        --------
       Total non-interest income                   $     8,372    $     8,093        $    279       3.45%
                                                    ==========     ==========         =======

     Recurring fee income for the three-month period ended March 31, 2002, was $6.4 million, which is virtually unchanged from the three-month period ended March 31, 2001. For the three-month period ended March 31, 2002, service charges on deposit accounts increased $137,000 and credit card fees decreased $118,000 from the March 31, 2001, level. The decrease in credit card fees for 2002 is the result of a decline in the number of accounts in the credit card portfolio (March 31, 2001 to March 31, 2002). The increase in service charges on deposit accounts for 2002 is primarily the result of internal deposit growth and an improved fee structure

     During the three-month period ended March 31, 2002, income on the sale of mortgage loans increased $187,000 from the same period during 2001. This increase was the result of a higher mortgage origination volume for the first quarter 2002 compared to the first quarter of 2001. This growth in volume is result of the lower interest rate environment.

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

     Non-interest expense for the three-month period ended March 31, 2002, was $17.0 million, an increase of $212,000 or 1.26%, from the same period in 2001. The increase in non-interest expense during the first three months of 2002, compared  to the  first  three  months  of 2001 is  primarily  derived  from the
$947,000  increase  in salary  and  employee  benefits  offset  by the  $757,000 decrease in amortization of intangibles. The salary and employee benefits increase is associated with normal salary adjustments, increased cost of health insurance, the addition of two new financial centers in Little Rock and a change in the Company's vacation policy. The vacation policy change created a special non-cash expense of $189,000 during the first quarter of 2002. The decrease in the amortization of intangibles was due to the Company adopting the Financial Accounting Standards Board SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. The new rule eliminated most of the Company's goodwill amortization.

     Table 6 below shows non-interest expense for the periods ended March 31, 2002 and 2001, respectively, as well as changes to the first three months of 2002 from first three months of 2001, respectively.

Table 6:   Non-Interest Expense



                                                Period Ended March 31                         2002
                                                ---------------------                     Change from
(In thousands)                                   2002           2001                          2001
---------------------------------------------------------------------------------------------------------
Salaries and employee benefits              $        9,950    $       9,003       $      947       10.52%
Occupancy expense, net                               1,126            1,166              (40)      -3.43
Furniture and equipment expense                      1,292            1,336              (44)      -3.29
Loss on foreclosed assets                               43               75              (32)     -42.67
Other operating expenses
   Professional services                               480              423               57       13.48
   Postage                                             504              510               (6)      -1.18
   Telephone                                           377              380               (3)      -0.79
   Credit card expenses                                422              424               (2)      -0.47
   Operating supplies                                  398              403               (5)      -1.24
   FDIC insurance                                       78               76                2        2.63
   Amortization of intangibles                          28              785             (757)     -96.43
   Other expense                                     2,331            2,236               95        4.25
                                            --------------    -------------       ----------
       Total non-interest expense           $       17,029    $      16,817       $      212        1.26%
                                             =============     ============        =========

LOAN PORTFOLIO
--------------

     The Company's loan portfolio averaged $1.240 billion and $1.288 billion during the first three months of 2002 and 2001, respectively. As of March 31, 2002, total loans were $1.229 billion, compared to $1.259 billion on December 31, 2001. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

     Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $436.7 million at March 31, 2002, or 35.5% of total loans, compared to $450.7 million, or 35.8% of total loans at December 31, 2001. The consumer loan decrease from December 31, 2001 to March 31, 2002 is the result of the Company's lower credit card portfolio and indirect lending, which was offset by an increase in student loans. The credit card portfolio decrease was primarily the result of seasonality in the Company's portfolio for that product combined with a decline in the number of cardholder accounts. The decline in indirect consumer loans was the result of zero percent car manufacturer incentives and a planned reduction by the Company of that product based on the risk-reward relationship. The increase in student loans was a result of greater demand for that product.

     Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $563.6 million at March 31, 2002, or 45.9% of total loans, which is comparable to the $571.3 million, or 45.4% of total loans at December 31, 2001.

     Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $213.3 million at March 31, 2002, or 17.4% of total loans, compared to $220.3 million, or 17.5% of total loans at December 31, 2001. The commercial loan decrease from December 31, 2001 to March 31, 2002, is primarily the result of the Company's seasonality of agricultural lending.

     The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:   Loan Portfolio


                                                              March 31,         December 31,
(In thousands)                                                  2002                2001
--------------------------------------------------------------------------------------------
Consumer
   Credit cards                                           $     181,867      $     196,710
   Student loans                                                 84,186             74,860
   Other consumer                                               170,649            179,138
Real Estate
   Construction                                                  80,120             83,628
   Single family residential                                    223,146            224,122
   Other commercial                                             260,346            263,539
Commercial
   Commercial                                                   151,436            153,617
   Agricultural                                                  54,234             60,794
   Financial institutions                                         7,600              5,861
Other                                                            15,007             16,515
                                                          -------------      -------------

      Total loans                                         $   1,228,591      $   1,258,784
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

     At March 31, 2002, impaired loans were $20.6 million compared to $21.0 million at December 31, 2001. The decrease in impaired loans from December 31, 2001, primarily relates to the $485,000 reduction of non-performing loans. Management has evaluated the underlying collateral on each loan and has allocated specific reserves in order to absorb any potential loss if the collateral were ultimately foreclosed.

     Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8:   Non-performing Assets


                                                      March 31,             December 31,
 (In thousands)                                         2002                    2001
----------------------------------------------------------------------------------------
Nonaccrual loans                                 $      11,194             $      11,956
Loans past due 90 days or more
  (principal or interest payments)                       3,268                     2,991
                                                 -------------             -------------

     Total non-performing loans                         14,462                    14,947
                                                 -------------             -------------

Other non-performing assets
  Foreclosed assets held for sale                        2,182                     1,084
  Other non-performing assets                              492                       631
                                                 -------------             -------------
      Total other non-performing assets                  2,674                     1,715
                                                 -------------             -------------

          Total non-performing assets            $      17,136             $      16,662
                                                  ============              ============

Allowance for loan losses to
  non-performing loans                                 139.34%                   137.12%
Non-performing loans to total loans                      1.18%                     1.19%
Non-performing assets to total assets                    0.87%                     0.83%




     Approximately $219,000 and $223,000 of interest income would have been recorded for the three-month periods ended March 31, 2002 and 2001, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the three-month periods ended March 31, 2002 and 2001.

ALLOWANCE FOR LOAN LOSSES
-------------------------

     An analysis of the allowance for loan losses is shown in Table 9.

Table 9:   Allowance for Loan Losses



(In thousands)                                                2002                    2001
-----------------------------------------------------------------------------------------------
Balance, beginning of year                             $         20,496         $        21,157
                                                        ---------------          --------------

Loans charged off
   Credit card                                                    1,191                     965
   Other consumer                                                   677                     617
   Real estate                                                      444                     209
   Commercial                                                       953                     271
                                                       ----------------         ---------------
         Total loans charged off                                  3,265                   2,062
                                                       ----------------         ---------------

Recoveries of loans previously charged off
   Credit card                                                      129                     131
   Other consumer                                                   233                     192
   Real estate                                                       82                      63
   Commercial                                                       116                      34
                                                       ----------------         ---------------
         Total recoveries                                           560                     420
                                                       ----------------         ---------------
   Net loans charged off                                          2,705                   1,642
Provision for loan losses                                         2,361                   1,853
                                                       ----------------         ---------------
Balance, March 31                                      $         20,152         $        21,368
                                                        ===============          --------------

Loans charged off
   Credit card                                                                            3,466
   Other consumer                                                                         2,446
   Real estate                                                                            1,169
   Commercial                                                                             3,205
                                                                                ---------------
         Total loans charged off                                                         10,286
                                                                                ---------------

Recoveries of loans previously charged off
   Credit card                                                                              384
   Other consumer                                                                           476
   Real estate                                                                               83
   Commercial                                                                               366
                                                                                ---------------
         Total recoveries                                                                 1,309
                                                                                ---------------
   Net loans charged off                                                                  8,977
Provision for loan losses                                                                 8,105
                                                                                ---------------
Balance, end of year                                                            $        20,496
                                                                                 ==============

     The amount of provision to the allowance during the three-month periods ended March 31, 2002 and 2001, and for the year ended 2001 was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

DEPOSITS
--------

     Deposits are the Company's primary source of funding for earning assets. The Company offers a variety of products designed to attract and retain customers, with the primary focus on core deposits.

     Total deposits as of March 31, 2002, were $1.632 billion, compared to $1.686 billion on December 31, 2001. The decrease in deposits from December 31, 2001 to March 31, 2002, is primarily attributable to a decrease in certificates of deposit. As of March 31, 2002, time deposits were $871.7 million, a decrease of $49.6 million over the $921.3 million reported as of December 31, 2001. The decrease in certificates of deposits was the result of a first quarter 2002 strategic decision made by the Company, which allowed those deposits to decrease in the same relationship as the decrease in loan portfolio.

CAPITAL
-------

     At March 31, 2002, total capital reached $184.8 million. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At March 31, 2002, the Company's equity to asset ratio was 9.4% compared to 9.0% at year-end 2001.

     The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At March 31, 2002, the leverage ratio and the Tier 1 capital ratio was 8.5% and 13.3%, respectively, while the Company's total risk-based capital ratio was 14.6%, all of which exceed the capital minimums established in the risk-based capital requirements.

     The Company's risk-based capital ratios at March 31, 2002 and December 31, 2001, are presented in table 10.

Table 10:   Risk-Based Capital


                                                                             March 31,      December 31,
(In thousands)                                                                 2002             2001
--------------------------------------------------------------------------------------------------------
Tier 1 capital
   Stockholders' equity                                                $      184,783   $      182,363
   Trust preferred securities                                                  17,250           17,250
   Intangible assets                                                          (32,265)         (32,186)
   Unrealized gain on available-
     for-sale securities                                                         (538)          (1,479)
   Other                                                                         (873)            (881)
                                                                       ---------------  ---------------

              Total Tier 1 capital                                            168,357          165,067
                                                                       --------------   --------------

Tier 2 capital
   Qualifying unrealized gain on
     available-for-sale equity securities                                         403              370
   Qualifying allowance for loan losses                                        15,873           16,209
                                                                       --------------   --------------

              Total Tier 2 capital                                             16,276           16,579
                                                                       --------------   --------------

              Total risk-based capital                                 $      184,633   $      181,646
                                                                        =============    =============

Risk weighted assets                                                   $    1,265,544   $    1,292,798
                                                                        =============    =============

Assets for leverage ratio                                              $    1,977,586   $    1,996,383
                                                                        =============    =============

Ratios at end of year
     Leverage ratio                                                             8.51%            8.27%
     Tier 1 capital                                                            13.30%           12.77%
     Total risk-based capital                                                  14.59%           14.05%

Minimum guidelines
     Leverage ratio                                                             4.00%            4.00%
     Tier 1 capital                                                             4.00%            4.00%
     Total risk-based capital                                                   8.00%            8.00%


FORWARD-LOOKING STATEMENTS
--------------------------

     Statements in this report that are not historical facts should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, economic conditions, credit quality, interest rates, loan demand and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. Additional information on factors that might affect the Company's financial results is included in its annual report for 2001 (Form 10-K) filed with the Securities and Exchange Commission.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                    BKD, LLP

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2002, and the related consolidated statements of income for the three-month periods ended March 31, 2002 and 2001 and cash flows and changes in stockholders' equity for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated February 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 /s/ BKD, LLP
                                                 BKD, LLP


Pine Bluff, Arkansas
May 8, 2002

Part II:   Other Information

Item 2.   Changes in Securities.

     Recent Sales of Unregistered Securities. The following transactions are sales of unregistered shares of Class A Common Stock of the Company which were issued to executive and senior management officers upon the exercise of rights granted under (i) the Simmons First National Corporation Incentive and Non-qualified Stock Option Plan (ii) the Simmons First National Corporation Executive Stock Incentive Plan, or (iii) the Simmons First National Corporation Executive Stock Incentive Plan - 2001. No underwriters were involved and no underwriter's discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash or exchanged shares of the Company's Class A Common Stock as the consideration for the transactions.



                                                  Number
Identity(1)     Date of Sale                    of Shares             Price(2)        Type of Transaction
-----------------------------------------------------------------------------------------------------------
2 Officers     January, 2002                     2,100                15.8333        Incentive Stock Option
6 Officers     February, 2002                    2,100                15.8333        Incentive Stock Option
1 Officer      March, 2002                         200                21.1250        Incentive Stock Option
1 Officer      March, 2002                         300                24.4375        Incentive Stock Option
1 Officer      March, 2002                         600                25.6667        Incentive Stock Option

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



Item 6.  Reports on Form 8-K

     The registrant filed Form 8-K on January 17, 2002. The report contained the text of a press release issued by the registrant concerning the announcement of 2001 earnings.

     The registrant filed Form 8-K on March 1, 2002. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

     The registrant filed Form 8-K on March 8, 2002. The report contained the text of a press release issued by the registrant concerning the purchase of a banking office in Monticello, Arkansas.

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



Date:    May 8, 2002                 /s/ J. Thomas May
     ------------------              ---------------------------------------
                                     J. Thomas May,  Chairman,
                                     President and  Chief Executive Officer



Date:    May 8, 2002                 /s/ Barry L. Crow
     ------------------              ---------------------------------------
                                     Barry L. Crow, Executive Vice President
                                     and Chief Financial Officer