Form 10-Q
period 2002-06-30
SIMMONS FIRST NATIONAL CORP
filed 2002-08-09
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 2002                    Commission File Number 06253
                   -------------                                           -----


                       SIMMONS FIRST NATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Arkansas                                           71-0407808
--------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)


501 Main Street   Pine Bluff, Arkansas                         71601
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          870-541-1000
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


                                 YES  X     NO
                                    -----      -----

Indicate the number of shares outstanding of each of issuer's classes of common stock.

                       Class A, Common           7,062,120
                       Class B, Common           None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX


                                                                        Page No.

Part I:     Summarized Financial Information

                Consolidated Balance Sheets --
                        June 30, 2002 and December 31, 2001                  3-4

                Consolidated Statements of Income --
                        Three months and six months ended
                        June 30, 2002 and 2001                                 5

                Consolidated Statements of Cash Flows --
                        Six months ended June 30, 2002 and 2001                6

                Consolidated Statements of Changes in Stockholders' Equity
                        Six months ended June 30, 2002 and 2001                7

                Condensed Notes to Consolidated Financial Statements        8-18

                Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                19-32

                Review by Independent Certified Public Accountants            33

Part II:    Other    Information                                           34-36

Part I:  Summarized Financial Information


                                                Simmons First National Corporation
                                                    Consolidated Balance Sheets
                                                June 30, 2002 and December 31, 2001


                                                             ASSETS


                                                                                             June 30,        December 31,
(In thousands, except share data)                                                              2002              2001
---------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash and non-interest bearing balances due from banks                                       $    63,416   $    81,785
Interest bearing balances due from banks                                                         31,557        55,356
Federal funds sold and securities purchased
   under agreements to resell                                                                    67,880        57,700
                                                                                            -----------   -----------
     Cash and cash equivalents                                                                  162,853       194,841

Investment securities                                                                           419,700       447,305
Mortgage loans held for sale                                                                     10,440        24,971
Assets held in trading accounts                                                                  14,140           896
Loans                                                                                         1,247,625     1,258,784
   Allowance for loan losses                                                                    (20,608)      (20,496)
                                                                                            -----------   -----------
     Net loans                                                                                1,227,017     1,238,288

Premises and equipment                                                                           45,192        45,537
Foreclosed assets held for sale, net                                                              2,394         1,084
Interest receivable                                                                              14,528        15,764
Goodwill                                                                                         31,739        31,739
Core deposits and other intangible assets, net                                                      499           554
Other assets                                                                                     16,159        15,939
                                                                                            -----------   -----------

         TOTAL ASSETS                                                                       $ 1,944,661   $ 2,016,918
                                                                                             ==========    ==========


See Condensed Notes to Consolidated Financial Statements.

                                                Simmons First National Corporation
                                                   Consolidated Balance Sheets
                                               June 30, 2002 and December 31, 2001


                                               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             June 30,        December 31,
(In thousands, except share data)                                                              2002              2001
---------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
LIABILITIES
Non-interest bearing transaction accounts                                                   $   229,091   $   247,235
Interest bearing transaction accounts and savings deposits                                      535,680       517,856
Time deposits                                                                                   852,052       921,313
                                                                                            -----------   -----------
     Total deposits                                                                           1,616,823     1,686,404
Federal funds purchased and securities sold
   under agreements to repurchase                                                                68,947        86,635
Short-term debt                                                                                   5,003         3,801
Long-term debt                                                                                   49,570        42,150
Accrued interest and other liabilities                                                           15,395        15,565
                                                                                            -----------   -----------
     Total liabilities                                                                        1,755,738     1,834,555
                                                                                            -----------   -----------

STOCKHOLDERS' EQUITY
Capital stock
   Class A, common, par value $1 a share, authorized 30,000,000 shares,
   7,062,120 issued and outstanding at 2002 and 7,087,185 at 2001                                 7,062         7,087
Surplus                                                                                          44,384        45,278
Undivided profits                                                                               135,838       128,519
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities,
     net of income taxes of $1,098 in 2002 and $887 in 2001                                       1,639         1,479
                                                                                            -----------   -----------

   Total stockholders' equity                                                                   188,923       182,363
                                                                                            -----------   -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 1,944,661   $ 2,016,918
                                                                                             ==========    ==========

See Condensed Notes to Consolidated Financial Statements.

                                                Simmons First National Corporation
                                                Consolidated Statements of Income
                                    Three Months and Six Months Ended June 30, 2002 and 2001


                                                                           Three Months Ended           Six Months Ended
                                                                                June 30,                    June 30,
(In thousands, except per share data)                                      2002          2001           2002         2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)                 (Unaudited)
INTEREST INCOME
   Loans                                                                $  23,668    $  28,368      $  47,774     $ 57,529
   Federal funds sold and securities purchased
     under agreements to resell                                               264          504            592        1,143
   Investment securities                                                    4,858        5,261          9,781       10,961
   Mortgage loans held for sale, net of unrealized gains (losses)             185          267            418          439
   Assets held in trading accounts                                             18            2             20            9
   Interest bearing balances due from banks                                   150          354            431          689
                                                                        ---------    ---------      ---------     --------
         TOTAL INTEREST INCOME                                             29,143       34,756         59,016       70,770
                                                                        ---------    ---------      ---------     --------

INTEREST EXPENSE
   Deposits                                                                 8,946       16,284         19,514       33,362
   Federal funds purchased and securities sold
     under agreements to repurchase                                           316          690            713        1,747
   Short-term debt                                                             12           76             53          180
   Long-term debt                                                             818          840          1,624        1,659
                                                                        ---------    ---------      ---------     --------
         TOTAL INTEREST EXPENSE                                            10,092       17,890         21,904       36,948
                                                                        ---------    ---------      ---------     --------

NET INTEREST INCOME                                                        19,051       16,866         37,112       33,822
   Provision for loan losses                                                2,436        1,967          4,797        3,820
                                                                        ---------    ---------      ---------     --------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                         16,615       14,899         32,315       30,002
                                                                        ---------    ---------      ---------     --------

NON-INTEREST INCOME
   Trust income                                                             1,205        1,249          2,595        2,656
   Service charges on deposit accounts                                      2,543        2,307          4,781        4,408
   Other service charges and fees                                             365          396            776          864
   Income on sale of mortgage loans, net of commissions                       738          813          1,549        1,437
   Income on investment banking, net of commissions                           248          220            514          442
   Credit card fees                                                         2,550        2,666          4,888        5,122
   Other income                                                               886          660          1,804        1,475
   Gain on sale of securities, net                                             --           --             --           --
                                                                        ---------    ---------      ---------     --------

         TOTAL NON-INTEREST INCOME                                          8,535        8,311         16,907       16,404
                                                                        ---------    ---------      ---------     --------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                           9,840        8,902         19,790       17,905
   Occupancy expense, net                                                   1,155        1,094          2,281        2,260
   Furniture and equipment expense                                          1,310        1,338          2,602        2,674
   Loss on foreclosed assets                                                   40           87             83          162
   Other operating expenses                                                 4,504        5,425          9,122       10,662
                                                                        ---------    ---------      ---------     --------
         TOTAL NON-INTEREST EXPENSE                                        16,849       16,846         33,878       33,663
                                                                        ---------    ---------      ---------     --------
INCOME BEFORE INCOME TAXES                                                  8,301        6,364         15,344       12,743
   Provision for income taxes                                               2,596        1,877          4,698        3,702
                                                                        ---------    ---------      ---------     --------

NET INCOME                                                              $   5,705    $   4,487      $  10,646     $  9,041
                                                                         ========     ========       ========      =======
BASIC EARNINGS PER SHARE                                                $    0.80    $    0.63      $    1.50     $   1.27
                                                                         ========     ========       ========      =======
DILUTED EARNINGS PER SHARE                                              $    0.79    $    0.63      $    1.48     $   1.27
                                                                         ========     ========       ========      =======


See Condensed Notes to Consolidated Financial Statements.

                                               Simmons First National Corporation
                                             Consolidated Statements of Cash Flows
                                            Six Months Ended June 30, 2002 and 2001



                                                                                     June 30,         June 30,
(In thousands)                                                                         2002             2001
-------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                       $   10,646      $     9,041
   Items not requiring (providing) cash
     Depreciation and amortization                                                       2,338            3,825
     Provision for loan losses                                                           4,797            3,820
     Net accretion of investment securities                                               (218)            (659)
     Deferred income taxes                                                                (522)            (203)
     Provision for foreclosed assets                                                        25              130
   Changes in
     Interest receivable                                                                 1,236            1,630
     Mortgage loans held for sale                                                       14,531          (12,523)
     Assets held in trading accounts                                                   (13,244)             965
     Other assets                                                                         (113)             517
     Accrued interest and other liabilities                                                336             (666)
     Income taxes payable                                                                   16             (455)
                                                                                    ----------      -----------
         Net cash provided by operating activities                                      19,828            5,422
                                                                                    ----------      -----------

INVESTING ACTIVITIES
   Net repayment (originations) of loans                                                 4,480           (8,086)
   Purchase of premises and equipment, net                                              (2,045)          (1,516)
   Proceeds from sale of foreclosed assets                                                 659              550
   Proceeds from maturities of available-for-sale securities                           252,670          139,985
   Purchases of available-for-sale securities                                         (188,940)         (94,125)
   Proceeds from maturities of held-to-maturity securities                              62,125           58,896
   Purchases of held-to-maturity securities                                            (97,872)         (86,504)
                                                                                    ----------      -----------
         Net cash provided by investing activities                                      31,077            9,200
                                                                                    ----------      -----------

FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                                 (69,581)          25,472
   Net proceeds of short-term debt                                                       1,202            6,134
   Dividends paid                                                                       (3,327)          (3,049)
   Proceeds from issuance of long-term debt                                              7,860            4,085
   Repayments of long-term debt                                                           (440)          (1,275)
   Net (decrease) increase in federal funds purchased and securities
     sold under agreements to repurchase                                               (17,688)          27,740
   Repurchase of common stock, net                                                        (919)          (2,126)
                                                                                    ----------      -----------
         Net cash (used in) provided by financing activities                           (82,893)          56,981
                                                                                    ----------      -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (31,988)          71,603
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                   194,841          111,135
                                                                                    ----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  162,853      $   182,738
                                                                                     =========       ==========


See Condensed Notes to Consolidated Financial Statements.

                                                  Simmons First National Corporation
                                     Consolidated Statements of Changes in Stockholders' Equity
                                               Six Months Ended June 30, 2002 and 2001


                                                                                Accumulated
                                                                                   Other
                                                        Common                  Comprehensive   Undivided
(In thousands, except share data)                        Stock      Surplus        Income        Profits       Total
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                            $   7,181   $  47,964      $       (34)   $ 118,232   $  173,343
   Comprehensive income
      Net income                                             --          --               --        9,041        9,041
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $812                                 --          --            1,354           --        1,354
                                                                                                            ----------
   Comprehensive income                                                                                         10,395
   Exercise of stock options - 45,900 shares                 46         844               --           --          890
   Securities exchanged under stock option plan              (5)       (137)              --           --         (142)
   Repurchase of common stock - 120,955 shares             (121)     (2,753)              --           --       (2,874)
   Cash dividends declared - $0.43 per share                 --          --               --       (3,049)      (3,049)
                                                      ---------   ---------      -----------    ---------   ----------

Balance, June 30, 2001                                    7,101      45,918            1,320      124,224      178,563
   Comprehensive income
      Net income                                             --          --               --        7,487        7,487
      Change in unrealized appreciation on
        available-for-sale securities, net of
        income taxes of $96                                  --          --              159           --          159
                                                                                                            ----------
   Comprehensive income                                                                                          7,646
   Exercise of stock options - 16,800 shares                 17          351              --           --          368
   Securities exchanged under stock option plan              (8)        (254)             --           --         (262)
   Repurchase of common stock - 23,000 shares               (23)        (737)             --           --         (760)
   Cash dividends declared - $0.45 per share                 --           --              --       (3,192)      (3,192)
                                                      ---------   ----------     -----------    ----------  -----------

Balance, December 31, 2001                                7,087       45,278           1,479       128,519      182,363
   Comprehensive income
      Net income                                             --           --              --        10,646       10,646
      Change in unrealized appreciation on
        available-for-sale securities, net of
        income taxes of $211                                 --           --             160            --          160
                                                                                                            -----------
   Comprehensive income                                                                                          10,806
   Exercise of stock options - 7,200 shares                   7          130              --            --          137
   Securities exchanged under stock option plan              (2)         (74)             --            --          (76)
   Repurchase of common stock - 30,000 shares               (30)        (950)             --            --         (980)
   Cash dividends declared - $0.47 per share                 --           --              --        (3,327)      (3,327)
                                                      ---------   ----------     -----------    ----------  -----------

Balance, June 30, 2002                                $   7,062   $   44,384     $     1,639    $ 135,838   $   188,923
                                                       ========    =========      ==========     ========    ==========


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

     The computation of per share earnings for the six months ended June 30, 2002 and 2001 is as follows:



(In thousands, except per share data)                                                  2002              2001
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                           $  10,646         $  9,041
                                                                                     ---------         --------

Average common shares outstanding                                                        7,077            7,104
Average common share stock options outstanding                                             111               29
                                                                                     ---------         --------
Average diluted common shares                                                            7,188            7,133
                                                                                     ---------         --------

Basic earnings per share                                                             $    1.50         $   1.27
                                                                                      ========          =======
Diluted earnings per share                                                           $    1.48         $   1.27
                                                                                      ========          =======

NOTE 2:         ACQUISITIONS

     On July 19, 2002, the Company expanded its coverage of South Arkansas with the purchase of the Monticello location from HEARTLAND Community Bank. Simmons First Bank of South Arkansas, a wholly owned subsidiary of the Company, acquired the Monticello office. As of July 19, 2002, the new location had total loans of $8 million and total deposits of $13 million.

NOTE 3:         INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

                                           June 30,                                  December 31,
                                             2002                                       2001
                        --------------------------------------------- -----------------------------------------
                                      Gross       Gross    Estimated               Gross      Gross   Estimated
                         Amortized Unrealized  Unrealized    Fair     Amortized Unrealized Unrealized   Fair
(In thousands)             Cost       Gains     (Losses)     Value      Cost       Gains    (Losses)    Value
---------------------------------------------------------------------------------------------------------------
Held-to-Maturity
----------------
U.S. Treasury           $   29,483   $ 1,187   $ (412) $   30,258    $   27,528   $   826  $    --   $   28,354
U.S. Government
  agencies                  70,479       730      (77)     71,132        36,992       451     (108)      37,335
Mortgage-backed
  securities                 5,355        98       --       5,453         6,681       105       --        6,786
State and political
  subdivisions             121,719     3,356      (27)    125,048       119,824     2,255     (152)     121,927
Other securities               100        --       --         100           100        --       --          100
                        ----------   -------   ------  ----------    ----------   -------  -------   ----------
                        $  227,136   $ 5,371   $ (516) $  231,991    $  191,125   $ 3,637  $  (260)  $  194,502
                         =========    ======    =====   =========     =========    ======   ======    =========
Available-for-Sale
------------------
U.S. Treasury           $   12,822   $   362   $  (81) $   13,103    $   18,071   $   349  $   (12)  $   18,408
U.S. Government
  agencies                 153,648     1,662     (176)    155,134       214,190     1,792     (492)     215,490
Mortgage-backed
  securities                 5,696        55      (27)      5,724         6,975        69      (40)       7,004
State and political
  subdivisions               4,979       291       --       5,270         5,194       205       --        5,399
Other securities            12,491       842       --      13,333         9,056       823       --        9,879
                        ----------   -------   ------  ----------    ----------   -------  -------   ----------
                        $  189,636   $ 3,212   $ (284) $  192,564    $  253,486   $ 3,238  $  (544)  $  256,180
                         =========    ======    =====   =========     =========    ======   ======    =========


     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $281,867,000 at June 30, 2002 and $290,915,000 at December 31, 2001.

     The book value of securities sold under agreements to repurchase amounted to $35,792,000 and $35,990,000 for June 30, 2002 and December 31, 2001,
respectively.

     Income earned on securities for the six months ended June 30, 2002 and 2001, is as follows:


(In thousands)                                                                         2002              2001
-------------------------------------------------------------------------------------------------------------------
Taxable
  Held-to-maturity                                                                   $   2,112         $  2,768
  Available-for-sale                                                                     4,899            5,367

Non-taxable
  Held-to-maturity                                                                       2,633            2,646
  Available-for-sale                                                                       137              180
                                                                                     ---------         --------

         Total                                                                       $   9,781         $ 10,961
                                                                                      ========          =======



     Maturities of investment securities at June 30, 2002 are as follows:

                                                Held-to-Maturity           Available-for-Sale
                                            --------------------------  -------------------------
                                               Amortized      Fair          Amortized      Fair
(In thousands)                                   Cost         Value           Cost         Value
-------------------------------------------------------------------------------------------------
One year or less                            $    41,254   $    42,146   $    42,006    $   42,282
After one through five years                    135,211       137,331       127,072       128,662
After five through ten years                     42,242        43,824         4,092         4,282
After ten years                                   8,329         8,590         3,975         4,005
Other securities                                    100           100        12,491        13,333
                                            -----------   -----------   -----------    ----------
         Total                              $   227,136   $   231,991   $   189,636    $  192,564
                                             ==========    ==========    ==========     =========


     There were no gross realized gains or losses as of June 30, 2002 and 2001.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:         LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:


                                                                               June 30,        December 31,
(In thousands)                                                                   2002             2001
--------------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                            $     179,682     $    196,710
   Student loans                                                                  79,883           74,860
   Other consumer                                                                162,554          179,138
Real estate
   Construction                                                                   74,968           83,628
   Single family residential                                                     226,900          224,122
   Other commercial                                                              266,995          263,539
Commercial
   Commercial                                                                    158,167          153,617
   Agricultural                                                                   75,441           60,794
   Financial institutions                                                          7,692            5,861
Other                                                                             15,343           16,515
                                                                           -------------     ------------
Total loans before allowance for loan losses                               $   1,247,625     $  1,258,784
                                                                            ============      ===========


     During the first six months of 2002, foreclosed assets held for sale increased $1,310,000 to $2,394,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans of the Company at June 30, 2002, were $484,000, $11,858,000 and $1,944,000, respectively, bringing the total of non-performing assets to $16,680,000.

     Transactions in the allowance for loan losses are as follows:


                                                                                     June 30,        December 31,
(In thousands)                                                                         2002              2001
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                            $ 20,496         $ 21,157
Additions
   Provision charged to expense                                                          4,797            3,820
                                                                                      --------         --------
                                                                                        25,293           24,977
Deductions
   Losses charged to allowance, net of recoveries
     of $1,208 and $866 for the first six months of
     2002 and 2001, respectively                                                         4,685            3,756
                                                                                      --------         --------

Balance, June 30                                                                      $ 20,608         $ 21,221
                                                                                       =======         --------

Additions
   Provision charged to expense                                                                           6,138
                                                                                                       --------
                                                                                                         27,359
Deductions
   Losses charged to allowance, net of recoveries
     of $863 for the last six months of 2001                                                              6,863
                                                                                                       --------

Balance, end of year                                                                                   $ 20,496
                                                                                                        =======



     At June 30, 2002 and December 31, 2001, impaired loans totaled $17,219,000 and $21,012,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at June 30, 2002, were $3,308,000 and $4,093,000 at December 31, 2001.

     Approximately $283,000 and $476,000 of interest income was recognized on average impaired loans of $19,610,000 and $21,030,000 as of June 30, 2002 and 2001, respectively. Interest recognized on impaired loans on a cash basis during the first six months of 2002 and 2001 was immaterial.

NOTE 5:         GOODWILL AND OTHER INTANGIBLES

     Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles, requires transitional disclosures regarding the change in amortization and other treatment of goodwill and intangible assets for the three and six month periods ended June 30, 2001, as follows:

                                                                 June 30, 2001
                                                  ------------------------------------------
                                                        Three                      Six
                                                       Months                    Months
                                                        Ended                     Ended
                                                  ------------------------------------------
Reported net income                                  $   4,487                  $  9,041
       Add back:  Goodwill amortization                    701                     1,458
       Subtract:    Income taxes                          (247)                     (509)
                                                     ---------                  --------

Adjusted net income                                  $   4,941                  $  9,990
                                                      ========                   =======



     Goodwill is annually tested for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

     The carrying basis and accumulated amortization of recognized intangible assets at June 30, 2002 and December 31, 2001, were:



                                                 June 30, 2002                             December 31, 2001
                                 ----------------------------------------  ------------------------------------------
                                       Gross                                    Gross
                                     Carrying     Accumulated                 Carrying     Accumulated
(In thousands)                        Amount     Amortization       Net        Amount     Amortization       Net
---------------------------------------------------------------------------------------------------------------------
Core deposits                       $    820       $     374    $     446    $    820        $   346     $   474
Other intangible assets                  938             885           53         938            858          80
                                    --------       ---------    ---------    --------        -------     -------

   Total                            $  1,758       $   1,259    $     499    $  1,758        $ 1,204     $   554
                                     =======        ========     ========     =======         ======      ======


     Amortization expense for the six-month periods ended June 30, 2002 and 2001 was $55,000. Excluding the acquisition completed on July 19, 2002, estimated amortization expense for each of the following five years is: 2002 - $113,000; 2003 - $69,000; 2004 - $64,000; 2005 - $64,000 and 2006 - $57,000.

NOTE 6:         TIME DEPOSITS

     Time deposits include approximately $328,698,000 and $341,085,000 of certificates of deposit of $100,000 or more at June 30, 2002 and December 31, 2001, respectively.

NOTE 7:         INCOME TAXES


     The provision for income taxes is comprised of the following components:


                                                                      June 30,               June 30,
(In thousands)                                                          2002                   2001
-------------------------------------------------------------------------------------------------------
Income taxes currently payable                                    $        5,220         $        3,905
Deferred income taxes                                                       (522)                  (203)
                                                                  --------------         --------------
Provision for income taxes                                        $        4,698         $        3,702
                                                                   =============          =============


     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:


                                                                        June 30,         December 31,
(In thousands)                                                           2002                2001
-------------------------------------------------------------------------------------------------------
Deferred tax assets
   Allowance for loan losses                                    $          6,916       $          6,611
   Valuation of foreclosed assets                                            112                    113
   Deferred compensation payable                                             587                    631
   Deferred loan fee income                                                  277                    277
   Vacation compensation                                                     563                    496
   Mortgage servicing reserve                                                363                    365
   Loan interest                                                             139                    139
   Other                                                                     227                    189
                                                                ----------------       ----------------
Total deferred tax assets                                                  9,184                  8,821
                                                                ----------------       ----------------

Deferred tax liabilities
   Accumulated depreciation                                               (1,349)                (1,534)
   Available-for-sale securities                                          (1,098)                  (887)
   FHLB stock dividends                                                     (723)                  (697)
   Other                                                                    (202)                  (202)
                                                                ----------------       ----------------
      Total deferred tax liabilities                                      (3,372)                (3,320)
                                                                ----------------       ----------------
Net deferred tax assets included in other
      assets on balance sheets                                  $          5,812       $          5,501
                                                                 ===============        ===============


     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:


                                                                    June 30,               June 30,
(In thousands)                                                        2002                   2001
-------------------------------------------------------------------------------------------------------
Computed at the statutory rate (35%)                            $          5,370       $          4,460

Increase (decrease) resulting from:
   Tax exempt income                                                      (1,113)                (1,104)
   Other differences, net                                                    441                    346
                                                                ----------------       ----------------

Actual tax provision                                            $          4,698       $          3,702
                                                                 ===============        ===============


NOTE 8:         LONG-TERM DEBT

     Long-term debt at June 30, 2002 and December 31, 2001, consisted of the following components,



                                                                    June 30,             December 31,
(In thousands)                                                        2002                   2001
-------------------------------------------------------------------------------------------------------
7.32% note due 2007, unsecured                                  $         12,000       $         12,000
1.02% to 8.41% FHLB advances due 2002 to 2021,
   secured by residential real estate loans                               20,320                 12,900
Trust preferred securities                                                17,250                 17,250
                                                                ----------------       ----------------

                                                                $         49,570       $         42,150
                                                                 ===============        ===============


     The Company owns a wholly owned grantor trust subsidiary (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the respective Trust and to invest the gross proceeds of such preferred securities into notes of the Company. The sole assets of the Trust are $17.8 million aggregate principal amount of the Company's 9.12% Subordinated Debenture Notes due 2027 which are currently redeemable. Trust preferred securities qualify as Tier 1 Capital for regulatory purposes.

     Aggregate annual maturities of long-term debt at June 30, 2002 are:



                                                                                            Annual
(In thousands)                                                              Year          Maturities
-------------------------------------------------------------------------------------------------------


                                                                            2002                  5,490
                                                                            2003                  3,529
                                                                            2004                  4,214
                                                                            2005                  4,267
                                                                            2006                  4,901
                                                                         Thereafter              27,169
                                                                                       ---------------

                                                                          Total        $         49,570
                                                                                        ===============


NOTE 9:         CONTINGENT LIABILITIES

     A number of legal proceedings exist in which the Company and/or its subsidiaries are either plaintiffs or defendants or both. Most of the lawsuits involve loan foreclosure activities. The various unrelated legal proceedings pending against the subsidiary banks in the aggregate are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 10:        NDIVIDED PROFITS

     The subsidiary banks are subject to a regulatory limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At June 30, 2002, the bank subsidiaries had approximately $12 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio and a 10% "total risk-based capital" ratio. As of June 30, 2002, each of the seven subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 14.90% at June 30, 2002.

NOTE 11:        STOCK OPTIONS AND RESTRICTED STOCK

     At June 30, 2002, the Company had stock options outstanding of 400,250 shares and stock options exercisable of 246,380 shares. During the first six months of 2002, there were 7,200 shares issued upon exercise of stock options and 6,500 additional stock options of the Company were granted. No additional shares of common stock of the Company were granted or issued as bonus shares of restricted stock, during the first six months of 2002.

NOTE 12:        ADDITIONAL CASH FLOW INFORMATION

                                                               Six Months Ended
                                                                    June 30,
(In thousands)                                              2002                  2001
----------------------------------------------------------------------------------------
Interest paid                                       $       23,638      $        37,420
Income taxes paid                                   $        5,204      $         4,360


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

NOTE 14:        COMMITMENTS AND CREDIT RISK

     The seven affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprises approximately 14.4% and 15.6% of the portfolio, as of June 30, 2002 and December 31, 2001, respectively.

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

     At June 30, 2002, the Company had outstanding commitments to extend credit aggregating approximately $232,019,000 and $272,254,000 for credit card commitments and other loan commitments, respectively. At December 31, 2001, the Company had outstanding commitments to extend credit aggregating approximately $230,783,000 and $203,808,000 for credit card commitments and other loan commitments, respectively.

     Letters  of  credit  are  conditional   commitments   issued  by  the  bank
subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The
Company had total outstanding letters of credit amounting to $2,152,000 and $4,218,000 at June 30, 2002 and December 31, 2001, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
--------

     Simmons First National Corporation recorded net income of $5,705,000, or $0.79 per diluted share for the quarter ended June 30, 2002. These earnings reflect an increase of $1,218,000 or $0.16 per share, when compared to last year's second quarter earnings of $4,487,000, or $0.63 per diluted share. The Company's annualized return on average assets and annualized return on average stockholders' equity for the three-month period ended June 30, 2002, was 1.18% and 12.17%, compared to 0.93% and 10.16%, respectively, for the same period in 2001.

     Earnings for the six-month period ended June 30, 2002 were $10,646,000, or $1.48 per diluted share. These earnings reflect an increase of $1,605,000, or $0.21 per share, when compared to the six-month period ended June 30, 2001 earnings of $9,041,000, or $1.27 per diluted share. Annualized return on average assets and annualized return on average stockholders' equity for the six-month period ended June 20, 2002, was 1.09% and 11.49%, compared to 0.95% and 10.36%, respectively, for the same period in 2001.

     Total assets for the Company at June 30, 2002, were $1.945 billion, a decrease of $72 million over the same figure at December 31, 2001. Stockholders' equity at the end of the second quarter of 2002 was $188.9 million, a $6.6 million, or 3.6%, increase from December 31, 2001. During the first six months of 2002 the Company repurchased 30,000 common shares of stock. This stock repurchase decreased stockholders' equity by $979,500.

     The allowance for loan losses as a percent of total loans equaled 1.65% at June 30, 2002, which is slightly improved from the 1.63% at June 30, 2001. As of June 30, 2002, non-performing loans equaled 1.11% of total loans compared to 1.19% as of year-end 2001. At June 30, 2002, the allowance for loan losses equaled 149% of non-performing loans compared to 137% at year-end 2001.

     Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company, with community banks in Pine Bluff, Jonesboro, Lake Village, Rogers, Russellville, Searcy and El Dorado, Arkansas. As of June 30, 2002, the Company's seven banks conducted financial operations from 64 offices in 33 communities throughout Arkansas.

ACQUISITIONS
------------

     On July 19, 2002, the Company expanded its coverage of South Arkansas with the purchase of the Monticello location from HEARTLAND Community Bank. Simmons First Bank of South Arkansas, a wholly owned subsidiary of the Company, acquired the Monticello office. As of July 19, 2002, the new location had total loans of $8 million and total deposits of $13 million.

STOCK REPURCHASE
----------------

     The Company has a stock repurchase program, which is authorized to repurchase up to 400,000 common shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercises, for payment of future stock dividends and for general corporate purposes.

     During the six-month period ended June 30, 2002, the Company repurchased 30,000 common shares of stock with a weighted average repurchase price of $32.65 per share. As of June 30, 2002, the Company has repurchased a total of 331,000 common shares of stock with a weighted average repurchase price of $23.71 per share.

NET INTEREST INCOME
-------------------

     Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain interest income to a fully taxable equivalent basis consists of dividing tax-exempt interest income by one minus the combined federal and state income tax rate (37.50% for June 30, 2002 and 2001).

     The second quarter of 2002 represents the second full quarter that the Company was able to fully utilize the changes in the Arkansas usury law made possible through the Gramm-Leach-Bliley Act, which was confirmed by the Eighth Circuit Court of Appeals in October 2001. This ability to reprice the loan portfolio, coupled with the ongoing repricing of the deposit base, has enabled the Company to achieve considerable improvement in both net interest income and net interest margin.

     For the three-month period ended June 30, 2002, net interest income on a fully taxable equivalent basis was $19.9 million, an increase of $2.2 million, or 12.7%, from the same period in 2001. The increase in net interest income was the result of a $5.6 million decrease in interest income and a $7.8 million decrease in interest expense. The decrease in interest income was the result of a lower yield earned on earning assets. The decrease in interest expense was the result of a lower cost of funds. The net interest margin improved 45 basis points to 4.45% for the three-month period ended June 30, 2002, when compared to 4.00% for the same period in 2001.

     For the six-month period ended June 30, 2002, net interest income on a fully taxable equivalent basis was $38.8 million, an increase of $3.4 million, or 9.7%, from the same period in 2001. The increase in net interest income was the result of an $11.6 million decrease in interest income and a $15.0 million decrease in interest expense. The decrease in interest income was the result of a lower yield earned on earning assets. The decrease in interest expense was the result of a lower cost of funds. The net interest margin improved 25 basis points to 4.29% for the six-month period ended June 30, 2002, when compared to 4.04% for the same period in 2001.

     Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2002 and 2001, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2002 versus June 30, 2001.

Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)


                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
(In thousands)                                   2002           2001                 2002             2001
------------------------------------------------------------------------------------------------------------
Interest income                             $    29,143     $    34,756          $    59,016     $    70,770
FTE adjustment                                      838             787                1,692           1,537
                                            -----------     -----------          -----------     -----------

Interest income - FTE                            29,981          35,543               60,708          72,307
Interest expense                                 10,092          17,890               21,904          36,948
                                            -----------     -----------          -----------     -----------

Net interest income - FTE                   $    19,889     $    17,653          $    38,804     $    35,359
                                             ==========      ==========           ==========      ==========

Yield on earning assets - FTE                     6.71%           8.06%                6.72%           8.26%
Cost of interest bearing liabilities              2.67%           4.72%                2.85%           4.90%
Net interest spread - FTE                         4.04%           3.34%                3.87%           3.36%
Net interest margin - FTE                         4.45%           4.00%                4.29%           4.04%



Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin



                                                               Three Months Ended              Six Months Ended
                                                                   June 30,                        June 30,
(In thousands)                                                   2002 vs. 2001                   2002 vs. 2001
-------------------------------------------------------------------------------------------------------------------
(Decrease) increase due to change in earning assets             $        (297)                   $        188
Decrease due to change in earning asset yields                         (5,265)                        (11,787)
Increase due to change in interest bearing liabilities                    641                             435
Increase due to change in interest rates
       paid on interest bearing liabilities                             7,157                          14,609
                                                                -------------                    ------------
Increase in net interest income                                 $       2,236                    $      3,445
                                                                 ============                     ===========


     Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2002 and 2001. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

                                                                    Three Months  Ended June 30,
                                              ----------------------------------------------------------------------
                                                              2002                               2001
                                              ---------------------------------  -----------------------------------
                                                  Average      Income/  Yield/       Average      Income/  Yield/
(In thousands)                                    Balance      Expense  Rate(%)      Balance      Expense  Rate(%)
--------------------------------------------------------------------------------------------------------------------
ASSETS
------
Earning Assets
Interest bearing balances
   due from banks                             $    35,893    $     150    1.68   $    33,943    $     354    4.18
Federal funds sold                                 62,789          264    1.69        47,674          504    4.24
Investment securities - taxable                   328,509        3,491    4.26       260,941        3,825    5.88
Investment securities - non-taxable               119,691        2,094    7.02       118,943        2,223    7.50
Mortgage loans held for sale                       10,591          185    7.01        17,913          267    5.98
Assets held in trading accounts                     1,379           18    5.24           246            2    3.26
Loans                                           1,232,458       23,779    7.74     1,289,129       28,368    8.83
                                              -----------    ---------           -----------    ---------
   Total interest earning assets                1,791,310       29,981    6.71     1,768,789       35,543    8.06
                                                             ---------                          ---------
Non-earning assets                                152,741                            156,764
                                              -----------                        -----------
   Total assets                               $ 1,944,051                        $ 1,925,553
                                               ==========                         ==========

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------
Liabilities
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts                     $   534,628    $   1,590    1.19   $   462,431    $   2,683    2.33
   Time deposits                                  857,446        7,356    3.44       938,592       13,601    5.81
                                              -----------    ---------           -----------    ---------
     Total interest bearing deposits            1,392,074        8,946    2.58     1,401,023       16,284    4.66
Federal funds purchased and
   securities sold under agreement
   to repurchase                                   77,834          316    1.63        69,294          690    3.99
Other borrowed funds
   Short-term debt                                  2,259           12    2.13         6,885           76    4.43
   Long-term debt                                  44,451          818    7.38        42,323          840    7.96
                                              -----------    ---------           -----------    ---------
     Total interest bearing liabilities         1,516,618       10,092    2.67     1,519,525       17,890    4.72
                                                             ---------                          ---------
Non-interest bearing liabilities
   Non-interest bearing deposits                  225,170                            208,812
   Other liabilities                               14,256                             20,058
                                              -----------                        -----------
       Total liabilities                        1,756,044                          1,748,395
Stockholders' equity                              188,007                            177,158
                                              -----------                        -----------
   Total liabilities and
     stockholders' equity                     $ 1,944,051                        $ 1,925,553
                                               ==========                         ==========
Net interest spread                                                       4.04                               3.34
Net interest margin                                          $  19,889    4.45                  $  17,653    4.00
                                                              ========                           ========


                                                                     Six Months  Ended June 30,
                                              ----------------------------------------------------------------------
                                                              2002                               2001
                                              ---------------------------------  -----------------------------------
                                                  Average      Income/  Yield/       Average      Income/  Yield/
(In thousands)                                    Balance      Expense  Rate(%)      Balance      Expense  Rate(%)
--------------------------------------------------------------------------------------------------------------------
ASSETS
------
Earning Assets
Interest bearing balances
   due from banks                             $    52,691    $     431    1.65   $    29,597    $     689    4.69
Federal funds sold                                 71,355          592    1.67        46,943        1,143    4.91
Investment securities - taxable                   327,994        7,011    4.31       267,030        8,135    6.14
Investment securities - non-taxable               120,733        4,244    7.09       117,353        4,363    7.50
Mortgage loans held for sale                       12,171          418    6.93        14,607          439    6.06
Assets held in trading accounts                       835           20    4.83           468            9    3.88
Loans                                           1,236,354       47,992    7.83     1,288,384       57,529    9.00
                                              -----------    ---------           -----------    ---------
   Total interest earning assets                1,822,133       60,708    6.72     1,764,382       72,307    8.26
                                                             ---------                          ---------
Non-earning assets                                155,070                            158,061
                                              -----------                        -----------
   Total assets                               $ 1,977,203                        $ 1,922,443
                                               ==========                         ==========

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------
Liabilities
Interest bearing liabilities
   Interest bearing transaction
     and savings accounts                     $   531,909    $   3,190    1.21   $   462,224    $   5,864    2.56
   Time deposits                                  881,871       16,324    3.73       934,789       27,498    5.93
                                              -----------    ---------           -----------    ---------
     Total interest bearing deposits            1,413,780       19,514    2.78     1,397,013       33,362    4.82
Federal funds purchased and
   securities sold under agreement
   to repurchase                                   88,144          713    1.63        75,349        1,747    4.68
Other borrowed funds
   Short-term debt                                  4,044           53    2.64         6,523          180    5.56
   Long-term debt                                  43,564        1,624    7.52        41,932        1,659    7.98
                                              -----------    ---------           -----------    ---------
     Total interest bearing liabilities         1,549,532       21,904    2.85     1,520,817       36,948    4.90
                                                             ---------                          ---------
Non-interest bearing liabilities
   Non-interest bearing deposits                  225,997                            205,767
   Other liabilities                               14,799                             19,829
                                              -----------                        -----------
       Total liabilities                        1,790,328                          1,746,413
Stockholders' equity                              186,875                            176,030
                                              -----------                        -----------
   Total liabilities and
     stockholders' equity                     $ 1,977,203                        $ 1,922,443
                                               ==========                         ==========
Net interest spread                                                       3.87                               3.36
Net interest margin                                          $  38,804    4.29                  $  35,359    4.04
                                                              ========                           ========


     Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and six-month month periods ended June 30, 2002, as compared to the prior period. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis


                                         Three Months Ended June 30,                Six Months Ended June 30,
                                               2002 over 2001                            2002 over 2001
                                 -----------------------------------------  -----------------------------------------
(In thousands, on a fully                               Yield/                              Yield/
 taxable equivalent basis)                  Volume       Rate      Total         Volume      Rate       Total
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in

Interest income
   Interest bearing balances
      due from banks                      $     19   $    (223)  $  (204)       $   347   $  (605)   $   (258)
   Federal funds sold                          127        (367)     (240)           422       (973)      (551)
   Investment securities - taxable             858      (1,192)     (334)         1,617     (2,741)    (1,124)
   Investment securities - non-taxable          14        (143)     (129)           124      (243)       (119)
   Mortgage loans held for sale               (122)         40       (82)           (79)        58        (21)
   Assets held in trading accounts              14           2        16              9          2         11
   Loans                                    (1,207)     (3,382)   (4,589)        (2,252)    (7,285)    (9,537)
                                          --------    --------  --------        -------  ---------   --------

   Total                                      (297)     (5,265)   (5,562)           188    (11,787)   (11,599)
                                          --------    --------  --------        -------  ---------   --------

Interest expense
   Interest bearing transaction and
     savings accounts                          370      (1,463)   (1,093)           780     (3,454)    (2,674)
   Time deposits                            (1,092)     (5,153)   (6,245)        (1,481)    (9,693)   (11,174)
   Federal funds purchased
     and securities sold under
     agreements to repurchase                   76        (450)     (374)           256     (1,290)    (1,034)
   Other borrowed funds
     Short-term debt                           (36)        (28)      (64)           (53)       (74)      (127)
     Long-term debt                             41         (63)      (22)            63        (98)       (35)
                                          --------    --------  --------        -------  ---------   --------

   Total                                      (641)     (7,157)   (7,798)          (435)   (14,609)   (15,044)
                                          --------    --------  --------        -------  ---------   --------
Increase in net
 interest income                          $    344   $   1,892  $  2,236        $   623  $   2,822   $  3,445
                                           =======    ========   =======         ======   ========    =======


PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended June 30, 2002 and 2001 was $2.4 million and $2.0 million, respectively. The provision for the six-month period ended June 30, 2002 and 2001 was $4.8 million and $3.8 million, respectively. The increase in the provision for 2002 is the result of an increased level of loans charged off, when compared to the six months ended June 30, 2001 and continued uncertainty in the economy.

NON-INTEREST INCOME
-------------------

     Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

     Total non-interest income was $8.5 million for the three-month period ended June 30, 2002, compared to $8.3 million for the same period in 2001. For the six-months ended June 30, 2002, non-interest income was $16.9 million compared to the $16.4 million reported for the same period ended June 30, 2001. These increases can be primarily attributed to an increase in service charges on deposit accounts, a recovery of interest on a loan previously charged-off in a prior period and additional income from student loan production. However, these increases were partially offset by the decrease in the credit card portfolio.

     Table 5 shows non-interest income for the three-month and six-month periods ended June 30, 2002 and 2001, respectively, as well as changes in 2002 from 2001.

Table 5:  Non-Interest Income



                                           Three Months                               Six Months
                                          Ended June 30,           2002             Ended June 30,          2002
                                       -------------------      Change from      --------------------    Change from
(In thousands)                           2002       2001           2001              2002       2001        2001
----------------------------------------------------------------------------------------------------------------------
Trust income                          $  1,205  $  1,249   $   (44)    -3.52%   $   2,595  $   2,656  $   (61)  -2.30%
Service charges on
   deposit accounts                      2,543     2,307       236     10.23        4,781      4,408      373    8.46
Other service charges and fees             365       396       (31)    -7.83          776        864      (88) -10.19
Income on sale of mortgage loans,
   net of commissions                      738       813       (75)    -9.23        1,549      1,437      112    7.79
Income on investment banking,
   net of commissions                      248       220        28     12.73          514        442       72   16.29
Credit card fees                         2,550     2,666      (116)    -4.35        4,888      5,122     (234)  -4.57
Other income                               886       660       226     34.24        1,804      1,475      329   22.31
                                      --------  --------   -------              ---------  --------- --------
       Total non-interest income      $  8,535  $  8,311   $   224      2.70%   $  16,907  $  16,404 $    503    3.07%
                                       =======   =======    ======               ========   ========  =======

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

     Non-interest expense for the three-month and six-month periods ended June 30, 2002, were $16.8 million and $33.9 million, virtually unchanged from the same periods in 2001. The relatively flat non-interest expense is primarily derived from the increase in salary and employee benefits offset by the decrease in the amortization of intangibles. The salary and employee benefits increase is associated with normal salary adjustments, increased cost of health insurance and the addition of two new financial centers in Little Rock. The decrease in the amortization of intangibles was due to the Company adopting the Financial Accounting Standards Board SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. The new rule eliminated most of the Company's amortization

     Table 6 below shows non-interest expense for the three-month and six-month periods ended June30, 2002 and 2001, respectively, as well as changes in 2002 from 2001.

Table 6:  Non-Interest Expense



                                        Three Months                                  Six Months
                                        Ended June 30            2002                Ended June 30              2002
                                    --------------------     Change from         ---------------------      Change from
(In thousands)                         2002       2001           2001                2002       2001            2001
--------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits     $  9,840  $   8,902   $    938    10.54%      $  19,790  $  17,905   $  1,885    10.53%
Occupancy expense, net                1,155      1,094         61     5.58           2,281      2,260         21     0.93
Furniture and equipment expense       1,310      1,338        (28)   -2.09           2,602      2,674        (72)   -2.69
Loss on foreclosed assets                40         87        (47)  -54.02              83        162        (79)  -48.77
Other operating expenses
   Professional services                438        399         39     9.77             918        822         96    11.68
   Postage                              475        541        (66)  -12.20             979      1,051        (72)   -6.85
   Telephone                            426        386         40    10.36             803        766         37     4.83
   Credit card expenses                 516        447         69    15.44             938        871         67     7.69
   Operating supplies                   311        406        (95)  -23.40             709        809       (100)  -12.36
   FDIC insurance                        76         77         (1)   -1.30             154        153          1     0.65
   Amortization of intangibles           27        728       (701)  -96.29              55      1,513     (1,458)  -96.36
   Other expense                      2,235      2,441       (206)   -8.44           4,566      4,677       (111)   -2.37
                                   --------  ---------   --------                ---------  ---------   --------
       Total non-interest expense  $ 16,849  $  16,846   $      3     0.02%      $  33,878  $  33,663   $    215     0.64%
                                    =======   ========    =======                 ========   ========    =======

LOAN PORTFOLIO
--------------

     The Company's loan portfolio averaged $1.236 billion and $1.288 billion during the first six months of 2002 and 2001, respectively. As of June 30, 2002, total loans were $1.248 billion, compared to $1.259 billion on December 31, 2001. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

     Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $422.1 million at June 30, 2002, or 33.8% of total loans, compared to $450.7 million, or 35.8% of total loans at December 31, 2001. The consumer loan decrease from December 31, 2001 to June 30, 2002, is the result of the Company's lower credit card portfolio and indirect lending activities, which was partially offset by an increase in student loans. The credit card portfolio decrease was primarily the result of seasonality in the Company's portfolio for that product combined with a decline in the number of cardholder accounts. The decline in indirect consumer loans was the result of zero percent car manufacturer incentives and a planned reduction by the Company of that product based on the risk-reward relationship. The increase in student loans was a result of greater demand for that product.

     Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $568.9 million at June 30, 2002, or 45.6% of total loans, which is comparable to the $571.3 million, or 45.4% of total loans at December 31, 2001.

     Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $241.3 million at June 30, 2002, or 19.3% of total loans, compared to $220.3 million, or 17.5% of total loans at December 31, 2001. The commercial loan increase from December 31, 2001 to June 30, 2002, is the result of seasonality in the Company's agricultural loan portfolio.

     The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio



                                                              June 30,          December 31,
(In thousands)                                                  2002                2001
----------------------------------------------------------------------------------------------
Consumer
   Credit cards                                           $     179,682      $     196,710
   Student loans                                                 79,883             74,860
   Other consumer                                               162,554            179,138
Real Estate
   Construction                                                  74,968             83,628
   Single family residential                                    226,900            224,122
   Other commercial                                             266,995            263,539
Commercial
   Commercial                                                   158,167            153,617
   Agricultural                                                  75,441             60,794
   Financial institutions                                         7,692              5,861
Other                                                            15,343             16,515
                                                          -------------      -------------

      Total loans                                         $   1,247,625      $   1,258,784
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

     At June 30, 2002, impaired loans were $17.2 million compared to $21.0 million at December 31, 2001. The decrease in impaired loans from December 31, 2001, primarily relates to the $1.1 million decrease in non-performing loans and a $2.7 million decrease of borrowers that are still performing, but for which management has internally identified as impaired. Management has evaluated the underlying collateral on these loans and has allocated specific reserves in order to absorb potential losses if the collateral were ultimately foreclosed.

     Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.


Table 8:  Non-performing Assets


                                                      June 30,              December 31,
 (In thousands)                                         2002                    2001
---------------------------------------------------------------------------------------------
Nonaccrual loans                                 $      11,858             $      11,956
Loans past due 90 days or more
  (principal or interest payments)                       1,944                     2,991
                                                 -------------             -------------

     Total non-performing loans                         13,802                    14,947
                                                 -------------             -------------

Other non-performing assets
  Foreclosed assets held for sale                        2,394                     1,084
  Other non-performing assets                              484                       631
                                                 -------------              ------------
      Total other non-performing assets                  2,878                     1,715
                                                 -------------              ------------

          Total non-performing assets            $      16,680             $      16,662
                                                  ============              ============


Allowance for loan losses to
  non-performing loans                                 149.31%                   137.12%
Non-performing loans to total loans                      1.11%                     1.19%
Non-performing assets to total assets                    0.86%                     0.83%



     Approximately $455,000 and $557,000 of interest income would have been recorded for the six-month periods ended June 30, 2002 and 2001, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the six-month periods ended June 30, 2002 and 2001.

ALLOWANCE FOR LOAN LOSSES
-------------------------

     An analysis of the allowance for loan losses is shown in Table 9.

Table 9:  Allowance for Loan Losses



(In thousands)                                                2002                    2001
-----------------------------------------------------------------------------------------------
Balance, beginning of year                             $         20,496         $        21,157
                                                       ----------------         ---------------

Loans charged off
   Credit card                                                    2,321                   2,157
   Other consumer                                                 1,190                   1,198
   Real estate                                                      839                     634
   Commercial                                                     1,543                     633
                                                       ----------------         ---------------
         Total loans charged off                                  5,893                   4,622
                                                       ----------------         ---------------

Recoveries of loans previously charged off
   Credit card                                                      292                     260
   Other consumer                                                   407                     388
   Real estate                                                      172                     107
   Commercial                                                       337                     111
                                                       ----------------         ---------------
         Total recoveries                                         1,208                     866
                                                       ----------------         ---------------
   Net loans charged off                                          4,685                   3,756
Provision for loan losses                                         4,797                   3,820
                                                       ----------------         ---------------
Balance, June 30                                       $         20,608         $        21,221
                                                        ===============          --------------

Loans charged off
   Credit card                                                                            2,274
   Other consumer                                                                         1,865
   Real estate                                                                              744
   Commercial                                                                             2,843
                                                                                ---------------
         Total loans charged off                                                          7,726
                                                                                ---------------

Recoveries of loans previously charged off
   Credit card                                                                              255
   Other consumer                                                                           280
   Real estate                                                                               39
   Commercial                                                                               289
                                                                                ---------------
         Total recoveries                                                                   863
                                                                                ---------------
   Net loans charged off                                                                  6,863
Provision for loan losses                                                                 6,138
                                                                                ---------------
Balance, end of year                                                            $        20,496
                                                                                 ==============


     The amount of provision to the allowance during the six-month periods ended June 30, 2002 and 2001, and for the year ended 2001, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

DEPOSITS
--------

     Deposits are the Company's primary source of funding for earning assets. The Company offers a variety of products designed to attract and retain customers, with the primary focus on core deposits.

     Total deposits as of June 30, 2002, were $1.617 billion, compared to $1.686 billion on December 31, 2001. The decrease in deposits from December 31, 2001 to June 30, 2002, is primarily attributable to a decrease in certificates of deposit. As of June 30, 2002, time deposits were $852.1 million, a decrease of $69.2 million over the $921.3 million reported as of December 31, 2001. The decrease in certificates of deposits was the result of a 2002 strategic decision made by the Company, which allowed those deposits to decrease in the same relationship as the decrease in earning assets.


CAPITAL
-------

     At June 30, 2002, total capital reached $188.9 million. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At June 30, 2002, the Company's equity to asset ratio was 9.7% compared to 9.0% at year-end 2001.

     The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At June 30, 2002, the leverage ratio and the Tier 1 capital ratio was 9.0% and 13.6%, respectively, while the Company's total risk-based capital ratio was 14.9%, all of which exceed the capital minimums established in the risk-based capital requirements.

     The Company's risk-based capital ratios at June 30, 2002 and December 31, 2001, are presented in Table 10.

Table 10: Risk-Based Capital


                                                                             June 30,       December 31,
(In thousands)                                                                 2002             2001
----------------------------------------------------------------------------------------------------------
Tier 1 capital
   Stockholders' equity                                                $      188,923   $      182,363
   Trust preferred securities                                                  17,250           17,250
   Intangible assets                                                          (32,238)         (32,186)
   Unrealized (gain) loss on available-
     for-sale securities                                                       (1,639)          (1,479)
   Other                                                                         (863)            (881)
                                                                       --------------   --------------

              Total Tier 1 capital                                            171,433          165,067
                                                                       --------------   --------------

Tier 2 capital
   Qualifying unrealized gain on
available-for-sale equity securities                                              392              370
   Qualifying allowance for loan losses                                        15,806           16,209
                                                                       --------------   --------------

              Total Tier 2 capital                                             16,198           16,579
                                                                       --------------   --------------

              Total risk-based capital                                 $      187,631   $      181,646
                                                                        =============    =============

Risk weighted assets                                                   $    1,259,642   $    1,292,798
                                                                        =============    =============

Assets for leverage ratio                                              $    1,908,788   $    1,996,383
                                                                        =============    =============

Ratios at end of year
     Leverage ratio                                                             8.98%            8.27%
     Tier 1 capital                                                            13.61%           12.77%
     Total risk-based capital                                                  14.90%           14.05%
Minimum guidelines
     Leverage ratio                                                             4.00%            4.00%
     Tier 1 capital                                                             4.00%            4.00%
     Total risk-based capital                                                   8.00%            8.00%



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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                    BKD, LLP

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001 and cash flows and changes in stockholders' equity for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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



                                          /s/ BKD, LLP
                                          BKD, LLP


Pine Bluff, Arkansas
August 6, 2002

Part II:     Other Information

Item 2.  Changes in Securities.

     Recent Sales of Unregistered Securities. The following transactions are sales of unregistered shares of Class A Common Stock of the Company which were issued to executive and senior management officers upon the exercise of rights granted under (i) the Simmons First National Corporation Incentive and Non-qualified Stock Option Plan (ii) the Simmons First National Corporation Executive Stock Incentive Plan or (iii) the Simmons First National Corporation Executive Stock Incentive Plan - 2001. No underwriters were involved and no underwriter's discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash and/or exchanged shares of the Company's Class A Common Stock as the consideration for the transactions.


                                                  Number
Identity(1)            Date of Sale              of Shares    Price(2)                    Type of Transaction
--------------------------------------------------------------------------------------------------------------------
2 Officers               May, 2002                 600         20.5000                  Incentive Stock Option
2 Officers               May, 2002                 900         25.6667                  Incentive Stock Option
1 Officer                June, 2002                400         21.1250                  Incentive Stock Option


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



Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The annual shareholders meeting of the Company was held on April 23, 2002. The matters submitted to the security holders for approval included setting the number of directors at seven (7) and the election of directors.

     (b) At the annual meeting, all seven (7) incumbent directors were re-elected by proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, without any solicitation in opposition thereto.

     The following table shows the required analysis of the voting by security holders at the annual meeting of shareholders held on April 23, 2002:


Voting of Shares
                                                                                               Broker
Action                                      For              Against         Abstain         Non-Votes
----------------------------------------------------------------------------------------------------------
Set Number of                            4,656,656            21,712          7,315         1,166,448
Directors
at seven (7)



                                                             Withhold          Broker
Election of Directors:                      For              Authority        Non-Votes
-------------------------------------------------------------------------------------------
William E. Clark                           4,657,999           27,235         1,157,381
Lara F. Hutt, III                          4,675,196           10,037         1,157,381
George A. Makris, Jr.                      4,674,399            9,622         1,158,594
J. Thomas May                              4,653,122            9,435         1,157,381
David R. Perdue                            4,675,799           30,811         1,158,681
Harry L. Ryburn                            4,675,343            9,890         1,157,381
Henry F. Trotter                           4,673,929           10,666         1,158,019



Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

     Exhibit 99.1 - Certification  Pursuant  to  18  U.S.C.  Sections  1350,  as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - J. Thomas May, Chairman, President and Chief Executive Officer

     Exhibit 99.2 - Certification  Pursuant  to  18  U.S.C.  Sections  1350,  as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Barry L. Crow, Chief Financial Officer

b) Reports on Form 8-K

     The registrant filed Form 8-K on April 18, 2002. The report contained the text of a press release issued by the registrant concerning the announcement of second quarter earnings.

     The registrant filed Form 8-K on June 2, 2002. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SIMMONS FIRST NATIONAL CORPORATION
                                       ----------------------------------
                                                   (Registrant)



Date:  August 7, 2002                  /s/ J. Thomas May
     ------------------                -----------------------------------------
                                       J. Thomas May, Chairman,
                                       President and Chief Executive Officer



Date:  August 7, 2002                  /s/ Barry L. Crow
     ------------------                -----------------------------------------
                                       Barry L. Crow, Executive Vice President
                                       and Chief Financial Officer

Form 10-Q                          Index to Exhibits
                                   -----------------

Exhibit                      Description
-------                      -----------

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - J. Thomas May, Chairman, President and Chief Executive Officer

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Barry L. Crow, Chief Financial Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Simmons First National Corporation (the "Company"), on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, J. Thomas May, Chairman, President and Chief Executive Officer of the Company, hereby certifies that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ J. Thomas May
-----------------
J. Thomas May
Chairman, President and
Chief Executive Officer
August 7, 2002

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TOSECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Simmons First National Corporation (the "Company"), on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, Barry L. Crow, Chief Financial Officer of the Company, hereby certifies that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Barry L. Crow
-----------------
Barry L. Crow
Chief Financial Officer
August 7, 2002