Form 10-Q
period 2002-09-30
SIMMONS FIRST NATIONAL CORP
filed 2002-11-07
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 2002            Commission File Number 06253


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

                            Class A, Common 7,062,795
                            Class B, Common None

                       SIMMONS FIRST NATIONAL CORPORATION

                                      INDEX

                                                                        Page No.

Part I:   Summarized Financial Information

           Consolidated Balance Sheets --
                 September 30, 2002 and December 31, 2001                 3-4

           Consolidated Statements of Income --
                 Three months and nine months ended
                 September 30, 2002 and 2001                                5

           Consolidated Statements of Cash Flows --
                 Nine months ended September 30, 2002 and 2001              6

           Consolidated Statements of Changes in Stockholders' Equity
                 Nine months ended September 30, 2002 and 2001              7

           Condensed Notes to Consolidated Financial Statements          8-18

           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    19-34

           Controls and Procedures                                         34

           Review by Independent Certified Public Accountants              35

Part II:  Other Information                                             36-38

Part I:  Summarized Financial Information


                       Simmons First National Corporation
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001


                                     ASSETS




                                                                               September 30,    December 31,
(In thousands, except share data)                                                  2002             2001
-------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Cash and non-interest bearing balances due from banks                     $       71,814     $      81,785
Interest bearing balances due from banks                                          22,564            55,356
Federal funds sold and securities purchased
   under agreements to resell                                                     26,150            57,700
                                                                               ---------         ---------
      Cash and cash equivalents                                                  120,528           194,841

Investment securities                                                            421,384           447,305
Mortgage loans held for sale                                                      25,096            24,971
Assets held in trading accounts                                                    1,013               896
Loans                                                                          1,281,634         1,258,784
   Allowance for loan losses                                                     (21,688)          (20,496)
                                                                               ---------         ---------
      Net loans                                                                1,259,946         1,238,288

Premises and equipment                                                            47,551            45,537
Foreclosed assets held for sale, net                                               2,263             1,084
Interest receivable                                                               15,074            15,764
Goodwill                                                                          32,797            31,739
Core deposits and other intangible assets, net                                       673               554
Other assets                                                                      17,030            15,939
                                                                               ---------         ---------
           TOTAL ASSETS                                                  $     1,943,355     $   2,016,918
                                                                               =========         =========


See Condensed Notes to Consolidated Financial Statements.

                       Simmons First National Corporation
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                              September 30,      December 31,
(In thousands, except share data)                                                  2002              2001
-------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
LIABILITIES
Non-interest bearing transaction accounts                                  $      232,455   $      247,235
Interest bearing transaction accounts and savings deposits                        542,237          517,856
Time deposits                                                                     839,346          921,313
                                                                                ---------        ---------
      Total deposits                                                            1,614,038        1,686,404
Federal funds purchased and securities sold
   under agreements to repurchase                                                  57,759           86,635
Short-term debt                                                                    11,450            3,801
Long-term debt                                                                     50,456           42,150
Accrued interest and other liabilities                                             16,002           15,565
                                                                                ---------        ---------
      Total liabilities                                                         1,749,705        1,834,555
                                                                                ---------        ---------
STOCKHOLDERS' EQUITY
Capital stock
   Class A, common, par value $1 a share, authorized
    30,000,000 shares, 7,062,795 issued and outstanding
    at 2002 and 7,087,185 at 2001                                                   7,063            7,087
Surplus                                                                            44,392           45,278
Undivided profits                                                                 139,912          128,519
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities,
      net of income taxes of $1,481 in 2002 and $887 in 2001                        2,283            1,479
                                                                                ---------        ---------
   Total stockholders' equity                                                     193,650          182,363
                                                                                ---------        ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    1,943,355    $   2,016,918
                                                                                =========        =========



See Condensed Notes to Consolidated Financial Statements.

                       Simmons First National Corporation
                        Consolidated Statements of Income
         Three Months and Nine Months Ended September 30, 2002 and 2001




                                                                         Three Months Ended                 Nine Months Ended
                                                                            September 30,                     September 30,
(In thousands, except per share data)                                     2002           2001              2002            2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)                       (Unaudited)
INTEREST INCOME
   Loans                                                             $    23,853     $   27,298        $   71,627     $    84,827
   Federal funds sold and securities purchased
      under agreements to resell                                             207            347               799           1,490
   Investment securities                                                   4,636          5,042            14,417          16,003
   Mortgage loans held for sale, net of unrealized gains (losses)            206            303               624             742
   Assets held in trading accounts                                            30              1                50              10
   Interest bearing balances due from banks                                  104            400               535           1,089
                                                                         -------        -------           -------         -------
           TOTAL INTEREST INCOME                                          29,036         33,391            88,052         104,161
                                                                         -------        -------           -------         -------
INTEREST EXPENSE
   Deposits                                                                8,512         15,322            28,026          48,684
   Federal funds purchased and securities sold
      under agreements to repurchase                                         236            592               949           2,339
   Short-term debt                                                            30            100                83             280
   Long-term debt                                                            841            830             2,465           2,489
                                                                         -------        -------           -------         -------
           TOTAL INTEREST EXPENSE                                          9,619         16,844            31,523          53,792
                                                                         -------        -------           -------         -------

NET INTEREST INCOME                                                       19,417         16,547            56,529          50,369
   Provision for loan losses                                               2,864          3,429             7,661           7,249
                                                                         -------        -------           -------         -------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                        16,553         13,118            48,868          43,120
                                                                         -------        -------           -------         -------
NON-INTEREST INCOME
   Trust income                                                            1,406          1,443             4,001           4,099
   Service charges on deposit accounts                                     2,648          2,226             7,429           6,634
   Other service charges and fees                                            321            382             1,097           1,246
   Income on sale of mortgage loans, net of commissions                      962            781             2,511           2,218
   Income on investment banking, net of commissions                          250            324               764             766
   Credit card fees                                                        2,598          2,669             7,486           7,791
   Other income                                                              960            901             2,764           2,376
   Gain on sale of securities, net                                            --             --                --              --
                                                                         -------        -------           -------         -------
           TOTAL NON-INTEREST INCOME                                       9,145          8,726            26,052          25,130
                                                                         -------        -------           -------         -------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                         10,029          9,058            29,819          26,963
   Occupancy expense, net                                                  1,201          1,183             3,482           3,443
   Furniture and equipment expense                                         1,439          1,250             4,041           3,924
   Loss on foreclosed assets                                                  69            165               152             327
   Other operating expenses                                                4,782          5,498            13,904          16,160
                                                                         -------        -------           -------         -------
           TOTAL NON-INTEREST EXPENSE                                     17,520         17,154            51,398          50,817
                                                                         -------        -------           -------         -------

INCOME BEFORE INCOME TAXES                                                 8,178          4,690            23,522          17,433
   Provision for income taxes                                              2,409          1,154             7,107           4,856
                                                                         -------        -------           -------         -------

NET INCOME                                                           $     5,769     $    3,536        $   16,415     $    12,577
                                                                         =======        =======           =======         =======

BASIC EARNINGS PER SHARE                                             $      0.82     $     0.50        $     2.32     $      1.77
                                                                         =======        =======           =======         =======

DILUTED EARNINGS PER SHARE                                           $      0.80     $     0.49        $     2.28     $      1.76
                                                                         =======        =======           =======         =======


See Condensed Notes to Consolidated Financial Statements.

                       Simmons First National Corporation
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001





                                                                                  September 30,       September 30,
(In thousands)                                                                           2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES                                                                                   (Unaudited)
   Net income                                                                   $     16,415       $      12,577
   Items not requiring (providing) cash
      Depreciation and amortization                                                    3,776               5,727
      Provision for loan losses                                                        7,661               7,249
      Net accretion of investment securities                                            (452)               (772)
      Deferred income taxes                                                           (1,097)              1,074
      Provision for foreclosed assets                                                     33                 154
     Changes in
      Interest receivable                                                                737               1,910
      Mortgage loans held for sale                                                      (125)            (13,406)
      Assets held in trading accounts                                                   (117)                842
      Other assets                                                                    (1,087)              2,047
      Accrued interest and other liabilities                                             881              (2,467)
      Income taxes payable                                                               505                (689)
                                                                                    --------            --------
           Net cash provided by operating activities                                  27,130              14,246
                                                                                    --------            --------
INVESTING ACTIVITIES
   Net repayment of loans                                                            (23,877)            (12,217)
   Purchase of branch location, net funds received                                     2,477                  --
   Purchase of premises and equipment, net                                            (4,137)             (2,702)
   Proceeds from sale of foreclosed assets                                             1,336               1,208
   Proceeds from maturities of available-for-sale securities                         326,390             197,140
   Purchases of available-for-sale securities                                       (261,980)           (173,909)
   Proceeds from maturities of held-to-maturity securities                           115,002             102,300
   Purchases of held-to-maturity securities                                         (152,235)           (115,492)
                                                                                    --------            --------
           Net cash provided by (used in) investing activities                         2,976              (3,672)
                                                                                    --------            --------
FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                               (85,566)             70,218
   Net proceeds of short-term debt                                                     7,649               8,795
   Dividends paid                                                                     (5,022)             (4,611)
   Proceeds from issuance of long-term debt                                           10,970               4,085
   Repayments of long-term debt                                                       (2,664)             (3,488)
   Net (decrease) increase in federal funds purchased and securities
      sold under agreements to repurchase                                            (28,876)             34,082
   Repurchase of common stock, net                                                      (910)             (2,558)
                                                                                    --------            --------
           Net cash (used in) provided by financing activities                      (104,419)            106,523
                                                                                    --------            --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (74,313)            117,097
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                 194,841             111,135
                                                                                    --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    120,528       $     228,232
                                                                                    ========            ========



See Condensed Notes to Consolidated Financial Statements.




                       Simmons First National Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2002 and 2001

                                                                                     Accumulated
                                                                                       Other
                                                        Common                      Comprehensive      Undivided
(In thousands, except share data)                        Stock        Surplus          Income           Profits        Total
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                          $    7,181    $    47,964      $         (34)    $  118,232    $    173,343
   Comprehensive income
      Net income                                            --             --                 --         12,577          12,577
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $1,440                              --             --              2,401             --           2,401
                                                                                                                       --------
   Comprehensive income                                                                                                  14,978
   Exercise of stock options - 51,321 shares                51            965                 --             --           1,016
   Securities exchanged under stock option plan             (8)          (252)                --             --            (260)
   Repurchase of common stock - 133,955 shares            (134)        (3,180)                --             --          (3,314)
   Cash dividends declared - $0.65 per share                --             --                 --         (4,611)         (4,611)
                                                      --------       --------           --------       --------        --------
Balance, September 30, 2001                              7,090         45,497              2,367        126,198         181,152
   Comprehensive income
      Net income                                            --             --                 --          3,951           3,951
      Change in unrealized appreciation on
        available-for-sale securities, net of
        income tax credit of $532                           --             --               (888)            --            (888)
                                                                                                                       --------
   Comprehensive income                                                                                                   3,063
   Exercise of stock options - 11,379 shares                12            230                 --             --             242
   Securities exchanged under stock option plan             (5)          (139)                --             --            (144)
   Repurchase of common stock - 10,000 shares              (10)          (310)                --             --            (320)
   Cash dividends declared - $0.23 per share                --             --                 --         (1,630)         (1,630)
                                                      --------       --------           --------       --------        --------

Balance, December 31, 2001                               7,087         45,278              1,479        128,519         182,363
   Comprehensive income
      Net income                                            --             --                 --         16,415          16,415
      Change in unrealized appreciation on
        available-for-sale securities, net of
        income taxes of $594                                --             --                804             --             804
                                                                                                                       --------
   Comprehensive income                                                                                                  17,219
   Exercise of stock options - 8,200 shares                  8            152                 --             --             160
   Securities exchanged under stock option plan             (2)           (88)                --             --             (90)
   Repurchase of common stock - 30,000 shares              (30)          (950)                --             --            (980)
   Cash dividends declared - $0.71 per share                --             --                 --         (5,022)         (5,022)
                                                      --------       --------           --------       --------        --------

Balance, September 30, 2002                         $    7,063    $    44,392      $       2,283     $  139,912    $    193,650
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

     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Certain prior year amounts are reclassified to conform to current year classification. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

     The computation of per share earnings for the nine months ended September 30, 2002 and 2001 is as follows:



(In thousands, except per share data)                                       2002                2001
-------------------------------------------------------------------------------------------------------

Net Income                                                              $    16,415          $   12,577
                                                                         ----------           ---------

Average common shares outstanding                                             7,072               7,103
Average common share stock options outstanding                                  117                  56
                                                                         ----------           ---------
Average diluted common shares                                                 7,189               7,159
                                                                         ----------           ---------

Basic earnings per share                                                $      2.32          $     1.77
                                                                         ==========           =========
Diluted earnings per share                                              $      2.28          $     1.76
                                                                         ==========           =========


NOTE 2:    ACQUISITIONS

     On July 19, 2002, the Company expanded its coverage in South Arkansas with the purchase of the Monticello location from HEARTLAND Community Bank. Simmons First Bank of South Arkansas, a wholly owned subsidiary of the Company, acquired the Monticello office. As of July 19, 2002, the new location had total loans of $8 million and total deposits of $13 million. As a result of this transaction, the Company recorded additional goodwill and core deposits of $1,058,000 and $213,000, respectively.

NOTE 3:   INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:



                                                 September 30,                                      December 31,
                                                    2002                                                2001
                           ----------------------------------------------------   ------------------------------------------------
                                             Gross         Gross      Estimated                  Gross        Gross     Estimated
                              Amortized   Unrealized    Unrealized      Fair       Amortized  Unrealized   Unrealized     Fair
(In thousands)                  Cost         Gains       (Losses)       Value        Cost        Gains      (Losses)      Value
----------------------------------------------------------------------------------------------------------------------------------

Held-to-Maturity
-------------------
U.S. Treasury              $      27,170   $     699  $     --   $     27,869   $    27,528    $     826   $     --   $     28,354
U.S. Government
  agencies                        75,280         675       (41)        75,914        36,992          451       (108)        37,335
Mortgage-backed
  securities                       4,752          77        (1)         4,828         6,681          105         --          6,786
State and political
  subdivisions                   121,254       4,294        (6)       125,542       119,824        2,255       (152)       121,927
Other securities                     100          --        --            100           100           --         --            100
                                 -------      ------     -----        -------       -------      -------     ------        -------
                           $     228,556   $   5,745  $    (48)  $    234,253   $   191,125    $   3,637   $   (260)  $    194,502
                                 =======      ======     =====        =======       =======      =======     ======        =======
Available-for-Sale
-------------------
U.S. Treasury              $      14,598   $     304  $     --   $     14,902   $    18,071    $     349   $    (12)  $     18,408
U.S. Government
  agencies                       155,438       2,521       (53)       157,906       214,190        1,792       (492)       215,490
Mortgage-backed
  securities                       5,146          44       (25)         5,165         6,975           69        (40)         7,004
State and political
  subdivisions                     4,979         402        (5)         5,376         5,194          205         --          5,399
Other securities                   8,718         761        --          9,479         9,056          823         --          9,879
                                 -------      ------    ------        -------       -------      -------     ------        -------
                           $     188,879   $   4,032  $    (83)  $    192,828   $   253,486    $   3,238   $   (544)  $    256,180
                                 =======      ======    ======        =======       =======      =======     ======        =======


     The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $316,517,000 at September 30, 2002 and $290,915,000 at December 31, 2001.

     The book value of securities sold under agreements to repurchase amounted to $57,759,000 and $35,990,000 for September 30, 2002 and December 31, 2001,
respectively.

     Income earned on securities for the nine months ended September 30, 2002 and 2001, is as follows:


(In thousands)                                                                       2002                2001
----------------------------------------------------------------------------------------------------------------
Taxable
  Held-to-maturity                                                               $     3,507          $    4,017
  Available-for-sale                                                                   6,809               7,695

Non-taxable
  Held-to-maturity                                                                     3,897               4,032
  Available-for-sale                                                                     204                 259
                                                                                  ----------           ---------
           Total                                                                 $    14,417          $   16,003
                                                                                  ==========           =========



     Maturities of investment securities at September 30, 2002, are as follows:



                                                            Held-to-Maturity               Available-for-Sale
                                                        -------------------------      ---------------------------
                                                        Amortized          Fair           Amortized        Fair
(In thousands)                                            Cost             Value            Cost           Value
------------------------------------------------------------------------------------------------------------------

One year or less                                    $     54,652    $      55,052    $     47,710    $      47,940
After one through five years                             112,124          114,916         120,731          123,448
After five through ten years                              54,185           56,377           8,295            8,512
After ten years                                            7,495            7,808           3,425            3,449
Other securities                                             100              100           8,718            9,479
                                                         -------          -------         -------          -------
           Total                                    $    228,556    $     234,253    $    188,879    $     192,828
                                                         =======          =======         =======          =======




     There were no gross realized gains or losses as of September 30, 2002 and 2001.

     Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:    LOANS AND ALLOWANCE FOR LOAN LOSSES

     The various categories are summarized as follows:



                                                                                           September 30,         December 31,
(In thousands)                                                                                 2002                2001
-----------------------------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                                         $       178,125     $       196,710
   Student loans                                                                                 83,028              74,860
   Other consumer                                                                               159,264             179,138
Real estate
   Construction                                                                                  78,376              83,628
   Single family residential                                                                    236,909             224,122
   Other commercial                                                                             286,363             263,539
Commercial
   Commercial                                                                                   149,622             153,617
   Agricultural                                                                                  85,974              60,794
   Financial institutions                                                                         7,376               5,861
Other                                                                                            16,597              16,515
                                                                                              ---------           ---------
Total loans before allowance for loan losses                                            $     1,281,634     $     1,258,784
                                                                                              =========           =========



     During the first nine months of 2002, foreclosed assets held for sale increased $1,179,000 to $2,263,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans of the Company at September 30, 2002, were $406,000, $11,099,000 and $1,291,000, respectively, bringing the total of non-performing assets to $15,059,000.

     Transactions in the allowance for loan losses are as follows:



                                                                                    Sept 30,          December 31,
(In thousands)                                                                        2002                2001
-----------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                        $    20,496          $   21,157
Additions
   Allowance for loan losses of acquired branch                                           247                  --
   Provision charged to expense                                                         7,661               7,249
                                                                                   ----------           ---------
                                                                                       28,404              28,406
Deductions
   Losses charged to allowance, net of recoveries
      of $1,695 and $1,250 for the first nine months of
      2002 and 2001, respectively                                                       6,716               7,045
                                                                                   ----------           ---------

Balance, September 30                                                            $     21,688              21,361
                                                                                   ==========
Additions
   Provision charged to expense                                                                             2,709
                                                                                                        ---------
                                                                                                           24,070
Deductions
   Losses charged to allowance, net of recoveries
      of $479 for the last three months of 2001                                                             3,574
                                                                                                        ---------

Balance, end of year                                                                                   $   20,496
                                                                                                        =========



     At September 30, 2002 and December 31, 2001, impaired loans totaled $13,643,000 and $21,012,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at September 30, 2002, were $2,349,000 and $4,093,000 at December 31, 2001.

     Approximately $319,000 and $736,000 of interest income was recognized on average impaired loans of $18,118,000 and $21,170,000 as of September 30, 2002 and 2001, respectively. Interest recognized on impaired loans on a cash basis during the first nine months of 2002 and 2001 was immaterial.

NOTE 5: GOODWILL AND OTHER INTANGIBLES

     Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles, requires transitional disclosures regarding the change in amortization and other treatment of goodwill and intangible assets for the three and nine month periods ended September 30, 2001, as follows:



                                                                          September 30, 2001
                                                              -----------------------------------------
                                                                 Three                          Nine
                                                                Months                         Months
(In thousands)                                                   Ended                          Ended
-------------------------------------------------------------------------------------------------------

Reported net income                                           $    3,536                     $   12,577
        Add back:  Goodwill amortization                             733                          2,191
        Subtract:    Income taxes                                   (255)                          (764)
                                                               ---------                      ---------
Adjusted net income                                           $    4,014                     $   14,004
                                                               =========                      =========



     Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

     The carrying basis and accumulated amortization of recognized intangible assets at September 30, 2002 and December 31, 2001, were:



                                                September 30, 2002                               December 31, 2001
                                    -------------------------------------------     ------------------------------------------
                                        Gross                                           Gross
                                      Carrying        Accumulated                     Carrying       Accumulated
(In thousands)                         Amount        Amortization        Net           Amount       Amortization          Net
------------------------------------------------------------------------------------------------------------------------------

Core deposits                       $    1,033        $      398     $      635     $     820         $     346      $     474
Other intangible assets                    938               900             38           938               858             80
                                     ---------         ---------      ---------      --------          --------       --------
   Total                            $    1,971        $    1,298     $      673     $   1,758         $   1,204      $     554
                                     =========         =========      =========      ========          ========       ========



     On October 1, 2002, Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement concludes that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in all business combinations represents goodwill that should be accounted for under FASB Statement No. 142. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisition of Banking or Thrift Institutions, will not apply to transactions considered business combinations after September 30, 2002. The Company will adopt the new rules effective October 1, 2002. The elimination of amortization under FASB No. 72 will have a positive impact to the Company's 2002 earnings of $42,000.

     Core deposit and other intangible assets amortization expense recorded for the nine-month periods ended September 30, 2002 and 2001, was $94,000 and $82,000, respectively. After adjusting for SFAS No. 147, the Company's estimated amortization expense for each of the following five years is: 2002 - $84,000; 2003 - $104,000; 2004 - $95,000; 2005 - $93,000 and 2006 - $86,000.

NOTE 6:   TIME DEPOSITS

     Time deposits include approximately $316,946,000 and $341,085,000 of certificates of deposit of $100,000 or more at September 30, 2002 and December 31, 2001, respectively.

NOTE 7:    INCOME TAXES

     The provision for income taxes is comprised of the following components:



                                                                                 September 30,              September 30,
(In thousands)                                                                       2002                       2001
-------------------------------------------------------------------------------------------------------------------------

Income taxes currently payable                                                $          8,204           $         3,782
Deferred income taxes                                                                   (1,097)                    1,074
                                                                                --------------             -------------
Provision for income taxes                                                    $          7,107           $         4,856
                                                                                ==============             =============



     The tax effects of temporary differences related to deferred taxes shown on the balance sheet are shown below:


                                                                                   September 30,         December 31,
(In thousands)                                                                        2002                   2001
------------------------------------------------------------------------------------------------------------------------
Deferred tax assets
    Allowance for loan losses                                              $             7,238        $            6,611
    Valuation of foreclosedassets                                                          135                       113
    Deferred compensation payable                                                          589                       631
    Deferred loan fee income                                                               129                       277
    Vacation compensation                                                                  574                       496
    Mortgage servicing reserve                                                             388                       365
    Loan interest                                                                          183                       139
    Other                                                                                  161                       189
                                                                                  ------------             -------------
      Total deferred tax assets                                                          9,397                     8,821
                                                                                  ------------             -------------
Deferred tax liabilities
    Accumulated depreciation                                                            (1,232)                   (1,534)
    Available-for-sale securities                                                       (1,481)                     (887)
    FHLB stock dividends                                                                  (478)                     (697)
    Other                                                                                 (202)                     (202)
                                                                                  ------------             -------------
       Total deferred tax liabilities                                                   (3,393)                   (3,320)
                                                                                  ------------             -------------
Net deferred tax assets included in other
      assets on balance sheets                                             $             6,004        $            5,501
                                                                                  ============             =============


     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:



                                                                              September 30,              September 30,
(In thousands)                                                                     2002                      2001
------------------------------------------------------------------------------------------------------------------------
Computed at the statutory rate (35%)                                       $             8,233        $            6,102

Increase (decrease) resulting from:
    Tax exempt income                                                                   (1,649)                   (1,503)
    Other differences, net                                                                 523                       257
                                                                                 -------------             -------------
Actual tax provision                                                       $             7,107        $            4,856
                                                                                 =============             =============



NOTE 8:   LONG-TERM DEBT

     Long-term debt at September 30, 2002 and December 31, 2001, consisted of the following components,


                                                                              September 30,              December 31,
(In thousands)                                                                     2002                      2001
------------------------------------------------------------------------------------------------------------------------

7.32% note due 2007, unsecured                                             $            10,000        $           12,000
1.02% to 8.41% FHLB advances due 2002 to 2021,
   secured by residential real estate loans                                             23,206                    12,900
Trust preferred securities                                                              17,250                    17,250
                                                                                 -------------          ----------------
                                                                           $            50,456        $           42,150
                                                                                 =============          ================



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

     Aggregate annual maturities of long-term debt at September 30, 2002 are:


                                                                                                            Annual
(In thousands)                                                                            Year            Maturities
------------------------------------------------------------------------------------------------------------------------

                                                                                          2002                     3,292
                                                                                          2003                     3,669
                                                                                          2004                     4,359
                                                                                          2005                     4,420
                                                                                          2006                     5,062
                                                                                    Thereafter                    29,654
                                                                                                            ------------
                                                                                        Total              $      50,456
                                                                                                            ============



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

NOTE 10:  UNDIVIDED PROFITS

     The subsidiary banks are subject to a regulatory limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At September 30, 2002, the bank subsidiaries had approximately $13 million available for payment of dividends to the Company without prior approval of the regulatory agencies.

     The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio and a 10% "total risk-based capital" ratio. As of September 30, 2002, each of the seven subsidiary banks met the capital standards for a well-capitalized institution. The Company's "total risk-based capital" ratio was 14.86% at September 30, 2002.

NOTE 11:   STOCK OPTIONS AND RESTRICTED STOCK

     At September 30, 2002, the Company had stock options outstanding of 397,850 shares and stock options exercisable of 248,180 shares. During the first nine months of 2002, there were 8,200 shares issued upon exercise of stock options, 1,400 options were forfeited and 6,500 additional stock options of the Company were granted. No additional shares of common stock of the Company were granted or issued as bonus shares of restricted stock, during the first nine months of 2002.

NOTE 12:   ADDITIONAL CASH FLOW INFORMATION



                                                                           Nine Months Ended
                                                                              September 30,
(In thousands)                                                        2002                      2001
-----------------------------------------------------------------------------------------------------
Interest paid                                                $         33,667        $         54,577
Income taxes paid                                            $          7,699        $          4,471




NOTE 13:   CERTAIN TRANSACTIONS

     From time to time, the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families. From time to time, directors, officers and their associates and members of their immediate families have placed deposits with the Company's subsidiary banks. Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

NOTE 14:  COMMITMENTS AND CREDIT RISK

     The seven affiliate banks of the Company grant agribusiness, commercial, consumer and residential loans to their customers. Included in the Company's diversified loan portfolio is unsecured debt in the form of credit card receivables that comprises approximately 13.9% and 15.6% of the portfolio, as of September 30, 2002 and December 31, 2001, respectively.

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

     At September 30, 2002, the Company had outstanding commitments to extend credit aggregating approximately $231,045,000 and $294,809,000 for credit card commitments and other loan commitments, respectively. At December 31, 2001, the Company had outstanding commitments to extend credit aggregating approximately $230,783,000 and $203,808,000 for credit card commitments and other loan commitments, respectively.

     Letters of credit are conditional commitments issued by the bank subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $2,539,000 and $4,218,000 at September 30, 2002 and December 31, 2001, respectively, with terms ranging from 90 days to one year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
--------

     Simmons First National Corporation recorded net income of $5,769,000, or $0.80 per diluted share for the quarter ended September 30, 2002. These earnings reflect an increase of $2,233,000 or $0.31 per share, when compared to last year's third quarter earnings of $3,536,000, or $0.49 per diluted share. The Company's annualized return on average assets and annualized return on average stockholders' equity for the three-month period ended September 30, 2002, was 1.18% and 11.87%, compared to 0.71% and 7.75%, respectively, for the same period in 2001.

     Earnings for the nine-month period ended September 30, 2002, were $16,415,000, or $2.28 per diluted share. These earnings reflect an increase of $3,838,000, or $0.52 per share, when compared to the nine-month period ended September 30, 2001, earnings of $12,577,000, or $1.76 per diluted share. Annualized return on average assets and annualized return on average stockholders' equity for the nine-month period ended September 20, 2002, was 1.12% and 11.62%, compared to 0.87% and 9.46%, respectively, for the same period in 2001.

     Total assets for the Company at September 30, 2002, were $1.943 billion, a decrease of $74 million over the same figure at December 31, 2001. Stockholders' equity at the end of the third quarter of 2002 was $193.7 million, an $11.3 million, or 6.2%, increase from December 31, 2001. During the first nine months of 2002 the Company repurchased 30,000 common shares of stock. This stock repurchase decreased stockholders' equity by $979,500.

     The allowance for loan losses as a percent of total loans equaled 1.69% at September 30, 2002, which is improved from 1.63% at December 31, 2001. During 2002, non-performing loans decreased $2.6 million from the end of last year. Correspondingly, non-performing loans to total loans improved to 0.97% from 1.19%, as of December 31, 2001. In addition, the allowance for loan losses to non-performing loans increased to 175% for the third quarter of 2002 from 137% at year-end 2001.

     Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company, with community banks in Pine Bluff, Jonesboro, Lake Village, Rogers, Russellville, Searcy and El Dorado, Arkansas. The Company's seven banks are conducting financial operations from 65 offices in 34 communities throughout Arkansas.

ACQUISITIONS
------------

     On July 19, 2002, the Company expanded its coverage in South Arkansas with the purchase of the Monticello location from HEARTLAND Community Bank. Simmons First Bank of South Arkansas, a wholly owned subsidiary of the Company, acquired the Monticello office. As of July 19, 2002, the new location had total loans of $8 million and total deposits of $13 million. As a result of this transaction, the Company recorded additional goodwill and core deposits of $1,058,000 and $213,000, respectively.

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

     During the nine-month period ended September 30, 2002, the Company repurchased 30,000 common shares of stock with a weighted average repurchase price of $32.65 per share. As of September 30, 2002, the Company has repurchased a total of 331,000 common shares of stock with a weighted average repurchase price of $23.71 per share.

NET INTEREST INCOME
-------------------

     Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain interest income to a fully taxable equivalent basis consists of dividing tax-exempt interest income by one minus the combined federal and state income tax rate (37.50% for September 30, 2002 and 2001).

     The third quarter of 2002 represents the third full quarter that the Company was able to fully utilize the changes in the Arkansas usury law made possible through the Gramm-Leach-Bliley Act, which was confirmed by the Eighth Circuit Court of Appeals in October 2001. This ability to reprice the loan portfolio, coupled with the ongoing repricing of the deposit base that was driven by the Federal Reserve's lowering of interest rates, has enabled the Company to achieve considerable improvement in both net interest income and net interest margin.

     For the three-month period ended September 30, 2002, net interest income on a fully taxable equivalent basis was $20.2 million, an increase of $2.9 million, or 16.6%, from the same period in 2001. The increase in net interest income was the result of a $4.3 million decrease in interest income and a $7.2 million decrease in interest expense. The decrease in interest income was the result of a lower yield earned on earning assets. The decrease in interest expense was the result of a lower cost of funds. The net interest margin improved 69 basis points to 4.50% for the three-month period ended September 30, 2002, when compared to 3.81% for the same period in 2001.

     For the nine-month period ended September 30, 2002, net interest income on a fully taxable equivalent basis was $59.0 million, an increase of $6.3 million, or 12.0%, from the same period in 2001. The increase in net interest income was the result of an $16.0 million decrease in interest income and a $22.3 million decrease in interest expense. The decrease in interest income was the result of a lower yield earned on earning assets. The decrease in interest expense was the result of a lower cost of funds. The net interest margin improved 40 basis points to 4.36% for the nine-month period ended September 30, 2002, when compared to 3.96% for the same period in 2001.

     Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2002 versus September 30, 2001.



Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)
                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                             September 30,
(In thousands)                                            2002              2001                    2002               2001
------------------------------------------------------------------------------------------------------------------------------

Interest income                                     $      29,036     $      33,391           $      88,052       $    104,161
FTE adjustment                                                821               814                   2,513              2,351
                                                     ------------      ------------            ------------        -----------

Interest income - FTE                                      29,857            34,205                  90,565            106,512
Interest expense                                            9,619            16,844                  31,523             53,792
                                                     ------------      ------------            ------------        -----------

Net interest income - FTE                           $      20,238     $      17,361           $      59,042       $     52,720
                                                     ============      ============            ============        ===========

Yield on earning assets - FTE                               6.63%             7.51%                   6.69%              8.01%
Cost of interest bearing liabilities                        2.53%             4.30%                   2.74%              4.69%
Net interest spread - FTE                                   4.10%             3.21%                   3.95%              3.32%
Net interest margin - FTE                                   4.50%             3.81%                   4.36%              3.96%



Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin


                                                                          Three Months Ended                   Nine Months Ended
                                                                             September 30,                        September 30,
(In thousands)                                                               2002 vs. 2001                        2002 vs. 2001
---------------------------------------------------------------------------------------------------------------------------------

Decrease due to change in earning assets                                   $          (546)                       $         (370)
Decrease due to change in earning asset yields                                      (3,802)                              (15,577)
Increase due to change in interest bearing liabilities                               1,046                                 1,559
Increase due to change in interest rates
       paid on interest bearing liabilities                                          6,179                                20,710
                                                                            --------------                         -------------
Increase in net interest income                                            $         2,877                        $        6,322
                                                                            ==============                         =============



     Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2002 and 2001. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis



                                                                         Three Months Ended September 30,
                                               ------------------------------------------------------------------------------
                                                                 2002                                     2001
                                               -------------------------------------    -------------------------------------
                                                   Average         Income/   Yield/          Average        Income/   Yield/
(In thousands)                                     Balance         Expense   Rate(%)         Balance        Expense   Rate(%)
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
------
Earning Assets
Interest bearing balances
   due from banks                              $      26,468     $      104    1.56     $      49,291    $       400    3.22
Federal funds sold                                    51,672            207    1.59            42,577            347    3.23
Investment securities - taxable                      303,040          3,305    4.33           262,928          3,577    5.40
Investment securities - non-taxable                  117,963          2,045    6.88           125,283          2,279    7.22
Mortgage loans held for sale                          14,918            206    5.48            19,557            303    6.15
Assets held in trading accounts                        2,470             30    4.82               260              1    1.53
Loans                                              1,268,801         23,960    7.49         1,307,639         27,298    8.28
                                                   ---------       --------                 ---------       --------
   Total interest earning assets                   1,785,332         29,857    6.63         1,807,535         34,205    7.51
Non-earning assets                                   156,602       --------                   158,804       --------
                                                   ---------                                ---------
   Total assets                                $   1,941,934                            $   1,966,339
                                                   =========                                =========


LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------
Liabilities
Interest bearing liabilities
   Interest bearing transaction
      and savings accounts                     $     543,706     $    1,608    1.17     $     468,937     $    2,350    1.99
   Time deposits                                     849,132          6,904    3.23           960,627         12,972    5.36
                                                   ---------       --------                 ---------      ---------
      Total interest bearing deposits              1,392,838          8,512    2.42         1,429,564         15,322    4.25
Federal funds purchased and
   securities sold under agreement
   to repurchase                                      59,765            236    1.57            72,759            592    3.23
Other borrowed funds
   Short-term debt                                     7,223             30    1.65            10,519            100    3.77
   Long-term debt                                     49,094            841    6.80            43,007            830    7.66
                                                   ---------       --------                 ---------      ---------
      Total interest bearing liabilities           1,508,920          9,619    2.53         1,555,849         16,844    4.30
                                                                   --------                                ---------
Non-interest bearing liabilities
   Non-interest bearing deposits                     225,054                                  210,246
   Other liabilities                                  15,186                                   19,199
                                                   ---------                                ---------
       Total liabilities                           1,749,160                                1,785,294
Stockholders' equity                                 192,774                                  181,045
                                                   ---------                                ---------
   Total liabilities and
      stockholders' equity                     $   1,941,934                               $1,966,339
                                                   =========                                =========
Net interest spread                                                            4.10                                     3.21
Net interest margin                                              $   20,238    4.50                       $   17,361    3.81
                                                                   ========                                =========




                                                                         Nine Months Ended September 30,
                                               ------------------------------------------------------------------------------
                                                                 2002                                     2001
                                               -------------------------------------    -------------------------------------
                                                   Average         Income/   Yield/          Average        Income/   Yield/
(In thousands)                                     Balance         Expense   Rate(%)         Balance        Expense   Rate(%)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
------
Earning Assets
Interest bearing balances
   due from banks                              $      43,854     $      535    1.63     $      36,234    $     1,089    4.02
Federal funds sold                                    64,722            799    1.65            44,765          1,490    4.45
Investment securities - taxable                      319,584         10,316    4.32           265,648         11,712    5.89
Investment securities - non-taxable                  119,800          6,289    7.02           120,025          6,642    7.40
Mortgage loans held for sale                          13,097            624    6.37            16,275            742    6.10
Assets held in trading accounts                        1,386             50    4.82               398             10    3.36
Loans                                              1,247,289         71,952    7.71         1,294,873         84,827    8.76
                                                   ---------      ---------                 ---------      ---------
   Total interest earning assets                   1,809,732         90,565    6.69         1,778,218        106,512    8.01
Non-earning assets                                   155,586      ---------                   158,311      ---------
                                                   ---------                                ---------
   Total assets                                $   1,965,318                            $   1,936,529
                                                   =========                                =========

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------
Liabilities
Interest bearing liabilities
   Interest bearing transaction
      and savings accounts                     $     535,884     $    4,798    1.20     $     464,487     $    8,214    2.36
   Time deposits                                     870,839         23,228    3.57           943,495         40,470    5.73
                                                   ---------      ---------                 ---------      ---------
      Total interest bearing deposits              1,406,723         28,026    2.66         1,407,982         48,684    4.62
Federal funds purchased and
   securities sold under agreement
   to repurchase                                      78,580            949    1.61            73,770          2,339    4.24
Other borrowed funds
   Short-term debt                                     5,116             83    2.17             7,869            280    4.76
   Long-term debt                                     45,428          2,465    7.25            42,296          2,489    7.87
                                                   ---------      ---------                 ---------      ---------
      Total interest bearing liabilities           1,535,847         31,523    2.74         1,531,917         53,792    4.69
                                                                  ---------                                ---------
Non-interest bearing liabilities
   Non-interest bearing deposits                     225,680                                  207,277
   Other liabilities                                  14,928                                   19,615
                                                   ---------                                ---------
       Total liabilities                           1,776,455                                1,758,809
Stockholders' equity                                 188,863                                  177,720
                                                   ---------                                ---------
   Total liabilities and
      stockholders' equity                     $   1,965,318                            $   1,936,529
                                                   =========                                =========
Net interest spread                                                            3.95                                     3.32
Net interest margin                                              $   59,042    4.36                       $   52,720    3.96
                                                                  =========                                =========


     Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2002, as compared to the prior period. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis



                                                 Three Months Ended September 30,                Nine Months Ended September 30,
                                                         2002 over 2001                                 2002 over 2001
                                               ------------------------------------       -----------------------------------------
(In thousands, on a fully                                         Yield/                                    Yield/
 taxable equivalent basis)                         Volume          Rate       Total            Volume        Rate         Total
-----------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in

Interest income
   Interest bearing balances
      due from banks                             $    (141)   $     (155)  $     (296)       $     193   $     (747)   $     (554)
   Federal funds sold                                   63          (203)        (140)             491       (1,182)         (691)
   Investment securities - taxable                     498          (770)        (272)           2,103       (3,499)       (1,396)
   Investment securities - non-taxable                (130)         (104)        (234)             (12)        (341)         (353)
   Mortgage loans held for sale                        (67)          (30)         (97)            (150)          32          (118)
   Assets held in trading accounts                      24             5           29               34            6            40
   Loans                                              (793)       (2,545)      (3,338)          (3,029)      (9,846)      (12,875)
                                                  --------     ---------    ---------         --------    ---------     ---------
   Total                                              (546)       (3,802)      (4,348)            (370)     (15,577)      (15,947)
                                                  --------     ---------    ---------         --------    ---------     ---------

Interest expense
   Interest bearing transaction and
      savings accounts                                 332        (1,074)        (742)           1,115       (4,531)       (3,416)
   Time deposits                                    (1,371)       (4,697)      (6,068)          (2,917)     (14,325)      (17,242)
   Federal funds purchased
      and securities sold under
      agreements to repurchase                         (92)         (264)        (356)             143       (1,533)       (1,390)
   Other borrowed funds
      Short-term debt                                  (25)          (45)         (70)             (77)        (120)         (197)
      Long-term debt                                   110           (99)          11              177         (201)          (24)
                                                  --------      --------    ---------         --------    ---------     ---------

   Total                                            (1,046)       (6,179)      (7,225)          (1,559)     (20,710)      (22,269)
                                                  --------      --------    ---------         --------    ---------     ---------
Increase in net
 interest income                                 $     500    $    2,377   $    2,877        $   1,189   $    5,133    $    6,322
                                                  ========      ========    =========         ========    =========     =========


PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended September 30, 2002 and 2001 was $2.9 million and $3.4 million, respectively. The provision for the nine-month period ended September 30, 2002 and 2001 was $7.7 million and $7.2 million, respectively. During the reporting period for September 30, 2001, the Company experienced an increase in classified assets at one community bank subsidiary. Thus, the Company increased the provision for loan losses at that subsidiary during the third and fourth quarters of 2001. Today, while management believes the trend in the Company's asset quality is improving, there continues to be significant uncertainties in the economy and concerns over the downturn in the catfish industry that affects one of the Company's community banks. For that reason, management has continued with an increased level of provision during 2002.

NON-INTEREST INCOME
-------------------

     Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

     Total non-interest income was $9.1 million for the three-month period ended September 30, 2002, compared to $8.7 million for the same period in 2001. For the nine-months ended September 30, 2002, non-interest income was $26.1 million compared to the $25.1 million reported for the same period ended September 30, 2001. These increases can be primarily attributed to the improvement in the mortgage loan production units, which were driven by the lower mortgage interest rates, an increase in service charges on deposit accounts and additional income from student loan production. However, these increases were partially offset by the decrease in credit card fees, which is the result of decline in the number of credit card relationships.

     Table 5 shows non-interest income for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively, as well as changes in 2002 from 2001.

Table 5:  Non-Interest Income


                                           Three Months                                      Nine Months
                                          Ended Sept 30,              2002                  Ended Sept 30,              2002
                                     ----------------------       Change from          -----------------------       Change from
(In thousands)                           2002         2001            2001                  2002         2001            2001
---------------------------------------------------------------------------------------------------------------------------------

Trust income                        $     1,406  $    1,443  $     (37)    -2.56%     $     4,001  $     4,099 $     (98)  -2.39%
Service charges on
   deposit accounts                       2,648       2,226        422     18.96            7,429        6,634       795   11.98
Other service charges and fees              321         382        (61)   -15.97            1,097        1,246      (149) -11.96
Income on sale of mortgage loans,
   net of commissions                       962         781        181     23.18            2,511        2,218       293   13.21
Income on investment banking,
   net of commissions                       250         324        (74)   -22.84              764          766        (2)  -0.26
Credit card fees                          2,598       2,669        (71)    -2.66            7,486        7,791      (305)  -3.91
Other income                                960         901         59      6.55            2,764        2,376       388   16.33
                                     ----------   ---------   --------                 ----------   ----------  --------
       Total non-interest income    $     9,145  $    8,726  $     419      4.80%     $    26,052  $    25,130 $     922    3.67%
                                     ==========   =========   ========                 ==========   ==========  ========


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

     Non-interest expense for the three-month and nine-month periods ended September 30, 2002, were $17.5 million and $51.4 million, which is comparable to the $17.2 million and $50.8 million for the same periods in the previous year, respectively. The relatively flat non-interest expense is primarily derived from the increase in salary and employee benefits offset by the decrease in the amortization of intangibles. The salary and employee benefits increase is associated with normal salary adjustments, increased cost of health insurance and the addition of a new downtown financial center in Little Rock. The decrease in the amortization of intangibles was due to the Company adopting the Financial Accounting Standards Board SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. The new rule eliminated most of the Company's amortization.

     Table 6 below shows non-interest expense for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively, as well as changes in 2002 from 2001.

Table 6:  Non-Interest Expense



                                            Three Months                                       Nine Months
                                            Ended Sept 30             2002                    Ended Sept 30              2002
                                      ----------------------       Change from          -----------------------      Change from
(In thousands)                            2002         2001           2001                  2002         2001            2001
---------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits       $    10,029  $    9,058  $     971   10.72%       $    29,819  $    26,963 $   2,856   10.59%
Occupancy expense, net                     1,201       1,183         18    1.52              3,482        3,443        39    1.13
Furniture and equipment expense            1,439       1,250        189   15.12              4,041        3,924       117    2.98
Loss on foreclosed assets                     69         165        (96) -58.18                152          327      (175) -53.52
Other operating expenses
   Professional services                     445         468        (23)  -4.91              1,363        1,290        73    5.66
   Postage                                   513         489         24    4.91              1,492        1,540       (48)  -3.12
   Telephone                                 396         385         11    2.86              1,199        1,151        48    4.17
   Credit card expenses                      508         475         33    6.95              1,446        1,346       100    7.43
   Operating supplies                        315         398        (83) -20.85              1,024        1,207      (183) -15.16
   FDIC insurance                             72          76         (4)  -5.26                226          229        (3)  -1.31
   Amortization of intangibles                34         760       (726) -95.53                 89        2,273    (2,184) -96.08
   Other expense                           2,499       2,447         52    2.13              7,065        7,124       (59)  -0.83
                                      ----------   ---------   --------                 ----------   ----------  --------
       Total non-interest expense    $    17,520  $   17,154  $     366    2.13%       $    51,398  $    50,817 $     581    1.14%
                                      ==========   =========   ========                 ==========   ==========  ========


LOAN PORTFOLIO
--------------

     The Company's loan portfolio averaged $1.247 billion and $1.295 billion during the first nine months of 2002 and 2001, respectively. As of September 30, 2002, total loans were $1.282 billion, compared to $1.259 billion on December 31, 2001. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

     The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an adequate allowance for loan losses and regularly reviewing loans through the internal loan review process. The loan portfolio is diversified by borrower, purpose and industry and, in the case of credit card loans, which are unsecured, by geographic region. The Company seeks to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default. The Company uses the allowance for loan losses as a method to value the loan portfolio at its estimated collectable amount. Loans are regularly reviewed to facilitate the identification and monitoring of deteriorating credits.

     Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $420.4 million at September 30, 2002, or 32.8% of total loans, compared to $450.7 million, or 35.8% of total loans at December 31, 2001. The consumer loan decrease from December 31, 2001 to September 30, 2002, is the result of the Company's lower credit card portfolio and indirect lending activities, which was partially offset by an increase in student loans. The credit card portfolio decrease was primarily the result of a decline in the number of cardholder accounts, due to competitive pressure in the credit card industry combined with the seasonality for that product. The decline in indirect consumer loans was the result of zero percent car manufacturer incentives and a planned reduction by the Company of that product based on the risk-reward relationship. The increase in student loans was a result of greater demand for that product.

     Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $601.6 million at September 30, 2002, or 46.9% of total loans, compared to $571.3 million, or 45.4% of total loans at December 31, 2001. The real estate loan increase is the result of the acquisition of the Monticello branch location during the third quarter of 2002 combined with an improved demand for real estate loans.

     Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $243.0 million at September 30, 2002, or 19.0% of total loans, compared to $220.3 million, or 17.5% of total loans at December 31, 2001. The commercial loan increase from December 31, 2001 to September 30, 2002, is the result of seasonality in the Company's agricultural loan portfolio.

     The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.



Table 7:  Loan Portfolio

                                                                        September 30,          December 31,
(In thousands)                                                              2002                   2001
------------------------------------------------------------------------------------------------------------
Consumer
   Credit cards                                                    $        178,125       $        196,710
   Student loans                                                             83,028                 74,860
   Other consumer                                                           159,264                179,138
Real Estate
   Construction                                                              78,376                 83,628
   Single family residential                                                236,909                224,122
   Other commercial                                                         286,363                263,539
Commercial
   Commercial                                                               149,622                153,617
   Agricultural                                                              85,974                 60,794
   Financial institutions                                                     7,376                  5,861
Other                                                                        16,597                 16,515
                                                                   ----------------       ----------------

      Total loans                                                  $      1,281,634       $      1,258,784
                                                                   ================       ================

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

     At September 30, 2002, impaired loans were $13.6 million compared to $21.0 million at December 31, 2001. The decrease in impaired loans from December 31, 2001, primarily relates to the $2.6 million decrease in non-performing loans and a $4.8 million decrease of borrowers that are still performing, but for which management has internally identified as impaired. Management has evaluated the underlying collateral on these loans and has allocated specific reserves in order to absorb potential losses if the collateral were ultimately foreclosed.

     Table 8 presents information concerning non-performing assets, including nonaccrual loans and other real estate owned.

Table 8:  Non-performing Assets
                                                               September 30,                  December 31,
 (In thousands)                                                    2002                           2001
------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                         $        11,099                $        11,956
Loans past due 90 days or more
  (principal or interest payments)                                 1,291                          2,991
                                                         ----------------               ----------------
      Total non-performing loans                                  12,390                         14,947
                                                         ----------------               ----------------
Other non-performing assets
  Foreclosed assets held for sale                                  2,263                          1,084
  Other non-performing assets                                        406                            631
                                                         ----------------               ----------------
      Total other non-performing assets                            2,669                          1,715
                                                         ----------------               ----------------
          Total non-performing assets                    $        15,059                $        16,662
                                                         ================               ================

Allowance for loan losses to
  non-performing loans                                           175.04%                        137.12%
Non-performing loans to total loans                                0.97%                          1.19%
Non-performing assets to total assets                              0.77%                          0.83%


     Approximately $640,000 and $836,000 of interest income would have been recorded for the nine-month periods ended September 30, 2002 and 2001, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the nine-month periods ended September 30, 2002 and 2001.

ALLOWANCE FOR LOAN LOSSES

           An analysis of the allowance for loan losses is shown in Table 9.

Table 9:  Allowance for Loan Losses

(In thousands)                                                               2002                         2001
-----------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                         $         20,496             $        21,157
Loans charged off
   Credit card                                                                3,541                       3,258
   Other consumer                                                             1,729                       2,156
   Real estate                                                                1,203                       1,088
   Commercial                                                                 1,938                       1,793
                                                                   ----------------             ---------------
           Total loans charged off                                            8,411                       8,295
                                                                   ----------------             ---------------
Recoveries of loans previously charged off
   Credit card                                                                  481                         387
   Other consumer                                                               576                         583
   Real estate                                                                  224                         131
   Commercial                                                                   414                         149
                                                                   ----------------             ---------------
           Total recoveries                                                   1,695                       1,250
                                                                   ----------------             ---------------
   Net loans charged off                                                      6,716                       7,045
Allowance for loan losses of acquired branch                                    247                          --
Provision for loan losses                                                     7,661                       7,249
                                                                   ----------------             ---------------
Balance, September 30                                              $         21,688             $        21,361
                                                                   ================             ===============
Loans charged off
   Credit card                                                                                            1,173
   Other consumer                                                                                           907
   Real estate                                                                                              290
   Commercial                                                                                             1,683
           Total loans charged off                                                                        4,053

Recoveries of loans previously charged off
   Credit card                                                                                              128
   Other consumer                                                                                            85
   Real estate                                                                                               15
   Commercial                                                                                               251
                                                                                                ---------------
           Total recoveries                                                                                 479
                                                                                                ---------------
   Net loans charged off                                                                                  3,574
Provision for loan losses                                                                                 2,709
                                                                                                ---------------
Balance, end of year                                                                            $        20,496
                                                                                                ===============

     The amount of provision recorded to the allowance during the nine-month periods ended September 30, 2002 and 2001, and for the year ended 2001, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

DEPOSITS

     Deposits are the Company's primary source of funding for earning assets. The Company offers a variety of products designed to attract and retain customers, with the primary focus on core deposits.

     Total deposits as of September 30, 2002, were $1.614 billion, compared to $1.686 billion on December 31, 2001. The decrease in deposits from December 31, 2001 to September 30, 2002, is primarily attributable to a decrease in certificates of deposit. As of September 30, 2002, time deposits were $839.3 million, a decrease of $82.0 million over the $921.3 million reported as of December 31, 2001. The decrease in certificates of deposits was the result of a 2002 strategic decision made by the Company, which allowed those deposits to decrease in the same relationship as the decrease in earning assets.


CAPITAL

     At September 30, 2002, total capital reached $193.7 million. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At September 30, 2002, the Company's equity to asset ratio was 10.0% compared to 9.0% at year-end 2001.

     The Federal Reserve Board's risk-based capital guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At September 30, 2002, the leverage ratio and the Tier 1 capital ratio were 9.2% and 13.6%, respectively, while the Company's total risk-based capital ratio was 14.9%, all of which exceed the capital minimums established in the risk-based capital requirements.

     The Company's risk-based capital ratios at September 30, 2002 and December 31, 2001, are presented in Table 10.



Table 10:  Risk-Based Capital
                                                                                        September 30,        December 31,
(In thousands)                                                                              2002                 2001
--------------------------------------------------------------------------------------------------------------------------
Tier 1 capital
   Stockholders' equity                                                               $     193,650        $     182,363
   Trust preferred securities                                                                17,250               17,250
   Goodwill and Intangible assets                                                           (33,470)             (32,293)
   Unrealized (gain) loss on available-
      for-sale securities                                                                    (2,283)              (1,479)
   Other                                                                                       (854)                (881)
                                                                                      -------------        -------------

                Total Tier 1 capital                                                        174,293              164,960
                                                                                      -------------        -------------
Tier 2 capital
   Qualifying unrealized gain on
     available-for-sale equity securities                                                       342                  370
   Qualifying allowance for loan losses                                                      16,115               16,209
                                                                                      -------------        -------------

                Total Tier 2 capital                                                         16,457               16,579
                                                                                      -------------        -------------

                Total risk-based capital                                              $     190,750        $     181,539
                                                                                      =============        =============

Risk weighted assets                                                                  $   1,283,588        $   1,292,798
                                                                                      =============        =============

Assets for leverage ratio                                                             $   1,904,053        $   1,996,383
                                                                                      =============        =============
Ratios at end of year
      Leverage ratio                                                                          9.15%                8.26%
      Tier 1 capital                                                                         13.58%               12.76%
      Total risk-based capital                                                               14.86%               14.04%
Minimum guidelines
      Leverage ratio                                                                          4.00%                4.00%
      Tier 1 capital                                                                          4.00%                4.00%
      Total risk-based capital                                                                8.00%                8.00%


LIQUIDITY AND MARKET RISK MANAGEMENT

     During the nine months ended September 30, 2002, there were no material changes to the liquidity and market risk management disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

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

                            CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in 15 C. F. R. ' 240.13a-14(c) and 15 C. F. R. '240.15-14(c)) as of a date within ninety days prior to the filing of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                    BKD, LLP

                          Certified Public Accountants
                                200 East Eleventh
                              Pine Bluff, Arkansas


Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

     We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


Pine Bluff, Arkansas
November 1, 2002

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

                                                          Number
Identity(1)                 Date of Sale                 of Shares      Price(2)                         Type of Transaction
-----------------------------------------------------------------------------------------------------------------------------------
1 Officer        July, 2002                              300          20.5000                           Incentive Stock Option
1 Officer        July, 2002                              300          25.6667                           Incentive Stock Option
1 Officer        August, 2002                            100          24.4375                           Incentive Stock Option
1 Officer        September, 2002                         300          20.5000                           Incentive Stock Option


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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

       Exhibit 99.1 -        Certification - J. Thomas May, Chairman, President
                             and Chief Executive Officer

       Exhibit 99.2 -        Certification - Barry L. Crow, Chief Financial
                             Officer

b) Reports on Form 8-K

     The registrant filed Form 8-K on July 18, 2002. The report contained the text of a press release issued by the registrant concerning the announcement of third quarter earnings.

     The registrant filed Form 8-K on July 22, 2002. The report contained the text of a press release issued by the registrant concerning the purchase of the Monticello location from HEARTLAND Community Bank.

     The registrant filed Form 8-K on August 30, 2002. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

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


                                     SIMMONS FIRST NATIONAL CORPORATION
                                     ----------------------------------
                                               (Registrant)



Date:     November 1, 2002           /s/ J. Thomas May
                                     ------------------------------------------
                                     J. Thomas May, Chairman,
                                     President and Chief Executive Officer



Date:     November 1, 2002           /s/ Barry L. Crow
                                     ------------------------------------------
                                     Barry L. Crow, Executive Vice President
                                     and Chief Financial Officer

Form 10-Q             Index to Exhibits

Exhibit               Description

Exhibit 99.1 Certification - J. Thomas May, Chairman, President and Chief Executive Officer

Exhibit 99.2          Certification - Barry L. Crow, Chief Financial Officer

                                                                   Exhibit 99.1

                                  CERTIFICATION

I, J. Thomas May certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Simmons First National Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002                 /s/ J. Thomas May
     ------------------                 ---------------------------------------
                                        J. Thomas May, Chairman, President
                                        and Chief Executive Officer

                                                                   Exhibit 99.2

                                  CERTIFICATION

I, Barry L. Crow, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Simmons First National Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002                  /s/ Barry L. Crow
     ------------------                  --------------------------------------
                                         Barry L. Crow, Chief Financial Officer