Form 10-K
period 2002-12-31
SIMMONS FIRST NATIONAL CORP
filed 2003-02-13
CIK 90498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934 For the fiscal year ended: December 31, 2002
                                     OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The aggregate market value of common stock, par value $1.00 per share, held by non-affiliates on, February 04, 2003, was approximately $208,579,000.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes X  No
                                 -----  -----

The number of shares outstanding of the Registrant's Common Stock as of February 04, 2003 was 7,073,885.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on March 25, 2003.

                                 FORM 10-K INDEX

Part I
------

Item 1   Business..............................................................1
Item 2   Properties............................................................6
Item 3   Legal Proceedings.....................................................6
Item 4   Submission of Matters to a Vote of Security-Holders...................6


Part II
-------

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters.7
Item 6   Selected Consolidated Financial Data..................................8
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10
Item 7A  Quantitative and Qualitative Disclosures About Market Risk...........28
Item 8   Consolidated Financial Statements and Supplementary Data.............30
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................58


Part III
--------

Item 10  Directors and Executive Officers of the Company......................58
Item 11  Executive Compensation...............................................58
Item 12  Security Ownership of Certain Beneficial Owners and Management.......58
Item 13  Certain Relationships and Related Transactions.......................58

Part IV
-------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K......58
         Signatures...........................................................59
         Certifications.......................................................60

                                     PART I

ITEM 1.              BUSINESS

The Company and the Banks

           Simmons First National Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. The Gramm-Leach-Bliley-Act ("GLB Act") has substantially increased the financial activities that certain banks, bank holding companies, insurance companies and securities brokerage companies are permitted to undertake. Under the GLB Act, expanded activities in insurance underwriting, insurance sales, securities brokerage and securities underwriting not previously allowed for banks and bank holding companies are now permitted upon satisfaction of certain guidelines concerning management, capitalization and satisfaction of the applicable Community Reinvestment Act guidelines for the banks. Generally these new activities are permitted for bank holding companies whose banking subsidiaries are well managed, well capitalized and have at least a satisfactory rating under the Community Reinvestment Act. A bank holding company must apply to become a financial holding company and the Board of Governors of the Federal Reserve System must approve its application.

           The Company's application to become a financial holding company was approved by the Board of Governors on March 13, 2000. The Company has reviewed the new activities permitted under the Act. If the appropriate opportunity presents itself, the Company is interested in expanding into other financial services. However, at this time the Company has no definite plans to commence any of the new activities.

           The Company was the largest publicly traded bank holding company headquartered in Arkansas with consolidated total assets of $2.0 billion, consolidated loans of $1.3 billion, consolidated deposits of $1.6 billion and total equity capital of $198 million as of December 31, 2002. The Company owns seven community banks in Arkansas. The Company's banking subsidiaries conduct their operations through 65 offices located in 34 communities in Arkansas.

           Simmons First National Bank (the "Bank") is the Company's lead bank. The Bank is a national bank, which has been in operation since 1903. The Bank's primary market area, with the exception of its nationally provided credit card product, is Central and Western Arkansas. At December 31, 2002, the Bank had total assets of $1.0 billion, total loans of $619 million and total deposits of $829 million. Simmons First Trust Company N.A., a wholly owned subsidiary of the Bank, performs the Company's trust and fiduciary business operations.

           Simmons First Bank of Jonesboro ("Simmons/Jonesboro") is a state bank, which was acquired in 1984. Simmons/Jonesboro's primary market area is Northeast Arkansas. At December 31, 2002, Simmons/Jonesboro had total assets of $200 million, total loans of $155 million and total deposits of $182 million.

           Simmons First Bank of South Arkansas ("Simmons/South") is a state bank, which was acquired in 1984. Simmons/South's primary market area is Southeast Arkansas. During the second quarter of 2001, the Company made a strategic decision to consolidate the charters of its two smallest banking subsidiaries. The Company consolidated Simmons First Bank of Dumas into Simmons/South on December 7, 2001. At December 31, 2002, Simmons/South had total assets of $112 million, total loans of $67 million and total deposits of $100 million.

           Simmons First Bank of Northwest Arkansas ("Simmons/Northwest") is a state bank, which was acquired in 1995. Simmons/Northwest's primary market area is Northwest Arkansas. At December 31, 2002, Simmons/Northwest had total assets of $198 million, total loans of $139 million and total deposits of $172 million.

           Simmons First Bank of Russellville ("Simmons/Russellville") is a state bank, which was acquired in 1997. Simmons/Russellville's primary market area is Russellville, Arkansas. At December 31, 2002, Simmons/Russellville had total assets of $207 million, total loans of $120 million and total deposits of $153 million.

           Simmons First Bank of Searcy ("Simmons/Searcy") is a state bank, which was acquired in 1997. Simmons/Searcy's primary market area is Searcy, Arkansas. At December 31, 2002, Simmons/Searcy had total assets of $113 million, total loans of $72 million and total deposits of $86 million.

           Simmons First Bank of El Dorado, N.A. ("Simmons/El Dorado") is a national bank, which was acquired in 1999. Simmons/El Dorado's primary market area is South Central Arkansas. At December 31, 2002, Simmons/El Dorado had total assets of $170 million, total loans of $86 million and total deposits of $144 million.

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

           The Company has an independent loan review department. For the Bank, this department reviews the allowance for loan loss on a monthly basis, performs an independent loan analysis and prepares a detailed report on their analysis of the adequacy of the allowance for loan losses on a quarterly basis. This quarterly report is presented to the Bank's Board of Directors and the Company's Audit and Security Committee.

           The Board of Directors of the other subsidiary banks review the adequacy of their allowance for loan losses on a monthly basis giving consideration to past due loans, non-performing loans, other impaired loans and current economic conditions. Quarterly, the other subsidiary banks supply loan information to the Company's loan review department for their review. The loan review department prepares a detailed report of their analysis of the allowance for loan losses for each bank. This report is presented to the Company's Audit and Security Committee on a quarterly basis. On an annual basis, the loan review department performs an on-site detailed review of the loan files to verify the accuracy of information being supplied on a quarterly basis. All subsidiary banks, except for Simmons/South, receive this review on a semi-annual basis.

Growth Strategy

           The Company's growth strategy is to focus on the State of Arkansas with an emphasis on providing statewide coverage of financial services combined with continued investments in technology. More specifically, the Company is interested in strategic expansions by opening new financial centers or by acquisitions of banks in growth markets or in markets where we have an existing presence. For example, the Company is planning additional branch locations in the Little Rock metropolitan area during 2003. While these investments can be dilutive to earnings in the short-term, the Company believes they will reward shareholders in the intermediate and long-term.

           With an increased presence in Arkansas, ongoing investments in technology, and enhanced products and services, the Company is better positioned to meet the customer demands of the State of Arkansas.

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

Employees

           As of December 31, 2002, the Company and its subsidiaries had 977 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.


Executive Officers of the Company

           The following is a list of all executive officers of the Company. The Board of Directors elects executive officers annually.





NAME                           AGE        POSITION                                                     YEARS SERVED
-------------------------------------------------------------------------------------------------------------------

J. Thomas May                  56         Chairman, President and Chief Executive Officer              16
Barry L. Crow                  59         Executive Vice President and                                 31
                                          Chief Financial Officer
James P. Powell                62         Senior Vice President and Auditor (retired 12-31-02)         28
Tommie K. Jones                55         Senior Vice President and Human                              28
                                          Resources Director
Robert A. Fehlman              38         Senior Vice President and Controller                         14
John L. Rush                   68         Secretary                                                    35


Board of Directors of the Company



           The following is a list of the Board of Directors of the Company, along with their principal occupation.

NAME                                      PRINCIPAL OCCUPATION
--------------------------------------------------------------------------------

William E. Clark                          Chairman and Chief Executive Officer
                                          CDI Contractors, LLC
Lara F. Hutt, III                         President
                                          Hutt Building Material Company, Inc.
George A. Makris, Jr.                     President
                                          M.K. Distributors, Inc.
J. Thomas May                             Chairman, President and
                                          Chief Executive Officer Simmons First
                                          National Corporation
David R. Perdue                           Vice President
                                          JDR, Inc.
Harry L. Ryburn, D.D.S.                   Orthodontist
Henry F. Trotter, Jr.                     President
                                          Trotter Ford, Lincoln, Mercury,
                                          Toyota, KIA

SUPERVISION AND REGULATION

The Company

           The Company, as a bank holding company, is subject to both federal and state regulation. Under federal law, a bank holding company generally must obtain approval from the Board of Governors of the Federal Reserve System ("FRB") before acquiring ownership or control of the assets or stock of a bank or a bank holding company. Prior to approval of any proposed acquisition, the FRB will review the effect on competition of the proposed acquisition, as well as other regulatory issues.

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

Subsidiary Banks

           Simmons First National Bank, Simmons/El Dorado and Simmons First Trust Company N.A., as national banking associations, are subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States ("OCC"). Simmons/Jonesboro, Simmons/South and Simmons/Northwest, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation ("FDIC") and the Arkansas State Bank Department. Simmons/Russellville and Simmons/Searcy, as state chartered member banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Reserve Board and the Arkansas State Bank Department. The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount, which may be lent to a single borrower.

           Prior to passage of the GLB Act in 1999, the subsidiary banks, with numerous exceptions, were subject to the application of the laws of the State of Arkansas, which included the limitation of the maximum permissible interest rate on loans. The Arkansas limitation for general loans was 5% over the Federal Reserve Discount Rate, with an additional maximum limitation of 17% per annum for consumer loans and credit sales. Certain loans secured by first liens on residential real estate and certain loans controlled by federal law (e.g., guaranteed student loans, SBA loans, etc.) were exempt from this limitation; however, a very substantial portion of the loans made by the subsidiary banks, including all credit card loans, have historically been subject to this limitation. The GLB Act included a provision which would set the maximum interest rate on loans made in Arkansas, by banks with Arkansas as their Home State, at the greater of the rate authorized by Arkansas law or the highest rate permitted by any of the out-of-state banks which maintain branches in Arkansas. An action was brought in the Western District of Arkansas, attacking the validity of the statute in 2000. Subsequently, the District Court issued a decision upholding the statute. Furthermore, during October 2001, the Eighth Circuit Court of Appeals upheld that statute. Thus, in the fourth quarter of 2001, the Company began to implement the changes permitted by the GLB Act.

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

Risk-Weighted Capital Requirements for the Company and the Banks

           Since 1993, banking organizations (including bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. A well-capitalized institution is one that has at least a 10% "total risk-based capital" ratio. For a tabular summary of the Company's risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" and Note 19 of the Notes to Consolidated Financial Statements.

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

ITEM 2.              PROPERTIES

           The principal offices of the Company and the Bank consist of an eleven-story office building and adjacent office space, located in the central business district of the city of Pine Bluff, Arkansas. The building and adjacent office space is comprised of approximately 119,000 square feet of usable floor space, approximately 7,000 square feet of which is leased to a tenant as office space.

           The Company and its subsidiaries own or lease additional offices throughout the State of Arkansas. As of December 31, 2002, the Company's seven banks are conducting financial operations from 65 offices in 34 communities throughout Arkansas.

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


                                                                                                          Quarterly
                                                                 Price Per                                Dividends
                                                               Common Share                              Per Common
                                                           High              Low                            Share
----------------------------------------------------------------------------------------------------------------------------

2002

1st quarter                                             $  33.06       $  31.28                           $   0.23
2nd quarter                                                42.59          32.50                               0.24
3rd quarter                                                41.13          33.90                               0.24
4th quarter                                                38.44          34.40                               0.25

2001

1st quarter                                             $  24.31       $  22.25                           $   0.21
2nd quarter                                                34.30          22.88                               0.22
3rd quarter                                                37.80          31.70                               0.22
4th quarter                                                34.40          31.60                               0.23




           At December 31, 2002, the Common Stock was held of record by approximately 1,381 stockholders. On February 04, 2003, the last sale price for the Common Stock as reported by The Nasdaq Stock Market(R) was $34.85 per share.

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

           The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank and Simmons/El Dorado in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Northwest, Simmons/South, Simmons/Russellville and Simmons/Searcy regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2002, approximately $14 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition-Liquidity and Market Risk Management," and Note 19 of Notes to Consolidated Financial Statements.

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



                                                             Number
Identity            Date of Sale                           of Shares        Price(1)                        Type of Transaction
------------------------------------------------------------------------------------------------------------------------------------

1 Officer         October, 2002                                 600          $20.5000                    Incentive Stock Option
1 Officer         October, 2002                                 600           25.6667                    Incentive Stock Option
1 Officer         November, 2002                                300           15.5833                    Incentive Stock Option
1 Officer         November, 2002                              3,000           19.3330                    Incentive Stock Option
5 Officers        November, 2002                              1,650           20.5000                    Incentive Stock Option
13 Officers       November, 2002                              5,850           25.6667                    Incentive Stock Option
3 Officers        December, 2002                              1,500           20.5000                    Incentive Stock Option
1 Officer         December, 2002                              1,200           25.6667                    Incentive Stock Option


________
Notes:

1. The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer. The price paid and number of shares issued have been adjusted to reflect the effect of the 50% stock dividend paid on December 6, 1996.


Forward Looking Statements

           Statements in this 10-K that are not historical facts should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are the Company's current estimates or expectations of future events or future results. As such, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include variations in management projections or market forecasts and the actions that management could take in response to these changes.

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

           Forward-looking statements speak only as of the date they are made. The Company will not update forward-looking statements to reflect factual assumptions, circumstances or events, which have changed after a forward-looking statement was made.

ITEM 6:              SELECTED CONSOLIDATED FINANCIAL DATA

           The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this Annual Report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 were derived from consolidated financial statements of the Company, which were audited by BKD, LLP. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.


------------------------------------------------------------------------------------------------------------------------------------

                                               SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                 Years Ended December 31 (1)
(In thousands,                                            --------------------------------------------------------------------------
except per share data)                                         2002           2001            2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------

Income statement data:
   Net interest income                                    $   75,708     $   67,405     $    67,061     $   64,731     $    60,466
   Provision for loan losses                                  10,223          9,958           7,531          6,551           8,309
   Net interest income after provision
      for loan losses                                         65,485         57,447          59,530         58,180          52,157
   Non-interest income                                        35,303         33,569          30,355         28,277          33,635
   Non-interest expense                                       69,013         68,130          62,556         61,929          62,639
   Provision for income taxes                                  9,697          6,358           8,460          7,360           6,666
   Net income                                                 22,078         16,528          18,869         17,168          16,487

Per share data:
   Basic earnings                                               3.12            2.33           2.59            2.35           2.28
   Diluted earnings                                             3.07            2.31           2.58            2.33           2.24
   Book value                                                  27.95           25.73          24.14           21.78          20.77
   Dividends                                                    0.96            0.88           0.80            0.72           0.64

Balance sheet data at period end:
   Assets                                                   1,977,579       2,016,918      1,912,493      1,697,430       1,687,010
   Loans                                                    1,257,305       1,258,784      1,294,710      1,113,635       1,034,462
   Allowance for loan losses                                   21,948          20,496         21,157         17,085          16,812
   Deposits                                                 1,619,196       1,686,404      1,605,586      1,410,633       1,381,003
   Long-term debt                                              54,282          42,150         41,681         46,219          49,899
   Stockholders' equity                                       197,605         182,363        173,343        159,371         150,384

Capital ratios at period end:
   Stockholders' equity to
      total assets                                             9.99%          9.04%           9.06%          9.39%           8.91%
   Leverage (2)                                                9.29%          8.26%           8.41%          9.10%           8.39%
   Tier 1                                                     14.02%         12.76%          11.97%         13.67%          12.81%
   Total risk-based                                           15.30%         14.04%          13.26%         14.96%          14.06%

Selected ratios:
   Return on average assets                                    1.12%          0.84%           1.05%          1.02%           1.00%
   Return on average equity                                   11.56%          9.23%          11.33%         10.92%          11.31%
   Net interest margin (3)                                     4.37%          3.92%           4.24%          4.41%           4.17%
   Allowance/nonperforming loans                             179.07%        137.12%         192.97%        167.37%         167.30%
   Allowance for loan losses as a
      percentage of period-end loans                           1.75%          1.63%           1.63%          1.53%           1.63%
   Nonperforming loans as a percentage
      of period-end loans                                      0.97%          1.19%           0.85%          0.92%           0.97%
   Net charge-offs as a percentage
      of average total assets                                  0.46%          0.54%           0.34%          0.37%           0.41%
   Dividend payout                                            30.75%         37.76%          30.85%         31.26%          29.83%
____________________________________________________________________________________________________________________________________

(1) The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report.
(2) Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investments.
(3) Fully taxable equivalent (assuming an effective income tax rate of 37.5% for 2002 through 1999 and 36.25% for 1998).


                                       9

Item 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

2002 Overview
--------------------------------------------------------------------------------

           Simmons First National Corporation recorded record earnings of $22,078,000, or $3.07 diluted earnings per share for the twelve-month period ended December 31, 2002. These earnings reflect an increase of $5,550,000, or $0.76 per share from the December 31, 2001 earnings of $16,528,000, or $2.31 diluted earnings per share. The increase in earnings over last year is primarily attributable to a significant improvement in the Company's net interest margin and the elimination of the amortization of goodwill required by the Financial Accounting Standards Board. The Company's return on average assets and return on average stockholders' equity for the year ended December 31, 2002, was 1.12% and 11.56%, compared to 0.84% and 9.23%, respectively, for the year ended 2001.

           Total assets for the Company at December 31, 2002, were $2.0 billion, a decrease of $39 million, or 2.0%, over the same figure at December 31, 2001. Stockholders' equity at December 31, 2002, was $197.6 million, a $15.2 million, or 8.4%, increase from December 31, 2001.

           Asset quality improved during the year ended 2002. The allowance for loan losses as a percent of total loans equaled 1.75% at December 31, 2002, compared to 1.63% at December 31, 2001. As of December 31, 2002, non-performing loans equaled 0.97% of total loans compared to 1.19% as of year-end 2001. At year-end 2002, the allowance for loan losses equaled 179% of non-performing loans compared to 137% at year-end 2001.

           Simmons First National Corporation is an Arkansas-based, Arkansas-committed financial holding company, with community banks in Pine Bluff, Jonesboro, Lake Village, Rogers, Russellville, Searcy and El Dorado, Arkansas. The Company's seven banks conduct financial operations from 65 offices in 34 communities throughout Arkansas.

Acquisitions
--------------------------------------------------------------------------------

           On July 19, 2002, the Company expanded its coverage in South Arkansas with the purchase of the Monticello location from HEARTLAND Community Bank. Simmons First Bank of South Arkansas, a wholly owned subsidiary of the Company, acquired the Monticello office. As of July 19, 2002, the new location had total loans of $8 million and total deposits of $13 million. As a result of this transaction, the Company recorded additional goodwill and core deposits of $1,058,000 and $217,000, respectively.

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


Sale of Mortgage Servicing
--------------------------------------------------------------------------------

           On June 30, 1998, the Company sold its $1.2 billion residential mortgage-servicing portfolio. As a result of this sale, the Company established a $1.0 million reserve for potential liabilities under certain representations and warranties on the sale date. The balance for this reserve was $907,000 as of December 31, 2002. The potential liability for the representations and warranties for the mortgage-servicing sale will expire on June 30, 2003 and until that time the buyer has the ability to make claims on the entire balance. As such, management believes it is necessary to maintain the reserve until the term expires. If there is a remaining balance in the representations and warranties reserve, it will be reflected as an additional gain on sale of mortgage servicing on the expiration date.

Stock Repurchase
--------------------------------------------------------------------------------

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

           During the twelve-month period ended December 31, 2002, the Company repurchased 30,000 common shares of stock with a weighted average repurchase price of $32.65 per share. As of December 31, 2002, the Company has repurchased a total of 331,000 common shares of stock under its current program, with a weighted average repurchase price of $23.71 per share. Upon completion of the current plan, the Company expects to renew the repurchase program.

Net Interest Income
--------------------------------------------------------------------------------

           Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50% for 2002, 2001 and 2000, respectively).

           The year ended 2002 represents the first full year that the Company was able to fully utilize the changes in the Arkansas usury law made possible through the Gramm-Leach-Bliley Act, which was confirmed by the Eighth Circuit Court of Appeals in October 2001. This ability to reprice the loan portfolio, coupled with the ongoing repricing of the deposit base that was driven by the Federal Reserve's lowering of interest rates, has enabled the Company to achieve considerable improvement in both net interest income and net interest margin.

           For the year ended December 31, 2002, net interest income on a fully taxable equivalent basis was $79.0 million, an increase of $8.4 million, or 12.0%, from the same period in 2001. The increase in net interest income was the result of a $19.6 million decrease in fully taxable equivalent interest income and a $28.0 million decrease in interest expense. The decrease in interest income was the result of a lower yield earned on earning assets. The decrease in interest expense was the result of a lower cost of funds. The net interest margin improved 45 basis points to 4.37% for the year ended December 31, 2002, when compared to 3.92% for the same period in 2001.

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

           Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2002, 2001 and 2000, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2002 versus 2001 and 2001 versus 2000.




Table 1:   Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)


                                                                                              Years Ended December 31
                                                                              ------------------------------------------------------
(In thousands)                                                                    2002                 2001                2000
------------------------------------------------------------------------------------------------------------------------------------

Interest income                                                               $   116,142         $    135,868         $   136,590
FTE adjustment                                                                      3,325                3,183               2,909
                                                                              -----------         ------------         -----------

Interest income - FTE                                                             119,467              139,051             139,499
Interest expense                                                                   40,434               68,463              69,529
                                                                              -----------         ------------         -----------


Net interest income - FTE                                                     $    79,033         $     70,588         $    69,970
                                                                               ==========          ===========          ==========

Yield on earning assets - FTE                                                        6.61%                7.72%               8.46%

Cost of interest bearing liabilities                                                 2.64%                4.41%               4.89%

Net interest spread - FTE                                                            3.97%                3.31%               3.57%

Net interest margin - FTE                                                            4.37%                3.92%               4.24%


Table 2:   Changes in Fully Taxable Equivalent Net Interest Margin




(In thousands)                                                                                      2002 vs. 2001      2001 vs.2000
------------------------------------------------------------------------------------------------------------------------------------


(Decrease) increase due to change in earning assets                                             $      (1,325)       $      10,723
Decrease due to change in earning asset yields                                                        (18,259)             (11,171)
Increase due to change in interest rates paid on
      interest bearing liabilities                                                                     25,010                7,333
Increase (decrease) due to change in interest bearing liabilities                                       3,019               (6,267)
                                                                                                -------------        -------------

Increase in net interest income                                                                 $       8,445        $         618
                                                                                                 ============         ============



           Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2002. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:   Average Balance Sheets and Net Interest Income Analysis



                                                                              Years Ended December 31
                                     -----------------------------------------------------------------------------------------------
                                                       2002                            2001                          2000
                                     -------------------------------  ------------------------------   -----------------------------
                                         Average     Income/  Yield/      Average    Income/  Yield/      Average   Income/  Yield/
(In thousands)                           Balance     Expense  Rate(%)     Balance    Expense  Rate(%)     Balance   Expense  Rate(%)
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
------
Earning Assets
Interest bearing balances
   due from banks                    $    41,314   $     650    1.57 $    44,238   $   1,472    3.33  $     14,495 $     890    6.14
Federal funds sold                        65,199         996    1.53      52,742       1,877    3.56        22,170     1,366    6.16
Investment securities - taxable          311,476      13,094    4.20     271,864      15,053    5.54       290,942    18,164    6.24
Investment securities - non-taxable      119,388       8,310    6.96     121,068       8,591    7.10       113,047     8,062    7.13
Mortgage loans held for sale              16,560       1,007    6.08      18,486       1,143    6.18         7,285       542    7.44
Assets held in trading accounts            1,784          88    4.93         786          38    4.83         1,507        95    6.30
Loans                                  1,251,072      95,322    7.62   1,291,808     110,877    8.58     1,199,288   110,380    9.20
                                     -----------   ---------         -----------   ---------          ------------ ---------
   Total interest earning assets       1,806,793     119,467    6.61   1,800,992     139,051    7.72     1,648,734   139,499    8.46
                                                   ---------                       ---------                       ---------
Non-earning assets                       156,551                         158,956                           145,280
                                     -----------                     -----------                      ------------

   Total assets                      $ 1,963,344                     $ 1,959,948                      $  1,794,014
                                      ==========                      ==========                       ===========


LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------

Liabilities
Interest bearing liabilities
   Interest bearing transaction
      and savings deposits           $   540,454   $   6,304    1.17 $   470,708   $  10,008     2.13 $    444,879 $  12,816    2.88
   Time deposits                         859,542      29,503    3.43     948,172      51,948     5.48      860,269    49,055    5.70
                                      -----------   ---------         -----------   ---------          ------------ ---------
      Total interest bearing deposits  1,399,996      35,807    2.56   1,418,880      61,956     4.37    1,305,148    61,871    4.74


Federal funds purchased and
   securities sold under agreement
   to repurchase                          78,518       1,198    1.53      82,371       2,874     3.49       64,304     3,669    5.71
Other borrowed funds
   Short-term debt                         5,435         110    2.02       7,413         333     4.49        9,371       516    5.51
   Long-term debt                         47,117       3,319    7.04      42,275       3,300     7.81       43,255     3,473    8.03
                                      -----------   ---------         -----------   ---------          ------------ ---------
      Total interest bearing
        liabilities                    1,531,066      40,434    2.64   1,550,939      68,463     4.41    1,422,078    69,529    4.89
                                                    ---------                       ---------                       ---------


Non-interest bearing liabilities
   Non-interest bearing deposits         226,128                         211,052                           188,220
Other liabilities                         15,203                          18,848                            17,199
                                     -----------                     -----------                      ------------
   Total liabilities                   1,772,397                       1,780,839                         1,627,497
Stockholders' equity                     190,947                         179,109                           166,517
                                     -----------                     -----------                      ------------
   Total liabilities and
      stockholders' equity           $ 1,963,344                     $ 1,959,948                      $  1,794,014
                                      ==========                      ==========                       ===========
Net interest spread                                             3.97                             3.31                           3.57
Net interest margin                                $  79,033    4.37               $  70,588     3.92              $  69,970    4.24
                                                    ========                        ========                        ========




           Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 2002 and 2001, as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:   Volume/Rate Analysis


                                                                         Years Ended December 31
                                               ------------------------------------------------------------------------------
                                                            2002 over 2001                         2001 over 2000
                                               -------------------------------------   --------------------------------------
(In thousands, on a fully                                       Yield/                                 Yield/
 taxable equivalent basis)                        Volume         Rate         Total       Volume        Rate         Total
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in

Interest income
   Interest bearing balances
      due from banks                               $     (91) $     (731)   $    (822)   $   1,143    $    (561)   $     582
   Federal funds sold                                    369      (1,250)        (881)       1,275         (764)         511
    Investment securities - taxable                    1,994      (3,953)      (1,959)      (1,141)      (1,970)      (3,111)
    Investment securities - non-taxable                 (118)       (163)        (281)         569          (40)         529
   Mortgage loans held for sale                         (117)        (19)        (136)         707         (106)         601
   Assets held in trading accounts                        49           1           50          (39)         (18)         (57)
   Loans                                              (3,411)    (12,144)     (15,555)       8,209       (7,712)         497
                                                   ---------   ---------    ---------    ---------    ---------    ---------

   Total                                              (1,325)    (18,259)     (19,584)      10,723      (11,171)        (448)
                                                   ---------   ---------      -------   ----------   -----------    --------

Interest expense
   Interest bearing transaction and
      savings deposits                                 1,318      (5,022)      (3,704)         709       (3,517)      (2,808)
   Time deposits                                      (4,493)    (17,952)     (22,445)       4,870       (1,977)       2,893
   Federal funds purchased
      and securities sold under
      agreements to repurchase                          (129)     (1,547)      (1,676)         863       (1,658)        (795)
   Other borrowed funds
      Short-term debt                                    (73)       (150)        (223)         (97)         (86)        (183)
      Long-term debt                                     358        (339)          19          (78)         (95)        (173)
                                                   ---------     -------    ---------    ---------    ---------    ---------

   Total                                              (3,019)    (25,010)     (28,029)       6,267       (7,333)      (1,066)
                                                   ---------   ---------    ---------    ---------    ---------    ---------
Increase (decrease) in
    net interest income                            $   1,694  $    6,751    $   8,445    $   4,456    $  (3,838)   $     618
                                                    ========   =========     ========     ========     ========     ========



Provision for Loan Losses
--------------------------------------------------------------------------------

           The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for 2002, 2001 and 2000 was $10.2, $10.0 and $7.5 million, respectively. During the reporting year ended 2001, the Company experienced an increase in classified assets at one community bank subsidiary. Thus, the Company increased the provision for loan losses at that subsidiary during the year ended 2001. While the Company's asset quality improved during 2002, there continued to be significant uncertainties in the United States economy and concerns over the downturn in the catfish industry that affects one of the Company's community banks. For that reason, management continued with an increased level of provision during 2002.

Non-Interest Income
--------------------------------------------------------------------------------

           Total non-interest income was $35.3 million in 2002, compared to $33.6 million in 2001 and $30.4 million in 2000. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

           Table 5 shows non-interest income for the years ended December 31, 2002, 2001 and 2000, respectively, as well as changes in 2002 from 2001 and in 2001 from 2000.

Table 5:   Non-Interest Income



                                                  Years Ended December 31                2002                     2001
                                                  -----------------------            Change from              Change from
(In thousands)                                 2002         2001        2000              2001                    2000
----------------------------------------------------------------------------------------------------------------------------

Trust income                              $    5,258  $     5,409 $     5,282   $    (151)    -2.79%   $       127      2.40%
Service charges on deposit accounts           10,084        8,951       7,998       1,133     12.66            953     11.92
Other service charges and fees                 1,450        1,588       1,610        (138)    -8.69            (22)    -1.37
Income on sale of mortgage loans,
    net of commissions                         3,792        3,148       1,727         644     20.46          1,421     82.28
Income on investment banking,
    net of commissions                         1,087          957         453         130     13.58            504    111.26
Credit card fees                              10,161       10,485      10,522        (324)    -3.09            (37)    -0.35
Other income                                   3,481        3,020       2,763         461     15.26            257      9.30
(Loss) gain on sale of securities, net           (10)          11          --         (21)  -190.91             11     --
                                          ----------  ----------- -----------    --------              -----------
      Total non-interest income           $   35,303  $    33,569 $    30,355   $   1,734      5.17%   $     3,214     10.59%
                                           =========   ==========  ==========    ========               ==========



           Recurring fee income for 2002 was $27.0 million, an increase of $520,000, or 2.0%, when compared with the 2001 figures. This increase was attributable to the growth in service charges on deposit accounts offset by the decease in trust fees and credit card fees. The increase in service charges on deposit accounts for 2002 is the result of an improved fee structure. The decrease in trust fees was primarily the result of lower market valuations in the managed assets of the Trust Company, which was driven by the downturn in the market conditions of the United States. While the decrease in credit card fees is the result of increased competitive pressures for that product, which has resulted in a decline of the Company's credit card portfolio.

           Recurring fee income for 2001 was $26.4 million, an increase of $1.0 million, or 4.0%, when compared with the 2000 figures. This increase was primarily attributable to the growth in service charges on deposit accounts. The increase in service charges on deposit accounts for 2001 is the result of internal deposit growth, an improved fee structure and the acquisition completed during July 2000.

           During the years ended December 31, 2002 and 2001, income on the sale of mortgage loans and income on investment banking increased $774,000 and $1,925,000, respectively, from the years ended in 2001 and 2000. These increases were the result of a higher volume for those products during 2002 and 2001. The lower interest rate environment during 2002 and 2001 primarily drove the volume increases.

           During the year ended December 31, 2002, the Company recorded several items in other income that are of a non recurring nature. These items included a gain on the sale one of the Company's branch facilities in the Northwest Arkansas area and higher than normal interest recoveries from interest charged off in prior years.

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

           Non-interest expense for 2002 was $69.0 million, an increase of $883,000 or 1.3%, from 2001. The relatively flat non-interest expense is primarily due to the increase in salary and employee benefits offset by the decrease in the amortization of goodwill and other intangibles. The salary and employee benefits increase is associated with normal salary adjustments, increased cost of health insurance, the opening of a new downtown financial center in Little Rock, during 2001, and a change in the Company's vacation policy. The vacation policy change created a special non-cash expense of $189,000 during the first quarter of 2002. The decrease in the amortization of intangibles was due to the Company adopting the Financial Accounting Standards Board SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. The new rule eliminated most of the Company's amortization.

           Non-interest expense for 2001 was $68.1 million, an increase of $5.6 million or 8.9%, from 2000. This increase reflects the Company's commitment to investment in technology and branch infrastructure, the normal increased cost of doing business and the acquisition completed during July 2000.

           Table 6 below shows non-interest expense for the years ended December 31, 2002, 2001 and 2000, respectively, as well as changes in 2002 from 2001 and in 2001 from 2000.

Table 6:   Non-Interest Expense




                                                  Years Ended December 31                2002                   2001
                                                  -----------------------            Change from            Change from
(In thousands)                                 2002         2001        2000             2001                   2000
----------------------------------------------------------------------------------------------------------------------------

Salaries and employee benefits            $   40,039  $   36,218  $    33,544   $  3,821      10.55%   $   2,674       7.97%
Occupancy expense, net                         4,747       4,610        3,873        137       2.97          737      19.03
Furniture and equipment expense                5,434       5,251        5,246        183       3.49            5       0.10
Loss on foreclosed assets                        177         366          254       (189)    -51.64          112      44.09
Other operating expenses
   Professional services                       1,877       1,759        1,532        118       6.71          227      14.82
   Postage                                     1,881       2,016        2,057       (135)     -6.70          (41)     -1.99
   Telephone                                   1,542       1,530        1,417         12       0.78          113       7.97
   Credit card expenses                        1,933       1,808        1,704        125       6.91          104       6.10
   Operating supplies                          1,385       1,632        1,501       (247)    -15.13          131       8.73
   FDIC insurance                                296         306          299        (10)     -3.27            7       2.34
   Amortization of goodwill, core
      deposits and other intangibles              78       3,024        2,811     (2,946)    -97.42          213       7.58
   Other expense                               9,624       9,610        8,318         14       0.15        1,292      15.53
                                          ----------  ----------  -----------   --------               ---------
      Total non-interest expense          $   69,013  $   68,130  $    62,556   $    883       1.30%   $   5,574       8.91%
                                           =========   =========   ==========    =======                ========



Income Taxes
--------------------------------------------------------------------------------

           The provision for income taxes for 2002 was $9.7 million, compared to $6.4 million in 2001 and $8.5 million in 2000. The effective income tax rates for the years ended 2002, 2001 and 2000 were 30.5%, 27.8% and 31.0%, respectively.



Loan Portfolio
--------------------------------------------------------------------------------

           The Company's loan portfolio averaged $1.251 billion during 2002 and $1.292 billion during 2001. As of December 31, 2002, total loans were $1.257 billion, compared to $1.259 billion on December 31, 2001. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

           Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $417.4 million at December 31, 2002, or 33.2% of total loans, compared to $450.7 million, or 35.8% of total loans at December 31, 2001. The consumer loan decrease from 2001 to 2002 is the result of a decline in credit cards and indirect lending, which was offset by an increase in student loans. The credit card portfolio decrease was primarily the result of a decline in the number of cardholder accounts, due to competitive pressure in the credit card industry. The decline in indirect consumer loans was the result of special finance incentives from car manufacturers and a planned reduction by the Company of that product based on the risk-reward relationship. The increase in student loans was a result of greater demand for that product.

           Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $614.4 million at December 31, 2002, or 48.9% of total loans, compared to $571.3 million, or 45.4% of total loans at December 31, 2001. The real estate loan increase is the result of the acquisition of the Monticello branch location during the third quarter of 2002 combined with an improved demand for real estate loans.

           Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $209.8 million at December 31, 2002, or 16.7% of total loans, which is comparable to the $220.3 million, or 17.5% of total loans at December 31, 2001.

           The amounts of loans outstanding at the indicated dates are reflected in table 7, according to type of loan.



Table 7:             Loan Portfolio


                                                                              Years Ended December 31
                                                 ---------------------------------------------------------------------------
(In thousands)                                         2002           2001            2000           1999            1998
----------------------------------------------------------------------------------------------------------------------------

Consumer
   Credit cards                                  $     180,439   $     196,710  $     197,567   $    187,242   $     165,622
   Student loans                                        83,890          74,860         67,145         66,739          66,134
   Other consumer                                      153,103         179,138        192,595        181,380         155,767
Real Estate
   Construction                                         90,736          83,628         69,169         53,925          63,037
   Single family residential                           233,193         224,122        244,377        202,886         194,174
   Other commercial                                    290,469         263,539        287,170        240,259         223,368
Commercial
   Commercial                                          144,678         153,617        161,134        137,827         112,800
   Agricultural                                         58,585          60,794         57,164         35,337          40,706
   Financial institutions                                6,504           5,861          2,339          3,165           5,656
Other                                                   15,708          16,515         16,050          4,875           7,198
                                                  ------------  --------------  -------------   ------------    ------------

      Total loans                                 $  1,257,305  $    1,258,784  $   1,294,710   $  1,113,635   $   1,034,462
                                                   ===========   =============   ============    ===========    ============


           Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2002.



Table 8:   Maturity and Interest Rate Sensitivity of Loans


                                                                        Over 1
                                                                         year
                                                         1 year         through            Over
(In thousands)                                           or less        5 years           5 years         Total
------------------------------------------------------------------------------------------------------------------

Consumer                                            $    342,817     $     74,177      $      438    $     417,432
Real estate                                              255,464          334,433          24,501          614,398
Commercial                                               166,231           40,508           3,028          209,767
Other                                                      7,703            5,304           2,701           15,708
                                                     -----------     ------------      ----------    -------------

      Total                                         $    772,215     $    454,422      $   30,668    $   1,257,305
                                                     ===========      ===========       =========     ============


Predetermined rate                                  $    462,270     $    399,166      $   17,031    $     878,467
Floating rate                                            309,945           55,256          13,637          378,838
                                                    ------------     ------------      ----------    -------------

      Total                                         $    772,215     $    454,422      $   30,668    $   1,257,305
                                                     ===========      ===========       =========     ============



Asset Quality
--------------------------------------------------------------------------------

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

           Table 9 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.



Table 9:   Non-performing Assets


                                                                              Years Ended December 31
                                                    ------------------------------------------------------------------------
(In thousands)                                         2002             2001           2000          1999            1998
----------------------------------------------------------------------------------------------------------------------------

Nonaccrual loans                                    $   10,443     $    11,956     $    8,212     $    7,666      $    6,959
Loans past due 90 days or more
   (principal or interest payments)                      1,814           2,991          2,752          2,542           2,972
Restructured                                                --              --             --             --             118
                                                    ----------     -----------     ----------     ----------       ---------
      Total non-performing loans                        12,257          14,947         10,964         10,208          10,049
                                                    ----------     -----------     ----------     ----------      ----------

Other non-performing assets
   Foreclosed assets held for sale                       2,705           1,084          1,104            747           2,156
   Other non-performing assets                             426             631            196             56              29
                                                    ----------     -----------     ----------     ----------      ----------
      Total other non-performing assets                  3,131           1,715          1,300            803           2,185
                                                    ----------     -----------     ----------     ----------      ----------

       Total non-performing assets                  $   15,388     $    16,662     $   12,264     $   11,011      $   12,234
                                                     =========      ==========      =========      =========       =========

Allowance for loan losses to
   non-performing loans                                179.07%         137.12%        192.97%        167.37%         167.30%
Non-performing loans to total loans                      0.97%           1.19%          0.85%          0.92%           0.97%
Non-performing assets to total assets                    0.78%           0.83%          0.64%          0.65%           0.73%




           Approximately $796,000, $1,026,000 and $756,000 of interest income would have been recorded for the periods ended December 31, 2002, 2001and 2000, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2002, 2001 and 2000.

           A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and nonaccrual loans) and certain loans identified by management.

           At December 31, 2002, impaired loans were $14.6 million compared to $21.0 million in 2001. The decrease in impaired loans from December 31, 2001, primarily relates to the $2.7 million decrease in non-performing loans and a $3.7 million decrease of borrowers that are still performing, but for which management has internally identified as impaired. Management has evaluated the underlying collateral on these loans and has allocated specific reserves in order to absorb potential losses if the collateral were ultimately foreclosed

Allowance for Loan Losses
--------------------------------------------------------------------------------

           An analysis of the allowance for loan losses for the last five years is shown in table 10.



Table 10:  Allowance for Loan Losses


(In thousands)                                          2002            2001           2000          1999            1998
------------------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                            $    20,496     $   21,157     $    17,085     $   16,812     $   15,215
                                                       ----------      ---------      ----------      ---------      ---------

Loans charged off
   Credit card                                              4,703          4,431           3,384          3,156          3,734
   Other consumer                                           2,320          3,063           2,349          2,419          1,398
   Real estate                                              1,813          1,378             606            621          1,272
   Commercial                                               2,310          3,476           1,410          1,498          1,367
                                                      -----------     ----------     -----------     ----------      ---------
           Total loans charged off                         11,146         12,348           7,749          7,694          7,771
                                                      -----------     ----------     -----------     ----------     ----------

Recoveries of loans previously charged off
   Credit card                                                640            515             468            444            398
   Other consumer                                             677            668             800            588            291
   Real estate                                                253            146              92            231            121
   Commercial                                                 558            400             325            153            249
                                                      -----------     ----------     -----------     ----------     ----------
           Total recoveries                                 2,128          1,729           1,685          1,416          1,059
                                                      -----------     ----------     -----------     ----------     ----------

   Net loans charged off                                    9,018         10,619           6,064          6,278          6,712
Allowance for loan losses of
   acquired institutions                                      247             --           2,605             --             --
Provision for loan losses                                  10,223          9,958           7,531          6,551          8,309
                                                      -----------     ----------     -----------     ----------     ----------


Balance, end of year                                  $    21,948     $   20,496     $    21,157     $   17,085     $   16,812
                                                       ==========      =========      ==========      =========      =========

Net charge-offs to average loans                            0.72%          0.82%           0.51%          0.60%          0.67%
Allowance for loan losses to period-end loans               1.75%          1.63%           1.63%          1.53%          1.63%
Allowance for loan losses to net charge-offs               243.4%         193.0%          348.9%         272.1%         250.5%



           The amount of provision to the allowance during the year 2002 was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

           The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 11.



Table 11:  Allocation of Allowance for Loan Losses


                                                                          December 31
                           ---------------------------------------------------------------------------------------------------------
                                     2002               2001                  2000               1999                 1998
                           ------------------ -------------------  ------------------- -------------------  ------------------------
                             Allowance   % of    Allowance   % of     Allowance   % of    Allowance    % of    Allowance   % of
(In thousands)                Amount    loans*    Amount    loans*     Amount    loans*    Amount     loans*    Amount    loans*
------------------------------------------------------------------------------------------------------------------------------------

Credit cards                 $ 4,270     14.4%   $  4,156    15.6%    $  3,947    15.3%   $  3,300     16.8%   $  3,552    16.0%
Other consumer                 1,745     18.8%      2,042    20.2%       2,167    20.1%      1,918     22.3%      1,959    21.5%
Real Estate                    7,393     48.9%      8,029    45.4%       7,602    46.4%      7,155     44.7%      6,367    46.4%
Commercial                     4,398     16.7%      3,485    17.5%       3,603    17.0%      3,244     15.8%      2,637    15.4%
Other                             --      1.2%         --     1.3%          --     1.2%         --      0.4%         12     0.7%
Unallocated                    4,142                2,784                3,838               1,468                2,285
                             -------             --------             --------            --------              -------

      Total                  $21,948    100.0%   $ 20,496   100.0%    $ 21,157   100.0%   $ 17,085    100.0%   $ 16,812   100.0%
                              ======              =======              =======             =======              =======

*Percentage of loans in each category to total loans.


           The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the inherent lack of precision of risk ratings and specific reserve allocations. The unallocated reserve is a result of potential risk factors that cannot be quantified for a particular year-end, which could include the risks associated with increased lending, consumer bankruptcies, unfavorable weather conditions or market prices in the agriculture industry, acquisitions and uncertainties in the economy.

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

           Held-to-maturity and available-for-sale investment securities were $207.3 million and $196.7 million, respectively, at December 31, 2002, compared to the held-to-maturity amount of $191.1 million and available-for-sale amount of $256.2 million at December 31, 2001.

           As of December 31, 2002, $85.5 million, or 41.2%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 90.6% of which will mature in less than five years. In the available-for-sale securities, $178.4 million, or 90.7% were in U.S. Treasury and U.S. government agency securities, 92.6% of which will mature in less than five years.

           In order to reduce the Company's income tax burden, an additional $120.2 million, or 58.0%, of the held-to-maturity securities portfolio, as of December 31, 2002, was invested in tax-exempt obligations of state and political subdivisions. In the available-for-sale securities, $5.3 million, or 2.7% were invested in tax-exempt obligations of state and political subdivisions. Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis. There are no securities of any one state and political subdivision issuer exceeding ten percent of the Company's stockholders' equity at December 31, 2002.

           The Company has approximately $1.5 million, or 0.7%, in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2002. In the available-for-sale securities, $3.0 million, or 1.5% were invested in mortgaged-backed securities.

           As of December 31, 2002, the held-to-maturity investment portfolio had gross unrealized gains of $5.1 million and gross unrealized losses of $10,000. Net realized losses from called and/or sold securities for 2002 were $10,000, compared to net realized gains of $11,000 and zero in 2001 and 2000, respectively.

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

           Table 12 presents the carrying value and fair value of investment securities for each of the years indicated.



Table 12:  Investment Securities


                                                                    Years Ended December 31
                           -------------------------------------------------------------------------------------------------------
                                                    2002                                                2001
                           ----------------------------------------------------  -------------------------------------------------
                                             Gross         Gross      Estimated                  Gross        Gross     Estimated
                              Amortized   Unrealized    Unrealized      Fair       Amortized  Unrealized   Unrealized     Fair
(In thousands)                  Cost         Gains       (Losses)       Value        Cost        Gains      (Losses)      Value
----------------------------------------------------------------------------------------------------------------------------------

Held-to-Maturity


U.S. Treasury              $      26,153   $     618 $      --   $     26,771  $    27,528    $     826   $     --   $     28,354
U.S. Government
   agencies                       59,324         622        (1)        59,945       36,992          451       (108)        37,335
Mortgage-backed
   securities                      1,510          41        --          1,551        6,681          105         --          6,786
State and political
   subdivisions                  120,230       3,827        (9)       124,048      119,824        2,255       (152)       121,927
Other securities                     100          --        --            100          100           --         --            100
                           -------------   --------- ---------   ------------   ----------    ---------   --------   ------------

Total HTM                  $     207,317   $   5,108 $     (10)  $    212,415  $   191,125    $   3,637   $   (260)  $    194,502
                            ============    ========  ========    ===========   ==========     ========    =======    ===========

Available-for-Sale

U.S. Treasury              $      14,591   $     287 $      --   $     14,878  $    18,071    $     349   $    (12)  $     18,408
U.S. Government
   agencies                      161,042       2,442        --        163,484      214,190        1,792       (492)       215,490
Mortgage-backed
   securities                      3,017          17       (19)         3,015        6,975           69        (40)         7,004
State and political
   subdivisions                    4,979         324        --          5,303        5,194          205         --          5,399
Other securities                   9,244         807        --         10,051        9,056          823         --          9,879
                           -------------   --------- ---------   ------------  -----------    ---------   --------   ------------

Total AFS                  $     192,873   $   3,877 $     (19)  $    196,731  $   253,486    $   3,238   $   (544)  $    256,180
                            ============    ========  ========    ===========   ==========     ========    =======    ===========

Total Investments          $     400,190   $   8,985 $     (29)  $    409,146  $   444,611    $   6,875   $   (804)  $    450,682
                            ============    ========  ========    ===========   ==========     ========    =======    ===========



           Table 13 reflects the amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 37.5% tax rate) of such securities. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.



Table 13:  Maturity Distribution of Investment Securities


                                                                      December 31, 2002
                             ---------------------------------------------------------------------------------------------------
                                              Over         Over
                                             1 year       5 years
                                1 year       through      through     Over      No fixed                   Par         Fair
(In thousands)                  or less      5 years     10 years   10 years    maturity       Total      Value        Value
--------------------------------------------------------------------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury                $    16,483  $    9,670  $       --  $        --  $       --  $   26,153  $    26,000  $   26,771
U.S. Government
   agencies                       10,280      41,044       8,000           --          --      59,324       59,275      59,945
Mortgage-backed
   securities                         11           4          26        1,469          --       1,510        1,496       1,551
State and political
   subdivisions                   20,801      58,590      37,809        3,030          --     120,230      120,510     124,048
Other securities                      --          --          --           --         100         100          100         100
                              ----------   ---------   ---------   ----------   ---------  ----------   ----------   ---------

      Total                  $    47,575  $  109,308  $   45,835  $     4,499  $      100  $  207,317  $   207,381  $  212,415
                              ==========   =========   =========   ==========   =========   =========   ==========   =========

Percentage of total                22.9%       52.7%       22.1%         2.2%       0.1 %      100.0%
                              ==========   =========   =========   ==========   =========   =========

Weighted average yield             4.0 %        4.1%        4.7%         5.1%        3.8%        4.2%
                              ==========   =========   =========   ==========   =========   =========

Available-for-Sale

U.S. Treasury                $     9,079  $    5,512  $       --  $        --  $       -- $    14,591 $     14,550 $    14,878
U.S. Government
   agencies                       40,935     107,112      12,995           --          --     161,042      160,940     163,484
Mortgage-backed
   securities                         --         592         746        1,679          --       3,017        2,945       3,015
State and political
   subdivisions                      305       1,991       2,533          150          --       4,979        4,985       5,303
Other securities                      --          --          --           --       9,244       9,244        9,244      10,051
                              ----------   ---------   ---------   ----------   ---------   ---------   ----------   ---------

      Total                  $    50,319  $  115,207  $   16,274  $     1,829  $    9,244 $   192,873 $    192,664 $   196,731
                              ==========   =========   =========   ==========   =========  ==========  ===========  ==========

Percentage of total                26.1%       59.8%        8.4%         0.9%        4.8%      100.0%
                              ==========   =========   =========   ==========   =========   =========

Weighted average yield              3.0%        4.1%        5.0%         3.4%        2.9%        3.8%
                              ==========   =========   =========   ==========   =========   =========



Deposits
--------------------------------------------------------------------------------

           Deposits are the Company's primary source of funding for earning assets. The Company offers a variety of products designed to attract and retain customers, with the primary focus on core deposits.

           Total average deposits for 2002 were $1.626 billion, compared to $1.630 billion in 2001. As of December 31, 2002, total deposits were $1.619 billion, compared to $1.686 billion on December 31, 2001. The decrease in deposits was the result of a 2002 strategic decision made by the Company, which allowed deposits to decrease in the same relationship as the decrease in earning assets.

           Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits for the three years ended December 31, 2002.



Table 14:   Average Deposit Balances and Rates


                                                                                December 31
                                           -----------------------------------------------------------------------------------
                                                      2002                        2001                        2000
                                           -------------------------- --------------------------- ----------------------------
                                              Average      Average         Average     Average         Average       Average
(In thousands)                                Amount      Rate Paid        Amount     Rate Paid        Amount       Rate Paid
------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing transaction
   accounts                              $     226,128        --      $     211,052        --      $     188,220        --

Interest bearing transaction and
   savings deposits                            540,454      1.17%           470,708     2.13%            444,879      2.88%

Time deposits
   $100,000 or more                            326,735      3.32%           356,017     5.51%            273,129      5.80%

   Other time deposits                         532,807      3.50%           592,155     5.46%            587,140      5.66%
                                         -------------                -------------                -------------

     Total                               $   1,626,124      2.20%     $   1,629,932     3.80%      $   1,493,368      4.14%
                                         =============                =============                =============




           The Company's maturities of large denomination time deposits at December 31, 2002 and 2001 are presented in table 15.



Table 15:  Maturities of Large Denomination Time Deposits


                                                                      Time Certificates of Deposit
                                                                           ($100,000 or more)
                                                                               December 31
                                                    -----------------------------------------------------------------
                                                                 2002                              2001
                                                    -------------------------------  --------------------------------
(In thousands)                                           Balance        Percent           Balance        Percent
---------------------------------------------------------------------------------------------------------------------

Maturing
   Three months or less                             $     128,021        41.22%      $    138,238         40.53%
   Over 3 months to 6 months                               72,911        23.48%            90,877         26.64%
   Over 6 months to 12 months                              76,651        24.68%            81,854         24.00%
   Over 12 months                                          32,998        10.62%            30,116          8.83%
                                                     ------------                    ------------

           Total                                    $     310,581       100.00%      $    341,085        100.00%
                                                     ============                     ===========


Short-Term Debt
--------------------------------------------------------------------------------

           Federal funds purchased and securities sold under agreements to repurchase were $86.7 million at December 31, 2002, as compared to $86.6 million at December 31, 2001. Other short-term borrowings, consisting of U.S. TT&L Notes and short-term FHLB borrowings, were $3.6 million at December 31, 2002, as compared to $3.8 million at December 31, 2001.

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

Long-Term Debt
--------------------------------------------------------------------------------

           The Company's long-term debt was $54.3 million and $42.2 million at December 31, 2002 and 2001, respectively. The outstanding balance for December 31, 2002, includes $10 million in long-term debt and $17.3 million of trust preferred securities. The trust preferred securities qualify as Tier 1 capital for regulatory purposes. This debt was incurred to fund a portion of the purchase price of the acquisitions completed in a previous year. The Company also has FHLB long-term advances included in long-term debt. The outstanding balance for FHLB long-term advances was $27.0 million as of December 31, 2002, compared to $12.9 million at December 31, 2001.

Capital
--------------------------------------------------------------------------------

           At December 31, 2002, total capital reached $197.6 million, another record in the Company's history. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At year-end 2002, the Company's equity to asset ratio was 9.99% compared to 9.04% at year-end 2001.

           The Federal Reserve Board's risk-based guidelines established a risk-adjusted ratio, relating capital to different categories of assets and off-balance sheet exposures, such as loan commitments and standby letters of credit. These guidelines place a strong emphasis on tangible stockholders' equity as the core element of the capital base, with appropriate recognition of other components of capital. At December 31, 2002, the leverage ratio and the Tier 1 capital ratio was 9.3% and 14.0%, respectively, while the Company's total risk-based capital ratio was 15.3%, all of which exceed the capital minimums established in the risk-based capital requirements.

           The Company's risk-based capital ratios at December 31, 2002 and 2001 are presented in table 16.


Table 16:  Risk-Based Capital


                                                                                                    December 31
                                                                                       ----------------------------------
(In thousands)                                                                              2002                2001
-------------------------------------------------------------------------------------------------------------------------

Tier 1 capital
   Stockholders' equity                                                                $    197,605        $     182,363
   Trust preferred securities                                                                17,250               17,250
   Goodwill, core deposits and other intangible assets                                      (33,490)             (32,293)
   Unrealized gain on available-
      for-sale securities                                                                    (2,231)              (1,479)
   Other                                                                                       (845)                (881)
                                                                                       ------------        -------------

                Total Tier 1 capital                                                        178,289              164,960
                                                                                       ------------        -------------

Tier 2 capital
   Qualifying unrealized gain on
      available-for-sale equity securities                                                      363                  370
   Qualifying allowance for loan losses                                                      15,976               16,209
                                                                                       ------------        -------------

                Total Tier 2 capital                                                         16,339               16,579
                                                                                       ------------        -------------

                Total risk-based capital                                               $    194,628        $     181,539
                                                                                        ===========         ============

Risk weighted assets                                                                   $  1,272,104        $   1,292,798
                                                                                        ===========         ============

Ratios at end of year
      Leverage ratio                                                                          9.29%                8.26%
      Tier 1 capital                                                                         14.02%               12.76%
      Total risk-based capital                                                               15.30%               14.04%
Minimum guidelines
      Leverage ratio                                                                          4.00%                4.00%
      Tier 1 capital                                                                          4.00%                4.00%
      Total risk-based capital                                                                8.00%                8.00%



Quarterly Results
--------------------------------------------------------------------------------

           Selected unaudited quarterly financial information for the last eight quarters is shown in table 17.




Table 17:  Quarterly Results
                                                                                 Quarter
                                               -----------------------------------------------------------------------------
(In thousands, except per share data)              First          Second          Third         Fourth           Total
----------------------------------------------------------------------------------------------------------------------------

2002
Net interest income                            $   18,061     $   19,051      $   19,417     $   19,179     $    75,708
Provision for loan losses                           2,361          2,436           2,864          2,562          10,223
Non-interest income                                 8,372          8,535           9,145          9,251          35,303
Non-interest expense                               17,029         16,849          17,520         17,615          69,013
Losses on sale of securities, net                      --             --              --             10              10
Net income                                          4,941          5,705           5,769          5,663          22,078
Diluted earnings per share                           0.69           0.79            0.80           0.79            3.07

2001
Net interest income                            $   16,956     $   16,866      $   16,547     $   17,036     $    67,405
Provision for loan losses                           1,853          1,967           3,429          2,709           9,958
Non-interest income                                 8,093          8,311           8,726          8,439          33,569
Non-interest expense                               16,817         16,846          17,154         17,313          68,130
Gains on sale of securities, net                       --             --              --             11              11
Net income                                          4,554          4,487           3,536          3,951          16,528
Diluted earnings per share                           0.64           0.63            0.49           0.55            2.31




                             CONTROLS AND PROCEDURES

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

Liquidity and Market Risk Management
--------------------------------------------------------------------------------

Parent Company

           The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for debt service requirements. At December 31, 2002, undivided profits of the Company's subsidiaries were approximately $108 million, of which approximately $14 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

           Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and makes adjustments as needed. At year-end, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At December 31, 2002, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 21.3% of total assets, as compared to 23.6% at December 31, 2001.

Market Risk Management

           Market risk arises from changes in interest rates. The Company has risk management policies to monitor and limit exposure to market risk. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 14 of Notes to Consolidated Financial Statements.

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

           The table below presents the Company's interest rate sensitivity position at December 31, 2002. This Gap analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities (investment securities are according to call dates) and repricing periods rather than estimating more realistic behaviors, as is done in the simulation models. Also, the Gap analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table:               Interest Rate Sensitivity

                                                                    Interest Rate Sensitivity Period
                                ----------------------------------------------------------------------------------------------------
                                      0-30         31-90       91-180       181-365        1-2        2-5         Over 5
(In thousands, except ratios)         Days         Days         Days         Days         Years      Years         Years       Total
------------------------------------------------------------------------------------------------------------------------------------

Earning assets
   Short-term investments       $  115,093   $       --   $       --  $        --  $        --  $       --   $       --   $  115,093
   Assets held in trading
      accounts                         192           --           --           --           --          --           --          192
   Investment securities            11,996       23,621       24,979       25,570       54,203     183,338       80,341      404,048
   Mortgage loans held for sale     33,332           --           --           --           --          --           --       33,332
   Loans                           129,169      318,621      172,584      289,453      181,053     154,401       12,024    1,257,305
                                ----------   ----------   ----------  -----------  -----------  ----------   ----------   ----------
           Total earning assets    289,782      342,242      197,563      315,023      235,256     337,739       92,365    1,809,970
                                ----------   ----------   ----------  -----------  -----------  ----------   ----------   ----------

Interest bearing liabilities
   Interest bearing transaction
      and savings deposits         252,853           --           --           --       62,437     187,313       62,438      565,041
   Time deposits                   122,089      157,639      201,830      223,283       91,398      18,361           10      814,610
   Short-term debt                  89,684           --          640           --           --          --           --       90,324
   Long-term debt                      173          347          523        3,699        5,564      19,002       24,974       54,282
                                ----------   ----------   ----------  -----------  -----------  ----------   ----------   ----------
        Total interest bearing
             liabilities           464,799      157,986      202,993      226,982      159,399     224,676       87,422    1,524,257
                                ----------   ----------   ----------  -----------  -----------  ----------   ----------   ----------

Interest rate sensitivity Gap   $ (175,017)  $  184,256   $   (5,430) $    88,041  $    75,857  $  113,063   $    4,943   $  285,713
                                 =========    =========    =========   ==========   ==========   =========    =========    =========
Cumulative interest rate
   sensitivity Gap              $ (175,017)  $    9,239   $    3,809  $    91,850  $   167,707  $  280,770   $  285,713
Cumulative rate sensitive assets
   to rate sensitive liabilities     62.3%       101.5%       100.5%       108.7%       113.8%      119.5%       118.7%
Cumulative Gap as a % of
   earning assets                    -9.7%         0.5%         0.2%         5.1%         9.3%       15.5%        15.8%


ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

           Independent Accountants' Report................................31
           Consolidated Balance Sheets, December 31, 2002 and 2001........32
           Consolidated Statements of Income, Years Ended
             December 31, 2002, 2001 and 2000.............................33
           Consolidated Statements of Cash Flows, Years Ended
             December 31, 2002, 2001 and 2000.............................34
           Consolidated Statements of Stockholders' Equity, Years Ended
             December 31, 2002, 2001 and 2000.............................35
           Notes to Consolidated Financial Statements,
               December 31, 2002, 2001 and 2000...........................36




Note: Supplementary Data may be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results" on page 27 hereof.

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

           We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 5, during 2002 the Company changed its method of accounting for goodwill.


                                                                  /s/ BKD, LLP

                                                                  BKD, LLP


Pine Bluff, Arkansas
January 31, 2003


----------------------------------------------------------------------------------------------------------------------------

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 2002 and 2001

(In thousands, except share data)                                                           2002                 2001
----------------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and non-interest bearing balances due from banks                                $       76,452        $       81,785
Interest bearing balances due from banks                                                     28,473                55,356
Federal funds sold and securities purchased
   under agreements to resell                                                                86,620                57,700
                                                                                     --------------        --------------

      Cash and cash equivalents                                                             191,545               194,841
Investment securities                                                                       404,048               447,305
Mortgage loans held for sale                                                                 33,332                24,971
Assets held in trading accounts                                                                 192                   896
Loans                                                                                     1,257,305             1,258,784
   Allowance for loan losses                                                                (21,948)              (20,496)
                                                                                     --------------         -------------
      Net loans                                                                           1,235,357             1,238,288
Premises and equipment                                                                       47,047                45,537
Foreclosed assets held for sale, net                                                          2,705                 1,084
Interest receivable                                                                          13,133                15,764
Goodwill                                                                                     32,877                31,819
Core deposit premiums                                                                           613                   474
Other assets                                                                                 16,730                15,939
                                                                                     --------------        --------------
           TOTAL ASSETS                                                              $    1,977,579        $    2,016,918
                                                                                      =============         =============

LIABILITIES

Non-interest bearing transaction accounts                                            $      239,545        $      247,235
Interest bearing transaction accounts and savings deposits                                  565,041               517,856
Time deposits                                                                               814,610               921,313
                                                                                     --------------        --------------
      Total deposits                                                                      1,619,196             1,686,404
Federal funds purchased and securities sold
   under agreements to repurchase                                                            86,705                86,635
Short-term debt                                                                               3,619                 3,801
Long-term debt                                                                               54,282                42,150
Accrued interest and other liabilities                                                       16,172                15,565
                                                                                     --------------        --------------
      Total liabilities                                                                   1,779,974             1,834,555
                                                                                     --------------        --------------

STOCKHOLDERS' EQUITY

Capital stock
   Class A, common, par value $1 a share, authorized 30,000,000 shares,
      7,071,455 issued and outstanding
      at 2002 and 7,087,185 at 2001                                                           7,071                 7,087
Surplus                                                                                      44,495                45,278
Undivided profits                                                                           143,808               128,519
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities,
      net of income taxes of $1,446 at 2002 and $887 at 2001                                  2,231                 1,479
                                                                                     --------------        --------------
      Total stockholders' equity                                                            197,605               182,363
                                                                                     --------------        --------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    1,977,579        $    2,016,918
                                                                                      =============         =============


See Notes to Consolidated Financial Statements.


------------------------------------------------------------------------------------------------------------------------------------

                                            CONSOLIDATED STATEMENTS OF INCOME

                                      YEARS ENDED DECEMBER 31, 2002, 2001 and 2000


(In thousands, except per share data)                                             2002                 2001               2000
------------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans                                                                      $    94,892         $    110,552         $   110,112
   Federal funds sold and securities purchased
      under agreements to resell                                                      996                1,877               1,366
   Investment securities                                                           18,509               20,786              23,585
   Mortgage loans held for sale                                                     1,007                1,143                 542
   Assets held in trading accounts                                                     88                   38                  95
   Interest bearing balances due from banks                                           650                1,472                 890
                                                                              -----------         ------------         -----------
      TOTAL INTEREST INCOME                                                       116,142              135,868             136,590
                                                                              -----------         ------------         -----------

INTEREST EXPENSE
   Deposits                                                                        35,807               61,956              61,871
   Federal funds purchased and securities sold
      under agreements to repurchase                                                1,198                2,874               3,669
   Short-term debt                                                                    110                  333                 516
   Long-term debt                                                                   3,319                3,300               3,473
                                                                              -----------         ------------         -----------
      TOTAL INTEREST EXPENSE                                                       40,434               68,463              69,529
                                                                              -----------         ------------         -----------

NET INTEREST INCOME                                                                75,708               67,405              67,061
   Provision for loan losses                                                       10,223                9,958               7,531
                                                                              -----------         ------------          ----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                                65,485               57,447              59,530
                                                                              -----------          -----------         -----------
NON-INTEREST INCOME
   Trust income                                                                     5,258                5,409               5,282
   Service charges on deposit accounts                                             10,084                8,951               7,998
   Other service charges and fees                                                   1,450                1,588               1,610
   Income on sale of mortgage loans, net of commissions                             3,792                3,148               1,727
   Income on investment banking, net of commissions                                 1,087                  957                 453
   Credit card fees                                                                10,161               10,485              10,522
   Other income                                                                     3,481                3,020               2,763
   (Loss) gain on sale of securities, net                                             (10)                  11                  --
                                                                              -----------         ------------         -----------
      TOTAL NON-INTEREST INCOME                                                    35,303               33,569              30,355
                                                                              -----------         ------------         -----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                  40,039               36,218              33,544
   Occupancy expense, net                                                           4,747                4,610               3,873
   Furniture and equipment expense                                                  5,434                5,251               5,246
   Loss on foreclosed assets                                                          177                  366                 254
   Other operating expenses                                                        18,616               21,685              19,639
                                                                              -----------         ------------         -----------
      TOTAL NON-INTEREST EXPENSE                                                   69,013               68,130              62,556
                                                                              -----------         ------------         -----------
INCOME BEFORE INCOME TAXES                                                         31,775               22,886              27,329
   Provision for income taxes                                                       9,697                6,358               8,460
                                                                              -----------         ------------         -----------
NET INCOME                                                                    $    22,078         $     16,528         $    18,869
                                                                              ===========         ============         ===========
BASIC EARNINGS PER SHARE                                                      $      3.12         $       2.33         $      2.59
                                                                              ===========         ============         ===========
DILUTED EARNINGS PER SHARE                                                    $      3.07         $       2.31         $      2.58
                                                                              ===========         ============         ===========


See Notes to Consolidated Financial Statements.


------------------------------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 2002, 2001 and 2000


(In thousands)                                                                    2002                 2001               2000
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $    22,078         $     16,528         $    18,869
   Items not requiring (providing) cash
      Depreciation and amortization                                                 5,116                7,680               6,999
      Provision for loan losses                                                    10,223                9,958               7,531
      Net (accretion) amortization of investment securities                          (176)                (751)                214
      Deferred income taxes                                                        (1,342)               1,382              (1,359)
      Provision for foreclosed assets                                                  42                  172                 213
      Loss (gain) on sale of securities, net                                           10                  (11)                 --
   Changes in
      Interest receivable                                                           2,678                3,114              (2,777)
      Mortgage loans held for sale                                                 (8,361)             (16,037)             (2,120)
      Assets held in trading accounts                                                 704                  231                 261
      Other assets                                                                   (791)               1,395                 783
      Accrued interest and other liabilities                                        1,060               (4,486)              3,124
      Income taxes payable                                                            741               (1,894)              1,313
                                                                              -----------         ------------         -----------
           Net cash provided by operating activities                               31,982               17,281              33,051
                                                                              -----------         ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net (originations) repayment of loans                                        (3,258)              23,412            (115,721)
      Purchase of branch locations, net funds received (paid)                       2,477                   --             (14,398)
      Purchases of premises and equipment, net                                     (4,989)              (3,565)             (4,890)
      Proceeds from sale of foreclosed assets                                       2,293                1,743               1,017
      Proceeds from sale of securities                                              4,043                4,305                  --
      Proceeds from maturities of available-for-sale securities                   413,875              339,535             120,279
      Purchases of available-for-sale securities                                 (355,090)            (384,084)            (95,499)
      Proceeds from maturities of held-to-maturity securities                     174,508              126,232              27,818
      Purchases of held-to-maturity securities                                   (193,161)            (132,535)            (38,150)
                                                                              -----------         ------------         -----------
           Net cash provided by (used in) investing activities                     40,698              (24,957)           (119,544)
                                                                              -----------         ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                            (80,408)              80,818             123,944
   Net repayments of short-term debt                                                 (182)                (269)               (974)
   Dividends paid                                                                  (6,789)              (6,241)             (5,822)
   Proceeds from issuance of long-term debt                                        18,270                4,170                  --
   Repayment of long-term debt                                                     (6,138)              (3,701)             (4,538)
   Net increase in federal funds purchased and
      securities sold under agreements to repurchase                                   70               19,385               6,754
   Repurchase of common stock, net                                                   (799)              (2,780)             (2,941)
                                                                              -----------         ------------         -----------
           Net (used in) cash provided by financing activities                    (75,976)              91,382             116,423
                                                                              -----------         ------------         -----------
(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                (3,296)              83,706              29,930
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                              194,841              111,135              81,205
                                                                              -----------         ------------         -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $   191,545         $    194,841         $   111,135
                                                                               ==========          ===========          ==========

See Notes to Consolidated Financial Statements.



-----------------------------------------------------------------------------------------------------------------------------------

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                                                                     Accumulated
                                                                                        Other
                                                      Common                        Comprehensive      Undivided
(In thousands, except share data)                      Stock         Surplus           Income           Profits             Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                       $    7,316     $     50,770     $    (3,900)   $       105,185     $       159,371
   Comprehensive income
      Net income                                         --             --                 --            18,869              18,869
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $2,320                           --             --              3,866                --               3,866
                                                                                                                      -------------
   Comprehensive income                                                                                                      22,735
   Exercise of stock options  -- 25,800 shares           26             344                --                --                 370
   Securities exchanged under
      employee option plan                               (4)            (79)               --                --                 (83)
      Repurchase of common stock
      -- 156,827 shares                                (157)         (3,071)               --                --              (3,228)
      Cash dividends declared ($0.80 per share)          --              --                --            (5,822)             (5,822)
                                                 ----------    ------------     -------------     --------------      --------------
Balance, December 31, 2000                            7,181          47,964               (34)          118,232             173,343
   Comprehensive income
      Net income                                         --              --                --            16,528              16,528
      Change in unrealized depreciation on
        available-for-sale securities, net of
        income taxes of $908                             --              --             1,513                --               1,513
                                                                                                                      -------------
   Comprehensive income                                                                                                      18,041
   Exercise of stock options  -- 62,700 shares           63           1,195                --                --               1,258
   Securities exchanged under
      employee option plan                              (13)           (391)               --                --                (404)
   Repurchase of common stock
       -- 143,955 shares                               (144)         (3,490)               --                --              (3,634)
   Cash dividends declared ($0.88 per share)             --              --                --            (6,241)             (6,241)
                                                 ----------    ------------     -------------     -------------       -------------
Balance, December 31, 2001                            7,087          45,278             1,479           128,519             182,363
   Comprehensive income
      Net income                                         --              --                --            22,078              22,078
      Change in unrealized appreciation on
        available-for-sale securities, net of
        income taxes of $559                             --              --               752                --                 752
                                                                                                                      -------------
   Comprehensive income                                                                                                      22,830
   Exercise of stock options  -- 22,900 shares           23             473                --                --                 496
   Securities exchanged under
      employee option plan                               (9)           (306)               --                --                (315)
   Repurchase of common stock
       --30,000 shares                                  (30)           (950)               --                --                (980)
   Cash dividends declared ($0.96 per share)             --              --                --            (6,789)             (6,789)
                                                 ----------    ------------     -------------     -------------       -------------
Balance, December 31, 2002                       $    7,071    $     44,495     $       2,231     $     143,808       $     197,605
                                                  =========     ===========      ============      ============        ============


See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

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

Loans

           Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any loans charged off and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated life of the loan. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

           Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Allowance for Loan Losses

           The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

           The allowance is maintained at a level considered adequate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of December 31, 2002 and 2001. This estimate is based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of the Company's ongoing risk management system.

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

Goodwill and Core Deposits

           Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. Financial Accounting Standards Board Statement No. 142 and No. 147 eliminated the amortization for these assets as of January 1, 2002. Although, goodwill and other intangibles are not being amortized, they are being tested annually for impairment.

           Core deposit premiums represents the amount allocated to the future earnings potential of acquired deposits. The unamortized core deposits are being amortized using both straight-line and accelerated methods over periods ranging from 10 to 15 years.

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



The computation of per share earnings is as follows:


(In thousands, except per share data)                                             2002                 2001                2000
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                     $   22,078          $    16,528          $   18,869
                                                                                ---------           ----------           ---------

Average common shares outstanding                                                   7,070                7,098               7,299
Average common share stock options outstanding                                        118                   64                  20
                                                                               ----------          -----------          ----------
Average diluted common shares                                                       7,188                7,162               7,319
                                                                               ----------          -----------          ----------

Basic earnings per share                                                       $     3.12          $      2.33          $     2.59
                                                                               ==========          ===========          ==========
Diluted earnings per share                                                     $     3.07          $      2.31          $     2.58
                                                                               ==========          ===========          ==========


Employee Benefit Plans

           At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions for FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



(In thousands except per share data)                                              2002                 2001                2000
------------------------------------------------------------------------------------------------------------------------------------

Net income - as reported                                                       $   22,078          $    16,528          $   18,869
Less:  Total stock-based employee compensation
     cost determined under the fair value based
     method, net of income taxes                                                      195                  239                 164
                                                                               ----------          -----------          ----------

Net income - pro forma                                                         $   21,883          $    16,289          $   18,705
                                                                                =========           ==========           =========

Basic earnings per share - as reported                                               3.12                 2.33                2.59
Basic earnings per share - pro forma                                                 3.09                 2.29                2.57
Diluted earnings per share - as reported                                             3.07                 2.31                2.58
Diluted earnings per share - pro forma                                               3.04                 2.27                2.56




           The above pro forma amounts include only the current year vesting, during 2002, 2001 and 2000 on outstanding options and therefore may not be representative of the pro forma impact in future years.

NOTE 2:    ACQUISITIONS
--------------------------------------------------------------------------------

           On July 19, 2002, the Company expanded its coverage in South Arkansas with the purchase of the Monticello location from HEARTLAND Community Bank. Simmons First Bank of South Arkansas, a wholly owned subsidiary of the Company, acquired the Monticello office. As of July 19, 2002, the new location had total loans of $8 million and total deposits of $13 million. As a result of this transaction, the Company recorded additional goodwill and core deposits of $1,058,000 and $217,000, respectively.

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

NOTE 3:    INVESTMENT SECURITIES
--------------------------------------------------------------------------------

           The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:



                                                                    Years Ended December 31
                           -------------------------------------------------------------------------------------------------------
                                                    2002                                                2001
                           ----------------------------------------------------- -------------------------------------------------
                                             Gross         Gross      Estimated                  Gross        Gross     Estimated
                              Amortized   Unrealized    Unrealized      Fair       Amortized  Unrealized   Unrealized     Fair
(In thousands)                  Cost         Gains       (Losses)       Value        Cost        Gains      (Losses)      Value
----------------------------------------------------------------------------------------------------------------------------------

Held-to-Maturity

U.S. Treasury              $      26,153   $     618  $     --   $     26,771   $   27,528    $     826  $      --   $     28,354
U.S. Government
   agencies                       59,324         622        (1)        59,945       36,992          451       (108)        37,335
Mortgage-backed
   securities                      1,510          41        --          1,551        6,681          105         --          6,786
State and political
   subdivisions                  120,230       3,827        (9)       124,048      119,824        2,255       (152)       121,927
Other securities                     100          --        --            100          100           --         --            100
                           -------------   ---------  --------   ------------   ----------    ---------   --------   ------------

Total HTM                  $     207,317   $   5,108  $    (10)  $    212,415   $  191,125    $   3,637  $    (260)  $    194,502
                            ============    ========   =======    ===========    =========     ========   ========    ===========

Available-for-Sale

U.S. Treasury              $      14,591   $     287 $       --   $    14,878  $    18,071    $     349  $     (12)  $     18,408
U.S. Government
   agencies                      161,042       2,442         --       163,484      214,190        1,792       (492)       215,490
Mortgage-backed
   securities                      3,017          17        (19)        3,015        6,975           69        (40)         7,004
State and political
    subdivisions                   4,979         324         --         5,303        5,194          205         --          5,399
Other securities                   9,244         807         --        10,051        9,056          823         --          9,879
                           -------------   --------- ----------   -----------  -----------    ---------   --------   ------------

Total AFS                  $     192,873   $   3,877 $      (19)  $   196,731  $   253,486    $   3,238  $    (544)  $    256,180
                            ============    ========  =========    ==========   ==========     ========   ========    ===========



           Income earned on the above securities for the years ended December 31, 2002, 2001 and 2000 is as follows:



(In thousands)                                                                     2002                2001                2000
----------------------------------------------------------------------------------------------------------------------------------

Taxable
   Held-to-maturity                                                            $    4,578          $     4,992          $    4,401
   Available-for-sale                                                               8,516               10,061              13,763

Non-taxable
   Held-to-maturity                                                                 5,144                5,400               5,066
   Available-for-sale                                                                 271                  333                 355
                                                                               ----------          -----------          ----------

           Total                                                               $   18,509          $    20,786          $   23,585
                                                                                =========           ==========           =========



           The Statement of Stockholders' Equity includes other comprehensive income. Other comprehensive income for the Company includes the change in the unrealized appreciation (depreciation) on available-for-sale securities. The changes in the unrealized appreciation (depreciation) on available-for-sale securities for the years ended December 31, 2002, 2001 and 2000, are as follows:



(In thousands)                                                                     2002                2001                2000
----------------------------------------------------------------------------------------------------------------------------------

Unrealized holding gains
   arising during the period                                                   $      742          $     1,524          $    3,866
Losses (gains) realized in net income                                                  10                  (11)                 --
                                                                               ----------          -----------          ----------

Net change in unrealized appreciation
   on available-for-sale securities                                            $      752          $     1,513          $    3,866
                                                                                =========           ==========           =========



           The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.


                                                          Held-to-Maturity               Available-for-Sale
                                                    -------------------------------  -----------------------------
                                                        Amortized        Fair            Amortized        Fair
(In thousands)                                            Cost           Value             Cost           Value
------------------------------------------------------------------------------------------------------------------

One year or less                                    $     47,575    $      47,988    $     50,319    $      50,688
After one through five years                             109,308          111,984         115,207          117,653
After five through ten years                              45,835           47,598          16,274           16,502
After ten years                                            4,499            4,745           1,829            1,837
Other securities                                             100              100           9,244           10,051
                                                    ------------    -------------    ------------    -------------

Total                                               $    207,317    $     212,415    $    192,873    $     196,731
                                                     ===========     ============     ===========     ============



           The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $306,082,000 at December 31, 2002 and $290,915,000 at December 31,
2001.

           The book value of securities sold under agreements to repurchase amounted to $43,060,000 and $35,990,000 for December 31, 2002 and 2001,
respectively.

           Gross realized gains of $19,000, $46,000 and $0 resulting from sales and/or calls of securities were realized for the years ended December 31, 2002, 2001 and 2000, respectively. Gross realized losses of $29,000, $35,000 and $0 resulting from sales and/or calls of securities were realized for the years ended December 31, 2002, 2001 and 2000, respectively.

           Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:    LOANS AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------


           The various categories of loans are summarized as follows:


(In thousands)                                                                              2002                 2001
----------------------------------------------------------------------------------------------------------------------------

Consumer
   Credit cards                                                                        $    180,439        $     196,710
   Student loans                                                                             83,890               74,860
   Other consumer                                                                           153,103              179,138
Real estate
   Construction                                                                              90,736               83,628
   Single family residential                                                                233,193              224,122
   Other commercial                                                                         290,469              263,539
Commercial
   Commercial                                                                               144,678              153,617
   Agricultural                                                                              58,585               60,794
   Financial institutions                                                                     6,504                5,861
Other                                                                                        15,708               16,515
                                                                                       ------------        -------------

Total loans before allowance for loan losses                                           $  1,257,305        $   1,258,784
                                                                                       ============        =============



           At December 31, 2002 and 2001, impaired loans totaled $14,646,000 and $21,012,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 2002, were $2,895,000 and $4,093,000 at December 31, 2001. Approximately, $376,000 and
$893,000 of interest income were recognized on average impaired loans of $17,424,000 and $21,138,000 for 2002 and 2001, respectively. Interest recognized on impaired loans on a cash basis during 2002 or 2001 was immaterial.

           At December 31, 2002 and 2001, accruing loans delinquent 90 days or more totaled $1,814,000 and $2,991,000, respectively. Non-accruing loans at December 31, 2002 and 2001 were $10,443,000 and $11,956,000, respectively.

           As of December 31, 2002, credit card loans, which are unsecured, were $180,439,000 or 14.4%, of total loans versus $196,710,000 or 15.6% of total loans at December 31, 2001. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

           Transactions in the allowance for loan losses are as follows:



(In thousands)                                                                    2002                 2001                2000
-----------------------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                     $   20,496          $    21,157          $   17,085
Additions
   Provision for loan losses                                                       10,223                9,958               7,531
   Allowance for loan losses of acquired branches                                     247                   --               2,605
                                                                               ----------          -----------           ---------
                                                                                   30,966               31,115              27,221
Deductions
   Losses charged to allowance, net of recoveries
      of $2,128 for 2002, $1,729 for 2001 and $1,685 for 2000                       9,018               10,619               6,064
                                                                               ----------          -----------          ----------

Balance, end of year                                                           $   21,948          $    20,496          $   21,157
                                                                                =========           ==========           =========


NOTE 5: GOODWILL AND CORE DEPOSITS
--------------------------------------------------------------------------------

        During 2002, the Company changed its method of accounting and financial reporting for goodwill by adopting Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles. This statement requires transitional disclosures regarding the change in amortization and other treatment of goodwill for the years ended December 31, 2001 and 2000, as follows:


                                                                             December 31,
                                                              ------------------------------------------
 (In thousands)                                                  2001                           2000
--------------------------------------------------------------------------------------------------------

Reported net income                                           $   16,528                     $   18,869
        Add back:  Amortization                                    2,923                          2,579
        Subtract:    Income taxes                                   (996)                          (852)
                                                              ----------                     ----------

Adjusted net income                                           $   18,455                     $   20,596
                                                              ==========                     ==========



        Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

        The carrying basis and accumulated amortization of core deposits (net of core deposits that were fully amortized) at December 31, 2002 and 2001, were:



                                                      December 31, 2002                                 December 31, 2001
                                       ----------------------------------------------   --------------------------------------------
                                              Gross                                           Gross
                                            Carrying        Accumulated                     Carrying       Accumulated
(In thousands)                               Amount        Amortization        Net           Amount       Amortization          Net
------------------------------------------------------------------------------------------------------------------------------------

Core deposits                             $    1,037        $      424     $      613     $     820         $     346      $     474



           Core deposit amortization expense recorded for the years ended December 31, 2002, 2001 and 2000, was $78,000, $101,000 and $232,000,
respectively. The Company's estimated amortization expense for each of the following five years is: 2003 - $98,000; 2004 - $94,000; 2005 - $93,000; 2006 -
$91,000 and 2007 - $79,000.


         On October 1, 2002, Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement concludes that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in all business combinations represents goodwill that should be accounted for under FASB Statement No. 142. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisition of Banking or Thrift Institutions, does not apply to transactions considered business combinations for 2002. The Company adopted the new rules effective October 1, 2002.

NOTE 6: TIME DEPOSITS
--------------------------------------------------------------------------------

           Time deposits included approximately $310,581,000 and $341,085,000 of certificates of deposit of $100,000 or more, at December 31, 2002 and 2001, respectively. At December 31, 2002, time deposits with a remaining maturity of one year or more amounted to $109,769,000. Maturities of all time deposits are as follows: 2003 - $704,841,000; 2004 - $91,398,000; 2005 - $17,455,000; 2006 -
$579,000; 2007 - $327,000 and thereafter $10,000.

           Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 7: INCOME TAXES
--------------------------------------------------------------------------------

           The provision for income taxes is comprised of the following components:




(In thousands)                                                                     2002                2001                2000
------------------------------------------------------------------------------------------------------------------------------------

Income taxes currently payable                                                 $   11,039          $     4,976          $    9,819
Deferred income taxes                                                              (1,342)               1,382              (1,359)
                                                                                ---------          -----------          ----------

Provision for income taxes                                                     $    9,697          $     6,358          $    8,460
                                                                                =========           ==========           =========



           The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:



(In thousands)                                                                              2002                 2001
----------------------------------------------------------------------------------------------------------------------------

Deferred tax assets
   Allowance for loan losses                                                             $    7,411           $    6,611
   Valuation of foreclosed assets                                                               131                  113
   Deferred compensation payable                                                                600                  631
   Deferred loan fee income                                                                     141                  277
   Vacation compensation                                                                        577                  496
   Mortgage servicing reserve                                                                   386                  365
   Loan interest                                                                                183                  139
   Other                                                                                        176                  189
                                                                                          ---------           ----------
                                                                                              9,605                8,821
                                                                                          ---------           ----------
Deferred tax liabilities
   Accumulated depreciation                                                                  (1,161)              (1,534)
   Available-for-sale securities                                                             (1,446)                (887)
   FHLB stock dividends                                                                        (512)                (697)
   Other                                                                                       (202)                (202)
                                                                                         ----------           ----------
                                                                                             (3,321)              (3,320)
                                                                                         ----------           ----------
Net deferred tax assets included in other assets
   on balance sheets                                                                     $    6,284           $    5,501
                                                                                          =========            =========



           A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.



(In thousands)                                                                     2002                2001                 2000
------------------------------------------------------------------------------------------------------------------------------------

Computed at the statutory rate (35%)                                            $  11,121            $   8,010           $   9,565

Increase (decrease) resulting from
   Tax exempt income                                                               (2,174)              (2,242)             (2,075)
   Non-deductible interest                                                            234                  386                 377
   Amortization of intangible assets                                                    2                   93                 107
   State income taxes                                                                 592                  161                 287
   Other non-deductible expenses                                                       96                  120                 109
   Other differences, net                                                            (174)                (170)                 90
                                                                                ---------             ---------          ---------

   Actual tax provision                                                         $   9,697            $   6,358           $   8,460
                                                                                 ========             ========            ========



NOTE 8:    LONG-TERM DEBT
--------------------------------------------------------------------------------

           Long-term debt at December 31, 2002 and 2001 consisted of the following components.



(In thousands)                                                                                2002                2001
----------------------------------------------------------------------------------------------------------------------------

7.32% note due 2007, unsecured                                                          $    10,000         $     12,000
1.02% to 8.41% FHLB advances due 2001 to 2021,
   secured by residential real estate loans                                                  27,032               12,900
Trust preferred securities                                                                   17,250               17,250
                                                                                        -----------         ------------

   Total long-term debt                                                                 $    54,282         $     42,150
                                                                                         ==========          ===========



           The Company owns a wholly owned grantor trust subsidiary (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the Trust and to invest the gross proceeds of such Preferred Securities into notes of the Corporation. The sole assets of the Trust are $17.8 million aggregate principal amount of the Corporation's 9.12% Subordinated Debenture Notes due 2027 which are currently redeemable. Such securities qualify as Tier 1 Capital for regulatory purposes.

           Aggregate annual maturities of long-term debt at December 31, 2002 are:

                                                                                                                  Annual


(In thousands)                                                                        Year                     Maturities
------------------------------------------------------------------------------------------------------------------------------
                                                                                          2003              $      4,742
                                                                                          2004                     5,564
                                                                                          2005                     5,662
                                                                                          2006                     7,336
                                                                                          2007                     6,004
                                                                                    Thereafter                    24,974
                                                                                                            ------------

                                                                                       Total                $     54,282
                                                                                                             ===========


NOTE 9:     CAPITAL STOCK
--------------------------------------------------------------------------------

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

           The Company has a stock repurchase program, which is authorized to repurchase up to 400,000 common shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercises, for payment of future stock dividends and for general corporate purposes

           Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. During the twelve-month period ended December 31, 2002, the Company repurchased 30,000 common shares of stock with a weighted average repurchase price of $32.65 per share. As of December 31, 2002, the Company has repurchased a total of 331,000 common shares of stock with a weighted average repurchase price of $23.71 per share.

NOTE 10:   TRANSACTIONS WITH RELATED PARTIES
--------------------------------------------------------------------------------

           At December 31, 2002 and 2001, the subsidiary banks had extensions of credit to executive officers, directors and to companies in which the banks' executive officers or directors were principal owners, in the amount of $35.1 million in 2002 and $21.6 million in 2001.



(In thousands)                                                                                2002                2001
----------------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                               $   21,605           $   25,883
New extensions of credit                                                                     29,937               13,801
Repayments                                                                                  (16,363)             (18,079)
                                                                                         ----------           ----------

Balance, end of year                                                                     $   35,179           $   21,605
                                                                                          =========           ==========



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

NOTE 11:   EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

           The Company's 401(k) retirement plan covers substantially all employees. Contribution expense totaled $335,000, $282,000 and $258,000, in 2002, 2001 and 2000, respectively.

           The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees. Contribution expense totaled $1,732,000 for 2002, $1,614,000 for 2001 and $1,523,000 for 2000.

           The Board of Directors has adopted incentive and nonqualified stock option plans. Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options granted to officers and other key employees. Also, 24,700 and 3,000 additional shares of common stock of the Company were granted and issued to executive officers of the Company as bonus shares of restricted stock, during each of the years ended December 31, 2001 and 2000, respectively. No additional shares of common stock of the Company were granted and issued to executive officers of the Company as bonus shares of restricted stock, during the year ended December 31, 2002.

           The weighted average fair values of options granted during 2002, 2001 and 2000 were $6.92, $4.58 and $3.92 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                                  2002                 2001                2000
                                                                                  ----                 ----                ----
Expected dividend yield                                                           3.09%               3.62%                3.81%
Expected stock price volatility                                                  16.00%              16.00%               16.00%
Risk-free interest rate                                                           5.04%               5.28%                6.12%
Expected life of options                                                      10 years            10 years              7 years



           The table below summarizes the transactions under the Company's stock option plans at December 31, 2002, 2001 and 2000 and changes during the years then ended:


                                                               2002                        2001                       2000
                                                --------------------------- --------------------------- --------------------------
                                                                Weighted                   Weighted                     Weighted
                                                                 Average                    Average                      Average
                                                  Shares       Exercisable       Shares    Exercisable      Shares     Exercisable
                                                   (000)          Price           (000)       Price          (000)        Price
----------------------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year                         401     $  25.68            235       $  25.54           242     $  24.64
Granted                                                  6        31.71            238          21.79            24        18.61
Forfeited/Expired                                       (1)       33.75             (9)         27.90            (5)       19.69
Exercised                                              (23)       21.64            (63)         10.05           (26)       11.68
                                                 ---------                   ---------                    ---------

Outstanding, end of year                               383        25.99            401          25.68           235        25.54
                                                ==========                   =========                    =========

Exercisable, end of year                               237     $  26.93            206       $  26.55           182     $  24.57
                                                ==========                  ==========                     ========



           The following table summarizes information about stock options under the plan outstanding at December 31, 2002:



                                                     Options Outstanding                                 Options Exercisable
                                     --------------------------------------------------          -----------------------------------
                                                          Weighted
                                                           Average             Weighted                                 Weighted
                                       Number             Remaining             Average               Number             Average
             Range of                Outstanding         Contractual           Exercise             Exercisable         Exercise
         Exercise Prices                (000)               Life                 Price                 (000)              Price
------------------------------------------------------------------------------------------------------------------------------------

   $15.58   to    $21.13                 43                3 Years              $19.75                  35              $ 19.41
   $24.25   to    $24.25                205                9 Years              $24.25                  79              $ 24.25
   $24.44   to    $27.00                 88                5 Years              $26.10                  84              $ 26.17
   $30.70   to    $45.25                 47                4 Years              $39.22                  39              $ 40.75



           Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $154,000 for 2002, $205,000 for 2001and $194,000 for 2000. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

NOTE 12:   ADDITIONAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------

           In connection with cash acquisitions accounted for using the purchase method, the Company acquired assets and assumed liabilities as follows:



(In thousands)                                                                    2002               2001                 2000
----------------------------------------------------------------------------------------------------------------------------------

Liabilities assumed                                                            $   13,348         $         --         $    72,827
Fair value of assets acquired                                                      11,100                   --              88,920
                                                                               ----------         ------------         -----------
Cash received (paid)                                                                2,248                   --             (16,093)
Funds acquired                                                                        229                   --               1,695
                                                                               ----------         ------------         -----------
Net funds received (paid)                                                      $    2,477         $         --         $   (14,398)
                                                                                =========          ===========          ==========

Additional cash payment information

   Interest paid                                                               $   42,751         $     70,146         $    68,428
   Income taxes paid                                                               10,298                6,870               8,506


NOTE 13:   OTHER EXPENSE
--------------------------------------------------------------------------------



           Other operating expenses consist of the following:

(In thousands)                                                                    2002                 2001                2000
-----------------------------------------------------------------------------------------------------------------------------------

Professional services                                                          $    1,877          $     1,759          $    1,532
Postage                                                                             1,881                2,016               2,057
Telephone                                                                           1,572                1,530               1,417
Credit card expense                                                                 1,933                1,808               1,704
Operating supplies                                                                  1,385                1,632               1,501
FDIC insurance                                                                        296                  306                 299
Amortization of goodwill, core
   deposits and other intangible assets                                                78                3,024               2,811
Other expense                                                                       9,594                9,610               8,318
                                                                                ---------          -----------          ----------
           Total                                                               $   18,616          $    21,685          $   19,639
                                                                                =========           ==========           =========



           The Company had aggregate annual equipment rental expense of approximately $480,000 in 2002, $727,000 in 2001 and $1,027,000 in 2000. The
Company had aggregate annual occupancy rental expense of approximately $898,000 in 2002, $834,000 in 2001 and $634,000 in 2000.

NOTE 14:   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

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




                                                        December 31, 2002                December 31, 2001
                                                    ----------------------------     -----------------------------
                                                        Carrying         Fair            Carrying         Fair
(In thousands)                                           Amount          Value            Amount          Value
------------------------------------------------------------------------------------------------------------------

Financial assets
   Cash and cash equivalents                        $    191,545    $     191,545    $    194,841    $     194,841
   Held-to-maturity securities                           207,317          212,415         191,125          194,502
   Available-for-sale securities                         196,731          196,731         256,180          256,180
   Assets held in trading accounts                           192              192             896              896
   Mortgage loans held for sale                           33,332           33,332          24,971           24,971
   Interest receivable                                    13,133           13,133          15,764           15,764
   Loans, net                                          1,235,357        1,241,225       1,238,288        1,251,255

Financial liabilities
   Non-interest bearing transaction accounts             239,545          239,545         247,235          247,235
   Interest bearing transaction accounts and
      savings deposits                                   565,041          565,653         517,856          519,134
   Time deposits                                         814,610          817,065         921,313          931,225
   Federal funds purchased and securities
      sold under agreements to repurchase                 86,705           86,705          86,635           86,635
   Short-term debt                                         3,619            3,619           3,801            3,801
   Long-term debt                                         54,282           61,420          42,150           48,554
   Interest payable                                        3,171            3,171           5,488            5,488




           The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

NOTE 15:   SIGNIFICANT ESTIMATES AND CONCENTRATIONS
--------------------------------------------------------------------------------

           Accounting principles generally accepted in the United Sates of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4.

NOTE 16:   COMMITMENTS AND CREDIT RISK
--------------------------------------------------------------------------------

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

           At December 31, 2002, the Company had outstanding commitments to extend credit aggregating approximately $216,167,000 and $289,389,000 for credit card commitments and other loan commitments, respectively. At December 31, 2001, the Company had outstanding commitments to extend credit aggregating approximately $230,783,000 and $203,808,000 for credit card commitments and other loan commitments, respectively.

           Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $2,474,000 and $4,218,000 at December 31, 2002 and 2001, respectively, with terms ranging from 90 days to one year.

           At December 31, 2002, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 17:   FUTURE CHANGES IN ACCOUNTING PRINCIPLE
--------------------------------------------------------------------------------

           In 2001, the Company adopted Financial Accounting Standards Board Statements No. 142, Goodwill and Other Intangibles and No. 147, Acquisitions of Certain Financial Institutions. The impact of the Company adopting these statements is reflected in Note 5.

           Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have an impact on the Company's present or future financial statements.

NOTE 18:   CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

           The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 19:   STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

           The Company's subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2002, the Company subsidiaries had approximately $14 million in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies.

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

           Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2002, the Company meets all capital adequacy requirements to which it is subject.

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


                                                                                                                    To Be Well
                                                                                                                 Capitalized Under
                                                                                           For Capital           Prompt Corrective
                                                                  Actual                Adequacy Purposes        Action Provision
                                                         -----------------------   ---------------------- --------------------------
(In thousands)                                              Amount      Ratio-%        Amount      Ratio-%       Amount      Ratio-%
------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2002
   Total Risk-Based Capital Ratio
      Simmons First National Corporation                 $     194,628      15.3   $     101,766      8.0   $         N/A
      Simmons First National Bank                               85,233      13.0          52,451      8.0          65,564      10.0
      Simmons First Bank of Russellville                        30,545      24.8           9,853      8.0          12,317      10.0
      Simmons First Bank of Northwest Arkansas                  17,207      12.7          10,839      8.0          13,549      10.0
   Tier 1 Capital Ratio
      Simmons First National Corporation                       178,289      14.0          50,940      4.0             N/A
      Simmons First National Bank                               76,658      11.7          26,208      4.0          39,312       6.0
      Simmons First Bank of Russellville                        29,002      23.5           4,937      4.0           7,405       6.0
      Simmons First Bank of Northwest Arkansas                  15,508      11.5           5,394      4.0           8,091       6.0
   Leverage Ratio
      Simmons First National Corporation                       178,289       9.3          76,683      4.0             N/A
      Simmons First National Bank                               76,658       7.7          39,822      4.0          49,778       5.0
      Simmons First Bank of Russellville                        29,002      15.1           7,683      4.0           9,603       5.0
      Simmons First Bank of Northwest Arkansas                  15,508       8.0           7,754      4.0           9,693       5.0

As of December 31, 2001
   Total Risk-Based Capital Ratio
      Simmons First National Corporation                 $     181,539      14.0   $     103,737      8.0   $         N/A
      Simmons First National Bank                               82,121      12.2          53,850      8.0          67,312      10.0
      Simmons First Bank of Russellville                        30,063      23.4          10,278      8.0          12,847      10.0
      Simmons First Bank of Northwest Arkansas                  16,007      11.0          11,641      8.0          14,552      10.0
   Tier 1 Capital Ratio
      Simmons First National Corporation                       164,960      12.8          51,550      4.0             N/A
      Simmons First National Bank                               73,317      10.9          26,905      4.0          40,358       6.0
      Simmons First Bank of Russellville                        28,452      22.1           5,150      4.0           7,725       6.0
      Simmons First Bank of Northwest Arkansas                  14,188       9.8           5,791      4.0           8,687       6.0
   Leverage Ratio
      Simmons First National Corporation                       164,960       8.3          79,499      4.0             N/A
      Simmons First National Bank                               73,317       6.9          42,503      4.0          53,128       5.0
      Simmons First Bank of Russellville                        28,452      14.4           7,903      4.0           9,879       5.0
      Simmons First Bank of Northwest Arkansas                  14,188       6.9           8,225      4.0          10,281       5.0



NOTE 20:   CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
--------------------------------------------------------------------------------



                                               CONDENSED BALANCE SHEETS
                                              DECEMBER 31, 2002 and 2001

(In thousands)                                                                              2002                 2001
----------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                                               $    10,266         $      7,762
Investments in wholly-owned subsidiaries                                                    208,363              199,480
Intangible assets, net                                                                          134                   27
Premises and equipment                                                                        2,280                2,380
Other assets                                                                                  6,431                4,110
                                                                                        -----------         ------------
           TOTAL ASSETS                                                                 $   227,474         $    213,759
                                                                                         ==========          ===========

LIABILITIES
Long-term debt                                                                          $    27,783         $     29,783
Other liabilities                                                                             2,086                1,613
                                                                                        -----------         ------------
           Total liabilities                                                                 29,869               31,396
                                                                                        -----------         ------------

STOCKHOLDERS' EQUITY
Common stock                                                                                  7,071                7,087
Surplus                                                                                      44,495               45,278
Undivided profits                                                                           143,808              128,519
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities,
      net of income taxes of $1,446 at 2002 and $887 at 2001                                  2,231                1,479
                                                                                        -----------         ------------
           Total stockholders' equity                                                       197,605              182,363
                                                                                        -----------         ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   227,474         $    213,759
                                                                                         ==========          ===========




                                                 CONDENSED STATEMENTS OF INCOME
                                         YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(In thousands)                                                                    2002                 2001                2000
----------------------------------------------------------------------------------------------------------------------------------

INCOME
   Dividends from subsidiaries                                                 $   15,920          $    12,722          $   13,238
   Other income                                                                     4,051                4,046               4,536
                                                                                ---------          -----------          ----------
                                                                                   19,971               16,768              17,774
EXPENSE                                                                             7,193                7,113               7,144
                                                                               ----------          -----------          ----------
   Income before income taxes and equity in
      undistributed net income of subsidiaries                                     12,778                9,655              10,630
   Provision for income taxes                                                      (1,169)              (1,062)               (788)
                                                                                ---------          -----------          ----------

Income before equity in undistributed net
   income of subsidiaries                                                          13,947               10,717              11,418
Equity in undistributed net income of subsidiaries                                  8,131                5,811               7,451
                                                                                ---------          -----------          ----------

NET INCOME                                                                     $   22,078          $    16,528          $   18,869
                                                                                =========           ==========           =========




                                                CONDENSED STATEMENTS OF CASH FLOWS
                                         YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(In thousands)                                                                 2002                2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                                 $    22,078         $     16,528       $      18,869
   Items not requiring (providing) cash
      Depreciation and amortization                                                    74                  319                 381
      Deferred income taxes                                                          (373)                 (46)                 12
      Equity in undistributed income of bank subsidiaries                          (8,131)              (5,811)             (7,451)

   Changes in
      Other assets                                                                 (2,193)                 621                 (77)
      Other liabilities                                                               718               (1,074)                981
                                                                              -----------         -------------      -------------
           Net cash provided by operating activities                               12,173               10,537              12,715
                                                                              -----------         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of premises and equipment                                                (81)                (142)               (256)
   Sale of premises and equipment to subsidiary                                        --                2,032                  --
   Capital contribution to subsidiary                                                  --               (2,000)             (5,000)
   Proceeds from maturities of available-for-sale securities                           --                1,721              66,030
   Purchases of available-for-sale securities                                          --                   --             (59,153)
                                                                              -----------         ------------       -------------
           Net cash (used in) provided by investing activities                        (81)               1,611               1,621
                                                                              -----------         ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal reduction on long-term debt                                           (2,000)              (2,858)             (2,060)
   Dividends paid                                                                  (6,789)              (6,241)             (5,822)
   Repurchase of common stock, net                                                   (799)              (2,780)             (2,941)
                                                                               ----------         ------------       --------------
           Net cash used in financing activities                                   (9,588)             (11,879)            (10,823)
                                                                               ----------         ------------       -------------

INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                 2,504                  269               3,513

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                7,762                7,493               3,980
                                                                              -----------         ------------       -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $    10,266         $      7,762       $       7,493
                                                                               ==========          ===========        ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           No items are reportable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held March 25, 2003, filed pursuant to Regulation 14A on or about February 11, 2003.

ITEM 11.   EXECUTIVE COMPENSATION

           Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held March 25, 2003 filed pursuant to Regulation 14A on or about February 11, 2003.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held March 25, 2003, filed pursuant to Regulation 14A on or about February 11, 2003.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held March 25, 2003, filed pursuant to Regulation 14A on or about February 11, 2003.

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

(b) Reports on Form 8-K

           The registrant filed Form 8-K on October 17, 2002. The report contained the text of a press release issued by the registrant concerning the announcement of third quarter earnings.

           The registrant filed Form 8-K on December 3, 2002. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly dividend.

(c) Listing of Exhibits

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

                                      /s/ John L. Rush         February 6, 2003
                                      -----------------------------------------
                                      John L. Rush, Secretary

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 6, 2003.

       Signature                                Title
       ---------                                -----

/s/ J. Thomas May         President, Chairman, Chief Executive Officer
-----------------           and Director
J. Thomas May


/s/ Barry L. Crow         Executive Vice President and Chief Financial
-----------------           Officer (Principal Financial and Accounting Officer)
Barry L. Crow


/s/ William  E. Clark     Director
---------------------
William E. Clark


/s/ Lara F. Hutt, III     Director
---------------------
Lara F. Hutt, III


/s/ George Makris, Jr.    Director
----------------------
George Makris, Jr.


/s/ David R. Perdue       Director
-------------------
David R. Perdue


/s/ Harry L. Ryburn       Director
-------------------
Harry L. Ryburn


/s/ Henry F. Trotter      Director
--------------------
Henry F. Trotter, Jr.

                                  CERTIFICATION

           I, J. Thomas May certify that:

           1. I have reviewed this annual report on Form 10-K of Simmons First National Corporation;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003


 /s/ J. Thomas May
------------------
J. Thomas May, Chairman, President
     and Chief Executive Officer

                                  CERTIFICATION

           I, Barry L. Crow, certify that:

           1. I have reviewed this annual report on Form 10-K of Simmons First National Corporation;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003


/s/ Barry L. Crow
-----------------
Barry L. Crow, Chief Financial Officer

                                Index to Exhibits

           Exhibit              Description

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

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

           In connection with the Annual Report of Simmons First National Corporation (the "Company"), on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, J. Thomas May, Chairman, President and Chief Executive Officer of the Company, hereby certifies that:

           (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ J. Thomas May
-----------------
J. Thomas May Chairman, President
    and Chief Executive Officer
February 6, 2003

Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

           In connection with the Annual Report of Simmons First National Corporation (the "Company"), on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, Barry L. Crow, Chief Financial Officer of the Company, hereby certifies that:

           (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Barry L. Crow
-----------------
Barry L. Crow Chief Financial Officer
February 6, 2003