Form 10-Q
period 2003-03-31
SIMMONS FIRST NATIONAL CORP
filed 2003-05-12
CIK 90498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003	Commission File Number 06253

SIMMONS FIRST NATIONAL CORPORATION (Exact name of registrant as specified in its charter)

Arkansas (State or other jurisdiction of incorporation or organization)	71-0407808 (I.R.S. Employer Identification No.)

501 Main Street Pine Bluff, Arkansas (Address of principal executive offices)	71601 (Zip Code)

Registrant’s telephone number, including area code	870-541-1000

Not Applicable Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO

Indicate the number of shares outstanding of each of issuer’s classes of common stock.

Class A, Common Class B, Common	7,075,280 None

SIMMONS FIRST NATIONAL CORPORATION

INDEX

Page No.

Part I: Summarized Financial Information

Consolidated Balance Sheets —
March 31, 2003 and December 31, 2002	3-4

Consolidated Statements of Income —
Three months ended March 31, 2003 and 2002	5

Consolidated Statements of Cash Flows —
Three months ended March 31, 2003 and 2002	6

Consolidated Statements of Stockholders’ Equity
Three months ended March 31, 2003 and 2002	7

Condensed Notes to Consolidated Financial Statements	8-19

Management’s Discussion and Analysis of Financial
Condition and Results of Operations	20-44

Review by Independent Certified Public Accountants	45

Part II: Other Information	46-50

Part I: Summarized Financial Information

Simmons First National Corporation Consolidated Balance Sheets March 31, 2003 and December 31, 2002

ASSETS

(In thousands, except share data)	March 31, 2003	December 31, 2002

	(Unaudited)
Cash and non-interest bearing balances due from banks	$ 74,609	$ 76,452
Interest bearing balances due from banks	32,631	28,473
Federal funds sold and securities purchased under agreements to resell	51,400	86,620

Cash and cash equivalents	158,640	191,545
Investment securities	413,669	404,048
Mortgage loans held for sale	26,223	33,332
Assets held in trading accounts	11,349	192
Loans	1,257,455	1,257,305
Allowance for loan losses	(21,826)	(21,948)

Net loans	1,235,629	1,235,357
Premises and equipment	46,125	47,047
Foreclosed assets held for sale, net	2,426	2,705
Interest receivable	13,519	13,133
Goodwill	32,877	32,877
Core deposits	587	613
Other assets	17,112	16,730

TOTAL ASSETS	$ 1,958,156	$ 1,977,579

See Condensed Notes to Consolidated Financial Statements. 3

Simmons First National Corporation Consolidated Balance Sheets March 31, 2003 and December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	March 31, 2003	December 31, 2002

	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$ 239,996	$ 239,545
Interest bearing transaction accounts and savings deposits	571,614	565,041
Time deposits	804,061	814,610

Total deposits	1,615,671	1,619,196
Federal funds purchased and securities sold
under agreements to repurchase	53,053	86,705
Short-term debt	1,712	3,619
Long-term debt	70,509	54,282
Accrued interest and other liabilities	16,210	16,172

Total liabilities	1,757,155	1,779,974

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $1 a share, authorized
30,000,000 shares, 7,075,280 issued and outstanding
at 2003 and 7,071,455 at 2002	7,075	7,071
Surplus	44,536	44,495
Undivided profits	147,371	143,808
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes of $1,315 in 2003 and $1,446 in 2002	2,019	2,231

Total stockholders’ equity	201,001	197,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,958,156	$1,977,579

See Condensed Notes to Consolidated Financial Statements. 4

Simmons First National Corporation Consolidated Statements of Income Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31
(In thousands, except per share data)	2003	2002

	(Unaudited)
INTEREST INCOME
Loans	$ 22,239	$ 24,106
Federal funds sold and securities purchased
under agreements to resell	214	328
Investment securities	3,984	4,923
Mortgage loans held for sale, net of unrealized gains (losses)	300	233
Assets held in trading accounts	2	2
Interest bearing balances due from banks	135	281

TOTAL INTEREST INCOME	26,874	29,873

INTEREST EXPENSE
Deposits	6,844	10,568
Federal funds purchased and securities sold
under agreements to repurchase	223	397
Short-term debt	5	41
Long-term debt	922	806

TOTAL INTEREST EXPENSE	7,994	11,812

NET INTEREST INCOME	18,880	18,061
Provision for loan losses	2,197	2,361

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	16,683	15,700

NON-INTEREST INCOME
Trust income	1,576	1,390
Service charges on deposit accounts	2,454	2,238
Other service charges and fees	479	411
Income on sale of mortgage loans, net of commissions	1,164	811
Income on investment banking, net of commissions	531	266
Credit card fees	2,319	2,338
Other income	781	918
Gain on sale of securities, net	—	—

TOTAL NON-INTEREST INCOME	9,304	8,372

NON-INTEREST EXPENSE
Salaries and employee benefits	10,742	9,950
Occupancy expense, net	1,331	1,126
Furniture and equipment expense	1,382	1,292
Loss on foreclosed assets	35	43
Other operating expenses	4,704	4,618

TOTAL NON-INTEREST EXPENSE	18,194	17,029

INCOME BEFORE INCOME TAXES	7,793	7,043
Provision for income taxes	2,461	2,102

NET INCOME	$ 5,332	$ 4,941

BASIC EARNINGS PER SHARE	$ 0.38	$ 0.35

DILUTED EARNINGS PER SHARE	$ 0.37	$ 0.34

See Condensed Notes to Consolidated Financial Statements. 5

Simmons First National Corporation Consolidated Statements of Cash Flows Three Months Ended March 31, 2003 and 2002

(In thousands)	March 31, 2003	March 31, 2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$ 5,332	$ 4,941
Items not requiring (providing) cash
Depreciation and amortization	1,397	1,121
Provision for loan losses	2,197	2,361
Net amortization (accretion) of investment securities	58	(160)
Deferred income taxes	(10)	(318)
Provision for losses on foreclosed assets	42	11
Changes in
Interest receivable	(386)	640
Mortgage loans held for sale	7,109	12,694
Assets held in trading accounts	(11,157)	765
Other assets	(382)	(880)
Accrued interest and other liabilities	(2,123)	(594)
Income taxes payable	2,171	2,420

Net cash provided by operating activities	4,248	23,001

INVESTING ACTIVITIES
Net (origination) repayment of loans	(2,655)	26,211
(Purchase) sale of premises and equipment, net	(449)	31
Proceeds from sale of foreclosed assets	423	168
Proceeds from maturities of available-for-sale securities	58,037	164,696
Purchases of available-for-sale securities	(66,145)	(149,890)
Proceeds from maturities of held-to-maturity securities	52,162	17,854
Purchases of held-to-maturity securities	(53,945)	(27,298)

Net cash (used in) provided by investing activities	(12,572)	31,772

FINANCING ACTIVITIES
Net decrease in deposits	(3,525)	(53,938)
Net (repayment) proceeds of short-term debt	(1,907)	3,420
Dividends paid	(1,769)	(1,632)
Proceeds from issuance of long-term debt	17,470	850
Repayment of long-term debt	(1,243)	(216)
Net decrease in federal funds purchased and securities
sold under agreements to repurchase	(33,652)	(4,841)
Issuance of common stock, net	45	52

Net cash used in financing activities	(24,581)	(56,305)

DECREASE IN CASH AND CASH EQUIVALENTS	(32,905)	(1,532)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	191,545	194,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 158,640	$ 193,309

See Condensed Notes to Consolidated Financial Statements. 6

Simmons First National Corporation Consolidated Statements of Stockholders’ Equity Three Months Ended March 31, 2003 and 2002

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income	Undivided Profits	Total

Balance, December 31, 2001	$ 7,087	$ 45,278	$ 1,479	$ 128,519	$ 182,363
Comprehensive income
Net income	—	—	—	4,941	4,941
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credit of $448	—	—	(941)	—	(941)

Comprehensive income					4,000
Exercise of stock options – 5,300 shares	5	88	—	—	93
Securities exchanged under stock option plan	(1)	(40)	—	—	(41)
Dividends paid - $0.115 per split adj. share	—	—	—	(1,632)	(1,632)

Balance, March 31, 2002	7,091	45,326	538	131,828	184,783
Comprehensive income
Net income	—	—	—	17,137	17,137
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $1,007	—	—	1,693	—	1,693

Comprehensive income					18,830
Exercise of stock options – 17,600 shares	18	385	—	—	403
Securities exchanged under stock option plan	(8)	(266)	—	—	(274)
Repurchase of common stock - 30,000 shares	(30)	(950)	—	—	(980)
Dividends paid - $0.365 per split adj. share	—	—	—	(5,157)	(5,157)

Balance, December 31, 2002	7,071	44,495	2,231	143,808	197,605
Comprehensive income
Net income	—	—	—	5,332	5,332
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credit of $131	—	—	(212)	—	(212)

Comprehensive income					5,120
Exercise of stock options - 5,150 shares	5	88	—	—	93
Securities exchanged under stock option plan	(1)	(47)	—	—	(48)
Dividends paid - $0.125 per split adj. share	—	—	—	(1,769)	(1,769)

Balance, March 31, 2003	$ 7,075	$ 44,536	$ 2,019	$ 147,371	$ 201,001

See Condensed Notes to Consolidated Financial Statements. 7

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

        Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2002 filed with the Securities and Exchange Commission.

Allowance for Loan Losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance is maintained at a level considered adequate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of period end. This estimate is based on management’s evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of the Company’s ongoing risk management system.

        A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more, nonaccrual loans and certain other loans identified by management. Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan losses. Specific allocations are applied when quantifiable factors are present requiring a greater allocation than that established using the classified asset approach, as defined by the Office of the Comptroller of the Currency. Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days, unless management is aware of circumstances which warrant continuing the interest accrual. Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

Mortgage Loans Held For Sale

        Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buyback the commitment if the original loan does not fund. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

Earnings Per Share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

        The following is the computation of per share earnings for the three months ended March 31, 2003 and 2002. All share and per share data reflect the effect of the Company’s two for one stock split effective May 1, 2003.

(In thousands, except per share data)	2003	2002

Net Income	$ 5,332	$ 4,941

Average common shares outstanding	14,148	14,179
Average common share stock options outstanding	214	179

Average diluted common shares	14,362	14,358

Basic earnings per share	$ 0.38	$ 0.35

Diluted earnings per share	$ 0.37	$ 0.34

9

NOTE 2:       STOCK SPLIT

        On March 25, 2003 the Company announced the declaration of a two for one stock split. The stock split was distributed May 1, 2003 to shareholders of record as of April 18, 2003. As a result of the stock split, generally accepted accounting principles require the change be given retroactive effect in the accompanying consolidated financial statements. Thus, all per share amounts have been restated to reflect the retroactive effect of the stock split. The number of shares outstanding and stock options outstanding of the Company have not been restated.

NOTE 3:       ACQUISITIONS

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

NOTE 4:       INVESTMENT SECURITIES

        The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31, 2003				December 31, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$ 18,637	$ 457	$ —	$ 19,094	$ 26,153	$ 618	$ —	$ 26,771
U.S. Government
agencies	77,983	525	(1)	78,507	59,324	622	(1)	59,945
Mortgage-backed
securities	1,357	36	—	1,393	1,510	41	—	1,551
State and political
subdivisions	110,981	3,745	(42)	114,684	120,230	3,827	(9)	124,048
Other securities	100	—	—	100	100	—	—	100

	$209,058	$ 4,763	$ (43)	$213,778	$207,317	$ 5,108	$ (10)	$212,415

Available-for-Sale
U.S. Treasury	$ 13,578	$ 217	$ —	$ 13,795	$ 14,591	$ 287	$ —	$ 14,878
U.S. Government
agencies	170,823	2,100	(7)	172,916	161,042	2,442	—	163,484
Mortgage-backed
securities	2,626	11	(19)	2,618	3,017	17	(19)	3,015
State and political
subdivisions	4,879	350	—	5,229	4,979	324	—	5,303
Other securities	9,197	856	—	10,053	9,244	807	—	10,051

	$201,103	$ 3,534	$ (26)	$204,611	$192,873	$ 3,877	$ (19)	$196,731

10

        The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $314,759,000 at March 31, 2003 and $306,082,000 at December 31, 2002.

        The book value of securities sold under agreements to repurchase amounted to $53,053,000 and $43,060,000 for March 31, 2003 and December 31, 2002, respectively.

        Income earned on securities for the three months ended March 31, 2003 and 2002, is as follows:

(In thousands)	2003	2002

Taxable
Held-to-maturity	$ 928	$ 926
Available-for-sale	1,788	2,593

Non-taxable
Held-to-maturity	1,203	1,333
Available-for-sale	65	71

Total	$3,984	$4,923

Maturities of investment securities at March 31, 2003 are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$ 33,627	$ 33,885	$ 48,593	$ 48,986
After one through five years	109,924	112,393	112,441	114,463
After five through ten years	60,275	62,068	29,441	29,684
After ten years	5,132	5,332	1,431	1,425
Other securities	100	100	9,197	10,053

Total	$209,058	$213,778	$201,103	$204,611

        There were no gross realized gains or losses as of March 31, 2003 and 2002.

        Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 5:       LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories are summarized as follows:

(In thousands)	March 31, 2003	December 31, 2002

Consumer
Credit cards	$ 165,821	$ 180,439
Student loans	91,288	83,890
Other consumer	148,113	153,103
Real Estate
Construction	95,317	90,736
Single family residential	231,638	233,193
Other commercial	298,146	290,469
Commercial
Commercial	157,313	144,678
Agricultural	48,821	58,585
Financial institutions	6,544	6,504
Other	14,454	15,708

Total loans before allowance for loan losses	$1,257,455	$1,257,305

        During the first three months of 2003, foreclosed assets held for sale decreased $279,000 to $2,426,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at March 31, 2003, were $418,000, $10,401,000 and $1,605,000, respectively, bringing the total of non-performing assets to $14,850,000.

Transactions in the allowance for loan losses are as follows:

(In thousands)	March 31, 2003	December 31, 2002

Balance, beginning of year	$21,948	$20,496
Additions
Provision charged to expense	2,197	2,361

	24,145	22,857
Deductions
Losses charged to allowance, net of recoveries
of $494 and $560 for the first three months of
2003 and 2002, respectively	2,319	2,705

Balance, March 31	$21,826	20,152

Additions
Provision charged to expense		7,862
Allowance for loan losses of acquired branch		247

		28,261
Deductions
Losses charged to allowance, net of recoveries
of $1,568 for the last nine months of
2002		6,313

Balance, end of year		$21,948

        At March 31, 2003 and December 31, 2002, impaired loans totaled $18,244,000 and $14,646,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at March 31, 2003, were $3,872,000 and $2,895,000 at December 31, 2002.

        Approximately, $115,000 and $182,000 of interest income were recognized on average impaired loans of $16,445,000 and $20,805,000 as of March 31, 2003 and 2002, respectively. Interest recognized on impaired loans on a cash basis during the first three months of 2003 and 2002 was immaterial.

NOTE 6:       GOODWILL AND OTHER INTANGIBLES

        The carrying basis and accumulated amortization of core deposits (net of core deposits that were fully amortized) at March 31, 2003 and December 31, 2002, were as follows:

(In thousands)	March 31, 2003	December 31, 2002

Gross carrying amount	$ 1,037	$ 1,037
Accumulated amortization	(450)	(424)

Net	$ 587	$ 613

        Core deposit amortization expense recorded for the three months ended March 31, 2003 and 2002, was $26,000 and $28,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2003 - $98,000; 2004 - $94,000; 2005 - $93,000; 2006 - $91,000 and 2007 - $79,000.

        Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

NOTE 7:       TIME DEPOSITS

        Time deposits include approximately $308,440,000 and $310,581,000 of certificates of deposit of $100,000 or more at March 31, 2003 and December 31, 2002, respectively.

NOTE 8:       INCOME TAXES

        The provision for income taxes is comprised of the following components:

(In thousands)	March 31, 2003	December 31, 2002

Income taxes currently payable	$ 2,471	$ 2,420
Deferred income taxes	(10)	(318)

Provision for income taxes	$ 2,461	$ 2,102

14

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are shown below:

(In thousands)	March 31, 2003	December 31, 2002

Deferred tax assets
Allowance for loan losses	$ 7,427	$ 7,411
Valuation of foreclosed assets	131	131
Deferred compensation payable	598	600
Deferred loan fee income	78	141
Vacation compensation	599	577
Mortgage servicing reserve	347	386
Loan interest	183	183
Other	192	176

Total deferred tax assets	9,555	9,605

Deferred tax liabilities
Accumulated depreciation	(999)	(1,161)
Available-for-sale securities	(1,315)	(1,446)
FHLB stock dividends	(614)	(512)
Other	(202)	(202)

Total deferred tax liabilities	(3,130)	(3,321)

Net deferred tax assets included in other
assets on balance sheets	$ 6,425	$ 6,284

15

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

(In thousands)	March 31, 2003	December 31, 2002

Computed at the statutory rate (35%)	$ 2,728	$ 2,465

Increase (decrease) resulting from:
Tax exempt income	(507)	(565)
Other differences, net	240	202

Actual tax provision	$ 2,461	$ 2,102

NOTE 9:       LONG-TERM DEBT

Long-term debt at March 31, 2003 and December 31, 2002, consisted of the following components,

(In thousands)	March 31, 2003	December 31, 2002

7.32% note due 2007, unsecured	$10,000	$10,000
1.83% to 8.41% FHLB advances due 2003 to 2021,
secured by residential real estate loans	43,259	27,032
Trust preferred securities	17,250	17,250

	$70,509	$54,282

        The Company owns a wholly owned grantor trust subsidiary (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the respective Trust and to invest the gross proceeds of such preferred securities into notes of the Company. The sole assets of the Trust are $17.8 million aggregate principal amount of the Company’s 9.12% Subordinated Debenture Notes due 2027 which are currently redeemable. Trust preferred securities qualify as Tier 1 Capital for regulatory purposes.

Aggregate annual maturities of long-term debt at March 31, 2003, are:

(In thousands)	Year	Annual Maturities

	2003	$ 5,438
	2004	7,134
	2005	7,287
	2006	9,017
	2007	7,754
	Thereafter	33,879

	Total	$70,509

NOTE 10:       CONTINGENT LIABILITIES

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

NOTE 11:       UNDIVIDED PROFITS

        The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At March 31, 2003, the bank subsidiaries had approximately $12 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

        The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier l leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2003, each of the seven subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “total risk-based capital” ratio was 15.70% at March 31, 2003.

NOTE 12:       STOCK OPTIONS AND RESTRICTED STOCK

        At March 31, 2003, the Company had stock options outstanding of 373,150 shares and stock options exercisable of 229,730 shares. During the first three months of 2003, there were 5,150 shares issued upon exercise of stock options, options for 4,850 shares expired and no additional stock options of the Company were granted. Also, no additional shares of common stock of the Company were granted or issued as bonus shares of restricted stock, during the first three months of 2003. This information has not been adjusted for the two for one stock split which was distributed to shareholders effective May 1, 2003.

NOTE 13:       ADDITIONAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(In thousands)	2003	2002

Interest paid	$8,304	$13,109
Income taxes paid	$ 300	$ —

NOTE 14:       CERTAIN TRANSACTIONS

        From time to time the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families. From time to time directors, officers and their associates and members of their immediate families have placed deposits with the Company’s subsidiary banks. Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

NOTE 15:       COMMITMENTS AND CREDIT RISK

        The seven affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company’s diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 13.2% and 14.4% of the portfolio, as of March 31, 2003 and December 31, 2002, respectively.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

        At March 31, 2003, the Company had outstanding commitments to extend credit aggregating approximately $221,172,000 and $306,405,000 for credit card commitments and other loan commitments, respectively. At December 31, 2002, the Company had outstanding commitments to extend credit aggregating approximately $216,167,000 and $289,389,000 for credit card commitments and other loan commitments, respectively.

        Letters of credit are conditional commitments issued by the bank subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $3,826,000 and $2,474,000 at March 31, 2003 and December 31, 2002, respectively, with terms ranging from 90 days to one year.

NOTE 16:       IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board recently issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee at its inception and prescribes disclosures regarding guarantees. The Interpretation applies only to guarantees issued or modified after December 31, 2002. Guarantees issued by the Bank are principally in the form of letters of credit. The adoption of FIN 45 did not have a material impact on the Company’s financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

        Simmons First National Corporation achieved record first quarter earnings of $5,332,000, or $0.37 diluted earnings per share (stock spilt adjusted) for the three-month period ended March 31, 2003. These earnings reflect an increase of $391,000, or $0.03 per share over the March 31, 2002, earnings of $4,941,000, or $0.34 diluted earnings per share (stock split adjusted). Reference is made to the Capital discussion for additional information regarding the Company’s stock split.

        Return on average assets and return on average stockholders’ equity for the three-month period ended March 31, 2003, was 1.10% and 10.76%, compared to 1.00% and 10.79%, respectively, for the same period in 2002. The increase in first quarter earnings were primarily due to an improvement in the Company’s net interest margin and improved asset quality.

        Total assets for the Company at March 31, 2003, were $1.958 billion, a decrease of $19.4 million from the same figure at December 31, 2002. Average quarter to date total assets for the Company during the first quarter of 2003 was $1.972 billion, a decrease of $39.1 million over the average for the first quarter of 2002. Stockholders’ equity at the end of the first quarter of 2003 was $201.0 million, a $3.4 million, or 1.7%, increase from December 31, 2002.

        The allowance for loan losses as a percent of total loans equaled 1.74% and 1.75% as of March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, non-performing loans equaled 0.95% of total loans compared to 0.97% as of year-end 2002. As of March 31, 2003, the allowance for loan losses equaled 182% of non-performing loans compared to 179% at year-end 2002.

        Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company, with community banks in Pine Bluff, Jonesboro, Lake Village, Rogers, Russellville, Searcy and El Dorado, Arkansas. The Company’s seven banks conduct financial operations from 64 offices, of which 62 are financial centers, in 34 communities throughout Arkansas.

CRITICAL ACCOUNTING POLICIES

Overview

        Management has reviewed its various accounting policies. After this review management believes the policies most critical to the Company are the policies associated with its lending practices including the accounting for the allowance for loan losses, treatment of goodwill, recognition of fee income, estimates of income taxes and employee benefit plan as it relates to stock options.

Loans

        Loans the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any loans charged off and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated life of the loan. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

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

        The allowance is maintained at a level considered adequate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of period end. This estimate is based on management’s evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of the Company’s ongoing risk management system.

        A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more, nonaccrual loans and certain other loans identified by management. Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan losses. Specific allocations are applied when quantifiable factors are present requiring a greater allocation than that established using the classified asset approach, as defined by the Office of the Comptroller of the Currency. Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days, unless management is aware of circumstances which warrant continuing the interest accrual. Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

Goodwill

        Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. Financial Accounting Standards Board Statement No. 142 and No. 147 eliminated the amortization for these assets as of January 1, 2002. Although, goodwill is not being amortized, it is being tested annually for impairment.

Fee Income

        Periodic bankcard fees, net of direct origination costs, are recognized as revenue on a straight-line basis over the period the fee entitles the cardholder to use the card. Origination fees and costs for other loans are being amortized over the estimated life of the loan.

Income Taxes

        Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Employee Benefit Plans

        The Company has a stock-based employee compensation plan. The Company accounts for this plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

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

SALE OF MORTGAGE SERVICING

        On June 30, 1998, the Company sold its $1.2 billion residential mortgage-servicing portfolio. As a result of this sale, the Company established a $1.0 million reserve for potential liabilities under certain representations and warranties on the sale date. The balance for this reserve was $807,000 as of March 31, 2003. The potential liability for the representations and warranties for the mortgage-servicing sale will expire on June 30, 2003, and until that time the buyer has the ability to make claims on the entire balance. As such, management believes it is necessary to maintain the reserve until the term expires. If there is a remaining balance in the representations and warranties reserve, it will be reflected as an additional gain on sale of mortgage servicing on the expiration date.

NET INTEREST INCOME

        Net interest income, the Company’s principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50% for March 31, 2003 and 2002).

        Throughout 2001, the Federal Reserve Bank steadily decreased the Federal Funds rate by a total of 475 basis points to 1.75% in an effort to stimulate economic growth. In 2002, the Federal Reserve continued to decrease the Federal Funds rate from 1.75% at the end of 2001 to 1.25% at the end of 2002. This declining rate environment contributed to the decline in interest income. This decline was more than offset by a decline in interest expense, driven by the declining interest rate environment, which resulted in growth in net interest income.

        For the three-month period ended March 31, 2003, net interest income on a fully taxable equivalent basis was $19.7 million, an increase of $758,000, or 4.0%, from the same period in 2002. The increase in net interest income was the result of a $3.1 million decrease in interest income and a $3.8 million decrease in interest expense. As a result, the net interest margin improved 25 basis points to 4.39% for the three-month period ended March 31, 2003, when compared to 4.14% for the same period in 2002.

        The $3.1 million decrease in interest income primarily is the result of a 55 basis point decrease in the yield earned on earning assets associated with the lower interest rates environment. The lower interest rates accounted for $2.9 million, or 95.5%, of the decrease in interest income. More specifically, $2.2 million of the decrease is associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate paid on the loan portfolio decreased 70 basis points from 7.92% to 7.22%.

        The $3.8 million decrease in interest expense is the result of a 91 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment last year. The lower interest rates accounted for $3.3 million, or 86.3%, of the decrease in interest expense. More specifically, $2.6 million of the decrease is associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 85% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits decreased 125 basis points from 4.01% to 2.76%. Also, contributing to the decrease in interest expense was the $57 million decline in interest bearing liabilities. While this decline resulted in a $522,000 decrease in interest expense, it was a strategic decision made by the Company to allow interest bearing liabilities to decrease in the same relationship as the decrease in earning assets.

        Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2003 and 2002, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month periods ended March 31, 2003 versus March 31, 2002.

Table 1: Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Period Ended March 31
(In thousands)	2003	2002

Interest income	$26,874	$29,873
FTE adjustment	793	854

Interest income - FTE	27,667	30,727
Interest expense	7,994	11,812

Net interest income - FTE	$19,673	$18,915

Yield on earning assets - FTE	6.17%	6.72%
Cost of interest bearing liabilities	2.12%	3.03%
Net interest spread - FTE	4.05%	3.69%
Net interest margin - FTE	4.39%	4.14%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	March 31, 2003 vs. 2002

Decrease due to change in earning assets	$ (137)
Decrease due to change in earning asset yields	(2,923)
Increase due to change in interest bearing liabilities	522
Increase due to change in interest rates paid on
interest bearing liabilities	3,296

Increase in net interest income	$ 758

24

        Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the periods ended March 31, 2003 and 2002. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Period Ended March 31
	2003			2002
(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$ 51,151	$ 135	1.07	$ 69,675	$ 281	1.64
Federal funds sold	83,873	214	1.03	80,015	328	1.66
Investment securities - taxable	291,368	2,716	3.78	327,469	3,519	4.36
Investment securities - non-taxable	115,019	1,963	6.92	121,789	2,151	7.16
Mortgage loans held for sale	21,635	300	5.62	13,768	233	6.86
Assets held in trading accounts	762	2	1.06	286	2	2.84
Loans	1,254,720	22,337	7.22	1,240,293	24,213	7.92

Total interest earning assets	1,818,528	27,667	6.17	1,853,295	30,727	6.72

Non-earning assets	153,094			157,429

Total assets	$1,971,622			$2,010,724

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$ 567,317	$ 1,327	0.95	$ 529,158	$ 1,600	1.23
Time deposits	809,491	5,517	2.76	906,569	8,968	4.01

Total interest bearing deposits	1,376,808	6,844	2.02	1,435,727	10,568	2.99
Federal funds purchased and
securities sold under agreement
to repurchase	84,839	223	1.07	98,567	397	1.63
Other borrowed funds
Short-term debt	1,679	5	1.21	5,849	41	2.84
Long-term debt	62,744	922	5.96	42,668	806	7.66

Total interest bearing liabilities	1,526,070	7,994	2.12	1,582,811	11,812	3.03

Non-interest bearing liabilities
Non-interest bearing deposits	230,222			226,834
Other liabilities	14,413			15,349

Total liabilities	1,770,705			1,824,994
Stockholders’ equity	200,917			185,730

Total liabilities and
stockholders’ equity	$1,971,622			$2,010,724

Net interest spread			4.05			3.69
Net interest margin		$19,673	4.39		$18,915	4.14

25

        Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2003, as compared to the same period of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Period Ended March 31 2003 over 2002
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total

Increase (decrease) in
Interest income
Interest bearing balances
due from banks	$ (64)	$ (82)	$ (146)
Federal funds sold	15	(129)	(114)
Investment securities - taxable	(365)	(438)	(803)
Investment securities - non-taxable	(118)	(70)	(188)
Mortgage loans held for sale	115	(48)	67
Assets held in trading accounts	1	(1)	—
Loans	279	(2,155)	(1,876)

Total	(137)	(2,923)	(3,060)

Interest expense
Interest bearing transaction and
savings accounts	109	(382)	(273)
Time deposits	(883)	(2,568)	(3,451)
Federal funds purchased
and securities sold under
agreements to repurchase	(50)	(124)	(174)
Other borrowed funds
Short-term debt	(20)	(16)	(36)
Long-term debt	322	(206)	116

Total	(522)	(3,296)	(3,818)

Increase in net
interest income	$ 385	$ 373	$ 758

26

PROVISION FOR LOAN LOSSES

        The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended March 31, 2003 and 2002, was $2.197 and $2.361 million, respectively. The decrease in the provision for loan losses for the first quarter 2003 reflects the improvement in asset quality from March 31, 2002 to 2003.

NON-INTEREST INCOME

        Total non-interest income was $9.3 million for the three-month period ended March 31, 2003, compared to $8.4 million for the same period in 2002. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

        Table 5 shows non-interest income for the three-month periods ended March 31, 2003 and 2002, respectively, as well as changes in 2003 from 2002.

Table 5: Non-Interest Income

	Period Ended March 31		2003 Change from
(In thousands)	2003	2002	2002

Trust income	$1,576	$1,390	$ 186	13.38%
Service charges on deposit accounts	2,454	2,238	216	9.65
Other service charges and fees	479	411	68	16.55
Income on sale of mortgage loans,
net of commissions	1,164	811	353	43.53
Income on investment banking,
net of commissions	531	266	265	99.62
Credit card fees	2,319	2,338	(19)	-0.81
Other income	781	918	(137)	-14.92

Total non-interest income	$9,304	$8,372	$ 932	11.13%

        Recurring fee income for the three-month period ended March 31, 2003, was $6.8 million, an increase of $451,000, or 7.1% from the three-month period ended March 31, 2002. For the three-month period ended March 31, 2003, trust fees and service charges on deposit accounts increased $186,000 and $216,000 from the March 31, 2002, level. The increase in trust fees for 2003 is the result of extra work that was performed on one estate that settled during the first quarter of 2003. The increase in service charges on deposit accounts for 2003 is primarily the result of an improved fee structure.

        During the three-month period ended March 31, 2003, income on the sale of mortgage loans and income on investment banking increased $353,000 and $265,000 from the same period during 2002. These increases were the result of a higher volume for those products during the first quarter of 2003 compared to the first quarter of 2002. The lower interest rate environment primarily drove the volume increases.

        During the first quarter ended March 31, 2002, the Company recorded one item in other income that was of a non-recurring nature. This item was a gain on the sale of one of the Company’s branch facilities in the Northwest Arkansas area.

NON-INTEREST EXPENSE

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

        Non-interest expense for the three-month period ended March 31, 2003, was $18.2 million, an increase of $1.2 million or 6.8%, from the same period in 2002. The increase in non-interest expense during the first three months of 2003, compared to the first three months of 2002 is primarily derived from the $792,000 increase in salary and employee benefits and a $205,000 increase in occupancy expense. The salary and employee benefits increase is associated with normal salary adjustments and the increased cost of health insurance. While the increase in occupancy expense was due to accelerated depreciation on two branches that the Company plans to replace in the near future, combined with the increased costs of the new headquarters that opened in one of our community banks in third quarter of 2002.

        Table 6 below shows non-interest expense for the periods ended March 31, 2003 and 2002, respectively, as well as changes to the first three months of 2003 from first three months of 2002, respectively.

Table 6: Non-Interest Expense

	Period Ended March 31		2003 Change from
(In thousands)	2003	2002	2002

Salaries and employee benefits	$10,742	$ 9,950	$ 792	7.96%
Occupancy expense, net	1,331	1,126	205	18.21
Furniture and equipment expense	1,382	1,292	90	6.97
Loss on foreclosed assets	35	43	(8)	-18.60
Other operating expenses
Professional services	472	480	(8)	-1.67
Postage	499	504	(5)	-0.99
Telephone	360	377	(17)	-4.51
Credit card expenses	423	422	1	0.24
Operating supplies	436	398	38	9.55
FDIC insurance	69	78	(9)	-11.54
Amortization of intangibles	26	28	(2)	-7.14
Other expense	2,419	2,331	88	3.78

Total non-interest expense	$18,194	$17,029	$ 1,165	6.84%

LOAN PORTFOLIO

        The Company’s loan portfolio averaged $1.254 billion and $1.240 billion during the first three months of 2003 and 2002, respectively. As of March 31, 2003, total loans were $1.257 billion, virtually unchanged from December 31, 2002. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

        Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $405.2 million at March 31, 2003, or 32.2% of total loans, compared to $417.4 million, or 33.2% of total loans at December 31, 2002. The consumer loan decrease from December 31, 2002 to March 31, 2003 is the result of the Company’s lower credit card portfolio and indirect lending, which was partially offset by an increase in student loans. The consumer market, particularly credit card and indirect lending, continues to be one of the Company’s greatest challenges. As a result, the credit card portfolio continued its decline as the result of an on going reduction in the number of cardholder accounts, due to competitive pressure in the credit card industry combined with some seasonality for that product. The decline in the indirect consumer loan portfolio was the result of the on going special finance incentives from car manufacturers and a planned reduction by the Company of that product based on the risk-reward relationship. The increase in student loans was a result of greater demand for that product.

        Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $625.1 million at March 31, 2003, or 49.7% of total loans, compared to the $614.4 million, or 48.9% of total loans at December 31, 2002. This improvement is the result of increased activity by the Company’s commercial real estate borrowers.

        Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $212.7 million at March 31, 2003, or 16.9% of total loans, compared to $209.8 million, or 16.7% of total loans at December 31, 2002. This improvement is the result of increased activity by the Company’s commercial borrowers.

        The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

(In thousands)	March 31, 2003	December 31, 2002

Consumer
Credit cards	$ 165,821	$ 180,439
Student loans	91,288	83,890
Other consumer	148,113	153,103
Real Estate
Construction	95,317	90,736
Single family residential	231,638	233,193
Other commercial	298,146	290,469
Commercial
Commercial	157,313	144,678
Agricultural	48,821	58,585
Financial institutions	6,544	6,504
Other	14,454	15,708

Total loans	$1,257,455	$1,257,305

30

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

        At March 31, 2003, impaired loans were $18.2 million compared to $14.6 million at December 31, 2002. The increase in impaired loans from December 31, 2002, primarily relates to the $3.9 million increase of borrowers that are still performing, but for which management has internally identified as impaired. More specifically, this increase is the result of one borrower that was internally classified by management as substandard. Furthermore, management has evaluated the underlying collateral on this credit and has allocated specific reserves to cover potential losses. Also, management has evaluated the underlying collateral on the remaining impaired loans and has allocated specific reserves in order to absorb potential losses if the collateral were ultimately foreclosed.

        In conclusion, management does not view the downgrading of one credit as a trend in the Company’s overall portfolio. Thus, while impaired loans did increase from year-end, the Company views asset quality as improved when compared to the same period last year.

        Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8: Non-performing Assets

(In thousands)	March 31, 2003	December 31, 2002

Nonaccrual loans	$10,401	$10,443
Loans past due 90 days or more
(principal or interest payments)	1,605	1,814

Total non-performing loans	12,006	12,257

Other non-performing assets
Foreclosed assets held for sale	2,426	2,705
Other non-performing assets	418	426

Total other non-performing assets	2,844	3,131

Total non-performing assets	$14,850	$15,388

Allowance for loan losses to
non-performing loans	181.79%	179.07%
Non-performing loans to total loans	0.95%	0.97%
Non-performing assets to total assets	0.76%	0.78%

        Approximately $185,000 and $219,000 of interest income would have been recorded for the three-month periods ended March 31, 2003 and 2002, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the three-month periods ended March 31, 2003 and 2002.

ALLOWANCE FOR LOAN LOSSES

Overview

        The Company maintains an allowance for loan losses. This allowance is created through charges to income and maintained at a sufficient level to absorb expected losses in the Company’s portfolio. The allowance for loan losses is determined monthly based on management’s assessment of several factors such as 1) historical loss experience based on volumes and types, 2) reviews or evaluations of the loan portfolio and allowance for loan losses, 3) trends in volume, maturity and composition, 4) off balance sheet credit risk, 5) volume and trends in delinquencies and non-accruals, 6) lending policies and procedures including those for loan losses, collections and recoveries 7) national and local economic trends and conditions, 8) concentrations of credit that might affect loss experience across one or more components of the loan portfolio, 9) the experience, ability and depth of lending management and staff and 10) other factors and trends, which will affect specific loans and categories of loans.

        As the Company evaluates the allowance for loan losses, it is categorized as follows: 1) specific allocations, 2) allocations for classified assets with no specific allocation, 3) general allocations for each major loan category and 4) miscellaneous allocations.

Specific Allocations

        Specific allocations are made when factors are present requiring a greater reserve than would be required when using the assigned risk rating allocation. As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship. The evaluation process in specific allocations for the Company includes a review of appraisals or other collateral analysis. These values are compared to the remaining outstanding principal balance. If a loss is determined to be reasonably possible, the possible loss is identified as a specific allocation. If the loan is not collateral dependent, the measurement of loss is based on the expected future cash flows of the loan.

Allocations for Classified Assets with no Specific Allocation

        The Company establishes allocations for loans rated “watch” through “doubtful” in accordance with the guidelines established by the regulatory agencies. A percentage rate is applied to each category of these loan categories to determine the level of dollar allocation.

General Allocations

        The Company establishes general allocations for each major loan category. This section also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans. The allocations in this section are based on a historical review of loan loss experience and past due accounts. The Company gives consideration to trends, changes in loan mix, delinquencies, prior losses, and other related information.

Miscellaneous Allocations

        Allowance allocations other than specific, classified and general for the Company are included in the miscellaneous section. This primarily consists of unfunded loan commitments.

        An analysis of the allowance for loan losses is shown in Table 9.

Table 9: Allowance for Loan Losses

(In thousands)	2003	2002

Balance, beginning of year	$21,948	$20,496

Loans charged off
Credit card	1,160	1,191
Other consumer	547	677
Real estate	458	444
Commercial	648	953

Total loans charged off	2,813	3,265

Recoveries of loans previously charged off
Credit card	207	129
Other consumer	209	233
Real estate	24	82
Commercial	54	116

Total recoveries	494	560

Net loans charged off	2,319	2,705
Provision for loan losses	2,197	2,361

Balance, March 31	$21,826	$20,152

Loans charged off
Credit card		3,512
Other consumer		1,643
Real estate		1,369
Commercial		1,357

Total loans charged off		7,881

Recoveries of loans previously charged off
Credit card		511
Other consumer		444
Real estate		171
Commercial		442

Total recoveries		1,568

Net loans charged off		6,313
Allowance for loan losses of
acquired branch		247
Provision for loan losses		7,862

Balance, end of year		$21,948

34

Provision for loan losses

        The amount of provision to the allowance during the three-month periods ended March 31, 2003 and 2002, and for the year ended 2002 was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management’s practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

Allocated Allowance for Loan Losses

        The Company utilizes a consistent methodology in the calculation and application of its allowance for loan losses. Because there are portions of the portfolio that have not matured to the degree necessary to obtain reliable loss statistics from which to calculate estimated losses, the unallocated allowance is an integral component of the total allowance. Although unassigned to a particular credit relationship or product segment, this portion of the allowance is vital to safeguard against the imprecision inherent when estimating credit losses.

        During the three months ended March 31, 2003, the Company experienced an increase of $497,000 in the real estate allocation of the allowance for loan losses. This increase is primarily associated with two borrowers in the real estate portfolio. The first borrower is one that is still performing but which has recently been internally classified by management as substandard. Additionally, the Company increased the allowance allocation on a significant real estate borrower that was previously classified as substandard but continues to perform. As a result, the unallocated allowance decreased $347,000 during the first three months of 2003. The allocation of allowance for loan losses for credit cards, other consumer loans and commercial loans for March 31, 2003, is consistent with December 31, 2002.

        While the Company still has some concerns over the uncertainty of the economy and the impact of foreign imports on the catfish industry in Arkansas, management believes the allowance for loan losses is adequate for the period ended March 31, 2003.

        An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10: Allocation of Allowance for Loan Losses

	March 31, 2003		December 31, 2002
(In thousands)	Allowance Amount	% of loans*	Allowance Amount	% of loans*

Credit cards	$ 4,202	13.2%	$ 4,270	14.4%
Other consumer	1,711	19.0%	1,745	18.8%
Real Estate	7,890	49.7%	7,393	48.9%
Commercial	4,228	16.9%	4,398	16.7%
Other	—	1.2%	—	1.2%
Unallocated	3,795		4,142

Total	$21,826	100.0%	$21,948	100.0%

*Percentage of loans in each category to total loans. 35

DEPOSITS

        Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 62 financial centers. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more. As of March 31, 2003, core deposits comprised 75% of the Company’s funding source.

        The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, it allows managers in the local markets to establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. Although the interest rate environment is at a historical low, the Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, total deposits as of March 31, 2003, were $1.616 billion, which is relatively unchanged when compared to the $1.619 billion on December 31, 2002.

        Although total deposits remained relatively flat, the Company lowered the interest rates on its time deposits and, while there was a decrease in time deposits, there was a corresponding increase in transaction account balances. As a result of these efforts, time deposits decreased 1.3% or $11 million from December 31, 2002. Interest bearing transaction and savings accounts increased by 1.2% or $7 million, and now represent 35.4% of total deposits compared to 34.9% at December 31, 2002. Non-interest bearing accounts remained steady at $239 million and represented 14.9% of total deposits at March 31, 2003

        The Company will continue to manage interest expense through deposit pricing and does not anticipate a significant change in total deposits. The Company believes that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences increased loan demand or other liquidity needs.

LONG-TERM DEBT

        During the three month period ended March 31, 2003, the Company increased long-term debt by $16.2 million, or 29.9% from December 31, 2002. The increase is a result of the Company increasing the Federal Home Loan Bank borrowings in its community banking network. The Company made this strategic decision to help manage interest rate risk on specific new loan fundings and commitments made during the first quarter of 2003.

CAPITAL

Overview

        At March 31, 2003, total capital reached $201.0 million. Capital represents shareholder ownership in the Company — the book value of assets in excess of liabilities. At March 31, 2003, the Company’s equity to asset ratio was 10.26% compared to 9.99% at year-end 2002.

Stock Split

        On March 25, 2003 the Company announced the declaration of a two for one stock split. The stock split was distributed May 1, 2003 to shareholders of record as of April 18, 2003. As a result of the stock split, generally accepted accounting principles require the change be given retroactive effect in the accompanying consolidated financial statements. Thus, all per share amounts have been restated to reflect the retroactive effect of the stock split. The number of shares outstanding and stock options outstanding of the Company have not been restated.

Stock Repurchase

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

        During the three-month period ended March 31, 2003, the Company did not repurchase any common shares of stock. As of March 31, 2003, the Company has repurchased a total of 331,000 common shares of stock with a weighted average repurchase price of $23.71 per share. Upon completion of the current plan, the Company expects to renew the repurchase program.

Cash Dividends

        The Company declared cash dividends on its commons stock of $0.125 per share (split adjusted) for the first quarter of 2003 compared to $0.115 per share (split adjusted) for the first quarter of 2002. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

Parent Company Liquidity

        The primary sources for payment of dividends by the Company to its shareholders and the share repurchase plan are the current cash on hand at the parent company plus the future dividends received from the seven affiliate banks. Payment of dividends by the seven affiliate banks is subject to various regulatory limitations. Reference is made to the Liquidity and Market Risk Management discussion of the MD&A for additional information regarding the parent company’s liquidity.

Risk Based Capital

        The Company’s subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2003, the Company meets all capital adequacy requirements to which it is subject.

        As of the most recent notification from regulatory agencies, the subsidiaries were well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ categories.

        The Company’s risk-based capital ratios at March 31, 2003 and December 31, 2002, are presented in table 11.

Table 11: Risk-Based Capital

(In thousands)	March 31, 2003	December 31, 2002

Tier 1 capital
Stockholders’ equity	$ 201,001	$ 197,605
Trust preferred securities	17,250	17,250
Intangible assets	(33,464)	(33,490)
Unrealized gain on available-
for-sale securities	(2,019)	(2,231)
Other	(837)	(845)

Total Tier 1 capital	181,931	178,289

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	385	363
Qualifying allowance for loan losses	15,852	15,976

Total Tier 2 capital	16,237	16,339

Total risk-based capital	$ 198,168	$ 194,628

Risk weighted assets	$ 1,262,159	$ 1,272,104

Assets for leverage ratio	$ 1,933,475	$ 1,919,615

Ratios at end of year
Leverage ratio	9.41%	9.29%
Tier 1 capital	14.41%	14.02%
Total risk-based capital	15.70%	15.30%
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

39

LIQUIDITY AND MARKET RISK MANAGEMENT

Parent Company

        The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At March 31, 2003, undivided profits of the Company’s subsidiaries were approximately $114 million, of which approximately $12 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Banking Subsidiaries

        Generally speaking, the Company’s banking subsidiaries rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities. Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt. The banks’ primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

        Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and makes adjustments as needed. At March 31, 2003, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At March 31, 2003, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 20.5% of total assets, as compared to 21.3% at December 31, 2002.

Liquidity Management

        The objective of the Company’s liquidity management is to access adequate sources of funding to insure that cash flow requirements of depositors and borrowers are met in an orderly and timely manner. Sources of liquidity are managed so that reliance on any one funding source is kept to a minimum. The Company’s liquidity sources are prioritized for both availability and time to activation.

        The Company’s liquidity is at the forefront of not only funding needs, but is an integral part of asset/liability management. Pricing of the liability side is a major component of interest margin and spread management. Adequate liquidity is a necessity in addressing this critical task. There are six primary and secondary sources of liquidity available to the Company. The particular liquidity need and timeframe determine the use of these sources.

        The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its affiliates have approximately $90 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to insure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $45 million in funds on a given day. Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on month to month basis.

        Secondly, the Company uses a laddered investment portfolio that insures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 49% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

        A third source of liquidity is the retail deposits available through the Company’s network of affiliate banks throughout Arkansas. Although this method can be somewhat of a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

        Fourth, the Company has established a $5 million unsecured line of credit with a major commercial bank that could be used to meet unexpected liquidity needs at both the parent company level as well as at any affiliate bank.

        The fifth source of liquidity is the ability to access brokered deposits. On an ongoing basis the Company has chosen not to tap this source of funding. However, for short-term liquidity needs, it remains a viable option.

        Finally, the Company’s affiliate banks have lines of credits available with Federal Home Loan Bank. While the Company has used portions of those lines only to match off longer-term mortgage loans, the Company could use those lines to meet liquidity needs. Approximately 50% of these lines of credit are currently available, if needed.

        The Company believes the various sources available are ample liquidity for short-term, intermediate-term, and long-term liquidity.

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

Interest Rate Sensitivity

        Interest rate risk represents the potential impact of interest rate changes on net income and capital resulting from mismatches in repricing opportunities of assets and liabilities over a period of time. A number of tools are used to monitor and manage interest rate risk, including simulation models and interest sensitivity (Gap) analysis. Management uses simulation models to estimate the effects of changing interest rates and various balance sheet strategies on the level of the Company’s net income and capital. As a means of limiting interest rate risk to an acceptable level, management may alter the mix of floating and fixed-rate assets and liabilities, change pricing schedules and manage investment maturities during future security purchases.

        The simulation models incorporate management’s assumptions regarding the level of interest rates or balance changes for indeterminate maturity deposits for a given level of market rate changes. These assumptions have been developed through anticipated pricing behavior. Key assumptions in the simulation models include the relative timing of prepayments, cash flows and maturities. In addition, the impact of planned growth and anticipated new business is factored into the simulation models. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of a change in interest rates on net income or capital. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

        Table 12 below presents the Company’s interest rate sensitivity position at March 31, 2003. This Gap analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities (investment securities are according to call dates) and repricing periods rather than estimating more realistic behaviors, as is done in the simulation models. Also, the Gap analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 12: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets
Short-term investments	$ 84,031	$ —	$ —	$ —	$ —	$ —	$ —	$ 84,031
Assets held in trading
accounts	11,349	—	—	—	—	—	—	11,349
Investment securities	9,153	18,841	10,974	26,969	53,873	185,431	108,428	413,669
Mortgage loans held for sale	26,223	—	—	—	—	—	—	26,223
Loans	118,995	326,829	236,727	217,635	194,229	151,182	11,858	1,257,455

Total earning assets	249,751	345,670	247,701	244,604	248,102	336,613	120,286	1,792,727

Interest bearing liabilities
Interest bearing transaction
and savings deposits	237,314	—	—	—	66,860	200,580	66,860	571,614
Time deposits	108,298	173,837	189,862	233,980	78,560	19,516	8	804,061
Short-term debt	53,053	1,712	—	—	—	—	—	54,765
Long-term debt	308	618	2,930	2,530	7,161	24,122	32,840	70,509

Total interest bearing
liabilities	398,973	176,167	192,792	236,510	152,581	244,218	99,708	1,500,949

Interest rate sensitivity Gap	$(149,222)	$169,503	$ 54,909	$ 8,094	$ 95,521	$ 92,395	$ 20,578	$ 291,778

Cumulative interest rate
sensitivity Gap	$(149,222)	$ 20,281	$ 75,190	$ 83,284	$178,805	$271,200	$291,778
Cumulative rate sensitive asset
to rate sensitive liabilities	62.6%	103.5%	109.8%	108.3%	115.5%	119.4%	119.4%
Cumulative Gap as a % of
earning assets	-8.3%	1.1%	4.2%	4.6%	10.0%	15.1%	16.3%

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board recently issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee at its inception and prescribes disclosures regarding guarantees. the Interpretation applies only to guarantees issued or modified after December 31, 2002. Guarantees issued by the Bank are principally in the form of letters of credit. The adoption of FIN 45 did not have a material impact on the Company’s financial Statements.

FORWARD-LOOKING STATEMENTS

        Statements in this report that are not historical facts should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, economic conditions, credit quality, interest rates, loan demand and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. Additional information on factors that might affect the Company’s financial results is included in its annual report for 2002 (Form 10-K) filed with the Securities and Exchange Commission.

CONTROLS AND PROCEDURES.

        (a)        Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in 15 C. F. R. 240.13a-14(c) and 15 C. F. R. 240.15-14(c)) as of a date within ninety days prior to the filing of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

        (b)        Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

        We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated January 31, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP BKD, LLP

Pine Bluff, Arkansas May 7, 2003 45

Part II: Other Information

Item 2. Changes in Securities.

        Recent Sales of Unregistered Securities. The following transactions are sales of unregistered shares of Class A Common Stock of the Company which were issued to executive and senior management officers upon the exercise of rights granted under (i) the Simmons First National Corporation Incentive and Non-qualified Stock Option Plan (ii) the Simmons First National Corporation Executive Stock Incentive Plan, or (iii) the Simmons First National Corporation Executive Stock Incentive Plan — 2001. No underwriters were involved and no underwriter’s discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash or exchanged shares of the Company’s Class A Common Stock as the consideration for the transactions.

Identity(1)	Date of Sale	Number of Shares	Price(2)	Type of Transaction

2 Officers	January, 2002	2,100	15.8333	Incentive Stock Option
1 Officer	January, 2002	500	21.1250	Incentive Stock Option
1 Officer	January, 2002	500	24.4375	Incentive Stock Option
1 Officer	January, 2002	250	32.0000	Incentive Stock Option
6 Officers	February, 2002	1,800	15.8333	Incentive Stock Option

Notes:

1.	The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans, which occurred at the same price during a calendar month.

2.	The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a)        The annual shareholders meeting of the Company was held on March 25, 2003. The matters submitted to the security holders for approval included setting the number of directors at seven (7) and the election of directors.

        (b)        At the annual meeting, all seven (7) incumbent directors were re-elected by proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, without any solicitation in opposition thereto.

The following table shows the required analysis of the voting by security holders at the annual meeting of shareholders held on March 25, 2003: Voting of Shares

Action	For	Against	Abstain	Broker Non-Votes

Set Number of	4,902,964	89,840	18,365	1,014,468
Directors
at seven (7)

Election of Directors:	For	Withhold Authority	Broker Non-Votes

William E. Clark	5,021,331	44,467	964,839
Lara F. Hutt, III	4,999,882	11,829	1,016,926
George A. Makris, Jr	5,001,543	10,161	1,016,933
J. Thomas May	5,001,084	10,620	1,016,933
David R. Perdue	5,001,884	9,820	1,016,933
Harry L. Ryburn	4,997,520	14,084	1,017,033
Henry F. Trotter	4,998,484	13,220	1,016,933

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 99.1 –	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - J. Thomas May, Chairman, President and Chief Executive Officer

Exhibit 99.2 –	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Barry L. Crow, Chief Financial Officer

b)     Reports on Form 8-K

        The registrant filed Form 8-K on January 17, 2003. The report contained the text of a press release issued by the registrant concerning the announcement of fourth quarter 2002 earnings.

        The registrant filed Form 8-K on February 28, 2003. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

        The registrant filed Form 8-K on March 26, 2003. The report contained the text of a press release issued by the registrant concerning a two for one stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION ————————————————————— (Registrant)

Date: May 9, 2003	/s/ J. Thomas May J. Thomas May, Chairman, President and Chief Executive Officer

Date: May 9, 2003	/s/ Barry L. Crow Barry L. Crow, Executive Vice President and Chief Financial Officer

48

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

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ J. Thomas May
J. Thomas May, Chairman, President
   and Chief Executive Officer

CERTIFICATION

        I, Barry L. Crow certify that:

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

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Barry L. Crow
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