Form 10-Q
period 2003-06-30
SIMMONS FIRST NATIONAL CORP
filed 2003-08-11
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003	Commission File Number 06253

SIMMONS FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Main Street Pine Bluff, Arkansas	71601

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	870-541-1000

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO

Indicate the number of shares outstanding of each of issuer’s classes of common stock.

Class A, Common	14,103,472
Class B, Common	None

SIMMONS FIRST NATIONAL CORPORATION

Part I: Summarized Financial Information

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002

ASSETS

(In thousands, except share data)	June 30, 2003	December 31, 2002

	(Unaudited)
Cash and non-interest bearing balances due from banks	$71,168	$76,452
Interest bearing balances due from banks	43,623	28,473
Federal funds sold and securities purchased under agreements to resell	35,625	86,620

Cash and cash equivalents	150,416	191,545

Investment securities	432,938	404,048
Mortgage loans held for sale	30,700	33,332
Assets held in trading accounts	212	192
Loans	1,286,842	1,257,305
Allowance for loan losses	(22,229)	(21,948)

Net loans	1,264,613	1,235,357

Premises and equipment	45,980	47,047
Foreclosed assets held for sale, net	2,700	2,705
Interest receivable	11,985	13,133
Goodwill	32,877	32,877
Core deposits	562	613
Other assets	16,220	16,730

TOTAL ASSETS	$1,989,203	$1,977,579

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	June 30, 2003	December 31, 2002

	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$257,006	$239,545
Interest bearing transaction accounts and savings deposits	568,380	565,041
Time deposits	786,741	814,610

Total deposits	1,612,127	1,619,196
Federal funds purchased and securities sold under agreements to repurchase	80,342	86,705
Short-term debt	1,943	3,619
Long-term debt	75,589	54,282
Accrued interest and other liabilities	14,144	16,172

Total liabilities	1,784,145	1,779,974

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $1 a share, authorized 30,000,000 shares, 14,103,472 issued and outstanding at 2003 and 14,142,910 (split adjusted) at 2002	14,104	7,071
Surplus	36,545	44,495
Undivided profits	152,066	143,808
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes of $1,409 in 2003 and $1,446 in 2002	2,343	2,231

Total stockholders’ equity	205,058	197,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,989,203	$1,977,579

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months and Six Months Ended June 30, 2003 and 2002

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$22,526	$23,668	$44,765	$47,774
Federal funds sold and securities purchased under agreements to resell	160	264	374	592
Investment securities	4,005	4,858	7,989	9,781
Mortgage loans held for sale, net of unrealized gains (losses)	352	185	652	418
Assets held in trading accounts	7	18	9	20
Interest bearing balances due from banks	156	150	291	431

TOTAL INTEREST INCOME	27,206	29,143	54,080	59,016

INTEREST EXPENSE
Deposits	6,384	8,946	13,228	19,514
Federal funds purchased and securities sold under agreements to repurchase	194	316	417	713
Short-term debt	7	12	12	53
Long-term debt	1,363	818	2,285	1,624

TOTAL INTEREST EXPENSE	7,948	10,092	15,942	21,904

NET INTEREST INCOME	19,258	19,051	38,138	37,112
Provision for loan losses	2,196	2,436	4,393	4,797

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,062	16,615	33,745	32,315

NON-INTEREST INCOME
Trust income	1,166	1,205	2,742	2,595
Service charges on deposit accounts	2,639	2,543	5,093	4,781
Other service charges and fees	317	365	796	776
Income on sale of mortgage loans, net of commissions	1,463	738	2,627	1,549
Income on investment banking, net of commissions	597	248	1,128	514
Credit card fees	2,512	2,550	4,831	4,888
Other income	951	886	1,732	1,804
Gain on sale of mortgage servicing	771	—	771	—
Gain on sale of securities, net	—	—	—	—

TOTAL NON-INTEREST INCOME	10,416	8,535	19,720	16,907

NON-INTEREST EXPENSE
Salaries and employee benefits	10,603	9,840	21,345	19,790
Occupancy expense, net	1,272	1,155	2,603	2,281
Furniture and equipment expense	1,219	1,310	2,601	2,602
Loss on foreclosed assets	127	40	162	83
Other operating expenses	4,716	4,504	9,420	9,122

TOTAL NON-INTEREST EXPENSE	17,937	16,849	36,131	33,878

INCOME BEFORE INCOME TAXES	9,541	8,301	17,334	15,344
Provision for income taxes	3,012	2,596	5,473	4,698

NET INCOME	$6,529	$5,705	$11,861	$10,646

BASIC EARNINGS PER SHARE	$0.46	$0.40	$0.84	$0.75

DILUTED EARNINGS PER SHARE	$0.45	$0.40	$0.82	$0.74

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2003 and 2002

(In thousands)	June 30, 2003	June 30, 2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$11,861	$10,646
Items not requiring (providing) cash
Depreciation and amortization	2,692	2,338
Provision for loan losses	4,393	4,797
Net accretion of investment securities	(114)	(218)
Deferred income taxes	35	(522)
Provision for losses on foreclosed assets	103	25
Changes in
Interest receivable	1,148	1,236
Mortgage loans held for sale	2,632	14,531
Assets held in trading accounts	(20)	(13,244)
Other assets	510	(113)
Accrued interest and other liabilities	(2,173)	336
Income taxes payable	110	16

Net cash provided by operating activities	21,177	19,828

INVESTING ACTIVITIES
Net (originations) repayment of loans	(34,584)	4,480
Purchase of premises and equipment, net	(1,574)	(2,045)
Proceeds from sale of foreclosed assets	837	659
Proceeds from maturities of available-for-sale securities	180,123	252,670
Purchases of available-for-sale securities	(249,610)	(188,940)
Proceeds from maturities of held-to-maturity securities	125,839	62,125
Purchases of held-to-maturity securities	(85,016)	(97,872)

Net cash (used in) provided by investing activities	(63,985)	31,077

FINANCING ACTIVITIES
Net decrease in deposits	(7,069)	(69,581)
Net (repayments) proceeds of short-term debt	(1,676)	1,202
Dividends paid	(3,603)	(3,327)
Proceeds from issuance of long-term debt	24,738	7,860
Repayment of long-term debt	(3,431)	(440)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(6,363)	(17,688)
Repurchase of common stock, net	(917)	(919)

Net cash provided by (used in) financing activities	1,679	(82,893)

DECREASE IN CASH AND CASH EQUIVALENTS	(41,129)	(31,988)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	191,545	194,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150,416	$162,853

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2003 and 2002

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income	Undivided Profits	Total

Balance, December 31, 2001	$7,087	$45,278	$1,479	$128,519	$182,363
Comprehensive income
Net income	—	—	—	10,646	10,646
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $211	—	—	160	—	160

Comprehensive income					10,806
Exercise of 14,400 split adjusted shares of stock options	7	130	—	—	137
Securities exchanged under stock option plan	(2)	(74)	—	—	(76)
Repurchase of 60,000 split adjusted shares of common stock	(30)	(950)	—	—	(980)
Dividends paid - $0.235 per split adj. share	—	—	—	(3,327)	(3,327)

Balance, June 30, 2002	7,062	44,384	1,639	135,838	188,923
Comprehensive income
Net income	—	—	—	11,432	11,432
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $348	—	—	592	—	592

Comprehensive income					12,024
Exercise of 31,400 split adjusted shares of stock options	16	343	—	—	359
Securities exchanged under stock option plan	(7)	(232)	—	—	(239)
Dividends paid - $0.245 per split adj. share	—	—	—	(3,462)	(3,462)

Balance, December 31, 2002	7,071	44,495	2,231	143,808	197,605
Comprehensive income
Net income	—	—	—	11,861	11,861
Change in unrealized appreciation on available-for-sale securities, net of income tax credit of $37	—	—	112	—	112

Comprehensive income					11,973
Exercise of 14,500 split adjusted shares of stock options	9	132	—	—	141
Securities exchanged under stock option plan	(2)	(73)	—	—	(75)
Repurchase of 50,000 split adjusted shares of common stock	(40)	(943)	—	—	(983)
Two for one stock split	7,066	(7,066)	—	—	—
Dividends paid - $0.255 per split adj. share	—	—	—	(3,603)	(3,603)

Balance, June 30, 2003	$14,104	$36,545	$2,343	$152,066	$205,058

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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers. Effective January 1, 2001, the Company adopted the requirements of SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements require all derivatives to be recorded on the balance sheet at fair value.

Historically the Company’s policy has been not to invest in derivative type investments but in an effort to meet the financing needs of its customers, the Company entered into its first fair value hedge during the second quarter of 2003. Fair value hedges include interest rate swap agreements on fixed rate loans. For derivatives designated as hedging, the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument. The fair value hedge is considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amount of the loan being hedged was $2.1 million at June 30, 2003.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

The following is the computation of per share earnings for the six months ended June 30, 2003 and 2002. All share and per share data reflect the effect of the Company’s two for one stock split effective May 1, 2003.

(In thousands, except per share data)	2003	2002

Net Income	$11,861	$10,646

Average common shares outstanding	14,138	14,153
Average common share stock options outstanding	240	222

Average diluted common shares	14,378	14,375

Basic earnings per share	$0.84	$0.75

Diluted earnings per share	$0.82	$0.74

NOTE 2:        STOCK SPLIT

On May 1, 2003, the Company completed a two for one stock split by issuing one additional share to shareholders of record as of April 18, 2003. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from surplus. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for the capitalization of the Company.

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

NOTE 4:        INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30, 2003				December 31, 2002

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$12,610	$399	$—	$13,009	$26,153	$618	$—	$26,771
U.S. Government agencies	41,756	548	—	42,304	59,324	622	(1)	59,945
Mortgage-backed securities	1,174	34	—	1,208	1,510	41	—	1,551
State and political subdivisions	111,035	4,016	(10)	115,041	120,230	3,827	(9)	124,048
Other securities	100	—	—	100	100	—	—	100

	$166,675	$4,997	$(10)	$171,662	$207,317	$5,108	$(10)	$212,415

Available-for-Sale
U.S. Treasury	$20,529	$208	$—	$20,737	$14,591	$287	$—	$14,878
U.S. Government agencies	225,568	2,267	(5)	227,830	161,042	2,442	—	163,484
Mortgage-backed securities	2,326	10	(16)	2,320	3,017	17	(19)	3,015
State and political subdivisions	4,700	370	—	5,070	4,979	324	—	5,303
Other securities	9,383	923	—	10,306	9,244	807	—	10,051

	$262,506	$3,778	$(21)	$266,263	$192,873	$3,877	$(19)	$196,731

The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $335,248,000 at June 30, 2003 and $306,082,000 at December 31, 2002.

The book value of securities sold under agreements to repurchase amounted to $55,367,000 and $43,060,000 for June 30, 2003 and December 31, 2002, respectively.

Income earned on securities for the six months ended June 30, 2003 and 2002, is as follows:

(In thousands)	2003	2002

Taxable
Held-to-maturity	$1,790	$2,112
Available-for-sale	3,691	4,899

Non-taxable
Held-to-maturity	2,378	2,633
Available-for-sale	130	137

Total	$7,989	$9,781

Maturities of investment securities at June 30, 2003 are as follows:

	Held-to-Maturity		Available-for-Sale

(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$35,426	$35,758	$68,627	$69,403
After one through five years	89,057	91,709	95,343	96,958
After five through ten years	36,725	38,530	87,898	88,345
After ten years	5,367	5,565	1,255	1,251
Other securities	100	100	9,383	10,306

Total	$166,675	$171,662	$262,506	$266,263

There were no gross realized gains or losses as of June 30, 2003 and 2002.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 5:        LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories are summarized as follows:

(In thousands)	June 30, 2003	December 31, 2002

Consumer
Credit cards	$162,554	$180,439
Student loans	86,429	83,890
Other consumer	142,500	153,103
Real Estate
Construction	99,027	90,736
Single family residential	231,496	233,193
Other commercial	334,335	290,469
Commercial
Commercial	141,160	144,678
Agricultural	66,310	58,585
Financial institutions	7,369	6,504
Other	15,662	15,708

Total loans before allowance for loan losses	$1,286,842	$1,257,305

During the first six months of 2003, foreclosed assets held for sale decreased $5,000 to $2,700,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at June 30, 2003, were $405,000, $9,650,000 and $1,994,000, respectively, bringing the total of non-performing assets to $14,749,000.

Transactions in the allowance for loan losses are as follows:

(In thousands)	June 30, 2003	December 31, 2002

Balance, beginning of year	$21,948	$20,496
Additions
Provision charged to expense	4,393	4,797

	26,341	25,293

Deductions
Losses charged to allowance, net of recoveries of $939 and $1,208 for the first six months of 2003 and 2002, respectively	4,112	4,685

Balance, June 30	$22,229	20,608

Additions
Provision charged to expense		5,426
Allowance for loan losses of acquired branch		247

		26,281

Deductions
Losses charged to allowance, net of recoveries of $920 for the last six months of 2002		4,333

Balance, end of year		$21,948

At June 30, 2003 and December 31, 2002, impaired loans totaled $18,289,000 and $14,646,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at June 30, 2003, were $4,256,000 and $2,895,000 at December 31, 2002.

Approximately, $252,000 and $283,000 of interest income was recognized on average impaired loans of $17,060,000 and $19,610,000 as of June 30, 2003 and 2002, respectively. Interest recognized on impaired loans on a cash basis during the first six months of 2003 and 2002 was immaterial.

NOTE 6:        GOODWILL AND OTHER INTANGIBLES

The carrying basis and accumulated amortization of core deposits (net of core deposits that were fully amortized) at June 30, 2003 and December 31, 2002, were as follows:

(In thousands)	June 30, 2003	December 31, 2002

Gross carrying amount	$1,037	$1,037
Accumulated amortization	(475)	(424)

Net	$562	$613

Core deposit amortization expense recorded for the six months ended June 30, 2003 and 2002, was $51,000 and $55,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2003 - $98,000; 2004 - $94,000; 2005 - $93,000; 2006 - $91,000 and 2007 - $79,000.

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

NOTE 7:        TIME DEPOSITS

Time deposits include approximately $309,906,000 and $310,581,000 of certificates of deposit of $100,000 or more at June 30, 2003 and December 31, 2002, respectively.

NOTE 8:        INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	June 30, 2003	June 30, 2002

Income taxes currently payable	$5,438	$5,220
Deferred income taxes	35	(522)

Provision for income taxes	$5,473	$4,698

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are shown below:

(In thousands)	June 30, 2003	December 31, 2002

Deferred tax assets
Allowance for loan losses	$7,579	$7,411
Valuation of foreclosed assets	131	131
Deferred compensation payable	595	600
Deferred loan fee income	79	141
Vacation compensation	621	577
Mortgage servicing reserve	—	386
Loan interest	183	183
Other	253	176

Total deferred tax assets	9,441	9,605

Deferred tax liabilities
Accumulated depreciation	(880)	(1,161)
Available-for-sale securities	(1,409)	(1,446)
FHLB stock dividends	(664)	(512)
Other	(202)	(202)

Total deferred tax liabilities	(3,155)	(3,321)

Net deferred tax assets included in other assets on balance sheets	$6,286	$6,284

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

(In thousands)	June 30, 2003	June 30, 2002

Computed at the statutory rate (35%)	$6,067	$5,370
Increase (decrease) resulting from:
Tax exempt income	(1,004)	(1,113)
Other differences, net	410	441

Actual tax provision	$5,473	$4,698

NOTE 9:        LONG-TERM DEBT

Long-term debt at June 30, 2003 and December 31, 2002, consisted of the following components,

(In thousands)	June 30, 2003	December 31, 2002

Note due 2007, unsecured	$10,000	$10,000
1.83% to 8.41% FHLB advances due 2003 to 2021, secured by residential real estate loans	48,339	27,032
Trust preferred securities	17,250	17,250

	$75,589	$54,282

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

Aggregate annual maturities of long-term debt at June 30, 2003, are:

(In thousands)	Year	Annual Maturities

	2003	$4,900
	2004	7,680
	2005	7,832
	2006	9,571
	2007	8,319
	Thereafter	37,287

	Total	$75,589

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

NOTE 11:      UNDIVIDED PROFITS

The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At June 30, 2003, the bank subsidiaries had approximately $14 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier l leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2003, each of the seven subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “total risk-based capital” ratio was 15.53% at June 30, 2003.

NOTE 12:      STOCK OPTIONS AND RESTRICTED STOCK

At June 30, 2003, the Company had stock options outstanding of 742,100 shares and stock options exercisable of 540,980 shares. During the first six months of 2003, there were 14,500 shares issued upon exercise of stock options, options for 9,700 shares expired and no additional stock options of the Company were granted. Also, no additional shares of common stock of the Company were granted or issued as bonus shares of restricted stock, during the first six months of 2003. This information has been adjusted for the two for one stock split which was distributed to shareholders effective May 1, 2003.

NOTE 13:      ADDITIONAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(In thousands)	2003	2002

Interest paid	$16,552	$23,638
Income taxes paid	$5,328	$5,204

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

NOTE 15:      COMMITMENTS AND CREDIT RISK

The seven affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company’s diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 12.6% and 14.4% of the portfolio, as of June 30, 2003 and December 31, 2002, respectively.

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

At June 30, 2003, the Company had outstanding commitments to extend credit aggregating approximately $220,610,000 and $329,254,000 for credit card commitments and other loan commitments, respectively. At December 31, 2002, the Company had outstanding commitments to extend credit aggregating approximately $216,167,000 and $289,389,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the bank subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $14,193,000 and $2,474,000 at June 30, 2003 and December 31, 2002, respectively, with terms ranging from 90 days to three years. At June 30, 2003 the Company’s deferred revenue under standby letter of credit agreements of approximately $200,000. At December 31, 2002 the Company’s deferred revenue under standby letter of credit agreements was not material.

NOTE 16:      IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement is currently effective for the Company’s interim reporting period of June 30, 2003. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability. One instrument that would qualify for this classification would be the Company’s trust preferred securities. Because the Company historically (and presently) classified their trust preferred securities as long term debt, management does not anticipate that the adoption of SFAS No. 150 will have a material impact on the financial condition or operating results of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

Simmons First National Corporation achieved record second quarter earnings of $6,529,000, or $0.45 diluted earnings per share for the quarter ended June 30, 2003. These earnings reflect an increase of $824,000, or $0.05 per share over the June 30, 2002, earnings of $5,705,000, or $0.40 diluted earnings per share (stock split adjusted). Annualized return on average assets and annualized return on average stockholders’ equity for the three-month period ended June 30, 2003, was 1.32% and 12.83%, compared to 1.18% and 12.17%, respectively, for the same period in 2002.

Earnings for the six-month period ended June 30, 2003, were $11,861,000, or $0.82 per diluted share. These earnings reflect an increase of $1,215,000, or $0.08 per share, when compared to the six-month period ended June 30, 2002, earnings of $10,646,000, or $0.74 per diluted share. Annualized return on average assets and annualized return on average stockholders’ equity for the six-month period ended June 20, 2003, was 1.21% and 11.81%, compared to 1.09% and 11.49%, respectively, for the same period in 2002.

The increase in earnings is primarily attributable to the increased volume of the Company’s mortgage loan production units and investment banking operation, improved asset quality as reflected in the provision for loan losses and the nonrecurring gain on sale of mortgage servicing. Refer to the Sale of Mortgage Servicing discussion for additional information regarding the Company’s nonrecurring gain.

Total assets for the Company at June 30, 2003, were $1.989 billion, an increase of $11.6 million from the same figure at December 31, 2002. Average quarter to date total assets for the Company during the second quarter of 2003 was $1.977 billion, an increase of $19.5 million over the average for the second quarter of 2002. Stockholders’ equity at the end of the second quarter of 2003 was $205.1 million, a $7.5 million, or 3.8%, increase from December 31, 2002.

The allowance for loan losses as a percent of total loans equaled 1.73% and 1.75% as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, non-performing loans equaled 0.90% of total loans compared to 0.97% as of year-end 2002. As of June 30, 2003, the allowance for loan losses equaled 191% of non-performing loans compared to 179% at year-end 2002.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. Financial Accounting Standards Board Statement No. 142 and No. 147 eliminated the amortization for these assets as of January 1, 2002. Although goodwill is not being amortized, it is being tested annually for impairment.

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

SALE OF MORTGAGE SERVICING

During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share. On June 30, 1998, the Company sold its $1.2 billion residential mortgage-servicing portfolio. As a result of this sale, the Company established a reserve for potential liabilities due to certain representations and warranties made on the sale date. The time period for making claims under the terms of the mortgage servicing sale’s representations and warranties expired on June 30, 2003. Thus, the Company reversed this remaining reserve in the second quarter of 2003, which is reflected in the $771,000 pre-tax gain on sale of mortgage servicing. Excluding this nonrecurring gain, the Company would have reported $0.42 diluted earnings per share for the second quarter of 2003 or $0.79 diluted earnings per share for the six-months ended June 30, 2003.

NET INTEREST INCOME

Overview

Net interest income, the Company’s principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50% for June 30, 2003 and 2002).

Throughout 2001, the Federal Reserve Bank steadily decreased the Federal Funds rate by a total of 475 basis points to 1.75% in an effort to stimulate economic growth. In 2002, the Federal Reserve continued to decrease the Federal Funds rate from 1.75% at the end of 2001 to 1.25% at the end of 2002. This decline has continued in 2003, with another 25 basis point decrease during the second quarter, bringing the Federal Funds rate to 1.00% for June 30, 2003. This declining rate environment contributed to the decline in interest income. This decline was more than offset by a decline in interest expense, driven by the declining interest rate environment, which resulted in growth in net interest income.

The Company’s practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. Historically, approximately 70% of the Company’s loan portfolio and approximately 85% of the Company’s time deposits have repriced in one year or less. These historical amounts are consistent with current repricing.

Second Quarter Analysis

For the three-month period ended June 30, 2003, net interest income on a fully taxable equivalent basis was $20.0 million, an increase of $146,000, or 0.7%, from the same period in 2002. The increase in net interest income was the result of a $2.0 million decrease in interest income and a $2.1 million decrease in interest expense. The net interest margin declined slightly by 5 basis points to 4.40% for the three-month period ended June 30, 2003, when compared to 4.45% for the same period in 2002. This decline reflects a change in the Company’s overall mix of earning assets.

The $2.0 million decrease in interest income for the three-month period ended June 30, 2003, primarily is the result of a 56 basis point decrease in the yield earned on earning assets associated with the lower interest rate environment. The lower interest rates resulted in a $2.6 million decrease in interest income. However, this decrease was offset by an increase in earning asset volume, which resulted in a $600,000 increase in interest income. More specifically, $1.8 million of the decrease is associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate paid on the loan portfolio decreased 58 basis points from 7.74% to 7.16%.

The $2.1 million decrease in interest expense for the three-month period ended June 30, 2003, primarily is the result of a 57 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment last year. The lower interest rates resulted in $2.3 million decrease in interest expense. More specifically, $1.8 million of the decrease is associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits maturing during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate paid on time deposits decreased 87 basis points from 3.44% to 2.57%.

Year-to-Date Analysis

For the six-month period ended June 20, 2003, net interest income on a fully taxable equivalent basis was $39.7 million, an increase of $904,000, or 2.3%, from the same period in 2002. The increase in net interest income was the result of a $5.1 million decrease in interest income and a $6.0 million decrease in interest expense. As a result, the net interest margin improved 10 basis points to 4.39% for the six-month period ended June 30, 2003, when compared to 4.29% for the same period in 2002.

The $5.1 million decrease in interest income for the six-month period ended June 30, 2003 primarily is the result of a 56 basis point decrease in the yield earned on earning assets associated with the lower interest rates environment. The lower interest rates resulted in a $5.6 million decrease in interest income. More specifically, $4.0 million of the decrease is associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate paid on the loan portfolio decreased 64 basis points from 7.83% to 7.19%.

The $6.0 million decrease in interest expense for the six-month period ended June 30, 2003, primarily is the result of a 74 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment. The lower interest rates accounted for $5.6 million or 94.1% of the decrease in interest expense. More specifically, $4.4 million of the decrease is associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits maturing during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate paid on time deposits decreased 106 basis points from 3.73% to 2.67%.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2003 and 2002, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2003 versus June 30, 2002.

Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

Interest income	$27,206	$29,143	$54,080	$59,016
FTE adjustment	777	838	1,570	1,692

Interest income - FTE	27,983	29,981	55,650	60,708
Interest expense	7,948	10,092	15,942	21,904

Net interest income – FTE	$20,035	$19,889	$39,708	$38,804

Yield on earning assets – FTE	6.15%	6.71%	6.16%	6.72%
Cost of interest bearing liabilities	2.10%	2.67%	2.11%	2.85%
Net interest spread – FTE	4.05%	4.04%	4.05%	3.87%
Net interest margin – FTE	4.40%	4.45%	4.39%	4.29%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended June 30, 2003 vs. 2002	Six Months Ended June 30, 2003 vs. 2002

Increase due to change in earning assets	$589	$510
Decrease due to change in earning asset yields	(2,587)	(5,568)
(Decrease) increase due to change in interest bearing liabilities	(172)	354
Increase due to change in interest rates paid on interest bearing liabilities	2,316	5,608

Increase in net interest income	$146	$904

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2003 and 2002. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,

	2003			2002

(In thousands)	Average Balance	Income/ Expense	Yield/ Rate (%)	Average Balance	Income/ Expense	Yield/ Rate (%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$57,314	$156	1.09	$35,893	$150	1.68
Federal funds sold	54,825	160	1.17	62,789	264	1.69
Investment securities - taxable	302,443	2,765	3.67	328,509	3,491	4.26
Investment securities - non-taxable	114,637	1,904	6.66	119,691	2,094	7.02
Mortgage loans held for sale	27,908	352	5.06	10,591	185	7.01
Assets held in trading accounts	1,091	7	2.57	1,379	18	5.24
Loans	1,268,044	22,639	7.16	1,232,458	23,779	7.74

Total interest earning assets	1,826,262	27,983	6.15	1,791,310	29,981	6.71

Non-earning assets	150,771			152,741

Total assets	$1,977,033			$1,944,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$574,742	$1,263	0.88	$534,628	$1,590	1.19
Time deposits	800,192	5,121	2.57	857,446	7,356	3.44

Total interest bearing deposits	1,374,934	6,384	1.86	1,392,074	8,946	2.58
Federal funds purchased and securities sold under agreement to repurchase	68,102	194	1.14	77,834	316	1.63
Other borrowed funds
Short-term debt	963	7	2.92	2,259	12	2.13
Long-term debt	76,162	1,363	7.18	44,451	818	7.38

Total interest bearing liabilities	1,520,161	7,948	2.10	1,516,618	10,092	2.67

Non-interest bearing liabilities
Non-interest bearing deposits	238,537			225,170
Other liabilities	14,173			14,256

Total liabilities	1,772,871			1,756,044
Stockholders’ equity	204,162			188,007

Total liabilities and stockholders’ equity	$1,977,033			$1,944,051

Net interest spread			4.05			4.04
Net interest margin		$20,035	4.40		$19,889	4.45

	Six Months Ended June 30,

	2003			2002

(In thousands)	Average Balance	Income/ Expense	Yield/ Rate (%)	Average Balance	Income/ Expense	Yield/ Rate (%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$54,250	$291	1.08	$52,691	$431	1.65
Federal funds sold	69,269	374	1.09	71,355	592	1.67
Investment securities - taxable	294,518	5,481	3.75	327,994	7,011	4.31
Investment securities - non-taxable	117,246	3,867	6.65	120,733	4,244	7.09
Mortgage loans held for sale	24,789	652	5.30	12,171	418	6.93
Assets held in trading accounts	928	9	1.96	835	20	4.83
Loans	1,261,418	44,976	7.19	1,236,354	47,992	7.83

Total interest earning assets	1,822,418	55,650	6.16	1,822,133	60,708	6.72

Non-earning assets	151,925			155,070

Total assets	$1,974,343			$1,977,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$571,050	$2,590	0.91	$531,909	$3,190	1.21
Time deposits	804,815	10,638	2.67	881,871	16,324	3.73

Total interest bearing deposits	1,375,865	13,228	1.94	1,413,780	19,514	2.78
Federal funds purchased and securities sold under agreement to repurchase	76,424	417	1.10	88,144	713	1.63
Other borrowed funds
Short-term debt	994	12	2.43	4,044	53	2.64
Long-term debt	69,816	2,285	6.60	43,564	1,624	7.52

Total interest bearing liabilities	1,523,099	15,942	2.11	1,549,532	21,904	2.85

Non-interest bearing liabilities
Non-interest bearing deposits	234,403			225,997
Other liabilities	14,292			14,799

Total liabilities	1,771,794			1,790,328
Stockholders’ equity	202,549			186,875

Total liabilities and stockholders’ equity	$1,974,343			$1,977,203

Net interest spread			4.05			3.87
Net interest margin		$39,708	4.39		$38,804	4.29

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2003, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30, 2003 over 2002			Six Months Ended June 30, 2003 over 2002

(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in
Interest income
Interest bearing balances due from banks	$69	$(63)	$6	$12	$(152)	$(140)
Federal funds sold	(30)	(74)	(104)	(17)	(201)	(218)
Investment securities - taxable	(263)	(463)	(726)	(675)	(855)	(1,530)
Investment securities - non-taxable	(86)	(104)	(190)	(120)	(257)	(377)
Mortgage loans held for sale	230	(63)	167	351	(117)	234
Assets held in trading accounts	(3)	(8)	(11)	2	(13)	(11)
Loans	672	(1,812)	(1,140)	957	(3,973)	(3,016)

Total	589	(2,587)	(1,998)	510	(5,568)	(5,058)

Interest expense
Interest bearing transaction and savings accounts	112	(439)	(327)	222	(822)	(600)
Time deposits	(465)	(1,770)	(2,235)	(1,332)	(4,354)	(5,686)
Federal funds purchased and securities sold under agreements to repurchase	(36)	(86)	(122)	(86)	(210)	(296)
Other borrowed funds
Short-term debt	(8)	3	(5)	(37)	(4)	(41)
Long-term debt	569	(24)	545	879	(218)	661

Total	172	(2,316)	(2,144)	(354)	(5,608)	(5,962)

Increase (decrease) in net interest income	$417	$(271)	$146	$864	$40	$904

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended June 30, 2003 and 2002, was $2.2 and $2.4 million, respectively. The provision for the six-month period ended June 30, 2003 and 2002, was $4.4 million and $4.8 million, respectively. The decrease in the provision for loan losses for 2003 reflects the improvement in asset quality from June 30, 2002 to June 30, 2003.

NON-INTEREST INCOME

Total non-interest income was $10.4 million for the three-month period ended June 30, 2003, compared to $8.5 million for the same period in 2002. For the six-months ended June 30, 2003, non-interest income was $19.7 million compared to the $16.9 million reported for the same period ended June 30, 2002. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits. Refer to the Sale of Mortgage Servicing discussion for additional information regarding the Company’s nonrecurring gain.

Table 5 shows non-interest income for the three-month and six-month periods ended June 30, 2003 and 2002, respectively, as well as changes in 2003 from 2002.

Table 5:  Non-Interest Income

	Three Months Ended June 30,		2003 Change from		Six Months Ended June 30,		2003 Change from

(In thousands)	2003	2002	2002		2003	2002	2002

Trust income	$1,166	$1,205	$(39)	-3.24%	$2,742	$2,595	$147	5.66%
Service charges on deposit accounts	2,639	2,543	96	3.78	5,093	4,781	312	6.53
Other service charges and fees	317	365	(48)	-13.15	796	776	20	2.58
Income on sale of mortgage loans, net of commissions	1,463	738	725	98.24	2,627	1,549	1,078	69.59
Income on investment banking, net of commissions	597	248	349	140.73	1,128	514	614	119.46
Credit card fees	2,512	2,550	(38)	-1.49	4,831	4,888	(57)	-1.17
Other income	951	886	65	7.34	1,732	1,804	(72)	-3.99
Gain on sale of mortgage servicing	771	—	771	—	771	—	771	—

Total non-interest income	$10,416	$8,535	$1,881	22.04%	$19,720	$16,907	$2,813	16.64%

Recurring fee income for the three-month period ended June 30, 2003 was $6.6 million, which is relatively flat when compared with the same period last year. While recurring fee income for the six-month period ended June 30, 2003, was $13.5 million, an increase of approximately $422,000, or 3.2%, when compared with the same period for 2002. The increase of $147,000 in trust fees for 2003 is primarily the result of additional work that was performed on an estate that settled during the first quarter of 2003. The increase of $312,000 in service charges on deposit accounts for 2003 is primarily the result of an improved fee structure.

During the three-month period ended June 30, 2003, income on the sale of mortgage loans and income on investment banking increased $725,000 and $349,000, respectively, from the same period during 2002. During the six-month period ended June 30, 2003, income on the sale of mortgage loans and income on investment banking increased $1.1 million and $614,000, respectively, from the same period during 2002. These increases were the result of a higher volume for those products during 2003 compared to 2002. The lower interest rate environment primarily drove both volume increases.

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

Non-interest expense for the three-month and six-month periods ended June 30, 2003, were $17.9 million and $36.1 million, an increase of $1.1 million or 6.5% and $2.3 million or 6.7%, respectively, from the same periods in 2002. The increase in non-interest expense during 2003, compared to 2002 is primarily derived from the increase in salary and employee benefits and an increase in occupancy expense. The salary and employee benefits increase is associated with normal salary adjustments and the increased cost of health insurance. The increase in occupancy expense was due to accelerated depreciation on two branches that the Company plans to replace in the near future, combined with the increased costs of the new headquarters that opened in one of our community banks in third quarter of 2002.

Table 6 below shows non-interest expense for the three-month and six-month periods ended June 30, 2003 and 2002, respectively, as well as changes in 2003 from 2002.

Table 6:  Non-Interest Expense

	Three Months Ended June 30,		2003 Change from		Six Months Ended June 30,		2003 Change from

(In thousands)	2003	2002	2002		2003	2002	2002

Salaries and employee benefits	$10,603	$9,840	$763	7.75%	$21,345	$19,790	$1,555	7.86%
Occupancy expense, net	1,272	1,155	117	10.13	2,603	2,281	322	14.12
Furniture and equipment expense	1,219	1,310	(91)	-6.95	2,601	2,602	(1)	-0.04
Loss on foreclosed assets	127	40	87	217.50	162	83	79	95.18
Other operating expenses
Professional services	510	438	72	16.44	982	918	64	6.97
Postage	506	475	31	6.53	1,005	979	26	2.66
Telephone	369	426	(57)	-13.38	729	803	(74)	-9.22
Credit card expenses	624	516	108	20.93	1,047	938	109	11.62
Operating supplies	289	311	(22)	-7.07	725	709	16	2.26
FDIC insurance	67	76	(9)	-11.84	136	154	(18)	-11.69
Amortization of intangibles	25	27	(2)	-7.41	51	55	(4)	-7.27
Other expense	2,326	2,235	91	4.07	4,745	4,566	179	3.92

Total non-interest expense	$17,937	$16,849	$1,088	6.46%	$36,131	$33,878	$2,253	6.65%

LOAN PORTFOLIO

The Company’s loan portfolio averaged $1.261 billion and $1.236 billion during the first six months of 2003 and 2002, respectively. As of June 30, 2003, total loans were $1.287 billion, compared to $1.257 billion on December 31, 2002. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $391.5 million at June 30, 2003, or 30.4% of total loans, compared to $417.4 million, or 33.2% of total loans at December 31, 2002. The consumer loan decrease from December 31, 2002 to June 30, 2003 is the result of the Company’s lower credit card portfolio and indirect lending, which was partially offset by an increase in student loans. The consumer market, particularly credit card and indirect lending, continues to be one of the Company’s greatest challenges. As a result, the credit card portfolio continued its decline as the result of an on-going reduction in the number of cardholder accounts, due to competitive pressure in the credit card industry combined with some seasonality for that product. The decline in the indirect consumer loan portfolio was the result of the on-going special finance incentives from car manufacturers and a planned reduction by the Company of that product based on the risk-reward relationship. The increase in student loans was a result of greater demand for that product.

Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $664.9 million at June 30, 2003, or 51.7% of total loans, compared to the $614.4 million, or 48.9% of total loans at December 31, 2002. This improvement is the result of increased activity by the Company’s commercial real estate borrowers.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $214.8 million at June 30, 2003, or 16.7% of total loans, compared to $209.8 million, or 16.7% of total loans at December 31, 2002. This small improvement is the result of seasonality in the Company’s agricultural loan portfolio.

The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

(In thousands)	June 30, 2003	December 31, 2002

Consumer
Credit cards	$162,554	$180,439
Student loans	86,429	83,890
Other consumer	142,500	153,103
Real Estate
Construction	99,027	90,736
Single family residential	231,496	233,193
Other commercial	334,335	290,469
Commercial
Commercial	141,160	144,678
Agricultural	66,310	58,585
Financial institutions	7,369	6,504
Other	15,662	15,708

Total loans	$1,286,842	$1,257,305

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

At June 30, 2003, impaired loans were $18.3 million compared to $14.6 million at December 31, 2002. The increase in impaired loans from December 31, 2002, primarily relates to the $4.3 million increase of borrowers that are still performing, but for which management has internally identified as impaired. More specifically, this increase is the result of a borrower that was internally classified by management as substandard. Furthermore, management has evaluated the underlying collateral on this credit and has allocated specific reserves to cover potential losses. Also, management has evaluated the underlying collateral on the remaining impaired loans and has allocated specific reserves in order to absorb potential losses if the collateral were ultimately foreclosed.

In conclusion, at this time, management does not view the downgrading of one credit as a trend in the Company’s overall portfolio. Thus, while impaired loans did increase from year-end, the Company views asset quality as improved when compared to the same period last year.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8: Non-performing Assets

(In thousands)	June 30, 2003	December 31, 2002

Nonaccrual loans	$9,650	$10,443

Loans past due 90 days or more (principal or interest payments)	1,994	1,814

Total non-performing loans	11,644	12,257

Other non-performing assets
Foreclosed assets held for sale	2,700	2,705
Other non-performing assets	405	426

Total other non-performing assets	3,105	3,131

Total non-performing assets	$14,749	$15,388

Allowance for loan losses to non-performing loans	190.91%	179.07%
Non-performing loans to total loans	0.90%	0.97%
Non-performing assets to total assets	0.74%	0.78%

Approximately $347,000 and $455,000 of interest income would have been recorded for the six-month periods ended June 30, 2003 and 2002, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the six-month periods ended June 30, 2003 and 2002.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9: Allowance for Loan Losses

(In thousands)	2003	2002

Balance, beginning of year	$21,948	$20,496

Loans charged off
Credit card	2,390	2,321
Other consumer	991	1,190
Real estate	765	839
Commercial	905	1,543

Total loans charged off	5,051	5,893

Recoveries of loans previously charged off
Credit card	358	292
Other consumer	370	407
Real estate	60	172
Commercial	151	337

Total recoveries	939	1,208

Net loans charged off	4,112	4,685
Provision for loan losses	4,393	4,797

Balance, June 30	$22,229	$20,608

Loans charged off
Credit card		2,382
Other consumer		1,130
Real estate		974
Commercial		767

Total loans charged off		5,253

Recoveries of loans previously charged off
Credit card		348
Other consumer		270
Real estate		81
Commercial		221

Total recoveries		920

Net loans charged off		4,333
Allowance for loan losses of acquired branch		247
Provision for loan losses		5,426

Balance, end of year		$21,948

Provision for loan losses

The amount of provision to the allowance during the six-month periods ended June 30, 2003 and 2002, and for the year ended 2002, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management’s practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

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

During the six months ended June 30, 2003, the Company experienced an increase of $678,000 in the real estate allocation of the allowance for loan losses. This increase is primarily associated with two borrowers in the real estate portfolio. The first borrower is one that is still performing but which has recently been internally classified by management as substandard. Additionally, the Company increased the allowance allocation on a significant real estate borrower that was previously classified as substandard but continues to perform. The change during the first six months of 2003 in the allocation of allowance for loan losses for credit cards, other consumer loans and commercial loans is consistent with the change in the loan portfolio for those products from December 31, 2002. As a result, the unallocated allowance decreased $227,000 during the first six months of 2003.

While the Company still has some concerns over the uncertainty of the economy and the impact of foreign imports on the catfish industry in Arkansas, management believes the allowance for loan losses is adequate for the period ended June 30, 2003.

An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10: Allocation of Allowance for Loan Losses

	June 30, 2003		December 31, 2002

(In thousands)	Allowance Amount	% of loans*	Allowance Amount	% of loans*

Credit cards	$4,091	12.6%	$4,270	14.4%
Other consumer	1,608	17.8%	1,745	18.8%
Real estate	8,071	51.7%	7,393	48.9%
Commercial	4,544	16.7%	4,398	16.7%
Other	—	1.2%	—	1.2%
Unallocated	3,915		4,142

Total	$22,229	100.0%	$21,948	100.0%

*Percentage of loans in each category to total loans.

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 62 financial centers. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more. As of June 30, 2003, core deposits comprised 81% of the Company’s total deposits.

The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, it allows managers in the local markets to establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. Although the interest rate environment is at a historical low, the Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, total deposits as of June 30, 2003, were $1.612 billion, which is relatively unchanged when compared to the $1.619 billion on December 31, 2002.

Although total deposits remained relatively flat, the Company lowered the interest rates on its time deposits and, while there was a decrease in time deposits, there was a corresponding increase in non-interest bearing transaction account balances. As a result of these efforts, time deposits decreased 3.4% or $27.9 million from December 31, 2002. Non-interest bearing transaction accounts increased by 7.3% or $17.5 million, and now represent 15.9% of total deposits compared to 14.8% at December 31, 2002. Interest bearing transaction and savings accounts was $568.4 million, which is relatively unchanged when compared to the $565.0 million on December 31, 2002.

The Company will continue to manage interest expense through deposit pricing and does not anticipate a significant change in total deposits. The Company believes that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences increased loan demand or other liquidity needs.

LONG-TERM DEBT

During the six month period ended June 30, 2003, the Company increased long-term debt by $21.3 million, or 39.3% from December 31, 2002. The increase is a result of the Company increasing the Federal Home Loan Bank borrowings in its community banking network. The Company made this strategic decision to help manage interest rate risk on specific new loan fundings and commitments made during 2003.

CAPITAL

Overview

At June 30, 2003, total capital reached $205.1 million. Capital represents shareholder ownership in the Company — the book value of assets in excess of liabilities. At June 30, 2003, the Company’s equity to asset ratio was 10.31% compared to 9.99% at year-end 2002.

Stock Split

On May 1, 2003, the Company completed a two for one stock split by issuing one additional share to shareholders of record as of April 18, 2003. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from surplus. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for the capitalization of the Company.

Stock Repurchase

The Company has a stock repurchase program, which is authorized to repurchase up to 800,000 common shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

During the six-month period ended June 30, 2003, the Company repurchased 50,000 common shares of stock with a weighted average repurchase price of $19.66 per share. As of June 30, 2003, the Company has repurchased a total of 711,564 common shares of stock with a weighted average repurchase price of $12.40 per share. Upon completion of the current plan, the Company expects to renew the repurchase program. All information on stock repurchase plan has been adjusted for the two for one stock split which was distributed to shareholders effective May 1, 2003.

Cash Dividends

The Company declared cash dividends on its common stock of $0.255 per share (split adjusted) for the first six months of 2003 compared to $0.235 per share (split adjusted) for the first six months of 2002. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2003, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s risk-based capital ratios at June 30, 2003 and December 31, 2002, are presented in Table 11.

Table 11: Risk-Based Capital

(In thousands)	June 30, 2003	December 31, 2002

Tier 1 capital
Stockholders’ equity	$205,058	$197,605
Trust preferred securities	17,250	17,250
Intangible assets	(33,439)	(33,490)
Unrealized gain on available-for-sale securities	(2,343)	(2,231)
Other	(825)	(845)

Total Tier 1 capital	185,701	178,289

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	415	363
Qualifying allowance for loan losses	16,372	15,976

Total Tier 2 capital	16,787	16,339

Total risk-based capital	$202,488	$194,628

Risk weighted assets	$1,303,942	$1,272,104

Assets for leverage ratio	$1,939,201	$1,919,615

Ratios at end of year
Leverage ratio	9.58%	9.29%
Tier 1 capital	14.24%	14.02%
Total risk-based capital	15.53%	15.30%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

LIQUIDITY AND MARKET RISK MANAGEMENT

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At June 30, 2003, undivided profits of the Company’s subsidiaries were approximately $113 million, of which approximately $14 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and makes adjustments as needed. At June 30, 2003, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At June 30, 2003, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 22.5% of total assets, as compared to 21.3% at December 31, 2002.

Liquidity Management

The objective of the Company’s liquidity management is to access adequate sources of funding to ensure that cash flow requirements of depositors and borrowers are met in an orderly and timely manner. Sources of liquidity are managed so that reliance on any one funding source is kept to a minimum. The Company’s liquidity sources are prioritized for both availability and time to activation.

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

The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its affiliates have approximately $108 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to insure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $54 million in funds on a given day. Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on month to month basis.

Secondly, the Company uses a laddered investment portfolio that insures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. The Company has begun designating a higher percentage of new investment purchases into the available-for-sale securities classification to provide additional flexibility in liquidity management. Approximately 62% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

The fifth source of liquidity is the ability to access brokered deposits. On an on-going basis the Company has chosen not to tap this source of funding. However, for short-term liquidity needs, it remains a viable option.

Finally, the Company’s affiliate banks have lines of credit available with Federal Home Loan Bank. While the Company has used portions of those lines only to match off longer-term mortgage loans, the Company could use those lines to meet liquidity needs. Approximately $265 million under these lines of credit are currently available, if needed.

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

Table 12 below presents the Company’s interest rate sensitivity position at June 30, 2003. This Gap analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities (investment securities are according to call dates) and repricing periods rather than estimating more realistic behaviors, as is done in the simulation models. Also, the Gap analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 12: Interest Rate Sensitivity

	Interest Rate Sensitivity Period

(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets
Short-term investments	$79,248	$—	$—	$—	$—	$—	$—	$79,248
Assets held in trading accounts	212	—	—	—	—	—	—	212
Investment securities	30,176	8,209	16,570	35,273	37,531	153,228	151,951	432,938
Mortgage loans held for sale	30,700	—	—	—	—	—	—	30,700
Loans	126,802	361,407	168,899	248,462	208,274	159,035	13,963	1,286,842

Total earning assets	267,138	369,616	185,469	283,735	245,805	312,263	165,914	1,829,940

Interest bearing liabilities
Interest bearing transaction and savings deposits	227,576	—	—	—	68,161	204,482	68,161	568,380
Time deposits	115,657	133,457	201,020	207,101	109,614	19,881	11	786,741
Short-term debt	82,285	—	—	—	—	—	—	82,285
Long-term debt	2,330	664	1,912	2,692	7,757	26,242	33,992	75,589

Total interest bearing liabilities	427,848	134,121	202,932	209,793	185,532	250,605	102,164	1,512,995

Interest rate sensitivity Gap	$(160,710)	$235,495	$(17,463)	$73,942	$60,273	$61,658	$63,750	$316,945

Cumulative interest rate sensitivity Gap	$(160,710)	$74,785	$57,322	$131,264	$191,537	$253,195	$316,945
Cumulative rate sensitive asset to rate sensitive liabilities	62.4%	113.3%	107.5%	113.5%	116.5%	117.9%	120.9%
Cumulative Gap as a % of earning assets	-8.8%	4.1%	3.1%	7.2%	10.5%	13.8%	17.3%

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement is currently effective for the Company’s interim reporting period of June 30, 2003. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability. The Company’s trust preferred securities qualify as a liability classification under SFAS No. 150. Because the Company currently, as well as historically, classifies its trust preferred securities as long term debt, management does not anticipate that the adoption of SFAS No. 150 will have a material impact on the financial condition or operating results of the Company.

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

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2003, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002 and changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP
BKD, LLP

Pine Bluff, Arkansas
August 5, 2003

Part II:  Other Information

Item 2.  Changes in Securities.

Recent Sales of Unregistered Securities. The following transactions are sales of unregistered shares of Class A Common Stock of the Company which were issued to executive and senior management officers upon the exercise of rights granted under (i) the Simmons First National Corporation Incentive and Non-qualified Stock Option Plan (ii) the Simmons First National Corporation Executive Stock Incentive Plan, or (iii) the Simmons First National Corporation Executive Stock Incentive Plan - 2001. No underwriters were involved and no underwriter’s discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash or exchanged shares of the Company’s Class A Common Stock as the consideration for the transactions. The share and price information has been adjusted for the two for one stock split, which was distributed to shareholders effective May 1, 2003.

Identity(1)	Date of Sale	Number of Shares	Price(2)	Type of Transaction

1 Officer	April, 2003	200	10.5625	Incentive Stock Option
1 Officer	April, 2003	200	12.2188	Incentive Stock Option
1 Officer	April, 2003	600	12.8334	Incentive Stock Option
1 Officer	June, 2003	1,200	10.2500	Incentive Stock Option
1 Officer	June, 2003	800	10.5625	Incentive Stock Option
1 Officer	June, 2003	1,200	12.8334	Incentive Stock Option

______________

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

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 99.1 –	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman, President and Chief Executive Officer
Exhibit 99.2 –	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Barry L. Crow, Chief Financial Officer

b) Reports on Form 8-K

The registrant filed Form 8-K on April 16, 2003. The report contained the text of a press release issued by the registrant concerning the announcement of first quarter 2003 earnings.

The registrant filed Form 8-K on May 6, 2003. The report contained the text of a press release issued by the registrant announcing an analyst presentation at the Gulf South Bank Conference.

The registrant filed Form 8-K on June 4, 2003. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION (Registrant)
Date: August 6, 2003	/s/ J. Thomas May

J. Thomas May, Chairman, President and Chief Executive Officer

Date: August 6, 2003	/s/ Barry L. Crow

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

Date: August 6, 2003
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

Date: August 6, 2003
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