Form 10-Q
period 2003-09-30
SIMMONS FIRST NATIONAL CORP
filed 2003-11-04
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003                                                                             Commission File Number 06253

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

                                             Class A, Common                              14,083,109                                                                                                                         Class B, Common                               None

SIMMONS FIRST NATIONAL CORPORATION

INDEX

Page No.

Part I:       Summarized Financial Information

                        Consolidated Balance Sheets —
                                  September 30, 2003 and December 31, 2002                                                                                    3-4

                        Consolidated Statements of Income —
                                  Three months and nine months ended
                                  September 30, 2003 and 2002                                                                                                               5

                        Consolidated Statements of Cash Flows—
                                  Nine months ended September 30, 2003 and 2002                                                                            6

                        Consolidated Statements of Stockholders' Equity
                                  Nine months ended September 30, 2003 and 2002                                                                            7

                        Condensed Notes to Consolidated Financial Statements                                                                    8-19

                        Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                                                                                          20-46

                        Review by Independent Certified Public Accountants                                                                            47

Part II:      Other Information                                                                                                                                           48-52

Part I: Summarized Financial Information Simmons First National Corporation Consolidated Balance Sheets September 30, 2003 and December 31, 2002

ASSETS

	September 30,	December 31,
(In thousands, except share data)	2003	2002

	(Unaudited)
Cash and non-interest bearing balances due from banks	$68,068	$76,452
Interest bearing balances due from banks	32,880	28,473
Federal funds sold and securities purchased
under agreements to resell	34,975	86,620

Cash and cash equivalents	135,923	191,545
Investment securities	444,845	404,048
Mortgage loans held for sale	19,349	33,332
Assets held in trading accounts	370	192
Loans	1,325,428	1,257,305
Allowance for loan losses	(22,795)	(21,948)

Net loans	1,302,633	1,235,357
Premises and equipment	45,366	47,047
Foreclosed assets held for sale, net	2,774	2,705
Interest receivable	13,757	13,133
Goodwill	32,877	32,877
Core deposits	539	613
Other assets	17,198	16,730

TOTAL ASSETS	$2,015,631	$1,977,579

See Condensed Notes to Consolidated Financial Statements. 3 Simmons First National Corporation Consolidated Balance Sheets September 30, 2003 and December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
(In thousands, except share data)	2003	2002

	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$245,176	$239,545
Interest bearing transaction accounts and savings deposits	563,344	565,041
Time deposits	816,129	814,610

Total deposits	1,624,649	1,619,196
Federal funds purchased and securities sold
under agreements to repurchase	84,781	86,705
Short-term debt	13,559	3,619
Long-term debt	73,151	54,282
Accrued interest and other liabilities	12,293	16,172

Total liabilities	1,808,433	1,779,974

STOCKHOLDERS' EQUITY
Capital stock
Class A, common, par value $1 a share, authorized
30,000,000 shares, 14,083,109 issued and outstanding
at 2003 and 14,142,910 (split adjusted) at 2002	14,083	7,071
Surplus	35,846	44,495
Undivided profits	156,847	143,808
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes of $255 in 2003 and $1,446 in 2002	422	2,231

Total stockholders' equity	207,198	197,605

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,015,631	$1,977,579

See Condensed Notes to Consolidated Financial Statements. 4 Simmons First National Corporation Consolidated Statements of Income Three Months and Nine Months Ended September 30, 2003 and 2002

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$22,216	$23,853	$66,981	$71,627
Federal funds sold and securities purchased
under agreements to resell	72	207	446	799
Investment securities	4,026	4,636	12,015	14,417
Mortgage loans held for sale, net of unrealized gains (losses)	358	206	1,010	624
Assets held in trading accounts	24	30	33	50
Interest bearing balances due from banks	74	104	365	535

TOTAL INTEREST INCOME	26,770	29,036	80,850	88,052

INTEREST EXPENSE
Deposits	5,728	8,512	18,956	28,026
Federal funds purchased and securities sold
under agreements to repurchase	244	236	661	949
Short-term debt	26	30	38	83
Long-term debt	908	841	3,193	2,465

TOTAL INTEREST EXPENSE	6,906	9,619	22,848	31,523

NET INTEREST INCOME	19,864	19,417	58,002	56,529
Provision for loan losses	2,196	2,864	6,589	7,661

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	17,668	16,553	51,413	48,868

NON-INTEREST INCOME
Trust income	1,317	1,406	4,059	4,001
Service charges on deposit accounts	2,786	2,648	7,879	7,429
Other service charges and fees	299	321	1,095	1,097
Income on sale of mortgage loans, net of commissions	1,512	962	4,139	2,511
Income on investment banking, net of commissions	388	250	1,516	764
Credit card fees	2,495	2,598	7,326	7,486
Other income	1,151	960	2,883	2,764
Gain on sale of mortgage servicing	--	--	771	--
Gain on sale of securities, net	--	--	--	--

TOTAL NON-INTEREST INCOME	9,948	9,145	29,668	26,052

NON-INTEREST EXPENSE
Salaries and employee benefits	10,789	10,029	32,134	29,819
Occupancy expense, net	1,259	1,201	3,862	3,482
Furniture and equipment expense	1,329	1,439	3,930	4,041
Loss on foreclosed assets	36	69	198	152
Other operating expenses	4,535	4,782	13,955	13,904

TOTAL NON-INTEREST EXPENSE	17,948	17,520	54,079	51,398

INCOME BEFORE INCOME TAXES	9,668	8,178	27,002	23,522
Provision for income taxes	3,057	2,409	8,530	7,107

NET INCOME	$6,611	$5,769	$18,472	$16,415

BASIC EARNINGS PER SHARE	$0.47	$0.41	$1.31	$1.16

DILUTED EARNINGS PER SHARE	$0.46	$0.40	$1.28	$1.14

See Condensed Notes to Consolidated Financial Statements. 5

Simmons First National Corporation Consolidated Statements of Cash Flows Nine Months Ended September 30, 2003 and 2002

	September 30,	September 30,
(In thousands)	2003	2002

OPERATING ACTIVITIES	(Unaudited)

Net income	$18,472	$16,415
Items not requiring (providing) cash
Depreciation and amortization	3,901	3,776
Provision for loan losses	6,589	7,661
Net amortization (accretion) of investment securities	21	(452)
Deferred income taxes	1,069	(1,097)
Provision for losses on foreclosed assets	113	33
Changes in
Interest receivable	(624)	737
Mortgage loans held for sale	13,983	(125)
Assets held in trading accounts	(178)	(117)
Other assets	(469)	(1,087)
Accrued interest and other liabilities	(3,704)	881
Income taxes payable	(1,244)	505

Net cash provided by operating activities	37,929	27,130

INVESTING ACTIVITIES
Net originations of loans	(75,258)	(23,877)
Purchase of branch location, net funds received	--	2,477
Purchase of premises and equipment, net	(2,145)	(4,137)
Proceeds from sale of foreclosed assets	1,211	1,336
Proceeds from maturities of available-for-sale securities	246,204	326,390
Purchases of available-for-sale securities	(342,210)	(261,980)
Proceeds from maturities of held-to-maturity securities	153,337	115,002
Purchases of held-to-maturity securities	(99,958)	(152,235)

Net cash (used in) provided by investing activities	(118,819)	2,976

FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,453	(85,566)
Net proceeds of short-term debt	9,940	7,649
Dividends paid	(5,433)	(5,022)
Proceeds from issuance of long-term debt	25,297	10,970
Repayment of long-term debt	(6,428)	(2,664)
Net decrease in federal funds purchased and securities
sold under agreements to repurchase	(1,924)	(28,876)
Repurchase of common stock, net	(1,637)	(910)

Net cash provided by (used in) financing activities	25,268	(104,419)

DECREASE IN CASH AND CASH EQUIVALENTS	(55,622)	(74,313)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	191,545	194,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,923	$120,528

See Condensed Notes to Consolidated Financial Statements. 6

Simmons First National Corporation Consolidated Statements of Stockholders’ Equity Nine Months Ended September 30, 2003 and 2002

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income	Profits	Total

Balance, December 31, 2001	$7,087	$45,278	$1,479	$128,519	$182,363
Comprehensive income
Net income	--	--	--	16,415	16,415
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $594	--	--	804	--	804

Comprehensive income					17,219
Exercise of 16,400 split adjusted
shares of stock options	8	152	--	--	160
Securities exchanged under stock option plan	(2)	(88)	--	--	(90)
Repurchase of 60,000 split adjusted
shares of common stock	(30)	(950)	--	--	(980)
Dividends paid - $0.355 per split adj. share	--	--	--	(5,022)	(5,022)

Balance, September 30, 2002	7,063	44,392	2,283	139,912	193,650
Comprehensive income
Net income	--	--	--	5,663	5,663
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credit of $35	--	--	(52)	--	(52)

Comprehensive income					5,611
Exercise of 29,400 split adjusted
shares of stock options	15	321	--	--	336
Securities exchanged under stock option plan	(7)	(218)	--	--	(225)
Dividends paid - $0.125 per split adj. share	--	--	--	(1,767)	(1,767)

Balance, December 31, 2002	7,071	44,495	2,231	143,808	197,605
Comprehensive income
Net income	--	--	--	18,472	18,472
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credit of $1,191	--	--	(1,809)	--	(1,809)

Comprehensive income					16,663
Exercise of 35,400 split adjusted	30	349	--	--	379
shares of stock options
Securities exchanged under stock option plan	(12)	(283)	--	--	(295)
Repurchase of 82,000 split adjusted
shares of common stock	(72)	(1,649)	--	--	(1,721)
Two for one stock split	7,066	(7,066)	--	--	--
Dividends paid - $0.385 per split adj. share	--	--	--	(5,433)	(5,433)

Balance, September 30, 2003	$14,083	$35,846	$422	$156,847	$207,198

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

Derivative Financial Instruments

        The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers. Effective January 1, 2001, the Company adopted the requirements of SFAS No. 133, ” Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements require all derivatives to be recorded on the balance sheet at fair value.

        Historically the Company’s policy has been not to invest in derivative type investments but in an effort to meet the financing needs of its customers, the Company entered into its first fair value hedge during the second quarter of 2003. Fair value hedges include interest rate swap agreements on fixed rate loans. For derivatives designated as hedging, the exposure to changes in the fair value of the hedged item (gain or loss) is recognized in earnings in the period of change together with the offsetting gain or loss of the hedging instrument. The fair value hedge is considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amount of the loan being hedged was $2.1 million at September 30, 2003.

Earnings Per Share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

        The following is the computation of per share earnings for the nine months ended September 30, 2003 and 2002. All share and per share data reflect the effect of the Company’s two for one stock split effective May 1, 2003.

(In thousands, except per share data)	2003	2002

Net Income	$18,472	$16,415

Average common shares outstanding	14,123	14,144
Average common share stock options outstanding	273	234

Average diluted common shares	14,396	14,378

Basic earnings per share	$1.31	$1.16

Diluted earnings per share	$1.28	$1.14

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

        On September 8, 2003, the Company announced the execution of a definitive agreement to purchase nine branch banking locations from Union Planters Bank, N.A. Six locations in North Central Arkansas include Clinton, Marshall, Mountain View, Fairfield Bay, Leslie and Bee Branch. Three locations in Northeast Arkansas communities include Hardy, Cherokee Village and Mammoth Spring. The nine locations have combined deposits of $140 million with estimated acquired assets of $126 million including selected loans, premises, cash and other assets. The transaction is subject to regulatory approval and is expected to close during the fourth quarter of 2003.

NOTE 4: INVESTMENT SECURITIES

        The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30, 2003				December 31, 2002

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$ 11,080	$ 280	$ --	$ 11,360	$ 26,153	$ 618	$ --	$ 26,771
U.S. Government
agencies	29,500	295	(1)	29,794	59,324	622	(1)	59,945
Mortgage-backed
securities	1,051	22	--	1,073	1,510	41	--	1,551
State and political
subdivisions	112,358	2,830	(424)	114,764	120,230	3,827	(9)	124,048
Other securities	100	--	--	100	100	--	--	100

	$154,089	$ 3,427	$ (425)	$157,091	$207,317	$ 5,108	$ (10)	$212,415

Available-for-Sale
U.S. Treasury	$ 16,013	$ 122	$ (1)	$ 16,134	$ 14,591	$ 287	$ --	$ 14,878
U.S. Government
agencies	255,794	1,321	(1,883)	255,232	161,042	2,442	--	163,484
Mortgage-backed
securities	2,217	7	(16)	2,208	3,017	17	(19)	3,015
State and political
subdivisions	4,699	310	--	5,009	4,979	324	--	5,303
Other securities	11,351	822	--	12,173	9,244	807	--	10,051

	$290,074	$ 2,582	$ (1,900)	$290,756	$192,873	$ 3,877	$ (19)	$196,731

        The carrying value, which approximates the market value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $346,137,000 at September 30, 2003 and $306,082,000 at December 31, 2002.

        The book value of securities sold under agreements to repurchase amounted to $57,236,000 and $43,060,000 at September 30, 2003 and December 31, 2002, respectively.

        Income earned on securities for the nine months ended September 30, 2003 and 2002, is as follows:

(In thousands)	2003	2002

Taxable
Held-to-maturity	$ 2,241	$ 3,507
Available-for-sale	6,046	6,809

Non-taxable
Held-to-maturity	3,535	3,897
Available-for-sale	193	204

Total	$12,015	$14,417

      Maturities of investment securities at September 30, 2003 are as follows:

	Held-to-Maturity		Available-for-Sale

(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$ 29,315	$ 29,530	$ 37,501	$ 38,038
After one through five years	75,476	77,330	103,494	104,326
After five through ten years	41,318	42,365	136,531	135,029
After ten years	7,880	7,766	1,197	1,190
Other securities	100	100	11,351	12,173

Total	$154,089	$157,091	$290,074	$290,756

        There were no gross realized gains or losses as of September 30, 2003 and 2002.

        Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

        The various categories are summarized as follows:

(In thousands)	September 30, 2003	December 31, 2002

Consumer
Credit cards	$ 161,315	$ 180,439
Student loans	89,280	83,890
Other consumer	137,884	153,103
Real Estate
Construction	102,981	90,736
Single family residential	230,149	233,193
Other commercial	359,708	290,469
Commercial
Commercial	146,407	144,678
Agricultural	76,909	58,585
Financial institutions	7,369	6,504
Other	13,426	15,708

Total loans before allowance for loan losses	$1,325,428	$1,257,305

        During the first nine months of 2003, foreclosed assets held for sale increased $69,000 to $2,774,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at September 30, 2003, were $396,000, $10,590,000 and $1,770,000, respectively, bringing the total of non-performing assets to $15,530,000.

        Transactions in the allowance for loan losses are as follows:

(In thousands)	September 30, 2003	December 31, 2002

Balance, beginning of year	$21,948	$20,496
Additions
Allowance for loan losses of acquired branch	--	247
Provision charged to expense	6,589	7,661

	28,537	28,404
Deductions
Losses charged to allowance, net of recoveries
of $1,377 and $1,695 for the first nine months of
2003 and 2002, respectively	5,742	6,716

Balance, September 30	$22,795	21,688

Additions
Provision charged to expense		2,562

		24,250
Deductions
Losses charged to allowance, net of recoveries
of $433 for the last three months of
2002		2,302

Balance, end of year		$21,948

        At September 30, 2003 and December 31, 2002, impaired loans totaled $19,455,000 and $14,646,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at September 30, 2003, were $4,317,000 and $2,895,000 at December 31, 2002.

        Approximately, $396,000 and $319,000 of interest income was recognized on average impaired loans of $17,659,000 and $18,118,000 as of September 30, 2003 and 2002, respectively. Interest recognized on impaired loans on a cash basis during the first nine months of 2003 and 2002 was immaterial.

NOTE 6: GOODWILL AND OTHER INTANGIBLES

        The carrying basis and accumulated amortization of core deposits (net of core deposits that were fully amortized) at September 30, 2003 and December 31, 2002, were as follows:

(In thousands)	September 30, 2003	December 31, 2002

Gross carrying amount	$ 1,037	$ 1,037
Accumulated amortization	(498)	(424)

Net	$ 539	$ 613

        Core deposit amortization expense recorded for the nine months ended September 30, 2003 and 2002, was $74,000 and $94,000, respectively. Excluding the recently announced acquisition, the Company’s estimated amortization expense for each of the following five years is: 2003 — $98,000; 2004 — $94,000; 2005 — $93,000; 2006 — $91,000 and 2007 — $79,000.

        Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

NOTE 7: TIME DEPOSITS

        Time deposits include approximately $311,279,000 and $310,581,000 of certificates of deposit of $100,000 or more at September 30, 2003 and December 31, 2002, respectively.

NOTE 8: INCOME TAXES

        The provision for income taxes is comprised of the following components:

(In thousands)	September 30, 2003	September 30, 2002

Income taxes currently payable	$ 7,461	$ 8,204
Deferred income taxes	1,069	(1,097)

Provision for income taxes	$ 8,530	$ 7,107

14 The tax effects of temporary differences related to deferred taxes shown on the balance sheets are shown below:

(In thousands)	September 30, 2003	December 31, 2002

Deferred tax assets
Allowance for loan losses	$ 7,704	$ 7,411
Valuation of foreclosed assets	126	131
Deferred compensation payable	579	600
Deferred loan fee income and expenses, net	--	141
Vacation compensation	614	577
Mortgage servicing reserve	--	386
Loan interest	232	183
Other	292	176

Total deferred tax assets	9,547	9,605

Deferred tax liabilities
Accumulated depreciation	(1,052)	(1,161)
Available-for-sale securities	(255)	(1,446)
Deferred loan fee income and expenses, net	(38)	--
FHLB stock dividends	(579)	(512)
Goodwill and core deposit amortization	(1,217)	(202)

Total deferred tax liabilities	(3,141)	(3,321)

Net deferred tax assets included in other
assets on balance sheets	$ 6,406	$ 6,284

15 A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

(In thousands)	September 30, 2003	September 30, 2002

Computed at the statutory rate (35%)	$ 9,457	$ 8,233
Increase (decrease) resulting from:
Tax exempt income	(1,492)	(1,649)
Other differences, net	565	523

Actual tax provision	$ 8,530	$ 7,107

NOTE 9: LONG-TERM DEBT

Long-term debt at September 30, 2003 and December 31, 2002, consisted of the following components,

(In thousands)	September 30, 2003	December 31, 2002

Note due 2007, unsecured	$ 8,000	$ 10,000
1.83% to 8.41% FHLB advances due 2003 to 2023,
secured by residential real estate loans	47,901	27,032
Trust preferred securities	17,250	17,250

	$ 73,151	$ 54,282

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

        Aggregate annual maturities of long-term debt at September 30, 2003, are:

(In thousands)	Year	Annual Maturities

	2003	$ 1,904
	2004	7,697
	2005	7,849
	2006	9,589
	2007	8,337
	Thereafter	37,775

	Total	73,151

NOTE 10: CONTINGENT LIABILITIES

        A number of legal proceedings exist in which the Company and/or its subsidiaries are either plaintiffs or defendants or both. Most of the lawsuits involve loan foreclosure activities. The various unrelated legal proceedings pending against the subsidiary banks in the aggregate are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries. Also reference Note 16: Subsequent Events.

NOTE 11: UNDIVIDED PROFITS

        The subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At September 30, 2003, the bank subsidiaries had approximately $15 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

        The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier l leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2003, each of the seven subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “total risk-based capital” ratio was 15.44% at September 30, 2003.

NOTE 12: STOCK OPTIONS AND RESTRICTED STOCK

        At September 30, 2003, the Company had stock options outstanding of 721,200 shares and stock options exercisable of 528,280 shares. During the first nine months of 2003, there were 35,400 shares issued upon exercise of stock options, options for 9,700 shares expired and no additional stock options of the Company were granted. Also, no additional shares of common stock of the Company were granted or issued as bonus shares of restricted stock, during the first nine months of 2003. This information has been adjusted for the two for one stock split which was distributed to shareholders effective May 1, 2003.

NOTE 13: ADDITIONAL CASH FLOW INFORMATION

(In thousands)	Nine Months Ended September 30,
	2003	2002

Interest paid	$ 23,608	$ 33,667
Income taxes paid	$ 5,648	$ 7,699

NOTE 14: CERTAIN TRANSACTIONS

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

NOTE 15: COMMITMENTS AND CREDIT RISK

        The seven affiliate banks of the Company grant agribusiness, commercial, consumer, and residential loans to their customers throughout Arkansas. Included in the Company’s diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 12.2% and 14.4% of the portfolio, as of September 30, 2003 and December 31, 2002, respectively.

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

        At September 30, 2003, the Company had outstanding commitments to extend credit aggregating approximately $212,273,000 and $330,324,000 for credit card commitments and other loan commitments, respectively. At December 31, 2002, the Company had outstanding commitments to extend credit aggregating approximately $216,167,000 and $289,389,000 for credit card commitments and other loan commitments, respectively.

        Letters of credit are conditional commitments issued by the bank subsidiaries of the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $14,816,000 and $2,474,000 at September 30, 2003 and December 31, 2002, respectively, with terms ranging from 90 days to three years. At September 30, 2003, the Company’s deferred revenue under standby letter of credit agreements of approximately $207,000. At December 31, 2002, the Company’s deferred revenue under standby letter of credit agreements was not material.

NOTE 16: SUBSEQUENT EVENTS

        On October 8, 2003, the Company announced the execution of a definitive agreement under the terms of which, Alliance Bancorporation, Inc. will be merged into Simmons First National Corporation. Alliance Bancorporation, Inc. owns Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets of approximately $140 million. The proposed transaction is subject to the approval of State and Federal regulatory agencies along with the approval of Alliance stockholders who collectively will receive $11,440,000 in cash and 545,000 shares of Simmons First common stock. The regulatory applications are expected to be filed within 30 days and the approval of the Alliance shareholders will be sought in the first quarter of 2004. The transaction is expected to close during the first quarter of 2004. After the merger, Alliance will continue to operate as a separate community bank with the same board of directors, management and staff.

        On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. Management is currently conducting an internal review of the facts and circumstances surrounding this matter. At this time, no basis for any material liability has been identified. The banks plan to vigorously defend the claims asserted in the suit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

        Simmons First National Corporation achieved record third quarter earnings of $6,611,000, or $0.46 diluted earnings per share for the quarter ended September 30, 2003. These earnings reflect an increase of $842,000, or $0.06 per share over the September 30, 2002, earnings of $5,769,000, or $0.40 diluted earnings per share (stock split adjusted). Annualized return on average assets and annualized return on average stockholders’ equity for the three-month period ended September 30, 2003, was 1.31% and 12.65%, compared to 1.18% and 11.87%, respectively, for the same period in 2002.

        The quarterly increase in earnings over the same quarter last year is primarily attributable to the increased volume of the Company’s mortgage banking operation, growth in the loan portfolio and a lower provision for loan losses, which correlates to the improved asset quality ratios.

        Earnings for the nine-month period ended September 30, 2003, were $18,472,000, or $1.28 per diluted share. These earnings reflect an increase of $2,057,000, or $0.14 per share, when compared to the nine-month period ended September 30, 2002, earnings of $16,415,000, or $1.14 per diluted share. Annualized return on average assets and annualized return on average stockholders’ equity for the nine-month period ended September 30, 2003, was 1.24% and 12.10%, compared to 1.12% and 11.62%, respectively, for the same period in 2002.

        The year-to-date increase in earnings is primarily attributable to the increased volume of the Company’s mortgage loan production units and investment banking operation, growth in the loan portfolio, improved asset quality ratios as reflected in the provision for loan losses, and the nonrecurring gain on sale of mortgage servicing. Refer to the Sale of Mortgage Servicing discussion for additional information regarding the Company’s nonrecurring gain.

        Total assets for the Company at September 30, 2003, were $2.016 billion, an increase of $38.1 million from the same figure at December 31, 2002. Average quarter to date total assets for the Company during the third quarter of 2003 was $2.002 billion, an increase of $60.2 million over the average for the third quarter of 2002. Stockholders’ equity at the end of the third quarter of 2003 was $207.2 million, a $9.6 million, or 4.9%, increase from December 31, 2002.

        The allowance for loan losses as a percent of total loans equaled 1.72% and 1.75% as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, non-performing loans equaled 0.93% of total loans compared to 0.97% as of year-end 2002. As of September 30, 2003, the allowance for loan losses equaled 184% of non-performing loans compared to 179% at year-end 2002.

        Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company, with community banks in Pine Bluff, Jonesboro, Lake Village, Rogers, Russellville, Searcy and El Dorado, Arkansas. The Company’s seven banks conduct financial operations from 64 offices, of which 62 are financial centers, in 34 communities throughout Arkansas.

CRITICAL ACCOUNTING POLICIES

Overview

        Management has reviewed its various accounting policies. Based on this review, management believes the policies most critical to the Company are the policies associated with its lending practices including the accounting for the allowance for loan losses, treatment of goodwill, recognition of fee income, estimates of income taxes, and employee benefit plan as it relates to stock options.

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

Goodwill

        Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. Financial Accounting Standards Board Statement No. 142 and No. 147 eliminated the amortization for these assets as of January 1, 2002. Although goodwill is not being amortized, it is tested annually for impairment.

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

        On September 8, 2003, the Company announced the execution of a definitive agreement to purchase nine branch banking locations from Union Planters Bank, N.A. Six locations in North Central Arkansas include Clinton, Marshall, Mountain View, Fairfield Bay, Leslie and Bee Branch. Three locations in Northeast Arkansas communities include Hardy, Cherokee Village and Mammoth Spring. The nine locations have combined deposits of $140 million with estimated acquired assets of $126 million including selected loans, premises, cash and other assets. The transaction is subject to regulatory approval and is expected to close during the fourth quarter of 2003.

SALE OF MORTGAGE SERVICING

        During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share. On June 30, 1998, the Company sold its $1.2 billion residential mortgage-servicing portfolio. As a result of this sale, the Company established a reserve for potential liabilities due to certain representations and warranties made on the sale date. The time period for making claims under the terms of the mortgage servicing sale’s representations and warranties expired on June 30, 2003. Thus, the Company reversed this remaining reserve in the second quarter of 2003, which is reflected in the $771,000 pre-tax gain on sale of mortgage servicing. Excluding this nonrecurring gain, the Company would have reported $1.25 diluted earnings per share for the nine-months ended September 30, 2003.

NET INTEREST INCOME

Overview

        Net interest income, the Company’s principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50% for September 30, 2003 and 2002).

        Throughout 2001, the Federal Reserve Bank steadily decreased the Federal Funds rate by a total of 475 basis points to 1.75% in an effort to stimulate economic growth. In 2002, the Federal Reserve continued to decrease the Federal Funds rate from 1.75% at the end of 2001 to 1.25% at the end of 2002. This decline has continued in 2003, with another 25 basis point decrease during the second quarter, bringing the Federal Funds rate to 1.00% at September 30, 2003. This declining rate environment contributed to the decline in interest income. This decline was more than offset by a decline in interest expense, driven by the declining interest rate environment, which resulted in growth in net interest income.

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

Third Quarter Analysis

        For the three-month period ended September 30, 2003, net interest income on a fully taxable equivalent basis was $20.6 million, an increase of $399,000 or 2.0%, from the same period in 2002. The increase in net interest income was the result of a $2.3 million decrease in interest income and a $2.7 million decrease in interest expense. The net interest margin declined slightly by 7 basis points to 4.43% for the three-month period ended September 30, 2003, when compared to 4.50% for the same period in 2002. This decline reflects a change in the Company’s overall mix of earning assets.

        The $2.3 million decrease in interest income for the three-month period ended September 30, 2003, primarily is the result of a 71 basis point decrease in the yield earned on earning assets associated with the lower interest rate environment. The lower interest rates resulted in a $3.4 million decrease in interest income. However, this decrease was offset by an increase in earning asset volume, which resulted in a $1.1 million increase in interest income. More specifically, $2.5 million of the decrease is associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate earned on the loan portfolio decreased 75 basis points from 7.49% to 6.74%.

        The $2.7 million decrease in interest expense for the three-month period ended September 30, 2003, primarily is the result of a 75 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment last year. The lower interest rates resulted in $2.9 million decrease in interest expense. More specifically, $1.8 million of the decrease is associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits maturing during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate paid on time deposits decreased 90 basis points from 3.23% to 2.33%.

Year-to-Date Analysis

        For the nine-month period ended September 20, 2003, net interest income on a fully taxable equivalent basis was $60.3 million, an increase of $1.3 million, or 2.2%, from the same period in 2002. The increase in net interest income was the result of a $7.4 million decrease in interest income and a $8.7 million decrease in interest expense. As a result, the net interest margin improved 5 basis points to 4.41% for the nine-month period ended September 30, 2003, when compared to 4.36% for the same period in 2002.

        The $7.4 million decrease in interest income for the nine-month period ended September 30, 2003 primarily is the result of a 61 basis point decrease in the yield earned on earning assets associated with the lower interest rates environment. The lower interest rates resulted in a $9.0 million decrease in interest income. More specifically, $6.4 million of the decrease is associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate earned on the loan portfolio decreased 68 basis points from 7.71% to 7.03%.

        The $8.7 million decrease in interest expense for the nine-month period ended September 30, 2003, primarily is the result of a 74 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment. The lower interest rates accounted for $8.5 million or 98.0% of the decrease in interest expense. More specifically, $6.2 million of the decrease is associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits maturing during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate paid on time deposits decreased 102 basis points from 3.57% to 2.55%.

Net Interest Income Tables

        Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2003 versus September 30, 2002.

Table 1: Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002

Interest income	$ 26,770	$ 29,036	$ 80,850	$ 88,052
FTE adjustment	773	821	2,343	2,513

Interest income - FTE	27,543	29,857	83,193	90,565
Interest expense	6,906	9,619	22,848	31,523

Net interest income - FTE	$ 20,637	$ 20,238	$ 60,345	$ 59,042

Yield on earning assets - FTE	5.92%	6.63%	6.08%	6.69%
Cost of interest bearing liabilities	1.78%	2.53%	2.00%	2.74%
Net interest spread - FTE	4.14%	4.10%	4.08%	3.95%
Net interest margin - FTE	4.43%	4.50%	4.41%	4.36%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2003 vs. 2002	2003 vs. 2002

Increase due to change in earning assets	$1,125	$1,629
Decrease due to change in earning asset yields	(3,439)	(9,001)
(Decrease) increase due to change in
interest bearing liabilities	(163)	170
Increase due to change in interest rates
paid on interest bearing liabilities	2,876	8,505

Increase in net interest income	$399	$1,303

        Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2003 and 2002. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,

	2003			2002

(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$ 35,458	$ 74	0.83	$ 26,468	$ 104	1.56
Federal funds sold	27,363	72	1.04	51,672	207	1.59
Investment securities - taxable	322,947	2,806	3.45	303,040	3,305	4.33
Investment securities - non-taxable	116,603	1,896	6.45	117,963	2,045	6.88
Mortgage loans held for sale	28,901	358	4.91	14,918	206	5.48
Assets held in trading accounts	2,306	24	4.13	2,470	30	4.82
Loans	1,313,382	22,313	6.74	1,268,801	23,960	7.49

Total interest earning assets	1,846,960	27,543	5.92	1,785,332	29,857	6.63

Non-earning assets	155,175			156,602

Total assets	$2,002,135			$1,941,934

LIABILITIES AND
STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$ 562,674	$ 990	0.70$	543,706	$ 1,608	1.17
Time deposits	808,329	4,738	2.33	849,132	6,904	3.23

Total interest bearing deposits	1,371,003	5,728	1.66	1,392,838	8,512	2.42
Federal funds purchased and
securities sold under agreement
to repurchase	89,986	244	1.08	59,765	236	1.57
Other borrowed funds
Short-term debt	4,220	26	2.44	7,223	30	1.65
Long-term debt	73,834	908	4.88	49,094	841	6.80

Total interest bearing liabilities	1,539,043	6,906	1.78	1,508,920	9,619	2.53

Non-interest bearing liabilities
Non-interest bearing deposits	242,271			225,054
Other liabilities	13,499			15,186

Total liabilities	1,794,813			1,749,160
Stockholders' equity	207,322			192,774

Total liabilities and
stockholders' equity	$2,002,135			$1,941,934

Net interest spread			4.14			4.10
Net interest margin		$ 20,637	4.43		$20,238	4.50

26

	Nine Months Ended September 30,

	2003			2002

(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$ 47,917	$ 365	1.02	$ 43,854	$ 535	1.63
Federal funds sold	55,147	446	1.08	64,722	799	1.65
Investment securities - taxable	304,098	8,287	3.64	319,584	10,316	4.32
Investment securities - non-taxable	117,030	5,763	6.58	119,800	6,289	7.02
Mortgage loans held for sale	26,175	1,010	5.16	13,097	624	6.37
Assets held in trading accounts	1,392	33	3.17	1,386	50	4.82
Loans	1,278,930	67,289	7.03	1,247,289	71,952	7.71

Total interest earning assets	1,830,689	83,193	6.08	1,809,732	90,565	6.69

Non-earning assets	153,020			155,586

Total assets	$1,983,709			$1,965,318

LIABILITIES AND
STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$ 568,227	$ 3,580	0.84	$ 535,884	$ 4,798	1.20
Time deposits	806,000	15,376	2.55	870,839	23,228	3.57

Total interest bearing deposits	1,374,227	18,956	1.84	1,406,723	28,026	2.66
Federal funds purchased and
securities sold under agreement
to repurchase	80,994	661	1.09	78,580	949	1.61
Other borrowed funds
Short-term debt	2,622	38	1.94	5,116	83	2.17
Long-term debt	70,629	3,193	6.04	45,428	2,465	7.25

Total interest bearing liabilities	1,528,472	22,848	2.00	1,535,847	31,523	2.74

Non-interest bearing liabilities
Non-interest bearing deposits	237,054			225,680
Other liabilities	14,026			14,928

Total liabilities	1,779,552			1,776,455
Stockholders' equity	204,157			188,863

Total liabilities and
stockholders' equity	$1,983,709			$1,965,318

Net interest spread			4.08			3.95
Net interest margin		$ 60,345	4.41		$ 59,042	4.36

        Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2003, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended September 30, 2003 over 2002			Nine Months Ended September 30, 2003 over 2002

(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$ 29	$ (59)	$ (30)	$ 46	$ (216)	$ (170)
Federal funds sold	(78)	(57)	(135)	(106)	(247)	(353)
Investment securities - taxable	206	(705)	(499)	(481)	(1,548)	(2,029)
Investment securities - non-taxable	(24)	(125)	(149)	(143)	(383)	(526)
Mortgage loans held for sale	175	(23)	152	524	(138)	386
Assets held in trading accounts	(2)	(4)	(6)	--	(17)	(17)
Loans	819	(2,466)	(1,647)	1,789	(6,452)	(4,663)

Total	1,125	(3,439)	(2,314)	1,629	(9,001)	(7,372)

Interest expense
Interest bearing transaction and
savings accounts	54	(672)	(618)	275	(1,493)	(1,218)
Time deposits	(318)	(1,848)	(2,166)	(1,628)	(6,224)	(7,852)
Federal funds purchased
and securities sold under
agreements to repurchase	96	(88)	8	28	(316)	(288)
Other borrowed funds
Short-term debt	(16)	12	(4)	(37)	(8)	(45)
Long-term debt	347	(280)	67	1,192	(464)	728

Total	163	(2,876)	(2,713)	(170)	(8,505)	(8,675)

Increase (decrease) in net
interest income	$ 962	$ (563)	$ 399	$ 1,799	$ (496)	$ 1,303

PROVISION FOR LOAN LOSSES

        The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended September 30, 2003 and 2002, was $2.2 and $2.9 million, respectively. The provision for the nine-month period ended September 30, 2003 and 2002, was $6.6 million and $7.7 million, respectively. The decrease in the provision for loan losses for 2003 reflects the improvement in the Company’s asset quality ratios from September 30, 2002 to September 30, 2003.

NON-INTEREST INCOME

        Total non-interest income was $9.9 million for the three-month period ended September 30, 2003, compared to $9.1 million for the same period in 2002. For the nine-months ended September 30, 2003, non-interest income was $29.7 million compared to the $26.1 million reported for the same period ended September 30, 2002. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits. Refer to the Sale of Mortgage Servicing discussion for additional information regarding the Company’s nonrecurring gain.

        Table 5 shows non-interest income for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively, as well as changes in 2003 from 2002.

Table 5: Non-Interest Income

	Three Months Ended Sept 30,		2003 Change from		Nine Months Ended Sept 30,		2003 Change from
(In thousands)	2003	2002	2002		2003	2002	2002

Trust income	$1,317	$1,406	$(89)	-6.33%	$4,059	$4,001	$58	1.45%
Service charges on
deposit accounts	2,786	2,648	138	5.21	7,879	7,429	450	6.06
Other service charges and fees	299	321	(22)	-6.85	1,095	1,097	(2)	-0.18
Income on sale of mortgage loans,
net of commissions	1,512	962	550	57.17	4,139	2,511	1,628	64.83
Income on investment banking,
net of commissions	388	250	138	55.20	1,516	764	752	98.43
Credit card fees	2,495	2,598	(103)	-3.96	7,326	7,486	(160)	-2.14
Other income	1,151	960	191	19.90	2,883	2,764	119	4.31
Gain on sale of mortgage servicing	--	--	--	--	771	--	771	--

Total non-interest income	$9,948	$9,145	$803	8.78%	$29,668	$26,052	$3,616	13.88%

        Recurring fee income for the three-month and nine-month periods ended September 30, 2003 were $6.9 million and $20.4 million, respectively, which is relatively flat when compared with the same periods last year. Although recurring fee income was relatively flat, a few notable items were the increases in service charges on deposit accounts and other income, which were offset by the decline in credit card fees. The increase in service charges was primarily the result of an improved fee structure. The increase in other income was from an improvement in earnings on student loans. The decrease in credit card fees was the result of a decline in the number of cardholders in the credit card portfolio, due to competitive pressure in the credit card industry.

        During the three-month period ended September 30, 2003, income on the sale of mortgage loans and income on investment banking increased $550,000 and $138,000, respectively, from the same period during 2002. During the nine-month period ended September 30, 2003, income on the sale of mortgage loans and income on investment banking increased $1.6 million and $752,000, respectively, from the same period during 2002. These increases were the result of a higher volume for those products during 2003 compared to 2002. The lower interest rate environment primarily drove both volume increases.

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

        Non-interest expense for the three-month and nine-month periods ended September 30, 2003, were $17.9 million and $54.1 million, an increase of $428,000 or 2.4% and $2.7 million or 5.2%, respectively, from the same periods in 2002. The increase in non-interest expense during 2003, compared to 2002 is primarily derived from the increase in salary and employee benefits. The salary and employee benefits increase is associated with normal salary adjustments and the increased cost of health insurance.

        Table 6 below shows non-interest expense for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively, as well as changes in 2003 from 2002.

Table 6: Non-Interest Expense

	Three Months Ended Sept 30,		2003		Nine Months Ended Sept 30,		2003
			Change from				Change from
(In thousands)	2003	2002	2002		2003	2002	2002

Salaries and employee benefits	$10,789	$10,029	$ 760	7.58%	$32,134	$29,819	$2,315	7.76%
Occupancy expense, net	1,259	1,201	58	4.83	3,862	3,482	380	10.91
Furniture and equipment expense	1,329	1,439	(110)	-7.64	3,930	4,041	(111)	-2.75
Loss on foreclosed assets	36	69	(33)	-47.83	198	152	46	30.26
Other operating expenses
Professional services	443	445	(2)	-0.45	1,425	1,363	62	4.55
Postage	474	513	(39)	-7.60	1,479	1,492	(13)	-0.87
Telephone	375	396	(21)	-5.30	1,104	1,199	(95)	-7.92
Credit card expenses	627	508	119	23.43	1,674	1,446	228	15.77
Operating supplies	310	315	(5)	-1.59	1,035	1,024	11	1.07
FDIC insurance	67	72	(5)	-6.94	203	226	(23)	-10.18
Amortization of intangibles	23	34	(11)	-32.35	74	89	(15)	-16.85
Other expense	2,216	2,499	(283)	-11.32	6,961	7,065	(104)	-1.47

Total non-interest expense	$17,948	$17,520	$ 428	2.44%	$54,079	$51,398	$ 2,681	5.22%

LOAN PORTFOLIO

        The Company’s loan portfolio averaged $1.279 billion and $1.247 billion during the first nine months of 2003 and 2002, respectively. As of September 30, 2003, total loans were $1.325 billion, compared to $1.257 billion on December 31, 2002. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

        Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $388.5 million at September 30, 2003, or 29.3% of total loans, compared to $417.4 million, or 33.2% of total loans at December 31, 2002. The consumer loan decrease from December 31, 2002 to September 30, 2003 is the result of the Company’s lower credit card portfolio and indirect lending, which was partially offset by an increase in student loans. The consumer market, particularly credit card and indirect lending, continues to be one of the Company’s greatest challenges. As a result, the credit card portfolio continued its decline as the result of an on-going reduction in the number of cardholder accounts, due to competitive pressure in the credit card industry combined with some seasonality for that product. The decline in the indirect consumer loan portfolio was the result of the on-going special finance incentives from car manufacturers and a planned reduction by the Company of that product based on the risk-reward relationship. The increase in student loans was a result of greater demand for that product.

        Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $692.8 million at September 30, 2003, or 52.3% of total loans, compared to the $614.4 million, or 48.9% of total loans at December 31, 2002. This improvement is the result of increased loan demand by the Company’s construction and commercial real estate borrowers.

        Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $230.7 million at September 30, 2003, or 17.4% of total loans, compared to $209.8 million, or 16.7% of total loans at December 31, 2002. This improvement is the result of seasonality in the Company’s agricultural loan portfolio.

        The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

(In thousands)	September 30, 2003	December 31, 2002

Consumer
Credit cards	$ 161,315	$ 180,439
Student loans	89,280	83,890
Other consumer	137,884	153,103
Real Estate
Construction	102,981	90,736
Single family residential	230,149	233,193
Other commercial	359,708	290,469
Commercial
Commercial	146,407	144,678
Agricultural	76,909	58,585
Financial institutions	7,369	6,504
Other	13,426	15,708

Total loans	$1,325,428	$1,257,305

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

        At September 30, 2003, impaired loans were $19.5 million compared to $14.6 million at December 31, 2002. The increase in impaired loans from December 31, 2002, primarily relates to the increase of borrowers that are still performing, but for which management has internally identified as impaired. This increase is the result of three borrowers that was internally classified by management as substandard, which offset the removal of one agricultural credit during the period. Furthermore, management has evaluated the underlying collateral on these commercial real estate credits and has allocated specific reserves to cover potential losses. Also, management has evaluated the underlying collateral on the remaining impaired loans and has allocated specific reserves in order to absorb potential losses if the collateral were ultimately foreclosed.

        In conclusion, at this time, management does not view the downgrading of these particular credits as a trend in the Company’s overall portfolio. Thus, while impaired loans did increase from year-end, the Company views asset quality ratios as improved when compared to the same period last year.

        Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8: Non-performing Assets

(In Thousands)	September 30, 2003	December 31, 2002

Nonaccrual loans	$ 10,590	$ 10,443
Loans past due 90 days or more
(principal or interest payments)	1,770	1,814

Total non-performing loans	12,360	12,257

Other non-performing assets
Foreclosed assets held for sale	2,774	2,705
Other non-performing assets	396	426

Total other non-performing assets	3,170	3,131

Total non-performing assets	$ 15,530	$ 15,388

Allowance for loan losses to
non-performing loans	184.43%	179.07%
Non-performing loans to total loans	0.93%	0.97%
Non-performing assets to total assets	0.77%	0.78%

        Approximately $560,000 and $640,000 of interest income would have been recorded for the nine-month periods ended September 30, 2003 and 2002, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the nine-month periods ended September 30, 2003 and 2002.

ALLOWANCE FOR LOAN LOSSES

Overview

        The Company maintains an allowance for loan losses. This allowance is created through charges to income and maintained at a sufficient level to absorb expected losses in the Company’s portfolio. The allowance for loan losses is determined monthly based on management’s assessment of several factors such as 1) historical loss experience based on volumes and types, 2) reviews or evaluations of the loan portfolio and allowance for loan losses, 3) trends in volume, maturity and composition, 4) off balance sheet credit risk, 5) volume and trends in delinquencies and non-accruals, 6) lending policies and procedures including those for loan losses, collections and recoveries, 7) national and local economic trends and conditions, 8) concentrations of credit that might affect loss experience across one or more components of the loan portfolio, 9) the experience, ability and depth of lending management and staff and 10) other factors and trends, which will affect specific loans and categories of loans.

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

        An analysis of the allowance for loan losses is shown in Table 9.

Table 9: Allowance for Loan Losses

(In thousands)	2003	2002

Balance, beginning of year	$ 21,948	$ 20,496

Loans charged off
Credit card	3,519	3,541
Other consumer	1,443	1,729
Real estate	917	1,203
Commercial	1,240	1,938

Total loans charged off	7,119	8,411

Recoveries of loans previously charged off
Credit card	522	481
Other consumer	512	576
Real estate	114	224
Commercial	229	414

Total recoveries	1,377	1,695

Net loans charged off	5,742	6,716
Allowance for loan losses of acquired branch	--	247
Provision for loan losses	6,589	7,661

Balance, September 30	$ 22,795	$ 21,688

Loans charged off
Credit card		1,162
Other consumer		591
Real estate		610
Commercial		372

Total loans charged off		2,735

Recoveries of loans previously charged off
Credit card		159
Other consumer		101
Real estate		29
Commercial		144

Total recoveries		433

Net loans charged off		2,302
Provision for loan losses		2,562

Balance, end of year		$ 21,948

Provision for loan losses

        The amount of provision to the allowance during the nine-month periods ended September 30, 2003 and 2002, and for the year ended 2002, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management’s practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

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

        During the nine months ended September 30, 2003, the Company experienced an increase of $505,000 in the real estate allocation of the allowance for loan losses. This increase is primarily associated with three borrowers in the real estate portfolio. The two largest borrowers are still performing and were internally classified by management as substandard. Additionally, there is one borrower that is secured by commercial real estate that was previously classified as substandard but is currently on nonaccrual status. From period ended December 31, 2002, the Company has experienced a $665,000 increase in the allocation of the allowance for loan losses in the commercial loan category. This increase is primarily due to internal classifications related to the catfish industry. The change during the first nine months of 2003 in the allocation of allowance for loan losses for credit cards and other consumer loans is consistent with the change in the outstanding loan portfolio for those products from December 31, 2002. As a result, the unallocated allowance increased $110,000 during the first nine months of 2003.

        While the Company still has some concerns over the uncertainty of the economy and the impact of foreign imports on the catfish industry in Arkansas, management believes the allowance for loan losses is adequate for the period ended September 30, 2003.

        An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10: Allocation of Allowance for Loan Losses

	September 30, 2003		December 31, 2002

(In Thousands)	Allowance Amount	% of loans*	Allowance Amount	% of loans*

Credit cards	$ 4,002	12.2%	$ 4,270	14.4%
Other consumer	1,580	17.1%	1,745	18.8%
Real estate	7,898	52.3%	7,393	48.9%
Commercial	5,063	17.4%	4,398	16.7%
Other	--	1.0%	--	1.2%
Unallocated	4,252		4,142

Total	$22,795	100.0%	$21,948	100.0%

*Percentage of loans in each category to total loans.

DEPOSITS

        Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 62 financial centers. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more. As of September 30, 2003, core deposits comprised 80.8% of the Company’s total deposits.

        The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, it allows managers in the local markets to establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. Although the interest rate environment is at a historical low, the Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, total deposits as of September 30, 2003, were $1.625 billion, which is relatively unchanged when compared to the $1.619 billion on December 31, 2002.

        Although the Company lowered the interest rates on its time deposits, total deposits remained relatively flat. Time deposits increased $1.5 million to $816.1 million from $814.6 million at December 31, 2002. Non-interest bearing transaction accounts increased by $5.7 million to $245.2 million compared to $239.5 million at December 31, 2002. Interest bearing transaction and savings accounts was $563.3 million, which is a $1.7 million decrease when compared to the $565.0 million on December 31, 2002.

        The Company will continue to manage interest expense through deposit pricing and does not anticipate a significant change in total deposits. The Company believes that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences increased loan demand or other liquidity needs.

LONG-TERM DEBT

        During the nine month period ended September 30, 2003, the Company increased long-term debt by $18.9 million, or 34.7% from December 31, 2002. The increase is a result of the Company increasing the Federal Home Loan Bank borrowings in its community banking network. The Company made this strategic decision to help manage interest rate risk on specific new loan fundings and commitments made during 2003.

CAPITAL

Overview

        At September 30, 2003, total capital reached $207.2 million. Capital represents shareholder ownership in the Company — the book value of assets in excess of liabilities. At September 30, 2003, the Company’s equity to asset ratio was 10.28% compared to 9.99% at year-end 2002.

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

        During the nine-month period ended September 30, 2003, the Company repurchased 82,000 common shares of stock with a weighted average repurchase price of $20.99 per share. As of September 30, 2003, the Company has repurchased a total of 743,564 common shares of stock with a weighted average repurchase price of $12.86 per share. Upon completion of the current plan, the Company expects to renew the repurchase program. All information on the stock repurchase plan has been adjusted for the two for one stock split which was distributed to shareholders effective May 1, 2003.

Cash Dividends

        The Company declared cash dividends on its common stock of $0.385 per share (split adjusted) for the first nine months of 2003 compared to $0.355 per share (split adjusted) for the first nine months of 2002. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Risk-Based Capital

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2003, the Company meets all capital adequacy requirements to which it is subject.

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

        The Company’s risk-based capital ratios at September 30, 2003 and December 31, 2002, are presented in Table 11.

Table 11: Risk-Based Capital

(In thousands)	September 30, 2003	December 31, 2002

Tier 1 capital
Stockholders' equity	$ 207,198	$ 197,605
Trust preferred securities	17,250	17,250
Intangible assets	(33,415)	(33,490)
Unrealized gain on available-
for-sale securities	(422)	(2,231)
Other	(816)	(845)

Total Tier 1 capital	189,795	178,289

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	370	363
Qualifying allowance for loan losses	16,833	15,976

Total Tier 2 capital	17,203	16,339

Total risk-based capital	$ 206,998	$ 194,628

Risk weighted assets	$ 1,340,640	$ 1,272,104

Assets for leverage ratio	$ 1,967,798	$ 1,919,615

Ratios at end of year
Leverage ratio	9.65%	9.29%
Tier 1 capital	14.16%	14.02%
Total risk-based capital	15.44%	15.30%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

LIQUIDITY AND MARKET RISK MANAGEMENT

Parent Company

        The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At September 30, 2003, undivided profits of the Company’s subsidiaries were approximately $115 million, of which approximately $15 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

        Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At September 30, 2003, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At September 30, 2003, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 22.1% of total assets, as compared to 21.3% at December 31, 2002.

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

        The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its affiliates have approximately $100 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to insure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $50 million in funds on a given day. Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on a month to month basis.

        Secondly, the Company uses a laddered investment portfolio that insures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. The Company has begun designating a higher percentage of new investment purchases into the available-for-sale securities classification to provide additional flexibility in liquidity management. Approximately 65% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

        Finally, the Company’s affiliate banks have lines of credit available with Federal Home Loan Bank. While the Company has used portions of those lines only to match off longer-term mortgage loans, the Company could use those lines to meet liquidity needs. Approximately $244 million under these lines of credit are currently available, if needed.

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

        Table 12 below presents the Company’s interest rate sensitivity position at September 30, 2003. This Gap analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities (investment securities are according to call dates) and repricing periods rather than estimating more realistic behaviors, as is done in the simulation models. Also, the Gap analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 12: Interest Rate Sensitivity

	Interest Rate Sensitivity Period

(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets
Short-term investments	$ 67,855	$ --	$ --	$ --	$ --	$ --	$ --	$ 67,855
Assets held in trading
accounts	370	--	--	--	--	--	--	370
Investment securities	12,107	7,163	12,252	29,254	43,192	142,589	198,288	444,845
Mortgage loans held for sale	19,349	--	--	--	--	--	--	19,349
Loans	347,648	263,373	130,405	262,987	177,864	129,017	14,134	1,325,428

Total earning assets	447,329	270,536	142,657	292,241	221,056	271,606	212,422	1,857,847

Interest bearing liabilities
Interest bearing transaction
and savings deposits	231,370	--	--	--	66,395	199,184	66,395	563,344
Time deposits	124,474	162,431	187,624	195,522	126,873	19,205	--	816,129
Short-term debt	87,840	10,500	--	--	--	--	--	98,340
Long-term debt	8,587	1,323	1,017	2,709	5,802	20,351	33,362	73,151

Total interest bearing
liabilities	452,271	174,254	188,641	198,231	199,070	238,740	99,757	1,550,964

Interest rate sensitivity Gap	$ (4,942)	96,282	$ (45,984)	$ 94,010	$ 21,986	$ 32,866	$112,665	$ 306,883

Cumulative interest rate
sensitivity Gap	$ (4,942)	91,340	$ 45,356	$139,366	$161,352	$194,218	$306,883
Cumulative rate sensitive asset
to rate sensitive liabilities	98.9%	114.6%	105.6%	113.8%	113.3%	113.4%	119.8%
Cumulative Gap as a % of
earning assets	-0.3%	4.9%	2.4%	7.5%	8.7%	10.5%	16.5%

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement is currently effective for the Company’s interim reporting period of September 30, 2003. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability. The Company’s trust preferred securities qualify as a liability classification under SFAS No. 150. Because the Company currently, as well as historically, classifies its trust preferred securities as long term debt, management does not anticipate that the adoption of SFAS No. 150 will have a material impact on the financial condition or operating results of the Company.

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

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Board of DirectorsSimmons
First National Corporation
Pine Bluff, Arkansas

        We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2003, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002 and changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
October 29, 2003

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

Identity(1)	Date of Sale	Number of Shares	Price(2)	Type of Transaction

1 Officer	July, 2003	600	7.91	Incentive Stock Option
3 Officers	July, 2003	3,600	10.25	Incentive Stock Option
1 Officer	July, 2003	400	10.56	Incentive Stock Option
3 Officers	July, 2003	3,600	12.83	Incentive Stock Option
2 Officers	July, 2003	2,800	16.87	Incentive Stock Option
1 Officer	August, 2003	600	7.79	Incentive Stock Option
1 Officer	August, 2003	600	10.25	Incentive Stock Option
1 Officer	August, 2003	1,200	12.83	Incentive Stock Option
1 Officer	September, 2003	6,000	9.66	Incentive Stock Option
2 Officers	September, 2003	1,500	10.25	Incentive Stock Option

Notes:

1.	The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans, which occurred at the same price during a calendar month.

2.	The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer.

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

b)     Reports on Form 8-K

        The registrant filed Form 8-K on July 18, 2003. The report contained the text of a press release issued by the registrant concerning the announcement of second quarter 2003 earnings.

        The registrant filed Form 8-K on July 28, 2003. The report contained the text of a press release issued by the registrant announcing a change in the ticker symbol from SFNCA to SFNC.

        The registrant filed Form 8-K on August 29, 2003. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

        The registrant filed Form 8-K on September 8, 2003. The report contained the text of a press release issued by the registrant concerning an agreement to acquire nine branches from Union Planters, N.A.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: October 30, 2003	/s/ J. Thomas May J. Thomas May, Chairman, President and Chief Executive Officer

Date: October 30, 2003	/s/ Barry L. Crow Barry L. Crow, Executive Vice President and Chief Financial Officer

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

Date: October 30, 2003

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

Date: October 30, 2003

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