Form 10-K
period 2003-12-31
SIMMONS FIRST NATIONAL CORP
filed 2004-02-26
CIK 90498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934 For the fiscal year ended: December 31, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-6253 SIMMONS FIRST NATIONAL CORPORATION (Exact name of registrant as specified in its charter)

Arkansas (State or other jurisdiction of incorporation or organization)	71-0407808 (I.R.S. employer identification No.)

501 Main Street, Pine Bluff, Arkansas (Address of principal executive offices)	71601 (Zip Code)

(870) 541-1000 (Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

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

Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock, par value $1.00 per share, held by non-affiliates on, February 10, 2004, was approximately $339,629,010.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   X     No

The number of shares outstanding of the Registrant’s Common Stock as of February 10, 2004 was 14,112,919.

Part III is incorporated by reference from the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on March 30, 2004.

Introduction

        This year, the Company has chosen to combine our Annual Report to Shareholders with our Form 10-K, which is a document that U.S. pubic companies file with the Securities and Exchange Commission every year. Many readers are familiar with “Part II” of the Form 10-K, as it contains the business information and financial statements that were included in the financial sections of our past Annual Reports. These portions include information about our business that the Company believes will be of interest to investors. The Company hopes investors will find it useful to have all of this information available in a single document.

        The Securities and Exchange Commission allows the Company to report information in the Form 10-K by “incorporated by reference” from another part of the Form 10-K, or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K.

        A more detailed table of contents for the entire Form 10-K follows:

FORM 10-K INDEX

PART I

ITEM 1.	BUSINESS

The Company and the Banks

        Simmons First National Corporation (the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956. The Gramm-Leach-Bliley-Act (“GLB Act”) has substantially increased the financial activities that certain banks, bank holding companies, insurance companies and securities brokerage companies are permitted to undertake. Under the GLB Act, expanded activities in insurance underwriting, insurance sales, securities brokerage and securities underwriting not previously allowed for banks and bank holding companies are now permitted upon satisfaction of certain guidelines concerning management, capitalization and satisfaction of the applicable Community Reinvestment Act guidelines for the banks. Generally these new activities are permitted for bank holding companies whose banking subsidiaries are well managed, well capitalized and have at least a satisfactory rating under the Community Reinvestment Act. A bank holding company must apply to become a financial holding company and the Board of Governors of the Federal Reserve System must approve its application.

        The Company’s application to become a financial holding company was approved by the Board of Governors on March 13, 2000. The Company has reviewed the new activities permitted under the Act. If the appropriate opportunity presents itself, the Company is interested in expanding into other financial services. During the year ended 2003, the Company organized a securities brokerage subsidiary. At December 31, 2003, the subsidiary was not capitalized. However, the Company plans to capitalize it during the first quarter of 2004.

        The Company was the largest publicly traded financial holding company headquartered in Arkansas with consolidated total assets of $2.2 billion, consolidated loans of $1.4 billion, consolidated deposits of $1.8 billion and total equity capital of $210 million as of December 31, 2003. The Company owns seven community banks in Arkansas. Upon the completion of recently announced acquisitions, the Company’s banking subsidiaries will conduct their operations through 79 offices, of which 77 are financial centers, located in 45 communities in Arkansas.

        Simmons First National Bank (the “Bank”) is the Company’s lead bank. The Bank is a national bank, which has been in operation since 1903. The Bank’s primary market area, with the exception of its nationally provided credit card product, is Central and Western Arkansas. At December 31, 2003, the Bank had total assets of $1.2 billion, total loans of $732 million and total deposits of $965 million. Simmons First Trust Company N.A., a wholly owned subsidiary of the Bank, performs the Company’s trust and fiduciary business operations.

        Simmons First Bank of Jonesboro (“Simmons/Jonesboro”) is a state bank, which was acquired in 1984. Simmons/Jonesboro’s primary market area is Northeast Arkansas. At December 31, 2003, Simmons/Jonesboro had total assets of $190 million, total loans of $156 million and total deposits of $168 million.

        Simmons First Bank of South Arkansas (“Simmons/South”) is a state bank, which was acquired in 1984. Simmons/South’s primary market area is Southeast Arkansas. At December 31, 2003, Simmons/South had total assets of $134 million, total loans of $73 million and total deposits of $121 million.

        Simmons First Bank of Northwest Arkansas (“Simmons/Northwest”) is a state bank, which was acquired in 1995. Simmons/Northwest’s primary market area is Northwest Arkansas. At December 31, 2003, Simmons/Northwest had total assets of $230 million, total loans of $161 million and total deposits of $199 million.

        Simmons First Bank of Russellville (“Simmons/Russellville”) is a state bank, which was acquired in 1997. Simmons/Russellville’s primary market area is Russellville, Arkansas. At December 31, 2003, Simmons/Russellville had total assets of $196 million, total loans of $125 million and total deposits of $148 million.

        Simmons First Bank of Searcy (“Simmons/Searcy”) is a state bank, which was acquired in 1997. Simmons/Searcy’s primary market area is Searcy, Arkansas. At December 31, 2003, Simmons/Searcy had total assets of $118 million, total loans of $79 million and total deposits of $92 million.

        Simmons First Bank of El Dorado, N.A. (“Simmons/El Dorado”) is a national bank, which was acquired in 1999. Simmons/El Dorado’s primary market area is South Central Arkansas. At December 31, 2003, Simmons/El Dorado had total assets of $193 million, total loans of $91 million and total deposits of $160 million.

        The Company’s subsidiaries provide complete banking services to individuals and businesses throughout the market areas they serve. Services include consumer (credit card, student and other consumer), real estate (construction, single family residential and other commercial) and commercial (commercial, agriculture and financial institutions) loans, checking, savings and time deposits, trust and investment management services, and securities and investment services.

Loan Risk Assessment

        As a part of the ongoing risk assessment, the Bank has a Loan Loss Reserve Committee that meets monthly to review the adequacy of the allowance for loan losses. The Committee reviews the status of past due, non-performing and other impaired loans on a loan-by-loan basis, including historical loan loss information, except for loans such as credit cards, 1-4 family owner occupied residential real estate loans and other consumer loans, which are collectively evaluated based on recent loss experience and current economic conditions. The allowance for loan losses is determined based upon the aforementioned factors and allocated to the individual loan categories. Also, an unallocated reserve is established to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. The Committee reviews their analysis with management and the Bank’s Board of Directors on a monthly basis.

        The Company has an independent loan review department. For the Bank, this department reviews the allowance for loan loss on a monthly basis, performs an independent loan analysis and prepares a detailed report on their analysis of the adequacy of the allowance for loan losses on a quarterly basis. This quarterly report is presented to the Bank’s Board of Directors.

        The Board of Directors of the other subsidiary banks review the adequacy of their allowance for loan losses on a monthly basis giving consideration to past due loans, non-performing loans, other impaired loans and current economic conditions. Monthly, the other subsidiary banks loan information is provided to the Company’s loan review department for their review. The loan review department prepares a detailed report of their analysis of the allowance for loan losses for each bank approximately twice a year. This report is then presented to the Company’s Audit and Security Committee. As a follow up, approximately twice a year, the loan review department performs an on-site detailed review of the loan files to verify the accuracy of information being provided on a monthly basis.

Growth Strategy

        The Company’s growth strategy is to focus on the State of Arkansas with a goal of a 10% statewide deposit market share. More specifically, the Company is interested in expansion by opening new financial centers or by acquisitions of financial centers with $200 million or more in total assets in growth or strategic markets. For example in 2004, the Company is planning additional branch locations in the Little Rock metropolitan area and will be completing the acquisition of Alliance Bancorporation, Inc. of Hot Springs, Arkansas with approximately $140 million in total assets. While new financial centers can be dilutive to earnings in the short-term, the Company believes they will reward shareholders in the intermediate and long-term. However, the Alliance acquisition is anticipated to be slightly EPS accretive during 2004.

        With an increased presence in Arkansas, ongoing investments in technology, and enhanced products and services, the Company is in position to meet the customer demands of the State of Arkansas.

Competition

        The activities engaged in by the Company and its subsidiaries are highly competitive. In all aspects of its business, the Company encounters intense competition from other banks, lending institutions, credit unions, savings and loan associations, brokerage firms, mortgage companies, industrial loan associations, finance companies, and several other financial and financial service institutions. The amount of competition among commercial banks and other financial institutions has increased significantly over the past few years since the deregulation of the banking industry. The Company’s subsidiary banks actively compete with other banks and financial institutions in their efforts to obtain deposits and make loans, in the scope and type of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of commercial banking.

        The Company’s banking subsidiaries are also in competition with major national and international retail banking establishments, brokerage firms and other financial institutions within and outside Arkansas. Competition with these financial institutions is expected to increase, especially with the increase in interstate banking.

Employees

        As of December 31, 2003, the Company and its subsidiaries had 1,042 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.

Executive Officers of the Company

        The following is a list of all executive officers of the Company. The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

J. Thomas May	57	Chairman, President and Chief Executive Officer	17
Barry L. Crow	60	Executive Vice President and Chief Financial Officer	33
Tommie K. Jones	56	Senior Vice President and Human Resources Director	29
Robert A. Fehlman	39	Senior Vice President and Controller	15
John L. Rush	69	Secretary	36

Board of Directors of the Company

The following is a list of the Board of Directors of the Company as of December 31, 2003, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

William E. Clark	Chairman and Chief Executive Officer
CDI Contractors, LLC
Lara F. Hutt, III	President
Hutt Building Material Company, Inc.
George A. Makris, Jr	President
M.K. Distributors, Inc.
J. Thomas May	Chairman, President and Chief Executive Officer
Simmons First National Corporation
David R. Perdue	Vice President
JDR, Inc.
Harry L. Ryburn, D.D.S	Orthodontist
Henry F. Trotter, Jr	President
Trotter Ford, Lincoln, Mercury, Toyota, KIA

        During the first quarter of 2004, the Company announced that Steven A. Cossé has joined the board of directors. Mr. Cossé is Senior Vice President and General Counsel of Murphy Oil Corporation.

SUPERVISION AND REGULATION

The Company

        The Company, as a bank holding company, is subject to both federal and state regulation. Under federal law, a bank holding company generally must obtain approval from the Board of Governors of the Federal Reserve System (“FRB”) before acquiring ownership or control of the assets or stock of a bank or a bank holding company. Prior to approval of any proposed acquisition, the FRB will review the effect on competition of the proposed acquisition, as well as other regulatory issues.

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

        As a financial holding company, the Company is required to file with the FRB an annual report and such additional information as may be required by law. From time to time, the FRB examines the financial condition of the Company and its subsidiaries. The FRB, through civil and criminal sanctions, is authorized to exercise enforcement powers over bank holding companies (including financial holding companies) and non-banking subsidiaries, to limit activities that represent unsafe or unsound practices or constitute violations of law.

        The Company is subject to certain laws and regulations of the State of Arkansas applicable to financial and bank holding companies, including examination and supervision by the Arkansas Bank Commissioner. Under Arkansas law, a financial or bank holding company is prohibited from owning more than one subsidiary bank, if any subsidiary bank owned by the holding company has been chartered for less than 5 years and, further, requires the approval of the Arkansas Bank Commissioner for any acquisition of more than 25% of the capital stock of any other bank located in Arkansas. No bank acquisition may be approved if, after such acquisition, the holding company would control, directly or indirectly, banks having 25% of the total bank deposits in the State of Arkansas, excluding deposits of other banks and public funds.

        Legislation enacted in 1994, allows bank holding companies (including financial holding companies) from any state to acquire banks located in any state without regard to state law, provided that the holding company (1) is adequately capitalized, (2) is adequately managed, (3) would not control more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in such state, and (4) such bank has been in existence at least five years if so required by the applicable state law.

Subsidiary Banks

        Simmons First National Bank, Simmons/El Dorado and Simmons First Trust Company N.A., as national banking associations, are subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States (“OCC”). Simmons/Jonesboro, Simmons/South and Simmons/Northwest, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation (“FDIC”) and the Arkansas State Bank Department. Simmons/Russellville and Simmons/Searcy, as state chartered member banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Reserve Board and the Arkansas State Bank Department. The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount, which may be lent to a single borrower.

        Prior to passage of the GLB Act in 1999, the subsidiary banks, with numerous exceptions, were subject to the application of the laws of the State of Arkansas, which included the limitation of the maximum permissible interest rate on loans. The Arkansas limitation for general loans was 5% over the Federal Reserve Discount Rate, with an additional maximum limitation of 17% per annum for consumer loans and credit sales. Certain loans secured by first liens on residential real estate and certain loans controlled by federal law (e.g., guaranteed student loans, SBA loans, etc.) were exempt from this limitation; however, a substantial portion of the loans made by the subsidiary banks, including all credit card loans, have historically been subject to this limitation. The GLB Act included a provision which would set the maximum interest rate on loans made in Arkansas, by banks with Arkansas as their home state, at the greater of the rate authorized by Arkansas law or the highest rate permitted by any of the out-of-state banks which maintain branches in Arkansas. An action was brought in the Western District of Arkansas, attacking the validity of the statute in 2000. Subsequently, the District Court issued a decision upholding the statute, and during October 2001, the Eighth Circuit Court of Appeals upheld the statute on appeal. Thus, in the fourth quarter of 2001, the Company began to implement the changes permitted by the GLB Act.

        All of the Company’s subsidiary banks are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per deposit relationship. For this protection, each bank pays a statutory assessment to the FDIC each year.

        Federal law substantially restricts transactions between banks and their affiliates. As a result, the Company’s subsidiary banks are limited in making extensions of credit to the Company, investing in the stock or other securities of the Company and engaging in other financial transactions with the Company. Those transactions, which are permitted, must generally be undertaken on terms at least as favorable to the bank, as those prevailing in comparable transactions with independent third parties.

Potential Enforcement Action for Bank Holding Companies and Banks

        Enforcement proceedings seeking civil or criminal sanctions may be instituted against any bank, any financial or bank holding company, any director, officer, employee or agent of the bank or holding company, that is believed by the federal banking agencies to be violating any administrative pronouncement or engaged in unsafe and unsound practices. In addition, the FDIC may terminate the insurance of accounts, upon determination that the insured institution has engaged in certain wrongful conduct, or is in an unsound condition to continue operations.

Risk-Weighted Capital Requirements for the Company and the Banks

        Since 1993, banking organizations (including financial holding companies, bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. A well-capitalized institution is one that has at least a 10% “total risk-based capital” ratio. For a tabular summary of the Company’s risk-weighted capital ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” and Note 19 of the Notes to Consolidated Financial Statements.

        A banking organization’s qualifying total capital consists of two components: Tier 1 Capital (core capital) and Tier 2 Capital (supplementary capital). Tier 1 Capital is an amount equal to the sum of common shareholders’ equity, hybrid capital instruments (instruments with characteristics of debt and equity), in an amount up to 25% of Tier 1 Capital, certain preferred stock and the minority interest in the equity accounts of consolidated subsidiaries. For bank holding companies and financial holding companies, goodwill may not be included in Tier 1 Capital. Identifiable intangible assets may be included in Tier 1 Capital for banking organizations, in accordance with certain further requirements. At least 50% of the banking organization’s total regulatory capital must consist of Tier 1 Capital.

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

Federal Deposit Insurance Corporation Improvement Act

        The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), enacted in 1991, requires the FDIC to increase assessment rates for insured banks and authorizes one or more “special assessments”, as necessary for the repayment of funds borrowed by the FDIC or any other necessary purpose. As directed in FDICIA, the FDIC has adopted a transitional risk-based assessment system, under which the assessment rate for insured banks will vary, according to the level of risk incurred in the bank’s activities. The risk category and risk-based assessment for a bank is determined from its classification, pursuant to the regulation, as well capitalized, adequately capitalized or undercapitalized.

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

        The federal banking agencies are required by FDICIA to prescribe standards for banks and bank holding companies (including financial holding companies), relating to operations and management, asset quality, earnings, stock valuation and compensation. A bank or bank holding company that fails to comply with such standards will be required to submit a plan designed to achieve compliance. If no plan is submitted or the plan is not implemented, the bank or holding company would become subject to additional regulatory action or enforcement proceedings.

        A variety of other provisions included in FDICIA may affect the operations of the Company and the subsidiary banks, including new reporting requirements, revised regulatory standards for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

Securities and Exchange Commission Filings

        The Company maintains an Internet website at www.simmonsfirst.com. On this website under the section, investor relation — documents, the Company makes the filings with the Securities and Exchange Commission available free of charge.

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

        The Company and its subsidiaries own or lease additional offices throughout the State of Arkansas. As of December 31, 2003, the Company’s seven banks are conducting financial operations from 73 offices, of which 71 are financial centers, in 43 communities throughout Arkansas.

ITEM 3.	LEGAL PROCEEDINGS

        The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries. However, on October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. Management is currently conducting an internal review of the facts and circumstances surrounding this matter and has filed a Motion to Dismiss. At this time, no basis for any material liability has been identified. The banks plan to vigorously defend the claims asserted in the suit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report. 6

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company’s common stock trades on The Nasdaq Stock Market® in the National Market System under the symbol “SFNC”. The following table sets forth, for all the periods indicated, cash dividends paid, and the high and low closing bid prices for the Company’s common stock, adjusted to reflect the effect of the two for one stock split on May 1, 2003.

	Price Per Common Share		Quarterly Dividends Per Common
	High	Low	Share

2003
1st quarter	$18.45	$17.06	$0.125
2nd quarter	21.50	18.13	0.130
3rd quarter	26.31	20.90	0.130
4th quarter	28.90	23.95	0.140

2002
1st quarter	$16.53	$15.64	$0.115
2nd quarter	21.30	16.25	0.120
3rd quarter	20.57	16.95	0.120
4th quarter	19.22	17.20	0.125

        At December 31, 2003, the Common Stock was held of record by approximately 1,389 stockholders. On February 10, 2004, the last sale price for the Common Stock as reported by The Nasdaq Stock Market® was $28.25 per share.

        The Company’s policy is to declare regular quarterly dividends based upon the Company’s earnings, financial position, capital requirements and such other factors deemed relevant by the Board of Directors. This dividend policy is subject to change, however, and the payment of dividends by the Company is necessarily dependent upon the availability of earnings and the Company’s financial condition in the future. The payment of dividends on the Common Stock is also subject to regulatory capital requirements.

        The Company’s principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank and Simmons/El Dorado in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Northwest, Simmons/South, Simmons/Russellville and Simmons/Searcy regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2003, approximately $16 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see “Quantitative and Qualitative Disclosures About Market Risk — Liquidity and Market Risk Management,” and Note 19 of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

        The following transactions are sales of unregistered shares of Class A Common Stock of the registrant, for the fourth quarter of 2003, which were issued to executive and senior management officers upon the exercise of rights granted under one of the Company’s stock option plans. No underwriters were involved and no underwriter’s discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash and/or exchanged shares of the Company’s Class A Common Stock as the consideration for the transactions.

Identity	Date of Sale	Number of Shares	Price(1)	Type of Transaction

2 Officers	October, 2003	1,700	12.8333	Incentive Stock Option
2 Officers	November, 2003	1,500	10.2500	Incentive Stock Option
9 Officers	November, 2003	7,000	12.8333	Incentive Stock Option
1 Officer	December, 2003	200	7.9166	Incentive Stock Option
3 Officers	December, 2003	1,500	10.2500	Incentive Stock Option
1 Officer	December, 2003	200	10.5625	Incentive Stock Option
1 Officer	December, 2003	6,000	12.1250	Incentive Stock Option
1 Officer	December, 2003	400	12.2187	Incentive Stock Option
1 Officer	December, 2003	2,400	12.8333	Incentive Stock Option
3 Officers	December, 2003	1,500	16.0000	Incentive Stock Option
1 Officer	December, 2003	400	22.6250	Incentive Stock Option

Notes:

1.	The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer. The price paid and number of shares issued have been adjusted to reflect the effect of the 50% stock dividend paid on December 6, 1996 and the two for one stock split on May 1, 2003.

Forward Looking Statements

        Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, allowance for loan losses, the effect of certain new accounting standards on the Company’s financial statements, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of pending litigation, acquisition strategy, legal and regulatory limitations and compliance and competition.

        We caution the reader not to place undue reliance on the forward-looking statements contained in this Report in that actual results could differ materially from those indicated in such forward-looking statements, due to a variety of factors. These factors include, but are not limited to, changes in the Company’s operating or expansion strategy, availability of and costs associated with obtaining adequate and timely sources of liquidity, the ability to maintain credit quality, possible adverse rulings, judgments, settlements and other outcomes of pending litigation, the ability of the Company to collect amounts due under loan agreements, changes in consumer preferences, effectiveness of the Company’s interest rate risk management strategies, laws and regulations affecting financial institutions in general or relating to taxes, the effect of pending or future legislation, the ability of the Company to repurchase its common stock on favorable terms and other risk factors. Other relevant risk factors may be detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

ITEM 6:	SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 were derived from consolidated financial statements of the Company, which were audited by BKD, LLP. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively to reflect the effects of the May 1, 2003, two for one stock split for shareholders of record as of April 18, 2003. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31 (1)
(In thousands, except per share data)	2003	2002	2001	2000	1999

Income statement data:
Net interest income	$77,870	$75,708	$67,405	$67,061	$64,731
Provision for loan losses	8,786	10,223	9,958	7,531	6,551
Net interest income after provision
for loan losses	69,084	65,485	57,447	59,530	58,180
Non-interest income	38,717	35,303	33,569	30,355	28,277
Non-interest expense	73,117	69,013	68,130	62,556	61,929
Provision for income taxes	10,894	9,697	6,358	8,460	7,360
Net income	23,790	22,078	16,528	18,869	17,168

Per share data:
Basic earnings	1.69	1.56	1.16	1.30	1.18
Diluted earnings	1.65	1.54	1.15	1.29	1.17
Book value	14.89	13.97	12.87	12.07	10.89
Dividends	0.53	0.48	0.44	0.40	0.36

Balance sheet data at period end:
Assets	2,235,778	1,977,579	2,016,918	1,912,493	1,697,430
Loans	1,418,314	1,257,305	1,258,784	1,294,710	1,113,635
Allowance for loan losses	25,347	21,948	20,496	21,157	17,085
Deposits	1,803,468	1,619,196	1,686,404	1,605,586	1,410,633
Long-term debt	100,916	54,282	42,150	41,681	46,219
Stockholders’ equity	209,995	197,605	182,363	173,343	159,371

Capital ratios at period end:
Stockholders’ equity to
total assets	9.39%	9.99%	9.04%	9.06%	9.39%
Leverage (2)	9.89%	9.29%	8.26%	8.41%	9.10%
Tier 1	14.12%	14.02%	12.76%	11.97%	13.67%
Total risk-based	15.40%	15.30%	14.04%	13.26%	14.96%

Selected ratios:
Return on average assets	1.18%	1.12%	0.84%	1.05%	1.02%
Return on average equity	11.57%	11.56%	9.23%	11.33%	10.92%
Net interest margin (3)	4.34%	4.37%	3.92%	4.24%	4.41%
Allowance/nonperforming loans	219.13%	179.07%	137.12%	192.97%	167.37%
Allowance for loan losses as a
percentage of period-end loans	1.79%	1.75%	1.63%	1.63%	1.53%
Nonperforming loans as a percentage
of period-end loans	0.82%	0.97%	1.19%	0.85%	0.92%
Net charge-offs as a percentage
of average total assets	0.41%	0.46%	0.54%	0.34%	0.37%
Dividend payout	31.14%	30.75%	37.76%	30.85%	31.26%

(1) The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.

(2) Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investments.

(3) Fully taxable equivalent (assuming an effective income tax rate of 37.5%).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2003 Overview

        Simmons First National Corporation recorded record earnings of $23,790,000, or $1.65 diluted earnings per share for the twelve-month period ended December 31, 2003. These earnings reflect an increase of $1,712,000, or $0.11 per share from the December 31, 2002 earnings of $22,078,000, or $1.54 diluted earnings per share. The increase in earnings over last year is primarily attributable to the increased volume in the Company’s mortgage banking operation, a nonrecurring gain on the sale of mortgage servicing, growth in the loan portfolio, and a lower provision for loan losses, which correlates to the improved asset quality ratios. The Company’s return on average assets and return on average stockholders’ equity for the year ended December 31, 2003, was 1.18% and 11.57%, compared to 1.12% and 11.56%, respectively, for the year ended 2002.

        At December 31, 2003, the Company’s loan portfolio totaled $1.418 billion, which is a $161.0 million, or a 12.8%, increase from the same period last year. This increase is due partially to the recently completed acquisition of nine branches in North Central and Northeast Arkansas during the fourth quarter of 2003, which included $98.9 million in loans. The additional growth was attributable to increased loan demand the Company experienced in its construction and commercial real estate loan portfolios.

        As of December 2003, asset quality remained strong with non-performing loans lower by $690,000 from the same period last year. Non-performing loans to total loans improved to 0.82% from 0.97% from the same period last year, and the allowance for loan losses improved to 219% of non-performing loans, compared to 179% from the same period last year. At year-end, the allowance for loan losses equaled 1.79% of total loans, which is an improvement of 4 basis points from the 1.75% reflected at year-end 2002.

        Total assets for the Company at December 31, 2003, were $2.236 billion, an increase of $258.2 million, or 13.1%, over the same figure at December 31, 2002. Stockholders’ equity at December 31, 2003, was $210.0 million, a $12.4 million, or 6.3%, increase from December 31, 2002.

        Upon completion of the recently announced acquisitions, Simmons First National Corporation, a financial holding company, will have assets of approximately $2.4 billion, with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado, and Hot Springs, Arkansas. The Company’s eight banks will conduct financial operations from 79 offices, of which 77 are financial centers, in 45 communities.

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

Acquisitions

        On October 8, 2003, the Company announced the execution of a definitive agreement under the terms of which, Alliance Bancorporation, Inc. (ABI) will be merged into Simmons First National Corporation. ABI owns Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets of approximately $140 million. The transaction is expected to close during the first quarter of 2004. After the merger, Alliance will continue to operate as a separate community bank with the same board of directors, management and staff.

        On November 21, 2003, the Company completed the purchase of nine financial centers from Union Planters Bank, N.A. Six locations in North Central Arkansas include Clinton, Marshall, Mountain View, Fairfield Bay, Leslie and Bee Branch. Three locations in Northeast Arkansas communities include Hardy, Cherokee Village and Mammoth Spring. The nine locations have combined deposits of $130 million with acquired assets of $119 million including selected loans, premises, cash and other assets. As a result of this transaction, the Company recorded additional goodwill and core deposits of $12,282,000 and $4,817,000, respectively

        On July 19, 2002, the Company expanded its coverage in South Arkansas with the purchase of the Monticello location from HEARTLAND Community Bank. Simmons First Bank of South Arkansas, a wholly owned subsidiary of the Company, acquired the Monticello office. As of July 19, 2002, the new location had total loans of $8 million and total deposits of $13 million. As a result of this transaction, the Company recorded additional goodwill and core deposits of $1,058,000 and $217,000, respectively.

Sale of Mortgage Servicing

        During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share. On June 30, 1998, the Company sold its $1.2 billion residential mortgage-servicing portfolio. As a result of this sale, the Company established a reserve for potential liabilities due to certain representations and warranties made on the sale date. The time period for making claims under the terms of the mortgage servicing sale’s representations and warranties expired on June 30, 2003. Thus, the Company reversed this remaining reserve in the second quarter of 2003, which is reflected in the $771,000 pre-tax gain on sale of mortgage servicing. Excluding this nonrecurring gain, the Company would have reported $1.62 diluted earnings per share for the year ended December 31, 2003.

Net Interest Income

        Net interest income, the Company’s principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 37.50%.

        Throughout 2001, the Federal Reserve Bank steadily decreased the Federal Funds rate by a total of 475 basis points to 1.75% in an effort to stimulate economic growth. In 2002, the Federal Reserve continued to decrease the Federal Funds rate from 1.75% at the end of 2001 to 1.25% at the end of 2002. This decline has continued in 2003, with another 25 basis point decrease, bringing the Federal Funds rate to 1.00% at December 31, 2003. This declining rate environment contributed to the decline in interest income. This decline was more than offset by a decline in interest expense, driven by the low interest rate environment, which resulted in growth in net interest income.

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

        For the year ended December 31, 2003, net interest income on a fully taxable equivalent basis was $81.0 million, an increase of $2.0 million, or 2.5%, from the same period in 2002. The increase in net interest income was the result of an $8.7 million decrease in interest income and a $10.7 million decrease in interest expense. As a result, the net interest margin decreased 3 basis points to 4.34% for the year ended December 31, 2003, when compared to 4.37% for 2002.

        The $8.7 million decrease in interest income for the year ended December 31, 2003, primarily is the result of a 67 basis point decrease in the yield earned on earning assets associated with the lower interest rate environment. The lower interest rates resulted in a $12.4 million decrease in interest income. More specifically, $9.1 million of the decrease is associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate earned on the loan portfolio decreased 71 basis points from 7.62% to 6.91%. Offsetting the decline in interest rates for 2003 was growth in the Company’s loans portfolio. The loan growth contributed $3.5 million of additional interest income for 2003 versus 2002.

        The $10.7 million decrease in interest expense for the year ended December 31, 2003, primarily is the result of a 73 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment. More specifically, $8.1 million of the decrease is associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits maturing during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate paid on time deposits decreased 98 basis points from 3.43% to 2.45%.

        For the year ended December 31, 2002, net interest income on a fully taxable equivalent basis was $79.0 million, an increase of $8.4 million, or 12.0%, from the same period in 2001. The increase in net interest income was the result of a $19.6 million decrease in fully taxable equivalent interest income and a $28.0 million decrease in interest expense. The decrease in interest income was the result of a lower yield earned on earning assets. The decrease in interest expense was the result of a lower cost of funds. The net interest margin improved 45 basis points to 4.37% for the year ended December 31, 2002, when compared to 3.92% for the same period in 2001. The year ended 2002 represents the first full year that the Company was able to fully utilize the changes in the Arkansas usury law made possible through the Gramm-Leach-Bliley Act, which was upheld by the Eighth Circuit Court of Appeals in October 2001. This ability to reprice the loan portfolio, coupled with the ongoing repricing of the deposit base that was driven by the Federal Reserve’s lowering of interest rates, enabled the Company to achieve considerable improvement in both net interest income and net interest margin.

        Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2003, 2002 and 2001, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2003 versus 2002 and 2002 versus 2001.

Table 1:	Analysis of Net Interest Income

(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2003	2002	2001

Interest income	$107,607	$116,142	$135,868
FTE adjustment	3,112	3,325	3,183

Interest income - FTE	110,719	119,467	139,051
Interest expense	29,737	40,434	68,463

Net interest income - FTE	$80,982	$79,033	$70,588

Yield on earning assets - FTE	5.94%	6.61%	7.72%

Cost of interest bearing liabilities	1.91%	2.64%	4.41%

Net interest spread - FTE	4.03%	3.97%	3.31%

Net interest margin - FTE	4.34%	4.37%	3.92%

Table 2:	Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2003 vs. 2002	2002 vs. 2001

Increase (decrease) due to change in earning assets	$3,655	$(1,325)
Decrease due to change in earning asset yields	(12,403)	(18,259)
Increase due to change in interest rates paid on
interest bearing liabilities	11,298	25,010
(Decrease) increase due to change in interest bearing liabilities	(601)	3,019

Increase in net interest income	$1,949	$8,445

        Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2003. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:	Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2003			2002			2001
(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS

Earning Assets
Interest bearing balances
due from banks	$51,325	$494	0.96	$41,314	$650	1.57	$44,238	$1,472	3.33
Federal funds sold	63,642	652	1.02	65,199	996	1.53	52,742	1,877	3.56
Investment securities - taxable	311,722	10,958	3.52	311,476	13,094	4.20	271,864	15,053	5.54
Investment securities - non-taxable	115,416	7,641	6.62	119,388	8,310	6.96	121,068	8,591	7.10
Mortgage loans held for sale	22,692	1,220	5.38	16,560	1,007	6.08	18,486	1,143	6.18
Assets held in trading accounts	1,146	37	3.23	1,784	88	4.93	786	38	4.83
Loans	1,298,127	89,717	6.91	1,251,072	95,322	7.62	1,291,808	110,877	8.58

Total interest earning assets	1,864,070	110,719	5.94	1,806,793	119,467	6.61	1,800,992	139,051	7.72

Non-earning assets	157,469			156,551			158,956

Total assets	$2,021,539			$1,963,344			$1,959,948

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings deposits	$579,618	$4,594	0.79	$540,454	$6,304	1.17	$470,708	$10,008	2.13
Time deposits	813,973	19,921	2.45	859,542	29,503	3.43	948,172	51,948	5.48

Total interest bearing deposits	1,393,591	24,515	1.76	1,399,996	35,807	2.56	1,418,880	61,956	4.37

Federal funds purchased and
securities sold under agreement
to repurchase	87,847	941	1.07	78,518	1,198	1.53	82,371	2,874	3.49
Other borrowed funds
Short-term debt	5,489	89	1.62	5,435	110	2.02	7,413	333	4.49
Long-term debt	72,211	4,192	5.81	47,117	3,319	7.04	42,275	3,300	7.81

Total interest bearing liabilities	1,559,138	29,737	1.91	1,531,066	40,434	2.64	1,550,939	68,463	4.41

Non-interest bearing liabilities
Non-interest bearing deposits	242,902			226,128			211,052
Other liabilities	13,816			15,203			18,848

Total liabilities	1,815,856			1,772,397			1,780,839
Stockholders’ equity	205,683			190,947			179,109

Total liabilities and
stockholders’ equity	$2,021,539			$1,963,344			$1,959,948

Net interest spread			4.03			3.97			3.31
Net interest margin		$80,982	4.34		$79,033	4.37		$70,588	3.92

        Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 2003 and 2002, as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:	Volume/Rate Analysis

	Years Ended December 31
	2003 over 2002			2002 over 2001
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$134	$(290)	$(156)	$(91)	$(731)	$(822)
Federal funds sold	(23)	(321)	(344)	369	(1,250)	(881)
Investment securities - taxable	10	(2,146)	(2,136)	1,994	(3,953)	(1,959)
Investment securities - non-taxable	(270)	(399)	(669)	(118)	(163)	(281)
Mortgage loans held for sale	340	(127)	213	(117)	(19)	(136)
Assets held in trading accounts	(25)	(26)	(51)	49	1	50
Loans	3,489	(9,094)	(5,605)	(3,411)	(12,144)	(15,555)

Total	3,655	(12,403)	(8,748)	(1,325)	(18,259)	(19,584)

Interest expense
Interest bearing transaction and
savings deposits	430	(2,140)	(1,710)	1,318	(5,022)	(3,704)
Time deposits	(1,494)	(8,088)	(9,582)	(4,493)	(17,952)	(22,445)
Federal funds purchased
and securities sold under
agreements to repurchase	130	(387)	(257)	(129)	(1,547)	(1,676)
Other borrowed funds
Short-term debt	1	(22)	(21)	(73)	(150)	(223)
Long-term debt	1,534	(661)	873	358	(339)	19

Total	601	(11,298)	(10,697)	(3,019)	(25,010)	(28,029)

Increase (decrease) in
net interest income	$3,054	$(1,105)	$1,949	$1,694	$6,751	$8,445

Provision for Loan Losses

        The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for 2003, 2002 and 2001 was $8.8, $10.2 and $10.0 million, respectively. The decrease in the provision for loan losses for 2003 reflects the improvement in the Company’s asset quality ratios from 2002. On a historical note, during the reporting year ended 2001, the Company experienced an increase in classified assets at one community bank subsidiary. Thus, the Company increased the provision for loan losses at that subsidiary during the year ended 2001. While the Company’s asset quality improved during 2002, there continued to be significant uncertainties in the United States economy and concerns over the downturn in the catfish industry that affects one of the Company’s community banks. For that reason, management continued with an increased level of provision during 2002.

Non-Interest Income

        Total non-interest income was $38.7 million in 2003, compared to $35.3 million in 2002 and $33.6 million in 2001. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits. Refer to the Sale of Mortgage Servicing discussion for additional information regarding the Company’s nonrecurring gain.

        Table 5 shows non-interest income for the years ended December 31, 2003, 2002 and 2001, respectively, as well as changes in 2003 from 2002 and in 2002 from 2001.

Table 5:	Non-Interest Income

	Years Ended December 31			2003 Change from		2002 Change from
(In thousands)	2003	2002	2001	2002		2001

Trust income	$5,487	$5,258	$5,409	$229	4.36%	$(151)	-2.79%
Service charges on deposit accounts	10,589	10,084	8,951	505	5.01	1,133	12.66
Other service charges and fees	1,508	1,450	1,588	58	4.00	(138)	-8.69
Income on sale of mortgage loans,
net of commissions	4,931	3,792	3,148	1,139	30.04	644	20.46
Income on investment banking,
net of commissions	1,887	1,087	957	800	73.60	130	13.58
Credit card fees	9,782	10,161	10,485	(379)	-3.73	(324)	-3.09
Other income	3,776	3,481	3,020	295	8.47	461	15.26
Gain on sale of mortgage servicing	771	—	—	771	100.00
(Loss) gain on sale of securities, net	(14)	(10)	11	(4)	40.00	(21)	-190.9	1

Total non-interest income	$38,717	$35,303	$33,569	$3,414	9.67%	$1,734	5.17%

        Recurring fee income for 2003 was $27.4 million, an increase of $413,000, or 1.5%, when compared with the 2002 figures. This increase was attributable to the growth in trust fees and service charges on deposit accounts offset by the decease in credit card fees. The increase in trust fees is the result of general improvement in market conditions. The increase in service charges was primarily the result of growth in transaction accounts. The decrease in credit card fees was the result of a decline in the number of cardholders in the credit card portfolio, due to continuing competitive pressure in the credit card industry.

        Recurring fee income for 2002 was $27.0 million, an increase of $520,000, or 2.0%, when compared with the 2001 figures. This increase was attributable to the growth in service charges on deposit accounts offset by the decease in trust fees and credit card fees. The increase in service charges on deposit accounts for 2002 is the result of an improved fee structure. The decrease in trust fees was primarily the result of lower market valuations in the managed assets of the Trust Company, which was driven by the downturn in the market conditions in the United States. The decrease in credit card fees is the result of increased competitive pressures for that product, which has resulted in a decline of the Company’s credit card portfolio.

        During the years ended December 31, 2003 and 2002, combined income on the sale of mortgage loans and income on investment banking increased $1,939,000 and $774,000, respectively, from the years ended in 2002 and 2001. The increases were the result of a higher volume for those products during 2003 and 2002. The lower interest rate environment during 2003 and 2002 primarily drove the volume increases.

        The Company records several items in other income. The primary increase in other income was from an increase of the premiums received on the sale of student loans that moved into repayment status.

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

        Non-interest expense for 2003 was $73.1million, an increase of $4.1 million or 5.9%, from 2002. The increase in non-interest expense during 2003, compared to 2002 is primarily attributed to the increase in salary and employee benefits combined with the increase in credit card expenses. The salary and employee benefits increase is associated with normal salary adjustments and the increased cost of health insurance. The credit card expense increase was primarily attributable the Company’s airline miles reward program. The current year ended was the Company’s third year in this program, which is typically the time frame when cardholders have accumulated enough miles to begin exercising their accrued miles. Based on continuing analysis of projected air miles usage, the Company increased the estimated liability associated with this program by $530,000 in 2003, of which $498,000 was accrued during the fourth quarter of 2003.

        Non-interest expense for 2002 was $69.0 million, an increase of $883,000 or 1.3%, from 2001. The relatively flat non-interest expense is primarily due to the increase in salary and employee benefits offset by the decrease in the amortization of goodwill and other intangibles. The salary and employee benefits increase is associated with normal salary adjustments, increased cost of health insurance, the opening of a new downtown financial center in Little Rock, during 2001, and a change in the Company’s vacation policy. The vacation policy change created a special non-cash expense of $189,000 during the first quarter of 2002. The decrease in the amortization of intangibles was due to the Company adopting the Financial Accounting Standards Board SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. The new rule eliminated most of the Company’s amortization for 2002.

        Core deposit amortization expense recorded for the years ended December 31, 2003, 2002 and 2001, was $172,000, $78,000 and $101,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2004 — $688,000; 2005 — $687,000; 2006 — $684,000; 2007 — $672,000: and 2008 — $661,000, which does not include the additional amortization from the announced acquisition of ABI. The Company will be conducting an ABI core deposit study to determine the appropriate level of core deposit intangibles. Management expects those figures to be available after the completion of the ABI acquisition.

        Table 6 below shows non-interest expense for the years ended December 31, 2003, 2002 and 2001, respectively, as well as changes in 2003 from 2002 and in 2002 from 2001.

Table 6:	Non-Interest Expense

	Years Ended December 31			2003 Change from		2002 Change from
(In thousands)	2003	2002	2001	2002		2001

Salaries and employee benefits	$42,979	$40,039	$36,218	$2,940	7.34%	$3,821	10.55%
Occupancy expense, net	5,080	4,747	4,610	333	7.01	137	2.97
Furniture and equipment expense	5,195	5,434	5,251	(239)	-4.40	183	3.49
Loss on foreclosed assets	269	177	366	92	51.98	(189)	-51.64
Other operating expenses
Professional services	1,999	1,877	1,759	122	6.50	118	6.71
Postage	2,024	1,881	2,016	143	7.60	(135)	-6.70
Telephone	1,498	1,542	1,530	(44)	-2.85	12	0.78
Credit card expenses	2,679	1,933	1,808	746	38.59	125	6.91
Operating supplies	1,488	1,385	1,632	103	7.44	(247)	-15.13
FDIC insurance	273	296	306	(23)	-7.77	(10)	-3.27
Amortization of goodwill and
core deposits	172	78	3,024	94	120.51	(2,946)	-97.42
Other expense	9,461	9,624	9,610	(163)	-1.69	14	0.15

Total non-interest expense	$73,117	$69,013	$68,130	$4,104	5.95%	$883	1.30%

Income Taxes

        The provision for income taxes for 2003 was $10.9 million, compared to $9.7 million in 2002 and $6.4 million in 2001. The effective income tax rates for the years ended 2003, 2002 and 2001 were 31.4%, 30.5% and 27.8%, respectively.

Loan Portfolio

        The Company’s loan portfolio averaged $1.298 billion during 2003 and $1.251 billion during 2002. As of December 31, 2003, total loans were $1.418 billion, compared to $1.257 billion on December 31, 2002. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

        Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $395.2 million at December 31, 2003, or 27.9% of total loans, compared to $417.4 million, or 33.2% of total loans at December 31, 2002. The consumer loan decrease from 2002 to 2003 is the result of a decline in credit cards and indirect lending, which was partially offset by an increase in student loans. The consumer market, particularly credit card and indirect lending, continues to be one of the Company’s greatest challenges. The credit card portfolio continued its decline as the result of an on-going decrease in the number of cardholder accounts, due to competitive pressure in the credit card industry. The decline in the indirect consumer loan portfolio was the result of the on-going special finance incentives from car manufacturers and the impact of Arkansas’s usury law on indirect lending. The increase in student loans was a result of greater demand for that product.

        Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $782.0 million at December 31, 2003, or 55.1% of total loans, compared to $614.4 million, or 48.9% of total loans at December 31, 2002. The real estate loan increase is the result of the acquisition of nine financial centers during the fourth quarter of 2003 combined with an improved demand for real estate loans.

        Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $225.9 million at December 31, 2003, or 15.9% of total loans, compared to the $209.8 million, or 16.7% of total loans at December 31, 2002. The commercial loan increase is primarily the result of the acquisition of nine financial centers during the fourth quarter of 2003.

        The amounts of loans outstanding at the indicated dates are reflected in table 7, according to type of loan.

Table 7:	Loan Portfolio

	Years Ended December 31
(In thousands)	2003	2002	2001	2000	1999

Consumer
Credit cards	$165,919	$180,439	$196,710	$197,567	$187,242
Student loans	86,301	83,890	74,860	67,145	66,739
Other consumer	142,995	153,103	179,138	192,595	181,380
Real Estate
Construction	111,567	90,736	83,628	69,169	53,925
Single family residential	261,936	233,193	224,122	244,377	202,886
Other commercial	408,452	290,469	263,539	287,170	240,259
Commercial
Commercial	162,122	144,678	153,617	161,134	137,827
Agricultural	57,393	58,585	60,794	57,164	35,337
Financial institutions	6,370	6,504	5,861	2,339	3,165
Other	15,259	15,708	16,515	16,050	4,875

Total loans	$1,418,314	$1,257,305	$1,258,784	$1,294,710	$1,113,635

Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2003.

Table 8:	Maturity and Interest Rate Sensitivity of Loans

(In thousands)	1 year or less	Over 1 year through 5 years	Over 5 years	Total

Consumer	$340,155	$54,975	$85	$395,215
Real estate	538,990	230,212	12,753	781,955
Commercial	175,480	47,227	3,178	225,885
Other	7,339	6,086	1,834	15,259

Total	$1,061,964	$338,500	$17,850	$1,418,314

Predetermined rate	$577,405	$331,726	$14,848	$923,979
Floating rate	484,559	6,774	3,002	494,335

Total	$1,061,964	$338,500	$17,850	$1,418,314

21

Asset Quality

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

        Table 9 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.

Table 9:	Non-performing Assets

	Years Ended December 31
(In thousands)	2003	2002	2001	2000	1999

Nonaccrual loans	$10,049	$10,443	$11,956	$8,212	$7,666
Loans past due 90 days or more
(principal or interest payments)	1,518	1,814	2,991	2,752	2,542
Restructured	—	—	—	—	—

Total non-performing loans	11,567	12,257	14,947	10,964	10,208

Other non-performing assets
Foreclosed assets held for sale	2,979	2,705	1,084	1,104	747
Other non-performing assets	393	426	631	196	56

Total other non-performing assets	3,372	3,131	1,715	1,300	803

Total non-performing assets	$14,939	$15,388	$16,662	$12,264	$11,011

Allowance for loan losses to
non-performing loans	219.13%	179.07%	137.12%	192.97%	167.37%
Non-performing loans to total loans	0.82%	0.97%	1.19%	0.85%	0.92%
Non-performing assets to total assets	0.67%	0.78%	0.83%	0.64%	0.65%

        Approximately $694,000, $796,000 and $1,026,000 of interest income would have been recorded for the periods ended December 31, 2003, 2002 and 2001, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2003, 2002 and 2001.

        A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and nonaccrual loans) and certain other loans identified by management that are still performing.

        At December 31, 2003, impaired loans were $19.0 million compared to $14.6 million in 2002. The increase in impaired loans from December 31, 2002, primarily relates to the increase of borrowers that are still performing, but for which management has internally identified as impaired. This increase is the result of three borrowers that was internally classified by management as substandard, which offset the removal of one agricultural credit during the year. Furthermore, management has evaluated the underlying collateral on these commercial real estate credits and has allocated specific reserves to cover potential losses. Also, management has evaluated the underlying collateral on the remaining impaired loans and has allocated specific reserves in order to absorb potential losses if the collateral were ultimately foreclosed.

        In conclusion, at this time, management does not view the downgrading of these particular credits as a trend in the Company’s overall portfolio. Thus, while impaired loans did increase from year-end, the Company views asset quality ratios as improved when compared to the same period last year.

Allowance for Loan Losses

Overview

        The Company maintains an allowance for loan losses. This allowance is created through charges to income and maintained at a sufficient level to absorb expected losses in the Company’s loan portfolio. The allowance for loan losses is determined monthly based on management’s assessment of several factors such as 1) historical loss experience based on volumes and types, 2) reviews or evaluations of the loan portfolio and allowance for loan losses, 3) trends in volume, maturity and composition, 4) off balance sheet credit risk, 5) volume and trends in delinquencies and non-accruals, 6) lending policies and procedures including those for loan losses, collections and recoveries, 7) national and local economic trends and conditions, 8) concentrations of credit that might affect loss experience across one or more components of the loan portfolio, 9) the experience, ability and depth of lending management and staff and 10) other factors and trends, which will affect specific loans and categories of loans.

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

        An analysis of the allowance for loan losses for the last five years is shown in table 10.

Table 10:	Allowance for Loan Losses

(In thousands)	2003	2002	2001	2000	1999

Balance, beginning of year	$21,948	$20,496	$21,157	$17,085	$16,812

Loans charged off
Credit card	4,705	4,703	4,431	3,384	3,156
Other consumer	1,987	2,320	3,063	2,349	2,419
Real estate	1,504	1,813	1,378	606	621
Commercial	2,674	2,310	3,476	1,410	1,498

Total loans charged off	10,870	11,146	12,348	7,749	7,694

Recoveries of loans previously charged off
Credit card	670	640	515	468	444
Other consumer	644	677	668	800	588
Real estate	218	253	146	92	231
Commercial	987	558	400	325	153

Total recoveries	2,519	2,128	1,729	1,685	1,416

Net loans charged off	8,351	9,018	10,619	6,064	6,278
Allowance for loan losses of
acquired institutions	2,964	247	—	2,605	—
Provision for loan losses	8,786	10,223	9,958	7,531	6,551

Balance, end of year	$25,347	$21,948	$20,496	$21,157	$17,085

Net charge-offs to average loans	0.64%	0.72%	0.82%	0.51%	0.60%
Allowance for loan losses to period-end loans	1.79%	1.75%	1.63%	1.63%	1.53%
Allowance for loan losses to net charge-offs	303.5%	243.4%	193.0%	348.9%	272.1%

Provision for loan losses

        The amount of provision to the allowance during the year 2003, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management’s practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

Allocated Allowance for Loan Losses

        The Company utilizes a consistent methodology in the calculation and application of its allowance for loan losses. Because there are portions of the portfolio that have not matured to the degree necessary to obtain reliable loss statistics from which to calculate estimated losses, the unallocated portion of the allowance is an integral component of the total allowance. Although unassigned to a particular credit relationship or product segment, this portion of the allowance is vital to safeguard against the imprecision inherent when estimating credit losses.

        During the year ended December 31, 2003, the Company experienced an increase of $1.3 million in the real estate allocation of the allowance for loan losses. This increase is primarily associated the $167.6 million increase in the real estate loan portfolio combined with three impaired borrowers in that product. The increase in real estate loans is associated with the acquisition of nine branches during the fourth quarter of 2003 combined with the funding of outstanding real estate loan commitments. Concerning the three impaired borrowers, the two largest are still performing but were internally classified by management as substandard. Additionally, there is one borrower that is secured by commercial real estate that was previously classified as substandard but has been placed on nonaccrual status.

        For the year ended December 31, 2003, the Company has experienced a $715,000 increase in the allocation of the allowance for loan losses in the commercial loan category. This increase is primarily due to internal classifications related to the catfish industry. The change during 2003 in the allocation of the allowance for loan losses for credit cards and other consumer loans is consistent with the change in the outstanding loan portfolio for those products from December 31, 2002.

        The unallocated allowance increased $1.9 million during the year ended 2003. This increase is primarily the result of the acquisition of nine branches with loans totaling approximately $100 million. As a result of this transaction the Company recorded an addition to the allowance for loan losses of $3.0 million. Because the Company has not had enough experience with these loans to obtain reliable loss statistics from which to calculate estimated losses, management believes this addition was necessary to appropriately reflect the inherent risk of loss on this transaction based on losses experienced on previous acquisitions. The Company allocated approximately $2.0 million of this addition in the unallocated portion of the allowance for loan losses until more experience with the acquired loans is obtained.

        While the Company still has some concerns over the uncertainty of the economy and the impact of foreign imports on the catfish industry in Arkansas during 2004, management believes the allowance for loan losses is adequate for the year ended December 31, 2003. In 2004, management will actively monitor the status of the catfish industry in general as it relates to the Company’s loan portfolio specifically and make changes to the allowance for loan losses as necessary.

        The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 11.

Table 11:	Allocation of Allowance for Loan Losses

	December 31
	2003		2002		2001		2000		1999
(In thousands)	Allowance Amount	% of loans*	Allowance Amount	% of loans*	Allowance Amount	% of loans*	Allowance Amount	% of loans*	Allowance Amount	% of loans*

Credit cards	$3,913	11.7%	$4,270	14.4%	$4,156	15.6%	$3,947	15.3%	$3,300	16.8%
Other consumer	1,597	16.2%	1,745	18.8%	2,042	20.2%	2,167	20.1%	1,918	22.3%
Real Estate	8,723	55.1%	7,393	48.9%	8,029	45.4%	7,602	46.4%	7,155	44.7%
Commercial	5,113	15.9%	4,398	16.7%	3,485	17.5%	3,603	17.0%	3,244	15.8%
Other	4	1.1%	—	1.2%	—	1.3%	—	1.2%	—	0.4%
Unallocated	5,997		4,142		2,784		3,838		1,468

Total	$25,347	100.0%	$21,948	100.0%	$20,496	100.0%	$21,157	100.0%	$17,085	100.0%

*Percentage of loans in each category to total loans.

Investments and Securities

        The Company’s securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as either held-to-maturity (HTM), available-for-sale (AFS) or trading.

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

        Available-for-sale securities, which include any security for which management has no immediate plans to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders’ equity. Premiums and discounts are amortized and accreted, respectively, to interest income, using the constant yield method over the period to maturity. Interest and dividends on investments in debt and equity securities are included in income when earned.

        The Company’s philosophy regarding investments is conservative, based on investment type and maturity. Investments in the portfolio primarily include U.S. Treasury securities, U.S. Government agencies, mortgage-backed securities and municipal securities. The Company’s general policy is not to invest in derivative type investments or high-risk securities, except for collateralized mortgage-backed securities for which collection of principal and interest is not subordinated to significant superior rights held by others.

        Held-to-maturity and available-for-sale investment securities were $176.6 million and $315.4 million, respectively, at December 31, 2003, compared to the held-to-maturity amount of $207.3 million and available-for-sale amount of $196.7 million at December 31, 2002.

        As of December 31, 2003, $42.6 million, or 24.1%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 90.6% of which will mature in less than five years. In the available-for-sale securities, $297.0 million, or 94.2% were in U.S. Treasury and U.S. government agency securities, 64.0% of which will mature in less than five years.

        In order to reduce the Company’s income tax burden, an additional $113.3 million, or 64.2%, of the held-to-maturity securities portfolio, as of December 31, 2003, was invested in tax-exempt obligations of state and political subdivisions. In the available-for-sale securities, $4.8 million, or 1.5% were invested in tax-exempt obligations of state and political subdivisions. Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis. There are no securities of any one state and political subdivision issuer exceeding ten percent of the Company’s stockholders’ equity at December 31, 2003.

        The Company has approximately $550,000, or 0.3%, in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2003. In the available-for-sale securities, $1.4 million, or 0.4% were invested in mortgaged-backed securities.

        As of December 31, 2003, the held-to-maturity investment portfolio had gross unrealized gains of $3.1 million and gross unrealized losses of $184,000.

        Gross realized gains of $2,000, $19,000 and $46,000 resulting from sales and/or calls of securities were realized for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized losses of $16,000, $29,000 and $35,000 resulting from sales and/or calls of securities were realized for the years ended December 31, 2003, 2002 and 2001, respectively.

        Trading securities, which include any security held primarily for near-term sale, are carried at fair value. Gains and losses on trading securities are included in other income. The Company’s trading account is established and maintained for the benefit of investment banking. The trading account is typically used to provide inventory for resale and is not used to take advantage of short-term price movements.

        Table 12 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 12:	Investment Securities

	Years Ended December 31
	2003				2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$12,583	$205	$—	$12,788	$26,153	$618	$—	$26,771
U.S. Government
agencies	30,017	194	(30)	30,181	59,324	622	(1)	59,945
Mortgage-backed
securities	553	12	—	565	1,510	41	—	1,551
State and political
subdivisions	113,306	2,700	(154)	115,852	120,230	3,827	(9)	124,048
Other securities	20,108	—	—	20,108	100	—	—	100

Total HTM	$176,567	$3,111	$(184)	$179,494	$207,317	$5,108	$(10)	$212,415

Available-for-Sale
U.S. Treasury	$16,252	$79	$—	$16,331	$14,591	$287	$—	$14,878
U.S. Government
agencies	282,190	1,019	(2,537)	280,672	161,042	2,442	—	163,484
Mortgage-backed
securities	1,394	2	(14)	1,382	3,017	17	(19)	3,015
State and political
subdivisions	4,575	274	—	4,849	4,979	324	—	5,303
Other securities	11,425	724	—	12,149	9,244	807	—	10,051

Total AFS	$315,836	$2,098	$(2,551)	$315,383	$192,873	$3,877	$(19)	$196,731

	Year Ended December 31
	2001
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$27,528	$826	$—	$28,354
U.S. Government
agencies	36,992	451	(108)	37,335
Mortgage-backed
securities	6,681	105	—	6,786
State and political
subdivisions	119,824	2,255	(152)	121,927
Other securities	100	—	—	100

Total HTM	$191,125	$3,637	$(260)	$194,502

Available-for-Sale
U.S. Treasury	$18,071	$349	$(12)	$18,408
U.S. Government
agencies	214,190	1,792	(492)	215,490
Mortgage-backed
securities	6,975	69	(40)	7,004
State and political
subdivisions	5,194	205	—	5,399
Other securities	9,056	823	—	9,879

Total AFS	$253,486	$3,238	$(544)	$256,180

27

        Table 13 reflects the amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 37.5% tax rate) of such securities. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13:	Maturity Distribution of Investment Securities

	December 31, 2003
(In thousands)	1 year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	No fixed maturity	Total	Par Value	Fair Value

Held-to-Maturity
U.S. Treasury	$9,561	$3,022	$—	$—	$—	$12,583	$12,500	$12,788
U.S. Government
agencies	4,017	22,000	4,000	—	—	30,017	30,000	30,181
Mortgage-backed
securities	1	—	16	536	—	553	549	565
State and political
subdivisions	14,734	49,102	40,550	8,920	—	113,306	113,365	115,852
Other securities	20,008	—	—	—	100	20,108	20,108	20,108

Total HTM	$48,321	$74,124	$44,566	$9,456	$100	$176,567	$176,522	$179,494

Percentage of total	27.4%	41.9%	25.2%	5.4%	0.1%	100.0%

Weighted average yield	2.8%	3.7%	4.5%	4.2%	3.8%	3.7%

Available-for-Sale
U.S. Treasury	$6,764	$9,488	$—	$—	$—	$16,252	$16,250	$16,331
U.S. Government
agencies	30,477	144,414	107,299	—	—	282,190	282,210	280,672
Mortgage-backed
securities	—	126	400	868	—	1,394	1,358	1,382
State and political
subdivisions	250	3,201	1,124	—	—	4,575	4,580	4,849
Other securities	—	—	—	—	11,425	11,425	9,244	12,149

Total AFS	$37,491	$157,229	$108,823	$868	$11,425	$315,836	$313,642	$315,383

Percentage of total	11.9%	49.7%	34.5%	0.3%	3.6%	100.0%

Weighted average yield	3.5%	3.3%	4.8%	2.0%	3.3%	3.8%

28

Deposits

        Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 71 financial centers as of December 31, 2003. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more. As of December 31, 2003, core deposits comprised 81.3% of the Company’s total deposits.

        The Company continually monitors the funding requirements at each affiliate bank, along with competitive interest rates in the markets it serves. Because of the Company’s community banking philosophy, affiliate executives in the local markets establish the interest rates offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. Although interest rates are at historical lows, the Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, internal deposit growth and acquired deposits were $53.5 million and $130.8 million, respectively, for a total increase of $184.3 million. More specifically, total deposits as of December 31, 2003, were $1.803 billion versus $1.619 billion on December 31, 2002.

        Although the Company lowered the interest rates on its time deposits, total time deposits increased $3.6 million and $44.0 million as a result of internal deposit growth and acquired deposits, respectively, to $862.2 million from $814.6 million at December 31, 2002. Non-interest bearing transaction accounts increased by $13.7 million and $17.1 million as a result of internal deposit growth and acquired deposits, respectively, to $270.3 million compared to $239.5 million at December 31, 2002. Interest bearing transaction and savings accounts was $670.9 million, which is a $36.2 million and $69.7 million increase as a result of internal deposit growth and acquired deposits, respectively, when compared to the $565.0 million on December 31, 2002.

        The Company will continue to manage interest expense through deposit pricing and does not anticipate a significant change in total deposits. The Company believes that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences increased loan demand or other liquidity needs.

        Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits for the three years ended December 31, 2003.

Table 14:	Average Deposit Balances and Rates

	December 31
	2003		2002		2001
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Non-interest bearing transaction
accounts	$242,902	—	$226,128	—	$211,052	—

Interest bearing transaction and
savings deposits	579,618	0.79%	540,454	1.17%	470,708	2.13%

Time deposits
$100,000 or more	316,245	2.34%	326,735	3.32%	356,017	5.51%

Other time deposits	497,728	2.52%	532,807	3.50%	592,155	5.46%

Total	$1,636,493	1.50%	$1,626,124	2.20%	$1,629,932	3.80%

29

The Company’s maturities of large denomination time deposits at December 31, 2003 and 2002 are presented in table 15.

Table 15:	Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit ($100,000 or more) December 31
	2003		2002
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$118,324	35.17%	$128,021	41.22%
Over 3 months to 6 months	88,693	26.36%	72,911	23.48%
Over 6 months to 12 months	82,141	24.42%	76,651	24.68%
Over 12 months	47,253	14.05%	32,998	10.62%

Total	$336,411	100.00%	$310,581	100.00%

Short-Term Debt

        Federal funds purchased and securities sold under agreements to repurchase were $100.2 million at December 31, 2003, as compared to $86.7 million at December 31, 2002. Other short-term borrowings, consisting of U.S. TT&L Notes and short-term FHLB borrowings, were $6.8 million at December 31, 2003, as compared to $3.6 million at December 31, 2002.

        The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB short-term borrowings and federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future. The Company’s general policy is to avoid the use of brokered deposits.

Long-Term Debt

        The Company’s long-term debt was $100.9 million and $54.3 million at December 31, 2003 and 2002, respectively. The outstanding balance for December 31, 2003, includes $8.0 million in long-term debt, $45.6 in FHLB long-term advances and $47.3 million of trust preferred securities. The outstanding balance for December 31, 2002, includes $10.0 million in long-term debt, $27.0 in FHLB long-term advances and $17.3 million of trust preferred securities.

        During the year ended December 31, 2003, the Company increased FHLB long-term debt by $18.6 million, or 68.9% from December 31, 2002. The increase is a result of the Company increasing the Federal Home Loan Bank borrowings in its community banking network. The Company made this strategic decision to better manage interest rate risk on specific new loan fundings and commitments made during 2003.

        On December 16, 2003, the Company completed a private placement of trust preferred securities in an aggregate principal amount of $30,000,000. Presently, the funds raised from the offerings will qualify as Tier I capital for regulatory purposes, subject to the applicable limit, with the balance qualifying as Tier II capital. The transaction was structured as a placement of three separate securities, each in an aggregate principal amount of $10.0 million, maturing in December 2033 and interest payable on a quarterly basis, on the following terms:

•	A floating rate $10.0 million security bears interest at a floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, and is callable in five years without penalty.

•	A floating/fixed rate $10.0 million security bears interest at a fixed rate of 6.97% during the first seven years and at a floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, thereafter and is callable in seven years without penalty.

•	A fixed rate $10.0 million security bears interest at a fixed rate of 8.25% during the 30 year term and is callable in five years without penalty.

        The Company used $17.0 million of the net proceeds of the offerings to retire interim financing received in connection with the fourth quarter acquisition of nine banking branches. The remaining proceeds will be used to finance the $11.5 million cash portion of the consideration to be paid by the Company in its pending merger with Alliance Bancorporation with the remainder for general corporate purposes.

        The Financial Accounting Standards Board recently issued and revised Interpretation No. 46 (FIN 46 — Revised), Consolidation of Variable Interest Entities, which is effective for the first reporting period ending after March 15, 2004. FIN 46 – Revised requires deconsolidation of trusts in trust preferred structures upon adoption of FIN 46 – Revised. The primary impact of this change will be to report the Company’s subordinated debt to the trust as long-term debt rather than trust preferred securities, as is currently presented. After adopting FIN 46 – Revised, this change will increase the Company’s long-term debt and total assets by approximately $1.5 million, while having no impact on stockholders equity or net income. The Company will make this change prospectively.

        Aggregate annual maturities of long-term debt at December 31, 2003 are presented in table 16.

Table 16:	Maturities of Long-Term Debt

(In thousands)	Year	Annual Maturities

	2004	$7,709
	2005	7,860
	2006	9,602
	2007	8,344
	2008	5,514
	Thereafter	61,887

	Total	$100,916

Capital

Overview

        At December 31, 2003, total capital reached $210.0 million. Capital represents shareholder ownership in the Company — the book value of assets in excess of liabilities. At December 31, 2003, the Company’s equity to asset ratio was 9.39% compared to 9.99% at year-end 2002.

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

        During the year ended December 31, 2003, the Company repurchased 82,000 common shares of stock with a weighted average repurchase price of $20.99 per share. As of December 31, 2003, the Company has repurchased a total of 743,564 common shares of stock with a weighted average repurchase price of $12.86 per share. Upon completion of the current plan, the Company expects to renew the repurchase program. All information on the stock repurchase plan has been adjusted for the two for one stock split, which was distributed to shareholders effective May 1, 2003.

Cash Dividends

        The Company declared cash dividends on its common stock of $0.525 per share (split adjusted) for the twelve months ended 2003 compared to $0.48 per share (split adjusted) for the twelve months ended 2002. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

Parent Company Liquidity

        The primary sources for payment of dividends by the Company to its shareholders and the share repurchase plan are the current cash on hand at the parent company plus the future dividends received from the seven affiliate banks. Payment of dividends by the seven affiliate banks is subject to various regulatory limitations. Reference is made to Item 7A Liquidity and Qualitative Disclosures About Market Risk discussion for additional information regarding the parent company’s liquidity.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2003, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s risk-based capital ratios at December 31, 2003 and 2002 are presented in table 17.

Table 17:	Risk-Based Capital

	December 31
(In thousands)	2003	2002

Tier 1 capital
Stockholders’ equity	$209,995	$197,605
Trust preferred securities	47,250	17,250
Goodwill and core deposits	(50,417)	(33,490)
Unrealized loss (gain) on available-
for-sale securities	286	(2,231)
Other	(1,160)	(845)

Total Tier 1 capital	205,954	178,289

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	326	363
Qualifying allowance for loan losses	18,320	15,976

Total Tier 2 capital	18,646	16,339

Total risk-based capital	$224,600	$194,628

Risk weighted assets	$1,458,583	$1,272,104

Ratios at end of year
Leverage ratio	9.89%	9.29%
Tier 1 capital	14.12%	14.02%
Total risk-based capital	15.40%	15.30%
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

33

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        In the normal course of business, the Company enters into a number of financial commitments. Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

        The Company’s long-term debt at December 31, 2003, includes note payable, FHLB long-term advances and trust preferred securities. All of which the Company is contractually obligated to repay in future periods.

        Operating lease obligations entered into by the Company are generally associated with the operation of a few of the Company’s financial centers located throughout the state of Arkansas. The financial obligation by the Company on these locations is not considered material due to the limited number of financial centers, which operate under an agreement of this type.

        Commitments to extend credit and letters of credit are legally binding, conditional agreements generally having fixed expiration or termination dates. These commitments generally require customers to maintain certain credit standards and are established based on management’s credit assessment of the customer. The commitments may expire without being drawn upon. Therefore, the total commitment does not necessarily represent future requirements.

        The funding requirements of the Company’s most significant financial commitments, at December 31, 2003 are shown in table 18.

Table 18:	Funding Requirements of Financial Commitments

	Payments due by period
(In thousands)	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 Years	Total

Long-term debt	$7,709	$17,462	$13,858	$61,887	$100,916
Credit card loan commitments	200,401	—	—	—	200,401
Other loan commitments	236,967	76,854	3,457	3,380	320,658
Letters of credit	3,671	10,509	—	—	14,180

34

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 19.

Table 19:	Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2003
Net interest income	$18,880	$19,258	$19,864	$19,868	$77,870
Provision for loan losses	2,197	2,196	2,196	2,197	8,786
Non-interest income	9,304	10,416	9,948	9,063	38,731
Non-interest expense	18,194	17,937	17,948	19,038	73,117
Losses on sale of securities, net	—	—	—	14	14
Net income	5,332	6,529	6,611	5,318	23,790
Basic earnings per share	0.38	0.46	0.47	0.38	1.69
Diluted earnings per share	0.37	0.45	0.46	0.37	1.65

2002
Net interest income	$18,061	$19,051	$19,417	$19,179	$75,708
Provision for loan losses	2,361	2,436	2,864	2,562	10,223
Non-interest income	8,372	8,535	9,145	9,261	35,313
Non-interest expense	17,029	16,849	17,520	17,615	69,013
Losses on sale of securities, net	—	—	—	10	10
Net income	4,941	5,705	5,769	5,663	22,078
Basic earnings per share	0.35	0.40	0.41	0.40	1.56
Diluted earnings per share	0.34	0.40	0.40	0.40	1.54

35

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

        The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2003, undivided profits of the Company’s subsidiaries were approximately $112 million, of which approximately $16 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

        Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At December 31, 2003, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At December 31, 2003, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 23.7% of total assets, as compared to 21.3% at December 31, 2002.

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

        The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its affiliates have approximately $97 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $48 million in funds on a given day. Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on a month to month basis.

        Secondly, the Company uses a laddered investment portfolio that insures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. The Company has begun designating a higher percentage of new investment purchases into the available-for-sale securities classification to provide additional flexibility in liquidity management. During 2003, the Company modified the investment policy from a target of maintaining 50% of total securities portfolio in AFS to a new target of 75%. Management believes that this new target level will facilitate the management of the Company’s overall liquidity. As of December 31, 2003, approximately 64.1% of the investment portfolio is classified as AFS. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

        Finally, the Company’s affiliate banks have lines of credit available with Federal Home Loan Bank. While the Company has used portions of those lines only to match off longer-term mortgage loans, the Company could use those lines to meet liquidity needs. Approximately $258 million under these lines of credit are currently available, if needed.

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

        The table below presents the Company’s interest rate sensitivity position at December 31, 2003. This Gap analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities (investment securities are according to call dates) and repricing periods rather than estimating more realistic behaviors, as is done in the simulation models. Also, the Gap analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table:	Interest Rate Sensitivity

	Interest Rate Sensitivity Period
(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets
Short-term investments	$123,410	$—	$—	$—	$—	$—	$—	$123,410
Assets held in trading
accounts	90	—	—	—	—	—	—	90
Investment securities	4,284	9,027	22,932	25,120	44,698	190,140	195,749	491,950
Mortgage loans held for sale	12,211	—	—	—	—	—	—	12,211
Loans	392,136	275,204	134,253	260,371	194,873	143,627	17,850	1,418,314

Total earning assets	532,131	284,231	157,185	285,491	239,571	333,767	213,599	2,045,975

Interest bearing liabilities
Interest bearing transaction
and savings deposits	286,073	—	—	—	76,967	230,901	76,967	670,908
Time deposits	118,205	150,742	197,119	229,032	139,102	28,017	—	862,217
Short-term debt	102,542	—	4,500	—	—	—	—	107,042
Long-term debt	362	727	1,750	4,871	7,859	23,460	61,887	100,916

Total interest bearing
liabilities	507,182	151,469	203,369	233,903	223,928	282,378	138,854	1,741,083

Interest rate sensitivity Gap	$24,949	$132,762	$(46,184)	$51,588	$15,643	$51,389	$74,745	$304,892

Cumulative interest rate
sensitivity Gap	$24,949	$157,711	$111,527	$163,115	$178,758	$230,147	$304,892
Cumulative rate sensitive assets
to rate sensitive liabilities	104.9%	123.9%	112.9%	114.9%	113.5%	114.4%	117.5%
Cumulative Gap as a % of
earning assets	1.2%	7.7%	5.5%	8.0%	8.7%	11.2%	14.9%

38

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Independent Accountants’ Report	40
Consolidated Balance Sheets, December 31, 2003 and 2002	41
Consolidated Statements of Income, Years Ended
December 31, 2003, 2002 and 2001	42
Consolidated Statements of Cash Flows, Years Ended
December 31, 2003, 2002 and 2001	43
Consolidated Statements of Stockholders’ Equity, Years Ended
December 31, 2003, 2002 and 2001	44
Notes to Consolidated Financial Statements,
December 31, 2003, 2002 and 2001	45

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results” on page 35 hereof.

39

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

        We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP BKD, LLP

Pine Bluff, Arkansas January 29, 2004 40

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 and 2002

(In thousands, except share data)	2003	2002

ASSETS

Cash and non-interest bearing balances due from banks	$78,205	$76,452
Interest bearing balances due from banks	31,850	28,473
Federal funds sold and securities purchased
under agreements to resell	91,560	86,620

Cash and cash equivalents	201,615	191,545
Investment securities	491,950	404,048
Mortgage loans held for sale	12,211	33,332
Assets held in trading accounts	90	192
Loans	1,418,314	1,257,305
Allowance for loan losses	(25,347)	(21,948)

Net loans	1,392,967	1,235,357
Premises and equipment	49,369	47,047
Foreclosed assets held for sale, net	2,979	2,705
Interest receivable	12,678	13,133
Goodwill	45,159	32,877
Core deposit premiums	5,258	613
Other assets	21,502	16,730

TOTAL ASSETS	$2,235,778	$1,977,579

LIABILITIES

Non-interest bearing transaction accounts	$270,343	$239,545
Interest bearing transaction accounts and savings deposits	670,908	565,041
Time deposits	862,217	814,610

Total deposits	1,803,468	1,619,196
Federal funds purchased and securities sold
under agreements to repurchase	100,209	86,705
Short-term debt	6,833	3,619
Long-term debt	100,916	54,282
Accrued interest and other liabilities	14,357	16,172

Total liabilities	2,025,783	1,779,974

STOCKHOLDERS’ EQUITY

Capital stock
Class A, common, par value $1 a share, authorized
30,000,000 shares, 14,101,521 issued and outstanding
at 2003 and 14,142,910 (split adjusted) at 2002	14,102	7,071
Surplus	35,988	44,495
Undivided profits	160,191	143,808
Accumulated other comprehensive (loss) income
Unrealized (depreciation) appreciation on available-for-sale securities, net of income tax credits of $170 at 2003
and income taxes of $1,446 at 2002	(286)	2,231

Total stockholders’ equity	209,995	197,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,235,778	$1,977,579

See Notes to Consolidated Financial Statements. 41

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(In thousands, except per share data)	2003	2002	2001

INTEREST INCOME
Loans	$89,315	$94,892	$110,552
Federal funds sold and securities purchased
under agreements to resell	652	996	1,877
Investment securities	15,889	18,509	20,786
Mortgage loans held for sale	1,220	1,007	1,143
Assets held in trading accounts	37	88	38
Interest bearing balances due from banks	494	650	1,472

TOTAL INTEREST INCOME	107,607	116,142	135,868

INTEREST EXPENSE
Deposits	24,515	35,807	61,956
Federal funds purchased and securities sold
under agreements to repurchase	941	1,198	2,874
Short-term debt	89	110	333
Long-term debt	4,192	3,319	3,300

TOTAL INTEREST EXPENSE	29,737	40,434	68,463

NET INTEREST INCOME	77,870	75,708	67,405
Provision for loan losses	8,786	10,223	9,958

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	69,084	65,485	57,447

NON-INTEREST INCOME
Trust income	5,487	5,258	5,409
Service charges on deposit accounts	10,589	10,084	8,951
Other service charges and fees	1,508	1,450	1,588
Income on sale of mortgage loans, net of commissions	4,931	3,792	3,148
Income on investment banking, net of commissions	1,887	1,087	957
Credit card fees	9,782	10,161	10,485
Other income	3,776	3,481	3,020
Gain on sale of mortgage servicing	771	—	—
(Loss) gain on sale of securities, net	(14)	(10)	11

TOTAL NON-INTEREST INCOME	38,717	35,303	33,569

NON-INTEREST EXPENSE
Salaries and employee benefits	42,979	40,039	36,218
Occupancy expense, net	5,080	4,747	4,610
Furniture and equipment expense	5,195	5,434	5,251
Loss on foreclosed assets	269	177	366
Other operating expenses	19,594	18,616	21,685

TOTAL NON-INTEREST EXPENSE	73,117	69,013	68,130

INCOME BEFORE INCOME TAXES	34,684	31,775	22,886
Provision for income taxes	10,894	9,697	6,358

NET INCOME	$23,790	$22,078	$16,528

BASIC EARNINGS PER SHARE (split adjusted)	$1.69	$1.56	$1.16

DILUTED EARNINGS PER SHARE (split adjusted)	$1.65	$1.54	$1.15

See Notes to Consolidated Financial Statements. 42

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(In thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,790	$22,078	$16,528
Items not requiring (providing) cash
Depreciation and amortization	5,110	5,116	7,680
Provision for loan losses	8,786	10,223	9,958
Net amortization (accretion) of investment securities	150	(176)	(751)
Deferred income taxes	122	(1,342)	1,382
Provision for foreclosed assets	128	42	172
Loss (gain) on sale of securities, net	14	10	(11)
Changes in
Interest receivable	1,095	2,678	3,114
Mortgage loans held for sale	21,121	(8,361)	(16,037)
Assets held in trading accounts	102	704	231
Other assets	(4,765)	(791)	1,395
Accrued interest and other liabilities	(2,660)	1,060	(4,486)
Income taxes payable	383	741	(1,894)

Net cash provided by operating activities	53,376	31,982	17,281

CASH FLOWS FROM INVESTING ACTIVITIES
Net (originations) repayment of loans	(72,616)	(3,258)	23,412
Purchase of branch locations, net funds received	12,546	2,477	—
Purchases of premises and equipment, net	(3,740)	(4,989)	(3,565)
Proceeds from sale of foreclosed assets	1,884	2,293	1,743
Proceeds from sale of securities	670	4,043	4,305
Proceeds from maturities of available-for-sale securities	280,638	413,875	339,535
Purchases of available-for-sale securities	(402,747)	(355,090)	(384,084)
Proceeds from maturities of held-to-maturity securities	170,048	174,508	126,232
Purchases of held-to-maturity securities	(139,192)	(193,161)	(132,535)

Net cash (used in) provided by investing activities	(152,509)	40,698	(24,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) increase in deposits	54,734	(80,408)	80,818
Net issuance (repayments) of short-term debt	3,214	(182)	(269)
Dividends paid	(7,407)	(6,789)	(6,241)
Proceeds from issuance of long-term debt	55,297	18,270	4,170
Repayment of long-term debt	(8,663)	(6,138)	(3,701)
Net increase in federal funds purchased and
securities sold under agreements to repurchase	13,504	70	19,385
Repurchase of common stock, net	(1,476)	(799)	(2,780)

Net cash provided by (used in) financing activities	109,203	(75,976)	91,382

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	10,070	(3,296)	83,706
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	191,545	194,841	111,135

CASH AND CASH EQUIVALENTS, END OF YEAR	$201,615	$191,545	$194,841

See Notes to Consolidated Financial Statements. 43

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(In thousands, except share data (1))	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total

Balance, December 31, 2000	$7,181	$47,964	$(34)	$118,232	$173,343
Comprehensive income
Net income	—	—	—	16,528	16,528
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $908	—	—	1,513	—	1,513

Comprehensive income					18,041
Exercise of stock options — 125,400 shares	63	1,195	—	—	1,258
Securities exchanged under
employee option plan	(13)	(391)	—	—	(404)
Repurchase of common stock
— 287,910 shares	(144)	(3,490)	—	—	(3,634)
Cash dividends declared ($0.44 per share)	—	—	—	(6,241)	(6,241)

Balance, December 31, 2001	7,087	45,278	1,479	128,519	182,363
Comprehensive income
Net income	—	—	—	22,078	22,078
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $559	—	—	752	—	752

Comprehensive income					22,830
Exercise of stock options — 45,800 shares	23	473	—	—	496
Securities exchanged under
employee option plan	(9)	(306)	—	—	(315)
Repurchase of common stock
— 60,000 shares	(30)	(950)	—	—	(980)
Cash dividends declared ($0.48 per share)	—	—	—	(6,789)	(6,789)

Balance, December 31, 2002	7,071	44,495	2,231	143,808	197,605
Comprehensive income
Net income	—	—	—	23,790	23,790
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credits of $1,616	—	—	(2,517)	—	(2,517)

Comprehensive income					21,273
Exercise of stock options — 58,200 shares	53	608	—	—	661
Securities exchanged under
employee option plan	(16)	(400)	—	—	(416)
Repurchase of common stock
— 82,000 shares	(72)	(1,649)	—	—	(1,721)
Two for one stock split	7,066	(7,066)	—	—	—
Cash dividends declared ($0.525 per share)	—	—	—	(7,407)	(7,407)

Balance, December 31, 2003	$14,102	$35,988	$(286)	$160,191	$209,995

(1) All share and per share amounts have been restated to reflect the retroactive effect of the May 1, 2003, two for one stock split. See Notes to Consolidated Financial Statements. 44

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

Investment Securities

        Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant yield method over the period to maturity.

        Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders’ equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant yield method over the period to maturity.

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

Derivative Financial Instruments

        The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers. The Company records all derivatives on the balance sheet at fair value. Historically the Company’s policy has been not to invest in derivative type investments but in an effort to meet the financing needs of its customers, the Company entered into its first fair value hedge during the second quarter of 2003. Fair value hedges include interest rate swap agreements on fixed rate loans. For derivatives designated as hedging, the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument. The fair value hedge is considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amount of the loan being hedged was $2.1 million at December 31, 2003.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2003	2002	2001

Net Income	$23,790	$22,078	$16,528

Average common shares outstanding	14,114	14,140	14,196
Average common share stock options outstanding	301	236	128

Average diluted common shares	14,415	14,376	14,324

Basic earnings per share	$1.69	$1.56	$1.16

Diluted earnings per share	$1.65	$1.54	$1.15

Employee Benefit Plans

        At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions for FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands except per share data)	2003	2002	2001

Net income - as reported	$23,790	$22,078	$16,528
Less: Total stock-based employee compensation
cost determined under the fair value based
method, net of income taxes	155	195	239

Net income - pro forma	$23,635	$21,883	$16,289

Basic earnings per share - as reported	1.69	1.56	1.16
Basic earnings per share - pro forma	1.67	1.55	1.15
Diluted earnings per share - as reported	1.65	1.54	1.15
Diluted earnings per share - pro forma	1.64	1.52	1.14

The above pro forma amounts include only the current year vesting, during 2003, 2002 and 2001 on outstanding options and therefore may not be representative of the pro forma impact in future years.

NOTE 2:	ACQUISITIONS

        On October 8, 2003, the Company announced the execution of a definitive agreement under the terms of which, Alliance Bancorporation, Inc. (ABI) will be merged into Simmons First National Corporation. ABI owns Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets of approximately $140 million. The transaction is expected to close during the first quarter of 2004. After the merger, Alliance will continue to operate as a separate community bank with the same board of directors, management and staff.

        On November 21, 2003, the Company completed the purchase of nine financial centers from Union Planters Bank, N.A. Six locations in North Central Arkansas include Clinton, Marshall, Mountain View, Fairfield Bay, Leslie and Bee Branch. Three locations in Northeast Arkansas communities include Hardy, Cherokee Village and Mammoth Spring. The nine locations have combined deposits of $130 million with acquired assets of $119 million including selected loans, premises, cash and other assets. As a result of this transaction, the Company recorded additional goodwill and core deposits of $12,282,000 and $4,817,000, respectively

        On July 19, 2002, the Company expanded its coverage in South Arkansas with the purchase of the Monticello location from HEARTLAND Community Bank. Simmons First Bank of South Arkansas, a wholly owned subsidiary of the Company, acquired the Monticello office. As of July 19, 2002, the new location had total loans of $8 million and total deposits of $13 million. As a result of this transaction, the Company recorded additional goodwill and core deposits of $1,058,000 and $217,000, respectively.

NOTE 3:	INVESTMENT SECURITIES
The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2003				2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity

U.S. Treasury	$12,583	$205	$—	$12,788	$26,153	$618	$—	$26,771
U.S. Government
agencies	30,017	194	(30)	30,181	59,324	622	(1)	59,945
Mortgage-backed
securities	553	12	—	565	1,510	41	—	1,551
State and political
subdivisions	113,306	2,700	(154)	115,852	120,230	3,827	(9)	124,048
Other securities	20,108	—	—	20,108	100	—	—	100

Total HTM	$176,567	$3,111	$(184)	$179,494	$207,317	$5,108	$(10)	$212,415

Available-for-Sale

U.S. Treasury	$16,252	$79	$—	$16,331	$14,591	$287	$—	$14,878
U.S. Government
agencies	282,190	1,019	(2,537)	280,672	161,042	2,442	—	163,484
Mortgage-backed
securities	1,394	2	(14)	1,382	3,017	17	(19)	3,015
State and political
subdivisions	4,575	274	—	4,849	4,979	324	—	5,303
Other securities	11,425	724	—	12,149	9,244	807	—	10,051

Total AFS	$315,836	$2,098	$(2,551)	$315,383	$192,873	$3,877	$(19)	$196,731

50

        Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2003, was $169.4 million, which is approximately 34.4% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates.

        Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities are temporary.

        Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

        The following table shows the Company’s investments’ estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity

U.S. Government Agencies	$4,971	$30	$—	$—	$4,971	$30
Mortgage-backed securities	6	—	—	—	6	—
State and political subdivisions	11,825	153	40	1	11,865	154

Total HTM	$16,802	$183	$40	$1	$16,842	$184

Available-for-Sale

U.S. Treasury	$1,259	$—	$—	$—	$1,259	$—
U.S. Government Agencies	150,104	2,537	—	—	150,104	2,537
Mortgage-backed securities	38	1	1,132	13	1,170	14

Total AFS	$151,401	$2,538	$1,132	$13	$152,533	$2,551

51

Income earned on the above securities for the years ended December 31, 2003, 2002 and 2001 is as follows:

(In thousands)	2003	2002	2001

Taxable
Held-to-maturity	$2,615	$4,578	$4,992
Available-for-sale	8,343	8,516	10,061

Non-taxable
Held-to-maturity	4,676	5,144	5,400
Available-for-sale	255	271	333

Total	$15,889	$18,509	$20,786

        The Statement of Stockholders’ Equity includes other comprehensive income. Other comprehensive income for the Company includes the change in the unrealized appreciation (depreciation) on available-for-sale securities. The changes in the unrealized appreciation (depreciation) on available-for-sale securities for the years ended December 31, 2003, 2002 and 2001, are as follows:

(In thousands)	2003	2002	2001

Unrealized holding (losses) gains
arising during the period	$(2,531)	$742	$1,524
Losses (gains) realized in net income	14	10	(11)

Net change in unrealized (depreciation) appreciation
on available-for-sale securities	$(2,517)	$752	$1,513

        The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$48,321	$48,644	$37,491	$37,791
After one through five years	74,124	75,479	157,229	157,470
After five through ten years	44,566	45,760	108,823	107,111
After ten years	9,456	9,511	868	862
Other securities	100	100	11,425	12,149

Total	$176,567	$179,494	$315,836	$315,383

        The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $355,456,000 at December 31, 2003 and $306,082,000 at December 31, 2002.

        The book value of securities sold under agreements to repurchase amounted to $67,659,000 and $43,060,000 for December 31, 2003 and 2002, respectively.

        Gross realized gains of $2,000, $19,000 and $46,000 resulting from sales and/or calls of securities were realized for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized losses of $16,000, $29,000 and $35,000 resulting from sales and/or calls of securities were realized for the years ended December 31, 2003, 2002 and 2001, respectively.

        Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES
The various categories of loans are summarized as follows:

(In thousands)	2003	2002

Consumer
Credit cards	$165,919	$180,439
Student loans	86,301	83,890
Other consumer	142,995	153,103
Real estate
Construction	111,567	90,736
Single family residential	261,936	233,193
Other commercial	408,452	290,469
Commercial
Commercial	162,122	144,678
Agricultural	57,393	58,585
Financial institutions	6,370	6,504
Other	15,259	15,708

Total loans before allowance for loan losses	$1,418,314	$1,257,305

        At December 31, 2003 and 2002, impaired loans totaled $19,033,000 and $14,646,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 2003, were $4,395,000 and $2,895,000 at December 31, 2002. Approximately, $532,000 and $376,000 of interest income were recognized on average impaired loans of $17,933,000 and $17,424,000 for 2003 and 2002, respectively. Interest recognized on impaired loans on a cash basis during 2003 or 2002 was immaterial.

        At December 31, 2003 and 2002, accruing loans delinquent 90 days or more totaled $1,518,000 and $1,814,000, respectively. Non-accruing loans at December 31, 2003 and 2002 were $10,049,000 and $10,443,000, respectively.

        As of December 31, 2003, credit card loans, which are unsecured, were $165,919,000 or 11.7%, of total loans versus $180,439,000 or 14.4% of total loans at December 31, 2002. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2003	2002	2001

Balance, beginning of year	$21,948	$20,496	$21,157
Additions
Provision for loan losses	8,786	10,223	9,958
Allowance for loan losses of acquired branches	2,964	247	—

	33,698	30,966	31,115
Deductions
Losses charged to allowance, net of recoveries
of $2,519 for 2003, $2,128 for 2002 and $1,729 for 2001	8,351	9,018	10,619

Balance, end of year	$25,347	$21,948	$20,496

NOTE 5:	GOODWILL AND CORE DEPOSITS

        During 2002, the Company changed its method of accounting and financial reporting for goodwill by adopting Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles. This statement requires transitional disclosures regarding the change in amortization and other treatment of goodwill for the year ended December 31, 2001, as follows:

(In thousands)	December 31, 2001

Reported net income	$16,528
Add back: Amortization	2,923
Subtract: Income taxes	(996)

Adjusted net income	$18,455

        Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. During the year ended December 31, 2003 goodwill for the Company increased $12.3 million to $45.2 million from the $32.9 million reported at December 31, 2002. This increase is the result of the acquisition of nine branches completed during the fourth quarter of 2003.

        The carrying basis and accumulated amortization of core deposits (net of core deposits that were fully amortized) at December 31, 2003 and 2002, were:

	December 31, 2003			December 31, 2002
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Core deposits	$5,854	$ 596	$5,258	$1,037	$ 424	$613

        Core deposit amortization expense recorded for the years ended December 31, 2003, 2002 and 2001, was $172,000, $78,000 and $101,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2004 — $688,000; 2005 — $687,000; 2006 — $684,000; 2007 — $672,000: and 2008 — $661,000, which does not include the additional amortization from the announced acquisition of ABI.

NOTE 6:	TIME DEPOSITS

        Time deposits included approximately $336,411,000 and $310,581,000 of certificates of deposit of $100,000 or more, at December 31, 2003 and 2002, respectively. At December 31, 2003, time deposits with a remaining maturity of one year or more amounted to $167,119,000. Maturities of all time deposits are as follows: 2004 — $695,098,000; 2005 — $139,102,000; 2006 — $23,466,000; 2007 — $3,523,000; 2008 — $1,028,000; and none thereafter.

        Deposits are the Company’s primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 7:	INCOME TAXES
The provision for income taxes is comprised of the following components:

(In thousands)	2003	2002	2001

Income taxes currently payable	$10,772	$11,039	$4,976
Deferred income taxes	122	(1,342)	1,382

Provision for income taxes	$10,894	$9,697	$6,358

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

(In thousands)	2003	2002

Deferred tax assets
Allowance for loan losses	$8,661	$7,411
Valuation of foreclosed assets	126	131
Deferred compensation payable	576	600
Deferred loan fee income	—	141
Vacation compensation	614	577
Mortgage servicing reserve	—	386
Loan interest	232	183
Available-for-sale securities	170	—
Other	303	176

	10,682	9,605

Deferred tax liabilities
Accumulated depreciation	(1,006)	(1,161)
Available-for-sale securities	—	(1,446)
Deferred loan fee income and expenses, net	(96)	—
FHLB stock dividends	(585)	(512)
Goodwill and Core Deposit Amortization	(1,217)	—
Other	—	(202)

	(2,904)	(3,321)

Net deferred tax assets included in other assets
on balance sheets	$7,778	$6,284

55

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below.

(In thousands)	2003	2002	2001

Computed at the statutory rate (35%)	$12,139	$11,121	$8,010

Increase (decrease) resulting from
Tax exempt income	(1,973)	(2,174)	(2,242)
Non-deductible interest	158	234	386
Amortization of intangible assets	—	2	93
State income taxes	801	592	161
Other non-deductible expenses	57	96	120
Other differences, net	(288)	(174)	(170)

Actual tax provision	$10,894	$9,697	$6,358

NOTE 8:	LONG-TERM DEBT
Long-term debt at December 31, 2003 and 2002 consisted of the following components.

(In thousands)	2003	2002

Note Payable, due 2007, at a floating rate of
0.90% above the 30 day LIBOR rate, reset
monthly for 2003 and 7.32% for 2002, unsecured	$8,000	$10,000
FHLB advances, due 2003 to 2023, 1.02% to 8.41%
secured by residential real estate loans	45,666	27,032
Trust preferred securities, due 2027, fixed at 9.12%,
currently callable without penalty	17,250	17,250
Trust preferred securities, due 2033, fixed at 8.25%,
callable in 2008 without penalty	10,000	—
Trust preferred securities, due 2033, floating rate
of 2.80% above the three-month LIBOR rate,
reset quarterly, callable in 2008 without penalty	10,000	—
Trust preferred securities, due 2033, fixed rate of 6.97%
during the first seven years and at a floating rate of
2.80% above the three-month LIBOR rate, reset
quarterly, thereafter, callable in 2010 without penalty	10,000	—

Total long-term debt	$100,916	$54,282

        The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Corporation, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Corporation. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Corporation making payment on the related junior subordinated debentures. The Corporation’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust’s obligations under the trust securities issued by each respective trust.

Aggregate annual maturities of long-term debt at December 31, 2003 are:

(In thousands)	Year	Annual Maturities

	2004	$7,709
	2005	7,860
	2006	9,602
	2007	8,344
	2008	5,514
	Thereafter	61,887

	Total	$100,916

NOTE 9:	CAPITAL STOCK

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

        During the year ended December 31, 2003, the Company repurchased 82,000 common shares of stock with a weighted average repurchase price of $20.99 per share. As of December 31, 2003, the Company has repurchased a total of 743,564 common shares of stock with a weighted average repurchase price of $12.86 per share. Upon completion of the current plan, the Company expects to renew the repurchase program. All information on the stock repurchase plan has been adjusted for the two for one stock split, which was distributed to shareholders effective May 1, 2003.

NOTE 10:	TRANSACTIONS WITH RELATED PARTIES

        At December 31, 2003 and 2002, the subsidiary banks had extensions of credit to executive officers, directors and to companies in which the banks’ executive officers or directors were principal owners, in the amount of $42.4 million in 2003 and $35.1 million in 2002.

(In thousands)	2003	2002

Balance, beginning of year	$35,179	$21,605
New extensions of credit	24,896	29,937
Repayments	(17,716)	(16,363)

Balance, end of year	$42,359	$35,179

57

        In management’s opinion, such loans and other extensions of credit and deposits (which were not material) were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these extensions of credit did not involve more than the normal risk of collectability or present other unfavorable features.

NOTE 11:	EMPLOYEE BENEFIT PLANS

        The Company’s 401(k) retirement plan covers substantially all employees. Contribution expense totaled $372,000, $335,000 and $282,000, in 2003, 2002 and 2001, respectively.

        The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees. Contribution expense totaled $1,826,000 for 2003, $1,732,000 for 2002 and $1,614,000 for 2001.

        The Board of Directors has adopted incentive and nonqualified stock option plans. Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options granted to officers and other key employees. Also, 49,400 additional shares (split adjusted) of common stock of the Company were granted and issued to executive officers of the Company as bonus shares of restricted stock, during the year ended December 31, 2001. No additional shares of common stock of the Company were granted and issued to executive officers of the Company as bonus shares of restricted stock, during the years ended December 31, 2003 and 2002.

        The weighted average fair values of options granted during 2002 and 2001 were, $3.46 and $2.29 per share (split adjusted), respectively, with none being issued for 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected dividend yield	None Issued	3.09%	3.62%
Expected stock price volatility	None Issued	16.00%	16.00%
Risk-free interest rate	None Issued	5.04%	5.28%
Expected life of options	None Issued	10 years	10 years

The table below summarizes the transactions under the Company’s stock option plans (split adjusted) at December 31, 2003, 2002 and 2001 and changes during the years then ended:

	2003		2002		2001
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price

Outstanding, beginning of year	766	$13.00	802	$12.84	470	$12.77
Granted	—	—	12	15.86	476	10.90
Forfeited/Expired	(10)	22.63	(2)	16.88	(18)	13.95
Exercised	(58)	11.47	(46)	10.82	(126)	5.03

Outstanding, end of year	698	13.00	766	13.00	802	12.84

Exercisable, end of year	513	$13.27	474	$13.47	412	$13.28

58

The following table summarizes information about stock options (split adjusted) under the plan outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (000)	Weighted Average Exercise Price

$7.92 to $10.56	57	3 Years	$10.15	49	$10.08
$12.13 to $12.13	404	8 Years	$12.13	237	$12.13
$12.22 to $13.50	157	4 Years	$13.08	157	$13.08
$15.35 to $22.63	80	3 Years	$19.37	70	$19.85

        Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $164,000 for 2003, $154,000 for 2002 and $205,000 for 2001. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

NOTE 12:	ADDITIONAL CASH FLOW INFORMATION
In connection with cash acquisitions accounted for using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2003	2002	2001

Liabilities assumed	$129,878	$13,348	$—
Fair value of assets acquired	118,482	11,100	—

Cash received	11,396	2,248	—
Funds acquired	1,150	229	—

Net funds received	$12,546	$2,477	$—

Additional cash payment information

Interest paid	$30,272	$42,751	$70,146
Income taxes paid	10,389	10,298	6,870

59

NOTE 13:	OTHER EXPENSE
Other operating expenses consist of the following:

(In thousands)	2003	2002	2001

Professional services	$1,999	$1,877	$1,759
Postage	2,024	1,881	2,016
Telephone	1,498	1,542	1,530
Credit card expense	2,679	1,933	1,808
Operating supplies	1,488	1,385	1,632
FDIC insurance	273	296	306
Amortization of goodwill and
core deposits	172	78	3,024
Other expense	9,461	9,624	9,610

Total	$19,594	$18,616	$21,685

        The Company had aggregate annual equipment rental expense of approximately $302,000 in 2003, $480,000 in 2002 and $727,000 in 2001. The Company had aggregate annual occupancy rental expense of approximately $942,000 in 2003, $898,000 in 2002 and $834,000 in 2001.

NOTE 14:	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The following table represents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows. This method involves significant judgments by management considering the uncertainties of economic conditions and other factors inherent in the risk management of financial instruments. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	December 31, 2003		December 31, 2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$201,615	$201,615	$191,545	$191,545
Held-to-maturity securities	176,567	179,494	207,317	212,415
Available-for-sale securities	315,383	315,383	196,731	196,731
Assets held in trading accounts	90	90	192	192
Mortgage loans held for sale	12,211	12,211	33,332	33,332
Interest receivable	12,678	12,678	13,133	13,133
Loans, net	1,392,967	1,399,777	1,235,357	1,241,225

Financial liabilities
Non-interest bearing transaction accounts	270,343	270,343	239,545	239,545
Interest bearing transaction accounts and
savings deposits	670,908	670,873	565,041	565,653
Time deposits	862,217	864,687	814,610	817,065
Federal funds purchased and securities
sold under agreements to repurchase	100,209	100,209	86,705	86,705
Short-term debt	6,833	6,833	3,619	3,619
Long-term debt	100,916	107,577	54,282	61,420
Interest payable	2,636	2,636	3,171	3,171

The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

NOTE 15:	SIGNIFICANT ESTIMATES AND CONCENTRATIONS

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

        At December 31, 2003, the Company had outstanding commitments to extend credit aggregating approximately $200,401,000 and $320,658,000 for credit card commitments and other loan commitments, respectively. At December 31, 2002, the Company had outstanding commitments to extend credit aggregating approximately $216,167,000 and $289,389,000 for credit card commitments and other loan commitments, respectively.

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $14,180,000 and $2,474,000 at December 31, 2003 and 2002, respectively, with terms ranging from 90 days to three years. At December 31, 2003 the Company’s deferred revenue under standby letter of credit agreements is approximately $200,000. At December 31, 2002 the Company’s deferred revenue under standby letter of credit agreements was not material.

        At December 31, 2003, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 17:	FUTURE CHANGES IN ACCOUNTING PRINCIPLE

        The Financial Accounting Standards Board recently issued and revised Interpretation No. 46 (FIN 46 — Revised), Consolidation of Variable Interest Entities, which is effective for the first reporting period ending after March 15, 2004. FIN 46 – Revised requires deconsolidation of trusts in trust preferred structures upon adoption of FIN 46 – Revised. The primary impact of this change will be to report the Company’s subordinated debt to the trust as long-term debt rather than trust preferred securities, as is currently presented. After adopting FIN 46 – Revised, this change will increase the Company’s long-term debt and total assets by approximately $1.5 million, while having no impact on stockholders equity or net income. The Company will make this change prospectively.

        Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have an impact on the Company’s present or future financial statements.

NOTE 18:	CONTINGENT LIABILITIES

        The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries. However, on October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. Management is currently conducting an internal review of the facts and circumstances surrounding this matter and has filed a Motion to Dismiss. At this time, no basis for any material liability has been identified. The banks plan to vigorously defend the claims asserted in the suit.

NOTE 19:	STOCKHOLDERS’ EQUITY

        The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2003, the Company subsidiaries had approximately $16 million in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2003, the Company meets all capital adequacy requirements to which it is subject.

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

        The Company’s actual capital amounts and ratios along with the Company’s most significant subsidiaries are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio-%	Amount	Ratio-%	Amount		Ratio-%

As of December 31, 2003
Total Risk-Based Capital Ratio
Simmons First National Corporation	$224,600	15.4	$116,675	8.0	$	N/A
Simmons First National Bank	89,918	11.7	61,482	8.0		76,853	10.0
Simmons First Bank of Russellville	21,024	16.9	9,952	8.0		12,440	10.0
Simmons First Bank of Northwest Arkansas	18,461	11.7	12,623	8.0		15,779	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	205,954	14.1	58,427	4.0		N/A
Simmons First National Bank	79,958	10.4	30,753	4.0		46,130	6.0
Simmons First Bank of Russellville	19,484	15.6	4,996	4.0		7,494	6.0
Simmons First Bank of Northwest Arkansas	16,458	10.3	6,391	4.0		9,587	6.0
Leverage Ratio
Simmons First National Corporation	205,954	9.9	83,213	4.0		N/A
Simmons First National Bank	79,958	7.3	43,813	4.0		54,766	5.0
Simmons First Bank of Russellville	19,484	10.2	7,641	4.0		9,551	5.0
Simmons First Bank of Northwest Arkansas	16,458	7.4	8,896	4.0		11,120	5.0

As of December 31, 2002
Total Risk-Based Capital Ratio
Simmons First National Corporation	$194,628	15.3	$101,766	8.0	$	N/A
Simmons First National Bank	85,233	13.0	52,451	8.0		65,564	10.0
Simmons First Bank of Russellville	30,545	24.8	9,853	8.0		12,317	10.0
Simmons First Bank of Northwest Arkansas	17,207	12.7	10,839	8.0		13,549	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	178,289	14.0	50,940	4.0		N/A
Simmons First National Bank	76,658	11.7	26,208	4.0		39,312	6.0
Simmons First Bank of Russellville	29,002	23.5	4,937	4.0		7,405	6.0
Simmons First Bank of Northwest Arkansas	15,508	11.5	5,394	4.0		8,091	6.0
Leverage Ratio
Simmons First National Corporation	178,289	9.3	76,683	4.0		N/A
Simmons First National Bank	76,658	7.7	39,822	4.0		49,778	5.0
Simmons First Bank of Russellville	29,002	15.1	7,683	4.0		9,603	5.0
Simmons First Bank of Northwest Arkansas	15,508	8.0	7,754	4.0		9,693	5.0

NOTE 20:	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS DECEMBER 31, 2003 and 2002

(In thousands)	2003	2002

ASSETS
Cash and cash equivalents	$19,135	$10,266
Investment securities	20,008	—
Investments in wholly-owned subsidiaries	221,626	208,363
Intangible assets, net	134	134
Premises and equipment	2,245	2,280
Other assets	6,609	6,431

TOTAL ASSETS	$269,757	$227,474

LIABILITIES
Long-term debt	$56,713	$27,783
Other liabilities	3,049	2,086

Total liabilities	59,762	29,869

STOCKHOLDERS’ EQUITY
Common stock	14,102	7,071
Surplus	35,988	44,495
Undivided profits	160,191	143,808
Accumulated other comprehensive (loss) income
Unrealized (depreciation) appreciation on available-for-sale securities, net of income tax credit of $170 at 2003 and
income taxes of $1,446 at 2002	(286)	2,231

Total stockholders’ equity	209,995	197,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,757	$227,474

CONDENSED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(In thousands)	2003	2002	2001

INCOME
Dividends from subsidiaries	$21,935	$15,920	$12,722
Other income	4,091	4,051	4,046

	26,026	19,971	16,768
EXPENSE	7,193	7,193	7,113

Income before income taxes and equity in
undistributed net income of subsidiaries	18,833	12,778	9,655
Provision for income taxes	(1,075)	(1,169)	(1,062)

Income before equity in undistributed net
income of subsidiaries	19,908	13,947	10,717
Equity in undistributed net income of subsidiaries	3,882	8,131	5,811

NET INCOME	$23,790	$22,078	$16,528

CONDENSED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(In thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$23,790	$22,078	$16,528
Items not requiring (providing) cash
Depreciation and amortization	169	74	319
Deferred income taxes	(111)	(373)	(46)
Equity in undistributed income of bank subsidiaries	(3,882)	(8,131)	(5,811)

Changes in
Other assets	(67)	(2,193)	621
Other liabilities	963	718	(1,074)

Net cash provided by operating activities	20,862	12,173	10,537

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of premises and equipment	(134)	(81)	(142)
Sale of premises and equipment to subsidiary	—	—	2,032
Capital contribution to subsidiaries	(17,930)	—	(2,000)
Return of capital from subsidiary	6,032	—	—
Purchase of held-to-maturity securities	(20,008)	—	—
Proceeds from maturities of available-for-sale securities	—	—	1,721

Net cash (used in) provided by investing activities	(32,040)	(81)	1,611

CASH FLOWS FROM FINANCING ACTIVITIES

Principal reduction on long-term debt	(2,000)	(2,000)	(2,858)
Issuance of long-term debt	30,930
Dividends paid	(7,407)	(6,789)	(6,241)
Repurchase of common stock, net	(1,476)	(799)	(2,780)

Net cash provided by (used in) financing activities	20,047	(9,588)	(11,879)

INCREASE IN CASH AND
CASH EQUIVALENTS	8,869	2,504	269

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	10,266	7,762	7,493

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,135	$10,266	$7,762

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A.	CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in 15 C. F. R. 240.13a-14(c) and 15 C. F. R. 240.15-14(c)) as of a date within ninety days prior to the filing of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

        (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held March 30, 2004, filed pursuant to Regulation 14A on or about February 25, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

        Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held March 30, 2004 filed pursuant to Regulation 14A on or about February 25, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held March 30, 2004, filed pursuant to Regulation 14A on or about February 25, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held March 30, 2004, filed pursuant to Regulation 14A on or about February 25, 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held March 30, 2004, filed pursuant to Regulation 14A on or about February 25, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2. Financial Statements and any Financial Statement Schedules

        The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

(b) Reports on Form 8-K

        The registrant filed Form 8-K on October 9, 2003. The report contained the text of a press release issued by the registrant concerning the announcement of acquisition of Alliance Bank of Hot Springs, Hot Springs, Arkansas.

        The registrant filed Form 8-K on October 16, 2003. The report contained the text of a press release issued by the registrant concerning the announcement of third quarter earnings.

        The registrant filed Form 8-K on December 2, 2003. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly dividend.

        The registrant filed Form 8-K on December 17, 2003. The report contained the text of a press release issued by the registrant concerning the announcement of raising funds through a private trust preferred securities offering.

(c) Listing of Exhibits

Exhibit No.	Description

10.1	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust II.*

10.2	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II.*

10.3	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II.*

10.4	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust III.*

10.5	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III.*

10.6	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III.*

10.7	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV.*

10.8	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV.*

10.9	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV.*

14	Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers.*

31.1	Rule 13a-14(a)/15d-14(a) Certification - J. Thomas May, Chairman, President and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification - Barry L. Crow, Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - J. Thomas May, Chairman, President and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Barry L. Crow, Chief Financial Officer.*

* Filed herewith. 70

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John L. Rush February 12, 2004 ——————————————— John L. Rush, Secretary

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 12, 2004.

Signature	Title

/s/ J. Thomas May J. Thomas May	President, Chairman, Chief Executive Officer and Director

/s/ Barry L. Crow Barry L. Crow	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William E. Clark William E. Clark	Director

/s/ Steven A. Cossé Steven A. Cossé	Director

/s/ Lara F. Hutt, III Lara F. Hutt, III	Director

/s/ George Makris, Jr. George Makris, Jr.	Director

/s/ David R. Perdue David R. Perdue	Director

/s/ Harry L. Ryburn Harry L. Ryburn	Director

/s/ Henry F. Trotter, Jr. Henry F. Trotter, Jr.	Director

