Form 10-Q
period 2004-03-31
SIMMONS FIRST NATIONAL CORP
filed 2004-05-04
CIK 90498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2004	Commission File Number 06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas (State or other jurisdiction of incorporation or organization)	71-0407808 (I.R.S. Employer Identification No.)

501 Main Street Pine Bluff, Arkansas (Address of principal executive offices)	71601 (Zip Code)

Registrant’s telephone number, including area code	870-541-1000

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO

Indicate the number of shares outstanding of each of issuer’s classes of common stock.

Class A, Common               14,669,789

SIMMONS FIRST NATIONAL CORPORATION

INDEX

Part I:   Summarized Financial Information
Item 1:  Consolidated Financial Statements and Condensed Notes to Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003

ASSETS

(In thousands, except share data)	March 31, 2004	December 31, 2003

	(Unaudited)
Cash and non-interest bearing balances due from banks	$69,234	$78,205
Interest bearing balances due from banks	51,747	31,850
Federal funds sold and securities purchased
under agreements to resell	83,660	91,560

Cash and cash equivalents	204,641	201,615

Investment securities	544,723	491,950
Mortgage loans held for sale	13,327	12,211
Assets held in trading accounts	205	90
Loans	1,504,173	1,418,314
Allowance for loan losses	(26,764)	(25,347)

Net loans	1,477,409	1,392,967

Premises and equipment	51,306	49,369
Foreclosed assets held for sale, net	2,509	2,979
Interest receivable	13,683	12,678
Goodwill	59,454	45,159
Core deposits, net	6,330	5,258
Other assets	21,275	21,502

TOTAL ASSETS	$2,394,862	$2,235,778

See Condensed Notes to Consolidated Financial Statements. 3

Simmons First National Corporation Consolidated Balance Sheets March 31, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	March 31, 2004	December 31, 2003

	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$291,594	$270,343
Interest bearing transaction accounts and savings deposits	727,258	670,908
Time deposits	905,950	862,217

Total deposits	1,924,802	1,803,468
Federal funds purchased and securities sold
under agreements to repurchase	88,491	100,209
Short-term debt	6,257	6,833
Long-term debt	115,257	100,916
Accrued interest and other liabilities	30,440	14,357

Total liabilities	2,165,247	2,025,783

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $.01 a share at 2004 and $1.00 at 2003, authorized 30,000,000 shares, 14,669,789 issued and outstanding
at 2004 and 14,101,521 (split adjusted) at 2003	147	14,102
Surplus	64,399	35,988
Undivided profits	163,625	160,191
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net
of income taxes of $863 in 2004 and income tax credits of $170 in 2003	1,444	(286)

Total stockholders’ equity	229,615	209,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,394,862	$2,235,778

See Condensed Notes to Consolidated Financial Statements. 4

Simmons First National Corporation Consolidated Statements of Income Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31
(In thousands, except per share data)	2004	2003

	(Unaudited)
INTEREST INCOME
Loans	$22,732	$22,239
Federal funds sold and securities purchased
under agreements to resell	195	214
Investment securities	4,114	3,984
Mortgage loans held for sale	112	300
Assets held in trading accounts	3	2
Interest bearing balances due from banks	118	135

TOTAL INTEREST INCOME	27,274	26,874

INTEREST EXPENSE
Deposits	5,466	6,844
Federal funds purchased and securities sold
under agreements to repurchase	252	223
Short-term debt	16	5
Long-term debt	1,425	922

TOTAL INTEREST EXPENSE	7,159	7,994

NET INTEREST INCOME	20,115	18,880
Provision for loan losses	2,144	2,197

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	17,971	16,683

NON-INTEREST INCOME
Trust income	1,400	1,576
Service charges on deposit accounts	3,227	2,454
Other service charges and fees	545	479
Income on sale of mortgage loans, net of commissions	751	1,164
Income on investment banking, net of commissions	215	531
Credit card fees	2,310	2,319
Student loan premiums	607	306
Other income	592	475
Gain (loss) on sale of securities, net	—	—

TOTAL NON-INTEREST INCOME	9,647	9,304

NON-INTEREST EXPENSE
Salaries and employee benefits	11,805	10,742
Occupancy expense, net	1,318	1,331
Furniture and equipment expense	1,358	1,382
Loss on foreclosed assets	44	35
Deposit insurance	69	69
Other operating expenses	5,098	4,635

TOTAL NON-INTEREST EXPENSE	19,692	18,194

INCOME BEFORE INCOME TAXES	7,926	7,793
Provision for income taxes	2,515	2,461

NET INCOME	$5,411	$5,332

BASIC EARNINGS PER SHARE	$0.38	$0.38

DILUTED EARNINGS PER SHARE	$0.37	$0.37

See Condensed Notes to Consolidated Financial Statements. 5

Simmons First National Corporation Consolidated Statements of Cash Flows Three Months Ended March 31, 2004 and 2003

(In thousands)	March 31, 2004	March 31, 2003

	(Unaudited)
OPERATING ACTIVITIES
Net income	$5,411	$5,332
Items not requiring (providing) cash
Depreciation and amortization	1,295	1,397
Provision for loan losses	2,144	2,197
Net amortization of investment securities	38	58
Deferred income taxes	(362)	(10)
Provision for losses on foreclosed assets	—	42
Changes in
Interest receivable	(210)	(386)
Mortgage loans held for sale	(1,116)	7,109
Assets held in trading accounts	(115)	(11,157)
Other assets	2,979	(382)
Accrued interest and other liabilities	13,602	(2,123)
Income taxes payable	1,504	2,171

Net cash provided by operating activities	25,170	4,248

INVESTING ACTIVITIES
Net origination of loans	(17,972)	(2,655)
Purchase of Alliance Bancorporation, Inc., net	(7,818)	—
Purchase of premises and equipment, net	(1,351)	(449)
Proceeds from sale of foreclosed assets	857	423
Proceeds from maturities of available-for-sale securities	22,902	58,037
Purchases of available-for-sale securities	(11,741)	(66,145)
Proceeds from maturities of held-to-maturity securities	92,558	52,162
Purchases of held-to-maturity securities	(88,630)	(53,945)

Net cash used in investing activities	(11,195)	(12,572)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	10,282	(3,525)
Net repayment of short-term debt	(576)	(1,907)
Dividends paid	(1,977)	(1,769)
Proceeds from issuance of long-term debt	2,600	17,470
Repayment of long-term debt	(1,040)	(1,243)
Net decrease in federal funds purchased and securities
sold under agreements to repurchase	(20,417)	(33,652)
Issuance of common stock, net	179	45

Net cash used in financing activities	(10,949)	(24,581)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,026	(32,905)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	201,615	191,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$204,641	$158,640

See Condensed Notes to Consolidated Financial Statements. 6

Simmons First National Corporation Consolidated Statements of Stockholders’ Equity Three Months Ended March 31, 2004 and 2003

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income	Undivided Profits	Total

Balance, December 31, 2002	$7,071	$44,495	$2,231	$143,808	$197,605
Comprehensive income
Net income	—	—	—	5,332	5,332
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credit of $131	—	—	(212)	—	(212)

Comprehensive income					5,120
Exercise of stock options - 10,300 shares	5	88	—	—	93
Securities exchanged under stock option plan	(1)	(47)	—	—	(48)
Dividends paid - $0.125 per split adj. share	—	—	—	(1,769)	(1,769)

Balance, March 31, 2003	7,075	44,536	2,019	147,371	201,001
Comprehensive income
Net income	—	—	—	18,458	18,458
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credit of $1,485	—	—	(2,305)	—	(2,305)

Comprehensive income					16,153
Exercise of stock options - 47,900 shares	48	520	—	—	568
Securities exchanged under stock option plan	(15)	(353)	—	—	(368)
Repurchase of common stock - 82,000 shares	(72)	(1,649)	—	—	(1,721)
Two for one stock split	7,066	(7,066)	—	—	—
Dividends paid - $0.40 per split adj. share	—	—	—	(5,638)	(5,638)

Balance, December 31, 2003	14,102	35,988	(286)	160,191	209,995
Comprehensive income
Net income	—	—	—	5,411	5,411
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $1,033	—	—	1,730	—	1,730

Comprehensive income					7,141
Stock issued as bonus shares - 2,000 shares	2	50	—	—	52
Change in the par value of common stock	(14,523)	14,523	—	—	—
Stock issued in connection with the merger
of Alliance Bancorporation	545	13,732	—	—	14,277
Exercise of stock options - 35,697 shares	36	500	—	—	536
Securities exchanged under stock option plan	(15)	(394)	—	—	(409)
Dividends paid - $0.14 per share	—	—	—	(1,977)	(1,977)

Balance, March 31, 2004	$147	$64,399	$1,444	$163,625	$229,615

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

        Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2003 filed with the Securities and Exchange Commission.

Earnings Per Share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

        The following is the computation of per share earnings for the three months ended March 31, 2004 and 2003. All share and per share data reflect the effect of the Company’s two for one stock split effective May 1, 2003.

(In thousands, except per share data)	2004	2003

Net Income	$5,411	$5,332

Average common shares outstanding	14,182	14,148
Average potential dilutive common shares	358	214

Average diluted common shares	14,540	14,362

Basic earnings per share	$0.38	$0.38

Diluted earnings per share	$0.37	$0.37

8

NOTE 2:         ACQUISITIONS

        On March 3, 2004, the Company completed the execution of a branch purchase and assumption agreement under the terms of which, Cross County Bank will sell its Weiner, Arkansas location to Simmons First Bank of Jonesboro, a subsidiary of the Company. The acquisition will involve approximately $6 million in total deposits and the fixed assets used in the branch operation. No loans are involved in the transaction. The acquisition is expected to close in June 2004.

        On March 19, 2004, the Company merged with Alliance Bancorporation, Inc. (ABI). ABI owned Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets (including goodwill and core deposits), loans and deposits of approximately $155 million, $70 million and $110 million, respectively. During the second quarter of 2004, Alliance Bank changed its name to Simmons First Bank of Hot Springs and continues to operate as a separate community bank with the same board of directors, management and staff.

        On November 21, 2003, the Company completed the purchase of nine financial centers from Union Planters Bank, N.A. Six locations are in North Central Arkansas and include Clinton, Marshall, Mountain View, Fairfield Bay, Leslie and Bee Branch. Three locations are in Northeast Arkansas communities and include Hardy, Cherokee Village and Mammoth Spring. The nine locations have combined deposits of $130 million with acquired assets of $119 million including selected loans, premises, cash, goodwill, core deposits and other assets.

NOTE 3:         INVESTMENT SECURITIES

        The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31, 2004				December 31, 2003

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$10,559	$201	$—	$10,760	$12,583	$205	$—	$12,788
U.S. Government
agencies	23,506	176	—	23,682	30,017	194	(30)	30,181
Mortgage-backed
securities	539	10	(1)	548	553	12	—	565
State and political
subdivisions	126,559	3,124	(61)	129,622	113,306	2,700	(154)	115,852
Other securities	21,758	—	—	21,758	20,108	—	—	20,108

	$182,921	$3,511	$(62)	$186,370	$176,567	$3,111	$(184)	$179,494

Available-for-Sale
U.S. Treasury	$61,428	$117	$—	$61,545	$16,252	$79	$—	$16,331
U.S. Government
agencies	271,397	1,196	(30)	272,563	282,190	1,019	(2,537)	280,672
Mortgage-backed
securities	6,053	3	(18)	6,038	1,394	2	(14)	1,382
State and political
subdivisions	4,480	260	—	4,740	4,575	274	—	4,849
Other securities	16,131	785	—	16,916	11,425	724	—	12,149

	$359,489	$2,361	$(48)	$361,802	$315,836	$2,098	$(2,551)	$315,383

9

        The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $368,600,000 at March 31, 2004 and $355,456,000 at December 31, 2003.

        The book value of securities sold under agreements to repurchase amounted to $57,161,000 and $67,659,000 for March 31, 2004 and December 31, 2003, respectively.

        Income earned on securities for the three months ended March 31, 2004 and 2003, is as follows:

(In thousands)	2004	2003

Taxable
Held-to-maturity	$411	$928
Available-for-sale	2,480	1,788

Non-taxable
Held-to-maturity	1,157	1,203
Available-for-sale	66	65

Total	$4,114	$3,984

Maturities of investment securities at March 31, 2004 are as follows:

	Held-to-Maturity		Available-for-Sale

(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$28,779	$29,087	$81,889	$82,079
After one through five years	78,339	79,794	152,324	153,368
After five through ten years	45,249	46,783	107,669	107,968
After ten years	8,796	8,948	1,476	1,471
Other securities	21,758	21,758	16,131	16,916

Total	$182,921	$186,370	$359,489	$361,802

        There were no gross realized gains or losses as of March 31, 2004 and 2003.

        Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:         LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories are summarized as follows:

(In thousands)	March 31, 2004	December 31, 2003

Consumer
Credit cards	$153,505	$165,919
Student loans	89,829	86,301
Other consumer	138,818	142,995
Real Estate
Construction	135,143	111,567
Single family residential	287,143	261,936
Other commercial	466,558	408,452
Commercial
Commercial	164,252	162,122
Agricultural	51,536	57,393
Financial institutions	3,622	6,370
Other	13,767	15,259

Total loans before allowance for loan losses	$1,504,173	$1,418,314

        During the first three months of 2004, foreclosed assets held for sale decreased $470,000 to $2,509,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at March 31, 2004, were $29,000, $13,724,000 and $2,062,000, respectively, bringing the total of non-performing assets to $18,324,000.

Transactions in the allowance for loan losses are as follows:

(In thousands)	March 31, 2004	December 31, 2003

Balance, beginning of year	$25,347	$21,948
Additions
Allowance for loan losses on acquisition	1,108	—
Provision charged to expense	2,144	2,197

	28,599	24,145

Deductions
Losses charged to allowance, net of recoveries
of $437 and $494 for the first three months of
2004 and 2003, respectively	1,835	2,319

Balance, March 31	$26,764	21,826

Additions
Provision charged to expense		6,589
Allowance for loan losses on acquisition		2,964

		31,379

Deductions
Losses charged to allowance, net of recoveries
of $2,025 for the last nine months of
2003		6,032

Balance, end of year		$25,347

        At March 31, 2004 and December 31, 2003, impaired loans totaled $22,747,000 and $19,033,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at March 31, 2004, were $5,345,000 and $4,395,000 at December 31, 2003.

        Approximately, $128,000 and $115,000 of interest income were recognized on average impaired loans of $20,890,000 and $16,445,000 as of March 31, 2004 and 2003, respectively. Interest recognized on impaired loans on a cash basis during the first three months of 2004 and 2003 was immaterial.

NOTE 5:         GOODWILL AND OTHER INTANGIBLES

General Information

        The carrying basis and accumulated amortization of core deposits (net of core deposits that were fully amortized) at March 31, 2004 and December 31, 2003, were as follows:

(In thousands)	March 31, 2004	December 31, 2003

Gross carrying amount	$7,099	$5,854
Accumulated amortization	(769)	(596)

Net	$6,330	$5,258

        Core deposit amortization expense recorded for the three months ended March 31, 2004 and 2003, was $173,000 and $26,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2004 — $786,000; 2005 — $818,000; 2006 — $816,000; 2007 — $804,000 and 2008 — $793,000.

        Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Acquisition Information

        As a result of the ABI merger on March 19, 2004, the Company recorded additional goodwill and core deposits of $14,273,000 and $1,245,000, respectively in 2004. Due to the merger being completed late in the first quarter of 2004, the Company does anticipate further adjustments to goodwill, none of which are expected to be material. However, the Company does not anticipate any further adjustments to the core deposit intangible for this transaction.

        As a result of the purchase of nine financial centers on November 21, 2003, the Company recorded additional goodwill of $22,000 during 2004. To date, the Company has recorded total goodwill and core deposits of $12,304,000 and $4,817,000, respectively for this transaction.

NOTE 6:         TIME DEPOSITS

        Time deposits include approximately $353,344,000 and $336,411,000 of certificates of deposit of $100,000 or more at March 31, 2004 and December 31, 2003, respectively.

NOTE 7:         INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	March 31, 2004	March 31, 2003

Income taxes currently payable	$2,877	$2,471
Deferred income taxes	(362)	(10)

Provision for income taxes	$2,515	$2,461

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are shown below:

(In thousands)	March 31, 2004	December 31, 2003

Deferred tax assets
Allowance for loan losses	$8,915	$8,661
Valuation of foreclosed assets	126	126
Deferred compensation payable	928	576
Vacation compensation	656	614
Loan interest	232	232
Available-for-sale securities	—	170
Other	306	303

Total deferred tax assets	11,163	10,682

Deferred tax liabilities
Accumulated depreciation	(900)	(1,006)
Available-for-sale securities	(863)	—
Deferred loan fee income and expenses, net	(43)	(96)
FHLB stock dividends	(597)	(585)
Goodwill and core deposit amortization	(1,217)	(1,217)

Total deferred tax liabilities	(3,620)	(2,904)

Net deferred tax assets included in other
assets on balance sheets	$7,543	$7,778

14

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

(In thousands)	March 31, 2004	March 31, 2003

Computed at the statutory rate (35%)	$2,774	$2,728

Increase (decrease) resulting from:
Tax exempt income	(485)	(507)
Other differences, net	226	240

Actual tax provision	$2,515	$2,461

NOTE 8:         LONG-TERM DEBT

Long-term debt at March 31, 2004 and December 31, 2003, consisted of the following components:

(In thousands)	March 31, 2004	December 31, 2003

Note Payable, due 2007, at a floating rate of
0.90% above the 30 day LIBOR rate, reset
monthly, unsecured	$8,000	$8,000
FHLB advances, due 2003 to 2023, 1.02% to 8.41%
secured by residential real estate loans	58,543	45,666
Subordinated debt issued to capital trust, due 2027,
fixed at 9.12%, currently callable without penalty.	17,784	17,250
Subordinated debt issued to capital trust, due 2033,
fixed at 8.25%, callable in 2008 without penalty.	10,310	10,000
Subordinated debt issued to capital trust, due 2033,
floating rate of 2.80% above the three-month LIBOR
rate, reset quarterly, callable in 2008 without penalty	10,310	10,000
Subordinated debt issued to capital trust, due 2033,
fixed rate of 6.97% until December 2010
and at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, thereafter, callable
in 2010 without penalty.	10,310	10,000

	$115,257	$100,916

15

        The subordinated debt issued to capital trusts are tax-advantaged trust preferred security issues that qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Corporation, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Corporation. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Corporation making payment on the related junior subordinated debentures. The Corporation’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust’s obligations under the trust securities issued by each respective trust.

        Aggregate annual maturities of long-term debt at March 31, 2004, are:

(In thousands)	Year	Annual Maturities

	2004	$9,058
	2005	11,008
	2006	12,254
	2007	10,500
	2008	6,407
	Thereafter	66,030

	Total	$115,257

NOTE 9:         CONTINGENT LIABILITIES

        The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries. On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. Management is still conducting an internal review of the facts and circumstances surrounding this matter and filed a Motion to Dismiss, which was continued to an indefinite date. At this time, no basis for any material liability has been identified. The Banks plan to vigorously defend the claims asserted in the suit.

NOTE 10:         CAPITAL STOCK

        At the Company’s annual shareholder meeting held on March 30, 2004, the shareholders approved an amendment to the Articles of Incorporation reducing the par value of the Class A Common Stock from $1.00 to $0.01 and eliminating the authority of the Company to issue Class B common stock, Class A Preferred Stock and Class B Preferred Stock.

NOTE 11:         UNDIVIDED PROFITS

        The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At March 31, 2004, the bank subsidiaries had approximately $11 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

        The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier l leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2004, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “total risk-based capital” ratio was 14.81% at March 31, 2004.

NOTE 12:         STOCK OPTIONS AND RESTRICTED STOCK

        At March 31, 2004, the Company had stock options outstanding of 664,280 shares and stock options exercisable of 478,640 shares. During the first three months of 2004, there were 35,697 shares issued upon exercise of stock options, options for 1,000 shares expired and 2,000 additional stock options of the Company were granted. Also, 2,000 additional shares of common stock of the Company were granted and issued as bonus shares of restricted stock, during the first three months of 2004.

NOTE 13:         ADDITIONAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(In thousands)	2004	2003

Interest paid	$7,324	$8,304
Income taxes paid	$585	$300

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

NOTE 15:         COMMITMENTS AND CREDIT RISK

        The Company grants agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company’s diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 10.2% and 11.7% of the portfolio, as of March 31, 2004 and December 31, 2003, respectively.

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

        At March 31, 2004, the Company had outstanding commitments to extend credit aggregating approximately $198,543,000 and $370,508,000 for credit card commitments and other loan commitments, respectively. At December 31, 2003, the Company had outstanding commitments to extend credit aggregating approximately $200,401,000 and $320,658,000 for credit card commitments and other loan commitments, respectively.

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $14,916,000 and $14,180,000 at March 31, 2004 and December 31, 2003, respectively, with terms ranging from 90 days to three years. At March 31, 2004 the Company’s deferred revenue under standby letter of credit agreements is approximately $200,000.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

        We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated January 29, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP
BKD, LLP

Pine Bluff, Arkansas April 28, 2004 20

Item 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

        Simmons First National Corporation recorded earnings of $5,411,000 or $0.37 diluted earnings per share for the first quarter of 2004, compared to earnings of $5,332,000, or $0.37 diluted earnings per share for same period in 2003. This represents a $79,000 increase in the first quarter 2004 earnings over 2003. Return on average assets and return on average stockholders’ equity for the three-month period ended March 31, 2004, was 0.96% and 10.09%, compared to 1.10% and 10.76%, respectively, for the same period in 2003.

        The extremely low interest rate environment in the first quarter of 2003 produced unusually high demand in both mortgage production and investment banking operation. Even though interest rates remain low, the demand for these products has moderated. Offsetting the reduced demand in the mortgage production and investment banking operations were the improved levels of service charges on deposits and the increase in income from student loan premiums. Thus, the first quarter 2004 earnings over 2003 were only up slightly.

        Total assets for the Company at March 31, 2004, were $2.395 billion, an increase of $159.0 million from the same figure at December 31, 2003. This increase primarily reflects the growth related to the merger with Alliance Bancorporation Inc. (ABI) during the first quarter of 2004. Stockholders’ equity at the end of the first quarter of 2004, which includes the merger of ABI, was $230.0 million, a $19.6 million, or 9.3%, increase from December 31, 2003.

        The allowance for loan losses as a percent of total loans equaled 1.78% and 1.79% as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, non-performing loans equaled 1.05% of total loans compared to 0.82% as of year-end 2003. As of March 31, 2004, the allowance for loan losses equaled 170% of non-performing loans compared to 219% at year-end 2003.

        Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. Upon completion of a recently announced branch acquisition scheduled for June, the Company’s eight banks will conduct financial operations from 79 offices, of which 77 are financial centers, located in 45 communities.

CRITICAL ACCOUNTING POLICIES

Overview

        Management has reviewed its various accounting policies. Based on this review management believes the policies most critical to the Company are the policies associated with its lending practices including the accounting for the allowance for loan losses, treatment of goodwill, recognition of fee income, estimates of income taxes and employee benefit plans as it relates to stock options.

Loans

        Loans, the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are reported at their outstanding principal balance adjusted for any loans charged off and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated life of the loan. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

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

Fee Income

        Periodic credit card fees, net of direct origination costs, are recognized as revenue on a straight-line basis over the period the fee entitles the cardholder to use the card. Origination fees and costs for other loans are being amortized over the estimated life of the loan.

Income Taxes

        Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Employee Benefit Plans

        The Company has a stock-based employee compensation plan. Presently, the Company accounts for this plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

ACQUISITIONS

        On March 3, 2004, the Company completed the execution of a branch purchase and assumption agreement under the terms of which, Cross County Bank will sell its Weiner, Arkansas location to Simmons First Bank of Jonesboro, a subsidiary of the Company. The acquisition will involve approximately $6 million in total deposits and the fixed assets used in the branch operation. No loans are involved in the transaction. The acquisition is expected to close in June 2004.

        On March 19, 2004, the Company merged with ABI. ABI owned Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets (including goodwill and core deposits), loans and deposits of approximately $155 million, $70 million and $110 million, respectively. During the second quarter of 2004, Alliance Bank changed its name to Simmons First Bank of Hot Springs and continues to operate as a separate community bank with the same board of directors, management and staff.

        On November 21, 2003, the Company completed the purchase of nine financial centers from Union Planters Bank, N.A. Six locations are in North Central Arkansas and include Clinton, Marshall, Mountain View, Fairfield Bay, Leslie and Bee Branch. Three locations are in Northeast Arkansas communities and include Hardy, Cherokee Village and Mammoth Spring. The nine locations had combined deposits of $130 million with acquired assets of $119 million including selected loans, premises, cash, goodwill, core deposits and other assets.

NET INTEREST INCOME

        Net interest income, the Company’s principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50% for March 31, 2004 and 2003).

        For the three-month period ended March 31, 2004, net interest income on a fully taxable equivalent basis was $20.9 million, an increase of $1.2 million, or 6.2%, from the same period in 2003. The increase in net interest income was the result of a $385,000 increase in interest income and an $835,000 decrease in interest expense.

        The $385,000 increase in interest income primarily is the result of a $266.6 million increase in average interest earning assets associated with the acquisitions and internal growth, which was offset by the 76 basis point decrease in the yield earned on earning assets associated with the lower interest rate environment. The higher level of average interest earning assets resulted in a $3.6 million improvement in interest income. More specifically, the higher level of average interest earning assets was the result of increases of approximately $112.6 million and $154.0 million from acquisitions and internal growth, respectively. The lower interest rates accounted for a $3.2 million reduction in interest income. The most significant component of this reduction was the $2.5 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 70% to 75% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate paid on the loan portfolio decreased 82 basis points from 7.22% to 6.40%.

        The $835,000 decrease in interest expense is the result a $232.8 million increase in average interest bearing liabilities associated with the acquisitions and internal growth, which was offset by the 48 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment. The higher level of average interest bearing liabilities resulted a $1.2 million increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $144.0 million, $30.1 million and $58.7 million from acquisitions, debt issued to capital trusts and internal growth, respectively. While the lower interest rates accounted for a $2.1 million reduction of interest expense. The most significant component of this reduction was the $1.5 million decrease associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 80% to 85% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits decreased 71 basis points from 2.76% to 2.05%.

        The Company’s net interest margin decreased 36 basis points to 4.03% for the three-month period ended March 31, 2004, when compared to 4.39% for the same period in 2003. The decrease in net interest margin can primarily be attributed to three factors. The first is called securities and prepaid loans during 2003 and the resulting repricing when interest rates were at historical lows. Second, while there was overall growth in the Company’s loan portfolio, two of the higher yielding products, credit cards and consumer lending, decreased approximately $22 million from March 31, 2003 to March 31, 2004. Third, the recently completed acquisitions negatively impact net interest margin approximately 10 basis points on an annualized basis, primarily due to the additional debt incurred for these transactions.

        Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2004 and 2003, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month periods ended March 31, 2004 versus March 31, 2003.

Table 1:     Analysis of Net Interest Income
(FTE = Fully Taxable Equivalent)

	Period Ended March 31

(In thousands)	2004	2003

Interest income	$27,274	$26,874
FTE adjustment	778	793

Interest income – FTE	28,052	27,667
Interest expense	7,159	7,994

Net interest income – FTE	$20,893	$19,673

Yield on earning assets – FTE	5.41%	6.17%
Cost of interest bearing liabilities	1.64%	2.12%
Net interest spread – FTE	3.77%	4.05%
Net interest margin – FTE	4.03%	4.39%

Table 2:     Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	March 31, 2004 vs. 2003

Increase due to change in earning assets	$3,622
Decrease due to change in earning asset yields	(3,237)
Decrease due to change in interest bearing liabilities	(1,232)
Increase due to change in interest rates paid on
interest bearing liabilities	2,067

Increase in net interest income	$1,220

25

        Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the periods ended March 31, 2004 and 2003. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:     Average Balance Sheets and Net Interest Income Analysis

	Period Ended March 31

	2004			2003

(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$60,587	$118	0.78	$51,151	$135	1.07
Federal funds sold	83,915	195	0.93	83,873	214	1.03
Investment securities - taxable	378,545	2,891	3.07	291,368	2,716	3.78
Investment securities - non-taxable	118,603	1,909	6.47	115,019	1,963	6.92
Mortgage loans held for sale	7,946	112	5.67	21,635	300	5.62
Assets held in trading accounts	622	3	1.94	762	2	1.06
Loans	1,434,915	22,824	6.40	1,254,720	22,337	7.22

Total interest earning assets	2,085,133	28,052	5.41	1,818,528	27,667	6.17

Non-earning assets	185,945			153,094

Total assets	$2,271,078			$1,971,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$679,632	$1,050	0.62	$567,317	$1,327	0.95
Time deposits	866,564	4,416	2.05	809,491	5,517	2.76

Total interest bearing deposits	1,546,196	5,466	1.42	1,376,808	6,844	2.02
Federal funds purchased and
securities sold under agreement
to repurchase	100,947	252	1.00	84,839	223	1.07
Other borrowed funds
Short-term debt	6,287	16	1.02	1,679	5	1.21
Long-term debt	105,443	1,425	5.44	62,744	922	5.96

Total interest bearing liabilities	1,758,873	7,159	1.64	1,526,070	7,994	2.12

Non-interest bearing liabilities
Non-interest bearing deposits	280,755			230,222
Other liabilities	15,702			14,413

Total liabilities	2,055,330			1,770,705
Stockholders’ equity	215,748			200,917

Total liabilities and
stockholders’ equity	$2,271,078			$1,971,622

Net interest spread			3.77			4.05
Net interest margin		$20,893	4.03		$19,673	4.39

26

        Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2004, as compared to the same period of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:     Volume/Rate Analysis

	Period Ended March 31 2004 over 2003

(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$22	$(39)	$(17)
Federal funds sold	—	(19)	(19)
Investment securities - taxable	721	(546)	175
Investment securities - non-taxable	60	(114)	(54)
Mortgage loans held for sale	(193)	5	(188)
Assets held in trading accounts	—	1	1
Loans	3,012	(2,525)	487

Total	3,622	(3,237)	385

Interest expense
Interest bearing transaction and
savings accounts	230	(507)	(277)
Time deposits	368	(1,469)	(1,101)
Federal funds purchased
and securities sold under
agreements to repurchase	40	(11)	29
Other borrowed funds
Short-term debt	12	(1)	11
Long-term debt	582	(79)	503

Total	1,232	(2,067)	(835)

Increase in net
interest income	$2,390	$(1,170)	$1,220

27

PROVISION FOR LOAN LOSSES

        The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended March 31, 2004, was $2.144 million, which is comparable to the $2.197 million for the three-month period ended March 31, 2003.

NON-INTEREST INCOME

        Total non-interest income was $9.6 million for the three-month period ended March 31, 2004, compared to $9.3 million for the same period in 2003. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees, credit card fees and student loan premiums. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

        Table 5 shows non-interest income for the three-month periods ended March 31, 2004 and 2003, respectively, as well as changes in 2004 from 2003.

Table 5:     Non-Interest Income

	Period Ended March 31		2004 Change from 2003

(In thousands)	2004	2003

Trust income	$1,400	$1,576	$(176)	-11.17%
Service charges on deposit accounts	3,227	2,454	773	31.50
Other service charges and fees	545	479	66	13.78
Income on sale of mortgage loans,
net of commissions	751	1,164	(413)	-35.48
Income on investment banking,
net of commissions	215	531	(316)	-59.51
Credit card fees	2,310	2,319	(9)	-0.39
Student loan premiums	607	306	301	98.37
Other income	592	475	117	24.63

Total non-interest income	$9,647	$9,304	$343	3.69%

        Recurring fee income for the three-month period ended March 31, 2004, was $8.1 million, an increase of $955,000, or 13.4% from the three-month period ended March 31, 2003. For the three-month period ended March 31, 2004, service charges on deposit accounts and student loan premiums increased by $773,000 and $301,000, respectively, from the March 31, 2003, level.

        The increase in service charges on deposit accounts for 2003 is primarily the result of the recently completed acquisitions, growth in our transaction accounts, and an improvement in the fee structure on the Company’s deposit accounts. The improved fee structure is primarily associated with the Company’s new overdraft protection program, which accounted for slightly more than half of the $773,000 increase for the first quarter of 2004.

        The growth in student loans is associated with normal growth, the sale of PLUS loans, and a timing issue. More specifically, throughout the year, as student loans reach payout status, the Company generally sells student loans into the secondary market. Because of changes in the industry relative to loan consolidations, in order to protect the premium on these loans, the Company made the decision to sell loans prior to the payout period and this resulted in the earlier recognition of the premium in the first quarter rather than later in the year. This earlier recognition accounted for approximately $170,000 of the $301,000 increase for the first quarter of 2004.

        During the three-month period ended March 31, 2004, income on the sale of mortgage loans decreased $413,000 from the same period during 2003. Like most of the banking industry, the 2003 mortgage production revenues increased sharply because of the volume of new and refinanced mortgages due to the low interest rate environment. Also, like most of the banking industry beginning with the fourth quarter of 2003 and continuing in the first quarter of 2004, the Company experienced a significant slowdown in the volume of mortgage production. The Company is expecting to see a lower volume of mortgage production throughout the remainder of 2004 compared to 2003.

        During the three-month period ended March 31, 2004, income on investment banking decreased $316,000 from the same period during 2003. During 2003, the company experienced a significant increase in revenue from the investment banking operations. The increase in 2003 was driven by the low interest rate environment, coupled with significant liquidity in the market place, which resulted in increased activity in the bond market. During the first quarter of 2004, with an anticipation of an increase in interest rates during the year, the Company has experienced a slowdown in activity in the bond market.

        The earnings per share effect of the decreases associated with the mortgage production revenues and the fees associated with the investment banking operations, resulted in a decline of approximately $0.03 per diluted share for first quarter of 2004 versus first quarter of 2003.

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

        Non-interest expense for the three-month period ended March 31, 2004, was $19.7 million, an increase of $1.5 million or 8.2%, from the same period in 2003. This increase is primarily the result of the increase in normal ongoing operating expenses and the additional expenses associated with the recently completed acquisitions. Excluding the recently completed acquisitions, the increase in non-interest expense was 3.3%.

        Table 6 below shows non-interest expense for the periods ended March 31, 2004 and 2003, respectively, as well as changes to the first three months of 2004 from first three months of 2003, respectively.

Table 6:     Non-Interest Expense

	Period Ended March 31		2004 Change from 2003

(In thousands)	2004	2003

Salaries and employee benefits	$11,805	$10,742	$1,063	9.90%
Occupancy expense, net	1,318	1,331	(13)	-0.98
Furniture and equipment expense	1,358	1,382	(24)	-1.74
Loss on foreclosed assets	44	35	9	25.71
Other operating expenses
Professional services	554	472	82	17.37
Postage	582	499	83	16.63
Telephone	427	360	67	18.61
Credit card expenses	603	495	108	21.82
Operating supplies	378	364	14	3.85
FDIC insurance	69	69	—	0.00
Amortization of intangibles	173	26	147	565.38
Other expense	2,381	2,419	(38)	-1.57

Total non-interest expense	$19,692	$18,194	$1,498	8.23%

30

LOAN PORTFOLIO

        The Company’s loan portfolio averaged $1.435 billion and $1.254 billion during the first three months of 2004 and 2003, respectively. As of March 31, 2004, total loans were $1.504 billion, an increase of $86.0 million from December 31, 2003. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

        Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $382.1 million at March 31, 2004, or 25.4% of total loans, compared to $395.2 million, or 27.9% of total loans at December 31, 2003. The consumer loan decrease from December 31, 2003 to March 31, 2004 is the result of the Company’s lower credit card portfolio and indirect lending, which was partially offset by an increase in student loans. The consumer market, particularly credit card and indirect lending, continues to be one of the Company’s greatest challenges. The credit card portfolio continued its decline as the result of an on-going decrease in the number of cardholder accounts, due to competitive pressure in the credit card industry. The decline in the indirect consumer loan portfolio was the result of the on-going special financing incentives from car manufacturers and the impact of Arkansas’s usury law on indirect lending. The increase in student loans was the result of normal growth due to the greater demand for that product. However, the Company’s decision to sell student loans prior to the payout period, because of the changes in the industry relative to loan consolidations, lowered the overall increase.

        Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $888.8 million at March 31, 2004, or 59.1% of total loans, compared to the $782.0 million, or 55.1% of total loans at December 31, 2003. The real estate loan increase is the result of the first quarter acquisition of ABI combined with an improved demand for construction and commercial real estate loans.

        Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $219.4 million at March 31, 2004, or 14.6% of total loans, which is comparable to $225.9 million, or 15.9% of total loans at December 31, 2003.

        The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:     Loan Portfolio

(In thousands)	March 31, 2004	December 31, 2003

Consumer
Credit cards	$153,505	$165,919
Student loans	89,829	86,301
Other consumer	138,818	142,995
Real Estate
Construction	135,143	111,567
Single family residential	287,143	261,936
Other commercial	466,558	408,452
Commercial
Commercial	164,252	162,122
Agricultural	51,536	57,393
Financial institutions	3,622	6,370
Other	13,767	15,259

Total loans	$1,504,173	$1,418,314

32

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

        At March 31, 2004, impaired loans were $22.7 million compared to $19.0 million at December 31, 2003. The increase in impaired loans from December 31, 2003, primarily relates to the increase in the Company’s non-performing loans. The most significant increase in non-performing loans was primarily associated with one loan for $1.8 million, which was put on nonaccrual during the first quarter of 2004 but has subsequently been paid off in April 2004. Also contributing to the increase was the $776,000 increase from the ABI acquisition completed in the first quarter of 2004, with the remainder of the increase related to the catfish industry and other general increases throughout the Company.

        Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8:     Non-performing Assets

(In thousands)	March 31, 2004	December 31, 2003

Nonaccrual loans	$13,724	$10,049
Loans past due 90 days or more
(principal or interest payments)	2,062	1,518

Total non-performing loans	15,786	11,567

Other non-performing assets
Foreclosed assets held for sale	2,509	2,979
Other non-performing assets	29	393

Total other non-performing assets	2,538	3,372

Total non-performing assets	$18,324	$14,939

Allowance for loan losses to
non-performing loans	169.54%	219.13%
Non-performing loans to total loans	1.05%	0.82%
Non-performing assets to total assets	0.77%	0.67%

        Approximately $220,000 and $185,000 of interest income would have been recorded for the three-month periods ended March 31, 2004 and 2003, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the three-month periods ended March 31, 2004 and 2003.

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

        An analysis of the allowance for loan losses is shown in Table 9.

Table 9:     Allowance for Loan Losses

(In thousands)	2004	2003

Balance, beginning of year	$25,347	$21,948

Loans charged off
Credit card	1,262	1,160
Other consumer	607	547
Real estate	231	458
Commercial	172	648

Total loans charged off	2,272	2,813

Recoveries of loans previously charged off
Credit card	161	207
Other consumer	177	209
Real estate	20	24
Commercial	79	54

Total recoveries	437	494

Net loans charged off	1,835	2,319
Allowance for loan losses on acquisition	1,108	—
Provision for loan losses	2,144	2,197

Balance, March 31	$26,764	$21,826

Loans charged off
Credit card		3,545
Other consumer		1,440
Real estate		1,046
Commercial		2,026

Total loans charged off		8,057

Recoveries of loans previously charged off
Credit card		463
Other consumer		435
Real estate		194
Commercial		933

Total recoveries		2,025

Net loans charged off		6,032
Allowance for loan losses on acquisition		2,964
Provision for loan losses		6,589

Balance, end of year		$25,347

36

Provision for loan losses

        The amount of provision to the allowance during the three-month periods ended March 31, 2004 and 2003, and for the year ended 2003 was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management’s practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

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

        During the three months ended March 31, 2004, the Company experienced an increase of $1.4 million in the real estate allocation of the allowance for loan losses. This increase is primarily the result of the acquisition during the first quarter of 2004. The allocation of allowance for loan losses for credit cards, other consumer loans, commercial loans and the unallocated for March 31, 2004, is consistent with December 31, 2003.

        While the Company still has some concerns over the uncertainty of the economy and the impact of foreign imports on the catfish industry in Arkansas, management believes the allowance for loan losses is adequate for the period ended March 31, 2004.

        An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10:     Allocation of Allowance for Loan Losses

	March 31, 2004		December 31, 2003

(In thousands)	Allowance Amount	% of loans*	Allowance Amount	% of loans*

Credit cards	$3,827	10.2%	$3,913	11.7%
Other consumer	1,418	15.2%	1,597	16.2%
Real estate	10,126	59.1%	8,723	55.1%
Commercial	5,736	14.5%	5,113	15.9%
Other	—	1.0%	4	1.1%
Unallocated	5,657		5,997

Total	$26,764	100.0%	$25,347	100.0%

*Percentage of loans in each category to total loans. 37

DEPOSITS

        Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 76 financial centers as of March 31, 2004. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more. As of March 31, 2004, core deposits comprised 81.6% of the Company’s total deposits.

        The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, it allows managers in the local markets to establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. Although the interest rate environment is at a historical low, the Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, internal deposit growth and acquired deposits were $10.3 million and $111.0 million, respectively, for a total increase of $121.3 million. More specifically, total deposits as of March 31, 2004, were $1.925 billion versus $1.803 billion on December 31, 2003.

        Although the Company has historically low interest rates on its time deposits, total time deposits increased $3.4 million and $40.4 million as a result of internal deposit growth and acquired deposits, respectively, to $906.0 million from $862.2 million at December 31, 2003. Non-interest bearing transaction accounts increased by $3.1 million and $18.2 million as a result of internal deposit growth and acquired deposits, respectively, to $291.6 million compared to $270.3 million at December 31, 2003. Interest bearing transaction and savings accounts was $727.3 million, which is a $3.9 million and $52.5 million increase as a result of internal deposit growth and acquired deposits, respectively, when compared to the $670.9 million on December 31, 2003.

        The Company will continue to manage interest expense through deposit pricing and does not anticipate a significant change in total deposits. The Company believes that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences increased loan demand or other liquidity needs.

LONG-TERM DEBT

        During the three month period ended March 31, 2004, the Company increased long-term debt by $14.3 million, or 14.2% from December 31, 2003. This increase is primarily associated with additional FHLB long-term advances acquired in the acquisition of ABI completed during the first quarter of 2004.

CAPITAL

Overview

        At March 31, 2004, total capital reached $229.6 million. Capital represents shareholder ownership in the Company — the book value of assets in excess of liabilities. At March 31, 2004, the Company’s equity to asset ratio was 9.59% compared to 9.39% at year-end 2003.

Capital Stock

        At the Company’s annual shareholder meeting held on March 30, 2004, the shareholders approved an amendment to the Articles of Incorporation reducing the par value of the Class A Common Stock from $1.00 to $0.01 and eliminating the authority of the Company to issue Class B common stock, Class A Preferred Stock and Class B Preferred Stock.

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

        During the three-month period ended March 31, 2004, the Company did not repurchase any common shares of stock. As of March 31, 2004, the Company has repurchased a total of 743,564 common shares of stock with a weighted average repurchase price of $12.86 per share. Upon completion of the current plan, the Company expects to renew the repurchase program.

Cash Dividends

        The Company declared cash dividends on its common stock of $0.14 per share for the first quarter of 2004 compared to $0.125 per share (split adjusted) for the first quarter of 2003. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

Parent Company Liquidity

        The primary sources for payment of dividends by the Company to its shareholders and the share repurchase plan are the current cash on hand at the parent company plus the future dividends received from the eight affiliate banks. Payment of dividends by the eight affiliate banks is subject to various regulatory limitations. Reference is made to the Liquidity and Market Risk Management discussion of the MD&A for additional information regarding the parent company’s liquidity.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2004, the Company meets all capital adequacy requirements to which it is subject.

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

        The Company’s risk-based capital ratios at March 31, 2004 and December 31, 2003, are presented in Table 11.

Table 11:     Risk-Based Capital

(In thousands)	March 31, 2004	December 31, 2003

Tier 1 capital
Stockholders’ equity	$229,615	$209,995
Trust preferred securities, net allowable	47,013	47,250
Intangible assets	(65,784)	(50,417)
Unrealized gain on available-
for-sale securities	(1,444)	286
Other	(1,134)	(1,160)

Total Tier 1 capital	208,266	205,954

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	353	326
Qualifying allowance for loan losses	19,325	18,320

Total Tier 2 capital	19,678	18,646

Total risk-based capital	$227,944	$224,600

Risk weighted assets	$1,539,247	$1,458,583

Assets for leverage ratio	$2,203,461	$2,082,552

Ratios at end of year
Leverage ratio	9.45%	9.89%
Tier 1 capital	13.54%	14.12%
Total risk-based capital	14.81%	15.40%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%
41

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this quarterly report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, allowance for loan losses, the effect of certain new accounting standards on the Company’s financial statements, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of pending litigation, acquisition strategy, legal and regulatory limitations and compliance and competition.

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

Item 3:      Quantitative and Qualitative Disclosure About Market Risk

Parent Company

        The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At March 31, 2004, undivided profits of the Company’s subsidiaries were approximately $115 million, of which approximately $11 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

        Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and makes adjustments as needed. At March 31, 2004, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At March 31, 2004, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 24.2% of total assets, as compared to 23.7% at December 31, 2003.

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

        The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its affiliates have approximately $85 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $43 million in funds on a given day. Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on month to month basis.

        Secondly, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 66% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

        Finally, the Company’s affiliate banks have lines of credits available with Federal Home Loan Bank. While the Company has used portions of those lines only to match off longer-term mortgage loans, the Company could use those lines to meet liquidity needs. Approximately $305 million of these lines of credit is currently available, if needed.

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

        Table A below presents the Company’s interest rate sensitivity position at March 31, 2004. This Gap analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities (investment securities are according to call dates) and repricing periods rather than estimating more realistic behaviors, as is done in the simulation models. Also, the Gap analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A:     Interest Rate Sensitivity

	Interest Rate Sensitivity Period

(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets
Short-term investments	$135,407	$—	$—	$—	$—	$—	$—	$135,407
Assets held in trading
accounts	205	—	—	—	—	—	—	205
Investment securities	24,130	38,343	6,737	28,236	49,497	180,819	216,961	544,723
Mortgage loans held for sale	13,327	—	—	—	—	—	—	13,327
Loans	404,778	279,857	239,018	210,240	192,765	162,089	15,426	1,504,173

Total earning assets	577,847	318,200	245,755	238,476	242,262	342,908	232,387	2,197,835

Interest bearing liabilities
Interest bearing transaction
and savings deposits	303,493	—	—	—	84,753	254,259	84,753	727,258
Time deposits	110,220	164,116	180,254	289,637	118,994	42,729	—	905,950
Short-term debt	90,248	4,500	—	—	—	—	—	94,748
Long-term debt	10,701	1,866	3,809	4,582	11,045	27,382	55,872	115,257

Total interest bearing
liabilities	514,662	170,482	184,063	294,219	214,792	324,370	140,625	1,843,213

Interest rate sensitivity Gap	$63,185	$147,718	$61,692	$(55,743)	$27,470	$18,538	$91,762	$354,622

Cumulative interest rate
sensitivity Gap	$63,185	$210,903	$272,595	$216,852	$244,322	$262,860	$354,622
Cumulative rate sensitive asset
to rate sensitive liabilities	112.3%	130.8%	131.4%	118.6%	117.7%	115.4%	119.2%
Cumulative Gap as a % of
earning assets	2.9%	9.6%	12.4%	9.9%	11.1%	12.0%	16.1%

Item 4.     Controls and Procedures

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

Identity(1)	Date of Sale	Number of Shares	Price(2)	Type of Transaction

2 Officers	January, 2004	3,600	7.9167	Incentive Stock Option
1 Officer	January, 2004	6,000	9.6665	Incentive Stock Option
1 Officer	January, 2004	1,200	10.2500	Incentive Stock Option
1 Officer	January, 2004	200	12.2180	Incentive Stock Option
1 Officer	January, 2004	300	12.2188	Incentive Stock Option
3 Officers	January, 2004	3,000	12.8334	Incentive Stock Option
3 Officers	January, 2004	320	16.0000	Incentive Stock Option
4 Officers	January, 2004	4,800	22.6250	Incentive Stock Option
2 Officers	January, 2004	2,200	29.4500	Incentive Stock Option
3 Officers	February, 2004	1,800	7.9167	Incentive Stock Option
9 Officers	February, 2004	1,060	16.0000	Incentive Stock Option
8 Officers	February, 2004	3,200	22.6250	Incentive Stock Option
1 Officer	March, 2004	200	10.5625	Incentive Stock Option
1 Officer	March, 2004	2,000	12.1250	Incentive Stock Option
2 Officers	March, 2004	500	12.2188	Incentive Stock Option
1 Officer	March, 2004	600	12.8335	Incentive Stock Option
9 Officers	March, 2004	1,840	16.0000	Incentive Stock Option
6 Officers	March, 2004	2,877	22.6250	Incentive Stock Option

Notes:

1.	The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans, which occurred at the same price during a calendar month.

2.	The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer.
47

Item 4.     Submission of Matters to a Vote of Security Holders.

    (a)        The annual shareholders meeting of the Company was held on March 30, 2004. The matters submitted to the security holders for approval included (1) setting the number of directors at eight (8), (2) the election of eight (8) directors and (3) an amendment to the Articles of Incorporation reducing the par value of the Class A Common Stock from $1.00 to $0.01 and eliminating the authority of the Company to issue Class B common stock, Class A Preferred Stock and Class B Preferred Stock.

    (b)        At the annual meeting, all eight (8) incumbent directors were re-elected by proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, without any solicitation in opposition thereto.

        The following table shows the required analysis of the voting by security holders at the annual meeting of shareholders held on March 30, 2004:

Voting of Shares
				Broker
Action	For	Against	Abstain	Non-Votes

Set number of	9,663,766	20,219	8,875	2,371,077
directors
at eight (8)

		Withhold	Broker
Election of Directors:	For	Authority	Non-Votes

William E. Clark	9,630,419	62,135	2,371,424
Steven A. Cossé	9,628,019	62,135	2,374,039
Lara F. Hutt, III	9,628,619	62,135	2,373,224
George A. Makris, Jr.	9,628,105	62,649	2,373,224
J. Thomas May	9,628,609	62,145	2,373,224
David R. Perdue	9,583,595	107,118	2,373,224
Harry L. Ryburn	9,581,785	107,128	2,375,024
Henry F. Trotter, Jr.	9,498,349	63,159	2,376,913

Action	For	Against	Abstain	Non-Votes

Amendment to Articles
of Incorporation	7,754,546	90,360	136,961	3,954,754
48

Item 6.     Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 2	–	Articles of Merger from the merger with Alliance Bancorporation, Inc.*

Exhibit 4	–	Restated Articles of Incorporation for Simmons First National Corporation.*

Exhibit 31.1	–	Rule 13a-14(a)/15d–14(a) Certification – J. Thomas May, Chairman, President and Chief Executive Officer.*

Exhibit 31.2	–	Rule 13a-14(a)/15d–14(a) Certification – Robert A. Fehlman, Chief Financial Officer.*

Exhibit 32.1	–	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman, President and Chief Executive Officer.*

Exhibit 32.2	–	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 – Robert A. Fehlman, Chief Financial Officer.*
* Filed herewith. 49

b)     Reports on Form 8-K

        The registrant filed Form 8-K on January 9, 2004. The report contained the text of a press release issued by the registrant concerning the announcement of a branch expansion in Northeast Arkansas.

        The registrant filed Form 8-K on January 15, 2004. The report contained the text of a press release issued by the registrant concerning the announcement of fourth quarter 2003 earnings.

        The registrant filed Form 8-K on January 16, 2004. The report contained the text of the script used by J. Thomas May, Chairman and Chief Executive Officer and Barry L. Crow, Chief Financial Officer, during the registrant’s Fourth Quarter Earnings Release Conference Call held on January 15, 2004.

        The registrant filed Form 8-K on January 29, 2004. The report contained the text of a press release concerning the Simmons First National Corporation Board approving the election of Steven A. Cosse’ as a board director of the company.

        The registrant filed Form 8-K on February 27, 2004. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

        The registrant filed Form 8-K on March 22, 2004. The report contained the text of a press release issued by the registrant announcing the promotions of Barry L. Crow to Executive Vice President and Chief Operating Officer and Robert A. (Bob) Fehlman to Senior Vice President and Chief Financial Officer.

        The registrant filed Form 8-K on March 23, 2004. The report contained the text of a press release issued by the registrant concerning the completion of the acquisition of Alliance Bank of Hot Springs.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: April 30, 2004	/s/ J. Thomas May

J. Thomas May, Chairman,
President and Chief Executive Officer

Date: April 30, 2004	/s/ Robert A. Fehlman

Robert A. Fehlman, Senior Vice President
and Chief Financial Officer

51