Form 10-Q
period 2004-06-30
SIMMONS FIRST NATIONAL CORP
filed 2004-08-02
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2004	Commission File Number 06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas (State or other jurisdiction of incorporation or organization)	71-0407808 (I.R.S. Employer Identification No.)

501 Main Street Pine Bluff, Arkansas (Address of principal executive offices)	71601 (Zip Code)

Registrant’s telephone number, including area code	870-541-1000

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO

Indicate the number of shares outstanding of each of issuer’s classes of common stock.

Class A, Common            14,614,074

SIMMONS FIRST NATIONAL CORPORATION

INDEX

		Page No.

Part I:	Summarized Financial Information

Item 1	Consolidated Balance Sheets —
	June 30, 2004 and December 31, 2003	3-4

	Consolidated Statements of Income —
	Three months and six months ended
	June 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows —
	Six months ended June 30, 2004 and 2003	6

	Consolidated Statements of Stockholders’ Equity
	Six months ended June 30, 2004 and 2003	7

	Condensed Notes to Consolidated Financial Statements	8-18

	Review by Independent Registered Public Accounting Firm	19

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20-44

Item 3	Quantitative and Qualitative Disclosure About Market Risk	45-48

Item 4	Controls and Procedures	48

Part II:	Other Information

Item 2	Changes in Securities	49

Item 6	Exhibits and Reports on Form 8-K	50

Signatures		51

Part I: Summarized Financial Information
Item 1: Consolidated Financial Statements and Condensed Notes to Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003

ASSETS

(In thousands, except share data)	June 30, 2004	December 31, 2003

	(Unaudited)
Cash and non-interest bearing balances due from banks	$79,555	$78,205
Interest bearing balances due from banks	12,660	31,850
Federal funds sold and securities purchased
under agreements to resell	41,555	91,560

Cash and cash equivalents	133,770	201,615
Investment securities	555,414	491,950
Mortgage loans held for sale	9,094	12,211
Assets held in trading accounts	389	90
Loans	1,543,163	1,418,314
Allowance for loan losses	(27,268)	(25,347)

Net loans	1,515,895	1,392,967

Premises and equipment	51,614	49,369
Foreclosed assets held for sale, net	1,641	2,979
Interest receivable	12,797	12,678
Goodwill	60,432	45,159
Core deposits	6,243	5,258
Other assets	23,224	21,502

TOTAL ASSETS	$2,370,513	$2,235,778

See Condensed Notes to Consolidated Financial Statements.	3

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	June 30, 2004	December 31, 2003

	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$298,556	$270,343
Interest bearing transaction accounts and savings deposits	746,595	670,908
Time deposits	885,919	862,217

Total deposits	1,931,070	1,803,468
Federal funds purchased and securities sold
under agreements to repurchase	70,656	100,209
Short-term debt	11,665	6,833
Long-term debt	112,791	100,916
Accrued interest and other liabilities	16,721	14,357

Total liabilities	2,142,903	2,025,783

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share at 2004 and
$1 a share at 2003, authorized 30,000,000 shares, 14,614,074
issued and outstanding at 2004 and 14,101,521 at 2003	146	14,102
Surplus	63,044	35,988
Undivided profits	167,864	160,191
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale securities, net
of income tax credit of $2,064 in 2004 and $170 in 2003	(3,444)	(286)

Total stockholders’ equity	227,610	209,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,370,513	$2,235,778

See Condensed Notes to Consolidated Financial Statements.	4

Simmons First National Corporation
Consolidated Statements of Income
Three Months and Six Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$23,802	$22,526	$46,534	$44,765
Federal funds sold and securities purchased
under agreements to resell	110	160	305	374
Investment securities	4,343	4,005	8,457	7,989
Mortgage loans held for sale	174	352	286	652
Assets held in trading accounts	1	7	4	9
Interest bearing balances due from banks	76	156	194	291

TOTAL INTEREST INCOME	28,506	27,206	55,780	54,080

INTEREST EXPENSE
Deposits	5,652	6,384	11,118	13,228
Federal funds purchased and securities sold
under agreements to repurchase	202	194	454	417
Short-term debt	24	7	40	12
Long-term debt	1,478	1,363	2,903	2,285

TOTAL INTEREST EXPENSE	7,356	7,948	14,515	15,942

NET INTEREST INCOME	21,150	19,258	41,265	38,138
Provision for loan losses	2,019	2,196	4,163	4,393

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	19,131	17,062	37,102	33,745

NON-INTEREST INCOME
Trust income	1,233	1,166	2,633	2,742
Service charges on deposit accounts	3,767	2,639	6,994	5,093
Other service charges and fees	518	317	1,063	796
Income on sale of mortgage loans, net of commissions	1,045	1,463	1,796	2,627
Income on investment banking, net of commissions	198	597	413	1,128
Credit card fees	2,517	2,512	4,827	4,831
Student loan premiums	843	324	1,450	630
Other income	670	627	1,262	1,102
Gain on sale of mortgage servicing	—	771	—	771
Gain on sale of securities, net	—	—	—	—

TOTAL NON-INTEREST INCOME	10,791	10,416	20,438	19,720

NON-INTEREST EXPENSE
Salaries and employee benefits	12,280	10,603	24,085	21,345
Occupancy expense, net	1,377	1,272	2,695	2,603
Furniture and equipment expense	1,399	1,219	2,757	2,601
Loss on foreclosed assets	137	127	181	162
Other operating expenses	5,375	4,716	10,542	9,420

TOTAL NON-INTEREST EXPENSE	20,568	17,937	40,260	36,131

INCOME BEFORE INCOME TAXES	9,354	9,541	17,280	17,334
Provision for income taxes	3,066	3,012	5,581	5,473

NET INCOME	$6,288	$6,529	$11,699	$11,861

BASIC EARNINGS PER SHARE	$0.43	$0.46	$0.81	$0.84

DILUTED EARNINGS PER SHARE	$0.42	$0.45	$0.79	$0.82

See Condensed Notes to Consolidated Financial Statements.	5

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004 and 2003

(In thousands)	June 30, 2004	December 31, 2003

OPERATING ACTIVITIES	(Unaudited)
Net income	$11,699	$11,861
Items not requiring (providing) cash
Depreciation and amortization	2,651	2,692
Provision for loan losses	4,163	4,393
Net accretion of investment securities	674	(114)
Deferred income taxes	(491)	35
Provision for losses on foreclosed assets	35	103
Changes in
Interest receivable	676	1,148
Mortgage loans held for sale	3,117	2,632
Assets held in trading accounts	(299)	(20)
Other assets	792	510
Accrued interest and other liabilities	1,873	(2,173)
Income taxes payable	(765)	110

Net cash provided by operating activities	24,125	21,177

INVESTING ACTIVITIES
Net originations of loans	(58,865)	(34,584)
Purchase of branch location, net funds received	4,897	—
Purchase of Alliance Bancorporation, Inc., net	(7,818)	—
Purchase of premises and equipment, net	(2,295)	(1,574)
Proceeds from sale of foreclosed assets	2,078	837
Proceeds from maturities of available-for-sale securities	29,911	180,123
Purchases of available-for-sale securities	(20,146)	(249,610)
Proceeds from maturities of held-to-maturity securities	139,209	125,839
Purchases of held-to-maturity securities	(150,100)	(85,016)

Net cash used in investing activities	(63,129)	(63,985)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	10,688	(7,069)
Net proceeds (repayments) of short-term debt	4,832	(1,676)
Dividends paid	(4,026)	(3,603)
Proceeds from issuance of long-term debt	3,300	24,738
Repayment of long-term debt	(4,206)	(3,431)
Net decrease in federal funds purchased and securities
sold under agreements to repurchase	(38,252)	(6,363)
Repurchase of common stock, net	(1,177)	(917)

Net cash (used in) provided by financing activities	(28,841)	1,679

DECREASE IN CASH AND CASH EQUIVALENTS	(67,845)	(41,129)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	201,615	191,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,770	$150,416

See Condensed Notes to Consolidated Financial Statements.	6

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2004 and 2003

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (loss)	Undivided Profits	Total

Balance, December 31, 2002	$7,071	$44,495	$2,231	$143,808	$197,605
Comprehensive income
Net income	—	—	—	11,861	11,861
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $37	—	—	112	—	112

Comprehensive income					11,973
Exercise of 14,500 split adjusted
shares of stock options	9	132	—	—	141
Securities exchanged under stock option plan	(2)	(73)	—	—	(75)
Repurchase of 50,000 split adjusted
shares of common stock	(40)	(943)	—	—	(983)
Two for one stock split	7,066	(7,066)	—	—	—
Dividends paid - $0.255 per split adj. share	—	—	—	(3,603)	(3,603)

Balance, June 30, 2003	14,104	36,545	2,343	152,066	205,058
Comprehensive income
Net income	—	—	—	11,929	11,929
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credit of $1,579	—	—	(2,629)	—	(2,629)

Comprehensive income					9,300
Exercise of stock options - 43,700 shares	44	476	—	—	520
Securities exchanged under
employee option plan	(14)	(327)	—	—	(341)
Repurchase of common stock
- 32,000 shares	(32)	(706)	—	—	(738)
Dividends paid - $0.27 per share	—	—	—	(3,804)	(3,804)

Balance, December 31, 2003	14,102	35,988	(286)	160,191	209,995
Comprehensive income
Net income	—	—	—	11,699	11,699
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credit of $1,894	—	—	(3,158)	—	(3,158)

Comprehensive income					8,541
Stock issued as bonus shares - 2,000 shares	2	50	—	—	52
Change in the par value of common stock	(14,523)	14,523	—	—	—
Stock issued in connection with the merger
of Alliance Bancorporation	545	13,732	—	—	14,277
Exercise of stock options - 36,497 shares	36	510	—	—	546
Securities exchanged under stock option plan	(15)	(394)	—	—	(409)
Repurchase of common stock
- 56,515 shares of common stock	(1)	(1,365)	—	—	(1,366)
Dividends paid - $0.28 per share	—	—	—	(4,026)	(4,026)

Balance, June 30, 2004	$146	$63,044	$(3,444)	$167,864	$227,610

See Condensed Notes to Consolidated Financial Statements.	7

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

Earnings Per Share

              Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

              The following is the computation of per share earnings for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003

Net Income	$6,288	$6,529	$11,699	$11,861

Average common shares outstanding	14,657	14,128	14,421	14,138
Average potential dilutive common shares	335	240	335	240

Average diluted common shares	14,992	14,368	14,756	14,378

Basic earnings per share	$0.43	$0.46	$0.81	$0.84

Diluted earnings per share	$0.42	$0.45	$0.79	$0.82

NOTE 2: ACQUISITIONS

              On June 25, 2004, the Company completed the branch purchase in which Cross County Bank sold its Weiner, Arkansas location to Simmons First Bank of Jonesboro, a subsidiary of the Company. The acquisition included approximately $5.9 million in total deposits and the fixed assets used in the branch operation. No loans were involved in the transaction.

              On March 19, 2004, the Company merged with Alliance Bancorporation, Inc. (ABI). ABI owned Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets (including goodwill and core deposits), loans and deposits of approximately $155 million, $70 million and $110 million, respectively. During the second quarter of 2004, Alliance Bank changed its name to Simmons First Bank of Hot Springs and continues to operate as a separate community bank with virtually the same board of directors, management and staff.

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

NOTE 3: INVESTMENT SECURITIES

              The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30, 2004				December 31, 2003

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$8,039	$69	$(24)	$8,084	$12,583	$205	$—	$12,788
U.S. Government
agencies	22,494	48	(304)	22,238	30,017	194	(30)	30,181
Mortgage-backed
securities	516	11	—	527	553	12	—	565
State and political
subdivisions	126,456	1,465	(1,598)	126,323	113,306	2,700	(154)	115,852
Other securities	21,811	—	—	21,811	20,108	—	—	20,108

	$179,316	$1,593	$(1,926)	$178,983	$176,567	$3,111	$(184)	$179,494

Available-for-Sale
U.S. Treasury	$19,048	$1	$(116)	$18,933	$16,252	$79	$—	$16,331
U.S. Government
agencies	336,413	365	(6,487)	330,291	282,190	1,019	(2,537)	280,672
Mortgage-backed
securities	5,299	2	(274)	5,027	1,394	2	(14)	1,382
State and political
subdivisions	4,253	176	—	4,429	4,575	274	—	4,849
Other securities	16,590	828	—	17,418	11,425	724	—	12,149

	$381,603	$1,372	$(6,877)	$376,098	$315,836	$2,098	$(2,551)	$315,383

              The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $372,321,000 at June 30, 2004 and $355,456,000 at December 31, 2003.

              The book value of securities sold under agreements to repurchase amounted to $56,116,000 and $67,659,000 for June 30, 2004 and December 31, 2003, respectively.

              Income earned on securities for the six months ended June 30, 2004 and 2003, is as follows:

(In thousands)	2004	2003

Taxable
Held-to-maturity	$761	$1,790
Available-for-sale	5,206	3,691

Non-taxable
Held-to-maturity	2,365	2,378
Available-for-sale	125	130

Total	$8,457	$7,989

              Maturities of investment securities at June 30, 2004 are as follows:

	Held-to-Maturity		Available-for-Sale

(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$23,189	$23,389	$31,544	$31,589
After one through five years	75,648	75,621	227,955	224,475
After five through ten years	52,806	52,486	102,466	99,765
After ten years	5,862	5,676	3,048	2,851
Other securities	21,811	21,811	16,590	17,418

Total	$179,316	$178,983	$381,603	$376,098

              There were no gross realized gains or losses as of June 30, 2004 and 2003.

              Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

              The various categories are summarized as follows:

(In thousands)	June 30, 2004	December 31, 2003

Consumer
Credit cards	$150,265	$165,919
Student loans	72,410	86,301
Other consumer	135,448	142,995
Real Estate
Construction	138,747	111,567
Single family residential	297,377	261,936
Other commercial	468,023	408,452
Commercial
Commercial	185,126	162,122
Agricultural	77,023	57,393
Financial institutions	3,322	6,370
Other	15,422	15,259

Total loans before allowance for loan losses	$1,543,163	$1,418,314

              During the first six months of 2004, foreclosed assets held for sale decreased $1,338,000 to $1,641,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at June 30, 2004, were $53,000, $11,397,000 and $1,415,000, respectively, bringing the total of non-performing assets to $14,506,000.

              Transactions in the allowance for loan losses are as follows:

(In thousands)	June 30, 2004	December 31, 2003

Balance, beginning of year	$25,347	$21,948
Additions
Provision charged to expense	4,163	4,393
ABI allowance for loan losses	1,108	—

	30,618	26,341

Deductions
Losses charged to allowance, net of recoveries
of $1,162 and $939 for the first six months of
2004 and 2003, respectively	3,350	4,112

Balance, June 30	$27,268	22,229

Additions
Provision charged to expense		4,393
Allowance for loan losses of acquired branches		2,964

		29,586

Deductions
Losses charged to allowance, net of recoveries
of $1,580 for the last six months of 2003		4,239

Balance, end of year		$25,347

              At June 30, 2004 and December 31, 2003, impaired loans totaled $20,009,000 and $19,033,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at June 30, 2004, were $5,583,000 and $4,395,000 at December 31, 2003.

              Approximately, $268,000 and $252,000 of interest income was recognized on average impaired loans of $20,596,000 and $17,060,000 as of June 30, 2004 and 2003, respectively. Interest recognized on impaired loans on a cash basis during the first six months of 2004 and 2003 was immaterial.

NOTE 5: GOODWILL AND OTHER INTANGIBLES

General Information

              The carrying basis and accumulated amortization of core deposits (net of core deposits that were fully amortized) at June 30, 2004 and December 31, 2003, were as follows:

(In thousands)	June 30, 2004	December 31, 2003

Gross carrying amount	$7,215	$5,854
Accumulated amortization	(972)	(596)

Net	$6,243	$5,258

              Core deposit amortization expense recorded for the six months ended June 30, 2004 and 2003, was $376,000 and $51,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2004 - $786,000; 2005 - $818,000; 2006 - $816,000; 2007 - $804,000 and 2008 - $793,000.

              Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Acquisition Information

              As a result of the purchase of one financial center on June 25, 2004, the Company recorded additional goodwill and core deposits of $340,000 and $116,000, respectively in 2004. The Company may have further adjustments to goodwill, none of which are expected to be material. However, the Company does not anticipate any further adjustments to the core deposit intangible for this transaction.

              As a result of the ABI merger on March 19, 2004, the Company recorded additional goodwill and core deposits of $14,673,000 and $1,245,000, respectively in 2004. The Company may have further adjustments to goodwill, none of which are expected to be material. However, the Company does not anticipate any further adjustments to the core deposit intangible for this transaction.

              As a result of the purchase of nine financial centers on November 21, 2003, the Company recorded additional goodwill of $260,000 during 2004. To date, the Company has recorded total goodwill and core deposits of $12,544,000 and $4,817,000, respectively for this transaction.

NOTE 6: TIME DEPOSITS

              Time deposits include approximately $340,368,000 and $336,411,000 of certificates of deposit of $100,000 or more at June 30, 2004 and December 31, 2003, respectively.

NOTE 7: INCOME TAXES

              The provision for income taxes is comprised of the following components:

(In thousands)	June 30, 2004	June 30, 2003

Income taxes currently payable	$6,072	$5,438
Deferred income taxes	(491)	35

Provision for income taxes	$5,581	$5,473

              The tax effects of temporary differences related to deferred taxes shown on the balance sheets are shown below:

(In thousands)	June 30, 2004	December 31, 2003

Deferred tax assets
Allowance for loan losses	$9,444	$8,661
Valuation of foreclosed assets	122	126
Deferred compensation payable	938	576
FHLB advances	216	—
Vacation compensation	694	614
Loan interest	232	232
Available-for-sale securities	2,064	170
Other	157	303

Total deferred tax assets	13,867	10,682

Deferred tax liabilities
Accumulated depreciation	(842)	(1,006)
Deferred loan fee income and expenses, net	(128)	(96)
FHLB stock dividends	(626)	(585)
Goodwill and core deposit amortization	(1,672)	(1,217)

Total deferred tax liabilities	(3,268)	(2,904)

Net deferred tax assets included in other
assets on balance sheets	$10,599	$7,778

              A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

(In thousands)	June 30, 2004	June 30, 2003

Computed at the statutory rate (35%)	$6,048	$6,067

Increase (decrease) resulting from:
Tax exempt income	(986)	(1,004)
Other differences, net	519	410

Actual tax provision	$5,581	$5,473

NOTE 8: LONG-TERM DEBT

              Long-term debt at June 30, 2004 and December 31, 2003, consisted of the following components:

(In thousands)	June 30, 2004	December 31, 2003

Note Payable, due 2007, at a floating rate of
0.90% above the 30 day LIBOR rate, reset
monthly, unsecured.	$8,000	$8,000
FHLB advances, due 2004 to 2023, 1.02% to 8.41%
secured by residential real estate loans.	56,077	45,666
Subordinated debt issued to capital trust, due 2027,
fixed at 9.12%, currently callable without penalty.	17,784	17,250
Subordinated debt issued to capital trust, due 2033,
fixed at 8.25%, callable in 2008 without penalty.	10,310	10,000
Subordinated debt issued to capital trust, due 2033,
floating rate of 2.80% above the three-month LIBOR
rate, reset quarterly, callable in 2008 without penalty.	10,310	10,000
Subordinated debt issued to capital trust, due 2033,
fixed rate of 6.97% until December 2010
and at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, thereafter, callable
in 2010 without penalty.	10,310	10,000

	$112,791	$100,916

              The subordinated debt issued to capital trusts are tax-advantaged trust preferred security issues that qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

              Aggregate annual maturities of long-term debt at June 30, 2004, are:

(In thousands)	Year	Annual Maturities

	2004	$6,586
	2005	11,008
	2006	12,254
	2007	10,501
	2008	6,407
	Thereafter	66,035

	Total	$112,791

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

NOTE 11: UNDIVIDED PROFITS

              The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At June 30, 2004, the Company’s bank subsidiaries had approximately $15 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

              The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier l leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2004, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “total risk-based capital” ratio was 14.53% at June 30, 2004.

NOTE 12: STOCK OPTIONS AND RESTRICTED STOCK

              At June 30, 2004, the Company had stock options outstanding of 642,400 shares and stock options exercisable of 547,080 shares. During the first six months of 2004, there were 36,497 shares issued upon exercise of stock options, options for 21,503 shares were forfeited or expired and 2,000 additional stock options of the Company were granted. Also, 2,000 additional shares of common stock of the Company were granted and issued as bonus shares of restricted stock, during the first six months of 2004.

NOTE 13: ADDITIONAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(In thousands)	2004	2003

Interest paid	$14,579	$16,552
Income taxes paid	$7,073	$5,328

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

NOTE 15: COMMITMENTS AND CREDIT RISK

              The Company grants agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company’s diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 9.7% and 11.7% of the portfolio, as of June 30, 2004 and December 31, 2003, respectively.

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

              At June 30, 2004, the Company had outstanding commitments to extend credit aggregating approximately $196,059,000 and $292,534,000 for credit card commitments and other loan commitments, respectively. At December 31, 2003, the Company had outstanding commitments to extend credit aggregating approximately $200,401,000 and $320,658,000 for credit card commitments and other loan commitments, respectively.

              Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $17,457,000 and $14,180,000 at June 30, 2004 and December 31, 2003, respectively, with terms ranging from 90 days to three years. At June 30, 2004 and December 31, 2003 the Company’s deferred revenue under standby letter of credit agreements is approximately $124,000 and $160,000, respectively.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Simmons First National Corporation
Pine Bluff, Arkansas

              We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 and cash flows and stockholders’ equity for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

              We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

              Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

              We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated January 29, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP BKD, LLP

Pine Bluff, Arkansas
July 27, 2004

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

              Simmons First National Corporation recorded earnings of $6,288,000, or $0.42 diluted earnings per share for the second quarter of 2004, compared to earnings of $6,529,000, or $0.45 diluted earnings per share for same period in 2003. Return on average assets and return on average stockholders’ equity for the three-month period ended June 30, 2004, was 1.06% and 11.00%, compared to 1.32% and 12.83%, respectively, for the same period in 2003.

              During the second quarter of 2003, the Company recorded a nonrecurring gain on sale of mortgage servicing of $771,000 pretax or $469,000 after-tax. This gain increased diluted earnings per share by $0.03 during the second quarter of 2003. Excluding this nonrecurring gain in the second quarter of 2003, the Company would have reported earnings of $6,060,000 (reported earnings of $6,529,000 less $469,000 after-tax gain) or a $228,000 increase in earnings while maintaining the same $0.42 diluted earnings per share for the second quarter of 2004. Refer to the Sale of Mortgage Servicing discussion for additional information regarding the Company’s nonrecurring gain.

              Earnings for the six-month period ended June 30, 2004, were $11,699,000, or $0.79 per diluted share. These earnings reflect a decrease of $162,000, or $0.03 per share, when compared to the six-month period ended June 30, 2003, earnings of $11,861,000, or $0.82 per diluted share. Annualized return on average assets and annualized return on average stockholders’ equity for the six-month period ended June 30, 2004, was 1.01% and 10.56%, compared to 1.21% and 11.81%, respectively, for the same period in 2003.

              An analysis of quarterly and year to date earnings reflect that 2003 included an unusually high demand in both mortgage production and investment banking operation, which was a result of the extremely low interest rate environment in 2003. Even though interest rates remain low in 2004, the demand for these products has moderated. Offsetting the reduced demand in the mortgage production and investment banking operations were the improved 2004 levels of service charges on deposits and the increase in income from student loan premiums. As a result, 2004 earnings per share when compared to 2003 were flat, excluding the previously mentioned nonrecurring gain on the sale of mortgage servicing in the second quarter of 2003.

              Total assets for the Company at June 30, 2004, were $2.371 billion, an increase of $134.7 million from the same figure at December 31, 2003. This increase primarily reflects the growth related to the merger with Alliance Bancorporation Inc. (ABI) during the first quarter of 2004. Stockholders’ equity at the end of the first quarter of 2004, which includes the merger of ABI, was $227.6 million, a $17.6 million, or 8.4%, increase from December 31, 2003.

              The allowance for loan losses as a percent of total loans equaled 1.77% and 1.79% as of June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, non-performing loans equaled 0.83% of total loans compared to 0.82% as of year-end 2003. As of June 30, 2004, the allowance for loan losses equaled 213% of non-performing loans compared to 219% at year-end 2003.

              Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company’s eight banks conduct financial operations from 80 offices, of which 78 are financial centers, located in 45 communities.

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

Loans

              Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any loans charged off and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated life of the loan. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

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

Goodwill

              Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. Financial Accounting Standards Board Statement No. 142 and No. 147 eliminated the amortization for these assets. Although, goodwill is not being amortized, it is being tested annually for impairment.

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

SALE OF MORTGAGE SERVICING

              During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share. On June 30, 1998, the Company sold its $1.2 billion residential mortgage-servicing portfolio. As a result of this sale, the Company established a reserve for potential liabilities due to certain representations and warranties made on the sale date. The time period for making claims under the terms of the mortgage servicing sale’s representations and warranties expired on June 30, 2003. Thus, the Company reversed this remaining reserve in the second quarter of 2003, which is reflected in the $771,000 pre-tax gain on sale of mortgage servicing. Excluding this nonrecurring gain, the Company would have reported $0.42 and $0.79 diluted earnings per share for the three and six months ended June 30, 2003.

ACQUISITIONS

              On June 25, 2004, the Company completed the branch purchase in which Cross County Bank sold its Weiner, Arkansas location to Simmons First Bank of Jonesboro, a subsidiary of the Company. The acquisition included approximately $5.9 million in total deposits and the fixed assets used in the branch operation. No loans were involved in the transaction.

              On March 19, 2004, the Company merged with Alliance Bancorporation, Inc. (ABI). ABI owned Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets (including goodwill and core deposits), loans and deposits of approximately $155 million, $70 million and $110 million, respectively. During the second quarter of 2004, Alliance Bank changed its name to Simmons First Bank of Hot Springs and continues to operate as a separate community bank with virtually the same board of directors, management and staff.

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

              The systems integration for the 2003 acquisition was completed on acquisition date. While the systems integration for the 2004 mergers and acquisitions were completed during the second quarter of 2004.

NET INTEREST INCOME

Overview

              Net interest income, the Company’s principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain tax-exempt income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50% for June 30, 2004 and 2003).

Net Interest Income Quarter-to-Date Analysis

              For the three-month period ended June 30, 2004, net interest income on a fully taxable equivalent basis was $21.9 million, an increase of $1.9 million, or 9.6%, from the same period in 2003. The increase in net interest income was the result of a $1.3 million increase in interest income and a $592,000 decrease in interest expense.

              The $1.9 million increase in interest income primarily is the result of a $351 million increase in average interest earning assets associated with the acquisitions and internal growth, which was offset by the 74 basis point decrease in the yield earned on earning assets associated with the lower interest rate environment. The higher level of average interest earning assets resulted in a $5.2 million improvement in interest income. More specifically, the higher level of average interest earning assets was the result of increases of approximately $222 million and $128 million from acquisitions and internal growth, respectively. The lower interest rates accounted for a $3.9 million reduction in interest income. The most significant component of this reduction was the $3.0 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 70% to 75% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate paid on the loan portfolio decreased 88 basis points from 7.16% to 6.28%.

              The $592,000 decrease in interest expense is the result of a $316 million increase in average interest bearing liabilities associated with the acquisitions, debt issued to capital trusts and internal growth, which was offset by the 49 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment. The higher level of average interest bearing liabilities resulted in a $1.5 million increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $228 million, $30 million and $58 million from acquisitions, debt issued to capital trusts and internal growth, respectively. The lower interest rates accounted for a $2.1 million reduction of interest expense. The most significant component of this reduction was the $1.2 million decrease associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 80% to 85% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits decreased 57 basis points from 2.57% to 2.00%.

Net Interest Income Year-to-Date Analysis

              For the six-month period ended June 30, 2004, net interest income on a fully taxable equivalent basis was $42.8 million, an increase of $3.1 million, or 7.9%, from the same period in 2003. The increase in net interest income was the result of a $1.7 million increase in interest income and a $1.4 million decrease in interest expense.

              The $1.7 million increase in interest income primarily is the result of a $309 million increase in average interest earning assets associated with the acquisitions and internal growth, which was offset by the 75 basis point decrease in the yield earned on earning assets associated with the lower interest rate environment. The higher level of average interest earning assets resulted in a $8.8 million improvement in interest income. More specifically, the higher level of average interest earning assets was the result of increases of approximately $169 million and $140 million from acquisitions and internal growth, respectively. The lower interest rates accounted for a $7.1 million reduction in interest income. The most significant component of this reduction was the $5.6 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 70% to 75% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate paid on the loan portfolio decreased 85 basis points from 7.19% to 6.34%.

              The $1.4 million decrease in interest expense is the result a $274 million increase in average interest bearing liabilities associated with the acquisitions, debt issued to capital trusts and internal growth, which was offset by the 49 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment. The higher level of average interest bearing liabilities resulted a $2.7 million increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $178 million, $30 million and $66 million from acquisitions, debt issued to capital trusts and internal growth, respectively. The lower interest rates accounted for a $4.1 million reduction of interest expense. The most significant component of this reduction was the $2.7 million decrease associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 80% to 85% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits decreased 65 basis points from 2.67% to 2.02%.

Net Interest Margin

              The Company’s net interest margin decreased 35 basis points to 4.05% for the three-month period ended June 30, 2004, when compared to 4.40% for the same period in 2003. The Company’s net interest margin also decreased 35 basis points to 4.04% for the six-month period ended June 30, 2004, when compared to 4.39% for the same period in 2003. These decreases in net interest margin can primarily be attributed to three factors. The first is securities that have been called and loans that have been prepaid during 2003 and the resulting repricing when interest rates were at historical lows. Second, while there was overall growth in the Company’s loan portfolio, two of the higher yielding loan products, credit cards and consumer lending, decreased approximately $19 million from June 30, 2003 to June 30, 2004. Third, the recently completed acquisitions negatively impacted net interest margin approximately 10 basis points on an annualized basis, primarily due to the additional debt incurred for these transactions.

Net Interest Income Tables

              Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2004 and 2003, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2004 versus June 30, 2003.

Table 1: Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003

Interest income	$28,506	$27,206	$55,780	$54,080
FTE adjustment	800	777	1,578	1,570

Interest income — FTE	29,306	27,983	57,358	55,650
Interest expense	7,356	7,948	14,515	15,942

Net interest income — FTE	$21,950	$20,035	$42,843	$39,708

Yield on earning assets — FTE	5.41%	6.15%	5.41%	6.16%
Cost of interest bearing liabilities	1.61%	2.10%	1.62%	2.11%
Net interest spread — FTE	3.80%	4.05%	3.79%	4.05%
Net interest margin — FTE	4.05%	4.40%	4.04%	4.39%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended June 30, 2004 vs. 2003	Six Months Ended June 30, 2004 vs. 2003

Increase due to change in earning assets	$5,213	$8,811
Decrease due to change in earning asset yields	(3,890)	(7,103)
Decrease due to change in interest
bearing liabilities	(1,503)	(2,728)
Increase due to change in interest rates
paid on interest bearing liabilities	2,095	4,155

Increase in net interest income	$1,915	$3,135

              Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2004 and 2003. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,

	2004			2003

(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$33,677	$76	0.91	$57,314	$156	1.09
Federal funds sold	46,206	110	0.96	54,825	160	1.17
Investment securities - taxable	425,292	3,076	2.91	302,443	2,765	3.67
Investment securities - non-taxable	129,427	1,975	6.14	114,637	1,904	6.66
Mortgage loans held for sale	12,512	174	5.59	27,908	352	5.06
Assets held in trading accounts	734	1	0.55	1,091	7	2.57
Loans	1,529,321	23,894	6.28	1,268,044	22,639	7.16

Total interest earning assets	2,177,169	29,306	5.41	1,826,262	27,983	6.15

Non-earning assets	202,656			150,771

Total assets	$2,379,825			$1,977,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$732,485	$1,177	0.65	$574,742	$1,263	0.88
Time deposits	901,690	4,475	2.00	800,192	5,121	2.57

Total interest bearing deposits	1,634,175	5,652	1.39	1,374,934	6,384	1.86
Federal funds purchased and
securities sold under agreement
to repurchase	78,372	202	1.04	68,102	194	1.14
Other borrowed funds
Short-term debt	8,529	24	1.13	963	7	2.92
Long-term debt	113,913	1,478	5.22	76,162	1,363	7.18

Total interest bearing liabilities	1,834,989	7,356	1.61	1,520,161	7,948	2.10

Non-interest bearing liabilities
Non-interest bearing deposits	297,109			238,537
Other liabilities	17,788			14,173

Total liabilities	2,149,886			1,772,871
Stockholders’ equity	229,939			204,162

Total liabilities and
stockholders’ equity	$2,379,825			$1,977,033

Net interest spread			3.80			4.05
Net interest margin		$21,950	4.05		$20,035	4.40

	Six Months Ended June 30,

	2004			2003

(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$47,132	$194	0.83	$54,250	$291	1.08
Federal funds sold	64,726	305	0.95	69,269	374	1.09
Investment securities - taxable	401,918	5,967	2.99	294,518	5,481	3.75
Investment securities - non-taxable	124,016	3,884	6.30	117,246	3,867	6.65
Mortgage loans held for sale	10,229	286	5.62	24,789	652	5.30
Assets held in trading accounts	678	4	1.19	928	9	1.96
Loans	1,482,118	46,718	6.34	1,261,418	44,976	7.19

Total interest earning assets	2,130,817	57,358	5.41	1,822,418	55,650	6.16

Non-earning assets	194,093			151,925

Total assets	$2,324,910			$1,974,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$706,058	$2,227	0.63	$571,050	$2,590	0.91
Time deposits	884,128	8,891	2.02	804,815	10,638	2.67

Total interest bearing deposits	1,590,186	11,118	1.41	1,375,865	13,228	1.94
Federal funds purchased and
securities sold under agreement
to repurchase	89,324	454	1.02	76,424	417	1.10
Other borrowed funds
Short-term debt	7,408	40	1.09	994	12	2.43
Long-term debt	109,678	2,903	5.32	69,816	2,285	6.60

Total interest bearing liabilities	1,796,596	14,515	1.62	1,523,099	15,942	2.11

Non-interest bearing liabilities
Non-interest bearing deposits	288,725			234,403
Other liabilities	16,746			14,292

Total liabilities	2,102,067			1,771,794
Stockholders’ equity	222,843			202,549

Total liabilities and
stockholders’ equity	$2,324,910			$1,974,343

Net interest spread			3.79			4.05
Net interest margin		$42,843	4.04		$39,708	4.39

              Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2004, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended June 30, 2004 over 2003			Six Months Ended June 30, 2004 over 2003

(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$(56)	$(24)	$(80)	$(35)	$(62)	$(97)
Federal funds sold	(23)	(27)	(50)	(24)	(45)	(69)
Investment securities - taxable	968	(657)	311	1,739	(1,253)	486
Investment securities - non-taxable	234	(163)	71	217	(200)	17
Mortgage loans held for sale	(211)	33	(178)	(405)	39	(366)
Assets held in trading accounts	(1)	(5)	(6)	(2)	(3)	(5)
Loans	4,302	(3,047)	1,255	7,321	(5,579)	1,742

Total	5,213	(3,890)	1,323	8,811	(7,103)	1,708

Interest expense
Interest bearing transaction and
savings accounts	300	(386)	(86)	531	(894)	(363)
Time deposits	597	(1,243)	(646)	975	(2,722)	(1,747)
Federal funds purchased
and securities sold under
agreements to repurchase	27	(19)	8	66	(29)	37
Other borrowed funds
Short-term debt	23	(6)	17	38	(10)	28
Long-term debt	556	(441)	115	1,118	(500)	618

Total	1,503	(2,095)	(592)	2,728	(4,155)	(1,427)

Increase (decrease) in net
interest income	$3,710	$(1,795)	$1,915	$6,083	$(2,948)	$3,135

PROVISION FOR LOAN LOSSES

              The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended June 30, 2004, was $2.0 million, compared to the $2.2 million for the three-month period ended June 30, 2003. The provision for the six-month period ended June 30, 2004, was $4.2 million, compared to the $4.4 million for the six-month period ended June 30, 2003. While the 2004 provision amounts are comparable to 2003, the slight decreases reflect the Company’s overall improvement in asset quality ratio’s offset by the growth in the loan portfolio.

NON-INTEREST INCOME

              Total non-interest income was $10.8 million for the three-month period ended June 30, 2004, compared to $10.4 million for the same period in 2003. For the six-months ended June 30, 2004, non-interest income was $20.4 million compared to the $19.7 million reported for the same period ended June 30, 2003. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits. Refer to the Sale of Mortgage Servicing discussion for additional information regarding the Company’s nonrecurring gain.

              Table 5 shows non-interest income for the three-month and six-month periods ended June 30, 2004 and 2003, respectively, as well as changes in 2004 from 2003.

Table 5: Non-Interest Income

(In thousands)	Three Months Ended June 30,		2004 Change from 2003		Six Months Ended June 30,		2004 Change from 2003

	2004	2003			2004	2003

Trust income	$1,233	$1,166	$67	5.75%	$2,633	$2,742	$(109)	(3.98)%
Service charges on
deposit accounts	3,767	2,639	1,128	42.74	6,994	5,093	1,901	37.33
Other service charges and fees	518	317	201	63.41	1,063	796	267	33.54
Income on sale of mortgage loans,
net of commissions	1,045	1,463	(418)	(28.57)	1,796	2,627	(831)	(31.63)
Income on investment banking,
net of commissions	198	597	(399)	(66.83)	413	1,128	(715)	(63.39)
Credit card fees	2,517	2,512	5	0.20	4,827	4,831	(4)	(0.08)
Student loan premiums	843	324	519	160.19	1,450	630	820	130.16
Other income	670	627	43	6.86	1,262	1,102	160	14.52
Gain on sale of mortgage servicing	—	771	(771)	(100.00)	—	771	(771)	(100.00)

Total non-interest income	$10,791	$10,416	$375	3.60%	$20,438	$19,720	$718	3.64%

              Recurring fee income for the three-month period ended June 30, 2004, was $8.0 million, an increase of $1.4 million, or 21.1% from the three-month period ended June 30, 2003. Recurring fee income for the six-month period ended June 30, 2004, was $15.5 million, an increase of $2.1 million, or 15.3% from the six-month period ended June 30, 2003. These increases are predominantly the result of the growth in service charges on deposit accounts for 2004. This growth is principally the result of the recently completed acquisitions, growth in our transaction accounts, an improvement in the service charge fee structure and new product offerings associated with the Company’s deposit accounts. The increase from new product offerings is primarily associated with the Company’s overdraft protection program, which accounted for approximately half of the increase on service charges on deposit accounts for 2004.

              The growth in student loans is associated with normal growth and a change in the student loan industry. More specifically, throughout the year, as student loans reach payout status, the Company has historically sold these loans into the secondary market. Because of competitive changes in the industry relative to loan consolidations, in order to protect the Company’s premium, a strategic decision was made to sell some loans prior to the payout period and this resulted in the earlier recognition of the premium income rather than as planned later in the year. Recognizing that the competition for this product is changing, the Company expects to have higher than normal levels of student loan premium income for the year ending December 31, 2004.

              During the three and six month periods ended June 30, 2004, income on the sale of mortgage loans has decreased $418,000 or 28.6% and $831,000 or 31.6% from the same periods, respectively, during 2003. Like most of the banking industry mortgage production revenues increased sharply in 2003 because of the volume of new and refinanced mortgages due to the low interest rate environment. Also, like most of the banking industry, beginning with the fourth quarter of 2003 and continuing in 2004, the Company experienced a significant slowdown in the volume of mortgage production. The Company is expecting to see a lower volume of mortgage production throughout the remainder of 2004 compared to 2003.

              During the three-month period ended June 30, 2004, income on investment banking decreased $399,000 or 66.8% and $715,000 or 63.4% from the same periods, respectively, during 2003. During 2003, the company experienced a significant increase in revenue from the investment banking operations. The increase in 2003 was driven by the low interest rate environment, coupled with significant liquidity from called bonds, which resulted in increased trading activity. During 2004, due to the level of uncertainty in the market, the Company expects to see a continued slowdown in investment banking operation.

              The earnings per share effect of the decreases associated with the mortgage production revenues and the fees associated with the investment banking operations, resulted in a decline of approximately $0.03 per diluted share for each quarter of 2004 versus 2003 for a total of $0.06 per diluted share for the six months ended June 30, 2004.

NON-INTEREST EXPENSE

              Table 6 below shows non-interest expense for the three-month and six-month periods ended June 30, 2004 and 2003, respectively, as well as changes in 2004 from 2003.

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

              Non-interest expense for the three-month and six-month periods ended June 30, 2004, were $20.6 million and $40.3 million, an increase of $2.6 million or 14.7% and $4.1 million or 11.4%, respectively, from the same periods in 2003. These increases are primarily the result of the increase in normal ongoing operating expenses and the additional expenses associated with the recently completed acquisitions. Excluding the recently completed acquisitions, the increase in non-interest expense was 4.6% and 3.9% for the three-month and six-month periods ended June 30, 2004.

Table 6: Non-Interest Expense

(In thousands)	Three Months Ended June 30,		2004 Change from 2003		Six Months Ended June 30,		2004 Change from 2003

	2004	2003			2004	2003

Salaries and employee benefits	$12,280	$10,603	$1,677	15.82%	$24,085	$21,345	$2,740	12.84%
Occupancy expense, net	1,377	1,272	105	8.25	2,695	2,603	92	3.53
Furniture and equipment expense	1,399	1,219	180	14.77	2,757	2,601	156	6.00
Loss on foreclosed assets	137	127	10	7.87	181	162	19	11.73
Other operating expenses
Professional services	428	510	(82)	(16.08)	982	982	—	0.00
Postage	556	506	50	9.88	1,138	1,005	133	13.23
Telephone	413	369	44	11.92	840	729	111	15.23
Credit card expenses	580	624	(44)	(7.05)	1,183	1,047	136	12.99
Operating supplies	420	289	131	45.33	798	725	73	10.07
FDIC insurance	71	67	4	5.97	140	136	4	2.94
Amortization of intangibles	203	25	178	712.00	376	51	325	637.25
Other expense	2,704	2,326	378	16.25	5,085	4,745	340	7.17

Total non-interest expense	$20,568	$17,937	$2,631	14.67%	$40,260	$36,131	$4,129	11.43%

LOAN PORTFOLIO

              The Company’s loan portfolio averaged $1.482 billion and $1.261 billion during the first six months of 2004 and 2003, respectively. As of June 30, 2004, total loans were $1.543 billion, compared to $1.418 billion on December 31, 2003. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

              Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $358.1 million at June 30, 2004, or 23.2% of total loans, compared to $395.2 million, or 27.9% of total loans at December 31, 2003. The consumer loan decrease from December 31, 2003 to June 30, 2004 is the result of the Company’s lower credit card portfolio, indirect lending and student loans. The consumer market, particularly credit card and indirect lending, continues to be one of the Company’s greatest challenges. The credit card portfolio continued to decline as the result of an on-going decrease in the number of cardholder accounts, due to competitive pressure in the credit card industry. The decline in the indirect consumer loan portfolio was primarily the result of the on-going special financing incentives from car manufacturers. The decrease in student loans was the result of the Company’s decision to sell student loans prior to the payout period, because of the changes in the industry relative to loan consolidations.

              Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $904.1 million at June 30, 2004, or 58.6% of total loans, compared to the $782.0 million, or 55.1% of total loans at December 31, 2003. The real estate loan increase is the result of the first quarter acquisition of ABI combined with an improved demand for construction and commercial real estate loans.

              Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $265.5 million at June 30, 2004, or 17.2% of total loans, which is compared to $225.9 million, or 15.9% of total loans at December 31, 2003. The commercial loan increase is the result an improved demand for commercial loans.

              The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

(In thousands)	June 30, 2004	December 31, 2003

Consumer
Credit cards	$150,265	$165,919
Student loans	72,410	86,301
Other consumer	135,448	152,995
Real Estate
Construction	138,747	111,567
Single family residential	297,377	261,936
Other commercial	468,023	408,452
Commercial
Commercial	185,126	162,122
Agricultural	77,023	57,393
Financial institutions	3,322	6,370
Other	15,422	15,259

Total loans	$1,543,163	$1,418,314

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

              At June 30, 2004, impaired loans were $20.0 million compared to $19.0 million at December 31, 2003. The increase in impaired loans from December 31, 2003, primarily relates to the $600,000 increase from the ABI acquisition completed in the first quarter of 2004, with the remainder related to general increases throughout the Company.

              Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8: Non-performing Assets

(In thousands)	June 30, 2004	December 31, 2003

Nonaccrual loans	$11,397	$10,049
Loans past due 90 days or more
(principal or interest payments)	1,415	1,518

Total non-performing loans	12,812	11,567

Other non-performing assets
Foreclosed assets held for sale	1,641	2,979
Other non-performing assets	53	393

Total other non-performing assets	1,694	3,372

Total non-performing assets	$14,506	$14,939

Allowance for loan losses to
non-performing loans	212.83%	219.13%
Non-performing loans to total loans	0.83%	0.82%
Non-performing assets to total assets	0.61%	0.67%

              Approximately $364,000 and $347,000 of interest income would have been recorded for the six-month periods ended June 30, 2004 and 2003, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the six-month periods ended June 30, 2004 and 2003.

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

              An analysis of the allowance for loan losses is shown in Table 9.

Table 9: Allowance for Loan Losses

(In thousands)	2004	2003

Balance, beginning of year	$25,347	$21,948

Loans charged off
Credit card	2,407	2,390
Other consumer	1,159	991
Real estate	586	765
Commercial	360	905

Total loans charged off	4,512	5,051

Recoveries of loans previously charged off
Credit card	332	358
Other consumer	391	370
Real estate	163	60
Commercial	276	151

Total recoveries	1,162	939

Net loans charged off	3,350	4,112
ABI allowance for loan losses	1,108	—
Provision for loan losses	4,163	4,393

Balance, June 30	$27,268	$22,229

Loans charged off
Credit card		2,315
Other consumer		996
Real estate		739
Commercial		1,769

Total loans charged off		5,819

Recoveries of loans previously charged off
Credit card		312
Other consumer		274
Real estate		158
Commercial		836

Total recoveries		1,580

Net loans charged off		4,239
Allowance for loan losses of
acquired branches		2,964
Provision for loan losses		4,393

Balance, end of year		$25,347

Provision for loan losses

              The amount of provision to the allowance during the six-month periods ended June 30, 2004 and 2003, and for the year ended 2003, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management’s practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

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

              During the six months ended June 30, 2004, the Company experienced an increase of $1.6 million in the real estate allocation of the allowance for loan losses. This increase is primarily the result of the loan growth in the real estate portfolio combined with the ABI acquisition during the first quarter of 2004. The allocation of allowance for loan losses for credit cards, other consumer loans, commercial loans and the unallocated for June 30, 2004, is consistent with the change in the loan portfolio for those products from December 31, 2003.

              While the Company still has some concerns over the uncertainty of the economy and the impact of foreign imports on the catfish industry in Arkansas, management believes the allowance for loan losses is adequate for the period ended June 30, 2004.

              An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10: Allocation of Allowance for Loan Losses

	June 30, 2004		December 31, 2003

(In thousands)	Allowance Amount	% of loans*	Allowance Amount	% of loans*

Credit cards	$3,745	9.7%	$3,913	11.7%
Other consumer	1,159	13.5%	1,597	16.2%
Real estate	10,346	58.6%	8,723	55.1%
Commercial	5,914	17.2%	5,113	15.9%
Other	—	1.0%	4	1.1%
Unallocated	6,104		5,997

Total	$27,268	100.0%	$25,347	100.0%

*Percentage of loans in each category to total loans.

DEPOSITS

              Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 78 financial centers as of June 30, 2004. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more. As of June 30, 2004, core deposits comprised 82.4% of the Company’s total deposits.

              The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, managers in the local markets establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. Although the interest rate environment is at a historical low, the Company believes it is paying competitive rates, when compared with pricing in those markets. As a result, internal deposit growth and acquired deposits were $10.7 million and $116.9 million, respectively, for a total increase of $127.6 million. More specifically, total deposits as of June 30, 2004, were $1.931 billion versus $1.803 billion on December 31, 2003.

              The Company’s total time deposits decreased $18.1 million and increased $41.8 million as a result of internal deposit reduction and acquired deposits, respectively, to $885.9 million from $862.2 million at December 31, 2003. Non-interest bearing transaction accounts increased by $8.8 million and $19.5 million as a result of internal deposit growth and acquired deposits, respectively, to $298.6 million compared to $270.3 million at December 31, 2003. Interest bearing transaction and savings accounts was $746.6 million, which is a $20.0 million and $55.7 million increase as a result of internal deposit growth and acquired deposits, respectively, when compared to the $670.9 million on December 31, 2003.

              The Company will continue to manage interest expense through deposit pricing and does not anticipate a significant change in total deposits. The Company believes that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences increased loan demand or other liquidity needs.

LONG-TERM DEBT

              During the six month period ended June 30, 2004, the Company increased long-term debt by $11.9 million, or 11.8% from December 31, 2003. This increase is primarily associated with additional FHLB long-term advances acquired in the acquisition of ABI completed during the first quarter of 2004 offset by normal pay downs on the FHLB long-term advances.

CAPITAL

Overview

              At June 30, 2004, total capital reached $227.6 million. Capital represents shareholder ownership in the Company — the book value of assets in excess of liabilities. At June 30, 2004, the Company’s equity to asset ratio was 9.60% compared to 9.39% at year-end 2003.

Capital Stock

              At the Company’s annual shareholder meeting held on March 30, 2004, the shareholders approved an amendment to the Articles of Incorporation reducing the par value of the Class A Common Stock from $1.00 to $0.01 and eliminating the authority of the Company to issue Class B common stock, Class A Preferred Stock and Class B Preferred Stock.

Stock Repurchase

              At the beginning of the calendar year 2004, the Company had a stock repurchase program, which authorized to repurchase up to 800,000 common shares. On May 25, 2004, the Company announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new repurchase program. The new program authorizes the repurchase of up to 5% of the outstanding common stock, or 733,485 shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

              During the first six month of 2004, the Company has repurchased a total of 56,515 shares of stock with a weighted average repurchase price of $24.17 per share. There were 5,500 shares repurchased with a weighted average repurchase price of $23.61 per share repurchased under the original plan, while there were 51,015 shares repurchased with a weighted average repurchase price of $24.23 per share repurchased under the new plan.

Cash Dividends

              The Company declared cash dividends on its common stock of $0.280 per share for the first six months of 2004 compared to $0.255 per share (split adjusted) for the first six months of 2003. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

Parent Company Liquidity

              The primary sources for payment of dividends by the Company to its shareholders and the share repurchase plan are the current cash on hand at the parent company plus the future dividends received from the eight affiliate banks. Payment of dividends by the eight affiliate banks is subject to various regulatory limitations. Reference is made to the Quantitative and Qualitative Disclosure About Market Risk discussion for additional information regarding the parent company’s liquidity.

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

              Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2004, the Company meets all capital adequacy requirements to which it is subject.

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

              The Company’s risk-based capital ratios at June 30, 2004 and December 31, 2003, are presented in table 11.

Table 11: Risk-Based Capital

(In thousands)	June 30, 2004	December 31, 2003

Tier 1 capital
Stockholders’ equity	$227,610	$209,995
Trust preferred securities	46,993	47,250
Intangible assets	(66,675)	(50,417)
Unrealized loss on available-
for-sale securities	3,444	286
Other	(1,110)	(1,160)

Total Tier 1 capital	210,262	205,954

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	373	326
Qualifying allowance for loan losses	19,924	18,320

Total Tier 2 capital	20,297	18,646

Total risk-based capital	$230,559	$224,600

Risk weighted assets	$1,586,554	$1,458,583

Assets for leverage ratio	$2,314,344	$2,082,552

Ratios at end of year
Leverage ratio	9.09%	9.89%
Tier 1 capital	13.25%	14.12%
Total risk-based capital	14.53%	15.40%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Parent Company

              The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At June 30, 2004, undivided profits of the Company’s subsidiaries were approximately $120 million, of which approximately $15 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

              Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and makes adjustments as needed. At June 30, 2004, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At June 30, 2004, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 21.9% of total assets, as compared to 23.7% at December 31, 2003.

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

              The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its affiliates have approximately $93 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $47 million in funds on a given day. Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on month to month basis.

              Secondly, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 68% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

              The fifth source of liquidity is the ability to access large deposits from both the public and private sector. On an ongoing basis the Company has chosen not to tap this source of funding. However, for short-term liquidity needs, it remains a viable option.

              Finally, the Company’s affiliate banks have lines of credits available with Federal Home Loan Bank. While the Company has used portions of those lines only to match off longer-term mortgage loans, the Company could use those lines to meet liquidity needs. Approximately $314 million of these lines of credit is currently available, if needed.

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

              Table A below presents the Company’s interest rate sensitivity position at June 30, 2004. This Gap analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities (investment securities are according to call dates) and repricing periods rather than estimating more realistic behaviors, as is done in the simulation models. Also, the Gap analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A: Interest Rate Sensitivity

	Interest Rate Sensitivity Period

(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets
Short-term investments	$54,215	$—	$—	$—	$—	$—	$—	$54,215
Assets held in trading
accounts	389	—	—	—	—	—	—	389
Investment securities	9,694	15,704	33,770	46,679	82,778	219,889	146,900	555,414
Mortgage loans held for sale	9,094	—	—	—	—	—	—	9,094
Loans	467,588	346,808	143,827	222,769	187,416	161,944	12,811	1,543,163

Total earning assets	540,980	362,512	177,597	269,448	270,194	381,833	159,711	2,162,275

Interest bearing liabilities
Interest bearing transaction
and savings deposits	330,244	—	—	—	83,270	249,811	83,270	746,595
Time deposits	98,770	144,431	202,767	285,292	120,222	34,437	—	885,919
Short-term debt	82,321	—	—	—	—	—	—	82,321
Long-term debt	9,989	3,256	2,302	4,499	26,008	17,685	49,052	112,791

Total interest bearing
liabilities	521,324	147,687	205,069	289,791	229,500	301,933	132,322	1,827,626

Interest rate sensitivity Gap	$19,656	$214,825	$(27,472)	$(20,343)	$40,694	$79,900	$27,389	$334,649

Cumulative interest rate
sensitivity Gap	$19,656	$234,481	$207,009	$186,666	$227,360	$307,260	$334,649
Cumulative rate sensitive asset
to rate sensitive liabilities	103.8%	135.0%	123.7%	116.0%	116.3%	118.1%	118.3%
Cumulative Gap as a % of
earning assets	0.9%	10.8%	9.6%	8.6%	10.5%	14.2%	15.5%

              While the 135.0% ninety day Gap indicates the Company is very asset sensitive, it is also important to note that it includes the repricing of the Company’s student loan and credit card portfolios. The $72.4 million student loan portfolio reprices annually during the month of July, based on United States Treasury bill rates. This repricing in July 2004 will result in a slightly lower yield on the student loan portfolio. The $150.3 million credit card portfolio can be repriced after giving the cardholder 30 days notice; however the ultimate repricing of this product is subject to management’s discretion based on competition and market conditions. As of June 30, 2004, the Company has chosen not to adjust the rates on the credit card portfolio after the most recent 25 basis point increase by the Federal Reserve.

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

Identity(1)	Date of Sale	Number of Shares	Price(2)	Type of Transaction

1 Officer	June, 2004	800	12.2188	Incentive Stock Option

Notes:

1.	The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans, which occurred at the same price during a calendar month.

2.	The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification – J. Thomas May, Chairman, President and Chief Executive Officer.*

Exhibit 31.2–	Rule 13a-14(a)/15d-14(a) Certification – Robert A. Fehlman, Chief Financial Officer.*

Exhibit 32.1 –	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman, President and Chief Executive Officer.*

Exhibit 32.1 –	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Financial Officer.*

* Filed herewith.

b) Reports on Form 8-K

              The registrant filed Form 8-K on April 15, 2004. The report contained the text of a press release issued by the registrant concerning the announcement of first quarter 2004 earnings.

              The registrant filed Form 8-K on April 16, 2004. The report contained the text of the script used by J. Thomas May, Chairman and Chief Executive Officer, Barry L. Crow, Chief Operating Officer and Robert A. Fehlman, Chief Financial Officer during the registrant’s first quarter earnings release conference call held on April 15, 2004.

              The registrant filed Form 8-K on April 28, 2004. The report contained a summary of the analyst presentation used by the registrant at the Gulf South Bank Conference.

              The registrant filed Form 8-K on May 25, 2004. The report contained the text of a press release issued by the registrant concerning the adoption of a new stock repurchase program.

              The registrant filed Form 8-K on May 27, 2004. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date: July 29, 2004	/s/ J. Thomas May

J. Thomas May, Chairman,President and Chief Executive Officer

Date: July 29, 2004	/s/ Robert A. Fehlman

Robert A. Fehlman, Senior Vice President and Chief Financial Officer