Form 10-Q
period 2004-09-30
SIMMONS FIRST NATIONAL CORP
filed 2004-10-29
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004                              Commission File Number 06253

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

YES |X|     NO |_|

Indicate the number of shares outstanding of each of issuer’s classes of common stock.

Class A, Common               14,601,030

SIMMONS FIRST NATIONAL CORPORATION

INDEX

		Page No.

Part I:	Summarized Financial Information

Item 1	Consolidated Balance Sheets —
	September 30, 2004 and December 31, 2003	3-4

	Consolidated Statements of Income —
	Three months and nine months ended
	September 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows —
	Nine months ended September 30, 2004 and 2003	6

	Consolidated Statements of Stockholders’ Equity
	Nine months ended September 30, 2004 and 2003	7

	Condensed Notes to Consolidated Financial Statements	8-18

	Review by Independent Registered Public Accounting Firm	19

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20-45

Item 3	Quantitative and Qualitative Disclosure About Market Risk	46-49

Item 4	Controls and Procedures	49

Part II:	Other Information

Item 2	Changes in Securities	50

Item 6	Exhibits and Reports on Form 8-K	51

Signatures		52

Part I: Summarized Financial Information
Item 1: Consolidated Financial Statements and Condensed Notes to Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003

ASSETS

(In thousands, except share data)	September 30, 2004	December 31, 2003

	(Unaudited)
Cash and non-interest bearing balances due from banks	$77,944	$78,205
Interest bearing balances due from banks	11,273	31,850
Federal funds sold and securities purchased
under agreements to resell	17,300	91,560

Cash and cash equivalents	106,517	201,615
Investment securities	563,581	491,950
Mortgage loans held for sale	11,153	12,211
Assets held in trading accounts	2,149	90
Loans	1,602,127	1,418,314
Allowance for loan losses	(27,602)	(25,347)

Net loans	1,574,525	1,392,967

Premises and equipment	55,027	49,369
Foreclosed assets held for sale, net	1,789	2,979
Interest receivable	15,361	12,678
Goodwill	60,454	45,159
Core deposits	6,035	5,258
Other assets	21,692	21,502

TOTAL ASSETS	$2,418,283	$2,235,778

See Condensed Notes to Consolidated Financial Statements.	3

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	September 30, 2004	December 31, 2003

	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$287,632	$270,343
Interest bearing transaction accounts and savings deposits	749,492	670,908
Time deposits	905,076	862,217

Total deposits	1,942,200	1,803,468
Federal funds purchased and securities sold
under agreements to repurchase	96,384	100,209
Short-term debt	13,763	6,833
Long-term debt	114,489	100,916
Accrued interest and other liabilities	15,993	14,357

Total liabilities	2,182,829	2,025,783

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share at 2004 and
$1 a share at 2003, authorized 30,000,000 shares, 14,601,030
issued and outstanding at 2004 and 14,101,521 at 2003	146	14,102
Surplus	62,659	35,988
Undivided profits	172,726	160,191
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale securities, net
of income tax credit of $44 in 2004 and $170 in 2003	(77)	(286)

Total stockholders’ equity	235,454	209,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,418,283	$2,235,778

See Condensed Notes to Consolidated Financial Statements.	4

Simmons First National Corporation
Consolidated Statements of Income
Three Months and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$24,956	$22,216	$71,490	$66,981
Federal funds sold and securities purchased
under agreements to resell	140	72	445	446
Investment securities	4,494	4,026	12,951	12,015
Mortgage loans held for sale	159	358	445	1,010
Assets held in trading accounts	2	24	6	33
Interest bearing balances due from banks	34	74	228	365

TOTAL INTEREST INCOME	29,785	26,770	85,565	80,850

INTEREST EXPENSE
Deposits	5,824	5,728	16,942	18,956
Federal funds purchased and securities sold
under agreements to repurchase	302	244	756	661
Short-term debt	94	26	134	38
Long-term debt	1,448	908	4,351	3,193

TOTAL INTEREST EXPENSE	7,668	6,906	22,183	22,848

NET INTEREST INCOME	22,117	19,864	63,382	58,002
Provision for loan losses	1,932	2,196	6,095	6,589

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	20,185	17,668	57,287	51,413

NON-INTEREST INCOME
Trust income	1,388	1,317	4,021	4,059
Service charges on deposit accounts	3,928	2,786	10,922	7,879
Other service charges and fees	571	299	1,634	1,095
Income on sale of mortgage loans, net of commissions	814	1,512	2,610	4,139
Income on investment banking, net of commissions	101	388	514	1,516
Credit card fees	2,544	2,495	7,371	7,326
Student loan premiums	417	541	1,867	1,171
Other income	656	610	1,918	1,712
Gain on sale of mortgage servicing	—	—	—	771
Gain on sale of securities, net	—	—	—	—

TOTAL NON-INTEREST INCOME	10,419	9,948	30,857	29,668

NON-INTEREST EXPENSE
Salaries and employee benefits	12,091	10,789	36,176	32,134
Occupancy expense, net	1,431	1,259	4,126	3,862
Furniture and equipment expense	1,445	1,329	4,202	3,930
Loss on foreclosed assets	49	36	230	198
Other operating expenses	5,579	4,535	16,121	13,955

TOTAL NON-INTEREST EXPENSE	20,595	17,948	60,855	54,079

INCOME BEFORE INCOME TAXES	10,009	9,668	27,289	27,002
Provision for income taxes	3,102	3,057	8,683	8,530

NET INCOME	$6,907	$6,611	$18,606	$18,472

BASIC EARNINGS PER SHARE	$0.47	$0.47	$1.28	$1.31

DILUTED EARNINGS PER SHARE	$0.47	$0.46	$1.26	$1.28

See Condensed Notes to Consolidated Financial Statements.	5

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003

(In thousands)	September 30, 2004	September 30, 2003

OPERATING ACTIVITIES	(Unaudited)
Net income	$18,606	$18,472
Items not requiring (providing) cash
Depreciation and amortization	4,025	3,901
Provision for loan losses	6,095	6,589
Net accretion of investment securities	540	21
Deferred income taxes	2,675	1,069
Provision for losses on foreclosed assets	35	113
Changes in
Interest receivable	(1,888)	(624)
Mortgage loans held for sale	1,058	13,983
Assets held in trading accounts	(2,059)	(178)
Other assets	2,324	(469)
Accrued interest and other liabilities	1,799	(3,704)
Income taxes payable	(4,585)	(1,244)

Net cash provided by operating activities	28,625	37,929

INVESTING ACTIVITIES
Net originations of loans	(119,922)	(75,258)
Purchase of branch location, net funds received	4,892	—
Purchase of Alliance Bancorporation, Inc., net	(7,835)	—
Purchase of premises and equipment, net	(6,874)	(2,145)
Proceeds from sale of foreclosed assets	2,425	1,211
Proceeds from maturities of available-for-sale securities	145,636	246,204
Purchases of available-for-sale securities	(166,600)	(342,210)
Proceeds from maturities of held-to-maturity securities	37,334	153,337
Purchases of held-to-maturity securities	(22,162)	(99,958)

Net cash used in investing activities	(133,106)	(118,819)

FINANCING ACTIVITIES
Net increase in deposits	21,818	5,453
Net proceeds of short-term debt	6,930	9,940
Dividends paid	(6,071)	(5,433)
Proceeds from issuance of long-term debt	9,050	25,297
Repayment of long-term debt	(8,258)	(6,428)
Net decrease in federal funds purchased and securities
sold under agreements to repurchase	(12,524)	(1,924)
Repurchase of common stock, net	(1,562)	(1,637)

Net cash provided by financing activities	9,383	25,268

DECREASE IN CASH AND CASH EQUIVALENTS	(95,098)	(55,622)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	201,615	191,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,517	$135,923

See Condensed Notes to Consolidated Financial Statements.	6

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2004 and 2003

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (loss)	Undivided Profits	Total

Balance, December 31, 2002	$7,071	$44,495	$2,231	$143,808	$197,605
Comprehensive income
Net income	—	—	—	18,472	18,472
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credit of $1,191	—	—	(1,809)	—	(1,809)

Comprehensive income					16,663
Exercise of 35,400 split adjusted
shares of stock options	30	349	—	—	379
Securities exchanged under
employee option plan	(12)	(283)	—	—	(295)
Repurchase of 82,000 split adjusted
shares of common stock	(72)	(1,649)	—	—	(1,721)
Two for one stock split	7,066	(7,066)	—	—	—
Dividends paid - $0.385 per split adj. share	—	—	—	(5,433)	(5,433)

Balance, September 30, 2003	14,083	35,846	422	156,847	207,198
Comprehensive income
Net income	—	—	—	5,318	5,318
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credit of $425	—	—	(708)	—	(708)

Comprehensive income					4,610
Exercise of stock options - 22,800 shares	23	259	—	—	282
Securities exchanged under
employee option plan	(4)	(117)	—	—	(121)
Dividends paid - $0.14 per share	—	—	—	(1,974)	(1,974)

Balance, December 31, 2003	14,102	35,988	(286)	160,191	209,995
Comprehensive income
Net income	—	—	—	18,606	18,606
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $126	—	—	209	—	209

Comprehensive income					18,815
Stock issued as bonus shares - 2,000 shares	2	50	—	—	52
Change in the par value of common stock	(14,523)	14,523	—	—	—
Stock issued in connection with the merger
of Alliance Bancorporation	545	13,732	—	—	14,277
Exercise of stock options - 42,297 shares	36	591	—	—	627
Securities exchanged under
employee option plan	(15)	(442)	—	—	(457)
Repurchase of common stock
- 73,456 shares	(1)	(1,783)	—	—	(1,784)
Dividends paid - $0.42 per share	—	—	—	(6,071)	(6,071)

Balance, September 30, 2004 (Unaudited)	$146	$62,659	$(77)	$172,726	$235,454

See Condensed Notes to Consolidated Financial Statements.	7

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

        The following is the computation of per share earnings for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003

Net Income	$6,907	$6,611	$18,606	$18,472

Average common shares outstanding	14,608	14,093	14,484	14,123
Average potential dilutive common shares	328	273	328	273

Average diluted common shares	14,936	14,366	14,812	14,396

Basic earnings per share	$0.47	$0.47	$1.28	$1.31

Diluted earnings per share	$0.47	$0.46	$1.26	$1.28

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

NOTE 3: INVESTMENT SECURITIES

        The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30, 2004				December 31, 2003

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$7,027	$38	$(13)	$7,052	$12,583	$205	$—	$12,788
U.S. Government
agencies	22,495	52	(21)	22,526	30,017	194	(30)	30,181
Mortgage-backed
securities	494	9	—	503	553	12	—	565
State and political
subdivisions	126,822	2,283	(205)	128,900	113,306	2,700	(154)	115,852
Other securities	21,612	—	—	21,612	20,108	—	—	20,108

	$178,450	$2,382	$(239)	$180,593	$176,567	$3,111	$(184)	$179,494

Available-for-Sale
U.S. Treasury	$20,041	$28	$(61)	$20,008	$16,252	$79	$—	$16,331
U.S. Government
agencies	339,420	481	(1,592)	338,309	282,190	1,019	(2,537)	280,672
Mortgage-backed
securities	4,529	37	(89)	4,477	1,394	2	(14)	1,382
State and political
subdivisions	4,254	180	—	4,434	4,575	274	—	4,849
Other securities	17,006	897	—	17,903	11,425	724	—	12,149

	$385,250	$1,623	$(1,742)	$385,131	$315,836	$2,098	$(2,551)	$315,383

        The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $393,985,000 at September 30, 2004 and $355,456,000 at December 31, 2003.

        The book value of securities sold under agreements to repurchase amounted to $63,444,000 and $67,659,000 for September 30, 2004 and December 31, 2003, respectively.

        Income earned on securities for the nine months ended September 30, 2004 and 2003, is as follows:

(In thousands)	2004	2003

Taxable
Held-to-maturity	$1,101	$2,241
Available-for-sale	8,067	6,046

Non-taxable
Held-to-maturity	3,600	3,535
Available-for-sale	183	193

Total	$12,951	$12,015

Maturities of investment securities at September 30, 2004 are as follows:

	Held-to-Maturity		Available-for-Sale

(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$25,381	$25,543	$24,897	$25,018
After one through five years	71,471	72,191	244,170	243,311
After five through ten years	53,958	55,150	96,983	96,715
After ten years	6,028	6,097	2,194	2,184
Other securities	21,612	21,612	17,006	17,903

Total	$178,450	$180,593	$385,250	$385,131

        There were no gross realized gains or losses as of September 30, 2004 and 2003.

        Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

        The various categories are summarized as follows:

(In thousands)	September 30, 2004	December 31, 2003

Consumer
Credit cards	$152,198	$165,919
Student loans	82,140	86,301
Other consumer	130,267	142,995
Real Estate
Construction	148,561	111,567
Single family residential	311,281	261,936
Other commercial	483,467	408,452
Commercial
Commercial	184,017	162,122
Agricultural	94,751	57,393
Financial institutions	2,249	6,370
Other	13,196	15,259

Total loans before allowance for loan losses	$1,602,127	$1,418,314

        During the first nine months of 2004, foreclosed assets held for sale decreased $1,190,000 to $1,789,000 and are carried at the lower of cost or fair market value. Other non-performing assets, non-accrual loans and other non-performing loans for the Company at September 30, 2004, were $78,000, $10,214,000 and $1,372,000, respectively, bringing the total of non-performing assets to $13,453,000.

        Transactions in the allowance for loan losses are as follows:

(In thousands)	September 30, 2004	December 31, 2003

Balance, beginning of year	$25,347	$21,948
Additions
Provision charged to expense	6,095	6,589
ABI allowance for loan losses	1,108	—

	32,550	28,537

Deductions
Losses charged to allowance, net of recoveries
of $1,582 and $1,377 for the first nine months of
2004 and 2003, respectively	4,948	5,742

Balance, September 30	$27,602	22,795

Additions
Provision charged to expense		2,197
Allowance for loan losses of acquired branches		2,964

		27,956

Deductions
Losses charged to allowance, net of recoveries
of $1,142 for the last three months of 2003		2,609

Balance, end of year		$25,347

        At September 30, 2004 and December 31, 2003, impaired loans totaled $16,289,000 and $19,033,000, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at September 30, 2004, were $4,262,000 and $4,395,000 at December 31, 2003.

        Approximately, $388,000 and $252,000 of interest income were recognized on average impaired loans of $19,520,000 and $17,060,000 as of September 30, 2004 and 2003, respectively. Interest recognized on impaired loans on a cash basis during the first nine months of 2004 and 2003 was immaterial.

NOTE 5: GOODWILL AND OTHER INTANGIBLES

General Information

        The carrying basis and accumulated amortization of core deposits (net of core deposits that were fully amortized) at September 30, 2004 and December 31, 2003, were as follows:

(In thousands)	September 30, 2004	December 31, 2003

Gross carrying amount	$7,215	$5,854
Accumulated amortization	(1,180)	(596)

Net	$6,035	$5,258

        Core deposit amortization expense recorded for the nine months ended September 30, 2004 and 2003, was $584,000 and $74,000, respectively. The Company’s estimated annual amortization expense for each of the following five years is: 2004 - $786,000; 2005 - $818,000; 2006 - $816,000; 2007 - $804,000 and 2008 - $793,000.

        Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Acquisition Information

        As a result of the purchase of one financial center on June 25, 2004, the Company recorded additional goodwill and core deposits of $345,000 and $116,000, respectively in 2004. The Company may have further adjustments to goodwill, none of which are expected to be material. However, the Company does not anticipate any further adjustments to the core deposit intangible for this transaction.

        As a result of the ABI merger on March 19, 2004, the Company recorded additional goodwill and core deposits of $14,690,000 and $1,245,000, respectively in 2004. The Company may have further adjustments to goodwill, none of which are expected to be material. However, the Company does not anticipate any further adjustments to the core deposit intangible for this transaction.

        As a result of the purchase of nine financial centers on November 21, 2003, the Company recorded additional goodwill of $260,000 during 2004. To date, the Company has recorded total goodwill and core deposits of $12,544,000 and $4,817,000, respectively for this transaction.

NOTE 6: TIME DEPOSITS

        Time deposits include approximately $357,566,000 and $336,411,000 of certificates of deposit of $100,000 or more at September 30, 2004 and December 31, 2003, respectively.

NOTE 7: INCOME TAXES

        The provision for income taxes is comprised of the following components:

(In thousands)	September 30, 2004	September 30, 2003

Income taxes currently payable	$6,008	$7,461
Deferred income taxes	2,675	1,069

Provision for income taxes	$8,683	$8,530

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets are shown below:

(In thousands)	September 30, 2004	December 31, 2003

Deferred tax assets
Allowance for loan losses	$8,438	$8,661
Valuation of foreclosed assets	189	126
Deferred compensation payable	980	576
FHLB advances	191	—
Vacation compensation	680	614
Loan interest	241	232
Available-for-sale securities	44	170
Other	160	303

Total deferred tax assets	10,923	10,682

Deferred tax liabilities
Accumulated depreciation	(950)	(1,006)
Deferred loan fee income and expenses, net	(520)	(96)
FHLB stock dividends	(745)	(585)
Prepaid expenses	(627)	—
Goodwill and core deposit amortization	(2,668)	(1,217)

Total deferred tax liabilities	(5,510)	(2,904)

Net deferred tax assets included in other
assets on balance sheets	$5,413	$7,778

        A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

(In thousands)	September 30, 2004	September 30, 2003

Computed at the statutory rate (35%)	$9,551	$9,457

Increase (decrease) resulting from:
Tax exempt income	(1,496)	(1,492)
Other differences, net	628	565

Actual tax provision	$8,683	$8,530

NOTE 8: LONG-TERM DEBT

        Long-term debt at September 30, 2004 and December 31, 2003, consisted of the following components:

(In thousands)	September 30, 2004	December 31, 2003

Note Payable, due 2007, at a floating rate of
0.90% above the 30 day LIBOR rate, reset
monthly, unsecured.	$6,000	$8,000
FHLB advances, due 2004 to 2023, 1.02% to 8.41%
secured by residential real estate loans.	59,775	45,666
Subordinated debt issued to capital trust, due 2027,
fixed at 9.12%, currently callable without penalty.	17,784	17,250
Subordinated debt issued to capital trust, due 2033,
fixed at 8.25%, callable in 2008 without penalty.	10,310	10,000
Subordinated debt issued to capital trust, due 2033,
floating rate of 2.80% above the three-month LIBOR
rate, reset quarterly, callable in 2008 without penalty.	10,310	10,000
Subordinated debt issued to capital trust, due 2033,
fixed rate of 6.97% until December 2010
and at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, thereafter, callable
in 2010 without penalty.	10,310	10,000

	$114,489	$100,916

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

        Aggregate annual maturities of long-term debt at September 30, 2004, are:

(In thousands)	Year	Annual Maturities

	2004	$2,919
	2005	11,803
	2006	13,047
	2007	11,292
	2008	7,003
	Thereafter	68,425

	Total	$114,489

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

NOTE 11: UNDIVIDED PROFITS

        The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At September 30, 2004, the Company’s bank subsidiaries had approximately $18 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

        The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier l leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2004, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “total risk-based capital” ratio was 14.41% at September 30, 2004.

NOTE 12: STOCK OPTIONS AND RESTRICTED STOCK

        At September 30, 2004, the Company had stock options outstanding of 702,600 shares and stock options exercisable of 561,855 shares. During the first nine months of 2004, there were 42,297 shares issued upon exercise of stock options, options for 21,503 shares were forfeited or expired and 68,000 additional stock options of the Company were granted. Also, 2,000 additional shares of common stock of the Company were granted and issued as bonus shares of restricted stock, during the first nine months of 2004.

NOTE 13: ADDITIONAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(In thousands)	2004	2003

Interest paid	$22,137	$23,608
Income taxes paid	$4,561	$5,648

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

NOTE 15: COMMITMENTS AND CREDIT RISK

        The Company grants agribusiness, commercial, consumer, and residential loans to their customers. Included in the Company’s diversified loan portfolio is unsecured debt in the form of credit card receivables that comprised approximately 9.5% and 11.7% of the portfolio, as of September 30, 2004 and December 31, 2003, respectively.

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

        At September 30, 2004, the Company had outstanding commitments to extend credit aggregating approximately $200,386,000 and $239,052,000 for credit card commitments and other loan commitments, respectively. At December 31, 2003, the Company had outstanding commitments to extend credit aggregating approximately $200,401,000 and $320,658,000 for credit card commitments and other loan commitments, respectively.

        Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $17,308,000 and $14,180,000 at September 30, 2004 and December 31, 2003, respectively, with terms ranging from 90 days to three years. At September 30, 2004 and December 31, 2003 the Company’s deferred revenue under standby letter of credit agreements is approximately $76,000 and $160,000, respectively.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

        We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2004, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and cash flows and stockholders’ equity for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
October 26, 2004

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Simmons First National Corporation recorded earnings of $6,907,000, or $0.47 diluted earnings per share for the third quarter of 2004, compared to earnings of $6,611,000, or $0.46 diluted earnings per share for same period in 2003. Return on average assets and return on average stockholders’ equity for the three-month period ended September 30, 2004, was 1.14% and 11.79%, compared to 1.31% and 12.65%, respectively, for the same period in 2003.

        Earnings for the nine-month period ended September 30, 2004, were $18,606,000, or $1.26 per diluted share. These earnings reflect an increase of $134,000, but a decrease of $0.02 per share, when compared to the nine-month period ended September 30, 2003, earnings of $18,472,000, or $1.28 per diluted share. Annualized return on average assets and annualized return on average stockholders’ equity for the nine-month period ended September 30, 2004, was 1.06% and 10.98%, compared to 1.24% and 12.10%, respectively, for the same period in 2003.

        During the second quarter of 2003, the Company recorded a nonrecurring gain on sale of mortgage servicing of $771,000 pretax or $469,000 after-tax. This gain increased diluted earnings per share by $0.03 during the second quarter of 2003. Excluding this nonrecurring gain in the second quarter of 2003, the Company would have reported earnings of $18,003,000 (reported earnings of $18,472,000 less $469,000 after-tax gain) or a $603,000 increase in earnings or $0.01 diluted earnings per share for the nine-month period ended September 30, 2004. Refer to the Sale of Mortgage Servicing discussion for additional information regarding the Company’s nonrecurring gain.

        An analysis of 2004 versus 2003 comparative earnings reflect that 2003 included an unusually high demand in both mortgage production and investment banking operation, which was a result of the extremely low interest rate environment in 2003. Even though interest rates remain low in 2004, the demand for these products has moderated. In 2004 the level of service charges on deposits and the year-to-date increase in income from student loan premiums offset the reduced demand in the mortgage production and investment banking operations. As a result, 2004 earnings per share when compared to 2003 were relatively flat, excluding the previously mentioned nonrecurring gain on the sale of mortgage servicing in the second quarter of 2003.

        Total assets for the Company at September 30, 2004, were $2.418 billion, an increase of $182.5 million from the same figure at December 31, 2003. This increase primarily reflects the growth related to the merger with Alliance Bancorporation Inc. (ABI) during the first quarter of 2004. Stockholders’ equity at the end of the third quarter of 2004, which includes the merger of ABI, was $235.4 million, a $25.5 million, or 12.1%, increase from December 31, 2003.

        The allowance for loan losses as a percent of total loans equaled 1.72% and 1.79% as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, non-performing loans equaled 0.72% of total loans compared to 0.82% as of year-end 2003. As of September 30, 2004, the allowance for loan losses equaled 238% of non-performing loans compared to 219% at year-end 2003.

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

SALE OF MORTGAGE SERVICING

        During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share. On June 30, 1998, the Company sold its $1.2 billion residential mortgage-servicing portfolio. As a result of this sale, the Company established a reserve for potential liabilities due to certain representations and warranties made on the sale date. The time period for making claims under the terms of the mortgage servicing sale’s representations and warranties expired on June 30, 2003. Thus, the Company reversed this remaining reserve in the second quarter of 2003, which is reflected in the $771,000 pre-tax gain on sale of mortgage servicing. Excluding this nonrecurring gain, the Company would have reported $1.25 diluted earnings per share for the nine months ended September 30, 2003.

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

NET INTEREST INCOME

Overview

        Net interest income, the Company’s principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain tax-exempt income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.50% for September 30, 2004 and 2003).

Net Interest Income Quarter-to-Date Analysis

        For the three-month period ended September 30, 2004, net interest income on a fully taxable equivalent basis was $22.9 million, an increase of $2.3 million, or 11%, from the same period in 2003. The increase in net interest income was the result of a $3.0 million increase in interest income and a $762,000 increase in interest expense.

        The $3.0 million increase in interest income primarily is the result of a $349 million increase in average interest earning assets associated with the acquisitions and internal growth, which was offset by the 37 basis point decrease in the yield earned on earning assets associated with the lower interest rate environment. The higher level of average interest earning assets resulted in a $5.0 million improvement in interest income. More specifically, the higher level of average interest earning assets was the result of increases of approximately $222 million and $127 million from acquisitions and internal growth, respectively. The lower interest rates accounted for a $1.9 million reduction in interest income. The most significant component of this reduction was the $1.5 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 70% to 75% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate paid on the loan portfolio decreased 42 basis points from 6.74% to 6.32%.

        The $762,000 increase in interest expense is the result of a $323 million increase in average interest bearing liabilities associated with the acquisitions, debt issued to capital trusts and internal growth, which was offset by the 14 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment. The higher level of average interest bearing liabilities resulted in a $1.4 million increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $231 million, $30 million and $62 million from acquisitions, debt issued to capital trusts and internal growth, respectively. The lower interest rates accounted for a $601,000 reduction of interest expense. The most significant component of this reduction was the $678,000 decrease associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 80% to 85% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits decreased 31 basis points from 2.33% to 2.02%.

Net Interest Income Year-to-Date Analysis

        For the nine-month period ended September 30, 2004, net interest income on a fully taxable equivalent basis was $65.8 million, an increase of $5.4 million, or 9.0%, from the same period in 2003. The increase in net interest income was the result of a $4.7 million increase in interest income and a $665,000 decrease in interest expense.

        The $4.7 million increase in interest income primarily is the result of a $322 million increase in average interest earning assets associated with the acquisitions and internal growth, which was offset by the 62 basis point decrease in the yield earned on earning assets associated with the lower interest rate environment. The higher level of average interest earning assets resulted in a $13.8 million improvement in interest income. More specifically, the higher level of average interest earning assets was the result of increases of approximately $185 million and $137 million from acquisitions and internal growth, respectively. The lower interest rates accounted for a $9.0 million reduction in interest income. The most significant component of this reduction was the $7.1 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 70% to 75% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate paid on the loan portfolio decreased 70 basis points from 7.03% to 6.33%.

        The $665,000 decrease in interest expense is the result a $290 million increase in average interest bearing liabilities associated with the acquisitions, debt issued to capital trusts and internal growth, which was offset by the 37 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment. The higher level of average interest bearing liabilities resulted in a $4.1 million increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $201 million, $30 million and $59 million from acquisitions, debt issued to capital trusts and internal growth, respectively. The lower interest rates accounted for a $4.7 million reduction of interest expense. The most significant component of this reduction was the $3.4 million decrease associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 80% to 85% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits decreased 53 basis points from 2.55% to 2.02%.

Net Interest Margin

        The Company’s net interest margin decreased 27 basis points to 4.16% for the three-month period ended September 30, 2004, when compared to 4.43% for the same period in 2003. The Company’s net interest margin also decreased 33 basis points to 4.08% for the nine-month period ended September 30, 2004, when compared to 4.41% for the same period in 2003. These decreases in net interest margin can primarily be attributed to three factors. The first is securities that have been called and loans that have been prepaid during 2003 and the resulting repricing when interest rates were at historical lows. Second, while there was overall growth in the Company’s loan portfolio, two of the higher yielding loan products, credit cards and consumer lending, decreased approximately $17 million from September 30, 2003 to September 30, 2004. Third, the recently completed acquisitions negatively impacted net interest margin approximately 10 basis points on an annualized basis, primarily due to the additional debt incurred for these transactions.

Net Interest Income Tables

        Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2004 versus September 30, 2003.

Table 1: Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003

Interest income	$29,785	$26,770	$85,565	$80,850
FTE adjustment	820	773	2,398	2,343

Interest income - FTE	30,605	27,543	87,963	83,193
Interest expense	7,668	6,906	22,183	22,848

Net interest income — FTE	$22,937	$20,637	$65,780	$60,345

Yield on earning assets — FTE	5.55%	5.92%	5.46%	6.08%
Cost of interest bearing liabilities	1.64%	1.78%	1.63%	2.00%
Net interest spread — FTE	3.91%	4.14%	3.83%	4.08%
Net interest margin — FTE	4.16%	4.43%	4.08%	4.41%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended September 30, 2004 vs. 2003	Nine Months Ended September 30, 2004 vs. 2003

Increase due to change in earning assets	$4,989	$13,795
Decrease due to change in earning asset yields	(1,927)	(9,025)
Decrease due to change in interest
bearing liabilities	(1,363)	(4,083)
Increase due to change in interest rates
paid on interest bearing liabilities	601	4,748

Increase in net interest income	$2,300	$5,435

        Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2004 and 2003. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,

	2004			2003

(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$13,817	$34	0.98	$35,458	$74	0.83
Federal funds sold	36,389	140	1.53	27,363	72	1.04
Investment securities - taxable	426,355	3,202	2.99	322,947	2,806	3.45
Investment securities - non-taxable	130,773	2,021	6.15	116,603	1,896	6.45
Mortgage loans held for sale	10,211	159	6.19	28,901	358	4.91
Assets held in trading accounts	236	2	3.37	2,306	24	4.13
Loans	1,577,821	25,047	6.32	1,313,382	22,313	6.74

Total interest earning assets	2,195,602	30,605	5.55	1,846,960	27,543	5.92

Non-earning assets	206,986			155,175

Total assets	$2,402,588			$2,002,135

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$740,559	$1,269	0.68	$562,674	$990	0.70
Time deposits	898,202	4,555	2.02	808,329	4,738	2.33

Total interest bearing deposits	1,638,761	5,824	1.41	1,371,003	5,728	1.66
Federal funds purchased and
securities sold under agreement
to repurchase	91,950	302	1.31	89,986	244	1.08
Other borrowed funds
Short-term debt	19,967	94	1.87	4,220	26	2.44
Long-term debt	111,025	1,448	5.19	73,834	908	4.88

Total interest bearing liabilities	1,861,703	7,668	1.64	1,539,043	6,906	1.78

Non-interest bearing liabilities
Non-interest bearing deposits	292,578			242,271
Other liabilities	15,263			13,499

Total liabilities	2,169,544			1,794,813
Stockholders’ equity	233,044			207,322

Total liabilities and
stockholders’ equity	$2,402,588			$2,002,135

Net interest spread			3.91			4.14
Net interest margin		$22,937	4.16		$20,637	4.43

	Nine Months Ended September 30,

	2004			2003

(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$35,946	$228	0.85	$47,917	$365	1.02
Federal funds sold	55,211	445	1.08	55,147	446	1.08
Investment securities - taxable	410,123	9,169	2.99	304,098	8,287	3.64
Investment securities - non-taxable	126,284	5,905	6.25	117,030	5,763	6.58
Mortgage loans held for sale	10,223	445	5.81	26,175	1,010	5.16
Assets held in trading accounts	531	6	1.51	1,392	33	3.17
Loans	1,514,252	71,765	6.33	1,278,930	67,289	7.03

Total interest earning assets	2,152,570	87,963	5.46	1,830,689	83,193	6.08

Non-earning assets	198,423			153,020

Total assets	$2,350,993			$1,983,709

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$717,643	$3,496	0.65	$568,227	$3,580	0.84
Time deposits	888,852	13,446	2.02	806,000	15,376	2.55

Total interest bearing deposits	1,606,495	16,942	1.41	1,374,227	18,956	1.84
Federal funds purchased and
securities sold under agreement
to repurchase	90,206	756	1.12	80,994	661	1.09
Other borrowed funds
Short-term debt	11,626	134	1.54	2,622	38	1.94
Long-term debt	110,131	4,351	5.28	70,629	3,193	6.04

Total interest bearing liabilities	1,818,458	22,183	1.63	1,528,472	22,848	2.00

Non-interest bearing liabilities
Non-interest bearing deposits	290,019			237,054
Other liabilities	16,248			14,026

Total liabilities	2,124,725			1,779,552
Stockholders’ equity	226,268			204,157

Total liabilities and
stockholders’ equity	$2,350,993			$1,983,709

Net interest spread			3.83			4.08
Net interest margin		$65,780	4.08		$60,345	4.41

        Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2004, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended Sept. 30, 2004 over 2003			Nine Months Ended Sept. 30, 2004 over 2003

(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$(51)	$11	$(40)	$(82)	$(55)	$(137)
Federal funds sold	29	39	68	1	(2)	(1)
Investment securities - taxable	812	(416)	396	2,546	(1,664)	882
Investment securities - non-taxable	222	(97)	125	442	(300)	142
Mortgage loans held for sale	(274)	75	(199)	(680)	115	(565)
Assets held in trading accounts	(19)	(3)	(22)	(15)	(12)	(27)
Loans	4,270	(1,536)	2,734	11,583	(7,107)	4,476

Total	4,989	(1,927)	3,062	13,795	(9,025)	4,770

Interest expense
Interest bearing transaction and
savings accounts	306	(27)	279	827	(911)	(84)
Time deposits	495	(678)	(183)	1,472	(3,402)	(1,930)
Federal funds purchased
and securities sold under
agreements to repurchase	5	53	58	77	18	95
Other borrowed funds
Short-term debt	75	(7)	68	105	(9)	96
Long-term debt	482	58	540	1,602	(444)	1,158

Total	1,363	(601)	762	4,083	(4,748)	(665)

Increase (decrease) in net
interest income	$3,626	$(1,326)	$2,300	$9,712	$(4,277)	$5,435

PROVISION FOR LOAN LOSSES

        The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended September 30, 2004, was $1.9 million, compared to the $2.2 million for the three-month period ended September 30, 2003. The provision for the nine-month period ended September 30, 2004, was $6.1 million, compared to the $6.6 million for the nine-month period ended September 30, 2003. While the 2004 provision amounts are comparable to 2003, the slight decreases reflect the Company’s overall improvement in asset quality ratios offset by the growth in the loan portfolio.

NON-INTEREST INCOME

        Total non-interest income was $10.4 million for the three-month period ended September 30, 2004, compared to $9.9 million for the same period in 2003. For the nine-months ended September 30, 2004, non-interest income was $30.9 million compared to the $29.7 million reported for the same period ended September 30, 2003. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits. Refer to the Sale of Mortgage Servicing discussion for additional information regarding the Company’s nonrecurring gain.

        Table 5 shows non-interest income for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively, as well as changes in 2004 from 2003.

Table 5: Non-Interest Income

(In thousands)	Three Months Ended Sept. 30,		2004 Change from 2003		Nine Months Ended Sept. 30,		2004 Change from 2003

	2004	2003			2004	2003

Trust income	$1,388	$1,317	$71	5.39%	$4,021	$4,059	$(38)	(0.94)%
Service charges on
deposit accounts	3,928	2,786	1,142	40.99	10,922	7,879	3,043	38.62
Other service charges and fees	571	299	272	90.97	1,634	1,095	539	49.22
Income on sale of mortgage loans,
net of commissions	814	1,512	(698)	(46.16)	2,610	4,139	(1,529)	(36.94)
Income on investment banking,
net of commissions	101	388	(287)	(73.97)	514	1,516	(1,002)	(66.09)
Credit card fees	2,544	2,495	49	1.96	7,371	7,326	45	0.61
Student loan premiums	417	541	(124)	(22.92)	1,867	1,171	696	59.44
Other income	656	610	46	7.54	1,918	1,712	206	12.03
Gain on sale of mortgage servicing	—	—	—	—	—	771	(771)	(100.00)

Total non-interest income	$10,419	$9,948	$471	4.73%	$30,857	$29,668	$1,189	4.01%

        Recurring fee income for the three-month period ended September 30, 2004, was $8.4 million, an increase of $1.5 million, or 22.2% from the three-month period ended September 30, 2003. Recurring fee income for the nine-month period ended September 30, 2004, was $23.9 million, an increase of $3.6 million, or 17.6% from the nine-month period ended September 30, 2003. These increases are predominantly the result of the growth in service charges on deposit accounts for 2004. This growth is principally the result of the recently completed acquisitions, growth in our transaction accounts, an improvement in the service charge fee structure and new product offerings associated with the Company’s deposit accounts. The increase from new product offerings is primarily associated with the Company’s overdraft protection program, which accounted for approximately half of the increase on service charges on deposit accounts for 2004.

        The growth in student loan income is associated with normal growth and a change in the student loan industry. More specifically, throughout the year, as student loans reach payout status, the Company has historically sold these loans into the secondary market. Because of competitive changes in the industry relative to loan consolidations, in order to protect the Company’s premium, a strategic decision was made to sell some loans prior to the payout period and this resulted in the earlier recognition of the premium income rather than as planned later in the year. Recognizing that the competition for this product is changing, the Company expects to have higher than normal levels of student loan premium income for the year ending December 31, 2004.

        During the three and nine month periods ended September 30, 2004, income on the sale of mortgage loans has decreased $698,000 or 46.2% and $1.5 million or 36.9% from the same periods, respectively, during 2003. Like most of the banking industry, mortgage production revenues increased sharply in 2003 because of the volume of new and refinanced mortgages due to the low interest rate environment. Also, like most of the banking industry, beginning with the fourth quarter of 2003 and continuing in 2004, the Company experienced a significant slowdown in the volume of mortgage production. The Company expects to see a lower volume of mortgage production throughout the remainder of 2004 compared to 2003.

        During the three and nine month periods ended September 30, 2004, income on investment banking decreased $287,000 or 74.0% and $1.0 million or 66.1% from the same periods, respectively, during 2003. During 2003, the company experienced a significant increase in revenue from the investment banking operations. The increase in 2003 was driven by the low interest rate environment, coupled with significant liquidity from called bonds, which resulted in increased trading activity. During 2004, due to the level of uncertainty in the market, the Company expects to see a continued slowdown in investment banking operations.

        The aggregate earnings per share effect of the decreases associated with the mortgage production revenues and the fees associated with the investment banking operations, resulted in an decrease of approximately $0.04 and $0.10 per diluted share for the three and nine months ended September 30, 2004, respectively, versus the same periods during 2003.

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

        Non-interest expense for the three-month and nine-month periods ended September 30, 2004, were $20.6 million and $60.9 million, an increase of $2.6 million or 14.7% and $6.8 million or 12.5%, respectively, from the same periods in 2003. These increases are primarily the result of the increase in normal ongoing operating expenses and the additional expenses associated with the recently completed acquisitions. Excluding the recently completed acquisitions, the increase in non-interest expense was 4.7% and 4.2% for the three-month and nine-month periods ended September 30, 2004.

        Table 6 shows non-interest expense for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively, as well as changes in 2004 from 2003.

Table 6: Non-Interest Expense

(In thousands)	Three Months Ended Sept. 30,		2004 Change from 2003		Nine Months Ended Sept. 30,		2004 Change from 2003

	2004	2003			2004	2003

Salaries and employee benefits	$12,091	$10,789	$1,302	12.07%	$36,176	$32,134	4,042	12.58%
Occupancy expense, net	1,431	1,259	172	13.66	4,126	3,862	264	6.84
Furniture and equipment expense	1,445	1,329	116	8.73	4,202	3,930	272	6.92
Loss on foreclosed assets	49	36	13	36.11	230	198	32	16.16
Other operating expenses
Professional services	560	443	117	26.41	1,542	1,425	117	8.21
Postage	572	474	98	20.68	1,710	1,479	231	15.62
Telephone	489	375	114	30.40	1,329	1,104	225	20.38
Credit card expenses	591	627	(36)	(5.74)	1,774	1,674	100	5.97
Operating supplies	339	310	29	9.35	1,137	1,035	102	9.86
Deposit insurance	76	67	9	13.43	216	203	13	6.40
Amortization of intangibles	203	23	180	782.61	579	74	505	682.43
Other expense	2,749	2,216	533	24.05	7,834	6,961	873	12.54

Total non-interest expense	$20,595	$17,948	$2,647	14.75%	$60,855	$54,079	$6,776	12.53%

LOAN PORTFOLIO

        The Company’s loan portfolio averaged $1.514 billion and $1.279 billion during the first nine months of 2004 and 2003, respectively. As of September 30, 2004, total loans were $1.602 billion, compared to $1.418 billion on December 31, 2003. The most significant components of the loan portfolio were loans to businesses (commercial loans and commercial real estate loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

        Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $364.6 million at September 30, 2004, or 22.8% of total loans, compared to $395.2 million, or 27.9% of total loans at December 31, 2003. The consumer loan decrease from December 31, 2003 to September 30, 2004 is the result of the Company’s lower credit card portfolio, indirect lending and student loans. The consumer market, particularly credit card and indirect lending, continues to be one of the Company’s greatest challenges. The credit card portfolio continued to decline as the result of an on-going decrease in the number of cardholder accounts, due to competitive pressure in the credit card industry. The decline in the indirect consumer loan portfolio was primarily the result of the on-going special financing incentives from car manufacturers.

        Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $943.3 million at September 30, 2004, or 58.9% of total loans, compared to the $782.0 million, or 55.1% of total loans at December 31, 2003. The real estate loan increase is the result of the first quarter acquisition of ABI combined with an improved demand for construction and commercial real estate loans.

        Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $281.0 million at September 30, 2004, or 17.5% of total loans, which is compared to $225.9 million, or 15.9% of total loans at December 31, 2003. The commercial loan increase is the result an improved demand for commercial loans.

        The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

(In thousands)	September 30, 2004	December 31, 2003

Consumer
Credit cards	$152,198	$165,919
Student loans	82,140	86,301
Other consumer	130,267	142,995
Real Estate
Construction	148,561	111,567
Single family residential	311,291	261,936
Other commercial	483,457	408,452
Commercial
Commercial	184,017	162,122
Agricultural	94,751	57,393
Financial institutions	2,249	6,370
Other	13,196	15,259

Total loans	$1,602,127	$1,418,314

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

        At September 30, 2004, impaired loans were $16.3 million compared to $19.0 million at December 31, 2003. This decrease in impaired loans primarily relates to one large borrower, which is no longer internally classified by management offset by the $600,000 increase from the ABI acquisition completed in the first quarter of 2004.

        Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8: Non-performing Assets

(In thousands)	September 30, 2004	December 31, 2003

Nonaccrual loans	$10,214	$10,049
Loans past due 90 days or more
(principal or interest payments)	1,372	1,518

Total non-performing loans	11,586	11,567

Other non-performing assets
Foreclosed assets held for sale	1,789	2,979
Other non-performing assets	78	393

Total other non-performing assets	1,867	3,372

Total non-performing assets	$13,453	$14,939

Allowance for loan losses to
non-performing loans	238.24%	219.13%
Non-performing loans to total loans	0.72%	0.82%
Non-performing assets to total assets	0.56%	0.67%

        Approximately $485,000 and $560,000 of interest income would have been recorded for the nine-month periods ended September 30, 2004 and 2003, respectively, if the nonaccrual loans had been accruing interest in accordance with their original terms. There was no interest income on the nonaccrual loans recorded for the nine-month periods ended September 30, 2004 and 2003.

ALLOWANCE FOR LOAN LOSSES

Overview

        The Company maintains an allowance for loan losses. This allowance is created through charges to income and maintained at a sufficient level to absorb expected losses in the Company’s portfolio. The allowance for loan losses is determined monthly based on management’s assessment of several factors, such as 1) historical loss experience based on volumes and types, 2) reviews or evaluations of the loan portfolio and allowance for loan losses, 3) trends in volume, maturity and composition, 4) off balance sheet credit risk, 5) volume and trends in delinquencies and non-accruals, 6) lending policies and procedures including those for loan losses, collections and recoveries, 7) national and local economic trends and conditions, 8) concentrations of credit that might affect loss experience across one or more components of the loan portfolio, 9) the experience, ability and depth of lending management and staff and 10) other factors and trends, which will affect specific loans and categories of loans.

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

        An analysis of the allowance for loan losses is shown in Table 9.

Table 9: Allowance for Loan Losses

(In thousands)	2004	2003

Balance, beginning of year	$25,347	$21,948

Loans charged off
Credit cards	3,583	3,519
Other consumer	1,577	1,443
Real estate	845	917
Commercial	525	1,240

Total loans charged off	6,530	7,119

Recoveries of loans previously charged off
Credit cards	514	522
Other consumer	516	512
Real estate	202	114
Commercial	350	229

Total recoveries	1,582	1,377

Net loans charged off	4,948	5,742
ABI allowance for loan losses	1,108	—
Provision for loan losses	6,095	6,589

Balance, September 30	$27,602	$22,795

Loans charged off
Credit cards		1,186
Other consumer		544
Real estate		587
Commercial		1,434

Total loans charged off		3,751

Recoveries of loans previously charged off
Credit cards		148
Other consumer		132
Real estate		104
Commercial		758

Total recoveries		1,142

Net loans charged off		2,609
Allowance for loan losses of
acquired branches		2,964
Provision for loan losses		2,197

Balance, end of year		$25,347

Provision for loan losses

        The amount of provision to the allowance during the nine-month periods ended September 30, 2004 and 2003, and for the year ended 2003, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management’s practice to review the allowance on a monthly basis to determine whether changes in the level of provisions should be made to the allowance after considering the factors noted above.

Allocation of Allowance for Loan Losses

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

        During the nine months ended September 30, 2004, the Company experienced an increase in the real estate allocation of the allowance for loan losses. This increase is primarily the result of internal loan growth in the real estate portfolio combined with the ABI acquisition during the first quarter of 2004, which was offset by a decrease associated with one large borrower, which is no longer internally classified by management and the payoff of another classified real estate loan. The increase in the unallocated allowance is primarily associated with the one large borrower, which is no longer internally classified by management. The increase in the credit card allocation is primarily associated with a decision by management to increase the percentage allocation to this product type to reflect the current loss rate. The allocation of allowance for loan losses for other consumer loans and commercial loans for September 30, 2004, is consistent with the change in the loan portfolio for those products from December 31, 2003.

        While the Company still has some concerns over the uncertainty of the economy and the impact of foreign imports on the catfish industry in Arkansas, management believes the allowance for loan losses is adequate for the period ended September 30, 2004.

        An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10: Allocation of Allowance for Loan Losses

	September 30, 2004		December 31, 2003

(In thousands)	Allowance Amount	% of loans*	Allowance Amount	% of loans*

Credit cards	$4,272	9.5%	$3,913	11.7%
Other consumer	1,120	13.3%	1,597	16.2%
Real estate	9,361	58.9%	8,723	55.1%
Commercial	5,606	17.5%	5,113	15.9%
Other	—	0.8%	4	1.1%
Unallocated	7,243		5,997

Total	$27,602	100.0%	$25,347	100.0%

*Percentage of loans in each category to total loans.

DEPOSITS

        Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 78 financial centers as of September 30, 2004. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more. As of September 30, 2004, core deposits comprised 81.6% of the Company’s total deposits.

        The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, managers in the local markets establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. Although the interest rate environment is at a historical low, the Company believes it is paying competitive rates, when compared with pricing in those markets. As a result, internal deposit growth and acquired deposits were $21.8 million and $116.9 million, respectively, for a total increase of $138.7 million. More specifically, total deposits as of September 30, 2004, were $1.942 billion versus $1.803 billion on December 31, 2003.

        As of September 30, 2004, the Company’s total time deposits increased $1.1 million and $41.8 million as a result of internal deposit growth and acquired deposits, respectively, to $905.1 million from $862.2 million at December 31, 2003. Non-interest bearing transaction accounts decreased $2.2 million and increased $19.5 million as a result of internal deposit reduction and acquired deposits, respectively, to $287.6 million compared to $270.3 million at December 31, 2003. Interest bearing transaction and savings accounts was $749.5 million, which is a $22.9 million and $55.7 million increase as a result of internal deposit growth and acquired deposits, respectively, when compared to the $670.9 million on December 31, 2003.

        The Company will continue to manage interest expense through deposit pricing and does not anticipate a significant change in total deposits. The Company believes that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences increased loan demand or other liquidity needs.

LONG-TERM DEBT

        During the nine month period ended September 30, 2004, the Company increased long-term debt by $13.6 million, or 13.4% from December 31, 2003. This increase is primarily associated with additional FHLB long-term advances acquired in the acquisition of ABI completed during the first quarter of 2004 combined with normal advances and pay downs on the FHLB long-term advances.

CAPITAL

Overview

        At September 30, 2004, total capital reached $235.4 million. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At September 30, 2004, the Company’s equity to asset ratio was 9.74% compared to 9.39% at year-end 2003.

Capital Stock

        At the Company’s annual shareholder meeting held on March 30, 2004, the shareholders approved an amendment to the Articles of Incorporation reducing the par value of the Class A Common Stock from $1.00 to $0.01 and eliminating the authority of the Company to issue Class B common stock, Class A Preferred Stock and Class B Preferred Stock.

Stock Repurchase

        At the beginning of the calendar year 2004, the Company had a stock repurchase program, which authorized the repurchase of up to 800,000 common shares. On May 25, 2004, the Company announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new repurchase program. The new program authorizes the repurchase of up to 5% of the outstanding common stock, or 733,485 shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

        During the first nine months of 2004, the Company has repurchased a total of 73,465 shares of stock with a weighted average repurchase price of $24.28 per share. There were 5,500 shares repurchased with a weighted average repurchase price of $23.61 per share repurchased under the original plan, while there were 67,965 shares repurchased with a weighted average repurchase price of $24.33 per share repurchased under the new plan.

Cash Dividends

        The Company declared cash dividends on its common stock of $0.42 per share for the first nine months of 2004 compared to $0.385 per share (split adjusted) for the first nine months of 2003. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2004, the Company meets all capital adequacy requirements to which it is subject.

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

        The Company’s risk-based capital ratios at September 30, 2004 and December 31, 2003, are presented in table 11.

Table 11: Risk-Based Capital

(In thousands)	September 30, 2004	December 31, 2003

Tier 1 capital
Stockholders’ equity	$235,454	$209,995
Trust preferred securities	47,250	47,250
Intangible assets	(66,489)	(50,417)
Unrealized loss on available-
for-sale securities	77	286
Other	(1,532)	(1,160)

Total Tier 1 capital	214,760	205,954

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	405	326
Qualifying allowance for loan losses	20,540	18,320

Total Tier 2 capital	20,945	18,646

Total risk-based capital	$235,705	$224,600

Risk weighted assets	$1,636,142	$1,458,583

Assets for leverage ratio	$2,337,627	$2,082,552

Ratios at end of year
Leverage ratio	9.19%	9.89%
Tier 1 capital	13.13%	14.12%
Total risk-based capital	14.41%	15.40%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

        The Company has $66.5 million and $50.4 million total goodwill and core deposits for the periods ended September 30, 2004 and December 31, 2003, respectively. Because of the Company’s high level for these two intangible assets management believes a useful calculation is tangible return on equity. This calculation for the three and nine months ended September 30, 2004 and 2003, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 12:

Table 12: Return on Tangible Equity

(In thousands)	September 30, 2004	September 30, 2003

Three months ended

Return on average stockholders equity: (A/C)*(E/F)	11.79%	12.65%
Return on tangible equity: ((A+B)/(C-D))*(E/F)	16.11%	15.12%

Net income	$6,907	$6,611	(A)
Amortization of intangibles, net of taxes	132	16	(B)
Average stockholders’ equity	233,044	207,322	(C)
Average goodwill and core deposits, net	66,603	33,425	(D)
Total days during the year	366	365	(E)
Total days during the period	92	92	(F)

Nine months ended

Return on average stockholders equity: (A/C)*(E/F)	10.98%	12.10%
Return on tangible equity: ((A+B)/(C-D))*(E/F)	15.40%	14.51%

Net income	$18,606	$18,472	(A)
Amortization of intangibles, net of taxes	371	48	(B)
Average stockholders’ equity	226,268	204,157	(C)
Average goodwill and core deposits, net	61,638	33,451	(D)
Total days during the year	366	365	(E)
Total days during the period	274	273	(F)

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Parent Company

        The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At September 30, 2004, undivided profits of the Company’s subsidiaries were approximately $123 million, of which approximately $18 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

        Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and makes adjustments as needed. At September 30, 2004, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At September 30, 2004, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 20.9% of total assets, as compared to 23.7% at December 31, 2003.

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

        The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its affiliates have approximately $93 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $47 million in funds on a given day. Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on month-to-month basis.

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

        Finally, the Company’s affiliate banks have lines of credits available with Federal Home Loan Bank. While the Company has used portions of those lines only to match off longer-term mortgage loans, the Company could use those lines to meet liquidity needs. Approximately $310 million of these lines of credit are currently available, if needed.

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

        Table A below presents the Company’s interest rate sensitivity position at September 30, 2004. This Gap analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities (investment securities are according to call dates) and repricing periods rather than estimating more realistic behaviors, as is done in the simulation models. Also, the Gap analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A: Interest Rate Sensitivity

	Interest Rate Sensitivity Period

(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets
Short-term investments	$28,573	$—	$—	$—	$—	$—	$—	$28,573
Assets held in trading
accounts	2,149	—	—	—	—	—	—	2,149
Investment securities	15,670	6,050	6,556	17,840	66,643	244,334	206,488	563,581
Mortgage loans held for sale	11,153	—	—	—	—	—	—	11,153
Loans	493,554	268,112	162,361	290,462	198,128	178,527	10,983	1,602,127

Total earning assets	551,099	274,162	168,917	308,302	264,771	422,861	217,471	2,207,583

Interest bearing liabilities
Interest bearing transaction
and savings deposits	331,145	—	—	—	83,670	251,008	83,669	749,492
Time deposits	106,117	166,152	229,318	246,283	123,405	33,801	—	905,076
Short-term debt	110,147	—	—	—	—	—	—	110,147
Long-term debt	10,717	2,056	2,098	6,884	11,646	21,149	59,939	114,489

Total interest bearing
liabilities	558,126	168,208	231,416	253,167	218,721	305,958	143,608	1,879,204

Interest rate sensitivity Gap	$(7,027)	$105,954	$(62,499)	$55,135	$46,050	$116,903	$73,863	$328,379

Cumulative interest rate
sensitivity Gap	$(7,027)	$98,927	$36,428	$91,563	$137,613	$254,516	$328,379
Cumulative rate sensitive asset
to rate sensitive liabilities	98.7%	113.6%	103.8%	107.6%	109.6%	114.7%	117.5%
Cumulative Gap as a % of
earning assets	(0.3)%	4.5%	1.7%	4.1%	6.2%	11.5%	14.9%

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

Identity(1)	Date of Sale	Number of Shares	Price(2)	Type of Transaction

2 Officers	July, 2004	2,800	16.8750	Incentive Stock Option
1 Officer	September, 2004	1,200	12.8334	Incentive Stock Option
2 Officers	September, 2004	1,800	10.2500	Incentive Stock Option

Notes:

1.
The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans, which occurred at the same price during a calendar month.

2.
The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer, split adjusted.

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

* Filed herewith.

b) Reports on Form 8-K

        The registrant filed Form 8-K on July 15, 2004. The report contained the text of a press release issued by the registrant concerning the announcement of second 2004 earnings.

        The registrant filed Form 8-K on July 16, 2004. The report contained the text of the script used by J. Thomas May, Chairman and Robert A. Fehlman, Chief Financial Officer during the registrant’s first quarter earnings release conference call held on July 15,2004.

        The registrant filed Form 8-K on August 31, 2004. The report contained the text of a press release issued by the registrant concerning the declaration of a quarterly cash dividend.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date: October 26, 2004	/s/ J. Thomas May

J. Thomas May, Chairman, President and Chief Executive Officer

Date: October 26, 2004	/s/ Robert A. Fehlman

Robert A. Fehlman, Senior Vice President and Chief Financial Officer