Form 10-K
period 2004-12-31
SIMMONS FIRST NATIONAL CORP
filed 2005-03-10
CIK 90498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the fiscal year ended: December 31, 2004
or
☐ Transition Report Pursuant to Secton 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2004, was $338,710,924 based upon the last trade price as reported on the Nasdaq National Market® of $26.03.

The number of shares outstanding of the Registrant’s Common Stock as of February 4, 2005 was 14,372,008.

Part III is incorporated by reference from the Registrant’s Proxy Statement relating to the Annual Meeting of shareholders to be held on April 12, 2005.

Introduction

                The Company has chosen to combine our Annual Report to Shareholders with our Form 10-K, which is a document that U.S. public companies file with the Securities and Exchange Commission every year. Many readers are familiar with “Part II” of the Form 10-K, as it contains the business information and financial statements that were included in the financial sections of our past Annual Reports. These portions include information about our business that the Company believes will be of interest to investors. The Company hopes investors will find it useful to have all of this information available in a single document.

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

                The Company was the largest publicly traded financial holding company headquartered in Arkansas with consolidated total assets of $2.4 billion, consolidated loans of $1.6 billion, consolidated deposits of $2.0 billion and total equity capital of $238 million as of December 31, 2004. The Company owns eight community banks in Arkansas. Upon the completion of recently announced acquisitions, the Company’s banking subsidiaries will conduct their operations through 80 offices, of which 78 are financial centers, located in 45 communities in Arkansas.

                Simmons First National Bank (the “Bank”) is the Company’s lead bank. The Bank is a national bank, which has been in operation since 1903. The Bank’s primary market area, with the exception of its nationally provided credit card product, is Central and Western Arkansas. At December 31, 2004 the Bank had total assets of $1.2 billion, total loans of $761 million and total deposits of $942 million. Simmons First Trust Company N.A., a wholly owned subsidiary of the Bank, performs the trust and fiduciary business operations for the Bank as well as the Company. Simmons First Investment Group, Inc. (‘SFIG”), a wholly owned subsidiary of the Bank, which is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers (NASD), performs the broker-dealer operations of the Bank.

                Simmons First Bank of Jonesboro (“Simmons/Jonesboro”) is a state bank, which was acquired in 1984. Simmons/Jonesboro’s primary market area is Northeast Arkansas. At December 31, 2004, Simmons/Jonesboro had total assets of $230 million, total loans of $194 million and total deposits of $205 million.

                Simmons First Bank of South Arkansas (“Simmons/South”) is a state bank, which was acquired in 1984. Simmons/South’s primary market area is Southeast Arkansas. At December 31, 2004, Simmons/South had total assets of $131 million, total loans of $70 million and total deposits of $115 million.

                Simmons First Bank of Northwest Arkansas (“Simmons/Northwest”) is a state bank, which was acquired in 1995. Simmons/Northwest’s primary market area is Northwest Arkansas. At December 31, 2004, Simmons/Northwest had total assets of $243 million, total loans of $174 million and total deposits of $211 million.

                Simmons First Bank of Russellville (“Simmons/Russellville”) is a state bank, which was acquired in 1997. Simmons/Russellville’s primary market area is Russellville, Arkansas. At December 31, 2004, Simmons/Russellville had total assets of $190 million, total loans of $121 million and total deposits of $143 million.

                Simmons First Bank of Searcy (“Simmons/Searcy”) is a state bank, which was acquired in 1997. Simmons/Searcy’s primary market area is Searcy, Arkansas. At December 31, 2004, Simmons/Searcy had total assets of $126 million, total loans of $89 million and total deposits of $99 million.

                Simmons First Bank of El Dorado, N.A. (“Simmons/El Dorado”) is a national bank, which was acquired in 1999. Simmons/El Dorado’s primary market area is South Central Arkansas. At December 31, 2004, Simmons/El Dorado had total assets of $200 million, total loans of $96 million and total deposits of $168 million.

                Simmons First Bank of Hot Springs (“Simmons/Hot Springs”) is a state bank, which was acquired in 2004. Simmons/Hot Springs’ primary market area is Hot Springs, Arkansas. At December 31, 2004, Simmons/Hot Springs had total assets of $151 million, total loans of $66 million and total deposits of $108 million.

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

Growth Strategy

                The Company’s growth strategy is to primarily focus on the State of Arkansas. More specifically, the Company is interested in expansion by opening new financial centers or by acquisitions of financial centers with $200 million or more in total assets in growth or strategic markets. For example in 2005, the Company is planning three additional branch locations in the Little Rock/Conway metropolitan area, two in the Fayetteville/Springdale/Rogers metropolitan area and one in the Fort Smith metropolitan area. While new financial centers can be dilutive to earnings in the short-term, the Company believes they will reward shareholders in the intermediate and long-term.

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

Employees

                As of December 31, 2004, the Company and its subsidiaries had approximately 1,100 full time equivalent employees. None of the employees are represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.

Executive Officers of the Company

                The following is a list of all executive officers of the Company. The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

J. Thomas May	58	Chairman, President and Chief Executive Officer	18
Barry L. Crow	61	Executive Vice President and Chief Operating Officer	34
Tommie K. Jones	57	Senior Vice President and Human Resources Director	30
Robert A. Fehlman	40	Senior Vice President and Chief Financial Officer	16
John L. Rush	70	Secretary	37

Board of Directors of the Company The following is a list of the Board of Directors of the Company as of December 31, 2004, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

William E. Clark	Chairman and Chief Executive Officer
CDI Contractors, LLC

Steven A. Cosse’	Senior Vice President and General Counsel
Murphy Oil Corporation

Lara F. Hutt, III	President
Hutt Building Material Company, Inc.

George A. Makris, Jr.	President
M.K. Distributors, Inc.

J. Thomas May	Chairman, President and Chief Executive Officer
Simmons First National Corporation

David R. Perdue	Vice President
JDR, Inc.

Harry L. Ryburn, D.D.S.	Orthodontist

Henry F. Trotter, Jr.	President
Trotter Ford, Lincoln, Mercury, Toyota
3

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

                The federal law generally prohibits a bank holding company from directly or indirectly engaging in non-banking activities. This prohibition does not include loan servicing, liquidating activities or other activities so closely related to banking as to be a proper incident thereto. Bank holding companies, including the Company, which have elected to qualify as financial holding companies are authorized to engage in financial activities. Financial activities include any activity that is financial in nature or any activity that is incidental or complimentary to a financial activity.

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

Subsidiary Banks

                Simmons First National Bank, Simmons/El Dorado and Simmons First Trust Company N.A., as national banking associations, are subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States (“OCC”). Simmons/Jonesboro, Simmons/South, Simmons/Northwest and Simmons/Hot Springs, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation (“FDIC”) and the Arkansas State Bank Department. Simmons/Russellville and Simmons/Searcy, as state chartered member banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Reserve Board and the Arkansas State Bank Department. The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount, which may be lent to a single borrower.

                Prior to passage of the GLB Act in 1999, the subsidiary banks, with numerous exceptions, were subject to the application of the laws of the State of Arkansas, regarding the limitation of the maximum permissible interest rate on loans. The Arkansas limitation for general loans was 5% over the Federal Reserve Discount Rate, with an additional maximum limitation of 17% per annum for consumer loans and credit sales. Certain loans secured by first liens on residential real estate and certain loans controlled by federal law (e.g., guaranteed student loans, SBA loans, etc.) were exempt from this limitation; however, a substantial portion of the loans made by the subsidiary banks, including all credit card loans, have historically been subject to this limitation. The GLB Act included a provision which sets the maximum interest rate on loans made in Arkansas, by banks with Arkansas as their home state, at the greater of the rate authorized by Arkansas law or the highest rate permitted by any of the out-of-state banks which maintain branches in Arkansas. An action was brought in the Western District of Arkansas, attacking the validity of the statute in 2000. Subsequently, the District Court issued a decision upholding the statute, and during October 2001, the Eighth Circuit Court of Appeals upheld the statute on appeal. Thus, in the fourth quarter of 2001, the Company began to implement the changes permitted by the GLB Act.

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

Potential Enforcement Action for Bank Holding Companies and Banks

                Enforcement proceedings seeking civil or criminal sanctions may be instituted against any bank, any financial or bank holding company, any director, officer, employee or agent of the bank or holding company, which is believed by the federal banking agencies to be violating any administrative pronouncement or engaged in unsafe and unsound practices. In addition, the FDIC may terminate the insurance of accounts, upon determination that the insured institution has engaged in certain wrongful conduct, or is in an unsound condition to continue operations.

Risk-Weighted Capital Requirements for the Company and the Banks

                Since 1993, banking organizations (including financial holding companies, bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. A well-capitalized institution is one that has at least a 10% “total risk-based capital” ratio. For a tabular summary of the Company’s risk-weighted capital ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital” and Note 19 of the Notes to Consolidated Financial Statements.

                A banking organization’s qualifying total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital is an amount equal to the sum of common shareholders’ equity, hybrid capital instruments (instruments with characteristics of debt and equity) in an amount up to 25% of Tier 1 Capital, certain preferred stock and the minority interest in the equity accounts of consolidated subsidiaries. For bank holding companies and financial holding companies, goodwill may not be included in Tier 1 Capital. Identifiable intangible assets may be included in Tier 1 Capital for banking organizations, in accordance with certain further requirements. At least 50% of the banking organization’s total regulatory capital must consist of Tier 1 Capital.

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

Federal Deposit Insurance Corporation Improvement Act

                The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), enacted in 1991, requires the FDIC to increase assessment rates for insured banks and authorizes one or more “special assessments,” as necessary for the repayment of funds borrowed by the FDIC or any other necessary purpose. As directed in FDICIA, the FDIC has adopted a transitional risk-based assessment system, under which the assessment rate for insured banks will vary, according to the level of risk incurred in the bank’s activities. The risk category and risk-based assessment for a bank is determined from its classification, pursuant to the regulation, as well capitalized, adequately capitalized or undercapitalized.

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

Securities and Exchange Commission Filings

                The Company maintains an Internet website at www.simmonsfirst.com. On this website under the section, investor relations - documents, the Company makes its filings with the Securities and Exchange Commission available free of charge.

ITEM 2.          PROPERTIES

                The principal offices of the Company and the Bank consist of an eleven-story office building and adjacent office space, located in the central business district of the city of Pine Bluff, Arkansas.

                The Company and its subsidiaries own or lease additional offices throughout the State of Arkansas. As of December 31, 2004, the Company’s eight banks are conducting financial operations from 80 offices, of which 78 are financial centers, in 45 communities throughout Arkansas.

ITEM 3.          LEGAL PROCEEDINGS

                The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries. However, on October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the Banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. The Company has filed a Motion to Dismiss. At this time, no basis for any material liability has been identified. The Banks plan to vigorously defend the claims asserted in the suit.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS

                The Company’s Common Stock trades on The Nasdaq Stock Market®  in the National Market System under the symbol “SFNC”. The following table sets forth, for all the periods indicated, cash dividends declared, and the high and low closing bid prices for the Company’s Common Stock, adjusted to reflect the effect of the two for one stock split on May 1, 2003.

			Quartely Dividends Per Common Share
	Price Per Common Share
	High	Low

2004
1st quarter	$30.39	$25.81	$0.14
2nd quarter	28.54	23.21	0.14
3rd quarter	27.17	22.65	0.14
4th quarter	30.05	25.40	0.15

2003
1st quarter	$18.45	$17.06	$0.125
2nd quarter	21.50	18.13	0.130
3rd quarter	26.31	20.90	0.130
4th quarter	28.90	23.95	0.140

                As of February 4, 2005, there were 1,490 shareholders of record of the Company’s Common Stock.

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

                The Company’s principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank and Simmons/El Dorado in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Northwest, Simmons/South, Simmons/Hot Springs, Simmons/Russellville and Simmons/Searcy regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2004, approximately $12.7 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see “Quantitative and Qualitative Disclosures About Market Risk - Liquidity and Market Risk Management,” and Note 19 of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

                The following transactions are sales of unregistered shares of Common Stock of the registrant, for the fourth quarter of 2004, which were issued to executive and senior management officers upon the exercise of rights granted under one of the Company’s stock option plans. No underwriters were involved and no underwriter’s discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash and/or exchanged shares of the Company’s Common Stock as the consideration for the transactions.

Identity	Date of Sale	Number of Shares	Price (1)	Type of Transaction

2 Officers	October, 2004	2,400	12.83335	Incentive Stock Option
1 Officer	November, 2004	600	10.25000	Incentive Stock Option
1 Officer	November, 2004	400	10.56250	Incentive Stock Option
6 Officers	November, 2004	1,780	12.21875	Incentive Stock Option
8 Officers	November, 2004	9,000	12.83335	Incentive Stock Option
1 Officer	November, 2004	300	21.83335	Incentive Stock Option
5 Officers	December, 2004	4,500	10.25000	Incentive Stock Option
2 Officers	December, 2004	600	10.56250	Incentive Stock Option
10 Officers	December, 2004	3,000	12.21875	Incentive Stock Option
1 Officer	December, 2004	2,400	12.83335	Incentive Stock Option
3 Officers	December, 2004	320	16.00000	Incentive Stock Option
3 Officers	December, 2004	1,200	22.62500	Incentive Stock Option
1 Officer	December, 2004	200	23.78000	Incentive Stock Option

——————
Notes:

1.	The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer. The price paid and numbers of shares issued have been adjusted to reflect the effect of the 50% stock dividend paid on December 6, 1996 and the two for one stock split on May 1, 2003.

Stock Repurchase

                At the beginning of the calendar year 2004, the Company had a stock repurchase program, which authorized the repurchase of up to 800,000 common shares. On May 25, 2004, the Company announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new repurchase program. The new program authorizes the repurchase of up to 5% of the outstanding Common Stock, or 733,485 shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes. During the fourth quarter of 2004, the Company executed no share repurchases and 665,520 shares remain available under the current repurchase plan.

                On January 27, 2005, the Company repurchased 250,000 shares of its Common Stock from a single shareholder in a private transaction at $26.00 per share. This repurchase transaction was separately negotiated and was not part of the Company’s ongoing stock repurchase program.

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

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

                The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 were derived from consolidated financial statements of the Company, which were audited by BKD, LLP. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively to reflect the effects of the May 1, 2003, two for one stock split for shareholders of record as of April 18, 2003. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31 (1)

(In thousands, except per share data)	2004	2003	2002	2001	2000

Income statement data:
Net interest income	$85,636	$77,870	$75,708	$67,405	$67,061
Provision for loan losses	8,027	8,786	10,223	9,958	7,531
Net interest income after provision
for loan losses	77,609	69,084	65,485	57,447	59,530
Non-interest income	40,847	38,717	35,303	33,569	30,355
Non-interest expense	82,527	73,117	69,013	68,130	62,556
Provision for income taxes	11,483	10,894	9,697	6,358	8,460
Net income	24,446	23,790	22,078	16,528	18,869

Per share data:
Basic earnings	1.68	1.69	1.56	1.16	1.30
Diluted earnings	1.65	1.65	1.54	1.15	1.29
Diluted operating earnings (2)	1.68	1.62	1.54	1.15	1.29
Book value	16.29	14.89	13.97	12.87	12.07
Dividends	0.57	0.53	0.48	0.44	0.40

Balance sheet data at period end:
Assets	2,413,944	2,235,778	1,977,579	2,016,918	1,912,493
Loans	1,571,376	1,418,314	1,257,305	1,258,784	1,294,710
Allowance for loan losses	26,508	25,347	21,948	20,496	21,157
Deposits	1,959,195	1,803,468	1,619,196	1,686,404	1,605,586
Long-term debt	94,663	100,916	54,282	42,150	41,681
Stockholders’ equity	238,222	209,995	197,605	182,363	173,343

Capital ratios at period end:
Stockholders’ equity to
total assets	9.87%	9.39%	9.99%	9.04%	9.06%
Leverage (3)	8.46%	9.89%	9.29%	8.26%	8.41%
Tier 1	12.72%	14.12%	14.02%	12.76%	11.97%
Total risk-based	14.00%	15.40%	15.30%	14.04%	13.26%

Selected ratios:
Return on average assets	1.03%	1.18%	1.12%	0.84%	1.05%
Return on average equity	10.64%	11.57%	11.56%	9.23%	11.33%
Return on average tangible equity (4)	14.94%	14.03%	13.99%	12.73%	15.28%
Net interest margin (5)	4.08%	4.34%	4.37%	3.92%	4.24%
Allowance/nonperforming loans	220.84%	219.13%	179.07%	137.12%	192.97%
Allowance for loan losses as a
percentage of period-end loans	1.69%	1.79%	1.75%	1.63%	1.63%
Nonperforming loans as a percentage
of period-end loans	0.76%	0.82%	0.97%	1.19%	0.85%
Net charge-offs as a percentage
of average total assets	0.34%	0.41%	0.46%	0.54%	0.34%
Dividend payout	33.80%	31.14%	30.75%	37.76%	30.85%

(1) The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.
(2) Diluted operating earnings exclude nonrecurring items.
(3) Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investments.
(4) Tangible calculations eliminate the effect of goodwill and acquisition related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.
(5) Fully taxable equivalent (assuming an effective income tax rate of 37.5%).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2004 Overview

                Simmons First National Corporation recorded earnings of $24,446,000 or $1.65 diluted earnings per share for the twelve-month period ended December 31, 2004. These earnings reflect an increase of $656,000, but no increase on a per share basis, when compared to the twelve month period ended December 31, 2003, earnings of $23,790,000, or $1.65 diluted earnings per share. The Company’s return on average assets and return on average stockholders’ equity for the year ended December 31, 2004, was 1.03% and 10.64%, when compared to 1.18% and 11.57%, respectively, for the year ended 2003.

                Operating earnings (net income less nonrecurring items) for the twelve month period ended December 31, 2004, and 2003, were $24,916,000 and $23,320,000, respectively. Diluted operating earnings per share for these same periods were $1.68 and $1.62, respectively. This represents a $0.06 per share, or 3.7% increase. On December 31, 2004, the Company recorded a nonrecurring $470,000 after tax charge, or a $0.03 reduction in diluted earnings per share, related to the write off of deferred debt issuance cost associated with the redemption of its 9.12% trust preferred securities. During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share, resulting from the sale of its mortgage servicing portfolio.

                At December 31, 2004, the Company’s loan portfolio totaled $1.571 billion, which is a $153.0 million, or a 10.8%, increase from the same period last year. This increase is due partially to the merger with Alliance Bancorporation, Inc. (ABI) during the first quarter of 2004, which included approximately $70.0 million in loans. The additional growth was attributable to increased loan demand the Company experienced in its construction and commercial real estate loan portfolios.

                 As of December 2004, asset quality remained strong with non-performing assets declining by $1.0 million from the same period last year. Non-performing loans to total loans improved to 0.76% from 0.82% from the same period last year, and the allowance for loan losses improved to 221% of non-performing loans, compared to 219% from the same period last year. At year-end, the allowance for loan losses equaled 1.69% of total loans, which reflects the improvement in the loan portfolio compared to 1.79% at year-end 2003.

                Total assets for the Corporation at December 31, 2004, were $2.414 billion, an increase of $178 million over the period ended December 31, 2003, of which $155 million was related to the first quarter acquisition. Stockholders’ equity as of December 31, 2004 was $238 million, a $28 million, or approximately a 13.3% increase from December 31, 2003.

                Simmons First National Corporation is an Arkansas based, Arkansas committed financial holding company with $2.4 billion in assets and eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company’s eight banks conduct financial operations from 80 offices, of which 78 are financial centers, in 45 communities.

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

Allowance for Loan Losses

                The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, SFAS 123R becomes effective for public companies for interim or annual periods beginning after June 15, 2005. The standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company is currently evaluating the impact that this statement will have on its financial statements and the Company will adopt SFAS 123R on the effective date of the statement.

Acquisitions

                On June 25, 2004, the Company completed the branch purchase in which Cross County Bank sold its Weiner, Arkansas location to Simmons First Bank of Jonesboro, a subsidiary of the Company. The acquisition included approximately $6 million in total deposits and the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional goodwill and core deposits of $344,000 and $117,000, respectively.

                On March 19, 2004, the Company merged with ABI. ABI owned Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets (including goodwill and core deposits), loans and deposits of approximately $155 million, $70 million and $110 million, respectively. During the second quarter of 2004, Alliance Bank changed its name to Simmons First Bank of Hot Springs and continues to operate as a separate community bank with virtually the same board of directors, management and staff. As a result of this transaction, the Company recorded additional goodwill and core deposits of $14,690,000 and $1,245,000, respectively.

                On November 21, 2003, the Company completed the purchase of nine financial centers from Union Planters Bank, N.A. Six locations in North Central Arkansas include Clinton, Marshall, Mountain View, Fairfield Bay, Leslie and Bee Branch. Three locations in Northeast Arkansas communities include Hardy, Cherokee Village and Mammoth Spring. At acquisition, the nine locations had combined deposits of $130 million with acquired assets of $119 million including selected loans, premises, cash and other assets. As a result of this transaction, the Company recorded additional goodwill and core deposits of $12,282,000 and $4,817,000, respectively

                The systems integration for the 2003 acquisition was completed on the acquisition date. The system integration for the 2004 mergers and acquisitions were completed during the second quarter of 2004.

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

                In 2002, the Federal Reserve decreased the Federal Funds rate from 1.75% at the end of 2001 to 1.25% at the end of 2002. This decline continued in 2003, with another 25 basis point decrease, bringing the Federal Funds rate to 1.00% at December 31, 2003. In 2004, the Federal Reserve began increasing the Federal Funds rate and as of December 31, 2004, that rate was 2.25%. The Company experienced minimal margin impact from these increases. As long as the Federal Reserve continues to increase rates at a “measured” pace, the Company expects the impact on net interest income to be minimal. However, should the Federal Reserve accelerate the frequency or magnitude of these increases, the Company may experience some margin compression.

                The Company’s practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. Historically, approximately 70% of the Company’s loan portfolio and approximately 85% of the Company’s time deposits have repriced in one year or less. These historical percentages are consistent with the Company’s current interest rate sensitivity.

                For the year ended December 31, 2004, net interest income on a fully taxable equivalent basis was $88.8 million, an increase of $7.8 million, or 9.6%, from the same period in 2003. The increase in net interest income was the result of an $8.5 million increase in interest income and a $691,000 increase in interest expense. As a result, the net interest margin decreased 26 basis points to 4.08% for the year ended December 31, 2004, when compared to 4.34% for 2003.

                The $8.5 million increase in interest income for the year ended December 31, 2004, primarily is the result of growth in earning assets offset by a 46 basis point decrease in the yield earned on earning assets associated with the repricing to a lower interest rate environment. The lower interest rates resulted in a $9.5 million decrease in interest income. More specifically, $7.5 million of the decrease is associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate earned on the loan portfolio decreased 55 basis points from 6.91% to 6.36%. Offsetting the decline in interest rates for 2004 was growth in the Company’s loan portfolio. The earning asset growth contributed $18.0 million of additional interest income for 2004 versus 2003.

                The $691,000 increase in interest expense for the year ended December 31, 2004, primarily is the result a $280 million increase in costing liabilities offset by a 26 basis point decrease in cost of funds, due to repricing opportunities during the lower interest rate environment. More specifically, $3.5 million of the decrease is associated with management’s ability to reprice the Company’s time deposits that resulted from time deposits maturing during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate paid on time deposits decreased 41 basis points from 2.45% to 2.04%. Interest expense for 2004 includes the interest costs associated with the $30 million of trust preferred securities issued during December 2003.

                For the year ended December 31, 2003, net interest income on a fully taxable equivalent basis was $81.0 million, an increase of $2.0 million, or 2.5%, from the same period in 2002. The increase in net interest income was the result of an $8.7 million decrease in fully taxable equivalent interest income and a $10.7 million decrease in interest expense. The decrease in interest income was the result of a lower yield earned on earning assets. The decrease in interest expense was the result of a lower cost of funds. The net interest margin declined 3 basis points to 4.34% for the year ended December 31, 2003, when compared to 4.37% for the same period in 2002.

                Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2004, 2003 and 2002, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2004 versus 2003 and 2003 versus 2002.

Table 1:          Analysis of Net Interest Income

(FTE =Fully Taxable Equivalent)

	Years Ended December 31

(In thousands)	2004	2003	2002

Interest income	$116,064	$107,607	$116,142
FTE adjustment	3,173	3,112	3,325

Interest income - FTE	119,237	110,719	119,467
Interest expense	30,428	29,737	40,434

Net interest income - FTE	$88,809	$80,982	$79,033

Yield on earning assets - FTE	5.48%	5.94%	6.61%

Cost of interest bearing liabilities	1.65%	1.91%	2.64%

Net interest spread - FTE	3.83%	4.03%	3.97%

Net interest margin - FTE	4.08%	4.34%	4.37%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2004 vs. 2003	2003 vs. 2002

Increase due to change in earning assets	$17,999	$3,655
Decrease due to change in earning asset yields	(9,481)	(12,403)
Increase due to change in interest rates paid on
interest bearing liabilities	4,432	11,298
Decrease due to change in interest bearing liabilities	(5,123)	(601)

Increase in net interest income	$7,827	$1,949

                Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2004. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:          Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31

	2004			2003			2002

(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS

Earning Assets
Interest bearing balances due from banks	$36,587	$400	1.09	$51,325	$494	0.96	$41,314	$650	1.57
Federal funds sold	56,423	748	1.33	63,642	652	1.02	65,199	996	1.53
Investment securities - taxable	411,467	12,416	3.02	311,722	10,958	3.52	311,476	13,094	4.20
Investment securities - non-taxable	126,349	7,843	6.21	115,416	7,641	6.62	119,388	8,310	6.96
Mortgage loans held for sale	10,087	575	5.70	22,692	1,220	5.38	16,560	1,007	6.08
Assets held in trading accounts	4,980	41	0.82	1,146	37	3.23	1,784	88	4.93
Loans	1,528,447	97,214	6.36	1,298,127	89,717	6.91	1,251,072	95,322	7.62

Total interest earning assets	2,174,340	119,237	5.48	1,864,070	110,719	5.94	1,806,793	119,467	6.61

Non-earning assets	203,440			157,469			156,551

Total assets	$2,377,780			$2,021,539			$1,963,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings deposits	$729,842	$4,965	0.68	$579,618	$4,594	0.79	$540,454	$6,304	1.17
Time deposits	892,360	18,198	2.04	813,973	19,921	2.45	859,542	29,503	3.43

Total interest bearing deposits	1,622,202	23,163	1.43	1,393,591	24,515	1.76	1,399,996	35,807	2.56

Federal funds purchased and securities sold under agreement to repurchase	94,465	1,227	1.30	87,847	941	1.07	78,518	1,198	1.53
Other borrowed funds Short-term debt	11,252	175	1.56	5,489	89	1.62	5,435	110	2.02
Long-term debt	110,946	5,863	5.28	72,211	4,192	5.81	47,117	3,319	7.04

Total interest bearing liabilities	1,838,865	30,428	1.65	1,559,138	29,737	1.91	1,531,066	40,434	2.64

Non-interest bearing liabilities Non-interest bearing deposits	293,060			242,902			226,128
Other liabilities	16,136			13,816			15,203

Total liabilities	2,148,061			1,815,856			1,772,397
Stockholders’ equity	229,719			205,683			190,947

Total liabilities and stockholders’ equity	$2,377,780			$2,021,539			$1,963,344

Net interest spread			3.83			4.03			3.97
Net interest margin		$88,809	4.08		$80,982	4.34		$79,033	4.37

                Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 2004 and 2003, as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:          Volume/Rate Analysis

	Years Ended December 31

	2004 over 2003			2003 over 2002

(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in

Interest income Interest bearing balances due from banks	$(155)	$61	$(94)	$134	$(290)	$(156)
Federal funds sold	(80)	176	96	(23)	(321)	(344)
Investment securities - taxable	3,161	(1,703)	1,458	10	(2,146)	(2,136)
Investment securities - non-taxable	697	(495)	202	(270)	(399)	(669)
Mortgage loans held for sale	(715)	70	(645)	340	(127)	213
Assets held in trading accounts	49	(45)	4	(25)	(26)	(51)
Loans	15,042	(7,545)	7,497	3,489	(9,094)	(5,605)

Total	17,999	(9,481)	8,518	3,655	(12,403)	(8,748)

Interest expense
Interest bearing transaction and
savings deposits	1,082	(711)	371	430	(2,140)	(1,710)
Time deposits	1,801	(3,524)	(1,723)	(1,494)	(8,088)	(9,582)
Federal funds purchased
and securities sold under
agreements to repurchase	75	211	286	130	(387)	(257)
Other borrowed funds
Short-term debt	89	(3)	86	1	(22)	(21)
Long-term debt	2,076	(405)	1,671	1,534	(661)	873

Total	5,123	(4,432)	691	601	(11,298)	(10,697)

Increase (decrease) in net interest income	$12,876	$(5,049)	$7,827	$3,054	$(1,105)	$1,949

Provision for Loan Losses

                The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for 2004, 2003 and 2002 was $8.0, $8.8 and $10.2 million, respectively. The decrease in the provision for loan losses reflects the continued improvement in the Company’s asset quality. On a historical note, during 2002, there were significant uncertainties in the United States economy and concerns over the downturn in the catfish industry that affected one of the Company’s community banks. For that reason, management maintained an increased level of provision during 2002.

Non-Interest Income

                Total non-interest income was $40.8 million in 2004, compared to $38.7 million in 2003 and $35.3 million in 2002. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

                Table 5 shows non-interest income for the years ended December 31, 2004, 2003 and 2002, respectively, as well as changes in 2004 from 2003 and in 2003 from 2002.

Table 5:          Non-Interest Income

	Years Ended December 31			2004 Change from 2003		2003 Change from 2002

(In thousands)	2004	2003	2002

Trust income	$5,421	$5,487	$5,258	$(66)	(1.20)%	$229	4.36%
Service charges on deposit accounts	14,564	10,589	10,084	3,975	37.54	505	5.01
Other service charges and fees	2,158	1,508	1,450	650	43.10	58	4.00
Income on sale of mortgage loans,
net of commissions	3,391	4,931	3,792	(1,540)	(31.23)	1,139	30.04
Income on investment banking, net of commissions	645	1,887	1,087	(1,242)	(65.82)	800	73.60
Credit card fees	10,001	9,782	10,161	219	2.24	(379)	(3.73)
Student loan premiums	2,114	1,479	1,235	635	42.93	244	19.75
Other income	2,553	2,297	2,246	256	11.14	51	2.27
Gain on sale of mortgage servicing	—	771	—	(771)	(100.00)	771	100.00
Loss on sale of securities, net	—	(14)	(10)	14	(100.00)	(4)	40.00

Total non-interest income	$40,847	$38,717	$35,303	$2,130	5.50%	$3,414	9.67%

                Recurring fee income for 2004 was $32.1 million, an increase of $4.7 million, or 17.2%, when compared with the 2003 amounts. This increase was attributable to the growth in service charges on deposit accounts and other service charges and fees. This growth is principally the result of the recently completed acquisitions, growth in our transaction accounts, an improvement in the service charge fee structure and new product offerings associated with the Company’s deposit accounts. The increase from new product offerings is primarily associated with the Company’s overdraft protection program, which accounted for approximately half of the increase on service charges on deposit accounts for 2004. The increase in credit card fees was primarily the result of a pricing change related to interchange fees. Due to competitive pressure in the credit card industry, the Company continues to experience a decline in the number of cardholders in the credit card portfolio.

                Recurring fee income for 2003 was $27.4 million, an increase of $413,000, or 1.5%, when compared with the 2002 amounts. This increase was attributable to the growth in trust fees and service charges on deposit accounts offset by the decease in credit card fees. The increase in trust fees is the result of general improvement in market conditions. The increase in service charges was primarily the result of growth in transaction accounts. The decrease in credit card fees was the result of a decline in the number of cardholders in the credit card portfolio, reflecting continued competitive pressure in the credit card industry.

                During the years ended December 31, 2004 and 2003, combined income on the sale of mortgage loans and income on investment banking decreased $2,782,000 and increased $1,939,000 respectively, from the years ended in 2003 and 2002. The 2004 decrease was primarily the result of a reduced demand for those products. The volume increase in 2003 was primarily driven by previous interest rate decreases and the resulting demand for mortgage refinancing and the effect of called bonds.

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

                Non-interest expense for 2004 was $82.5 million, an increase of $9.4 million or 12.9%, from 2003. The increase in non-interest expense during 2004, compared to 2003 is primarily attributed to normal on-going operating expenses and the additional expenses associated with the recently completed acquisitions. During 2004, the Company recorded a nonrecurring $771,000, or a $0.03 reduction in earnings per share related to the write off of deferred debt issuance cost associated with the redemption of its 9.12% trust preferred securities. The reduction in credit card expense was primarily attributable the Company’s airline miles reward program. The current year ended was the Company’s fourth year in the airline miles reward program. Accumulated airline reward miles expire after 36 months; thus, the Company expects reward expense to remain relatively flat under current competitive pressures. Increased activity of rewards program accounts will result in additional airline reward expense.

                Non-interest expense for 2003 was $73.1 million, an increase of $4.1 million or 5.9%, from 2002. The increase in non-interest expense during 2003, compared to 2002 is primarily attributed to the increase in salary and employee benefits combined with the increase in credit card expenses. The salary and employee benefits increase is associated with normal salary adjustments and the increased cost of health insurance. The credit card expense increase was primarily attributable the Company’s airline miles reward program. The current year ended was the Company’s third year in this program, which is typically the time frame when cardholders have accumulated enough miles to begin exercising their accrued miles. Based on continuing analysis of projected air miles usage, the Company increased the estimated liability associated with this program by $530,000 in 2003, of which $498,000 was accrued during the fourth quarter of 2003.

                Core deposit amortization expense recorded for the years ended December 31, 2004, 2003 and 2002, was $791,000, $172,000 and $78,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2005 - $830,000; 2006 - $827,000; 2007 - $815,000; 2008 - $804,000; and 2009 - $799,000. The increases reflect the core deposit premium recorded associated with the recently completed acquisitions.

Table 6 below shows non-interest expense for the years ended December 31, 2004, 2003 and 2002, respectively, as well as changes in 2004 from 2003 and in 2003 from 2002. Table 6: Non-Interest Expense

	Years Ended December 31			2004 Change from 2003		2003 Change from 2002

(In thousands)	2004	2003	2002

Salaries and employee benefits	$48,533	$42,979	$40,039	$5,554	12.92%	$2,940	7.34%
Occupancy expense, net	5,500	5,080	4,747	420	8.27	333	7.01
Furniture and equipment expense	5,646	5,195	5,434	451	8.68	(239)	(4.40)
Loss on foreclosed assets	346	269	177	77	28.62	92	51.98
Other operating expenses
Professional services	2,029	1,999	1,877	30	1.50	122	6.50
Postage	2,256	2,024	1,881	232	11.46	143	7.60
Telephone	1,784	1,498	1,542	286	19.09	(44)	(2.85)
Credit card expenses	2,374	2,679	1,933	(305)	(11.38)	746	38.59
Operating supplies	1,528	1,488	1,385	40	2.69	103	7.44
FDIC insurance	284	273	296	11	4.03	(23)	(7.77)
Amortization of core deposits	791	172	78	619	359.88	94	120.51
Write off of deferred debt
issuance cost	771	—	—	771	100.00	—	—
Other expense	10,685	9,461	9,624	1,224	12.94	(163)	(1.69)

Total non-interest expense	$82,527	$73,117	$69,013	$9,410	12.87%	$4,104	5.95%

Income Taxes

                The provision for income taxes for 2004 was $11.5 million, compared to $10.9 million in 2003 and $9.7 million in 2002. The effective income tax rates for the years ended 2004, 2003 and 2002 were 32.0%, 31.4% and 30.5%, respectively.

Loan Portfolio

                The Company’s loan portfolio averaged $1.528 billion during 2004 and $1.298 billion during 2003. As of December 31, 2004, total loans were $1.571 billion, compared to $1.418 billion on December 31, 2003. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

                Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $367.2 million at December 31, 2004, or 23.4% of total loans, compared to $395.2 million, or 27.9% of total loans at December 31, 2003. The consumer loan decrease from 2003 to 2004 is the result of a decline in credit cards, indirect lending and student loans. The consumer market, particularly credit card and indirect lending, continues to be one of the Company’s greatest challenges. The credit card portfolio continued to decline as the result of an on-going decrease in the number of cardholder accounts resulting from competitive pressure in the credit card industry. The decline in the indirect consumer loan portfolio was primarily the result of the on-going special finance incentives offered by car manufacturers. As student loans reach payout status, the Company generally sells these loans into the secondary market. Because of changes in the industry relative to loan consolidations, and in order to protect the premium, the Company made the decision to sell some student loans prior to the payout period. These early sales created a decline in the portfolio balances. Going forward, the student loan portfolio is expected to return to historical levels.

                Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $969.2 million at December 31, 2004, or 61.7% of total loans, compared to $782.0 million, or 55.1% of total loans at December 31, 2003. The real estate loan increase is the result of the acquisition of ABI combined with improved demand for construction and commercial real estate loans.

                Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $222.0 million at December 31, 2004, or 14.1% of total loans, compared to the $225.9 million, or 15.9% of total loans at December 31, 2003. The commercial loan decrease is primarily the result of the pay off of several large credits offset by increased demand in the agricultural portfolio.

                The amounts of loans outstanding at the indicated dates are reflected in table 7, according to type of loan.

Table 7:          Loan Portfolio

	Years Ended December 31

(In thousands)	2004	2003	2002	2001	2000

Consumer
Credit cards	$155,326	$165,919	$180,439	$196,710	$197,567
Student loans	83,283	86,301	83,890	74,860	67,145
Other consumer	128,552	142,995	153,103	179,138	192,595
Real Estate
Construction	169,001	111,567	90,736	83,628	69,169
Single family residential	318,488	261,936	233,193	224,122	244,377
Other commercial	481,728	408,452	290,469	263,539	287,170
Commercial
Commercial	158,613	162,122	144,678	153,617	161,134
Agricultural	62,340	57,393	58,585	60,794	57,164
Financial institutions	1,079	6,370	6,504	5,861	2,339
Other	12,966	15,259	15,708	16,515	16,050

Total loans	$1,571,376	$1,418,314	$1,257,305	$1,258,784	$1,294,710

Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2004. Table 8: Maturity and Interest Rate Sensitivity of Loans

(In thousands)	1 year or less	Over 1 year through 5 years	Over 5 years	Total

Consumer	$317,935	$49,166	$60	$367,161
Real estate	649,729	305,196	14,292	969,217
Commercial	182,418	39,474	140	222,032
Other	6,103	5,345	1,518	12,966

Total	$1,156,185	$399,181	$16,010	$1,571,376

Predetermined rate	$661,014	$367,590	$15,655	$1,044,259
Floating rate	495,171	31,591	355	527,117

Total	$1,156,185	$399,181	$16,010	$1,571,376

Asset Quality

                Non-performing loans are comprised of (a) nonaccrual loans, (b) loans that are contractually past due 90 days and (c) other loans for which terms have been restructured to provide a reduction or deferral of interest or principal, because of deterioration in the financial position of the borrower. The subsidiary banks recognize income principally on the accrual basis of accounting. When loans are classified as nonaccrual, generally, the accrued interest is charged off and no further interest is accrued. Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectability of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection. If a loan is determined by management to be uncollectable, the portion of the loan determined to be uncollectable is then charged to the allowance for loan losses.

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

	Years Ended December 31

(In thousands)	2004	2003	2002	2001	2000

Nonaccrual loans	$10,918	$10,049	$10,443	$11,956	$8,212
Loans past due 90 days or more
(principal or interest payments)	1,085	1,518	1,814	2,991	2,752
Restructured	—	—	—	—	—

Total non-performing loans	12,003	11,567	12,257	14,947	10,964

Other non-performing assets
Foreclosed assets held for sale	1,839	2,979	2,705	1,084	1,104
Other non-performing assets	83	393	426	631	196

Total other non-performing assets	1,922	3,372	3,131	1,715	1,300

Total non-performing assets	$13,925	$14,939	$15,388	$16,662	$12,264

Allowance for loan losses to non-performing loans	220.84%	219.13%	179.07%	137.12%	192.97%
Non-performing loans to total loans	0.76%	0.82%	0.97%	1.19%	0.85%
Non-performing assets to total assets	0.58%	0.67%	0.78%	0.83%	0.64%

                There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2004, 2003 and 2002.

                A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and nonaccrual loans) and certain other loans identified by management that are still performing.

                At December 31, 2004, impaired loans were $16.6 million compared to $19.0 million in 2003. The decrease in impaired loans from December 31, 2003, primarily relates to the decrease of borrowers that are still performing, but for which management has internally identified as impaired. This decrease is primarily the result of an upgrade in management’s classification and the subsequent removal of specific allocation for one commercial loan relationship. Partially offsetting this decrease was the downgrade of several credits related to the catfish industry. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for the last five years is shown in table 10. Table 10: Allowance for Loan Losses

(In thousands)	2004	2003	2002	2001	2000

Balance, beginning of year	$25,347	$21,948	$20,496	$21,157	$17,085

Loans charged off Credit card	4,589	4,705	4,703	4,431	3,384
Other consumer	2,144	1,987	2,320	3,063	2,349
Real estate	1,263	1,504	1,813	1,378	606
Commercial	2,409	2,674	2,310	3,476	1,410

Total loans charged off	10,405	10,870	11,146	12,348	7,749

Recoveries of loans previously charged off
Credit card	720	670	640	515	468
Other consumer	683	644	677	668	800
Real estate	277	218	253	146	92
Commercial	751	987	558	400	325

Total recoveries	2,431	2,519	2,128	1,729	1,685

Net loans charged off	7,974	8,351	9,018	10,619	6,064
Allowance for loan losses of acquired institutions	1,108	2,964	247	—	2,605
Provision for loan losses	8,027	8,786	10,223	9,958	7,531

Balance, end of year	$26,508	$25,347	$21,948	$20,496	$21,157

Net charge-offs to average loans	0.52%	0.64%	0.72%	0.82%	0.51%
Allowance for loan losses to period-end loans	1.69%	1.79%	1.75%	1.63%	1.63%
Allowance for loan losses to net charge-offs	332.4%	303.5%	243.4%	193.0%	348.9%

Provision for loan losses

                The amount of provision to the allowance during the year 2004, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management’s practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

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

                As of December 31, 2004, the allowance for loan losses reflects an increase of approximately $1.2 million. This increase can primarily be attributed to the allowance for loan losses associated with Company’s merger with ABI and overall growth in the commercial real estate portfolio. As a general rule, the allocation in each category within the allowance reflects the overall changes in loan portfolio mix.

                For the year ended December 31, 2004, the allocation for credit cards increased $304,000, while the credit card portfolio decreased $10.6 million. As the Company’s credit card portfolio has decreased, due to competitive pressures in the industry, historical loss ratios have slightly increased but remain significantly below industry levels. While the allocation for credit cards has been increased to reflect changing loss ratios, management believes asset quality for this portfolio remains strong.

                The unallocated portion of allowance increased $1.0 million during the year ended 2004. This increase is primarily the result of the merger with ABI and the removal of specific allocations for one large commercial real estate credit. The unallocated portion of the allowance as a percent of total loans was 0.45% and 0.42% for the years ended December 31, 2004, and 2003, respectively. While the Company still has some concerns over the uncertainty of the economy and the impact of pricing in the catfish industry in Arkansas during 2005, management believes the allowance for loan losses is adequate for the year ended December 31, 2004. In 2005, management will actively monitor the status of the catfish industry as it relates to the Company’s loan portfolio and make changes to the allowance for loan losses as necessary.

                The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 11.

Table 11:          Allocation of Allowance for Loan Losses

	December 31
	2004		2003		2002		2001		2000

(In thousands)	Allowance Amount	% of loans*	Allowance Amount	% of loans*	Allowance Amount	% of loans*	Allowance Amount	% of loans*	Allowance Amount	% of loans*

Credit cards	$4,217	9.9%	$3,913	11.7%	$4,270	14.4%	$4,156	15.6%	$3,947	15.3%
Other consumer	1,097	13.5%	1,597	16.2%	1,745	18.8%	2,042	20.2%	2,167	20.1%
Real estate	9,357	61.7%	8,723	55.1%	7,393	48.9%	8,029	45.4%	7,602	46.4%
Commercial	4,820	14.1%	5,113	15.9%	4,398	16.7%	3,485	17.5%	3,603	17.0%
Other	—	0.8%	4	1.1%	—	1.2%	—	1.3%	—	1.2%
Unallocated	7,017		5,997		4,142		2,784		3,838

Total	$26,508	100.0%	$25,347	100.0%	$21,948	100.0%	$20,496	100.0%	$21,157	100.0%

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

                Held-to-maturity and available-for-sale investment securities were $151.3 million and $390.8 million, respectively, at December 31, 2004, compared to the held-to-maturity amount of $176.6 million and available-for-sale amount of $315.4 million at December 31, 2003.

                As of December 31, 2004, $25.5 million, or 16.9%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 76.5% of which will mature in less than five years. In the available-for-sale securities, $365.2 million, or 93.4% were in U.S. Treasury and U.S. government agency securities, 80.9% of which will mature in less than five years.

                In order to reduce the Company’s income tax burden, an additional $122.5 million, or 81.0%, of the held-to-maturity securities portfolio, as of December 31, 2004, was invested in tax-exempt obligations of state and political subdivisions. In the available-for-sale securities, $4.7 million, or 1.2% were invested in tax-exempt obligations of state and political subdivisions. Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis. There are no securities of any one state and political subdivision issuer exceeding ten percent of the Company’s stockholders’ equity at December 31, 2004.

                The Company has approximately $307,000, or 0.2%, in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2004. In the available-for-sale securities, $3.9 million, or 1.0% were invested in mortgaged-backed securities.

                As of December 31, 2004, the held-to-maturity investment portfolio had gross unrealized gains of $1.7 million and gross unrealized losses of $486,000.

                During the twelve months ended December 31, 2004 the Company had no gross realized gains or losses resulting from the sales and/or calls of securities. Gross realized gains of $2,000 and $19,000 resulting from sales and/or calls of securities were realized for the years ended December 31, 2003 and 2002, respectively. Gross realized losses of $16,000 and $29,000 resulting from sales and/or calls of securities were realized for the years ended December 31, 2003 and 2002, respectively.

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

Table 12 presents the carrying value and fair value of investment securities for each of the years indicated. Table 12: Investment Securities

	Years Ended December 31

	2004				2003

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$4,020	$12	$(19)	$4,013	$12,583	$205	$—	$12,788
U.S. Government
agencies	21,500	18	(76)	21,442	30,017	194	(30)	30,181
Mortgage-backed
securities	307	7	(1)	313	553	12	—	565
State and political
subdivisions	122,457	1,617	(390)	123,684	113,306	2,700	(154)	115,852
Other securities	2,980	—	—	2,980	20,108	—	—	20,108

Total HTM	$151,264	$1,654	$(486)	$152,432	$176,567	$3,111	$(184)	$179,494

Available-for-Sale
U.S. Treasury	$24,218	$3	$(125)	$24,096	$16,252	$79	$—	$16,331
U.S. Government
agencies	343,716	226	(2,856)	341,086	282,190	1,019	(2,537)	280,672
Mortgage-backed
securities	3,919	13	(55)	3,877	1,394	2	(14)	1,382
State and political
subdivisions	4,616	130	—	4,746	4,575	274	—	4,849
Other securities	16,154	1,111	(276)	16,989	11,425	724	—	12,149

Total AFS	$392,623	$1,483	$(3,312)	$390,794	$315,836	$2,098	$(2,551)	$315,383

	Year Ended December 31

	2002

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$26,153	$618	$—	$26,771
U.S. Government
agencies	59,324	622	(1)	59,945
Mortgage-backed
securities	1,510	41	—	1,551
State and political
subdivisions	120,230	3,827	(9)	124,048
Other securities	100	—	—	100

Total HTM	$207,317	$5,108	$(10)	$212,415

Available-for-Sale
U.S. Treasury	$14,591	$287	$—	$14,878
U.S. Government
agencies	161,042	2,442	—	163,484
Mortgage-backed
securities	3,017	17	(19)	3,015
State and political
subdivisions	4,979	324	—	5,303
Other securities	9,244	807	—	10,051

Total AFS	$192,873	$3,877	$(19)	$196,731

                Table 13 reflects the amortized cost and estimated fair value of securities at December 31, 2004, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 37.5% tax rate) of such securities. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13:          Maturity Distribution of Investment Securities

	December 31, 2004

(In thousands)	1 year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	No fixed maturity	Total	Par Value	Fair Value

Held-to-Maturity
U.S. Treasury	$3,012	$1,008	$—	$—	$—	$4,020	$4,000	$4,013
U.S. Government
agencies	3,500	12,000	6,000	—	—	21,500	21,500	21,442
Mortgage-backed
securities	—	11	26	270	—	307	305	313
State and political
subdivisions	17,522	51,574	51,710	1,651	—	122,457	122,147	123,684
Other securities	—	—	—	930	2,050	2,980	2,980	2,980

Total HTM	$24,034	$64,593	$57,736	$2,851	$2,050	$151,264	$150,932	$152,432

Percentage of total	15.9%	42.7%	38.2%	1.9%	1.3%	100.0%

Weighted average yield	3.7%	3.7%	4.3%	3.3%	1.2%	3.9%

Available-for-Sale
U.S. Treasury	$15,236	$8,982	$—	$—	$—	$24,218	$24,250	$24,096
U.S. Government
agencies	11,600	259,766	72,350	—	—	343,716	343,735	341,086
Mortgage-backed
securities	—	769	1,039	2,111	—	3,919	3,960	3,877
State and political
subdivisions	1,331	2,219	1,066	—	—	4,616	4,615	4,746
Other securities	—	—	—	—	16,154	16,154	16,989	16,989

Total AFS	$28,167	$271,736	$74,455	$2,111	$16,154	$392,623	$393,549	$390,794

Percentage of total	7.2%	69.2%	19.0%	0.5%	4.1%	100.0%

Weighted average yield	2.9%	3.3%	5.2%	4.7%	4.2%	3.7%

Deposits

                Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 78 financial centers as of December 31, 2004. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more. As of December 31, 2004, core deposits comprised 81.8% of the Company’s total deposits.

                The Company continually monitors the funding requirements at each affiliate bank, along with competitive interest rates in the markets it serves. Because of the Company’s community banking philosophy, affiliate executives in the local markets establish the interest rates offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. Although interest rates have been at historical lows, the

Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, internal deposit growth and acquired deposits were $39.8 million and $115.9 million, respectively, for a total increase of $155.7 million. More specifically, total deposits as of December 31, 2004, were $1.959 billion versus $1.803 billion on December 31, 2003.

                The Company manages its interest expense through deposit pricing and does not anticipate a significant change in total deposits. The Company believes that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences increased loan demand or other liquidity needs. Currently, the Company does not utilize brokered deposits; however, brokered deposits can provide an additional source of funding to meet liquidity needs.

                Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits for the three years ended December 31, 2004.

Table 14:          Average Deposit Balances and Rates

	December 31

	2004		2003		2002

(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Non-interest bearing
transaction accounts	$293,060	—	$242,902	—	$226,128	—

Interest bearing transaction
and savings deposits	729,842	0.68%	579,618	0.79%	540,454	1.17%

Time deposits
$100,000 or more	349,224	2.00%	316,245	2.34%	326,735	3.32%

Other time deposits	543,136	2.06%	497,728	2.52%	532,807	3.50%

Total	$1,915,262	1.21%	$1,636,493	1.50%	$1,626,124	2.20%

The Company’s maturities of large denomination time deposits at December 31, 2004 and 2003 are presented in table 15. Table 15: Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit ($100,000 or more) December 31

	2004		2003

(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$131,551	36.9%	$118,324	35.17%
Over 3 months to 6 months	92,048	25.8%	88,693	26.36%
Over 6 months to 12 months	89,399	25.0%	82,141	24.42%
Over 12 months	43,928	12.3%	47,253	14.05%

Total	$356,926	100.00%	$336,411	100.00%

Short-Term Debt

                Federal funds purchased and securities sold under agreements to repurchase were $104.8 million at December 31, 2004, as compared to $100.2 million at December 31, 2003. Other short-term borrowings, consisting of U.S. TT&L Notes and short-term FHLB borrowings, were $2.4 million at December 31, 2004, as compared to $6.8 million at December 31, 2003.

                The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Long-Term Debt

                The Company’s long-term debt was $94.7 million and $100.9 million at December 31, 2004 and 2003, respectively. The outstanding balance for December 31, 2004, includes $6.0 million in long-term debt, $57.7 in FHLB long-term advances and $30.9 million of trust preferred securities. The outstanding balance for December 31, 2003, includes $8.0 million in long-term debt, $45.6 in FHLB long-term advances and $47.3 million of trust preferred securities.

                During the year ended December 31, 2004, the Company increased FHLB long-term debt by $12.1 million, or 26.5% from December 31, 2003. $8.7 million of this increase is primarily a result of the Company’s merger with ABI. The remaining $3.4 million increase is related to a strategic decision to better manage interest rate risk on specific new loan fundings and commitments made during 2004.

                On December 31, 2004, the Company redeemed the entire issue of Simmons First Capital Trust 9.12% Trust Preferred Securities, due June 30, 2027, with an aggregate face amount of $17,250,000.

                Aggregate annual maturities of long-term debt at December 31, 2004 are presented in table 16.

Table 16:          Maturities of Long-Term Debt

(In thousands)	Year	Annual Maturities

	2005	$11,837
	2006	13,078
	2007	11,324
	2008	7,044
	2009	5,271
	Thereafter	46,109

	Total	$94,663

Capital

Overview

                At December 31, 2004, total capital reached $238.2 million. Capital represents shareholder ownership in the Company — the book value of assets in excess of liabilities. At December 31, 2004, the Company’s equity to asset ratio was 9.87% compared to 9.39% at year-end 2003.

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

                During the year ended December 31, 2004, the Company repurchased a total of 73,465 shares of stock with a weighted average repurchase price of $24.28 per share. There were 5,500 shares repurchased with a weighted average repurchase price of $23.61 per share repurchased under the original plan, while there were 67,965 shares repurchased with a weighted average repurchase price of $24.33 per share repurchased under the new plan.

                On January 27, 2005, the Company repurchased 250,000 shares of its Common Stock from a single shareholder in a private transaction at $26.00 per share. This repurchase transaction was separately negotiated and was not part of the Company’s ongoing stock repurchase program.

Cash Dividends

                The Company declared cash dividends on its Common Stock of $0.570 per share for the twelve months ended 2004 compared to $0.525 per share (split adjusted) for the twelve months ended 2003. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

Parent Company Liquidity

                The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and the share repurchase plan. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from the eight affiliate banks. Payment of dividends by the eight affiliate banks is subject to various regulatory limitations. Reference is made to Item 7A Liquidity and Qualitative Disclosures About Market Risk discussion for additional information regarding the parent company’s liquidity.

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

                Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2004, the Company meets all capital adequacy requirements to which it is subject.

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

                The Company’s risk-based capital ratios at December 31, 2004 and 2003 are presented in table 17.

Table 17:          Risk-Based Capital

	December 31

(In thousands)	2004	2003

Tier 1 capital
Stockholders’ equity	$238,222	$209,995
Trust preferred securities	30,000	47,250
Goodwill and core deposits	(66,283)	(50,417)
Unrealized loss on available-
for-sale securities	1,124	286
Other	(738)	(1,160)

Total Tier 1 capital	202,325	205,954

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	392	326
Qualifying allowance for loan losses	19,961	18,320

Total Tier 2 capital	20,353	18,646

Total risk-based capital	$222,678	$224,600

Risk weighted assets	$1,590,373	$1,458,583

Ratios at end of year
Leverage ratio	8.46%	9.89%
Tier 1 capital	12.72%	14.12%
Total risk-based capital	14.00%	15.40%
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

                In the normal course of business, the Company enters into a number of financial commitments. Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

                The Company’s long-term debt at December 31, 2004, includes notes payable, FHLB long-term advances and trust preferred securities, all of which the Company is contractually obligated to repay in future periods.

                Operating lease obligations entered into by the Company are generally associated with the operation of a few of the Company’s financial centers located throughout the state of Arkansas. The financial obligation by the Company on these locations is considered immaterial due to the limited number of financial centers, which operate under an agreement of this type.

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

                The funding requirements of the Company’s most significant financial commitments, at December 31, 2004 are shown in table 18.

Table 18:          Funding Requirements of Financial Commitments

	Payments due by period

(In thousands)	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 Years	Total

Long-term debt	$11,837	$24,402	$12,315	$46,109	$94,663
Credit card loan commitments	188,399	—	—	—	188,399
Other loan commitments	339,866	—	—	—	339,866
Letters of credit	16,684	—	—	—	16,684

                The Company has $66.2 million and $50.4 million total goodwill and core deposits for the periods ended December 31, 2004 and December 31, 2003, respectively. Because of the Company’s high level of these two intangible assets, management believes a useful calculation is tangible return on equity. This calculation for the twelve months ended December 31, 2004, 2003, 2002, 2001 and 2000, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 19.

Table 19:          Return on Tangible Equity

(In thousands)	2004	2003	2002	2001	2000

Twelve months ended
Return on average stockholders equity: (A/C)	10.64%	11.57%	11.56%	9.23%	11.33%
Return on tangible equity: (A+B)/(C-D)	14.94%	14.03%	13.99%	12.73%	15.28%

Net income	$24,446	$23,790	$22,078	$16,528	$18,869	(A)
Amortization of intangibles, net of taxes	494	108	49	1,990	1,872	(B)
Average stockholders’ equity	229,719	205,683	190,947	179,109	166,517	(C)
Average goodwill and core deposits, net	62,836	35,335	32,808	33,691	30,813	(D)
34

                On December 31, 2004, the Company recorded a nonrecurring $470,000 after tax charge, or a $0.03 reduction in diluted earnings per share, related to the write off of deferred debt issuance cost associated with the redemption of its 9.12% trust preferred securities. During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share, resulting from the sale of its mortgage servicing portfolio. In light of these events, Management believes operating earnings (earnings excluding nonrecurring items) is a useful calculation in reflection the Company’s performance. This calculation for the twelve months ended December 31, 2004, 2003, 2002, 2001 and 2000 is presented in table 20.

Table 20:          Operating Earnings

(In thousands, except share data)	2004	2003	2002	2001	2000

Twelve months ended

Net Income	$24,446	$23,790	$22,078	$16,528	$18,869
Nonrecurring items
Gain on sale of mortgage servicing	—	(771)	—	—	—
Write off of deferred debt issuance cost	771	—	—	—	—
Tax effect (39%)	(301)	301	—	—	—

Net nonrecurring items	470	(470)	—	—	—

Operating Income	$24,916	$23,320	$22,078	$16,528	$18,869

Diluted earnings per share	$1.65	$1.65	$1.54	$1.15	$1.29
Nonrecurring items
Gain on sale of mortgage servicing	—	(0.05)	—	—	—
Write off of deferred debt issuance cost	0.05	—	—	—	—
Tax effect (39%)	(0.02)	0.02	—	—	—

Net nonrecurring items	0.03	(0.03)	—	—	—

Diluted operating earnings per share	$1.68	$1.62	$1.54	$1.15	$1.29

Quarterly Results

                Selected unaudited quarterly financial information for the last eight quarters is shown in table 21.

Table 21:          Quarterly Results

	Quarter

(In thousands, except per share data)	First	Second	Third	Fourth	Total

2004
Net interest income	$20,115	$21,150	$22,117	$22,254	$85,636
Provision for loan losses	2,144	2,019	1,932	1,932	8,027
Non-interest income	9,647	10,791	10,419	9,990	40,847
Non-interest expense	19,692	20,568	20,595	21,672	82,527
Loss on sale of securities, net	—	—	—	—	—
Net income	5,411	6,288	6,907	5,840	24,446
Basic earnings per share	0.38	0.43	0.47	0.40	1.68
Diluted earnings per share	0.37	0.42	0.47	0.39	1.65
Diluted operating earnings per share(1)	0.37	0.42	0.47	0.42	1.68

2003
Net interest income	$18,880	$19,258	$19,864	$19,868	$77,870
Provision for loan losses	2,197	2,196	2,196	2,197	8,786
Non-interest income	9,304	10,416	9,948	9,063	38,731
Non-interest expense	18,194	17,937	17,948	19,038	73,117
Loss on sale of securities, net	—	—	—	14	14
Net income	5,332	6,529	6,611	5,318	23,790
Basic earnings per share	0.38	0.46	0.47	0.38	1.69
Diluted earnings per share	0.37	0.45	0.46	0.37	1.65
Diluted operating earnings per share(1)	0.37	0.42	0.46	0.37	1.62

(1) Diluted operating earnings exclude nonrecurring items.
36

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

                The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2004, undivided profits of the Company’s subsidiaries were approximately $125 million, of which approximately $13 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

                Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At December 31, 2004, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At December 31, 2004, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 23.1% of total assets, as compared to 23.7% at December 31, 2003.

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

                The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its affiliates have approximately $86 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $43 million in funds on a given day. Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on a month-to-month basis.

                Secondly, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 72% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

                Finally, the Company’s affiliate banks have lines of credits available with Federal Home Loan Bank. While the Company has used portions of those lines only to match off longer-term mortgage loans, the Company could use those lines to meet liquidity needs. Approximately $383 million of these lines of credit are currently available, if needed.

                The Company believes the various sources available are ample liquidity for short-term, intermediate-term and long-term liquidity.

Market Risk Management

                Market risk arises from changes in interest rates. The Company has risk management policies to monitor and limit exposure to market risk. In asset and liability management activities, policies designed to minimize structural interest rate risk are in place. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

Interest Rate Sensitivity

                Interest rate risk represents the potential impact of interest rate changes on net income and capital resulting from mismatches in repricing opportunities of assets and liabilities over a period of time. A number of tools are used to monitor and manage interest rate risk, including simulation models and interest sensitivity gap analysis. Management uses simulation models to estimate the effects of changing interest rates and various balance sheet strategies on the level of the Company’s net income and capital. As a means of limiting interest rate risk to an acceptable level, management may alter the mix of floating and fixed-rate assets and liabilities, change pricing schedules and manage investment maturities during future security purchases.

                The simulation model incorporates management’s assumptions regarding the level of interest rates or balance changes for indeterminate maturity deposits for a given level of market rate changes. These assumptions have been developed through anticipated pricing behavior. Key assumptions in the simulation models include the relative timing of prepayments, cash flows and maturities. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of a change in interest rates on net income or capital. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

                The table below presents the Company’s interest rate sensitivity position at December 31, 2004. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table: 22          Interest Rate Sensitivity

	Interest Rate Sensitivity Period

(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets
Short-term investments	$81,699	$—	$—	$—	$—	$—	$—	$81,699
Assets held in trading
accounts	4,916	—	—	—	—	—	—	4,916
Investment securities	1,699	7,182	11,579	27,439	84,483	243,725	165,951	542,058
Mortgage loans held for sale	9,246	—	—	—	—	—	—	9,246
Loans	422,905	288,274	157,059	287,947	200,880	198,301	16,010	1,571,376

Total earning assets	520,465	295,456	168,638	315,386	285,363	442,026	181,961	2,209,295

Interest bearing liabilities
Interest bearing transaction
and savings deposits	331,650	—	—	—	87,530	262,586	87,530	769,296
Time deposits	110,607	185,265	200,795	256,621	111,585	31,889	—	896,762
Short-term debt	107,158	—	—	—	—	—	—	107,158
Long-term debt	10,774	1,362	2,726	7,037	13,112	23,992	35,660	94,663

Total interest bearing
liabilities	560,189	186,627	203,521	263,658	212,227	318,467	123,190	1,867,879

Interest rate sensitivity Gap	$(39,724)	$108,829	$(34,883)	$51,728	$73,136	$123,559	$58,771	$341,416

Cumulative interest rate
sensitivity Gap	$(39,724)	69,105	$34,222	$85,950	$159,086	$282,645	$341,416
Cumulative rate sensitive assets
to rate sensitive liabilities	92.9%	109.3%	103.6%	107.1%	111.2%	116.2%	118.3%
Cumulative Gap as a % of
earning assets	-1.8%	3.1%	1.5%	3.9%	7.2%	12.8%	15.5%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results” on page 36 hereof.
40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

                We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Simmons First National Corporation’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our reported dated February 9, 2005 expressed unqualified opinions on management’s assessment and the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

BKD, LLP

Pine Bluff, Arkansas February 9, 2005
41

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2004 and 2003

(In thousands, except share data)	2004	2003

ASSETS

Cash and non-interest bearing balances due from banks	$72,032	$78,205
Interest bearing balances due from banks	36,249	31,850
Federal funds sold	45,450	91,560

Cash and cash equivalents	153,731	201,615
Investment securities	542,058	491,950
Mortgage loans held for sale	9,246	12,211
Assets held in trading accounts	4,916	90
Loans	1,571,376	1,418,314
Allowance for loan losses	(26,508)	(25,347)

Net loans	1,544,868	1,392,967
Premises and equipment	57,211	49,369
Foreclosed assets held for sale, net	1,839	2,979
Interest receivable	14,248	12,678
Goodwill	60,454	45,159
Core deposit premiums	5,829	5,258
Other assets	19,544	21,502

TOTAL ASSETS	$2,413,944	$2,235,778

LIABILITIES

Non-interest bearing transaction accounts	$293,137	$270,343
Interest bearing transaction accounts and savings deposits	769,296	670,908
Time deposits	896,762	862,217

Total deposits	1,959,195	1,803,468
Federal funds purchased and securities sold
under agreements to repurchase	104,785	100,209
Short-term debt	2,373	6,833
Long-term debt	94,663	100,916
Accrued interest and other liabilities	14,706	14,357

Total liabilities	2,175,722	2,025,783

STOCKHOLDERS’ EQUITY

Capital stock
Class A, common, par value $0.01 a share at 2004 and
$1 a share at 2003, authorized 30,000,000 shares, 14,621,707
issued and outstanding at 2004 and 14,101,521 at 2003	146	14,102
Surplus	62,826	35,988
Undivided profits	176,374	160,191
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale
securities, net of income tax credits of $673 at 2004
and income tax credits of $170 at 2003	(1,124)	(286)

Total stockholders’ equity	238,222	209,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,413,944	$2,235,778

See Notes to Consolidated Financial Statements.
42

CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(In thousands, except per share data)	2004	2003	2002

INTEREST INCOME
Loans	$96,853	$89,315	$94,892
Federal funds sold	748	652	996
Investment securities	17,447	15,889	18,509
Mortgage loans held for sale	575	1,220	1,007
Assets held in trading accounts	41	37	88
Interest bearing balances due from banks	400	494	650

TOTAL INTEREST INCOME	116,064	107,607	116,142

INTEREST EXPENSE
Deposits	23,163	24,515	35,807
Federal funds purchased and securities sold
under agreements to repurchase	1,227	941	1,198
Short-term debt	175	89	110
Long-term debt	5,863	4,192	3,319

TOTAL INTEREST EXPENSE	30,428	29,737	40,434

NET INTEREST INCOME	85,636	77,870	75,708
Provision for loan losses	8,027	8,786	10,223

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	77,609	69,084	65,485

NON-INTEREST INCOME
Trust income	5,421	5,487	5,258
Service charges on deposit accounts	14,564	10,589	10,084
Other service charges and fees	2,158	1,508	1,450
Income on sale of mortgage loans, net of commissions	3,391	4,931	3,792
Income on investment banking, net of commissions	645	1,887	1,087
Credit card fees	10,001	9,782	10,161
Student loan premiums	2,114	1,479	1,235
Other income	2,553	2,297	2,246
Gain on sale of mortgage servicing	—	771	—
Loss on sale of securities, net	—	(14)	(10)

TOTAL NON-INTEREST INCOME	40,847	38,717	35,303

NON-INTEREST EXPENSE
Salaries and employee benefits	48,533	42,979	40,039
Occupancy expense, net	5,500	5,080	4,747
Furniture and equipment expense	5,646	5,195	5,434
Loss on foreclosed assets	346	269	177
Deposit insurance	284	273	296
Other operating expenses	22,218	19,321	18,320

TOTAL NON-INTEREST EXPENSE	82,527	73,117	69,013

INCOME BEFORE INCOME TAXES	35,929	34,684	31,775
Provision for income taxes	11,483	10,894	9,697

NET INCOME	$24,446	$23,790	$22,078

BASIC EARNINGS PER SHARE	$1.68	$1.69	$1.56

DILUTED EARNINGS PER SHARE	$1.65	$1.65	$1.54

See Notes to Consolidated Financial Statements.
43

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,446	$23,790	$22,078
Items not requiring (providing) cash
Depreciation and amortization	5,385	5,110	5,116
Provision for loan losses	8,027	8,786	10,223
Net amortization (accretion) of investment securities	686	150	(176)
Deferred income taxes	(2,946)	122	(1,342)
Provision for losses on foreclosed assets	89	128	42
Gain on sale of securities, net	0	14	10
Changes in
Interest receivable	(775)	1,095	2,678
Mortgage loans held for sale	2,965	21,121	(8,361)
Assets held in trading accounts	(4,826)	102	704
Other assets	4,472	(4,765)	(791)
Accrued interest and other liabilities	2,865	(2,660)	1,060
Income taxes payable	(1,317)	383	741

Net cash provided by operating activities	39,071	53,376	31,982

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans	(93,105)	(72,616)	(3,258)
Purchase of bank and branch locations, net funds
received (disbursed)	(2,943)	12,546	2,477
Purchases of premises and equipment, net	(10,212)	(3,740)	(4,989)
Proceeds from sale of foreclosed assets	3,229	1,884	2,293
Proceeds from sale of securities	17,958	670	4,043
Proceeds from maturities of available-for-sale securities	134,106	280,638	413,875
Purchases of available-for-sale securities	(161,857)	(402,747)	(355,090)
Proceeds from maturities of held-to-maturity securities	46,496	170,048	174,508
Purchases of held-to-maturity securities	(22,165)	(139,192)	(193,161)

Net cash provided (used in) by investing activities	(88,493)	(152,509)	40,698

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	38,813	54,734	(80,408)
Net increase (decrease) in short-term debt	(4,460)	3,214	(182)
Dividends paid	(8,263)	(7,407)	(6,789)
Proceeds from issuance of long-term debt	9,900	55,297	18,270
Repayment of long-term debt	(28,934)	(8,663)	(6,138)
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	(4,123)	13,504	70
Repurchase of common stock, net	(1,395)	(1,476)	(799)

Net cash provided by (used in) financing activities	1,538	109,203	(75,976)

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(47,884)	10,070	(3,296)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	201,615	191,545	194,841

CASH AND CASH EQUIVALENTS, END OF YEAR	$153,731	$201,615	$191,545

See Notes to Consolidated Financial Statements.
44

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(In thousands, except share data (1))	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2001	$7,087	$45,278	$1,479	$128,519	$182,363
Comprehensive income
Net income	—	—	—	22,078	22,078
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $559	—	—	752	—	752

Comprehensive income					22,830
Exercise of stock options – 45,800 shares	23	473	—	—	496
Securities exchanged under
employee option plan	(9)	(306)	—	—	(315)
Repurchase of common stock
– 60,000 shares	(30)	(950)	—	—	(980)
Cash dividends declared ($0.480 per share)	—	—	—	(6,789)	(6,789)

Balance, December 31, 2002	7,071	44,495	2,231	143,808	197,605
Comprehensive income
Net income	—	—	—	23,790	23,790
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $1,616	—	—	(2,517)	—	(2,517)

Comprehensive income					21,273
Exercise of stock options – 58,200 shares	53	608	—	—	661
Securities exchanged under
employee option plan	(16)	(400)	—	—	(416)
Repurchase of common stock
– 82,000 shares	(72)	(1,649)	—	—	(1,721)
Two for one stock split	7,066	(7,066)	—	—	—
Cash dividends declared ($0.525 per share)	—	—	—	(7,407)	(7,407)

Balance, December 31, 2003	14,102	35,988	(286)	160,191	209,995
Comprehensive income
Net income	—	—	—	24,446	24,446
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $503	—	—	(838)	—	(838)

Comprehensive income					23,608
Stock issued as bonus shares – 2,000 shares	2	50			52
Change in the par value of common stock	(14,523)	14,523			—
Stock issued in connection with the merger
of Alliance Bancorporation, Inc.	545	13,732	—	—	14,277
Exercise of stock options – 68,997 shares	43	922	—	—	965
Securities exchanged under
employee option plan	(22)	(606)	—	—	(628)
Repurchase of common stock
– 73,465shares	(1)	(1,783)	—	—	(1,784)
Cash dividends declared ($0.570 per share)	—	—	—	(8,263)	(8,263)

Balance, December 31, 2004	$146	$62,826	$(1,124)	$176,374	$238,222

(1) All share and per share amounts have been restated to reflect the retroactive effect of the May 1, 2003, two for one stock split.

See Notes to Consolidated Fiancial Statements.
45

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

Investment Securities

                Held-to-maturity securities (HTM), which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant yield method over the period to maturity.

                Available-for-sale securities (AFS), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders’ equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant yield method over the period to maturity.

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

Derivative Financial Instruments

                 The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers. The Company records all derivatives on the balance sheet at fair value. Historically, the Company’s policy has been not to invest in derivative type investments but in an effort to meet the financing needs of its customers, the Company entered into its first fair value hedge during the second quarter of 2003. Fair value hedges include interest rate swap agreements on fixed rate loans. For derivatives designated as hedging, the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument. The fair value hedge is considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amount of the loan being hedged was $2.0 million at December 31, 2004, and $2.1 million at December 31, 2003.

Allowance for Loan Losses

                The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

                Core deposit premiums represent the amount allocated to the future earnings potential of acquired deposits. The unamortized core deposit premiums are being amortized using both straight-line and accelerated methods over periods ranging from 10 to 15 years.

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

                The computation of per share earnings is as follows:

(In thousands, except per share data)	2004	2003	2002

Net Income	$24,446	$23,790	$22,078

Average common shares outstanding	14,515	14,114	14,140
Average common share stock options outstanding	333	301	236

Average diluted common shares	14,848	14,415	14,376

Basic earnings per share	$1.68	$1.69	$1.56

Diluted earnings per share	$1.65	$1.65	$1.54

Employee Benefit Plans

                At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions for FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands except per share data)	2004	2003	2002

Net income - as reported	$24,446	$23,790	$22,078
Less: Total stock-based employee compensation
cost determined under the fair value based
method, net of income taxes	183	155	195

Net income - pro forma	$24,263	$23,635	$21,883

Basic earnings per share - as reported	1.68	1.69	1.56
Basic earnings per share - pro forma	1.67	1.67	1.55
Diluted earnings per share - as reported	1.65	1.65	1.54
Diluted earnings per share - pro forma	1.63	1.64	1.52

The above pro forma amounts include only the current year vesting during 2004, 2003 and 2002 on outstanding options and therefore may not be representative of the pro forma impact in future years.

NOTE 2: ACQUISITIONS

                On June 25, 2004, the Company completed the branch purchase in which Cross County Bank sold its Weiner, Arkansas location to Simmons First Bank of Jonesboro, a subsidiary of the Company. The acquisition included approximately $6 million in total deposits and the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional goodwill and core deposits of $344,000 and $117,000, respectively.

                On March 19, 2004, the Company merged with Alliance Bancorporation, Inc. (ABI). ABI owned Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets (including goodwill and core deposits), loans and deposits of approximately $155 million, $70 million and $110 million, respectively. During the second quarter of 2004, Alliance Bank changed its name to Simmons First Bank of Hot Springs and continues to operate as a separate community bank with virtually the same board of directors, management and staff. As a result of this transaction, the Company recorded additional goodwill and core deposits of $14,690,000 and $1,245,000, respectively.

                On November 21, 2003, the Company completed the purchase of nine financial centers from Union Planters Bank, N.A. Six locations in North Central Arkansas include Clinton, Marshall, Mountain View, Fairfield Bay, Leslie and Bee Branch. Three locations in Northeast Arkansas communities include Hardy, Cherokee Village and Mammoth Spring. At acquisition, the nine locations had combined deposits of $130 million with acquired assets of $119 million including selected loans, premises, cash and other assets. As a result of this transaction, the Company recorded additional goodwill and core deposits of $12,282,000 and $4,817,000, respectively.

                The systems integration for the 2003 acquisition was completed on acquisition date. The systems integration for the 2004 mergers and acquisitions were completed during the second quarter of 2004.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2004				2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity

U.S. Treasury	$4,020	$12	$(19)	$4,013	$12,583	$205	$—	$12,788
U.S. Government agencies	21,500	18	(76)	21,442	30,017	194	(30)	30,181
Mortgage-backed securities	307	7	(1)	313	553	12	—	565
State and political subdivisions	122,457	1,617	(390)	123,684	113,306	2,700	(154)	115,852
Other securities	2,980	—	—	2,980	20,108	—	—	20,108

Total HTM	$151,264	$1,654	$(486)	$152,432	$176,567	$3,111	$(184)	$179,494

Available-for-Sale

U.S. Treasury	$24,218	$3	$(125)	$24,096	$16,252	$79	$—	$16,331
U.S. Government agencies	343,716	226	(2,856)	341,086	282,190	1,019	(2,537)	280,672
Mortgage-backed securities	3,919	13	(55)	3,877	1,394	2	(14)	1,382
State and political subdivisions	4,616	130	—	4,746	4,575	274	—	4,849
Other securities	16,154	1,111	(276)	16,989	11,425	724	—	12,149

Total AFS	$392,623	$1,483	$(3,312)	$390,794	$315,836	$2,098	$(2,551)	$315,383

                Certain investment securities are valued less than their historical cost. Total fair value of these investments at December 31, 2004, was $387.3 million, which is approximately 71.4% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates.

                Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold these securities to maturity.

                Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity

U.S. Treasury	$2,987	$19	$—	$—	$2,987	$19
U.S. Government Agencies	14,925	75	3,999	1	18,924	76
Mortgage-backed securities	69	1	—	—	69	1
State and political subdivisions	22,797	220	11,875	170	34,672	390

Total HTM	$40,778	$315	$15,874	$171	$56,652	$486

Available-for-Sale

U.S. Treasury	$21,596	$125	$—	$—	$21,596	$125
U.S. Government Agencies	182,961	1,794	123,832	1,062	306,793	2,856
Mortgage-backed securities	1,443	43	809	12	2,252	55
Other securities	2,224	276	—	—	2,224	276

Total AFS	$208,224	$2,238	$124,641	$1,074	$332,865	$3,312

                The following table shows the Company’s investments’ estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity

U.S. Government Agencies	$4,971	$30	$—	$—	$4,971	$30
Mortgage-backed securities	6	—	—	—	6	—
State and political subdivisions	11,825	153	40	1	11,865	154

Total HTM	$16,802	$183	$40	$1	$16,842	$184

Available-for-Sale

U.S. Treasury	$1,259	$—	$—	$—	$1,259	$—
U.S. Government Agencies	150,104	2,537	—	—	150,104	2,537
Mortgage-backed securities	38	1	1,132	13	1,170	14

Total AFS	$151,401	$2,538	$1,132	$13	$152,533	$2,551

Income earned on the above securities for the years ended December 31, 2004, 2003 and 2002 is as follows:

(In thousands)	2004	2003	2002

Taxable
Held-to-maturity	$1,436	$2,615	$4,578
Available-for-sale	10,980	8,343	8,516

Non-taxable
Held-to-maturity	4,794	4,676	5,144
Available-for-sale	237	255	271

Total	$17,447	$15,889	$18,509

The Statement of Stockholders’ Equity includes other comprehensive income (loss). Other comprehensive income (loss) for the Company includes the change in the unrealized appreciation (depreciation) on available-for-sale securities. The changes in the unrealized appreciation (depreciation) on available-for-sale securities for the years ended December 31, 2004, 2003 and 2002, are as follows:

(In thousands)	2004	2003	2002

Unrealized holding gains (losses)
arising during the period	$(838)	$(2,531)	$742
Losses realized in net income	—	14	10

Net change in unrealized appreciation (depreciation)
on available-for-sale securities	$(838)	$(2,517)	$752

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$24,034	$24,134	$28,167	$27,822
After one through five years	64,593	64,421	271,736	269,638
After five through ten years	57,736	59,900	74,455	73,742
After ten years	2,851	1,927	2,111	2,603
Other securities	2,050	2,050	16,154	16,989

Total	$151,264	$152,432	$392,623	$390,794

                The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $397,311,000 at December 31, 2004 and $355,456,000 at December 31, 2003.

                The book value of securities sold under agreements to repurchase amounted to $68,515,000 and $67,659,000 for December 31, 2004 and 2003, respectively.

                During the twelve months ended December 31, 2004, the Company had no gross realized gains or losses resulting from the sales and/or calls of securities. Gross realized gains of $2,000 and $19,000 resulting from sales and/or calls of securities were realized for the years ended December 31, 2003 and 2002, respectively. Gross realized losses of $16,000 and $29,000 resulting from sales and/or calls of securities were realized for the years ended December 31, 2003 and 2002, respectively.

                Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

(In thousands)	2004	2003

Consumer
Credit cards	$155,326	$165,919
Student loans	83,283	86,301
Other consumer	128,552	142,995
Real estate
Construction	169,001	111,567
Single family residential	318,488	261,936
Other commercial	481,728	408,452
Commercial
Commercial	158,613	162,122
Agricultural	62,340	57,393
Financial institutions	1,079	6,370
Other	12,966	15,259

Total loans before allowance for loan losses	$1,571,376	$1,418,314

                At December 31, 2004 and 2003, impaired loans totaled $16,606,000 and $19,033,000, respectively. All impaired loans had either specific or general allocations within the allowance for loan losses. Allocations of the allowance for loan losses relative to impaired loans at December 31, 2004 and 2003 were $4,125,000 and $4,395,000, respectively. Approximately, $477,000 and $532,000 of interest income were recognized on average impaired loans of $18,937,000 and $17,933,000 for 2004 and 2003, respectively. Interest recognized on impaired loans on a cash basis during 2004 or 2003 was immaterial.

                At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $1,085,000 and $1,518,000, respectively. Non-accruing loans at December 31, 2004 and 2003 were $10,918,000 and $10,049,000, respectively.

                As of December 31, 2004, credit card loans, which are unsecured, were $155,326,000 or 9.9%, of total loans versus $165,919,000 or 11.7% of total loans at December 31, 2003. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2004	2003	2002

Balance, beginning of year	$25,347	$21,948	$20,496
Additions
Provision for loan losses	8,027	8,786	10,223
Allowance for loan losses of acquired banks and branches	1,108	2,964	247

	34,482	33,698	30,966
Deductions
Losses charged to allowance, net of recoveries of $2,431 for 2004, $2,519 for 2003 and $2,128 for 2002	7,974	8,351	9,018

Balance, end of year	$26,508	$25,347	$21,948

NOTE 5: GOODWILL AND CORE DEPOSITS

                Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. During the year ended December 31, 2004 goodwill for the Company increased $15.3 million to $60.5 million from the $45.2 million reported at December 31, 2003. This increase is the result of the acquisitions of ABI and Cross County Bank as discussed in Note 2.

                The carrying basis and accumulated amortization of core deposits (net of core deposits that were fully amortized) at December 31, 2004 and 2003 were:

	December 31, 2004			December 31, 2003
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Core deposits	$7,216	$1,387	$5,829	$5,854	$596	$5,258

Core deposit amortization expense recorded for the years ended December 31, 2004, 2003 and 2002, was $791,000, $172,000 and $78,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2005 - $830,000; 2006 - $827,000; 2007 - $815,000; 2008 - $804,000; and 2009 - $799,000.

NOTE 6: TIME DEPOSITS

                Time deposits included approximately $356,926,000 and $336,411,000 of certificates of deposit of $100,000 or more, at December 31, 2004 and 2003, respectively. At December 31, 2004, time deposits with a remaining maturity of one year or more amounted to $143,474,000. Maturities of all time deposits are as follows: 2005 - $753,288,000; 2006 - $111,585,000; 2007 - $29,807,000; 2008 - $1,506,000; 2009 - $576,000; and none thereafter.

                Deposits are the Company’s primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 7: INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	2004	2003	2002

Income taxes currently payable	$8,537	$10,772	$11,039
Deferred income taxes	2,946	122	(1,342)

Provision for income taxes	$11,483	$10,894	$9,697

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

(In thousands)	2004	2003

Deferred tax assets
Allowance for loan losses	$8,028	$8,661
Valuation of foreclosed assets	189	126
Deferred compensation payable	989	576
FHLB advances	168	—
Vacation compensation	689	614
Loan interest	242	232
Available-for-sale securities	673	170
Other	202	303

	11,180	10,682

Deferred tax liabilities
Accumulated depreciation	(866)	(1,006)
Deferred loan fee income and expenses, net	(503)	(96)
FHLB stock dividends	(758)	(585)
Goodwill and Core Deposit Amortization	(2,655)	(1,217)
Other	(627)	—

	(5,409)	(2,904)

Net deferred tax assets included in other assets
on balance sheets	$5,771	$7,778

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below.

(In thousands)	2004	2003	2002

Computed at the statutory rate (35%)	$12,575	$12,139	$11,121
Increase (decrease) resulting from
Tax exempt income	(1,988)	(1,973)	(2,174)
Non-deductible interest	137	158	234
Amortization of intangible assets	—	—	2
State income taxes	822	801	592
Other non-deductible expenses	112	57	96
Other differences, net	(175)	(288)	(174)

Actual tax provision	$11,483	$10,894	$9,697

NOTE 8: LONG-TERM DEBT

Long-term debt at December 31, 2004, and 2003 consisted of the following components.

(In thousands)	2004	2003

Note Payable, due 2007, at a floating rate of 0.90% above the 30 day LIBOR rate, reset monthly, unsecured	$6,000	$8,000
FHLB advances, due 2005 to 2023, 1.02% to 8.41%, secured by residential real estate loans	57,733	45,666
Trust preferred securities, due 2027, fixed at 9.12%, called at December 31, 2004	—	17,250
Trust preferred securities, due 2033, fixed at 8.25%, callable in 2008 without penalty	10,310	10,000
Trust preferred securities, due 2033, floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	10,310	10,000
Trust preferred securities, due 2033, fixed rate of 6.97% during the first seven years and at a floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	10,310	10,000

Total long-term debt	$94,663	$100,916

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

                Aggregate annual maturities of long-term debt at December 31, 2004 are:

(In thousands)	Year	Annual Maturities

	2005	$11,837
	2006	13,078
	2007	11,324
	2008	7,044
	2009	5,271
	Thereafter	46,109

	Total	$94,663

NOTE 9: CAPITAL STOCK

             At the Company’s annual shareholder meeting held on March 30, 2004, the shareholders approved an amendment to the Articles of Incorporation reducing the par value of the Class A Common Stock from $1.00 to $0.01 and eliminating the authority of the Company to issue Class B Common Stock, Class A Preferred Stock and Class B Preferred Stock.

              At the beginning of the calendar year 2004, the Company had a stock repurchase program, which authorized the repurchase up to 800,000 common shares. On May 25, 2004, the Company announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new repurchase program. The new program authorizes the repurchase of up to 5% of the outstanding Common Stock, or 733,485 shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

             During the year ended December 31, 2004, the Company repurchased a total of 73,465 shares of stock with a weighted average repurchase price of $24.28 per share. There were 5,500 shares repurchased with a weighted average repurchase price of $23.61 per share repurchased under the original plan, while there were 67,965 shares repurchased with a weighted average repurchase price of $24.33 per share repurchased under the new plan.

                On January 27, 2005, the Company repurchased 250,000 shares of its Common Stock from a single shareholder in a private transaction at $26.00 per share. This repurchase transaction was separately negotiated and was not part of the Company’s ongoing stock repurchase program.

NOTE 10: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2004 and 2003, the subsidiary banks had extensions of credit to executive officers, directors and to companies in which the banks’ executive officers or directors were principal owners, in the amount of $55.3 million in 2004 and $42.4 million in 2003.

(In thousands)	2004	2003

Balance, beginning of year	$42,359	$35,179
New extensions of credit	39,013	24,896
Repayments	(26,079)	(17,716)

Balance, end of year	$55,293	$42,359

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
58

NOTE 11: EMPLOYEE BENEFIT PLANS

                The Company’s 401(k) retirement plan covers substantially all employees. Contribution expense totaled $408,000, $372,000 and $335,000, in 2004, 2003 and 2002, respectively.

                The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees. Contribution expense totaled $2,153,000 for 2004, $1,826,000 for 2003 and $1,732,000 for 2002.

                The Board of Directors has adopted incentive and nonqualified stock option plans. Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options granted to officers and other key employees. Additionally, 2,000 shares of the Company’s Common Stock were granted and issued as bonus shares of restricted stock, during the year ended December 31, 2004. No additional shares of Common Stock of the Company were granted and issued to executive officers of the Company as bonus shares of restricted stock, during the years ended December 31, 2003 and 2002.

                The weighted average fair values of options granted during 2004 and 2002 were, $4.78 and $3.46 per share (split adjusted), respectively, with none being issued for 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Expected dividend yield	2.54%	None Issued	3.09%
Expected stock price volatility	16.00%	None Issued	16.00%
Risk-free interest rate	4.04%	None Issued	5.04%
Expected life of options	10 Years	None Issued	10 years

The table below summarizes the transactions under the Company’s stock option plans (split adjusted) at December 31, 2004, 2003 and 2002 and changes during the years then ended:

	2004		2003		2002

	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price

Outstanding, beginning of year	698	$13.00	766	$13.00	802	$12.84
Granted	68	23.85	—	—	12	15.86
Forfeited/Expired	(21)	12.89	(10)	22.63	(2)	16.88
Exercised	(69)	14.05	(58)	11.47	(46)	10.82

Outstanding, end of year	676	14.00	698	13.00	766	13.00

Exercisable, end of year	535	$13.25	513	$13.27	474	$13.47

The following table summarizes information about stock options (split adjusted) under the plan outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (000)	Weighted Average Exercise Price

$10.56 to $10.56	34	2 Years	$10.56	34	$10.56
$12.13 to $12.13	389	6 Years	$12.13	308	$12.13
$12.22 to $13.50	128	4 Years	$13.18	128	$13.18
$15.35 to $26.20	125	5 Years	$21.56	65	$20.16

Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $130,000 for 2004, $164,000 for 2003 and $154,000 for 2002. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

NOTE 12: ADDITIONAL CASH FLOW INFORMATION

In connection with cash acquisitions accounted for using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2004	2003	2002

Liabilities assumed	$152,955	$129,878	$13,348
Fair value of assets acquired	159,637	118,482	11,100

Cash received (disbursed)	(6,682)	11,396	2,248
Funds acquired	3,739	1,150	229

Net funds received (disbursed)	$(2,943)	$12,546	$2,477

Additional cash payment information
Interest paid	$30,245	$30,272	$42,751
Income taxes paid	10,090	10,389	10,298
60

NOTE 13: OTHER EXPENSE

Other operating expenses consist of the following:

(In thousands)	2004	2003	2002

Professional services	$2,029	$1,999	$1,877
Postage	2,256	2,024	1,881
Telephone	1,784	1,498	1,542
Credit card expense	2,374	2,679	1,933
Operating supplies	1,528	1,488	1,385
Amortization of goodwill and
core deposits	791	172	78
Write off of deferred debt issuance cost	771	—	—
Other expense	10,685	9,461	9,624

Total	$22,218	$19,321	$18,320

The Company had aggregate annual equipment rental expense of approximately $406,000 in 2004, $302,000 in 2003 and $480,000 in 2002. The Company had aggregate annual occupancy rental expense of approximately $1,079,000 in 2004, $942,000 in 2003 and $898,000 in 2002.

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

	December 31, 2004		December 31, 2003

(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$153,731	$153,731	$201,615	$201,615
Held-to-maturity securities	151,264	152,432	176,567	179,494
Available-for-sale securities	390,794	390,794	315,383	315,383
Assets held in trading accounts	4,916	4,916	90	90
Mortgage loans held for sale	9,246	9,246	12,211	12,211
Interest receivable	14,248	14,248	12,678	12,678
Loans, net	1,544,868	1,549,486	1,392,967	1,399,777

Financial liabilities
Non-interest bearing transaction accounts	293,137	293,137	270,343	270,343
Interest bearing transaction accounts and savings deposits	769,296	769,294	670,908	670,873
Time deposits	896,762	897,326	862,217	864,687
Federal funds purchased and securities sold under agreements to repurchase	104,785	104,785	100,209	100,209
Short-term debt	2,373	2,369	6,833	6,833
Long-term debt	94,663	95,254	100,916	107,577
Interest payable	3,039	3,039	2,636	2,636
62

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

                At December 31, 2004, the Company had outstanding commitments to extend credit aggregating approximately $188,399,000 and $339,866,000 for credit card commitments and other loan commitments, respectively. At December 31, 2003, the Company had outstanding commitments to extend credit aggregating approximately $200,401,000 and $320,658,000 for credit card commitments and other loan commitments, respectively.

                Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $16,684,000 and $14,180,000 at December 31, 2004 and 2003, respectively, with terms ranging from 90 days to three years. The Company’s deferred revenue under standby letter of credit agreements was approximately $85,000 and $200,000 at December 31, 2004 and 2003, respectively.

                At December 31, 2004, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 17: FUTURE CHANGES IN ACCOUNTING PRINCIPLE

                In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123R becomes effective for public companies for interim or annual periods beginning after June 15, 2005. The standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company is currently evaluating the impact that this statement will have on its financial statements and the Company will adopt SFAS 123R on the effective date of the statement.

                Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

NOTE 18: CONTINGENT LIABILITIES

The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries. However, on October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the Banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. The Company has filed a Motion to Dismiss. At this time, no basis for any material liability has been identified. The Banks plan to vigorously defend the claims asserted in the suit.

NOTE 19: STOCKHOLDERS’ EQUITY

                The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2004, the Company subsidiaries had approximately $12.7 million in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies.

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

                Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2004, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s most significant subsidiaries are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision

(In thousands)	Amount	Ratio-%	Amount	Ratio-%	Amount		Ratio-%

As of December 31, 2004
Total Risk-Based Capital Ratio
Simmons First National Corporation	$222,678	14.0	$127,245	8.0	$	N/A
Simmons First National Bank	90,587	11.5	63,017	8.0		78,771	10.0
Simmons First Bank of Jonesboro	19,769	11.2	14,121	8.0		17,651	10.0
Simmons First Bank of Russellville	21,393	17.8	9,615	8.0		12,019	10.0
Simmons First Bank of Northwest Arkansas	19,868	11.5	13,821	8.0		17,277	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	202,325	12.7	63,724	4.0		N/A
Simmons First National Bank	82,844	10.6	31,262	4.0		46,893	6.0
Simmons First Bank of Jonesboro	17,556	9.9	7,093	4.0		10,640	6.0
Simmons First Bank of Russellville	19,929	16.6	4,802	4.0		7,203	6.0
Simmons First Bank of Northwest Arkansas	17,699	10.2	6,941	4.0		10,411	6.0
Leverage Ratio
Simmons First National Corporation	202,325	8.5	95,212	4.0		N/A
Simmons First National Bank	82,844	7.0	47,339	4.0		59,174	5.0
Simmons First Bank of Jonesboro	17,556	7.6	9,240	4.0		11,550	5.0
Simmons First Bank of Russellville	19,929	11.4	6,993	4.0		8,741	5.0
Simmons First Bank of Northwest Arkansas	17,699	7.5	9,439	4.0		11,799	5.0

As of December 31, 2003
Total Risk-Based Capital Ratio
Simmons First National Corporation	$224,600	15.4	$116,675	8.0	$	N/A
Simmons First National Bank	89,918	11.7	61,482	8.0		76,853	10.0
Simmons First Bank of Jonesboro	17,884	12.8	11,178	8.0		13,972	10.0
Simmons First Bank of Russellville	21,024	16.9	9,952	8.0		12,440	10.0
Simmons First Bank of Northwest Arkansas	18,461	11.7	12,623	8.0		15,779	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	205,954	14.1	58,427	4.0		N/A
Simmons First National Bank	79,958	10.4	30,753	4.0		46,130	6.0
Simmons First Bank of Jonesboro	16,129	11.5	5,610	4.0		8,415	6.0
Simmons First Bank of Russellville	19,484	15.6	4,996	4.0		7,494	6.0
Simmons First Bank of Northwest Arkansas	16,458	10.3	6,391	4.0		9,587	6.0
Leverage Ratio
Simmons First National Corporation	205,954	9.9	83,213	4.0		N/A
Simmons First National Bank	79,958	7.3	43,813	4.0		54,766	5.0
Simmons First Bank of Jonesboro	16,129	8.7	7,416	4.0		9,270	5.0
Simmons First Bank of Russellville	19,484	10.2	7,641	4.0		9,551	5.0
Simmons First Bank of Northwest Arkansas	16,458	7.4	8,896	4.0		11,120	5.0
65

NOTE 20: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS DECEMBER 31, 2004 and 2003

(In thousands)	2004	2003

ASSETS
Cash and cash equivalents	$8,018	$19,135
Investment securities	2,050	20,008
Investments in wholly-owned subsidiaries	257,851	221,626
Intangible assets, net	134	134
Premises and equipment	2,194	2,245
Other assets	7,105	6,609

TOTAL ASSETS	$277,352	$269,757

LIABILITIES
Long-term debt	$36,930	$56,713
Other liabilities	2,200	3,049

Total liabilities	39,130	59,762

STOCKHOLDERS’ EQUITY
Common stock	146	14,102
Surplus	62,826	35,988
Undivided profits	176,374	160,191
Accumulated other comprehensive loss Unrealized depreciation on available-for-sale securities, net of income tax credits of $673 at 2004 and income tax credits of $170 at 2003	(1,124)	(286)

Total stockholders’ equity	238,222	209,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,352	$269,757

CONDENSED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002

INCOME
Dividends from subsidiaries	$15,650	$21,935	$15,920
Other income	4,486	4,091	4,051

	20,136	26,026	19,971
EXPENSE	10,349	7,193	7,193

Income before income taxes and equity in
undistributed net income of subsidiaries	9,787	18,833	12,778
Provision for income taxes	(2,098)	(1,075)	(1,169)

Income before equity in undistributed net
income of subsidiaries	11,885	19,908	13,947
Equity in undistributed net income of subsidiaries	12,561	3,882	8,131

NET INCOME	$24,446	$23,790	$22,078

CONDENSED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$24,446	$23,790	$22,078
Items not requiring (providing) cash Depreciation and amortization	164	169	74
Deferred income taxes	149	(111)	(373)
Equity in undistributed income of bank subsidiaries	(12,561)	(3,882)	(8,131)

Changes in
Other assets	(646)	(67)	(2,193)
Other liabilities	(848)	963	718

Net cash provided by operating activities	10,704	20,862	12,173

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of premises and equipment	(113)	(134)	(81)
Purchase of subsidiary	(10,225)	—	—
Capital contribution to subsidiaries	—	(17,930)	—
Return of capital from subsidiary	—	6,032	—
Purchase of held-to-maturity securities	—	(20,008)	—
Proceeds from sale of investment securities	17,958	—	—

Net cash provided by (used in) investing activities	7,620	(32,040)	(81)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal reduction on long-term debt	(19,783)	(2,000)	(2,000)
Issuance of long-term debt	—	30,930	—
Dividends paid	(8,263)	(7,407)	(6,789)
Repurchase of common stock, net	(1,395)	(1,476)	(799)

Net cash provided by (used in) financing activities	(29,441)	20,047	(9,588)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,117)	8,869	2,504

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,135	10,266	7,762

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,018	$19,135	$10,266

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                No items are reportable.

ITEM 9A.          CONTROLS AND PROCEDURES

                (a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in 15 C. F. R. 240.13a-14(c) and 15 C. F. R. 240.15-14(c)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

                (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.

                (c) Management’s report on internal control over financial reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

                As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

                BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, appears on page 69 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

                We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SIMMONS FIRST NATIONAL CORPORATION maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

                A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

                In our opinion, management’s assessment that SIMMONS FIRST NATIONAL CORPORATION maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, SIMMONS FIRST NATIONAL CORPORATION maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SIMMONS FIRST NATIONAL CORPORATION and our report dated February 9, 2005 expressed an unqualified opinion thereon.

                                                                                                                                /s/ BKD, LLP

                                                                                                                                BKD, LLP

Pine Bluff, Arkansas
February 9, 2005

ITEM 9B.          OTHER INFORMATION

                No items are reportable

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 12, 2005, to be filed pursuant to Regulation 14A on or about March 11, 2005.

ITEM 11.          EXECUTIVE COMPENSATION

                Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 12, 2005 to be filed pursuant to Regulation 14A on or about March 11, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 12, 2005, to be filed pursuant to Regulation 14A on or about March 11, 2005.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 12, 2005, to be filed pursuant to Regulation 14A on or about March 11, 2005.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

                Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 12, 2005, to be filed pursuant to Regulation 14A on or about March 11, 2005.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.  Financial Statements and any Financial Statement Schedules

                The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

(b) Listing of Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Simmons First National Corporation II (incorporated by reference to Exhibit 4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004 (File No. 6253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3 (ii) to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 (File No. 6253)).

10.1	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.2	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.3	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.4	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.5	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).
71

10.6	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.7	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.8	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.9	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

14	Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

31.1	Rule 13a-14(a)/15d-14(a) Certification - J. Thomas May, Chairman, President and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification – Robert A. Fehlman, Senior Vice President and Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman, President and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Vice President and Chief Financial Officer.*

* Filed herewith
72

SIGNATURES

                Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John L. Rush February 17, 2005
John L. Rush, Secretary

                Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 17, 2005.

Signature	Title

/s/ J. Thomas May	Chairman, President, Chief Executive Officer
J. Thomas May	and Director

/s/ Robert A. Fehlman	Senior Vice President and Chief Financial
Robert A. Fehlman	Officer (Principal Financial and Accounting Officer)

/s/ William E. Clark	Director
William E. Clark

/s/ Steven A. Cosse`	Director
Steven A. Cosse`

/s/ Lara F. Hutt, III	Director
Lara F. Hutt, III

/s/ George Makris, Jr.	Director
George Makris, Jr.

/s/ David R. Perdue	Director
David R. Perdue

/s/ Harry L. Ryburn	Director
Harry L. Ryburn

/s/ Henry F. Trotter, Jr.	Director
Henry F. Trotter, Jr.
73