Form 10-Q
period 2005-03-31
SIMMONS FIRST NATIONAL CORP
filed 2005-05-06
CIK 90498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005	Commission File Number 06253

SIMMONS FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Main Street Pine Bluff, Arkansas	71601

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	870-541-1000

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

The number of shares outstanding of the registrant’s common stock as of April 26, 2005 was 14,374,334.

SIMMONS FIRST NATIONAL CORPORATION INDEX

Part I: Financial Information
Item 1: Consolidated Financial Statements and Condensed Notes to Financial Statements Simmons First National Corporation Consolidated Balance Sheets March 31, 2005 and December 31, 2004 ASSETS

(In thousands, except share data)	March 31, 2005	December 31, 2004

	(Unaudited)
Cash and non-interest bearing balances due from banks	$67,615	$72,032
Interest bearing balances due from banks	22,030	36,249
Federal funds sold	56,580	45,450

Cash and cash equivalents	146,225	153,731

Investment securities	558,984	542,058
Mortgage loans held for sale	11,641	9,246
Assets held in trading accounts	4,718	4,916
Loans	1,586,483	1,571,376
Allowance for loan losses	(26,422)	(26,508)

Net loans	1,560,061	1,544,868

Premises and equipment	57,685	57,211
Foreclosed assets held for sale, net	1,340	1,839
Interest receivable	15,276	14,248
Goodwill	60,454	60,454
Core deposit premiums	5,621	5,829
Other assets	20,505	19,544

TOTAL ASSETS	$2,442,510	$2,413,944

See Condensed Notes to Consolidated Financial Statements.
3

Simmons First National Corporation Consolidated Balance Sheets March 31, 2005 and December 31, 2004 LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	March 31, 2005	December 31, 2004

	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$296,347	$293,137
Interest bearing transaction accounts and savings deposits	773,365	769,296
Time deposits	938,649	896,762

Total deposits	2,008,361	1,959,195
Federal funds purchased and securities sold under agreements to repurchase	89,991	104,785
Short-term debt	907	2,373
Long-term debt	92,513	94,663
Accrued interest and other liabilities	18,466	14,706

Total liabilities	2,210,238	2,175,722

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized 30,000,000 shares, 14,381,434 issued and outstanding at 2005 and 14,621,707 at 2004	144	146
Surplus	56,315	62,826
Undivided profits	180,075	176,374
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale securities, net of income tax credits of $2,555 at 2005 and income tax credits of $673 at 2004	(4,262)	(1,124)

Total stockholders’ equity	232,272	238,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,442,510	$2,413,944

See Condensed Notes to Consolidated Financial Statements.
4

Simmons First National Corporation Consolidated Statements of Income Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
(In thousands, except per share data)	2005	2004

	(Unaudited)
INTEREST INCOME
Loans	$25,413	$22,732
Federal funds sold	327	195
Investment securities	4,574	4,114
Mortgage loans held for sale	119	112
Assets held in trading accounts	25	3
Interest bearing balances due from banks	196	118

TOTAL INTEREST INCOME	30,654	27,274

INTEREST EXPENSE
Deposits	6,913	5,466
Federal funds purchased and securities sold under agreements to repurchase	545	252
Short-term debt	14	16
Long-term debt	1,089	1,425

TOTAL INTEREST EXPENSE	8,561	7,159

NET INTEREST INCOME	22,093	20,115
Provision for loan losses	2,221	2,144

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,872	17,971

NON-INTEREST INCOME
Trust income	1,385	1,400
Service charges on deposit accounts	3,414	3,227
Other service charges and fees	584	545
Income on sale of mortgage loans, net of commissions	682	751
Income on investment banking, net of commissions	58	215
Credit card fees	2,340	2,310
Premiums on sale of student loans	634	607
Other income	974	592
Gain (loss) on sale of securities, net	—	—

TOTAL NON-INTEREST INCOME	10,071	9,647

NON-INTEREST EXPENSE
Salaries and employee benefits	12,831	11,805
Occupancy expense, net	1,436	1,318
Furniture and equipment expense	1,449	1,358
Loss on foreclosed assets	48	44
Deposit insurance	73	69
Other operating expenses	5,578	5,098

TOTAL NON-INTEREST EXPENSE	21,415	19,692

INCOME BEFORE INCOME TAXES	8,528	7,926
Provision for income taxes	2,668	2,515

NET INCOME	$5,860	$5,411

BASIC EARNINGS PER SHARE	$0.41	$0.38

DILUTED EARNINGS PER SHARE	$0.40	$0.37

See Condensed Notes to Consolidated Financial Statements.
5

Simmons First National Corporation Consolidated Statements of Cash Flows Three Months Ended March 31, 2005 and 2004

(In thousands)	March 31, 2005	March 31, 2004

OPERATING ACTIVITIES	(Unaudited)

Net income	$5,860	$5,411
Items not requiring (providing) cash
Depreciation and amortization	1,344	1,295
Provision for loan losses	2,221	2,144
Net amortization of investment securities	344	38
Deferred income taxes	(112)	(362)
Changes in
Interest receivable	(1,028)	(210)
Mortgage loans held for sale	(2,395)	(1,116)
Assets held in trading accounts	198	(115)
Other assets	(737)	2,979
Accrued interest and other liabilities	868	13,602
Income taxes payable	2,780	1,504

Net cash provided by operating activities	9,343	25,170

INVESTING ACTIVITIES
Net origination of loans	(19,774)	(17,972)
Purchase of Alliance Bancorporation, Inc., net	—	(7,818)
Purchase of premises and equipment, net	(1,610)	(1,351)
Proceeds from sale of foreclosed assets	2,859	857
Proceeds from maturities of available-for-sale securities	15,382	22,902
Purchases of available-for-sale securities	(39,335)	(11,741)
Proceeds from maturities of held-to-maturity securities	13,887	92,558
Purchases of held-to-maturity securities	(10,342)	(88,630)

Net cash used in investing activities	(38,933)	(11,195)

FINANCING ACTIVITIES
Net increase in deposits	49,166	10,282
Net repayment of short-term debt	(1,466)	(576)
Dividends paid	(2,159)	(1,977)
Proceeds from issuance of long-term debt	562	2,600
Repayment of long-term debt	(2,712)	(1,040)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(14,794)	(20,417)
Issuance (repurchase) of common stock, net	(6,513)	179

Net cash provided by (used in) financing activities	22,084	(10,949)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,506)	3,026
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	153,731	201,615

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,225	$204,641

See Condensed Notes to Consolidated Financial Statements.
6

Simmons First National Corporation Consolidated Statements of Stockholders’ Equity Three Months Ended March 31, 2005 and 2004

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2003	$14,102	$35,988	$(286)	$160,191	$209,995
Comprehensive income
Net income	—	—	—	5,411	5,411
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $1,033	—	—	1,730	—	1,730

Comprehensive income					7,141
Stock issued as bonus shares – 2,000 shares	2	50	—	—	52
Change in the par value of common stock	(14,523)	14,523	—	—	—
Stock issued in connection with the merger
of Alliance Bancorporation	545	13,732	—	—	14,277
Exercise of stock options – 35,697 shares	36	500	—	—	536
Securities exchanged under stock option plan	(15)	(394)	—	—	(409)
Dividends paid - $0.14 per share	—	—	—	(1,977)	(1,977)

Balance, March 31, 2004	147	64,399	1,444	163,625	229,615
Comprehensive income
Net income	—	—	—	19,035	19,035
Change in unrealized appreciation on available-for-sale securities, net of income tax credit of $1,485	—	—	(2,568)	—	(2,568)

Comprehensive income					16,467
Exercise of stock options – 33,300 shares	7	422	—	—	429
Securities exchanged under stock option plan	(7)	(212)	—	—	(219)
Repurchase of common stock – 73,465 shares	(1)	(1,783)	—	—	(1,784)
Dividends paid - $0.43 per share	—	—	—	(6,286)	(6,286)

Balance, December 31, 2004	146	62,826	(1,124)	176,374	238,222
Comprehensive income
Net income	—	—	—	5,860	5,860
Change in unrealized depreciation on available-for-sale securities, net of income tax credit of $1,882	—	—	(3,138)	—	(3,138)

Comprehensive income					2,722
Exercise of stock options – 26,080 shares	—	397	—	—	397
Securities exchanged under stock option plan	—	(126)	—	—	(126)
Repurchase of common stock – 261,500 shares	(2)	(6,782)	—	—	(6,784)
Dividends paid - $0.15 per share	—	—	—	(2,159)	(2,159)

Balance, March 31, 2005	$144	$56,315	$(4,262)	$180,075	$232,272

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2004 filed with the Securities and Exchange Commission.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

The following is the computation of per share earnings for the three months ended March 31, 2005 and 2004.

(In thousands, except per share data)	2005	2004

Net Income	$5,860	$5,411

Average common shares outstanding	14,451	14,182
Average potential dilutive common shares	327	358

Average diluted common shares	14,778	14,540

Basic earnings per share	$0.41	$0.38

Diluted earnings per share	$0.40	$0.37

NOTE 2:           ACQUISITIONS

On June 25, 2004, the Company completed the branch purchase in which Cross County Bank sold its Weiner, Arkansas location to Simmons First Bank of Jonesboro, a subsidiary of the Company. The acquisition included approximately $6 million in total deposits and the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $344,000 and $117,000, respectively.

On March 19, 2004, the Company merged with Alliance Bancorporation, Inc. (ABI). ABI owned Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets (including goodwill and core deposit premiums), loans and deposits of approximately $155 million, $70 million and $110 million, respectively. During the second quarter of 2004, Alliance Bank changed its name to Simmons First Bank of Hot Springs and continues to operate as a separate community bank with virtually the same board of directors, management and staff. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $14,690,000 and $1,245,000, respectively.

NOTE 3:           INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31, 2005				December 31, 2004

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$3,016	$6	$(28)	$2,994	$4,020	$12	$(19)	$4,013
U.S. Government agencies	23,500	5	(342)	23,163	21,500	18	(76)	21,442
Mortgage-backed securities	279	7	—	286	307	7	(1)	313
State and political subdivisions	118,376	979	(984)	118,371	122,457	1,617	(390)	123,684
Other securities	2,473	—	—	2,473	2,980	—	—	2,980

	$147,644	$997	$(1,354)	$147,287	$151,264	$1,654	$(486)	$152,432

Available-for-Sale
U.S. Treasury	$23,225	$—	$(219)	$23,006	$24,218	$3	$(125)	$24,096
U.S. Government agencies	371,346	118	(7,237)	364,227	343,716	226	(2,856)	341,086
Mortgage-backed securities	3,856	2	(114)	3,744	3,919	13	(55)	3,877
State and political subdivisions	4,104	90	—	4,194	4,616	130	—	4,746
Other securities	15,750	419	—	16,169	16,154	1,111	(276)	16,989

	$418,281	$629	$(7,570)	$411,340	$392,623	$1,483	$(3,312)	$390,794

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $414,358,000 at March 31, 2005 and $397,311,000 at December 31, 2004.

The book value of securities sold under agreements to repurchase amounted to $71,921,000 and $68,515,000 for March 31, 2005 and December 31, 2004, respectively.

Income earned on securities for the three months ended March 31, 2005 and 2004, is as follows:

(In thousands)	2005	2004

Taxable
Held-to-maturity	$238	$411
Available-for-sale	3,116	2,480

Non-taxable
Held-to-maturity	1,165	1,157
Available-for-sale	55	66

Total	$4,574	$4,114

Maturities of investment securities at March 31, 2005 are as follows:

	Held-to-Maturity		Available-for-Sale

(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$21,700	$21,742	$54,861	$54,677
After one through five years	63,111	62,861	274,089	268,329
After five through ten years	58,942	58,774	70,848	69,515
After ten years	2,348	2,367	2,733	2,650
Other securities	1,543	1,543	15,750	16,169

Total	$147,644	$147,287	$418,281	$411,340

There were no realized gains or losses as of March 31, 2005 and 2004.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES The various categories are summarized as follows:

(In thousands)	March 31, 2005	December 31, 2004

Consumer
Credit cards	$141,793	$155,326
Student loans	87,745	83,283
Other consumer	127,245	128,552
Real Estate
Construction	186,526	169,001
Single family residential	323,864	318,488
Other commercial	480,653	481,728
Commercial
Commercial	165,946	158,613
Agricultural	53,927	62,340
Financial institutions	999	1,079
Other	17,785	12,966

Total loans before allowance for loan losses	$1,586,483	$1,571,376

As of March 31, 2005, credit card loans, which are unsecured, were $141,793,000 or 8.9%, of total loans versus $155,326,000 or 9.9% of total loans at December 31, 2004. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At March 31, 2005 and December 31, 2004, impaired loans totaled $16,444,000 and $16,606,000, respectively. All impaired loans had either specific or general allocations within the allowance for loan losses. Allocations of the allowance for loan losses relative to impaired loans at March 31, 2005, were $4,060,000 and $4,125,000 at December 31, 2004. Approximately $97,000 and $128,000 of interest income were recognized on average impaired loans of $16,375,000 and $20,890,000 as of March 31, 2005 and 2004, respectively. Interest recognized on impaired loans on a cash basis during the first three months of 2005 and 2004 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	March 31, 2005	December 31, 2004

Balance, beginning of year	$26,508	$25,347
Additions
Allowance for loan losses of acquired banks and branches	—	1,108
Provision charged to expense	2,221	2,144

	28,729	28,599

Deductions
Losses charged to allowance, net of recoveries of $657 and $437 for the first three months of 2005 and 2004, respectively	2,307	1,835

Balance, March 31	$26,422	26,764

Additions
Provision charged to expense		5,883

		32,647

Deductions
Losses charged to allowance, net of recoveries of $1,994 for the last nine months of 2004		6,139

Balance, end of year		$26,508

NOTE 5:            GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Core deposit premiums are periodically evaluated as to the recoverability of their carrying value.

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at March 31, 2005 and December 31, 2004, were as follows:

(In thousands)	March 31, 2005	December 31, 2004

Gross carrying amount	$7,216	$7,216
Accumulated amortization	(1,595)	(1,387)

Net core deposit premiums	$5,621	$5,829

Core deposit premium amortization expense recorded for the three months ended March 31, 2005 and 2004, was $208,000 and $173,000, respectively. The Company’s estimated amortization expense for the remainder of 2005 is $622,000, and for each of the following four years is: 2006 - $827,000; 2007 - $815,000; 2008 - $804,000 and 2009 - $799,000.
12

NOTE 6:           TIME DEPOSITS

Time deposits include approximately $376,478,000 and $356,926,000 of certificates of deposit of $100,000 or more at March 31, 2005 and December 31, 2004, respectively.

NOTE 7:           INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	March 31, 2005	March 31, 2004

Income taxes currently payable	$2,780	$2,877
Deferred income taxes	(112)	(362)

Provision for income taxes	$2,668	$2,515

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are shown below:

(In thousands)	March 31, 2005	December 31, 2004

Deferred tax assets
Allowance for loan losses	$8,058	$8,028
Valuation of foreclosed assets	189	189
Deferred compensation payable	998	989
FHLB advances	148	168
Vacation compensation	697	689
Loan interest	241	242
Available-for-sale securities	2,555	673
Other	232	202

	13,118	11,180

Deferred tax liabilities
Accumulated depreciation	(744)	(866)
Deferred loan fee income and expenses, net	(562)	(503)
FHLB stock dividends	(776)	(758)
Goodwill and core deposit premium amortization	(2,643)	(2,655)
Other	(628)	(627)

	(5,353)	(5,409)

Net deferred tax assets included in other assets on balance sheets	$7,765	$5,771

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

(In thousands)	March 31, 2005	March 31, 2004

Computed at the statutory rate (35%)	$2,985	$2,774

Increase (decrease) resulting from:
Tax exempt income	(480)	(485)
Other differences, net	163	226

Actual tax provision	$2,668	$2,515

NOTE 8: LONG-TERM DEBT Long-term debt at March 31, 2005 and December 31, 2004, consisted of the following components:

(In thousands)	March 31, 2005	December 31, 2004

Note Payable, due 2007, at a floating rate of 0.90% above the 30 day LIBOR rate, reset monthly, unsecured	$6,000	$6,000
FHLB advances, due 2003 to 2023, 1.02% to 8.41% secured by residential real estate loans	55,583	57,733
Trust preferred securities, due 2033, fixed at 8.25%, callable in 2008 without penalty.	10,310	10,310
Trust preferred securities, due 2033, floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033, fixed rate of 6.97% during the first seven years and at a floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty.	10,310	10,310

	$92,513	$94,663

The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Corporation, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Corporation. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Corporation making payment on the related junior subordinated debentures. The Corporation’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust’s obligations under the trust securities issued by each respective trust.

Aggregate annual maturities of long-term debt at March 31, 2005, are:

(In thousands)	Year	Annual Maturities

	2005	$9,800
	2006	13,084
	2006	11,331
	2008	7,051
	2009	5,278
	Thereafter	45,969

	Total	$92,513

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

NOTE 11:          UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At March 31, 2005, the bank subsidiaries had approximately $11 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier l leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2005, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “total risk-based capital” ratio was 14.04% at March 31, 2005.

NOTE 12:         STOCK OPTIONS AND RESTRICTED STOCK

At March 31, 2005, the Company had stock options outstanding of 648,920 shares and stock options exercisable of 510,375 shares. During the first three months of 2005, there were 26,080 shares issued upon exercise of stock options, options for 900 shares expired and no additional stock options of the Company were granted. Also, no additional shares of common stock of the Company were granted and issued as bonus shares of restricted stock, during the first three months of 2005.

NOTE 13:         ADDITIONAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(In thousands)	2005	2004

Interest paid	$8,158	$7,324
Income taxes paid	$0	$585

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

At March 31, 2005, the Company had outstanding commitments to extend credit aggregating approximately $209,398,000 and $384,217,000 for credit card commitments and other loan commitments, respectively. At December 31, 2004, the Company had outstanding commitments to extend credit aggregating approximately $188,399,000 and $339,866,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $16,351,000 and $16,684,000 at March 31, 2005 and December 31, 2004, respectively, with terms ranging from 90 days to three years. At March 31, 2005 and December 31, 2004, the Company’s deferred revenue under standby letter of credit agreements was approximately $21,000 and $85,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 9, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP
BKD, LLP

Pine Bluff, Arkansas
April 27, 2005
18

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Simmons First National Corporation recorded earnings of $5,860,000, or $0.40 diluted earnings per share for the first quarter of 2005, compared to earnings of $5,411,000, or $0.37 diluted earnings per share for same period in 2004. This represents a $449,000, or 8.3% increase in the first quarter 2005 earnings over 2004. From March 31, 2004 to March 31, 2005, diluted earnings per share increased by $0.03, or 8.1%. Return on average assets and return on average stockholders’ equity for the three-month period ended March 31, 2005, was 0.97% and 10.04%, compared to 0.96% and 10.09%, respectively, for the same period in 2004. On a quarter over quarter basis, the increase in earnings is primarily attributable to the growth in the loan portfolio, an improvement in net interest margin, and an increase in the level of non-interest income.

Total assets for the Company at March 31, 2005, were $2.443 billion, an increase of $28.6 million from December 31, 2004. Stockholders’ equity at the end of the first quarter of 2005 was $232.3 million, a $5.9 million, or 2.5%, decrease from December 31, 2004. The decrease in stockholders’ equity was directly related to the repurchase of $6.8 million of the Company’s stock and $3.1 million additional unrealized losses on securities classified as available for sale during the first quarter of 2005.

The allowance for loan losses as a percent of total loans equaled 1.67% and 1.69% as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, non-performing loans equaled 0.75% of total loans compared to 0.76% as of year-end 2004. As of March 31, 2005, the allowance for loan losses equaled 223% of non-performing loans compared to 221% at year-end 2004.

Simmons First National Corporation is an Arkansas based, Arkansas committed, financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company’s eight banks conduct financial operations from 77 offices, of which 75 are financial centers, in 44 communities.

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

Loans

Loans which the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any loans charged-off, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated life of the loan. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

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

A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more, nonaccrual loans and certain other loans identified by management. Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan losses. Specific allocations are applied when quantifiable factors are present requiring a greater allocation than that established using the classified asset approach, as defined by the Office of the Comptroller of the Currency. Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days, unless management is aware of circumstances which warrant continuing the interest accrual. Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are collected.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. Financial Accounting Standards Board Statement No. 142 and No. 147 eliminated the amortization for these assets as of January 1, 2002. Although goodwill is not being amortized, it is tested annually for impairment.

Core Deposit Premiums

Core deposit premiums are being amortized using both straight-line and accelerated methods over periods ranging from 8 to 15 years. Such assets are periodically evaluated as to the recoverability of their carrying value.

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

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123R becomes effective for public companies at the beginning of their next fiscal year that begins after June 15, 2005. The standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company is currently evaluating the impact that this statement will have on its financial statements and the Company will adopt SFAS 123R on the effective date of the statement.

ACQUISITIONS

On June 25, 2004, the Company completed the branch purchase in which Cross County Bank sold its Weiner, Arkansas location to Simmons First Bank of Jonesboro, a subsidiary of the Company. The acquisition included approximately $6 million in total deposits and the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $344,000 and $117,000, respectively.

On March 19, 2004, the Company merged with ABI. ABI owned Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets (including goodwill and core deposit premiums), loans and deposits of approximately $155 million, $70 million and $110 million, respectively. During the second quarter of 2004, Alliance Bank changed its name to Simmons First Bank of Hot Springs and continues to operate as a separate community bank with virtually the same board of directors, management and staff. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $14,690,000 and $1,245,000, respectively.

The systems integration for the 2004 mergers and acquisitions were completed during the second quarter of 2004.

NET INTEREST INCOME

Net interest income, the Company’s principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.5% for March 31, 2005 and 2004).

For the three-month period ended March 31, 2005, net interest income on a fully taxable equivalent basis was $22.9 million, an increase of $2.0 million, or 9.8%, from the same period in 2004. The increase in net interest income was the result of a $3.4 million increase in interest income offset by a $1.4 million increase in interest expense.

The $3.4 million increase in interest income primarily is the result of a $144.1 million increase in average interest earning assets associated with acquisitions and internal growth, as well as a 32 basis point increase in the yield on earning assets associated with the higher interest rate environment and the earning asset mix. The growth in average interest earning assets resulted in a $2.6 million improvement in interest income. More specifically, the higher level of average interest earning assets was the result of increases of approximately $109.3 million and $34.8 million from acquisitions and internal growth, respectively. The higher interest rates accounted for a $0.8 million increase in interest income. The most significant component of this increase was the $0.4 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 75% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate paid on the loan portfolio increased 16 basis points from 6.40% to 6.56%.

The $1.4 million increase in interest expense is the result a $131.5 million increase in average interest bearing liabilities associated with acquisitions and internal growth, coupled with a 20 basis point increase in cost of funds due to repricing during the higher interest rate environment. The higher level of average interest bearing liabilities resulted in a $0.3 million increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $96.2 million and $55.2 million from acquisitions and internal growth, respectively, offset by a $19.9 million reduction in average debt due primarily to the payoff of $17.3 million of trust preferred securities. The higher interest rates accounted for a $1.1 million increase in interest expense. The most significant component of this increase was the $0.5 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 85% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits increased 26 basis points from 2.05% to 2.31%.

The Company’s net interest margin increased 14 basis points to 4.17% for the three-month period ended March 31, 2005, when compared to 4.03% for the same period in 2004. The increase in net interest margin can be primarily attributed to the continued growth in real estate loans, combined with the reduction in interest expense resulting from the December 31, 2004 prepayment of $17.3 million of trust preferred securities. Although net interest margin increased from last year, there were also some factors that negatively impacted the margin. Two of the higher yielding products, credit cards and consumer lending, decreased approximately $23.3 million from March 31, 2004 to March 31, 2005. The Company also completed a corporate-wide deposit promotion based on its projected liquidity needs for the balance of the year. The approximately $45 million of new deposits from this promotion, along with the transfer of funds to these accounts by existing customers, caused some temporary margin compression.

On April 29, 2005 the Company purchased $25 million of bank owned life insurance (“BOLI”). The expected increases in cash surrender value from these BOLI policies will be recognized as tax-free non-interest income. If the Company had not purchased this BOLI, these funds would have been available for investment in interest earning assets. Shifting these funds from interest earning assets to non-interest income producing assets will have the effect of reducing the Company’s net interest margin in future quarters.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2005 and 2004, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month periods ended March 31, 2005 versus March 31, 2004.

Table 1:  Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)
	Period Ended March 31,

(In thousands)	2005	2004

Interest income	$30,654	$27,274
FTE adjustment	839	778

Interest income – FTE	31,493	28,052
Interest expense	8,561	7,159

Net interest income – FTE	$22,932	$20,893

Yield on earning assets – FTE	5.73%	5.41%
Cost of interest bearing liabilities	1.84%	1.64%
Net interest spread – FTE	3.89%	3.77%
Net interest margin – FTE	4.17%	4.03%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	March 31, 2005 vs. 2004

Increase due to change in earning assets	$2,622
Increase due to change in earning asset yields	819
Decrease due to change in interest bearing liabilities	(292)
Decrease due to change in interest rates paid on interest bearing liabilities	(1,110)

Increase in net interest income	$2,039

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the periods ended March 31, 2005 and 2004. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Period Ended March 31

	2005			2004

(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$35,027	$196	2.27	$60,587	$118	0.78
Federal funds sold	52,022	327	2.55	83,915	195	0.93
Investment securities - taxable	429,674	3,353	3.16	378,545	2,891	3.07
Investment securities - non-taxable	124,439	1,977	6.44	118,603	1,909	6.47
Mortgage loans held for sale	8,532	119	5.66	7,946	112	5.67
Assets held in trading accounts	4,234	25	2.39	622	3	1.94
Loans	1,575,329	25,496	6.56	1,434,915	22,824	6.40

Total interest earning assets	2,229,257	31,493	5.73	2,085,133	28,052	5.41

Non-earning assets	209,608			185,945

Total assets	$2,438,865			$2,271,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$771,301	$1,635	0.86	$679,632	$1,050	0.62
Time deposits	926,250	5,278	2.31	866,564	4,416	2.05

Total interest bearing deposits	1,697,551	6,913	1.65	1,546,196	5,466	1.42
Federal funds purchased and securities sold under agreement to repurchase	98,499	545	2.24	100,947	252	1.00
Other borrowed funds
Short-term debt	992	14	5.72	6,287	16	1.02
Long-term debt	93,365	1,089	4.73	105,443	1,425	5.44

Total interest bearing liabilities	1,890,407	8,561	1.84	1,758,873	7,159	1.64

Non-interest bearing liabilities
Non-interest bearing deposits	296,921			280,755
Other liabilities	14,711			15,702

Total liabilities	2,202,039			2,055,330
Stockholders’ equity	236,826			215,748

Total liabilities and stockholders’ equity	$2,438,865			$2,271,078

Net interest spread			3.89			3.77
Net interest margin		$22,932	4.17		$20,893	4.03

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2005, as compared to the same period of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Period Ended March 31 2005 over 2004

(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$(67)	$145	$78
Federal funds sold	(97)	229	132
Investment securities - taxable	398	64	462
Investment securities - non-taxable	93	(25)	68
Mortgage loans held for sale	8	(1)	7
Assets held in trading accounts	21	1	22
Loans	2,266	406	2,672

Total	2,622	819	3,441

Interest expense
Interest bearing transaction and savings accounts	156	429	585
Time deposits	317	545	862
Federal funds purchased and securities sold under agreements to repurchase	(6)	299	293
Other borrowed funds
Short-term debt	(22)	20	(2)
Long-term debt	(153)	(183)	(336)

Total	292	1,110	1,402

Increase (decrease) in net interest income	$2,330	$(291)	$2,039

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended March 31, 2005, was $2.2 million, which is comparable to the $2.1 million for the three-month period ended March 31, 2004.

NON-INTEREST INCOME

Total non-interest income was $10.1 million for the three-month period ended March 31, 2005, compared to $9.6 million for the same period in 2004. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees, credit card fees and premiums on the sale of student loans. Non-interest income also includes income on the sale of mortgage loans and investment banking profits.

On April 29, 2005, the Company purchased $25 million of BOLI, which will result in additional tax-free, non-interest income in future periods.

Table 5 shows non-interest income for the three-month periods ended March 31, 2005 and 2004, respectively, as well as changes in 2005 from 2004.

Table 5:  Non-Interest Income

	Period Ended March 31		2005 Change from 2004

(In thousands)	2005	2004

Trust income	$1,385	$1,400	$(15)	-1.07%
Service charges on deposit accounts	3,414	3,227	187	5.79
Other service charges and fees	584	545	39	7.16
Income on sale of mortgage loans, net of commissions	682	751	(69)	-9.19
Income on investment banking, net of commissions	58	215	(157)	-73.02
Credit card fees	2,340	2,310	30	1.30
Premiums on sale of student loans	634	607	27	4.45
Other income	974	592	382	64.53

Total non-interest income	$10,071	$9,647	$424	4.40%

Recurring fee income for the three-month period ended March 31, 2005, was $8.4 million, an increase of $268,000, or 3.31% from the three-month period ended March 31, 2004. For the three-month period ended March 31, 2005, service charges on deposit accounts increased by $187,000 from the March 31, 2004 level. The increase in service charges on deposit accounts for 2005 is primarily the result of the acquisitions completed in 2004, growth in transaction accounts, and improvement in the service charge fee structure associated with the Company’s deposit accounts.

Credit card fees were $2.34 million for the quarter ended March 31, 2005, a slight increase from $2.31 million for the same period in 2004. Due to competitive pressure in the credit card industry, the Company continues to experience a decline in the number of cardholders in the credit card portfolio.

During the three-month period ended March 31, 2005, income on the sale of mortgage loans and income on investment banking decreased $69,000 and $157,000, respectively, from the same period during 2004. These 2005 decreases were primarily the result of a reduced demand for those products due to the rising interest rate environment.

Other non-interest income for the quarter ended March 31, 2005, was $974,000, an increase of $382,000 over the quarter ended March 31, 2004. The increase primarily resulted from a one-time distribution of approximately $250,000 the Company received as part of the proceeds when Pulse EFT, a regional ATM switching network used by the Company, merged with Discover Financial Services.

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

Non-interest expense for the three-month period ended March 31, 2005, was $21.4 million, an increase of $1.7 million or 8.8%, from the same period in 2004. This increase is primarily the result of the increase in normal on-going operating expenses and the additional expenses associated with the 2004 acquisitions. Excluding the acquisitions, the increase in non-interest expense was 4.6%.

The Company closed three small financial centers during the first quarter of 2005. The decisions to close these financial centers were a part of on-going efforts to improve the efficiency of the Company’s branching network, many of which were acquired through mergers and acquisitions.

Table 6 below shows non-interest expense for the periods ended March 31, 2005 and 2004, respectively, as well as changes to the first three months of 2005 from first three months of 2004, respectively.

Table 6:  Non-Interest Expense

	Period Ended March 31		2005 Change from 2004

(In thousands)	2005	2004

Salaries and employee benefits	$12,831	$11,805	$1,026	8.69%
Occupancy expense, net	1,436	1,318	118	8.95
Furniture and equipment expense	1,449	1,358	91	6.70
Loss on foreclosed assets	48	44	4	9.09
Other operating expenses
Professional services	661	554	107	19.31
Postage	621	582	39	6.70
Telephone	458	427	31	7.26
Credit card expenses	632	603	29	4.81
Operating supplies	407	378	29	7.67
FDIC insurance	73	69	4	5.80
Amortization of intangibles	207	173	34	19.65
Other expense	2,592	2,381	211	8.86

Total non-interest expense	$21,415	$19,692	$1,723	8.75%

LOAN PORTFOLIO

The Company’s loan portfolio averaged $1.575 billion and $1.435 billion during the first three months of 2005 and 2004, respectively. As of March 31, 2005, total loans were $1.586 billion, an increase of $15.1 million from December 31, 2004. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $356.8 million at March 31, 2005, or 22.5% of total loans, compared to $367.2 million, or 23.4% of total loans at December 31, 2004. The consumer loan decrease from December 31, 2004 to March 31, 2005 is the result of the Company’s lower credit card portfolio and other consumer loans, which was partially offset by an increase in student loans. The increase in student loans was the result of normal growth due to the greater demand for that product. The Company historically experiences a lower level in the credit card portfolio in the first quarter due to the seasonal nature of the product. As a general rule, credit card usage increases throughout the year, reaching its highest level during the fourth quarter.

The consumer market, particularly credit card and automobile loans, continues to be a challenge. The credit card portfolio continued to decline as the result of an on-going decrease in the number of cardholder accounts resulting from competitive pressure in the credit card industry. The Company has introduced several new initiatives that management believes will make the credit card product more competitive. The primary initiative is to move as many qualifying accounts as possible from a standard VISA product to a Platinum VISA Rewards product. The Platinum card compares favorably with similar products in the market, carries a low fixed interest rate of 8.95%, and offers the customers competitive air mileage based on their purchases. The Company plans to expand the rewards program beyond the air mileage offering. Management believes the increased usage will more than offset the increased cost. The decline in other consumer loans was the primarily the result of the on-going special financing incentives offered by car manufacturers.

Real estate loans consist of construction loans, single-family residential loans and commercial loans. Real estate loans were $991.0 million at March 31, 2005, or 62.5% of total loans, compared to the $969.2 million, or 61.7% of total loans at December 31, 2004. The increase in real estate loans is primarily due to increased loan demand.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $220.9 million at March 31, 2005, or 13.9% of total loans, which is comparable to $222.0 million, or 14.1% of total loans at December 31, 2004.

The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan. Table 7: Loan Portfolio

(In thousands)	March 31, 2005	December 31, 2004

Consumer
Credit cards	$141,793	$155,326
Student loans	87,745	83,283
Other consumer	127,245	128,552
Real Estate
Construction	186,526	169,001
Single family residential	323,864	318,488
Other commercial	480,653	481,728
Commercial
Commercial	165,946	158,613
Agricultural	53,927	62,340
Financial institutions	999	1,079
Other	17,785	12,966

Total loans	$1,586,483	$1,571,376

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

At March 31, 2005, impaired loans were $16.4 million compared to $16.6 million at December 31, 2004.

Table 8 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned. Table 8: Non-performing Assets

(In thousands)	March 31, 2005	December 31, 2004

Nonaccrual loans	$10,234	$10,918
Loans past due 90 days or more (principal or interest payments)	1,615	1,085

Total non-performing loans	11,849	12,003

Other non-performing assets
Foreclosed assets held for sale	1,340	1,839
Other non-performing assets	64	83

Total other non-performing assets	1,404	1,922

Total non-performing assets	$13,253	$13,925

Allowance for loan losses to non-performing loans	222.99%	220.84%
Non-performing loans to total loans	0.75%	0.76%
Non-performing assets to total assets	0.54%	0.58%

There was no interest income on the nonaccrual loans recorded for the three-month periods ended March 31, 2005 and 2004.

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

Specific Allocations

Specific allocations are made when factors are present requiring a greater reserve than would be required when using the assigned risk rating allocation. As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship. The evaluation process in specific allocations for the Company includes a review of appraisals or other collateral analysis. These values are compared to the remaining outstanding principal balance. If a loss is determined to be reasonably possible, the possible loss is identified as a specific allocation. If the loan is not collateral dependent, the measurement of loss is based on the expected future cash flows of the loan and, when applicable, guarantor capacity.

Allocations for Classified Assets with no Specific Allocation

The Company establishes allocations for loans rated “watch” through “doubtful” in accordance with the guidelines established by the regulatory agencies. This allowance element is determined by an internal grading process in conjunction with associated risk factors. A percentage rate is applied to each category of these loan categories to determine the level of dollar allocation.

General Allocations

The Company establishes general allocations for each major loan category. This section also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans. The allocations in this section are based on a historical review of loan loss experience and past due accounts. The Company gives consideration to trends, changes in loan mix, delinquencies, prior losses, and other related information. The Company has the ability to revise the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

Miscellaneous Allocations

Allowance allocations other than specific, classified and general for the Company are included in the miscellaneous section. These primarily consist of allocations for unfunded loan commitments.

An analysis of the allowance for loan losses is shown in Table 9. Table 9: Allowance for Loan Losses

(In thousands)	2005	2004

Balance, beginning of year	$26,508	$25,347

Loans charged off
Credit card	1,180	1,262
Other consumer	244	607
Real estate	120	231
Commercial	1,420	172

Total loans charged off	2,964	2,272

Recoveries of loans previously charged off
Credit card	179	161
Other consumer	132	177
Real estate	30	20
Commercial	316	79

Total recoveries	657	437

Net loans charged off	2,307	1,835
Allowance for loan losses on acquisition	—	1,108
Provision for loan losses	2,221	2,144

Balance, March 31	$26,422	26,764

Loans charged off
Credit card		3,327
Other consumer		1,537
Real estate		1,032
Commercial		2,237

Total loans charged off		8,133

Recoveries of loans previously charged off
Credit card		559
Other consumer		506
Real estate		257
Commercial		672

Total recoveries		1,994

Net loans charged off		6,139
Allowance for loan losses on acquisition		—
Provision for loan losses		5,883

Balance, end of year		$26,508

Provision for loan losses

The amount of provision to the allowance during the three-month periods ended March 31, 2005 and 2004, and for the year ended December 31, 2004, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged-off for the last five years. It is management’s practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

Allocated Allowance for Loan Losses

The Company utilizes a consistent methodology in the calculation and application of its allowance for loan losses. Because there are portions of the portfolio that have not matured to the degree necessary to obtain reliable loss statistics from which to calculate estimated losses, the unallocated allowance is an integral component of the total allowance. Although unassigned to a particular credit relationship or product segment, this portion of the allowance is vital to safeguard against the imprecision inherent when estimating credit losses. This imprecision results from several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends.

The Company’s allocation of the allowance for loan losses at March 31, 2005 remained consistent with the allocation at December 31, 2004.

While the Company still has some concerns over the uncertainty of the economy and the impact of pricing in the catfish industry in Arkansas, management believes the allowance for loan losses is adequate for the period ended March 31, 2005.

The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 10.

Table 10:               Allocation of Allowance for Loan Losses

	March 31, 2005		December 31, 2004

(In thousands)	Allowance Amount	% of loans*	Allowance Amount	% of loans*

Credit cards	$4,135	8.9%	$4,217	9.9%
Other consumer	1,127	13.5%	1,097	13.5%
Real estate	9,471	62.5%	9,357	61.7%
Commercial	4,704	14.0%	4,820	14.1%
Other	—	1.1%	—	0.8%
Unallocated	6,985		7,017

Total	$26,422	100.0%	$26,508	100.0%

*Percentage of loans in each category to total loans.
34

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 75 financial centers as of March 31, 2005. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more. As of March 31, 2005, core deposits comprised 81.3% of the Company’s total deposits.

The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because of the Company’s community banking philosophy, affiliate executives in the local markets establish the interest rates offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet funding requirements. Although interest rates have been at historical lows and are slowly beginning to rise, the Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, internal deposit growth was $49.2 million. More specifically, total deposits as of March 31, 2005, were $2.008 billion versus $1.959 billion on December 31, 2004.

The Company manages its interest expense through deposit pricing. The Company believes that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences accelerated loan demand or other liquidity needs beyond its current projections. During the first quarter of 2005, the Company generated approximately $45 million of new deposits with a corporate-wide time deposit promotion based on its projected liquidity needs for the balance of the year. Currently, the Company does not utilize brokered deposits; however, brokered deposits can provide an additional source of funding to meet liquidity needs.

Total time deposits increased approximately $45.0 million as a result of the deposit promotion and decreased $3.2 million through internal deposit shrinkage, to $938.6 million at March 31, 2005, from $896.8 million at December 31, 2004. Non-interest bearing transaction accounts increased $3.2 million to $296.3 million at March 31, 2005, compared to $293.1 million at December 31, 2004. Interest bearing transaction and savings accounts were $773.4 million at March 31, 2005, a $4.1 million increase compared to $769.3 million on December 31, 2004.

LONG-TERM DEBT

During the three month period ended March 31, 2005, the Company decreased long-term debt by $2.2 million, or 2.3% from December 31, 2004. This decrease is primarily the result of normal pay downs on FHLB long-term advances.

CAPITAL

Overview

At March 31, 2005, total capital reached $232.3 million. Capital represents shareholder ownership in the Company — the book value of assets in excess of liabilities. At March 31, 2005, the Company’s equity to asset ratio was 9.51% compared to 9.87% at year-end 2004.

Capital Stock

At the Company’s annual shareholder meeting held on March 30, 2004, the shareholders approved an amendment to the Articles of Incorporation reducing the par value of the Class A Common Stock from $1.00 to $0.01 and eliminating the authority of the Company to issue Class B Common Stock, Class A Preferred Stock and Class B Preferred Stock.

Stock Repurchase

On May 25, 2004, the Company announced the adoption by the Board of Directors of a new stock repurchase program. The program authorizes the repurchase of up to 5% of the outstanding Common Stock, or 733,485 shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock dividends and general corporate purposes.

During the three-month period ended March 31, 2005, the Company repurchased 11,500 shares of stock under the repurchase plan with a weighted average repurchase price of $24.83 per share. The Company purchased an additional 250,000 shares for $26.00 per share, negotiated in a private transaction outside the repurchase plan. Under the current stock repurchase plan, the Company can repurchase an additional 654,020 shares.

Cash Dividends

The Company declared cash dividends on its common stock of $0.15 per share for the first quarter of 2005 compared to $0.14 per share for the first quarter of 2004. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2005, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s risk-based capital ratios at March 31, 2005 and December 31, 2004, are presented in Table 11. Table 11: Risk-Based Capital

(In thousands)	March 31, 2005	December 31, 2004

Tier 1 capital
Stockholders’ equity	$232,272	$238,222
Trust preferred securities, net allowable	30,000	30,000
Intangible assets, net of deferred tax liabilities	(65,718)	(66,283)
Other	—	(738)
Unrealized gain on available-
for-sale securities	4,262	1,124

Total Tier 1 capital	200,816	202,325

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	206	392
Qualifying allowance for loan losses	20,107	19,961

Total Tier 2 capital	20,313	20,353

Total risk-based capital	$221,129	$222,678

Risk weighted assets	$1,602,295	$1,590,373

Ratios at end of year
Leverage ratio	8.45%	8.46%
Tier 1 capital	12.53%	12.72%
Total risk-based capital	13.80%	14.00%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%
38

FORWARD-LOOKING STATEMENTS

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

We caution the reader not to place undue reliance on the forward-looking statements contained in this Report in that actual results could differ materially from those indicated in such forward-looking statements, due to a variety of factors. These factors include, but are not limited to, changes in the Company’s operating or expansion strategy, availability of and costs associated with obtaining adequate and timely sources of liquidity, the ability to maintain credit quality, possible adverse rulings, judgments, settlements and other outcomes of pending litigation, the ability of the Company to collect amounts due under loan agreements, changes in consumer preferences, effectiveness of the Company’s interest rate risk management strategies, laws and regulations affecting financial institutions in general or relating to taxes, the effect of pending or future legislation, the ability of the Company to repurchase its Common Stock on favorable terms and other risk factors. Other relevant risk factors may be detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At March 31, 2005, undivided profits of the Company’s subsidiaries were approximately $126 million, of which approximately $11 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At March 31, 2005, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At March 31, 2005, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 23.5% of total assets, as compared to 23.1% at December 31, 2004.

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

The Company’s liquidity is a primary consideration in determining funding needs and is an integral part of asset/liability management. Pricing of the liability side is a major component of interest margin and spread management. Adequate liquidity is a necessity in addressing this critical task. There are six primary and secondary sources of liquidity available to the Company. The particular liquidity need and timeframe determine the use of these sources.

The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its affiliates have approximately $71 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $40 million in funds on a given day. Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on month-to-month basis.

A second source of liquidity is the retail deposits available through the Company’s network of affiliate banks throughout Arkansas. Although this method can be somewhat of a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, the Company’s affiliate banks have lines of credits available with Federal Home Loan Bank. While the Company has previously used portions of those lines to match off longer-term mortgage loans, the Company could use those lines to meet liquidity needs. Approximately $371 million of these lines of credit are currently available, if needed.

Fourth, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 74% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

The fifth source of liquidity is the ability to access large deposits from both the public and private sector. On an ongoing basis the Company has chosen not to tap this source of funding. However, for short-term liquidity needs, it remains a viable option.

Finally, the Company has established a $5 million unsecured line of credit with a major commercial bank that could be used to meet unexpected liquidity needs at both the parent company level as well as at any affiliate bank.

The Company believes the various sources available are ample liquidity for short-term, intermediate-term and long-term liquidity.

Market Risk Management

Market risk arises from changes in interest rates. The Company has risk management policies to monitor and limit exposure to market risk. In asset and liability management activities, policies are in place designed to minimize structural interest rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

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

Table A below presents the Company’s interest rate sensitivity position at March 31, 2005. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A: Interest Rate Sensitivity

	Interest Rate Sensitivity Period

(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets
Short-term investments	$78,610	$—	$—	$—	$—	$—	$—	$78,610
Assets held in trading
accounts	4,718	—	—	—	—	—	—	4,718
Investment securities	8,168	10,769	21,241	31,164	121,329	210,038	156,275	558,984
Mortgage loans held for sale	11,641	—	—	—	—	—	—	11,641
Loans	573,150	125,882	234,236	207,562	228,429	202,881	14,343	1,586,483

Total earning assets	676,287	136,651	255,477	238,726	349,758	412,919	170,618	2,240,436

Interest bearing liabilities
Interest bearing transaction
and savings deposits	315,811	—	—	—	91,510	274,530	91,514	773,365
Time deposits	98,380	151,192	187,542	255,845	137,855	107,835	—	938,649
Short-term debt	90,898	—	—	—	—	—	—	90,898
Long-term debt	10,982	2,046	4,043	5,045	20,975	19,815	29,607	92,513

Total interest bearing
liabilities	516,071	153,238	191,585	260,890	250,340	402,180	121,121	1,895,425

Interest rate sensitivity Gap	$160,216	$(16,587)	$63,892	$(22,164)	$99,418	$10,739	$49,497	$345,011

Cumulative interest rate
sensitivity Gap	$160,216	$143,629	$207,521	$185,357	$284,775	$295,514	$345,011
Cumulative rate sensitive asset
to rate sensitive liabilities	131.0%	121.5%	124.1%	116.5%	120.8%	116.7%	118.2%
Cumulative Gap as a % of
earning assets	7.2%	6.4%	9.3%	8.3%	12.7%	13.2%	15.4%
42

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in 15 C.F.R. 240.13a-15(e) or 15 C.F.R. 240.15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.

Part II:  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities. The following transactions are sales of unregistered shares of Class A Common Stock of the Company which were issued to executive and senior management officers upon the exercise of rights granted under (i) the Simmons First National Corporation Incentive and Non-qualified Stock Option Plan (ii) the Simmons First National Corporation Executive Stock Incentive Plan, or (iii) the Simmons First National Corporation Executive Stock Incentive Plan - 2001. No underwriters were involved and no underwriter’s discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash or exchanged shares of the Company’s Class A Common Stock as the consideration for the transactions.

Identity (1)	Date of Sale	Number of Shares	Price (2)	Type of Transaction

1 Officer	January, 2005	100	16.0000	Incentive Stock Option
2 Officers	February, 2005	500	10.5625	Incentive Stock Option
1 Officer	February, 2005	13,000	12.1250	Incentive Stock Option
2 Officers	February, 2005	600	12.2188	Incentive Stock Option
1 Officer	February, 2005	220	16.0000	Incentive Stock Option
3 Officers	February, 2005	2,000	22.6250	Incentive Stock Option
1 Officer	March, 2005	300	10.5625	Incentive Stock Option
4 Officers	March, 2005	2,000	12.1250	Incentive Stock Option
13 Officers	March, 2005	2,560	16.0000	Incentive Stock Option
8 Officers	March, 2005	4,800	22.6250	Incentive Stock Option

Notes:

1.	The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans, which occurred at the same price during a calendar month.

2.	The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer.
44

(c) Issuer Purchases of Equity Securities. The Company made the following purchases of its common stock during the three months ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans

January 1 – January 31	250,000	$26.00	—	665,520
February 1 – February 28	2,500	25.29	2,500	663,020
March 1 – March 31	9,000	24.70	9,000	654,020

Total	261,500	$25.95	11,500

Item 6. Exhibits.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004 (File No. 6253)).

3.2	Amended By-Laws of Simmons First National Corporation.*

10.1	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Robert A. Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.2	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.3	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.4	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Robert A. Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.5	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).
46

10.6	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.7	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Robert A. Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.8	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

10.9	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

14	Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

31.1	Rule 13a-14(a)/15d-14(a) Certification – J. Thomas May, Chairman, President and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification – Robert A. Fehlman, Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman, President and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Financial Officer.*

* Filed herewith.
47

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 3, 2005	/s/ J. Thomas May

J. Thomas May
Chairman, President and
Chief Executive Officer

Date:	May 3, 2005	/s/ Robert A. Fehlman

Robert A. Fehlman
Senior Vice President and
Chief Financial Officer
48