Form 10-Q
period 2005-06-30
SIMMONS FIRST NATIONAL CORP
filed 2005-08-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005	Commission File Number 06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Main Street	Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	870-541-1000

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2005 was 14,369,981.

SIMMONS FIRST NATIONAL CORPORATION

INDEX

Page No.

Part I: Financial Information
Item 1.	Consolidated Balance Sheets --
	June 30, 2005 and December 31, 2004	3-4

	Consolidated Statements of Income --
	Three months and six months ended
	June 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows --
	Six months ended June 30, 2005 and 2004	6

	Consolidated Statements of Stockholders' Equity --
	Six months ended June 30, 2005 and 2004	7

	Condensed Notes to Consolidated Financial Statements	8-18

	Report of Independent Registered Public Accounting Firm	19

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	20-43

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	44-47

Item 4.	Controls and Procedures	47

Part II: Other Information

Part I: Financial Information
Item 1: Consolidated Financial Statements and Condensed Notes to Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004

ASSETS
(In thousands, except share data)	June 30, 2005	December 31, 2004
	(Unaudited)

Cash and non-interest bearing balances due from banks	$73,169	$72,032
Interest bearing balances due from banks	27,861	36,249
Federal funds sold	43,230	45,450
Cash and cash equivalents	144,260	153,731

Investment securities	549,744	542,058
Mortgage loans held for sale	8,361	9,246
Assets held in trading accounts	4,680	4,916
Loans	1,662,337	1,571,376
Allowance for loan losses	(27,013)	(26,508
Net loans	1,635,324	1,544,868

Premises and equipment	59,086	57,211
Foreclosed assets held for sale, net	1,482	1,839
Interest receivable	15,705	14,248
Bank owned life insurance	32,673	3,536
Goodwill	60,454	60,454
Core deposit premiums	5,414	5,829
Other assets	13,202	16,008

TOTAL ASSETS	$2,530,385	$2,413,944

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	June 30, 2005	December 31, 2004
	(Unaudited)

LIABILITIES
Non-interest bearing transaction accounts	$308,543	$293,137
Interest bearing transaction accounts and savings deposits	777,820	769,296
Time deposits	939,928	896,762
Total deposits	2,026,291	1,959,195
Federal funds purchased and securities sold under agreements to repurchase	82,255	104,785
Short-term debt	76,851	2,373
Long-term debt	89,784	94,663
Accrued interest and other liabilities	16,512	14,706
Total liabilities	2,291,693	2,175,722

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized 30,000,000 shares, 14,353,963 issued and outstanding at 2005 and 14,621,707 at 2004	144	146
Surplus	55,608	62,826
Undivided profits	184,865	176,374
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities,
net of income tax credits of $1,153 at 2005 and $673 at 2004	(1,925)	(1,124
Total stockholders’ equity	238,692	238,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,530,385	$2,413,944

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months and Six Months Ended June 30, 2005 and 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$27,175	$23,802	$52,588	$46,534
Federal funds sold	273	110	600	305
Investment securities	4,659	4,343	9,233	8,457
Mortgage loans held for sale	134	174	253	286
Assets held in trading accounts	25	1	50	4
Interest bearing balances due from banks	103	76	299	194
TOTAL INTEREST INCOME	32,369	28,506	63,023	55,780

INTEREST EXPENSE
Deposits	7,930	5,652	14,843	11,118
Federal funds purchased and securities sold under agreements to repurchase	728	202	1,273	454
Short-term debt	130	24	143	40
Long-term debt	1,104	1,478	2,192	2,903
TOTAL INTEREST EXPENSE	9,892	7,356	18,451	14,515

NET INTEREST INCOME	22,477	21,150	44,572	41,265
Provision for loan losses	1,939	2,019	4,159	4,163

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,538	19,131	40,413	37,102

NON-INTEREST INCOME
Trust income	1,349	1,233	2,734	2,633
Service charges on deposit accounts	4,153	3,767	7,567	6,994
Other service charges and fees	454	518	1,039	1,063
Income on sale of mortgage loans, net of commissions	712	1,045	1,395	1,796
Income on investment banking, net of commissions	161	198	219	413
Credit card fees	2,584	2,517	4,924	4,827
Premiums on sale of student loans	642	843	1,276	1,450
Bank owned life insurance income	218	26	238	26
Other income	724	644	1,677	1,236
Gain (loss) on sale of securities, net of taxes	(168)	--	(168)	--
TOTAL NON-INTEREST INCOME	10,829	10,791	20,901	20,438

NON-INTEREST EXPENSE
Salaries and employee benefits	12,697	12,280	25,529	24,085
Occupancy expense, net	1,394	1,377	2,831	2,695
Furniture and equipment expense	1,406	1,399	2,855	2,757
Loss on foreclosed assets	55	137	103	181
Deposit insurance	69	71	142	140
Other operating expenses	5,343	5,304	10,923	10,402
TOTAL NON-INTEREST EXPENSE	20,964	20,568	42,383	40,260

INCOME BEFORE INCOME TAXES	10,403	9,354	18,931	17,280
Provision for income taxes	3,460	3,066	6,128	5,581
NET INCOME	$6,943	$6,288	$12,803	$11,699
BASIC EARNINGS PER SHARE	$0.48	$0.43	$0.89	$0.81
DILUTED EARNINGS PER SHARE	$0.47	$0.42	$0.87	$0.79

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004

(In thousands)	June 30, 2005	June 30, 2004
OPERATING ACTIVITIES	(Unaudited)
Net income	$12,803	$11,699
Items not requiring (providing) cash
Depreciation and amortization	2,419	2,651
Provision for loan losses	4,159	4,163
Net accretion of investment securities	(141)	674
Deferred income taxes	566	(491)
Provision for losses on foreclosed assets	--	35
(Gain) loss on sale of securities, net of taxes	168	--
Changes in
Interest receivable	(1,457)	676
Mortgage loans held for sale	885	3,117
Assets held in trading accounts	236	(299)
Other assets	(26,330)	792
Accrued interest and other liabilities	423	1,873
Income taxes payable	924	(765)
Net cash provided (used) by operating activities	(5,345)	24,125

INVESTING ACTIVITIES
Net originations of loans	(95,418)	(58,865)
Purchase of branch location, net funds received	--	4,897
Purchase of Alliance Bancorporation, Inc., net	--	(7,818)
Purchase of premises and equipment, net	(3,879)	(2,295)
Proceeds from sale of foreclosed assets	1,160	2,078
Proceeds from sale of securities	1,225	--
Proceeds from maturities of available-for-sale securities	32,295	29,911
Purchases of available-for-sale securities	(39,398)	(20,146)
Proceeds from maturities of held-to-maturity securities	16,891	139,209
Purchases of held-to-maturity securities	(19,635)	(150,100)
Net cash provided (used) by investing activities	(106,759)	(63,129)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	67,096	10,688
Net proceeds (repayments) of short-term debt	74,478	4,832
Dividends paid	(4,312)	(4,026)
Proceeds from issuance of long-term debt	562	3,300
Repayment of long-term debt	(5,440)	(4,206)
Net increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	(22,530)	(38,252)
Repurchase of common stock, net	(7,221)	(1,177)
Net cash provided (used) by financing activities	102,633	(28,841)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,471)	(67,845)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	153,731	201,615
CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,260	$133,770

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2005 and 2004

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (loss)	Profits	Total

Balance, December 31, 2003	$14,102	$35,988	$(286)	$160,191	$209,995
Comprehensive income
Net income	--	--	--	11,699	11,699
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credit of $1,894	--	--	(3,158)	--	(3,158)
Comprehensive income					8,541
Stock issued as bonus shares - 2,000 shares	2	50	--	--	52
Change in the par value of common stock	(14,523)	14,523	--	--	--
Stock issued in connection with the merger
of Alliance Bancorporation	545	13,732	--	--	14,277
Exercise of stock options - 36,497 shares	36	510	--	--	546
Securities exchanged under stock option plan	(15)	(394)	--	--	(409)
Repurchase of common stock - 56,515 shares	(1)	(1,365)	--	--	(1,366)
Dividends paid - $0.28 per share	--	--	--	(4,026)	(4,026)

Balance, June 30, 2004 (Unaudited)	146	63,044	(3,444)	167,864	227,610
Comprehensive income
Net income	--	--	--	12,747	12,747
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $1,391	--	--	2,320	--	2,320
Comprehensive income					15,067
Exercise of stock options - 32,500 shares	7	412	--	--	419
Securities exchanged under stock option plan	(7)	(212)	--	--	(219)
Repurchase of common stock - 16,950 shares	--	(418)	--	--	(418)
Dividends paid - $0.29 per share	--	--	--	(4,237)	(4,237)

Balance, December 31, 2004	146	62,826	(1,124)	176,374	238,222
Comprehensive income
Net income	--	--	--	12,803	12,803
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credit of $480	--	--	(801)	--	(801)
Comprehensive income					12,002
Stock issued as bonus shares - 5,620 shares	--	141	--	--	141
Exercise of stock options - 29,480 shares	--	435	--	--	435
Securities exchanged under stock option plan	--	(148)	--	--	(148)
Repurchase of common stock - 297,160 shares	(2)	(7,646)	--	--	(7,648)
Dividends paid - $0.30 per share	--	--	--	(4,312)	(4,312)

Balance, June 30, 2005 (Unaudited)	$144	$55,608	$(1,925)	$184,865	$238,692

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

Following is the computation of per share earnings for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income	$6,943	$6,288	$12,803	$11,699

Average common shares outstanding	14,365	14,657	14,408	14,421
Average potential dilutive common shares	304	335	304	335
Average diluted common shares	14,669	14,992	14,712	14,756

Basic earnings per share	$0.48	$0.43	$0.89	$0.81
Diluted earnings per share	$0.47	$0.42	$0.87	$0.79

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

On March 19, 2004, the Company merged with Alliance Bancorporation, Inc. (“ABI”). ABI owned Alliance Bank of Hot Springs, Hot Springs, Arkansas with consolidated assets (including goodwill and core deposit premiums), loans and deposits of approximately $155 million, $70 million and $110 million, respectively. During the second quarter of 2004, Alliance Bank changed its name to Simmons First Bank of Hot Springs and continues to operate as a separate community bank with virtually the same board of directors, management and staff. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $14,690,000 and $1,245,000, respectively.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30,				December 31,
	2005				2004
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$2,012	$4	$(19)	$1,997	$4,020	$12	$(19)	$4,013
U.S. Government
agencies	25,999	3	(178)	25,824	21,500	18	(76)	21,442
Mortgage-backed
securities	212	5	--	217	307	7	(1)	313
State and political
subdivisions	118,586	1,348	(287)	119,647	122,457	1,617	(390)	123,684
Other securities	2,484	--	--	2,484	2,980	--	--	2,980
	$149,293	$1,360	$(484)	$150,169	$151,264	$1,654	$(486)	$152,432
Available-for-Sale
U.S. Treasury	$20,232	$--	$(140)	$20,092	$24,218	$3	$(125)	$24,096
U.S. Government
agencies	359,479	73	(4,018)	355,534	343,716	226	(2,856)	341,086
Mortgage-backed
securities	3,756	50	(20)	3,786	3,919	13	(55)	3,877
State and political
subdivisions	3,515	74	--	3,589	4,616	130	--	4,746
Other securities	16,702	748	--	17,450	16,154	1,111	(276)	16,989
	$403,684	$945	$(4,178)	$400,451	$392,623	$1,483	$(3,312)	$390,794

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $416,537,000 at June 30, 2005 and $397,311,000 at December 31, 2004.

The book value of securities sold under agreements to repurchase amounted to $72,785,000 and $68,515,000 for June 30, 2005 and December 31, 2004, respectively.

Income earned on securities for the six months ended June 30, 2005 and 2004, is as follows:

(In thousands)	2005	2004

Taxable
Held-to-maturity	$497	$761
Available-for-sale	6,315	5,206

Non-taxable
Held-to-maturity	2,312	2,365
Available-for-sale	109	125

Total	$9,233	$8,457

Maturities of investment securities at June 30, 2005 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$23,249	$23,266	$50,500	$50,315
After one through five years	60,411	60,514	263,975	260,426
After five through ten years	61,035	61,743	70,427	70,141
After ten years	3,045	3,093	2,080	2,119
Other securities	1,553	1,553	16,702	17,450
Total	$149,293	$150,169	$403,684	$400,451

Gross realized losses of $275,000 and $0 were recognized for the six-month periods ended June 30, 2005 and 2004, respectively. There were no realized gains over the same periods.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories are summarized as follows:

	June 30,	December 31,
(In thousands)	2005	2004

Consumer
Credit cards	$141,398	$155,326
Student loans	75,565	83,283
Other consumer	131,210	128,552
Real Estate
Construction	207,136	169,001
Single family residential	336,404	318,488
Other commercial	489,880	481,728
Commercial
Commercial	161,474	158,613
Agricultural	83,071	62,340
Financial institutions	21,979	1,079
Other	14,220	12,966
Total loans before allowance for loan losses	$1,662,337	$1,571,376

As of June 30, 2005, credit card loans, which are unsecured, were $141,398,000 or 8.5%, of total loans versus $155,326,000 or 9.9% of total loans at December 31, 2004. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At June 30, 2005 and December 31, 2004, impaired loans totaled $14,318,000 and $16,606,000, respectively. All impaired loans had either specific or general allocations within the allowance for loan losses. Allocations of the allowance for loan losses relative to impaired loans at June 30, 2005, were $4,076,000 and $4,125,000 at December 31, 2004. Approximately $188,000 and $268,000 of interest income were recognized on average impaired loans of $23,534,000 and $20,596,000 as of June 30, 2005 and 2004, respectively. Interest recognized on impaired loans on a cash basis during the first six months of 2005 and 2004 was immaterial.

Transactions in the allowance for loan losses are as follows:

	June 30,	December 31,
(In thousands)	2005	2004

Balance, beginning of year	$26,508	$25,347
Additions
ABI allowance for loan losses	--	1,108
Provision charged to expense	4,159	4,163
	30,667	30,618
Deductions
Losses charged to allowance, net of recoveries
of $1,566 and $1,162 for the first six months of
2005 and 2004, respectively	3,654	3,350

Balance, June 30	$27,013	27,268

Additions
Provision charged to expense		3,864
		31,132
Deductions
Losses charged to allowance, net of recoveries
of $1,269 for the last six months of 2004		4,624

Balance, end of year		$26,508

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at June 30, 2005 and December 31, 2004, were as follows:

	June 30,	December 31,
(In thousands)	2005	2004

Gross carrying amount	$7,216	$7,216
Accumulated amortization	(1,802)	(1,387)

Net core deposit premiums	$5,414	$5,829

Core deposit premium amortization expense recorded for the six months ended June 30, 2005 and 2004, was $415,000 and $376,000, respectively. The Company’s estimated amortization expense for the remainder of 2005 is $415,000, and for each of the following four years is: 2006 - $827,000; 2007 - $815,000; 2008 - $804,000 and 2009 - $799,000.

NOTE 6: TIME DEPOSITS

Time deposits include approximately $377,991,000 and $356,926,000 of certificates of deposit of $100,000 or more at June 30, 2005 and December 31, 2004 respectively.

NOTE 7: INCOME TAXES

The provision for income taxes is comprised of the following components:

	June 30,	June 30,
(In thousands)	2005	2004

Income taxes currently payable	$5,669	$6,072
Deferred income taxes	459	(491)
Provision for income taxes	$6,128	$5,581

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are shown below:

	June 30,	December 31,
(In thousands)	2005	2004

Deferred tax assets
Allowance for loan losses	$8,279	$8,028
Valuation of foreclosed assets	189	189
Deferred compensation payable	1,008	989
FHLB advances	129	168
Vacation compensation	702	689
Loan interest	241	242
Available-for-sale securities	1,154	673
Other	263	202
Total deferred tax assets	11,965	11,180

Deferred tax liabilities
Accumulated depreciation	(640)	(866)
Deferred loan fee income and expenses, net	(556)	(503)
FHLB stock dividends	(800)	(758)
Goodwill and core deposit premium amortization	(2,631)	(2,655)
Other	(627)	(627)
Total deferred tax liabilities	(5,254)	(5,409)

Net deferred tax assets included in other
assets on balance sheets	$6,711	$5,771

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	June 30,	June 30,
(In thousands)	2005	2004

Computed at the statutory rate (35%)	$6,626	$6,048

Increase (decrease) resulting from:
Tax exempt income	(953)	(986)
Other differences, net	455	519

Actual tax provision	$6,128	$5,581

NOTE 8: SHORT-TERM AND LONG-TERM DEBT

Long-term debt at June 30, 2005 and December 31, 2004, consisted of the following components:

	June 30,	December 31,
(In thousands)	2005	2004

Note Payable, due 2007, at a floating rate of
0.90% above the 30 day LIBOR rate, reset
monthly, unsecured	$6,000	$6,000
FHLB advances, due 2004 to 2023, 1.02% to 8.41%
secured by residential real estate loans	52,854	57,733
Trust preferred securities, due 2033,
fixed at 8.25%, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
floating rate of 2.80% above the three-month LIBOR
rate, reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
fixed rate of 6.97% during the first seven years
and at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, thereafter, callable
in 2010 without penalty	10,310	10,310

	$89,784	$94,663

At June 30, 2005 the Company had Federal Home Loan Bank ("FHLB") advances with original maturities of one year or less of $76.9 million with a weighted average rate of 3.17% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at June 30, 2005, are:
		Annual
(In thousands)	Year	Maturities

	2005	$7,068
	2006	13,084
	2007	11,331
	2008	7,051
	2009	5,278
	Thereafter	45,972

Total		$89,784

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

NOTE 11: UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At June 30, 2005, the bank subsidiaries had approximately $12 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of June 30, 2005, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's “total risk-based capital” ratio was 13.44% at June 30, 2005.

NOTE 12: STOCK OPTIONS AND RESTRICTED STOCK

At June 30, 2005, the Company had stock options outstanding of 685,290 shares and stock options exercisable of 604,603 shares. During the first six months of 2005, there were 29,480 shares issued upon exercise of stock options, options for 900 shares were forfeited or expired and 39,770 additional stock options of the Company were granted. Also, 5,620 additional shares of common stock of the Company were granted and issued as bonus shares of restricted stock, during the first six months of 2005.

NOTE 13: ADDITIONAL CASH FLOW INFORMATION
	Six Months Ended
	June 30,
(In thousands)	2005	2004

Interest paid	$17,696	$14,579
Income taxes paid	$5,663	$7,073

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

At June 30, 2005, the Company had outstanding commitments to extend credit aggregating approximately $203,922,000 and $492,382,000 for credit card commitments and other loan commitments, respectively. At December 31, 2004, the Company had outstanding commitments to extend credit aggregating approximately $188,399,000 and $339,866,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $13,538,000 and $16,684,000 at June 30, 2005 and December 31, 2004, respectively, with terms ranging from 90 days to three years. At June 30, 2005 and December 31, 2004 the Company’s deferred revenue under standby letter of credit agreements is approximately $209,000 and $85,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM BKD, LLP Certified Public Accountants 200 East Eleventh Pine Bluff, Arkansas

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2005, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and stockholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 9, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP BKD, LLP

Pine Bluff, Arkansas
July 29, 2005

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Simmons First National Corporation recorded earnings of $6,943,000, or $0.47 diluted earnings per share for the second quarter of 2005, compared to earnings of $6,288,000, or $0.42 diluted earnings per share for same period in 2004. This represents a $655,000, or 10.4% increase in the second quarter 2005 earnings over 2004. From June 30, 2004 to June 30, 2005, diluted earnings per share increased by $0.05, or 11.9%. Return on average assets and return on average stockholders’ equity for the three-month period ended June 30, 2005, was 1.12% and 11.74%, compared to 1.06% and 11.00%, respectively, for the same period in 2004. On a quarter over quarter basis, the increase in earnings is primarily the result of an improvement in net interest margin, driven by growth in the loan portfolio, coupled with a modest 1.9% increase in non-interest expense.

Earnings for the six-month period ended June 30, 2005, were $12,803,000, or $0.87 per diluted share. These earnings reflect an increase of $1.1 million, or $0.08 per share, when compared to the six-month period ended June 30, 2004, earnings of $11,699,000, or $0.79 per diluted share. Annualized return on average assets and annualized return on average stockholders’ equity for the six-month period ended June 30, 2005, were 1.05% and 10.89%, compared to 1.01% and 10.56%, respectively, for the same period in 2004.

Continuing the trend of the past several quarters, asset quality strengthened through June 30, 2005. Non-performing assets decreased by $2.3 million from December 31, 2004, a 16.4% decrease. The non-performing assets ratio ((non-performing loans + foreclosed assets) / (total loans + foreclosed assets)) fell to 70 basis points at June 30, 2005, from 89 basis points at December 31, 2004, a 19 basis point improvement. Non-performing loans to total loans improved to 61 basis points at the end of the quarter, compared to 76 basis points at December 31, 2004. The allowance for loan losses improved to 267% of non-performing loans as of June 30, 2005, compared to 221% as of December 31, 2004. At June 30, 2005, the allowance for loan losses equaled 1.63% of total loans, compared to 1.69% at December 31, 2004.

The annualized net charge-off ratio for the second quarter of 2005 was 33 basis points. Excluding credit cards, the annualized net charge-off ratio was 11 basis points. The credit card net charge-offs as a percent of the credit card portfolio was 2.68% for the quarter ended June 30, 2005, 300 basis points below the industry average of 5.68%.

Total assets for the Company at June 30, 2005, were $2.530 billion, an increase of $116.4 million from the same figure at December 31, 2004. Stockholders’ equity at the end of the second quarter of 2005 was $238.7 million, a $470,000, or 0.2%, increase from December 31, 2004.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 78 offices, of which 76 are financial centers, located in 44 communities.

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

NET INTEREST INCOME

Overview

Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.5% for June 30, 2005 and 2004).

Net Interest Income Quarter-to-Date Analysis

For the three-month period ended June 30, 2005, net interest income on a fully taxable equivalent basis was $23.3 million, an increase of $1.3 million, or 6.1%, from the same period in 2004. The increase in net interest income was the result of a $3.9 million increase in interest income offset by a $2.5 million increase in interest expense.

The $3.9 million increase in interest income primarily is the result of a $76 million increase in average interest earning assets due to internal growth, as well as a 51 basis point increase in yield on earning assets associated with the higher interest rate environment. The growth in average interest earning assets resulted in a $1.4 million improvement in interest income. The growth in average loans accounted for a $1.6 million increase, offset by lower averages in other interest earning assets. The higher interest rates accounted for a $2.4 million increase in interest income. The most significant component of this increase was the $1.8 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 75% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate paid on the loan portfolio increased 46 basis points from 6.28% to 6.74%.

The $2.5 million increase in interest expense is the result of a $91.4 million increase in average interest bearing liabilities generated through internal growth, coupled with a 46 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment. The higher level of average interest bearing liabilities resulted in an $94,000 increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $79.6 million from internal deposit growth and $34.7 million from fed funds sold and short-term debt, offset by a $22.9 million reduction in average long-term debt due primarily to the payoff of $17.3 million of trust preferred securities in December of 2004. The higher interest rates accounted for a $2.4 million increase in interest expense. The most significant component of this increase was the $1.4 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 85% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits increased 61 basis points from 2.00% to 2.61%.

Net Interest Income Year-to-Date Analysis

For the six-month period ended June 30, 2005, net interest income on a fully taxable equivalent basis was $46.2 million, an increase of $3.4 million, or 7.9%, from the same period in 2004. The increase in net interest income was the result of a $7.3 million increase in interest income offset by a $3.9 million increase in interest expense.

The $7.3 million increase in interest income primarily is the result of a $110.2 million increase in average interest earning assets due to internal growth, as well as a 39 basis point increase in yield on earning assets associated with the higher interest rate environment. The growth in average interest earning assets resulted in a $4.1 million improvement in interest income. The growth in average loans accounted for $3.9 million of this increase. The higher interest rates accounted for a $3.2 million increase in interest income. The most significant component of this increase was the $2.2 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 75% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate paid on the loan portfolio increased 29 basis points from 6.34% to 6.63%.

The $3.9 million increase in interest expense is the result a $111.9 million increase in average interest bearing liabilities generated through internal growth, coupled with a 32 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment. The higher level of average interest bearing liabilities resulted in a $369,000 increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $115.5 million from internal deposit growth and $13.9 million from fed funds purchased and short-term debt, offset by a $17.5 million reduction in average long-term debt due primarily to the payoff of $17.3 million of trust preferred securities in December of 2004. The higher interest rates accounted for a $3.6 million increase in interest expense. The most significant component of this increase was the $2.0 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 85% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits increased 43 basis points from 2.02% to 2.45%.

Net Interest Margin

The Company’s net interest margin increased 10 basis points to 4.15% for the three-month period ended June 30, 2005, when compared to 4.05% for the same period in 2004. The Company’s net interest margin increased 12 basis points to 4.16% for the six-month period ended June 30, 2005, when compared to 4.04% for the same period in 2004. The increase in net interest margin can be primarily attributed to the continued growth in the commercial and real estate loan portfolios, combined with the reduction in interest expense resulting from the December 31, 2004 prepayment of $17.3 million of trust preferred securities.

Although net interest margin increased from last year, there were also some factors that negatively impacted the margin. One of the higher yielding products, credit card loans, decreased approximately $8.9 million from June 30, 2004 to June 30, 2005, resulting in some margin compression. However, due to the introduction of several new initiatives to make the credit card product more competitive, the shrinkage of the portfolio slowed significantly from prior periods.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2005 and 2004, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2005 versus June 30, 2004.

Table 1: Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Interest income	$32,369	$28,506	$63,023	$55,780
FTE adjustment	803	800	1,642	1,578

Interest income - FTE	33,172	29,306	64,665	57,358
Interest expense	9,892	7,356	18,451	14,515

Net interest income - FTE	$23,280	$21,950	$46,214	$42,843

Yield on earning assets - FTE	5.92%	5.41%	5.80%	5.41%
Cost of interest bearing liabilities	2.07%	1.61%	1.94%	1.62%
Net interest spread - FTE	3.85%	3.80%	3.86%	3.79%
Net interest margin - FTE	4.15%	4.05%	4.16%	4.04%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin
	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2005 vs. 2004	2005 vs. 2004

Increase due to change in earning assets	$1,440	$4,086
Increase due to change in earning asset yields	2,427	3,221
Decrease due to change in interest
bearing liabilities	(94)	(369)
Decrease due to change in interest rates
paid on interest bearing liabilities	(2,441)	(3,568)
Increase in net interest income	$1,332	$3,370

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2005 and 2004. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
	Three Months Ended June 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$15,765	$103	2.63	$33,677	$76	0.91
Federal funds sold	35,157	273	3.12	46,206	110	0.96
Investment securities - taxable	439,010	3,458	3.17	425,292	3,076	2.91
Investment securities - non-taxable	122,129	1,921	6.33	129,427	1,975	6.14
Mortgage loans held for sale	9,425	134	5.72	12,512	174	5.59
Assets held in trading accounts	4,696	25	2.14	734	1	0.55
Loans	1,626,513	27,258	6.74	1,529,321	23,894	6.28
Total interest earning assets	2,252,695	33,172	5.92	2,177,169	29,306	5.41
Non-earning assets	228,104			202,656
Total assets	$2,480,799			$2,379,825

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$778,516	$1,859	0.96	$732,485	$1,177	0.65
Time deposits	935,250	6,071	2.61	901,690	4,475	2.00
Total interest bearing deposits	1,713,766	7,930	1.86	1,634,175	5,652	1.39
Federal funds purchased and
securities sold under agreement
to repurchase	105,145	728	2.78	78,372	202	1.04
Other borrowed funds
Short-term debt	16,472	130	3.17	8,529	24	1.13
Long-term debt	91,045	1,104	4.88	113,913	1,478	5.22
Total interest bearing liabilities	1,926,428	9,892	2.07	1,834,989	7,356	1.61
Non-interest bearing liabilities
Non-interest bearing deposits	300,909			297,109
Other liabilities	16,271			17,788
Total liabilities	2,243,608			2,149,886
Stockholders’ equity	237,191			229,939
Total liabilities and
stockholders’ equity	$2,480,799			$2,379,825
Net interest spread			3.85			3.80
Net interest margin		$23,280	4.15		$21,950	4.05

	Six Months Ended June 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$25,343	$299	2.37	$47,132	$194	0.83
Federal funds sold	43,543	600	2.77	64,726	305	0.95
Investment securities - taxable	434,368	6,812	3.15	401,918	5,967	2.99
Investment securities - non-taxable	123,277	3,897	6.36	124,016	3,884	6.30
Mortgage loans held for sale	8,981	253	5.67	10,229	286	5.62
Assets held in trading accounts	4,466	50	2.25	678	4	1.19
Loans	1,601,062	52,754	6.63	1,482,118	46,718	6.34
Total interest earning assets	2,241,040	64,665	5.80	2,130,817	57,358	5.41
Non-earning assets	218,908			194,093
Total assets	$2,459,948			$2,324,910

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$774,928	$3,494	0.91	$706,058	$2,227	0.63
Time deposits	930,775	11,349	2.45	884,128	8,891	2.02
Total interest bearing deposits	1,705,703	14,843	1.75	1,590,186	11,118	1.41
Federal funds purchased and
securities sold under agreement
to repurchase	101,841	1,273	2.51	89,324	454	1.02
Other borrowed funds
Short-term debt	8,774	143	3.28	7,408	40	1.09
Long-term debt	92,199	2,192	4.78	109,678	2,903	5.32
Total interest bearing liabilities	1,908,517	18,451	1.94	1,796,596	14,515	1.62
Non-interest bearing liabilities
Non-interest bearing deposits	298,926			288,725
Other liabilities	15,495			16,746
Total liabilities	2,222,938			2,102,067
Stockholders’ equity	237,010			222,843
Total liabilities and
stockholders’ equity	$2,459,948			$2,324,910
Net interest spread			3.86			3.79
Net interest margin		$46,214	4.16		$42,843	4.04

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2005, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis
	Three Months Ended June 30,			Six Months Ended June 30,
	2005 over 2004			2005 over 2004
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$(57)	$84	$27	$(123)	$228	$105
Federal funds sold	(32)	195	163	(128)	424	296
Investment securities - taxable	101	282	383	498	346	844
Investment securities - non-taxable	(113)	60	(53)	(23)	36	13
Mortgage loans held for sale	(44)	4	(40)	(35)	2	(33)
Assets held in trading accounts	15	8	23	39	7	46
Loans	1,570	1,794	3,364	3,858	2,178	6,036

Total	1,440	2,427	3,867	4,086	3,221	7,307

Interest expense
Interest bearing transaction and
savings accounts	78	603	681	234	1,032	1,266
Time deposits	173	1,423	1,596	489	1,970	2,459
Federal funds purchased
and securities sold under
agreements to repurchase	90	438	528	72	748	820
Other borrowed funds
Short-term debt	36	69	105	8	95	103
Long-term debt	(283)	(92)	(375)	(434)	(277)	(711)

Total	94	2,441	2,535	369	3,568	3,937
Increase (decrease) in net
interest income	$1,346	$(14)	$1,332	$3,717	$(347)	$3,370

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The provision for the three-month period ended June 30, 2005, was $1.9 million, compared to the $2.0 million for the three-month period ended June 30, 2004. The provision for the six-month period ended June 30, 2005, was $4.2 million, compared to the $4.2 million for the six-month period ended June 30, 2004. While the 2005 provision amounts are comparable to 2004, they reflect the Company’s overall improvement in asset quality ratios offset by the growth in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income was $10.8 million for the three-month period ended June 30, 2005, compared to $10.8 million for the same period in 2004. For the six-months ended June 30, 2005, non-interest income was $20.9 million compared to the $20.4 million reported for the same period ended June 30, 2004. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month and six-month periods ended June 30, 2005 and 2004, respectively, as well as changes in 2005 from 2004.

Table 5: Non-Interest Income
	Three Months		2005		Six Months		2005
	Ended June 30,		Change from		Ended June 30,		Change from
(In thousands)	2005	2004	2004		2005	2004	2004

Trust income	$1,349	$1,233	$116	9.41%	$2,734	$2,633	$101	3.84%
Service charges on
deposit accounts	4,153	3,767	386	10.25	7,567	6,994	573	8.19
Other service charges and fees	454	518	(64)	(12.36)	1,039	1,063	(24)	(2.26)
Income on sale of mortgage loans,
net of commissions	712	1,045	(333)	(31.87)	1,395	1,796	(401)	(22.33)
Income on investment banking,
net of commissions	161	198	(37)	(18.69)	219	413	(194)	(46.97)
Credit card fees	2,584	2,517	67	2.66	4,924	4,827	97	2.01
Premiums on sale of student loans	642	843	(201)	(23.84)	1,276	1,450	(174)	(12.00)
Bank owned life insurance income	218	26	192	738.46	238	26	212	815.38
Other income	724	644	80	12.42	1,677	1,236	441	35.68
Gain (loss) on sale of securities,
net of tax	(168)	--	(168)	(100.00)	(168)	--	(168)	(100.00)

Total non-interest income	$10,829	$10,791	$38	0.35%	$20,901	$20,438	$463	2.27%

Recurring fee income for the three-month period ended June 30, 2005, was $8.5 million, an increase of $505,000, or 6.3% from the three-month period ended June 30, 2004. Recurring fee income for the six-month period ended June 30, 2005, was $16.3 million, an increase of $766,000, or 4.9% from the six-month period ended June 30, 2004. For the three-month period ended June 30, 2005, service charges on deposit accounts increased by $386,000 from the June 30, 2004 level. For the six-month period ended June 30, 2005, service charges on deposit accounts increased by $573,000 from the June 30, 2004 level. The increase in service charges on deposit accounts for 2005 can be primarily attributed to normal growth in transaction accounts and improvement in the fee structure associated with the Company’s deposit accounts.

Premiums on sale of student loans were $642,000 for the quarter ended June 30, 2005, a decrease of $201,000, or 23.8% from the quarter ended June 30, 2004. Premiums on sale of student loans were $1.28 million for the six-month period ended June 30, 2005, a decrease of $174,000, or 12.0% from the same period in 2004. These decreases were due to accelerated student loan sales in the second quarter of 2004 due to competitive pressures from consolidation lenders. As expected, student loan sales have returned to a more normal level in 2005.

During the three and six-month periods ended June 30, 2005, income on the sale of mortgage loans decreased $333,000 or 31.9% and $401,000 or 22.3% from the same periods, respectively, during 2004. During the three and six-month periods ended June 30, 2005, income on investment banking decreased $37,000 or 18.7% and $194,000 or 47.0% from the same periods, respectively, during 2004. These 2005 decreases were primarily the result of a reduced demand for those products due to the rising interest rate environment.

On April 29, 2005, the Company invested an additional $25 million in Bank Owned Life Insurance (“BOLI”). BOLI income increased by $192,000 and $212,000, respectively, for the three and six-months ended June 30, 2005, compared to the same periods in 2004. These increases were almost entirely attributable to this purchase.

During the quarter ended June 30, 2005, the Company sold certain investment securities obtained in a prior acquisition that did not fit its current investment portfolio strategy. As a result of this liquidation, the Company recognized an after-tax loss on sale of securities of $168,000 for the three and six-months ended June 30, 2005. There were no gains or losses on sale of securities during the same periods of 2004.

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

Non-interest expense for the three-month and six-month periods ended June 30, 2005, was $21.0 million and $42.4 million, an increase of $396,000 or 1.9% and $2.1 million or 5.3%, respectively, from the same periods in 2004. These increases are primarily the result of an increase in normal ongoing operating expenses and the additional operating expenses associated with the first quarter 2004 acquisition.

Table 6 below shows non-interest expense for the three-month and six-month periods ended June 30, 2005 and 2004, respectively, as well as changes in 2005 from 2004.

Table 6: Non-Interest Expense
	Three Months		2005		Six Months		2005
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2005	2004	2004		2005	2004	2004

Salaries and employee benefits	$12,697	$12,280	$417	3.40%	$25,529	$24,085	$1,444	6.00%
Occupancy expense, net	1,394	1,377	17	1.23	2,831	2,695	136	5.05
Furniture and equipment expense	1,406	1,399	7	0.50	2,855	2,757	98	3.55
Loss on foreclosed assets	55	137	(82)	(59.85)	103	181	(78)	(43.09)
Other operating expenses
Professional services	482	428	54	12.62	1,143	982	161	16.40
Postage	517	556	(39)	(7.01)	1,138	1,138	--	0.00
Telephone	428	413	15	3.63	886	840	46	5.48
Credit card expenses	631	580	51	8.79	1,263	1,183	80	6.76
Operating supplies	384	420	(36)	(8.57)	791	798	(7)	(0.88)
FDIC insurance	69	71	(2)	(2.82)	142	140	2	1.43
Amortization of intangibles	208	203	5	2.46	415	376	39	10.37
Other expense	2,693	2,704	(11)	(0.41)	5,287	5,085	202	3.97
Total non-interest expense	$20,964	$20,568	$396	1.93%	$42,383	$40,260	$2,123	5.27%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.601 billion and $1.482 billion during the first six months of 2005 and 2004, respectively. As of June 30, 2005, total loans were $1.662 billion, an increase of $91.0 million from December 31, 2004. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $348.2 million at June 30, 2005, or 20.9% of total loans, compared to $367.2 million, or 23.4% of total loans at December 31, 2004. The consumer loan decrease from December 31, 2004 to June 30, 2005 is the result of the Company’s lower credit card portfolio and student loans. The Company historically experiences a lower level in the credit card portfolio in the second quarter due to the seasonal nature of the product. As a general rule, credit card usage increases throughout the year, reaching its highest level during the fourth quarter.

The consumer market, particularly credit card and automobile loans, continues to be a challenge. The credit card portfolio continues to decline as a result of an on-going decrease in the number of cardholder accounts resulting from industry-wide competitive pressure. The Company has introduced several new initiatives that management believes will make the credit card product more competitive. The primary initiative is to move as many qualifying accounts as possible from a standard VISA product to a Platinum VISA Rewards product. The Platinum card compares favorably with similar products in the market, carries a low fixed interest rate of 8.95%, and offers the customers competitive air mileage based on their purchases. The Company has converted over 8,000 accounts, or approximately 30% of the targeted accounts, to the Platinum card, and has begun to see an increase in volume from the expanded rewards program. Management believes the increased usage will more than offset the increased cost.

The decline in student loans from December 31, 2004 is due to the seasonal nature of the product. Historically, student loans are at their lowest balance of the year at June 30.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $1.033 billion at June 30, 2005, or 62.2% of total loans, compared to the $969.2 million, or 61.7% of total loans at December 31, 2004. Construction loans accounted for a $38.1 million increase in real estate loans, while single-family residential loans increased by $17.9 million from December 31, 2004 to June 30, 2005. These increases are primarily due to increased loan demand in various growth areas of Arkansas.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $266.5 million at June 30, 2005, or 16.0% of total loans, compared to $222.0 million, or 14.1% of total loans at December 31, 2004. The commercial loan increase is primarily due to a $20.7 million seasonal increase in agricultural loans and a $20.9 million increase in loans to financial institutions.

The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio
	June 30,	December 31,
(In thousands)	2005	2004
Consumer
Credit cards	$141,398	$155,326
Student loans	75,565	83,283
Other consumer	131,210	128,552
Real Estate
Construction	207,136	169,001
Single family residential	336,404	318,488
Other commercial	489,880	481,728
Commercial
Commercial	161,474	158,613
Agricultural	83,071	62,340
Financial institutions	21,979	1,079
Other	14,220	12,966
Total loans before allowance for loan losses	$1,662,337	$1,571,376

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

At June 30, 2005, impaired loans were $14.3 million compared to $16.6 million at December 31, 2004.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8: Non-performing Assets
	June 30,	December 31,
(In thousands)	2005	2004

Nonaccrual loans	$8,909	$10,918
Loans past due 90 days or more
(principal or interest payments)	1,199	1,085
Total non-performing loans	10,108	12,003

Other non-performing assets
Foreclosed assets held for sale	1,482	1,839
Other non-performing assets	51	83
Total other non-performing assets	1,533	1,922

Total non-performing assets	$11,641	$13,925

Allowance for loan losses to
non-performing loans	267.24%	220.84%
Non-performing loans to total loans	0.61%	0.76%
Non-performing assets to total assets	0.46%	0.58%

There was no interest income on the nonaccrual loans recorded for the six-month periods ended June 30, 2005 and 2004.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9: Allowance for Loan Losses

(In thousands)	2005	2004

Balance, beginning of year	$26,508	$25,347

Loans charged off
Credit card	2,338	2,407
Other consumer	600	1,159
Real estate	342	586
Commercial	1,940	360
Total loans charged off	5,220	4,512

Recoveries of loans previously charged off
Credit card	396	332
Other consumer	291	391
Real estate	77	163
Commercial	802	276
Total recoveries	1,566	1,162
Net loans charged off	3,654	3,350
ABI allowance for loan losses	--	1,108
Provision for loan losses	4,159	4,163
Balance, June 30	$27,013	$27,268

Loans charged off
Credit card		2,182
Other consumer		985
Real estate		677
Commercial		2,049
Total loans charged off		5,893

Recoveries of loans previously charged off
Credit card		388
Other consumer		292
Real estate		114
Commercial		475
Total recoveries		1,269
Net loans charged off		4,624
Provision for loan losses		3,864
Balance, end of year		$26,508

Provision for loan losses

The amount of provision to the allowance during the six-month periods ended June 30, 2005 and 2004, and for the year ended December 31, 2004, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

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

The Company’s allocation of the allowance for loan losses at June 30, 2005 remained relatively consistent with the allocation at December 31, 2004.

While the Company still has some concerns over the uncertainty of the economy and the impact of pricing in the catfish industry in Arkansas, management believes the allowance for loan losses is adequate for the period ended June 30, 2005.

An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10: Allocation of Allowance for Loan Losses
	June 30, 2005		December 31, 2004
	Allowance	% of	Allowance	% of
(In thousands)	Amount	loans*	Amount	loans*

Credit cards	$4,076	8.5%	$4,217	9.9%
Other consumer	1,135	12.4%	1,097	13.5%
Real estate	9,412	62.2%	9,357	61.7%
Commercial	5,350	16.0%	4,820	14.1%
Other	--	0.9%	--	0.8%
Unallocated	7,040		7,017

Total	$27,013	100.0%	$26,508	100.0%

*Percentage of loans in each category to total loans.

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 76 financial centers as of June 30, 2005. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more. As of June 30, 2005, core deposits comprised 81.4% of the Company’s total deposits.

The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, managers in the local markets establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. Although interest rates have been at historical lows and are now steadily rising, the Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, year-to-date internal deposit growth was $67.1 million. More specifically, total deposits as of June 30, 2005, were $2.026 billion versus $1.959 billion on December 31, 2004.

The Company manages its interest expense through deposit pricing. The Company believes that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences accelerated loan demand or other liquidity needs beyond its current projections.

Total time deposits increased approximately $47.9 million as a result of a first quarter 2005 deposit promotion and decreased a net $4.8 million through internal deposit shrinkage, to $939.9 million at June 30, 2005, from $896.8 million at December 31, 2004. Non-interest bearing transaction accounts increased $15.4 million to $308.5 million at June 30, 2005, compared to $293.1 million at December 31, 2004. Interest bearing transaction and savings accounts were $777.8 million at June 30, 2005, a $8.5 million increase compared to $769.3 million on December 31, 2004.

LONG-TERM DEBT

During the six month period ended June 30, 2005, the Company decreased long-term debt by $4.9 million, or 5.2% from December 31, 2004. This decrease is primarily the result of normal pay downs on FHLB long-term advances.

CAPITAL

Overview
At June 30, 2005, total capital reached $238.7 million. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At June 30, 2005, the Company’s equity to asset ratio was 9.43% compared to 9.87% at year-end 2004.

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

During the six-month period ended June 30, 2005, the Company repurchased 47,160 shares of stock under the repurchase plan with a weighted average repurchase price of $24.33 per share. Under the current stock repurchase plan, the Company can repurchase an additional 618,360 shares. During the first quarter, the Company purchased an additional 250,000 shares for $26.00 per share negotiated in a private transaction outside the repurchase plan.

Cash Dividends

The Company declared cash dividends on its common stock of $0.30 per share for the first six months of 2005 compared to $0.28 per share for the first six months of 2004. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2005, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at June 30, 2005 and December 31, 2004, are presented in table 11.

Table 11: Risk-Based Capital
	June 30,	December 31,
(In thousands)	2005	2004

Tier 1 capital
Stockholders’ equity	$238,692	$238,222
Trust preferred securities	30,000	30,000
Intangible assets	(65,452)	(66,283)
Unrealized loss on available-
for-sale securities	1,925	1,124
Other	--	(738)

Total Tier 1 capital	205,165	202,325

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	415	392
Qualifying allowance for loan losses	21,157	19,961

Total Tier 2 capital	21,572	20,353

Total risk-based capital	$226,737	$222,678

Risk weighted assets	$1,686,669	$1,590,37

Assets for leverage ratio	$2,420,348	$2,391,149

Ratios at end of year
Leverage ratio	8.48%	8.46%
Tier 1 capital	12.16%	12.72%
Total risk-based capital	13.44%	14.00%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,”“estimate,”“expect,”“foresee,”“may,”“might,”“will,”“would,”“could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, allowance for loan losses, the effect of certain new accounting standards on the Company’s financial statements, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of pending litigation, acquisition strategy, legal and regulatory limitations and compliance and competition.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At June 30, 2005, undivided profits of the Company's subsidiaries were approximately $128 million, of which approximately $12 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At June 30, 2005, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At June 30, 2005, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 22.0% of total assets, as compared to 23.1% at December 31, 2004.

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

Third, the Company’s affiliate banks have lines of credits available with Federal Home Loan Bank. While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs. Approximately $371 million of these lines of credit are currently available, if needed.

Fourth, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 73% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

The fifth source of liquidity is the ability to access large deposits from both the public and private sector to fund short-term liquidity needs.

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

Table A below presents the Company’s interest rate sensitivity position at June 30, 2005. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A: Interest Rate Sensitivity
	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$71,091	$--	$--	$--	$--	$--	$--	$71,091
Assets held in trading
accounts	4,680	--	--	--	--	--	--	4,680
Investment securities	15,002	7,751	20,980	22,356	131,510	190,282	161,863	549,744
Mortgage loans held for sale	8,361	--	--	--	--	--	--	8,361
Loans	584,973	204,148	148,718	235,711	249,966	222,082	16,739	1,662,337
Total earning assets	684,107	211,899	169,698	258,067	381,476	412,364	178,602	2,296,213

Interest bearing liabilities
Interest bearing transaction
and savings deposits	318,071	--	--	--	91,950	275,849	91,950	777,820
Time deposits	101,162	131,272	204,845	243,640	146,753	112,256	--	939,928
Short-term debt	159,106	--	--	--	--	--	--	159,106
Long-term debt	10,991	1,362	4,994	4,710	13,833	15,459	38,435	89,784
Total interest bearing
liabilities	589,330	132,634	209,839	248,350	252,536	403,564	130,385	1,966,638

Interest rate sensitivity Gap	$94,777	$79,265	$(40,141)	$9,717	$128,940	$8,800	$48,217	$329,575
Cumulative interest rate
sensitivity gap	$94,777	$174,042	$133,901	$143,618	$272,558	$281,358	$329,575
Cumulative rate sensitive asset
to rate sensitive liabilities	116.1%	124.1%	112.2%	119.0%	119.0%	115.3%	116.8%
Cumulative Gap as a % of
earning assets	4.1%	7.6%	5.8%	6.3%	11.9%	12.3%	14.4%

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

Identity(1)	Date of Sale	Number of Shares	Price(2)	Type of Transaction

1 Officer	May, 2005	1,000	10.5625	Incentive Stock Option
5 Officers	June, 2005	1,800	10.5625	Incentive Stock Option
1 Officer	June, 2005	600	12.8335	Incentive Stock Option

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

(c) Issuer Purchases of Equity Securities. The Company made the following purchases of its common stock during the three months ended June 30, 2005:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

April 1 - April 30	9,100	$23.67	9,100	644,920
May 1 - May 31	14,260	23.92	14,260	630,660
June 1 - June 30	12,300	24.84	12,300	618,360
Total	35,660	$24.17	35,660

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual shareholders meeting of the Company was held on April 12, 2005. The matters submitted to the security holders for approval included setting the number of directors at seven (7) and the election of directors.

(b) At the annual meeting, all seven (7) incumbent directors were re-elected by proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, without any solicitation in opposition thereto.

The following table shows the required analysis of the voting by security holders at the annual meeting of shareholders held on April 12, 2005:

Voting of Shares
				Broker
Action	For	Against	Abstain	Non-Votes

Set number of	10,160,611	47,459	58,760	1,742,510
directors
at seven (7)

			Withhold	Broker
Election of Directors:	For	Against	Authority	Non-Votes

William E. Clark	10,154,145	45,594	15,569	1,793,953
Steven A. Cossé	10,160,295	45,594	8,720	1,794,652
Lara F. Hutt, III	10,141,575	45,594	28,140	1,793,952
George A. Makris, Jr.	10,132,145	45,594	37,569	1,793,953
J. Thomas May	10,056,306	45,594	111,209	1,796,152
Harry L. Ryburn	10,141,215	45,594	28,489	1,793,963
Henry F. Trotter, Jr.	10,160,945	45,594	8,769	1,793,953

Item 6. Exhibits

Exhibit No.	Description

3.1
Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004 (File No. 6253)).

3.2
Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 (File No. 6253)).

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

31.1	Rule 13a-14(a)/15d-14(a) Certification - J. Thomas May, Chairman, President and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification - Robert A. Fehlman, Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - J. Thomas May, Chairman, President and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Robert A. Fehlman, Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 3, 2005	/s/ J. Thomas May
J. Thomas May
Chairman, President and
Chief Executive Officer

Date:	August 3, 2005	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Vice President and
Chief Financial Officer