Form 10-Q
period 2005-09-30
SIMMONS FIRST NATIONAL CORP
filed 2005-11-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

870-541-1000
(Registrant's telephone number, including area code)

Not Applicable

    Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

The number of shares outstanding of the registrant’s common stock as of October 24, 2005 was 14,329,603.

SIMMONS FIRST NATIONAL CORPORATION

Part I: Financial Information
Item 1: Consolidated Financial Statements and Condensed Notes to Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

ASSETS

	September 30,	December 31,
(In thousands, except share data)	2005	2004
	(Unaudited)
Cash and non-interest bearing balances due from banks	$83,088	$72,032
Interest bearing balances due from banks	48,206	36,249
Federal funds sold	16,825	45,450
Cash and cash equivalents	148,119	153,731

Investment securities	539,970	542,058
Mortgage loans held for sale	9,417	9,246
Assets held in trading accounts	4,730	4,916
Loans	1,709,371	1,571,376
Allowance for loan losses	(27,329)	(26,508)
Net loans	1,682,042	1,544,868

Premises and equipment	61,354	57,211
Foreclosed assets held for sale, net	2,120	1,839
Interest receivable	18,555	14,248
Bank owned life insurance	32,952	7,316
Goodwill	60,454	60,454
Core deposit premiums	5,207	5,829
Other assets	12,122	12,228

TOTAL ASSETS	$2,577,042	$2,413,944

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
(In thousands, except share data)	2005	2004
	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$305,506	$293,137
Interest bearing transaction accounts and savings deposits	758,906	769,296
Time deposits	983,315	896,762
Total deposits	2,047,727	1,959,195
Federal funds purchased and securities sold
under agreements to repurchase	92,320	104,785
Short-term debt	92,747	2,373
Long-term debt	86,996	94,663
Accrued interest and other liabilities	16,081	14,706
Total liabilities	2,335,871	2,175,722

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized
30,000,000 shares, 14,337,803 issued and outstanding
at 2005 and 14,621,707 at 2004	143	146
Surplus	54,429	62,826
Undivided profits	190,047	176,374
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities,
net of income tax credits of $2,067 at 2005 and $673 at 2004	(3,448)	(1,124)
Total stockholders’ equity	241,171	238,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,577,042	$2,413,944

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$29,225	$24,956	$81,813	$71,490
Federal funds sold	262	140	863	445
Investment securities	4,693	4,494	13,926	12,951
Mortgage loans held for sale	168	159	421	445
Assets held in trading accounts	25	2	74	6
Interest bearing balances due from banks	119	34	418	228
TOTAL INTEREST INCOME	34,492	29,785	97,515	85,565

INTEREST EXPENSE
Deposits	9,046	5,824	23,889	16,942
Federal funds purchased and securities sold
under agreements to repurchase	815	302	2,088	756
Short-term debt	646	94	790	134
Long-term debt	1,113	1,448	3,306	4,351
TOTAL INTEREST EXPENSE	11,620	7,668	30,073	22,183

NET INTEREST INCOME	22,872	22,117	67,442	63,382
Provision for loan losses	1,736	1,932	5,895	6,095

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,136	20,185	61,547	57,287

NON-INTEREST INCOME
Trust income	1,430	1,388	4,164	4,021
Service charges on deposit accounts	4,154	3,928	11,721	10,922
Other service charges and fees	472	536	1,511	1,528
Income on sale of mortgage loans, net of commissions	826	814	2,221	2,610
Income on investment banking, net of commissions	146	101	364	514
Credit card fees	2,619	2,544	7,543	7,371
Premiums on sale of student loans	295	417	1,572	1,867
Bank owned life insurance income	312	23	551	50
Other income	486	633	2,163	1,868
Gain (loss) on sale of securities, net of taxes	--	--	(168)	--
TOTAL NON-INTEREST INCOME	10,740	10,384	31,642	30,751

NON-INTEREST EXPENSE
Salaries and employee benefits	12,703	12,091	38,231	36,176
Occupancy expense, net	1,483	1,431	4,314	4,126
Furniture and equipment expense	1,421	1,445	4,277	4,202
Loss on foreclosed assets	57	49	160	230
Deposit insurance	72	76	214	216
Other operating expenses	5,490	5,468	16,412	15,799
TOTAL NON-INTEREST EXPENSE	21,226	20,560	63,608	60,749

INCOME BEFORE INCOME TAXES	10,650	10,009	29,581	27,289
Provision for income taxes	3,316	3,102	9,444	8,683
NET INCOME	$7,334	$6,907	$20,137	$18,606
BASIC EARNINGS PER SHARE	$0.51	$0.47	$1.40	$1.28
DILUTED EARNINGS PER SHARE	$0.50	$0.47	$1.37	$1.26

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004

	September 30,	September 30,
(In thousands)	2005	2004
OPERATING ACTIVITIES	(Unaudited)
Net income	$20,137	$18,606
Items not requiring (providing) cash
Depreciation and amortization	4,052	4,025
Provision for loan losses	5,895	6,095
Net accretion of investment securities	247	540
Deferred income taxes	(1,227)	2,675
Provision for losses on foreclosed assets	--	35
(Gain) loss on sale of securities, net of taxes	168	--
Cash surrender value of bank owned life insurance	(636)	(191)
Changes in
Interest receivable	(4,307)	(1,888)
Mortgage loans held for sale	(171)	1,058
Assets held in trading accounts	186	(2,059)
Other assets	106	4,731
Accrued interest and other liabilities	4,224	1,799
Income taxes payable	(1,515)	(4,585)
Net cash provided (used) by operating activities	27,159	30,841

INVESTING ACTIVITIES
Net originations of loans	(144,918)	(119,922)
Purchase of branch location, net funds received	--	4,892
Purchase of Alliance Bancorporation, Inc., net	--	(7,835)
Purchase of premises and equipment, net	(7,573)	(6,874)
Proceeds from sale of foreclosed assets	1,568	2,425
Proceeds from sale of securities	1,225	--
Proceeds from maturities of available-for-sale securities	58,757	145,636
Purchases of available-for-sale securities	(60,671)	(166,600)
Proceeds from maturities of held-to-maturity securities	24,071	37,334
Purchases of held-to-maturity securities	(24,140)	(22,162)
Purchases of bank owned life insurance	(25,000)	(2,216)
Net cash provided (used) by investing activities	(176,681)	(135,322)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	88,532	21,818
Net proceeds (repayments) of short-term debt	90,374	6,930
Dividends paid	(6,464)	(6,071)
Proceeds from issuance of long-term debt	1,821	9,050
Repayment of long-term debt	(9,488)	(8,258)
Net increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	(12,465)	(12,524)
Repurchase of common stock, net	(8,400)	(1,562)
Net cash provided (used) by financing activities	143,910	9,383

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,612)	(95,098)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	153,731	201,615
CASH AND CASH EQUIVALENTS, END OF PERIOD	$148,119	$106,517

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2005 and 2004

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (loss)	Profits	Total

Balance, December 31, 2003	$14,102	$35,988	$(286)	$160,191	$209,995
Comprehensive income
Net income	--	--	--	18,606	18,606
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $126	--	--	209	--	209
Comprehensive income					18,815
Stock issued as bonus shares - 2,000 shares	2	50	--	--	52
Change in the par value of common stock	(14,523)	14,523	--	--	--
Stock issued in connection with the merger
of Alliance Bancorporation	545	13,732	--	--	14,277
Exercise of stock options - 42,297 shares	36	591	--	--	627
Securities exchanged under stock option plan	(15)	(442)	--	--	(457)
Repurchase of common stock - 73,456 shares	(1)	(1,783)	--	--	(1,784)
Dividends paid - $0.42 per share	--	--	--	(6,071)	(6,071)

Balance, September 30, 2004 (Unaudited)	146	62,659	(77)	172,726	235,454
Comprehensive income
Net income	--	--	--	5,840	5,840
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credit of $629	--	--	(1,047)	--	(1,047)
Comprehensive income					4,793
Exercise of stock options - 26,700 shares	--	338	--	--	338
Securities exchanged under stock option plan	--	(171)	--	--	(171)
Dividends paid - $0.15 per share	--	--	--	(2,192)	(2,192)

Balance, December 31, 2004	146	62,826	(1,124)	176,374	238,222
Comprehensive income
Net income	--	--	--	20,137	20,137
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credit of $1,394	--	--	(2,324)	--	(2,324)
Comprehensive income					17,813
Stock issued as bonus shares - 5,620 shares	--	141	--	--	141
Exercise of stock options - 80,460 shares	1	1,112	--	--	1,113
Securities exchanged under stock option plan	(1)	(775)	--	--	(776)
Repurchase of common stock - 341,995 shares	(3)	(8,875)	--	--	(8,878)
Dividends paid - $0.45 per share	--	--	--	(6,464)	(6,464)

Balance, September 30, 2005 (Unaudited)	$143	$54,429	$(3,448)	$190,047	$241,171

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

Following is the computation of per share earnings for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income	$7,334	$6,907	$20,137	$18,606

Average common shares outstanding	14,357	14,608	14,386	14,484
Average potential dilutive common shares	297	328	297	328
Average diluted common shares	14,654	14,936	14,683	14,812

Basic earnings per share	$0.51	$0.47	$1.40	$1.28
Diluted earnings per share	$0.50	$0.47	$1.37	$1.26

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30, 2005				December 31, 2004
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$2,007	$1	$(20)	$1,988	$4,020	$12	$(19)	$4,013
U.S. Government
agencies	25,999	1	(329)	25,671	21,500	18	(76)	21,442
Mortgage-backed
securities	197	4	--	201	307	7	(1)	313
State and political
subdivisions	120,424	950	(537)	120,837	122,457	1,617	(390)	123,684
Other securities	2,495	--	--	2,495	2,980	--	--	2,980
	$151,122	$956	$(886)	$151,192	$151,264	$1,654	$(486)	$152,432
Available-for-Sale
U.S. Treasury	$17,490	$--	$(127)	$17,363	$24,218	$3	$(125)	$24,096
U.S. Government
agencies	352,518	53	(6,262)	346,309	343,716	226	(2,856)	341,086
Mortgage-backed
securities	3,469	21	(48)	3,442	3,919	13	(55)	3,877
State and political
subdivisions	3,114	55	--	3,169	4,616	130	--	4,746
Other securities	17,890	675	--	18,565	16,154	1,111	(276)	16,989
	$394,481	$804	$(6,437)	$388,848	$392,623	$1,483	$(3,312)	$390,794

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $395,049,000 at September 30, 2005 and $397,311,000 at December 31, 2004.

The book value of securities sold under agreements to repurchase amounted to $73,581,000 and $68,515,000 for September 30, 2005 and December 31, 2004, respectively.

Income earned on securities for the nine months ended September 30, 2005 and 2004, is as follows:

(In thousands)	2005	2004

Taxable
Held-to-maturity	$773	$1,101
Available-for-sale	9,542	8,067
Non-taxable
Held-to-maturity	3,460	3,600
Available-for-sale	151	183

Total	$13,926	$12,951

Maturities of investment securities at September 30, 2005 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$19,768	$19,767	$58,940	$58,423
After one through five years	62,517	62,385	246,717	241,867
After five through ten years	64,231	64,396	69,107	68,162
After ten years	3,041	3,078	1,826	1,831
Other securities	1,565	1,566	17,891	18,565
Total	$151,122	$151,192	$394,481	$388,848

Gross realized losses of $275,000 and $0 were recognized for the nine-month periods ended September 30, 2005 and 2004, respectively. There were no realized gains over the same periods.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories are summarized as follows:

	September 30,	December 31,
(In thousands)	2005	2004

Consumer
Credit cards	$138,077	$155,326
Student loans	89,759	83,283
Other consumer	136,626	128,552
Real Estate
Construction	227,063	169,001
Single family residential	338,458	318,488
Other commercial	462,978	481,728
Commercial
Commercial	177,682	158,613
Agricultural	105,107	62,340
Financial institutions	21,219	1,079
Other	12,402	12,966
Total loans before allowance for loan losses	$1,709,371	$1,571,376

As of September 30, 2005, credit card loans, which are unsecured, were $138,077,000 or 8.1% of total loans versus $155,326,000 or 9.9% of total loans at December 31, 2004. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At September 30, 2005 and December 31, 2004, impaired loans totaled $16,869,000 and $16,606,000, respectively. All impaired loans had either specific or general allocations within the allowance for loan losses. Allocations of the allowance for loan losses relative to impaired loans at September 30, 2005, were $4,060,000 and $4,125,000 at December 31, 2004. Approximately $313,000 and $268,000 of interest income were recognized on average impaired loans of $15,984,000 and $19,520,000 as of September 30, 2005 and 2004, respectively. Interest recognized on impaired loans on a cash basis during the first nine months of 2005 and 2004 was immaterial.

Transactions in the allowance for loan losses are as follows:

	September 30,	December 31,
(In thousands)	2005	2004

Balance, beginning of year	$26,508	$25,347
Additions
ABI allowance for loan losses	--	1,108
Provision charged to expense	5,895	6,095
	32,403	32,550
Deductions
Losses charged to allowance, net of recoveries
of $3,305 and $1,582 for the first nine months of
2005 and 2004, respectively	5,074	4,948

Balance, September 30	$27,329	27,602

Additions
Provision charged to expense		1,932

Deductions
Losses charged to allowance, net of recoveries
of $849 for the last three months of 2004		3,026

Balance, end of year		$26,508

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at September 30, 2005 and December 31, 2004, were as follows:

	September 30,	December 31,
(In thousands)	2005	2004

Gross carrying amount	$7,216	$7,216
Accumulated amortization	(2,009)	(1,387)

Net core deposit premiums	$5,207	$5,829

Core deposit premium amortization expense recorded for the nine months ended September 30, 2005 and 2004, was $622,000 and $584,000, respectively. The Company’s estimated amortization expense for the remainder of 2005 is $208,000, and for each of the following four years is: 2006 - $827,000; 2007 - $815,000; 2008 - $804,000 and 2009 - $799,000.

NOTE 6: TIME DEPOSITS

Time deposits include approximately $415,302,000 and $356,926,000 of certificates of deposit of $100,000 or more at September 30, 2005 and December 31, 2004 respectively.

NOTE 7: INCOME TAXES

The provision for income taxes is comprised of the following components:

	September 30,	September 30,
(In thousands)	2005	2004

Income taxes currently payable	$10,671	$6,008
Deferred income taxes	(1,227)	2,675
Provision for income taxes	$9,444	$8,683

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are shown below:

	September 30,	December 31,
(In thousands)	2005	2004

Deferred tax assets
Allowance for loan losses	$8,398	$8,028
Valuation of foreclosed assets	189	189
Deferred compensation payable	1,029	989
FHLB advances	117	168
Vacation compensation	709	689
Loan interest	241	242
Available-for-sale securities	2,067	673
Other	294	202
Total deferred tax assets	13,044	11,180

Deferred tax liabilities
Accumulated depreciation	(520)	(866)
Deferred loan fee income and expenses, net	(656)	(503)
FHLB stock dividends	(824)	(758)
Goodwill and core deposit premium amortization	(2,619)	(2,655)
Other	(2,487)	(627)
Total deferred tax liabilities	(7,106)	(5,409)

Net deferred tax assets included in other
assets on balance sheets	$5,938	$5,771

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	September 30,	September 30,
(In thousands)	2005	2004

Computed at the statutory rate (35%)	$10,353	$9,551

Increase (decrease) resulting from:
Tax exempt income	(1,422)	(1,496)
Other differences, net	513	628

Actual tax provision	$9,444	$8,683

NOTE 8: SHORT-TERM AND LONG-TERM DEBT

Long-term debt at September 30, 2005 and December 31, 2004, consisted of the following components:

	September 30,	December 31,
(In thousands)	2005	2004

Note Payable, due 2007, at a floating rate of
0.90% above the 30 day LIBOR rate, reset
monthly, unsecured	$4,000	$6,000
FHLB advances, due 2004 to 2023, 1.02% to 8.41%
secured by residential real estate loans	52,066	57,733
Trust preferred securities, due 2033,
fixed at 8.25%, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
floating rate of 2.80% above the three-month LIBOR
rate, reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
fixed rate of 6.97% during the first seven years
and at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, thereafter, callable
in 2010 without penalty	10,310	10,310

	$86,996	$94,663

At September 30, 2005 the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $91.3 million with a weighted average rate of 3.66% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at September 30, 2005, are:

		Annual
(In thousands)	Year	Maturities

	2005	$3,055
	2006	13,188
	2007	11,440
	2008	7,164
	2009	5,396
	Thereafter	46,753

	Total	$86,996

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

NOTE 11: UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At September 30, 2005, the bank subsidiaries had approximately $14 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of September 30, 2005, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's “total risk-based capital” ratio was 13.23% at September 30, 2005.

NOTE 12: STOCK OPTIONS AND RESTRICTED STOCK

At September 30, 2005, the Company had stock options outstanding of 634,310 shares and stock options exercisable of 568,173 shares. During the first nine months of 2005, there were 80,460 shares issued upon exercise of stock options, options for 900 shares were forfeited or expired and 39,770 additional stock options of the Company were granted. Also, 5,620 additional shares of common stock of the Company were granted and issued as bonus shares of restricted stock, during the first nine months of 2005.

NOTE 13: ADDITIONAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
(In thousands)	2005	2004

Interest paid	$29,019	$22,137
Income taxes paid	$9,732	$8,770

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

NOTE 15: COMMITMENTS AND CREDIT RISK

The Company grants agri-business, commercial and residential loans to customers throughout Arkansas, along with credit card loans to customers throughout the United States. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At September 30, 2005, the Company had outstanding commitments to extend credit aggregating approximately $202,281,000 and $447,188,000 for credit card commitments and other loan commitments, respectively. At December 31, 2004, the Company had outstanding commitments to extend credit aggregating approximately $188,399,000 and $339,866,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $14,926,000 and $16,684,000 at September 30, 2005 and December 31, 2004, respectively, with terms ranging from 90 days to three years. At September 30, 2005 and December 31, 2004 the Company’s deferred revenue under standby letter of credit agreements is approximately $139,000 and $85,000, respectively.

NOTE 16: SUBSEQUENT EVENTS

On November 1, 2005, the Company completed the branch purchase in which Bank of Little Rock sold its Southwest Little Rock, Arkansas location at 8500 Geyer Springs Road to Simmons First National Bank, a subsidiary of the Company. The acquisition included approximately $2.4 million in total deposits in addition to the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional core deposit premiums of approximately $30,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2005, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and stockholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
Date: October 26, 2005

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Simmons First National Corporation recorded earnings of $7,334,000, or $0.50 diluted earnings per share for the third quarter of 2005, compared to earnings of $6,907,000, or $0.47 diluted earnings per share for same period in 2004. This represents a $427,000, or 6.2% increase in the third quarter 2005 earnings over 2004. From September 30, 2004 to September 30, 2005, quarterly diluted earnings per share increased by $0.03, or 6.4%. Annualized return on average assets and annualized return on average stockholders’ equity for the three-month period ended September 30, 2005, was 1.15% and 12.05%, compared to 1.14% and 11.79%, respectively, for the same period in 2004. On a quarter over quarter basis, the increase in earnings is primarily the result of continued loan growth, an increase in non-interest income, disciplined expense control, and a reduced provision for loan losses resulting from improvements in asset quality.

Earnings for the nine-month period ended September 30, 2005, were $20,137,000, or $1.37 per diluted share. These earnings reflect an increase of $1.5 million, or $0.11 per share, when compared to the nine-month period ended September 30, 2004, earnings of $18,606,000, or $1.26 per diluted share. Annualized return on average assets and annualized return on average stockholders’ equity for the nine-month period ended September 30, 2005, were 1.08% and 11.29%, compared to 1.06% and 10.98%, respectively, for the same period in 2004.

Asset quality strengthened through September 30, 2005, continuing the trend of the past several quarters. Non-performing assets decreased by $2.2 million from December 31, 2004, a 16.2% decrease. The non-performing assets ratio fell to 68 basis points at September 30, 2005, from 89 basis points at December 31, 2004, a 21 basis point improvement. Non-performing loans to total loans improved to 55 basis points at the end of the quarter, compared to 76 basis points at December 31, 2004. The allowance for loan losses improved to 289% of non-performing loans as of September 30, 2005, compared to 221% as of December 31, 2004. At September 30, 2005, the allowance for loan losses equaled 1.60% of total loans, compared to 1.69% at December 31, 2004.

The annualized net charge-off ratio for the third quarter of 2005 was 33 basis points. Excluding credit cards, the annualized net charge-off ratio was 13 basis points. The credit card annualized net charge-offs as a percent of the credit card portfolio was 2.65% for the quarter ended September 30, 2005, approximately 300 basis points below the most recently reported industry average of 5.87%.

Total assets for the Company at September 30, 2005, were $2.577 billion, an increase of $163.1 million from the same figure at December 31, 2004. Stockholders’ equity at the end of the third quarter of 2005 was $241.2 million, a $2.9 million, or 1.2%, increase from December 31, 2004.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 79 offices, of which 77 are financial centers, located in 44 communities.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. Financial Accounting Standards Board Statement No. 142 and No. 147 eliminated the amortization for these assets as of January 1, 2002. While goodwill is not amortized, impairment testing of goodwill is performed annually, or more frequently if certain conditions occur. The Company did not record impairment of goodwill in 2005 or 2004.

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

ACQUISITIONS

On November 1, 2005, the Company completed the branch purchase in which Bank of Little Rock sold its Southwest Little Rock, Arkansas location at 8500 Geyer Springs Road to Simmons First National Bank, a subsidiary of the Company. The acquisition included approximately $2.4 million in total deposits in addition to the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional core deposit premiums of approximately $30,000.

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

NET INTEREST INCOME

Overview

Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (37.5% for September 30, 2005 and 2004).

Net Interest Income Quarter-to-Date Analysis

For the three-month period ended September 30, 2005, net interest income on a fully taxable equivalent basis was $23.7 million, an increase of $738,000, or 3.2%, from the same period in 2004. The increase in net interest income was the result of a $4.7 million increase in interest income offset by a $4.0 million increase in interest expense.

The $4.7 million increase in interest income primarily is the result of a $97 million increase in average interest earning assets due to internal growth, as well as a 56 basis point increase in yield on earning assets associated with the higher interest rate environment. The growth in average interest earning assets resulted in a $1.7 million improvement in interest income. The growth in average loans accounted for a $1.8 million increase, offset by lower averages in other interest earning assets. The higher interest rates accounted for a $3.0 million increase in interest income. The most significant component of this increase was the $2.4 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 75% of the Company’s loan portfolio reprices in one year or less. As a result of this repricing, the average rate paid on the loan portfolio increased 56 basis points from 6.32% to 6.88%.

The $4.0 million increase in interest expense is the result of a $109.9 million increase in average interest bearing liabilities generated through internal growth, coupled with a 70 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment. The higher level of average interest bearing liabilities resulted in a $501,000 increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $69.7 million from internal deposit growth and $63.0 million from fed funds sold and short-term debt, offset by a $22.8 million reduction in average long-term debt due primarily to the payoff of $17.3 million of trust preferred securities in December of 2004. The higher interest rates accounted for a $3.5 million increase in interest expense. The most significant component of this increase was the $2.2 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 85% of the Company’s time deposits reprice in one year or less. As a result of this repricing, the average rate paid on time deposits increased 90 basis points from 2.02% to 2.92%.

Net Interest Income Year-to-Date Analysis

For the nine-month period ended September 30, 2005, net interest income on a fully taxable equivalent basis was $69.9 million, an increase of $4.1 million, or 6.2%, from the same period in 2004. The increase in net interest income was the result of a $12.0 million increase in interest income offset by a $7.9 million increase in interest expense.

The $12.0 million increase in interest income primarily is the result of a $106.0 million increase in average interest earning assets due to internal growth, as well as a 44 basis point increase in yield on earning assets associated with the higher interest rate environment. The growth in average interest earning assets resulted in a $5.8 million improvement in interest income. The growth in average loans accounted for $5.7 million of this increase. The higher interest rates accounted for a $6.2 million increase in interest income. The most significant component of this increase was the $4.6 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 75% of the Company’s loan portfolio reprices in one year or less. As a result of this repricing, the average rate paid on the loan portfolio increased 37 basis points from 6.33% to 6.70%.

The $7.9 million increase in interest expense is the result a $111.3 million increase in average interest bearing liabilities generated through internal growth, coupled with a 45 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment. The higher level of average interest bearing liabilities resulted in an $832,000 increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $100.1 million from internal deposit growth and $30.5 million from fed funds purchased and short-term debt, offset by a $19.3 million reduction in average long-term debt due primarily to the payoff of $17.3 million of trust preferred securities in December of 2004. The higher interest rates accounted for a $7.1 million increase in interest expense. The most significant component of this increase was the $4.1 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 85% of the Company’s time deposits reprice in one year or less. As a result of this repricing, the average rate paid on time deposits increased 59 basis points from 2.02% to 2.61%.

Net Interest Margin

The Company’s net interest margin decreased 6 basis points to 4.10% for the three-month period ended September 30, 2005, when compared to 4.16% for the same period in 2004. The slight compression in margin was primarily driven by an increase in cost of funds resulting from competitive pressures in deposit repricing. This increase in the cost of funds was mitigated somewhat by growth in the loan portfolio and a reduction in interest expense associated with the December 31, 2004 prepayment of $17.3 million of trust preferred securities.

The Company believes that several factors have contributed to the decline in net interest margin, including the increase in the Fed Funds target rate, increasing competitive pressures, and the flattening of the yield curve.

The Company’s net interest margin increased 6 basis points to 4.14% for the nine-month period ended September 30, 2005, when compared to 4.08% for the same period in 2004. The increase in net interest margin can be primarily attributed to the continued growth in the commercial and real estate loan portfolios, combined with the reduction in interest expense resulting from the December 31, 2004 prepayment of $17.3 million of trust preferred securities.

Although, on a year to date basis, the Company’s net interest margin increased from last year, there were primarily two factors that had a negative impact on the margin. First, one of the higher yielding products, credit card loans, decreased approximately $14.1 million from September 30, 2004 to September 30, 2005, resulting in margin compression. Second, the Company experienced an increase in the cost of funds resulting from competitive pressures in deposit repricing.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2005 versus September 30, 2004.

Table 1: Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Interest income	$34,492	$29,785	$97,515	$85,565
FTE adjustment	803	820	2,445	2,398

Interest income - FTE	35,295	30,605	99,960	87,963
Interest expense	11,620	7,668	30,073	22,183

Net interest income - FTE	$23,675	$22,937	$69,887	$65,780

Yield on earning assets - FTE	6.11%	5.55%	5.90%	5.46%
Cost of interest bearing liabilities	2.34%	1.64%	2.08%	1.63%
Net interest spread - FTE	3.77%	3.91%	3.84%	3.83%
Net interest margin - FTE	4.10%	4.16%	4.14%	4.08%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2005 vs. 2004	2005 vs. 2004

Increase due to change in earning assets	$1,677	$5,766
Increase due to change in earning asset yields	3,013	6,231
Decrease due to change in interest bearing liabilities	(501)	(832)
Decrease due to change in interest rates paid on interest bearing liabilities	(3,451)	(7,058)
Increase in net interest income	$738	$4,107

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2005 and 2004. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$16,384	$119	2.88	$13,817	$34	0.98
Federal funds sold	29,375	262	3.54	36,389	140	1.53
Investment securities - taxable	419,204	3,503	3.32	426,355	3,202	2.99
Investment securities - non-taxable	122,030	1,904	6.19	130,773	2,021	6.15
Mortgage loans held for sale	11,395	168	5.85	10,211	159	6.19
Assets held in trading accounts	4,711	25	2.11	236	2	3.37
Loans	1,689,883	29,314	6.88	1,577,821	25,047	6.32
Total interest earning assets	2,292,982	35,295	6.11	2,195,602	30,605	5.55
Non-earning assets	241,732			206,986
Total assets	$2,534,714			$2,402,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$751,877	$2,015	1.06	$740,559	$1,269	0.68
Time deposits	956,558	7,031	2.92	898,202	4,555	2.02
Total interest bearing deposits	1,708,435	9,046	2.10	1,638,761	5,824	1.41
Federal funds purchased and securities sold under agreement to repurchase	92,508	815	3.50	91,950	302	1.31
Other borrowed funds
Short-term debt	82,463	646	3.11	19,967	94	1.87
Long-term debt	88,242	1,113	5.00	111,025	1,448	5.19
Total interest bearing liabilities	1,971,648	11,620	2.34	1,861,703	7,668	1.64
Non-interest bearing liabilities
Non-interest bearing deposits	303,387			292,578
Other liabilities	18,120			15,263
Total liabilities	2,293,155			2,169,544
Stockholders’ equity	241,559			233,044
Total liabilities and stockholders’ equity	$2,534,714			$2,402,588
Net interest spread			3.77			3.91
Net interest margin		$23,675	4.10		$22,937	4.16

	Nine Months Ended September 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$22,324	$418	2.49	$35,946	$228	0.85
Federal funds sold	38,768	863	2.97	55,211	445	1.08
Investment securities - taxable	429,258	10,316	3.20	410,123	9,169	2.99
Investment securities - non-taxable	122,857	5,801	6.29	126,284	5,905	6.25
Mortgage loans held for sale	9,794	421	5.73	10,223	445	5.81
Assets held in trading accounts	4,549	74	2.17	531	6	1.51
Loans	1,630,995	82,067	6.70	1,514,252	71,765	6.33
Total interest earning assets	2,258,545	99,960	5.90	2,152,570	87,963	5.46
Non-earning assets	226,599			198,423
Total assets	$2,485,144			$2,350,993

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$767,160	$5,508	0.96	$717,643	$3,496	0.65
Time deposits	939,464	18,381	2.61	888,852	13,446	2.02
Total interest bearing deposits	1,706,624	23,889	1.86	1,606,495	16,942	1.41

Federal funds purchased and securities sold under agreement to repurchase	99,673	2,088	2.79	90,206	756	1.12
Other borrowed funds
Short-term debt	32,629	790	3.23	11,626	134	1.54
Long-term debt	90,865	3,306	4.85	110,131	4,351	5.28
Total interest bearing liabilities	1,929,791	30,073	2.08	1,818,458	22,183	1.63
Non-interest bearing liabilities
Non-interest bearing deposits	300,430			290,019
Other liabilities	16,380			16,248
Total liabilities	2,246,601			2,124,725
Stockholders’ equity	238,543			226,268
Total liabilities and stockholders’ equity	$2,485,144			$2,350,993
Net interest spread			3.84			3.83
Net interest margin		$69,887	4.14		$65,780	4.08

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2005, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005 over 2004			2005 over 2004
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$7	$78	$85	$(113)	$303	$190
Federal funds sold	(32)	154	122	(167)	585	418
Investment securities - taxable	(55)	356	301	440	706	1,146
Investment securities - non-taxable	(136)	19	(117)	(161)	57	(104)
Mortgage loans held for sale	18	(9)	9	(18)	(6)	(24)
Assets held in trading accounts	24	(1)	23	63	5	68
Loans	1,851	2,416	4,267	5,722	4,581	10,303

Total	1,677	3,013	4,690	5,766	6,231	11,997

Interest expense
Interest bearing transaction and savings accounts	19	727	746	255	1,756	2,011
Time deposits	313	2,163	2,476	803	4,133	4,936
Federal funds purchased and securities sold under agreements to repurchase	2	511	513	87	1,245	1,332
Other borrowed funds
Short-term debt	455	97	552	407	249	656
Long-term debt	(288)	(47)	(335)	(720)	(325)	(1,045)

Total	501	3,451	3,952	832	7,058	7,890
Increase (decrease) in net interest income	$1,176	$(438)	$738	$4,934	$(827)	$4,107

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The level of provision to the allowance is based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience. It is management's practice to review the allowance on a quarterly basis to determine the level of provision made to the allowance after considering the factors noted above.

The provision for the three-month period ended September 30, 2005, was $1.7 million, compared to the $1.9 million for the three-month period ended September 30, 2004. The provision for the nine-month period ended September 30, 2005, was $5.9 million, compared to the $6.1 million for the nine-month period ended September 30, 2004. While the 2005 provision amounts are comparable to 2004, the decreases reflect the Company’s overall improvement in asset quality ratios offset by the growth in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income was $10.7 million for the three-month period ended September 30, 2005, compared to $10.4 million for the same period in 2004. For the nine-months ended September 30, 2005, non-interest income was $31.6 million compared to the $30.8 reported for the same period ended September 30, 2004. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, as well as changes in 2005 from 2004.

Table 5: Non-Interest Income

	Three Months Ended Sept. 30,		2005 Change from		Nine Months Ended Sept. 30,		2005 Change from
(In thousands)	2005	2004	2004		2005	2004	2004

Trust income	$1,430	$1,388	$42	3.02%	$4,164	$4,021	$143	3.56%
Service charges on deposit accounts	4,154	3,928	226	5.75	11,721	10,922	799	7.31
Other service charges and fees	472	536	(64)	(11.94)	1,511	1,528	(17)	(1.11)
Income on sale of mortgage loans, net of commissions	826	814	13	1.60	2,221	2,610	(389)	(14.90)
Income on investment banking, net of commissions	146	101	45	44.55	364	514	(150)	(29.18)
Credit card fees	2,619	2,544	75	2.95	7,543	7,371	172	2.33
Premiums on sale of student loans	295	417	(122)	(29.26)	1,572	1,867	(295)	(15.80)
Bank owned life insurance income	312	23	289	1125.65	551	50	501	1100.20
Other income	486	633	(148)	(23.38)	2,163	1,868	295	15.79
Gain (loss) on sale of securities, net of taxes	--	--	--		(168)	--	(168)	(100.00)

Total non-interest income	$10,740	$10,384	$356	3.43%	$31,642	$30,751	$891	2.90%

Recurring fee income for the three-month period ended September 30, 2005, was $8.7 million, an increase of $279,000, or 3.3% from the three-month period ended September 30, 2004. Recurring fee income for the nine-month period ended September 30, 2005, was $24.9 million, an increase of $1.1 million, or 4.6% from the nine-month period ended September 30, 2004. For the three-month period ended September 30, 2005, service charges on deposit accounts increased by $226,000 from the September 30, 2004 level, a 5.7% increase. For the nine-month period ended September 30, 2005, service charges on deposit accounts increased by $799,000 from the September 30, 2004 level, a 7.3% increase. The increase in service charges on deposit accounts for 2005 can be primarily attributed to normal growth in transaction accounts and improvement in the fee structure associated with the Company’s deposit accounts.

Premiums on sale of student loans were $295,000 for the quarter ended September 30, 2005, a decrease of $122,000, or 29.2% from the quarter ended September 30, 2004. Premiums on sale of student loans were $1.6 million for the nine-month period ended September 30, 2005, a decrease of $295,000, or 15.8% from the same period in 2004. These decreases were due to accelerated student loan sales in 2004 due to competitive pressures from consolidation lenders. As expected, student loan sales have returned to a more normal level in 2005.

During the three and nine-month periods ended September 30, 2005, income on the sale of mortgage loans increased $13,000 or 1.6% and decreased $389,000 or 14.9% from the same periods, respectively, during 2004. During the three and nine-month periods ended September 30, 2005, income on investment banking increased $45,000 or 44.5% and decreased $150,000 or 29.2% from the same periods, respectively, during 2004. These year-to-date 2005 decreases were primarily the result of a reduced demand for those products due to the rising interest rate environment.

On April 29, 2005, the Company invested an additional $25 million in Bank Owned Life Insurance (“BOLI”). BOLI income increased by $289,000 and $501,000, respectively, for the three and nine-months ended September 30, 2005, compared to the same periods in 2004. These increases were almost entirely attributable to this purchase.

During the quarter ended June 30, 2005, the Company sold certain available-for-sale investment securities obtained in a prior acquisition that did not fit its current investment portfolio strategy. As a result of this liquidation, the Company recognized an after-tax loss on sale of securities of $168,000 for the nine-months ended September 30, 2005. There were no gains or losses on sale of securities during the same period of 2004.

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

Non-interest expense for the three-month and nine-month periods ended September 30, 2005, was $21.2 million and $63.6 million, an increase of $666,000 or 3.2% and $2.9 million or 4.7%, respectively, from the same periods in 2004. These increases are primarily the result of an increase in normal ongoing operating expenses and the additional operating expenses associated with the first quarter 2004 acquisition.

Table 6 below shows non-interest expense for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, as well as changes in 2005 from 2004.

Table 6: Non-Interest Expense

	Three Months Ended Sept. 30		2005 Change from		Nine Months Ended Sept. 30		2005 Change from
(In thousands)	2005	2004	2004		2005	2004	2004

Salaries and employee benefits	$12,703	$12,091	$612	5.06%	$38,231	$36,176	$2,055	5.68%
Occupancy expense, net	1,483	1,431	52	3.63	4,314	4,126	188	4.56
Furniture and equipment expense	1,421	1,445	(24)	(1.66)	4,277	4,202	75	1.78
Loss on foreclosed assets	57	49	8	16.33	160	230	(70)	(30.43)
Other operating expenses
Professional services	512	560	(48)	(8.57)	1,655	1,542	113	7.33
Postage	555	572	(17)	(2.97)	1,693	1,710	(17)	(0.99)
Telephone	442	489	(47)	(9.61)	1,328	1,329	(1)	(0.08)
Credit card expenses	741	591	150	25.38	2,003	1,774	229	12.91
Operating supplies	399	339	60	17.70	1,190	1,137	53	4.66
FDIC insurance	72	76	(4)	(5.26)	214	216	(2)	(0.93)
Amortization of intangibles	207	203	4	1.97	622	579	43	7.43
Other expense	2,634	2,714	(80)	(2.95)	7,921	7,728	193	2.50
Total non-interest expense	$21,226	$20,560	$666	3.24%	$63,608	$60,749	$2,859	4.71%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.631 billion and $1.514 billion during the first nine months of 2005 and 2004, respectively. As of September 30, 2005, total loans were $1.709 billion, an increase of $138.0 million from December 31, 2004. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $364.5 million at September 30, 2005, or 21.3% of total loans, compared to $367.2 million, or 23.4% of total loans at December 31, 2004. The consumer loan decrease from December 31, 2004 to September 30, 2005 is the result of the Company’s lower credit card portfolio.

As a general rule, the Company’s credit card portfolio experiences seasonal fluctuations, reaching its highest level during the fourth quarter. However, the Company continues to experience significant competitive pressure from the credit card industry. Over the last two years, the credit card portfolio has decreased by approximately $10 million per year. In order to reverse this trend, the Company has introduced new initiatives to make the product more competitive. The primary initiative is to move as many qualifying accounts as possible from a standard VISA product to a Platinum VISA Rewards product. The Platinum card compares favorably with similar products in the market, carries a low fixed interest rate of 8.95%, and offers customers competitive rewards based on their purchases. The Company has converted over 9,400 accounts, or approximately 35% of the targeted accounts, to the Platinum card. In addition, the rewards program for the Platinum card has been expanded beyond air miles. As a result, there has been an increase in volume from the expanded rewards program, which, in turn, is having a positive impact on fee income.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $1.028 billion at September 30, 2005, or 60.2% of total loans, compared to the $969.2 million, or 61.7% of total loans at December 31, 2004. Construction loans accounted for $58.1 million of the increase in real estate loans, while single-family residential loans increased by $20.0 million from December 31, 2004 to September 30, 2005. These increases are primarily due to increased loan demand in various growth areas of Arkansas.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $304.0 million at September 30, 2005, or 17.8% of total loans, compared to $222.0 million, or 14.1% of total loans at December 31, 2004. The commercial loan increase is primarily due to a $42.8 million seasonal increase in agricultural loans, a $20.1 million increase in loans to financial institutions, and a $19.1 million increase in other commercial loans.

The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	September 30,	December 31,
(In thousands)	2005	2004
Consumer
Credit cards	$138,077	$155,326
Student loans	89,759	83,283
Other consumer	136,626	128,552
Real Estate
Construction	227,063	169,001
Single family residential	338,458	318,488
Other commercial	462,978	481,728
Commercial
Commercial	177,682	158,613
Agricultural	105,107	62,340
Financial institutions	21,219	1,079
Other	12,402	12,966
Total loans before allowance for loan losses	$1,709,371	$1,571,376

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

At September 30, 2005, impaired loans were $16.9 million compared to $16.6 million at December 31, 2004.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8: Non-performing Assets
	September 30,	December 31,
(In thousands)	2005	2004

Nonaccrual loans	$8,288	$10,918
Loans past due 90 days or more (principal or interest payments)	1,181	1,085
Total non-performing loans	9,469	12,003

Other non-performing assets
Foreclosed assets held for sale	2,120	1,839
Other non-performing assets	78	83
Total other non-performing assets	2,198	1,922

Total non-performing assets	$11,667	$13,925

Allowance for loan losses to non-performing loans	288.63%	220.84%
Non-performing loans to total loans	0.55%	0.76%
Non-performing assets to total assets	0.45%	0.58%
Non-performing assets ratio*	0.68%	0.89%

*(Non-performing loans + foreclosed assets) / (total loans + foreclosed assets)

There was no interest income on the nonaccrual loans recorded for the nine-month periods ended September 30, 2005 and 2004.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9: Allowance for Loan Losses

(In thousands)	2005	2004

Balance, beginning of year	$26,508	$25,347

Loans charged off
Credit card	3,495	3,583
Other consumer	941	1,577
Real estate	786	845
Commercial	3,157	525
Total loans charged off	8,379	6,530

Recoveries of loans previously charged off
Credit card	640	514
Other consumer	505	516
Real estate	205	202
Commercial	1,955	350
Total recoveries	3,305	1,582
Net loans charged off	5,074	4,948
ABI allowance for loan losses	--	1,108
Provision for loan losses	5,895	6,095
Balance, September 30	$27,329	$27,602

Loans charged off
Credit card		1,006
Other consumer		567
Real estate		418
Commercial		1,884
Total loans charged off		3,875

Recoveries of loans previously charged off
Credit card		206
Other consumer		167
Real estate		75
Commercial		401
Total recoveries		849
Net loans charged off		3,026
Provision for loan losses		1,932
Balance, end of year		$26,508

Provision for loan losses

The amount of provision to the allowance during the nine-month periods ended September 30, 2005 and 2004, and for the year ended December 31, 2004, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience. It is management's practice to review the allowance on a quarterly basis to determine the level of provision made to the allowance after considering the factors noted above.

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

The Company’s allocation of the allowance for loan losses at September 30, 2005 remained relatively consistent with the allocation at December 31, 2004.

While the Company has some concerns over the uncertainty of the economy and the impact of pricing in the catfish and timber industries in Arkansas, management believes the allowance for loan losses is adequate for the period ended September 30, 2005.

An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10: Allocation of Allowance for Loan Losses

	Sept. 30, 2005		December 31, 2004
	Allowance	% of	Allowance	% of
(In thousands)	Amount	loans*	Amount	loans*

Credit cards	$3,991	8.1%	$4,217	9.9%
Other consumer	1,152	13.2%	1,097	13.5%
Real estate	9,480	60.2%	9,357	61.7%
Commercial	6,316	17.8%	4,820	14.1%
Other	--	0.7%	--	0.8%
Unallocated	6,390		7,017

Total	$27,329	100.0%	$26,508	100.0%

*Percentage of loans in each category to total loans.

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 77 financial centers as of September 30, 2005. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more. As of September 30, 2005, core deposits comprised 79.7% of the Company’s total deposits.

The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, managers in the local markets establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet each affiliate bank’s respective funding requirements. Although interest rates have been at historical lows and are now steadily rising, the Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, year-to-date internal deposit growth was $88.5 million. More specifically, total deposits as of September 30, 2005, were $2.048 billion versus $1.959 billion on December 31, 2004.

The Company manages its interest expense through deposit pricing. The Company believes that additional funds can be attracted and deposit growth can be accelerated through promotion and deposit pricing if it experiences accelerated loan demand or other liquidity needs beyond its current projections.

Total time deposits increased approximately $49.0 million as a result of a first quarter 2005 deposit promotion and increased $37.5 million through internal deposit growth, to $983.3 million at September 30, 2005, from $896.8 million at December 31, 2004. Non-interest bearing transaction accounts increased $12.4 million to $305.5 million at September 30, 2005, compared to $293.1 million at December 31, 2004. Interest bearing transaction and savings accounts were $758.9 million at September 30, 2005, a $10.4 million increase compared to $769.3 million on December 31, 2004.

LONG-TERM DEBT

During the nine month period ended September 30, 2005, the Company decreased long-term debt by $7.7 million, or 8.1% from December 31, 2004. This decrease is primarily attributable to the Company’s annual $2.0 million payment on its note payable along with scheduled principal pay downs on FHLB long-term advances.

CAPITAL

Overview

At September 30, 2005, total capital reached $241.2 million. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At September 30, 2005, the Company’s equity to asset ratio was 9.36% compared to 9.87% at year-end 2004.

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

During the nine-month period ended September 30, 2005, the Company repurchased 91,995 shares of stock under the repurchase plan with a weighted average repurchase price of $25.82 per share. Under the current stock repurchase plan, the Company can repurchase an additional 573,525 shares. During the first quarter, the Company purchased an additional 250,000 shares for $26.00 per share negotiated in a private transaction outside the repurchase plan.

Cash Dividends

The Company declared cash dividends on its common stock of $0.45 per share for the first nine months of 2005 compared to $0.42 per share for the first nine months of 2004. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2005, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at September 30, 2005 and December 31, 2004, are presented in table 11.

Table 11: Risk-Based Capital
	September 30,	December 31
(In thousands)	2005	2004

Tier 1 capital
Stockholders’ equity	$241,171	$238,222
Trust preferred securities	30,000	30,000
Intangible assets	(65,271)	(66,283)
Unrealized loss on available-for-sale securities	3,448	1,124
Other	--	(738)

Total Tier 1 capital	209,348	202,325

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	357	392
Qualifying allowance for loan losses	21,952	19,961

Total Tier 2 capital	22,309	20,353

Total risk-based capital	$231,657	$222,678

Risk weighted assets	$1,750,783	$1,590,373

Assets for leverage ratio	$2,473,854	$2,391,149

Ratios at end of period
Leverage ratio	8.46%	8.46%
Tier 1 capital	11.96%	12.72%
Total risk-based capital	13.23%	14.00%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At September 30, 2005, undivided profits of the Company's subsidiaries were approximately $131 million, of which approximately $14 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At September 30, 2005, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At September 30, 2005, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 21.4% of total assets, as compared to 23.1% at December 31, 2004.

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

Third, the Company’s affiliate banks have lines of credits available with the Federal Home Loan Bank. While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs. Approximately $304 million of these lines of credit are currently available, if needed.

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

Table A below presents the Company’s interest rate sensitivity position at September 30, 2005. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A:	Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$65,031	$--	$--	$--	$--	$--	$--	$65,031
Assets held in trading accounts	4,730	--	--	--	--	--	--	4,730
Investment securities	5,407	16,291	10,299	40,255	119,266	186,805	161,647	539,970
Mortgage loans held for sale	9,417	--	--	--	--	--	--	9,417
Loans	599,423	124,852	176,637	313,173	243,930	230,259	21,097	1,709,371
Total earning assets	684,008	141,143	186,936	353,428	363,196	417,064	182,744	2,328,519

Interest bearing liabilities
Interest bearing transaction and savings deposits	340,514	--	--	--	83,678	251,034	83,680	758,906
Time deposits	104,347	138,601	189,856	298,844	133,384	118,283	--	983,315
Short-term debt	185,067	--	--	--	--	--	--	185,067
Long-term debt	11,255	2,073	2,075	6,616	13,950	13,890	37,137	86,996
Total interest bearing liabilities	641,183	140,674	191,931	305,460	231,012	383,207	120,817	2,014,284

Interest rate sensitivity Gap	$42,825	$469	$(4,995)	$47,968	$132,184	$33,857	$61,927	$314,235
Cumulative interest rate sensitivity Gap	$42,825	$43,294	$38,299	$86,267	$218,451	$252,308	$314,235
Cumulative rate sensitive asset
to rate sensitive liabilities	106.7%	105.5%	103.9%	106.7%	114.5%	113.3%	115.6%
Cumulative Gap as a % of
earning assets	1.8%	1.9%	1.6%	3.7%	9.4%	10.8%	13.5%

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

Part II: Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Identity(1)	Date of Sale	Number of Shares	Price(2)	Type of Transaction

13 Officers	July, 2005	6,700	10.56	Incentive Stock Option
3 Officers	July, 2005	32,880	12.13 - 12.83	Incentive Stock Option
2 Officers	July, 2005	4,300	16.00 - 16.88	Incentive Stock Option
2 Officers	July, 2005	3,600	21.22 - 23.78	Incentive Stock Option
1 Officer	August, 2005	1,400	15.65	Incentive Stock Option
2 Officers	September, 2005	2,100	12.22 - 12.83	Incentive Stock Option

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

(c) Issuer Purchases of Equity Securities. The Company made the following purchases of its common stock during the three months ended September 30, 2005:

			Total Number	Maximum
			Number of	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

July 1 - July 31	11,000	26.88	11,000	607,360
August 1 - August 31	19,465	27.39	19,465	587,895
September 1 - September 30	14,370	27.80	14,370	573,525
Total	44,835	$27.39	44,835

Item 6. Exhibits

Exhibit No.	Description

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: November 3, 2005	By:	/s/ J. Thomas May
J. Thomas May
Chairman, President and Chief Executive Officer

Date: November 3, 2005	By:	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Vice President and Chief Financial Officer