Form 10-K
period 2005-12-31
SIMMONS FIRST NATIONAL CORP
filed 2006-03-14
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the fiscal year ended: December 31, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

(870) 541-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Name of Each Exchange
Title of Each Class	on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes ☒ No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2005, was $346,727,899 based upon the last trade price as reported on the Nasdaq National Market® of $27.11.

The number of shares outstanding of the Registrant's Common Stock as of February 9, 2006 was 14,249,485.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of shareholders to be held on April 11, 2006.

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

The Company was the largest publicly traded financial holding company headquartered in Arkansas with consolidated total assets of $2.5 billion, consolidated loans of $1.7 billion, consolidated deposits of $2.1 billion and total equity capital of $244 million as of December 31, 2005. The Company owns eight community banks in Arkansas. The Company's banking subsidiaries conduct their operations through 81 offices, of which 79 are financial centers, located in 46 communities in Arkansas.

Simmons First National Bank (the “Bank”) is the Company’s lead bank. The Bank is a national bank, which has been in operation since 1903. The Bank's primary market area, with the exception of its nationally provided credit card product, is Central and Western Arkansas. At December 31, 2005 the Bank had total assets of $1.2 billion, total loans of $820 million and total deposits of $975 million. Simmons First Trust Company N.A., a wholly owned subsidiary of the Bank, performs the trust and fiduciary business operations for the Bank as well as the Company. Simmons First Investment Group, Inc. (‘SFIG”), a wholly owned subsidiary of the Bank, which is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers (NASD), performs the broker-dealer operations of the Bank.

Simmons First Bank of Jonesboro (“Simmons/Jonesboro”) is a state bank, which was acquired in 1984. Simmons/Jonesboro’s primary market area is Northeast Arkansas. At December 31, 2005, Simmons/Jonesboro had total assets of $253 million, total loans of $221 million and total deposits of $227 million

Simmons First Bank of South Arkansas (“Simmons/South”) is a state bank, which was acquired in 1984. Simmons/South’s primary market area is Southeast Arkansas. At December 31, 2005, Simmons/South had total assets of $132 million, total loans of $76 million and total deposits of $116 million.

Simmons First Bank of Northwest Arkansas (“Simmons/Northwest”) is a state bank, which was acquired in 1995. Simmons/Northwest’s primary market area is Northwest Arkansas. At December 31, 2005, Simmons/Northwest had total assets of $265 million, total loans of $196 million and total deposits of $231 million.

Simmons First Bank of Russellville (“Simmons/Russellville”) is a state bank, which was acquired in 1997. Simmons/Russellville’s primary market area is Russellville, Arkansas. At December 31, 2005, Simmons/Russellville had total assets of $200 million, total loans of $129 million and total deposits of $151 million.

Simmons First Bank of Searcy (“Simmons/Searcy”) is a state bank, which was acquired in 1997. Simmons/Searcy’s primary market area is Searcy, Arkansas. At December 31, 2005, Simmons/Searcy had total assets of $133 million, total loans of $96 million and total deposits of $103 million.

Simmons First Bank of El Dorado, N.A. (“Simmons/El Dorado”) is a national bank, which was acquired in 1999. Simmons/El Dorado’s primary market area is South Central Arkansas. At December 31, 2005, Simmons/El Dorado had total assets of $210 million, total loans of $105 million and total deposits of $179 million.

Simmons First Bank of Hot Springs (“Simmons/Hot Springs”) is a state bank, which was acquired in 2004. Simmons/Hot Springs’ primary market area is Hot Springs, Arkansas. At December 31, 2005, Simmons/Hot Springs had total assets of $162 million, total loans of $75 million and total deposits of $115 million.

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

Loan Risk Assessment

As part of the ongoing risk assessment, the Company has an Asset Quality Review Committee of management that meets quarterly to review the adequacy of the allowance for loan losses. The Committee reviews the status of past due, non-performing and other impaired loans, reserve ratios, and additional performance indicators for all of its subsidiary banks. The allowance for loan losses is determined based upon the aforementioned performance factors, and adjustments are made accordingly. Also, an unallocated reserve is established to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations.

The Board of Directors of each of the Company's subsidiary banks reviews the adequacy of its allowance for loan losses on a monthly basis giving consideration to past due loans, non-performing loans, other impaired loans, and current economic conditions. The Company's loan review department monitors each of its subsidiary bank's loan information monthly. In addition, the loan review department prepares an analysis of the allowance for loan losses for each subsidiary bank twice a year, and reports the results to the Company's Audit and Security Committee. In order to verify the accuracy of the monthly analysis of the allowance for loan losses, the loan review department performs an on-site detailed review of each subsidiary bank's loan files on a semi-annual basis.

Growth Strategy

The Company's growth strategy is to primarily focus on the state of Arkansas. More specifically, the Company is interested in expansion by opening new financial centers or by acquisitions of financial centers in growth or strategic markets, preferably with assets totaling $200 million or more. For example, in 2005 the Company added three branch locations in the Little Rock/Conway metropolitan area, one in the Fayetteville/Springdale/Rogers metropolitan area and one in the Fort Smith metropolitan area. For 2006, the Company plans to add financial centers in Little Rock, North Little Rock, Beebe, Paragould, El Dorado and White Hall. While new financial centers can be dilutive to earnings in the short-term, the Company believes they will reward shareholders in the intermediate and long-term. As the Company nears completion of its desired footprint within the state of Arkansas, it may evaluate opportunities to expand into contiguous states.

With an expanded presence in Arkansas, ongoing investments in technology, and enhanced products and services, the Company is in position to meet the demands of customers in the markets it serves.

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

Employees

As of February 9, 2006, the Company and its subsidiaries had approximately 1,110 full time equivalent employees. None of the employees is represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.

Executive Officers of the Company

The following is a list of all executive officers of the Company. The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

J. Thomas May	59	Chairman, President and Chief Executive Officer	19
Barry L. Crow (1)	62	Executive Vice President and Chief Operating Officer	35
Robert A. Fehlman	41	Senior Vice President and Chief Financial Officer	17
Tommie K. Jones	58	Senior Vice President and Human Resources Director	31
L. Ann Gill	58	Senior Vice President and Auditor	40
Kevin J. Archer	42	Senior Vice President/Credit Policy and Risk Assessment	10
David W. Garner	36	Vice President and Controller	8
John L. Rush	71	Secretary	38

(1) Retired December 31, 2005

Board of Directors of the Company

The following is a list of the Board of Directors of the Company as of December 31, 2005, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

William E. Clark	Chairman and Chief Executive Officer
CDI Contractors, LLC

Steven A. Cosse¢	Executive Vice President and General Counsel
Murphy Oil Corporation

Lara F. Hutt, III	President
Hutt Building Material Company, Inc.

George A. Makris, Jr.	President
M.K. Distributors, Inc.

J. Thomas May	Chairman, President and Chief Executive Officer
Simmons First National Corporation

W. Scott McGeorge	President
Pine Bluff Sand and Gravel Company

Harry L. Ryburn, D.D.S.	Orthodontist

Henry F. Trotter, Jr.	President
Trotter Ford, Inc.; Trotter Auto, Inc.

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

The federal law generally prohibits a bank holding company from directly or indirectly engaging in non-banking activities. This prohibition does not include loan servicing, liquidating activities or other activities so closely related to banking as to be a proper incident thereto. Bank holding companies, including the Company, which have elected to qualify as financial holding companies, are authorized to engage in financial activities. Financial activities include any activity that is financial in nature or any activity that is incidental or complimentary to a financial activity.

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

Risk-Weighted Capital Requirements for the Company and the Banks

Since 1993, banking organizations (including financial holding companies, bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. A well-capitalized institution is one that has at least a 10% "total risk-based capital" ratio. For a tabular summary of the Company’s risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" and Note 19 of the Notes to Consolidated Financial Statements.

A banking organization's qualifying total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital is an amount equal to the sum of common shareholders' equity, hybrid capital instruments (instruments with characteristics of debt and equity) in an amount up to 25% of Tier 1 Capital, certain preferred stock and the minority interest in the equity accounts of consolidated subsidiaries. For bank holding companies and financial holding companies, goodwill may not be included in Tier 1 Capital. Identifiable intangible assets may be included in Tier 1 Capital for banking organizations, in accordance with certain further requirements. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 Capital.

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

Federal Deposit Insurance Corporation Improvement Act

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), enacted in 1991, requires the FDIC to increase assessment rates for insured banks and authorizes one or more "special assessments," as necessary for the repayment of funds borrowed by the FDIC or any other necessary purpose. As directed in FDICIA, the FDIC has adopted a transitional risk-based assessment system, under which the assessment rate for insured banks will vary, according to the level of risk incurred in the bank's activities. The risk category and risk-based assessment for a bank is determined from its classification, pursuant to the regulation, as well capitalized, adequately capitalized or undercapitalized.

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

ITEM 1A.	RISK FACTORS

Investments in the Company’s common stock involve risk. The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including:

•	changes in securities analysts’ estimates of financial performance
•	volatility of stock market prices and volumes
•	rumors or erroneous information
•	changes in market valuations of similar companies
•	changes in interest rates
•	new developments in the banking industry
•	variations in quarterly or annual operating results
•	new litigation or changes in existing litigation
•	regulatory actions
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

If the Company does not adjust to changes in the financial services industry, its financial performance may suffer. The Company’s ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include securities dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

Future governmental regulation and legislation could limit growth. The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business.

Changes in interest rates could reduce income and cash flow. The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.

Additional risks and uncertainties could have a negative effect on financial performance. Additional factors could have a negative effect on the financial performance of the Company and the Company’s common stock. Some of these factors are general economic and financial market conditions, competition, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are currently no unresolved Commission staff comments.

ITEM 2.	PROPERTIES

The principal offices of the Company and the Bank consist of an eleven-story office building and adjacent office space, located in the central business district of the city of Pine Bluff, Arkansas.

The Company and its subsidiaries own or lease additional offices throughout the state of Arkansas. The Company’s eight banks are conducting financial operations from 81 offices, of which 79 are financial centers, in 46 communities throughout Arkansas.

ITEM 3.	LEGAL PROCEEDINGS

The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries. However, on October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the Banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. The Company has filed a Motion to Dismiss. At this time, it appears remote that this matter will constitute a material loss to the Company or the Banks. The Banks continue to vigorously defend the claims asserted in the suit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company’s Common Stock trades on The Nasdaq Stock Market® in the National Market System under the symbol "SFNC”. The following table sets forth, for all the periods indicated, cash dividends declared, and the high and low closing bid prices for the Company’s Common Stock.
	Price Per Common Share
	High	Low	Quarterly Dividends Per Common Share
2005
1st quarter	$29.57	$22.72	$0.15
2nd quarter	27.42	21.40	0.15
3rd quarter	28.75	25.59	0.15
4th quarter	29.96	26.08	0.16

2004
1st quarter	$30.39	$25.81	$0.14
2nd quarter	28.54	23.21	0.14
3rd quarter	27.17	22.65	0.14
4th quarter	30.05	25.40	0.15

As of February 9, 2006, there were 1,466 shareholders of record of the Company’s Common Stock.

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

The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank and Simmons/El Dorado in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Northwest, Simmons/South, Simmons/Hot Springs, Simmons/Russellville and Simmons/Searcy regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2005, approximately $15.0 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk - Liquidity and Market Risk Management," and Note 19 of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

The following transactions are sales of unregistered shares of Common Stock of the registrant, for the fourth quarter of 2005, which were issued to executive and senior management officers upon the exercise of rights granted under one of the Company’s stock option plans. No underwriters were involved and no underwriter's discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash and/or exchanged shares of the Company’s Common Stock as the consideration for the transactions.

Identity	Date of Sale	Number of Shares	Price (1)	Type of Transaction

1 Officer	November, 2005	800	10.5625	Incentive Stock Option
1 Officer	November, 2005	9,000	12.1250	Incentive Stock Option
4 Officers	November, 2005	1,800	12.2188	Incentive Stock Option
8 Officers	November, 2005	8,100	12.8334	Incentive Stock Option
1 Officer	November, 2005	360	16.0000	Incentive Stock Option
1 Officer	December, 2005	400	10.5625	Incentive Stock Option
13 Officers	December, 2005	5,500	12.2188	Incentive Stock Option

(1) The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer. The price paid and numbers of shares issued have been adjusted to reflect the effect of the 50% stock dividend paid on December 6, 1996 and the two for one stock split on May 1, 2003.

Stock Repurchase

The Company made the following purchases of its common stock during the three months ended December 31, 2005:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

October 1 - October 31	13,200	27.29	13,200	560,325
November 1 - November 30	8,259	28.31	8,259	552,066
December 1 - December 31	7,999	28.15	7,999	544,067
Total	29,458	$27.81	29,458

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

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 were derived from consolidated financial statements of the Company, which were audited by BKD, LLP. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively to reflect the effects of the May 1, 2003, two for one stock split for shareholders of record as of April 18, 2003. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31 (1)
(In thousands,
except per share data)	2005	2004	2003	2002	2001
Income statement data:
Net interest income	$90,257	$85,636	$77,870	$75,708	$67,405
Provision for loan losses	7,526	8,027	8,786	10,223	9,958
Net interest income after provision
for loan losses	82,731	77,609	69,084	65,485	57,447
Non-interest income	42,318	40,705	38,717	35,303	33,569
Non-interest expense	85,584	82,385	73,117	69,013	68,130
Provision for income taxes	12,503	11,483	10,894	9,697	6,358
Net income	26,962	24,446	23,790	22,078	16,528

Per share data:
Basic earnings	1.88	1.68	1.69	1.56	1.16
Diluted earnings	1.84	1.65	1.65	1.54	1.15
Diluted operating earnings (2)	1.84	1.68	1.62	1.54	1.15
Book value	17.04	16.29	14.89	13.97	12.87
Dividends	0.61	0.57	0.53	0.48	0.44

Balance sheet data at period end:
Assets	2,523,768	2,413,944	2,235,778	1,977,579	2,016,918
Loans	1,718,107	1,571,376	1,418,314	1,257,305	1,258,784
Allowance for loan losses	26,923	26,508	25,347	21,948	20,496
Deposits	2,059,958	1,959,195	1,803,468	1,619,196	1,686,404
Long-term debt	87,020	94,663	100,916	54,282	42,150
Stockholders’ equity	244,085	238,222	209,995	197,605	182,363

Capital ratios at period end:
Stockholders’ equity to
total assets	9.67%	9.87%	9.39%	9.99%	9.04%
Leverage (3)	8.62%	8.46%	9.89%	9.29%	8.26%
Tier 1	12.26%	12.72%	14.12%	14.02%	12.76%
Total risk-based	13.54%	14.00%	15.40%	15.30%	14.04%

Selected ratios:
Return on average assets	1.08%	1.03%	1.18%	1.12%	0.84%
Return on average equity	11.24%	10.64%	11.57%	11.56%	9.23%
Return on average tangible equity (4)	15.79%	14.94%	14.03%	13.99%	12.73%
Net interest margin (5)	4.13%	4.08%	4.34%	4.37%	3.92%
Allowance/nonperforming loans	319.48%	220.84%	219.13%	179.07%	137.12%
Allowance for loan losses as a
percentage of period-end loans	1.57%	1.69%	1.79%	1.75%	1.63%
Nonperforming loans as a percentage
of period-end loans	0.49%	0.76%	0.82%	0.97%	1.19%
Net charge-offs as a percentage
of average total assets	0.28%	0.34%	0.41%	0.46%	0.54%
Dividend payout	33.15%	33.80%	31.14%	30.75%	37.76%

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
(5) Fully taxable equivalent (assuming an income tax rate of 37.5%).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2005 Overview

Simmons First National Corporation recorded net income of $26,962,000 for the year ended December 31, 2005, a 10.3% increase from net income of $24,446,000 in 2004. Net income in 2003 was $23,790,000. Diluted earnings per share increased $0.19, or 11.5%, to $1.84 in 2005 compared to $1.65 in 2004. Diluted earnings per share in 2003 were $1.65. The Company’s return on average assets and return on average stockholders’ equity for the year ended December 31, 2005, were 1.08% and 11.24%, when compared to 1.03% and 10.64%, respectively, for the year ended 2004.

Operating earnings (net income less nonrecurring items) for the years ended December 31, 2005, and 2004, were $26,962,000 and $24,916,000, respectively. Diluted operating earnings per share for these same periods were $1.84 and $1.68, respectively. This represents a $0.16 per share, or 9.5% increase. On December 31, 2004, the Company recorded a nonrecurring $470,000 after tax charge, or a $0.03 reduction in diluted earnings per share, related to the write off of deferred debt issuance cost associated with the redemption of its 9.12% trust preferred securities. During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share, resulting from the sale of its mortgage-servicing portfolio.

At December 31, 2005, the Company’s loan portfolio totaled $1.718 billion, which is a $146.7 million, or a 9.3%, increase from the same period last year. This increase is due primarily to increased loan demand the Company experienced in its commercial and real estate loan portfolios.

As of December 2005, asset quality remained strong with non-performing assets declining by $3.9 million from the same period last year, a 28% decrease. Non-performing loans to total loans improved to 0.49% from 0.76% from the same period last year, and the allowance for loan losses improved to 319% of non-performing loans, compared to 221% from the same period last year. At year-end, the allowance for loan losses equaled 1.57% of total loans, which reflects the improvement in the loan portfolio compared to 1.69% at year-end 2004.

Total assets for the Company at December 31, 2005, were $2.524 billion, an increase of $110 million, or 4.6%, over the period ended December 31, 2004. Stockholders’ equity as of December 31, 2005 was $244 million, an increase of $5.8 million, or approximately 2.5%, from December 31, 2004.

Simmons First National Corporation is an Arkansas based, Arkansas committed financial holding company with $2.5 billion in assets and eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company’s eight banks conduct financial operations from 81 offices, of which 79 are financial centers, in 46 communities.

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

In December 2004, FASB issued SFAS No. 123, Share-Based Payment (Revised 2004), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The standard requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. SFAS 123R became effective and was adopted by the Company on January 1, 2006. See Note 17, New Accounting Standards, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Acquisitions

On November 1, 2005, the Company completed a branch purchase in which Bank of Little Rock sold its Southwest Little Rock, Arkansas location at 8500 Geyer Springs Road to Simmons First National Bank, a subsidiary of the Company. The acquisition included approximately $3.5 million in total deposits in addition to the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $151,000 and $31,000, respectively.

On June 25, 2004, the Company completed a branch purchase in which Cross County Bank sold its Weiner, Arkansas location to Simmons First Bank of Jonesboro, a subsidiary of the Company. The acquisition included approximately $6 million in total deposits and the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $344,000 and $117,000, respectively.

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

On November 21, 2003, the Company completed the purchase of nine financial centers from Union Planters Bank, N.A. Six locations in North Central Arkansas include Clinton, Marshall, Mountain View, Fairfield Bay, Leslie and Bee Branch. Three locations in Northeast Arkansas communities include Hardy, Cherokee Village and Mammoth Spring. At acquisition, the nine locations had combined deposits of $130 million with acquired assets of $119 million including selected loans, premises, cash and other assets. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $12,282,000 and $4,817,000, respectively.

The system integration for the 2005 acquisition was completed on the acquisition date. The system integration for the 2004 mergers and acquisitions were completed during the second quarter of 2004. The systems integration for the 2003 acquisition was completed on the acquisition date.

Sale of Mortgage Servicing

During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share. On June 30, 1998, the Company sold its $1.2 billion residential mortgage-servicing portfolio. As a result of this sale, the Company established a reserve for potential liabilities due to certain representations and warranties made on the sale date. The time period for making claims under the terms of the mortgage servicing sale's representations and warranties expired on June 30, 2003. Thus, the Company reversed this remaining reserve in the second quarter of 2003, which is reflected in the $771,000 pre-tax gain on sale of mortgage servicing. Excluding this nonrecurring gain, the Company would have reported $1.62 diluted earnings per share for the year ended December 31, 2003.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began 2003 at 1.25% and decreased 25 basis points to end the year at 1.00%. During 2004, the Federal Funds rate increased 100 basis points to end the year at 2.25%. During 2005, the Federal Funds rate increased 50 basis points in each of the four quarters to end the year at 4.25%.

The Company’s practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. Historically, approximately 70% of the Company’s loan portfolio and approximately 80% of the Company’s time deposits have repriced in one year or less. These historical percentages are consistent with the Company’s current interest rate sensitivity.

For the year ended December 31, 2005, net interest income on a fully taxable equivalent basis was $93.5 million, an increase of $4.7 million, or 5.3%, from the same period in 2004. The increase in net interest income was the result of a $17.0 million increase in interest income and a $12.4 million increase in interest expense. As a result, the net interest margin increased 5 basis points to 4.13% for the year ended December 31, 2005, when compared to 4.08% for 2004. Although net interest margin increased 5 basis points from 2004 to 2005, in 2006 the Company expects to see continued pressure on the margin driven primarily by the increase in cost of funds resulting from competitive deposit repricing.

The $17.0 million increase in interest income for the year ended December 31, 2005, primarily is the result of internal growth in loans along with a 54 basis point increase in the yield earned on earning assets associated with the repricing to a higher interest rate environment. The growth in average loans accounted for an increase of $8.2 million in interest income. The higher interest rates resulted in a $9.5 million increase in interest income. More specifically, $7.2 million of the increase is associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate earned on the loan portfolio increased 46 basis points from 6.36% to 6.82%.

The $12.4 million increase in interest expense for the year ended December 31, 2005, primarily is the result of a 56 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment, coupled with a $98 million increase in average interest bearing liabilities generated through internal growth. The higher interest rates accounted for an $11.3 million increase in interest expense. The most significant component of this increase was the $7.0 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result of this repricing, the average rate paid on time deposits increased 74 basis points from 2.04% to 2.78%. The higher level of average interest bearing liabilities resulted in a $1.1 million increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $91.2 million from internal deposit growth and $28.4 million from fed funds purchased and short-term debt, offset by a $21.4 million reduction in average long-term debt due primarily to the payoff of $17.3 million of trust preferred securities in December of 2004.

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

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2005, 2004 and 2003, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2005 versus 2004 and 2004 versus 2003.

Table 1:	Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2005	2004	2003

Interest income	$133,071	$116,064	$107,607
FTE adjustment	3,234	3,173	3,112

Interest income - FTE	136,305	119,237	110,719
Interest expense	42,814	30,428	29,737

Net interest income - FTE	$93,491	$88,809	$80,982

Yield on earning assets - FTE	6.02%	5.48%	5.94%

Cost of interest bearing liabilities	2.21%	1.65%	1.91%

Net interest spread - FTE	3.81%	3.83%	4.03%

Net interest margin - FTE	4.13%	4.08%	4.34%

Table 2:	Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2005 vs. 2004	2004 vs. 2003

Increase (decrease) due to change in earning assets	$7,570	$17,999
Increase (decrease) due to change in earning asset yields	9,501	(9,481)
Increase (decrease) due to change in interest rates paid on
interest bearing liabilities	(11,302)	4,432
Increase (decrease) due to change in interest bearing liabilities	(1,086)	(5,123)

Increase in net interest income	$4,683	$7,827

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2005. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:	Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2005			2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS

Earning Assets
Interest bearing balances
due from banks	$20,837	$580	2.78	$36,587	$400	1.09	$51,325	$494	0.96
Federal funds sold	30,598	925	3.02	56,423	748	1.33	63,642	652	1.02
Investment securities - taxable	425,030	13,898	3.27	411,467	12,416	3.02	311,722	10,958	3.52
Investment securities - non-taxable	122,047	7,670	6.28	126,349	7,843	6.21	115,416	7,641	6.62
Mortgage loans held for sale	9,356	552	5.90	10,087	575	5.70	22,692	1,220	5.38
Assets held in trading accounts	4,584	99	2.16	4,980	41	0.82	1,146	37	3.23
Loans	1,651,950	112,581	6.82	1,528,447	97,214	6.36	1,298,127	89,717	6.91
Total interest earning assets	2,264,402	136,305	6.02	2,174,340	119,237	5.48	1,864,070	110,719	5.94
Non-earning assets	233,132			203,440			157,469

Total assets	$2,497,534			$2,377,780			$2,021,539

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings deposits	$762,558	$7,777	1.02	$729,842	$4,965	0.68	$579,618	$4,594	0.79
Time deposits	950,820	26,431	2.78	892,360	18,198	2.04	813,973	19,921	2.45
Total interest bearing deposits	1,713,378	34,208	2.00	1,622,202	23,163	1.43	1,393,591	24,515	1.76

Federal funds purchased and
securities sold under agreement
to repurchase	102,041	3,104	3.04	94,465	1,227	1.30	87,847	941	1.07
Other borrowed funds
Short-term debt	32,076	1,101	3.43	11,252	175	1.56	5,489	89	1.62
Long-term debt	89,590	4,401	4.91	110,946	5,863	5.28	72,211	4,192	5.81
Total interest bearing liabilities	1,937,085	42,814	2.21	1,838,865	30,428	1.65	1,559,138	29,737	1.91

Non-interest bearing liabilities
Non-interest bearing deposits	303,974			293,060			242,902
Other liabilities	16,499			16,136			13,816
Total liabilities	2,257,558			2,148,061			1,815,856
Stockholders’ equity	239,976			229,719			205,683
Total liabilities and
stockholders equity	$2,497,534			$2,377,780			$2,021,539
Net interest spread			3.81			3.83			4.03
Net interest margin		$93,491	4.13		$88,809	4.08		$80,892	4.34

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 2005 and 2004, as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:	Volume/Rate Analysis

	Years Ended December 31
	2005 over 2004			2004 over 2003
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$(230)	$410	$180	$(155)	$61	$(94)
Federal funds sold	(457)	635	178	(80)	176	96
Investment securities - taxable	419	1,064	1,483	3,161	(1,703)	1,458
Investment securities - non-taxable	(269)	96	(173)	697	(495)	202
Mortgage loans held for sale	(43)	20	(23)	(715)	70	(645)
Assets held in trading accounts	(3)	62	59	49	(45)	4
Loans	8,153	7,214	15,367	15,042	(7,545)	7,497

Total	7,570	9,501	17,071	17,999	(9,481)	8,518

Interest expense
Interest bearing transaction and
savings deposits	232	2,581	2,813	1,082	(711)	371
Time deposits	1,258	6,976	8,234	1,801	(3,524)	(1,723)
Federal funds purchased
and securities sold under
agreements to repurchase	105	1,772	1,877	75	211	286
Other borrowed funds
Short-term debt	561	366	927	89	(3)	86
Long-term debt	(1,070)	(393)	(1,463)	2,076	(405)	1,671

Total	1,086	11,302	12,388	5,123	(4,432)	691
Increase (decrease) in
net interest income	$6,484	$(1,801)	$4,683	$12,876	$(5,049)	$7,827

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

The provision for 2005, 2004 and 2003 was $7.5, $8.0 and $8.8 million, respectively. The decrease in the provision for loan losses reflects the continued improvement in the Company’s asset quality.

Non-Interest Income

Total non-interest income was $42.3 million in 2005, compared to $40.7 million in 2004 and $38.7 million in 2003. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 shows non-interest income for the years ended December 31, 2005, 2004 and 2003, respectively, as well as changes in 2005 from 2004 and in 2004 from 2003.

Table 5:	Non-Interest Income

	Years Ended December 31			2005 Change from		2004 Change from
(In thousands)	2005	2004	2003	2004		2003

Trust income	$5,589	$5,421	$5,487	$168	3.10%	$(66)	(1.20)%
Service charges on deposit accounts	15,818	14,564	10,589	1,254	8.61	3,975	37.54
Other service charges and fees	2,017	2,016	1,508	1	0.05	508	33.69
Income on sale of mortgage loans,
net of commissions	2,919	3,391	4,931	(472)	(13.92)	(1,540)	(31.23)
Income on investment banking,
net of commissions	416	645	1,887	(229)	(35.50)	(1,242)	(65.82)
Credit card fees	10,252	10,001	9,782	251	2.51	219	2.24
Premiums on sale of student loans	1,822	2,114	1,479	(292)	(13.81)	635	42.93
Bank owned life insurance income	953	261	157	692	265.13	104	66.24
Other income	2,700	2,292	2,140	408	17.80	152	7.10
Gain on sale of mortgage servicing	–	–	771	–	–	(771)	(100.00)
Loss on sale of securities, net	(168)	–	(14)	(168)	(100.00)	14	100.00
Total non-interest income	$42,318	$40,705	$38,717	$1,613	3.96%	$1,960	5.06%

Recurring fee income for 2005 was $33.7 million, an increase of $1.7 million, or 5.2%, when compared with the 2004 amounts. The increase in service charges on deposit accounts for 2005 can be primarily attributed to normal growth in transaction accounts and improvement in the fee structure associated with the Company’s deposit accounts.

Recurring fee income for 2004 was $32.0 million, an increase of $4.6 million, or 17.0%, when compared with the 2003 amounts. This increase was attributable to the growth in service charges on deposit accounts and other service charges and fees. This growth was principally the result of acquisitions in the fourth quarter of 2003 and during 2004, growth in our transaction accounts, an improvement in the service charge fee structure and new product offerings associated with the Company’s deposit accounts. The increase from new product offerings is primarily associated with the Company’s overdraft protection program, which accounted for approximately half of the increase on service charges on deposit accounts for 2004. The increase in credit card fees was primarily the result of a pricing change related to interchange fees.

During the years ended December 31, 2005 and 2004, combined income on the sale of mortgage loans and income on investment banking decreased $701,000 and $2.8 million, respectively, from the years ended in 2004 and 2003. The decrease was primarily the result of a reduced demand for those products due to the rising interest rate environment.

Premiums on sale of student loans decreased by $292,000, or 13.8%, in 2005 over 2004. The decrease was due to accelerating the sale of student loans during 2004. Normally, as student loans reach payout status, the Company generally sells student loans into the secondary market. Because of changes in the industry in 2004 relative to loan consolidations, and in order to protect the premium on these loans, the Company made the decision to sell student loans prior to the payout period. This resulted in recognition of the premium in 2004 on loans that normally would have been sold in 2005. Premiums on sale of student loans increased by $635,000, or 42.9%, in 2004 over 2003 due to the accelerated sales and premium recognition during 2004.

On April 29, 2005, the Company invested an additional $25 million in Bank Owned Life Insurance (“BOLI”). BOLI income increased by $692,000 in 2005 over 2004, with the increase almost entirely attributable to this purchase.

During the second quarter of 2005, the Company sold certain available-for-sale investment securities obtained in a prior acquisition that did not fit our current investment portfolio strategy. As a result of this liquidation, we recognized an after-tax loss on sale of securities of $168,000. There were no gains or losses on sale of securities during 2004, and a net loss of $14,000 in 2003.

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

The Company closed four small financial centers during 2005. The decisions to close these financial centers were a part of on-going efforts to improve the efficiency of the Company’s branching network, many of which were acquired through mergers and acquisitions.

Non-interest expense for 2005 was $85.6 million, an increase of $3.2 million or 3.9%, from 2004. The increase in non-interest expense during 2005, compared to 2004 is primarily attributed to normal on-going operating expenses and the additional expenses of approximately $748,000 associated with the operation of new financial centers opened during 2005. During 2004, the Company recorded a nonrecurring expense of $771,000 related to the write off of deferred debt issuance cost associated with the redemption of our 9.12% trust preferred securities. When normalized for both the prepayment of the trust preferred securities and the additional expenses from our expansion, non-interest expense for 2005 increased by the same 3.9% over 2004.

The increase in credit card expense was primarily attributable the Company’s travel rewards program. Accumulated travel rewards expire after 36 months. The Company has introduced several new initiatives to make our product more competitive. The key initiative has been to move as many qualifying accounts as possible from our standard VISA product to our Platinum VISA Rewards product. To date, we have converted approximately 15,000 accounts, or 50% of those targeted, to our Platinum card, which now is one of the most competitive products on the market. As a result of this conversion process, we will experience increased travel rewards expense in 2006.

Non-interest expense for 2004 was $82.4 million, an increase of $9.3 million or 12.7%, from 2003. Without the $771,000 charge in 2004 related to the write-off of debt issuance cost, non-interest expense would have increased 9.2% from 2003. The increase in non-interest expense during 2004, compared to 2003 is primarily attributed to normal on-going operating expenses and the additional expenses associated with the acquisitions completed during the fourth quarter of 2003 and throughout 2004. The reduction in credit card expense was primarily attributable the expiration of accumulated travel rewards. 2004 marked the Company’s fourth year in the travel rewards program. Accumulated travel rewards expire after 36 months; thus, the Company experienced the initial travel rewards expirations during 2004.

Core deposit premium amortization expense recorded for the years ended December 31, 2005, 2004 and 2003, was $830,000, $791,000 and $172,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2006 - $830,000; 2007 - $818,000; 2008 - $807,000; 2009 - $802,000; and 2010 -$698,000. The increases reflect the core deposit premium recorded associated with 2003, 2004 and 2005 acquisitions.

Table 6 below shows non-interest expense for the years ended December 31, 2005, 2004 and 2003, respectively, as well as changes in 2005 from 2004 and in 2004 from 2003.

Table 6:	Non-Interest Expense

				2005		2004
	Years Ended December 31			Change from		Change from
(In thousands)	2005	2004	2003	2004		2003

Salaries and employee benefits	$51,270	$48,533	$42,979	$2,737	5.64%	$5,554	12.92%
Occupancy expense, net	5,840	5,500	5,080	340	6.18	420	8.27
Furniture and equipment expense	5,758	5,646	5,195	112	1.98	451	8.68
Loss on foreclosed assets	191	346	269	(155)	(44.80)	77	28.62
Deposit insurance	279	284	273	(5)	(1.76)	11	4.03
Other operating expenses
Professional services	2,201	2,029	1,999	172	8.48	30	1.50
Postage	2,281	2,256	2,024	25	1.11	232	11.46
Telephone	1,847	1,784	1,498	63	3.53	286	19.09
Credit card expense	2,693	2,374	2,679	319	13.44	(305)	(11.38)
Operating supplies	1,555	1,528	1,488	27	1.77	40	2.69
Amortization of core deposits	830	791	172	39	4.93	619	359.88
Write off of deferred debt
issuance cost	–	771	–	(771)	(100.00)	771	100.00
Other expense	10,839	10,543	9,461	296	2.81	1,082	11.44
Total non-interest expense	$85,584	$82,385	$73,117	$3,199	3.88%	$9,268	12.68%

Income Taxes

The provision for income taxes for 2005 was $12.5 million, compared to $11.5 million in 2004 and $10.9 million in 2003. The effective income tax rates for the years ended 2005, 2004 and 2003 were 31.7%, 32.0% and 31.4%, respectively.

Loan Portfolio

The Company's loan portfolio averaged $1.652 billion during 2005 and $1.528 billion during 2004. As of December 31, 2005, total loans were $1.718 billion, compared to $1.571 billion on December 31, 2004. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $370.9 million at December 31, 2005, or 21.6% of total loans, compared to $367.2 million, or 23.4% of total loans at December 31, 2004. The $3.7 million consumer loan increase from 2004 to 2005 is the result of an increase in student loans and indirect lending, offset by a $12.3 million decline in credit cards. As student loans reach payout status, the Company generally sells these loans into the secondary market. Because of changes in the industry relative to loan consolidations, and in order to protect the premium, the Company made the decision to sell some student loans prior to the payout period in 2004. These early sales created a decline in the portfolio balances at December 31, 2004. The increase in student loans from 2004 to 2005 was the result of the student loan portfolio returning to historical levels at December 31, 2005. The increase in the indirect consumer loan portfolio was primarily the result of more aggressive marketing efforts by the Company, along with less attractive finance incentives offered by car manufacturers. The credit card portfolio continued to decline as the result of an on-going decrease in the number of cardholder accounts resulting from competitive pressure in the credit card industry.

The Company continues to experience significant competitive pressure from the credit card industry. Over the previous two years, our credit card portfolio has decreased by approximately $10 to $12 million each year, and, as anticipated, our average credit card portfolio balance decreased by approximately $11 million in 2005. In order to reverse this trend, we introduced several new initiatives to make the product more competitive. As part of our retention strategy, our goal is to move as many qualifying accounts as possible from a standard VISA product to a Platinum VISA Rewards product. The standard VISA product is the one that has been primarily impacted by the competitive teaser rates. The Platinum VISA Rewards product is now one of the most competitive products on the market, carrying a low fixed interest rate of 8.95%, and offering customers competitive rewards based on their purchases. During 2005, the Company converted approximately 15,000 accounts, or approximately 50% of the targeted accounts, to our Platinum card. As a result of this conversion process, we have been able to reduce the number of closed accounts. The Company received excellent publicity during 2005 in articles in the Wall Street Journal and other newspapers throughout the country, relative to the quality of our Platinum card versus the market. This publicity, along with several new marketing initiatives, has resulted in an increase in application volume.

Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $1.1 billion at December 31, 2005, or 61.7% of total loans, compared to $969.2 million, or 61.7% of total loans at December 31, 2004. Construction loans accounted for $69.9 million of the increase in real estate loans, while single-family residential loans increased by $22.4 million during 2005. These increases are primarily due to increased loan demand in various growth areas of Arkansas.

Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $274.2 million at December 31, 2005, or 16.0% of total loans, compared to the $222.0 million, or 14.1% of total loans at December 31, 2004. The commercial loan increase is largely due to a $26.3 million increase in other commercial loans and a $19.4 million increase in loans to financial institutions.

The amounts of loans outstanding at the indicated dates are reflected in table 7, according to type of loan.

Table 7:	Loan Portfolio

	Years Ended December 31
(In thousands)	2005	2004	2003	2002	2001

Consumer
Credit cards	$143,058	$155,326	$165,919	$180,439	$196,710
Student loans	89,818	83,283	86,301	83,890	74,860
Other consumer	138,051	128,552	142,995	153,103	179,138
Real Estate
Construction	238,898	169,001	111,567	90,736	83,628
Single family residential	340,839	318,488	261,936	233,193	224,122
Other commercial	479,684	481,728	408,452	290,469	263,539
Commercial
Commercial	184,920	158,613	162,122	144,678	153,617
Agricultural	68,761	62,340	57,393	58,585	60,794
Financial institutions	20,499	1,079	6,370	6,504	5,861
Other	13,579	12,966	15,259	15,708	16,515

Total loans	$1,718,107	$1,571,376	$1,418,314	$1,257,305	$1,258,784

Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2005.

Table 8:	Maturity and Interest Rate Sensitivity of Loans

		Over 1
		year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$296,647	$74,229	$51	$370,927
Real estate	687,844	361,109	10,468	1,059,421
Commercial	210,069	61,334	2,777	274,180
Other	5,949	7,274	356	13,579

Total	$1,200,509	$503,946	$13,652	$1,718,107

Predetermined rate	$806,203	$455,175	$13,003	$1,274,381
Floating rate	394,306	48,771	649	443,726

Total	$1,200,509	$503,946	$13,652	$1,718,107

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

Table 9 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.

Table 9:	Non-performing Assets

	Years Ended December 31
(In thousands)	2005	2004	2003	2002	2001

Nonaccrual loans	$7,296	$10,918	$10,049	$10,443	$11,956
Loans past due 90 days or more
(principal or interest payments)	1,131	1,085	1,518	1,814	2,991
Restructured	–	–	–	–	–
Total non-performing loans	8,427	12,003	11,567	12,257	14,947

Other non-performing assets
Foreclosed assets held for sale	1,540	1,839	2,979	2,705	1,084
Other non-performing assets	16	83	393	426	631
Total other non-performing assets	1,556	1,922	3,372	3,131	1,715

Total non-performing assets	$9,983	$13,925	$14,939	$15,388	$16,662

Allowance for loan losses to
non-performing loans	319.48%	220.84%	219.13%	179.07%	137.12%
Non-performing loans to total loans	0.49%	0.76%	0.82%	0.97%	1.19%
Non-performing assets to total assets	0.40%	0.58%	0.67%	0.78%	0.83%

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2005, 2004 and 2003.

At December 31, 2005, impaired loans were $14.8 million compared to $16.6 million in 2004. The decrease in impaired loans from December 31, 2004, primarily relates to the decrease of borrowers that are still performing, but for which management has internally identified as impaired. This decrease is mainly due to the general improvement of the Company’s smaller commercial loan relationships, and is indicative of the overall improvement in the asset quality of the Company. In addition, workout efforts were completed in 2005 on one large catfish loan relationship. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for the last five years is shown in table 10.

Table 10:	Allowance for Loan Losses

(In thousands)	2005	2004	2003	2002	2001

Balance, beginning of year	$26,508	$25,347	$21,948	$20,496	$21,157

Loans charged off
Credit card	4,950	4,589	4,705	4,703	4,431
Other consumer	1,240	2,144	1,987	2,320	3,063
Real estate	1,048	1,263	1,504	1,813	1,378
Commercial	3,688	2,409	2,674	2,310	3,476
Total loans charged off	10,926	10,405	10,870	11,146	12,348

Recoveries of loans previously charged off
Credit card	832	720	670	640	515
Other consumer	636	683	644	677	668
Real estate	251	277	218	253	146
Commercial	2,096	751	987	558	400
Total recoveries	3,815	2,431	2,519	2,128	1,729
Net loans charged off	7,111	7,974	8,351	9,018	10,619
Allowance for loan losses of
acquired institutions	–	1,108	2,964	247	–
Provision for loan losses	7,526	8,027	8,786	10,223	9,958

Balance, end of year	$26,923	$26,508	$25,347	$21,948	$20,496

Net charge-offs to average loans	0.43%	0.52%	0.64%	0.72%	0.82%
Allowance for loan losses to period-end loans	1.57%	1.69%	1.79%	1.75%	1.63%
Allowance for loan losses to net charge-offs	378.6%	332.4%	303.5%	243.4%	193.0%

Provision for loan losses

The amount of provision to the allowance each year was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due loans and net losses from loans charged off for the last five years. It is management's practice to review the allowance on a monthly basis to determine whether additional provisions should be made to the allowance after considering the factors noted above.

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

As of December 31, 2005, the allowance for loan losses reflects an increase of approximately $415,000 from December 31, 2004, due primarily to increases in the loan portfolio. As a general rule, the allocation in each category within the allowance reflects the overall changes in loan portfolio mix.

The Company’s allocation of the allowance for loan losses at December 31, 2005 remained relatively consistent with the allocation at December 31, 2004. The unallocated portion of allowance decreased $866,000 during the year ended 2005. This decrease in unallocated allowance is primarily related to increases in general allocations based on growth of the loan portfolio. The unallocated portion of the allowance as a percent of total loans was 0.36% and 0.45% for the years ended December 31, 2005, and 2004, respectively.

The Company still has some concerns over the uncertainty of the economy and the impact of pricing in the catfish and timber industries in Arkansas. In addition, the Company continues to review regulatory filings and financial statements of a public utility company that was impacted by the hurricanes of August and September of 2005. Based on our analysis of loans within these business sectors, we believe the allowance for loan losses is adequate for the year ended December 31, 2005. In 2006, management will actively monitor the status of these industries as they relate to the Company’s loan portfolio and make changes to the allowance for loan losses as necessary.

The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 11.

Table 11:	Allocation of Allowance for Loan Losses

	December 31
	2005		2004		2003		2002		2001
	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
(In thousands)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,887	8.3%	$4,217	9.9%	$3,913	11.7%	$4,270	14.4%	$4,156	15.6%
Other consumer	1,158	13.3%	1,097	13.5%	1,597	16.2%	1,745	18.8%	2,042	20.2%
Real estate	9,870	61.7%	9,357	61.7%	8,723	55.1%	7,393	48.9%	8,029	45.4%
Commercial	5,857	15.9%	4,820	14.1%	5,113	15.9%	4,398	16.7%	3,485	17.5%
Other	–	0.8%	–	0.8%	4	1.1%	–	1.2%	–	1.3%
Unallocated	6,151		7,017		5,997		4,142		2,784

Total	$26,923	100.0%	$26,508	100.0%	$25,347	100.0%	$21,948	100.0%	$20,496	100.0%

(1) Percentage of loans in each category to total loans

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

Held-to-maturity and available-for-sale investment securities were $150.3 million and $371.5 million, respectively, at December 31, 2005, compared to the held-to-maturity amount of $151.3 million and available-for-sale amount of $390.8 million at December 31, 2004.

As of December 31, 2005, $29.0 million, or 19.3%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 79.3% of which will mature in less than five years. In the available-for-sale securities, $351.9 million, or 94.7% were in U.S. Treasury and U.S. government agency securities, 85.3% of which will mature in less than five years.

In order to reduce the Company's income tax burden, an additional $117.1 million, or 77.9%, of the held-to-maturity securities portfolio, as of December 31, 2005, was invested in tax-exempt obligations of state and political subdivisions. In the available-for-sale securities, $3.0 million, or 0.8% were invested in tax-exempt obligations of state and political subdivisions. Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis. There are no securities of any one state and political subdivision issuer exceeding ten percent of the Company's stockholders' equity at December 31, 2005.

The Company has approximately $187,000, or 0.1%, in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2005. In the available-for-sale securities, $3.3 million, or 0.9% were invested in mortgaged-backed securities.

As of December 31, 2005, the held-to-maturity investment portfolio had gross unrealized gains of $700,000 and gross unrealized losses of $1.8 million.

The Company had no gross realized gains during the years ended December 31, 2005 and 2004, resulting from the sales and/or calls of securities. Gross realized gains of $2,000 resulting from sales and/or calls of securities were realized for the year ended December 31, 2003. Gross realized losses of $275,000, $0 and $16,000 resulting from sales and/or calls of securities were realized for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Table 12 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 12:	Investment Securities

	Years Ended December 31
	2005				2004
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$1,004	$–	$(20)	$984	$4,020	$12	$(19)	$4,013
U.S. Government
agencies	28,000	–	(473)	27,527	21,500	18	(76)	21,442
Mortgage-backed
securities	187	3	–	190	307	7	(1)	313
State and political
subdivisions	117,148	662	(1,298)	116,512	122,457	1,617	(390)	123,684
Other securities	3,960	–	–	3,960	2,980	–	–	2,980

Total HTM	$150,299	$665	$(1,791)	$149,173	$151,264	$1,654	$(486)	$152,432

Available-for-Sale
U.S. Treasury	$10,989	$–	$(102)	$10,887	$24,218	$3	$(125)	$24,096
U.S. Government
agencies	348,570	35	(7,615)	340,990	343,716	226	(2,856)	341,086
Mortgage-backed
securities	3,392	9	(92)	3,309	3,919	13	(55)	3,877
State and political
subdivisions	3,014	39	–	3,053	4,616	130	–	4,746
Other securities	12,561	690	–	13,251	16,154	1,111	(276)	16,989

Total AFS	$378,526	$773	$(7,809)	$371,490	$392,623	$1,483	$(3,312)	$390,794

Table 13 reflects the amortized cost and estimated fair value of securities at December 31, 2005, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 37.5% tax rate) of such securities. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13:	Maturity Distribution of Investment Securities

	December 31, 2005
(In thousands)	1 year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	No fixed maturity	Total	Par Value	Par Value

Held-to-Maturity
U.S. Treasury	$1,004	$–	$–	$–	$–	$1,004	$1,000	$984
U.S. Government
agencies	5,000	17,000	6,000	–	–	28,000	28,000	27,527
Mortgage-backed
securities	–	6	20	161	–	187	186	190
State and political
subdivisions	18,307	37,458	58,403	2,980	–	117,148	117,085	116,512
Other securities	–	–	–	930	3,030	3,960	3,960	3,960

Total HTM	$24,311	$54,464	$64,423	$4,071	$3,030	$150,299	$150,231	$149,173

Percentage of total	16.2%	36.2%	42.9%	2.7%	2.0%	100.0%

Weighted average yield	3.2%	4.2%	4.1%	4.2%	2.4%	4.0%

Available-for-Sale
U.S. Treasury	$6,494	$4,495	$–	$–	$–	$10,989	$11,000	$10,887
U.S. Government
agencies	73,345	215,675	59,550	–	–	348,570	348,585	340,990
Mortgage-backed
securities	–	214	928	2,250	–	3,392	3,434	3,309
State and political
subdivisions	705	1,810	499	–	–	3,014	3,015	3,053
Other securities	–	–	–	–	12,561	12,561	13,251	13,251

Total AFS	$80,544	$222,194	$60,977	$2,250	$12,561	$378,526	$379,285	$371,490

Percentage of total	21.3%	58.7%	16.1%	0.6%	3.3%	100.0%

Weighted average yield	2.7%	3.7%	5.5%	5.2%	4.9%	3.8%

Deposits

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 79 financial centers as of December 31, 2005. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of December 31, 2005, core deposits comprised 79.9% of the Company’s total deposits.

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

The Company manages its interest expense through deposit pricing and does not anticipate a significant change in total deposits. The Company believes that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences increased loan demand or other liquidity needs. The Company began to utilize brokered deposits during 2005 as an additional source of funding to meet liquidity needs.

The Company’s total deposits as of December 31, 2005 were $2.060 billion, an increase of $101 million, or 5.15%, from $1.959 billion at December 31, 2004. The Company had $51 million of brokered deposits at December 31, 2005.

Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits for the three years ended December 31, 2005.

Table 14:	Average Deposit Balances and Rates

	December 31 2005
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
(In thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Non-interest bearing transaction
accounts	$303,974	–	$293,060	–	$242,902	–
Interest bearing transaction and
savings deposits	762,558	1.02%	729,842	0.68%	579,618	0.79%
Time deposits
$100,000 or more	371,871	2.83%	349,224	2.00%	316,245	2.34%
Other time deposits	578,949	2.74%	543,136	2.06%	497,728	2.52%

Total	$2,017,352	1.79%	$1,915,262	1.21%	$1,636,493	1.50%

The Company's maturities of large denomination time deposits at December 31, 2005 and 2004 are presented in table 15.

Table 15:	Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit
	($100,000 or more)
	December 31
	2005		2004
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$97,676	26.8%	$131,551	36.9%
Over 3 months to 6 months	80,763	22.2%	92,048	25.8%
Over 6 months to 12 months	113,968	31.3%	89,399	25.0%
Over 12 months	71,770	19.7%	43,928	12.3%

Total	$364,177	100.00%	$356,926	100.00%

Short-Term Debt

Federal funds purchased and securities sold under agreements to repurchase were $107.2 million at December 31, 2005, as compared to $104.8 million at December 31, 2004. Other short-term borrowings, consisting of U.S. TT&L Notes and short-term FHLB borrowings, were $8.0 million at December 31, 2005, as compared to $2.4 million at December 31, 2004.

The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Long-Term Debt

The Company’s long-term debt was $87.0 million and $94.7 million at December 31, 2005 and 2004, respectively. The outstanding balance for December 31, 2005 includes $4.0 million in long-term debt, $52.1 million in FHLB long-term advances and $30.9 million of trust preferred securities. The outstanding balance for December 31, 2004, includes $6.0 million in long-term debt, $57.7 million in FHLB long-term advances and $30.9 million of trust preferred securities.

During the year ended December 31, 2005, the Company decreased long-term debt by $7.7 million, or 8.1% from December 31, 2004. This decrease is attributable to the Company’s annual $2.0 million payment on its note payable along with scheduled principal pay downs on FHLB long-term advances.

On December 31, 2004, the Company redeemed the entire issue of Simmons First Capital Trust 9.12% Trust Preferred Securities, due June 30, 2027, with an aggregate face amount of $17,250,000.

Aggregate annual maturities of long-term debt at December 31, 2005 are presented in table 16.

Table 16:	Maturities of Long-Term Debt

(In thousands)	Year	Annual Maturities

	2006	$13,020
	2007	11,440
	2008	7,164
	2009	5,396
	2010	5,396
	Thereafter	44,604
	Total	$87,020

Capital

Overview

At December 31, 2005, total capital reached $244.1 million. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At December 31, 2005, the Company’s equity to asset ratio was 9.67% compared to 9.87% at year-end 2004.

Capital Stock

At the Company’s annual shareholder meeting held on March 30, 2004, the shareholders approved an amendment to the Articles of Incorporation reducing the par value of the Class A Common Stock from $1.00 to $0.01 and eliminating the authority of the Company to issue Class B Common Stock, Class A Preferred Stock and Class B Preferred Stock.

Stock Repurchase

On May 25, 2004, the Company announced the adoption by the Board of Directors of a repurchase program. The program authorizes the repurchase of up to 5% of the outstanding Common Stock, or 733,485 shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

During the year ended December 31, 2005, the Company repurchased a total of 371,453 shares of stock with a weighted average repurchase price of $26.10 per share. There were 121,453 shares with a weighted average repurchase price of $26.31 per share repurchased under the plan, while there were 250,000 shares with a weighted average repurchase price of $26.00 per share repurchased in a separately negotiated private transaction outside the plan.

Cash Dividends

The Company declared cash dividends on its Common Stock of $0.61 per share for the twelve months ended 2005 compared to $0.57 per share for the twelve months ended 2004. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2005, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at December 31, 2005 and 2004 are presented in table 17.

Table 17:	Risk-Based Capital

	December 31
(In thousands)	2005	2004

Tier 1 capital
Stockholders’ equity	$244,085	$238,222
Trust preferred securities	30,000	30,000
Goodwill and core deposits	(65,278)	(66,283)
Unrealized loss on available-
for-sale securities	4,360	1,124
Other	–	(738)

Total Tier 1 capital	213,167	202,325

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	338	392
Qualifying allowance for loan losses	21,811	19,961

Total Tier 2 capital	22,149	20,353

Total risk-based capital	$235,316	$222,678

Risk weighted assets	$1,739,771	$1,590,373

Ratios at end of year
Leverage ratio	8.61%	8.46%
Tier 1 capital	12.25%	12.72%
Total risk-based capital	13.53%	14.00%
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments. Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

The Company’s long-term debt at December 31, 2005, includes notes payable, FHLB long-term advances and trust preferred securities, all of which the Company is contractually obligated to repay in future periods.

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

The funding requirements of the Company's most significant financial commitments, at December 31, 2005 are shown in table 18.

Table 18:	Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total

Long-term debt	$13,020	$18,604	$10,792	$44,604	$87,020
Credit card loan commitments	194,614	–	–	–	194,614
Other loan commitments	429,442	–	–	–	429,442
Letters of credit	4,573	–	–	–	4,573

The Company has $65.6 million and $66.2 million total goodwill and core deposit premiums for the periods ended December 31, 2005 and December 31, 2004, respectively. Because of the Company’s high level of these two intangible assets, management believes a useful calculation is tangible return on equity. This calculation for the twelve months ended December 31, 2005, 2004, 2003, 2002 and 2001, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 19.

Table 19:	Return on Tangible Equity

(In thousands)	2005	2004	2003	2002	2001
Twelve months ended
Return on average stockholders equity: (A/C)	11.24%	10.64%	11.57%	11.56%	9.23%
Return on tangible equity: (A+B)/(C-D)	15.79%	14.94%	14.03%	13.99%	12.73%

Net income	$26,962	$24,446	$23,790	$22,078	$16,528	(A)
Amortization of intangibles, net of taxes	522	494	108	49	1,990	(B)
Average stockholders' equity	239,976	229,719	205,683	190,947	179,109	(C)
Average goodwill and core deposits, net	65,913	62,836	35,335	32,808	33,691	(D)

On December 31, 2004, the Company recorded a nonrecurring $470,000 after tax charge, or a $0.03 reduction in diluted earnings per share, related to the write off of deferred debt issuance cost associated with the redemption of its 9.12% trust preferred securities. During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share, resulting from the sale of its mortgage servicing portfolio. In light of these events, Management believes operating earnings (earnings excluding nonrecurring items) is a useful calculation in reflection the Company’s performance. This calculation for the twelve months ended December 31, 2005, 2004, 2003, 2002 and 2001 is presented in table 20.

Table 20:	Operating Earnings

(In thousands, except share data)	2005	2004	2003	2002	2001

Twelve months ended

Net Income	$26,962	$24,446	$23,790	$22,078	$16,528
Nonrecurring items
Gain on sale of mortgage servicing	–	–	(771)	–	–
Write off of deferred debt issuance cost	–	771	–	–	–
Tax effect	–	(301)	301	–	–
Net nonrecurring items	–	470	(470)	--	–
Operating Income	$26,962	$24,916	$23,320	$22,078	$16,528

Diluted earnings per share	$1.84	$1.65	$1.65	$1.54	$1.15
Nonrecurring items
Gain on sale of mortgage servicing	–	–	(0.05)	–	–
Write off of deferred debt issuance cost	–	0.05	–	–	–
Tax effect	–	(0.02)	0.02	–	–
Net nonrecurring items	–	0.03	(0.03)	–	–
Diluted operating earnings per share	$1.84	$1.68	$1.62	$1.54	$1.15

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 21.

Table 21:	Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2005
Net interest income	$22,093	$22,477	$22,872	$22,815	$90,257
Provision for loan losses	2,221	1,939	1,736	1,630	7,526
Non-interest income	10,071	10,997	10,740	10,678	42,486
Non-interest expense	21,415	20,964	21,226	21,979	85,584
Loss on sale of securities, net	--	(168)	--	--	(168)
Net income	5,860	6,943	7,334	6,825	26,962
Basic earnings per share	0.41	0.48	0.51	0.48	1.88
Diluted earnings per share	0.40	0.47	0.50	0.47	1.84
Diluted operating earnings per share (1)	0.40	0.47	0.50	0.47	1.84

2004
Net interest income	$20,115	$21,150	$22,117	$22,254	$85,636
Provision for loan losses	2,144	2,019	1,932	1,932	8,027
Non-interest income	9,641	10,726	10,384	9,954	40,705
Non-interest expense	19,686	20,503	20,560	21,636	82,385
Loss on sale of securities, net	–	–	–	–	–
Net income	5,411	6,288	6,907	5,840	24,446
Basic earnings per share	0.38	0.43	0.47	0.40	1.68
Diluted earnings per share	0.37	0.42	0.47	0.39	1.65
Diluted operating earnings per share (1)	0.37	0.42	0.47	0.42	1.68

(1) Diluted operating earnings exclude nonrecurring items

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2005, undivided profits of the Company's subsidiaries were approximately $133 million, of which approximately $15 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At December 31, 2005, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At December 31, 2005, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 19.2% of total assets, as compared to 23.1% at December 31, 2004.

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

A second source of liquidity is the retail deposits available through the Company’s network of affiliate banks throughout Arkansas. Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, the Company’s affiliate banks have lines of credits available with the Federal Home Loan Bank. While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs. Approximately $392 million of these lines of credit are currently available, if needed.

Fourth, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 71% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

The table below presents the Company’s interest rate sensitivity position at December 31, 2005. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 22:	Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total

Earning assets
Short-term investments	$26,112	$–	$–	$–	$–	$–	$–	$26,112
Assets held in trading
accounts	4,631	–	–	–	–	–	–	4,631
Investment securities	5,825	4,282	12,303	74,196	102,446	173,556	149,181	521,789
Mortgage loans held for sale	7,857	–	–	–	–	–	–	7,857
Loans	591,874	134,750	165,939	307,946	268,747	235,197	13,654	1,718,107
Total earning assets	636,299	139,032	178,242	382,142	371,193	408,753	162,835	2,278,496

Interest bearing liabilities
Interest bearing transaction
and savings deposits	319,556	–	–	–	86,074	258,221	86,074	749,925
Time deposits	97,278	136,106	179,745	343,212	109,887	112,692	–	978,920
Short-term debt	115,254	–	–	–	–	–	–	115,254
Long-term debt	11,013	1,384	2,698	8,422	11,482	19,233	32,788	87,020
Total interest bearing
liabilities	543,101	137,490	182,443	351,634	207,443	390,146	118,862	1,931,119

Interest rate sensitivity Gap	$93,198	$1,542	$(4,201)	$30,508	$163,750	$18,607	$43,973	$347,377
Cumulative interest rate
sensitivity Gap	$93,198	$94,740	$90,539	$121,047	$284,797	$303,404	$347,377
Cumulative rate sensitive assets
to rate sensitive liabilities	117.2%	113.9%	110.5%	110.0%	120.0%	116.7%	118.0%
Cumulative Gap as a % of
earning assets	4.1%	4.2%	4.0%	5.3%	12.5%	13.3%	15.2%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

INDEX

Management’s Report on Internal Control Over Financial Reporting	41
Report of Independent Registered Public Accounting Firm
Report on Internal Control Over Financial Reporting	42
Report on Consolidated Financial Statements	43
Consolidated Balance Sheets, December 31, 2005 and 2004	44
Consolidated Statements of Income, Years Ended
December 31, 2005, 2004 and 2003	45
Consolidated Statements of Cash Flows, Years Ended
December 31, 2005, 2004 and 2003	46
Consolidated Statements of Stockholders’ Equity, Years Ended
December 31, 2005, 2004 and 2003	47
Notes to Consolidated Financial Statements,
December 31, 2005, 2004 and 2003	48

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial
Condition and Results of Operations - Quarterly Results” on page 36 hereof.

Management’s Report on Internal Control Over Financial Reporting

The management of Simmons First National Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SIMMONS FIRST NATIONAL CORPORATION maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SIMMONS FIRST NATIONAL CORPORATION maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, SIMMONS FIRST NATIONAL CORPORATION maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SIMMONS FIRST NATIONAL CORPORATION and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/s/ BKD, LLP

BKD, LLP

Pine Bluff, Arkansas
February 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Simmons First National Corporation’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 15, 2006 expressed unqualified opinions on management’s assessment and the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

BKD, LLP

Pine Bluff, Arkansas
February 15, 2006

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 and 2004

(In thousands, except share data)	2005	2004

ASSETS

Cash and non-interest bearing balances due from banks	$75,461	$72,032
Interest bearing balances due from banks	14,397	36,249
Federal funds sold	11,715	45,450
Cash and cash equivalents	101,573	153,731
Investment securities	521,789	542,058
Mortgage loans held for sale	7,857	9,246
Assets held in trading accounts	4,631	4,916
Loans	1,718,107	1,571,376
Allowance for loan losses	(26,923)	(26,508)
Net loans	1,691,184	1,544,868
Premises and equipment	63,360	57,211
Foreclosed assets held for sale, net	1,540	1,839
Interest receivable	18,754	14,248
Bank owned life insurance	33,269	7,316
Goodwill	60,605	60,454
Core deposit premiums	5,029	5,829
Other assets	14,177	12,228
TOTAL ASSETS	$2,523,768	$2,413,944

LIABILITIES

Non-interest bearing transaction accounts	$331,113	$293,137
Interest bearing transaction accounts and savings deposits	749,925	769,296
Time deposits	978,920	896,762
Total deposits	2,059,958	1,959,195
Federal funds purchased and securities sold
under agreements to repurchase	107,223	104,785
Short-term debt	8,031	2,373
Long-term debt	87,020	94,663
Accrued interest and other liabilities	17,451	14,706
Total liabilities	2,279,683	2,175,722

STOCKHOLDERS’ EQUITY

Capital stock
Class A, common, par value $0.01 a share,
authorized 30,000,000 shares, 14,326,923
issued and outstanding at 2005 and 14,621,707 at 2004	143	146
Surplus	53,723	62,826
Undivided profits	194,579	176,374
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of income tax credits of $2,615 at 2005
and $673 at 2004	(4,360)	(1,124)
Total stockholders’ equity	244,085	238,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,523,768	$2,413,944

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(In thousands, except per share data)	2005	2004	2003

INTEREST INCOME
Loans	$112,238	$96,853	$89,315
Federal funds sold	925	748	652
Investment securities	18,677	17,447	15,889
Mortgage loans held for sale	552	575	1,220
Assets held in trading accounts	99	41	37
Interest bearing balances due from banks	580	400	494
TOTAL INTEREST INCOME	133,071	116,064	107,607

INTEREST EXPENSE
Deposits	34,208	23,163	24,515
Federal funds purchased and securities sold
under agreements to repurchase	3,104	1,227	941
Short-term debt	1,101	175	89
Long-term debt	4,401	5,863	4,192
TOTAL INTEREST EXPENSE	42,814	30,428	29,737

NET INTEREST INCOME	90,257	85,636	77,870
Provision for loan losses	7,526	8,027	8,786
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	82,731	77,609	69,084
NON-INTEREST INCOME
Trust income	5,589	5,421	5,487
Service charges on deposit accounts	15,818	14,564	10,589
Other service charges and fees	2,017	2,016	1,508
Income on sale of mortgage loans, net of commissions	2,919	3,391	4,931
Income on investment banking, net of commissions	416	645	1,887
Credit card fees	10,252	10,001	9,782
Premiums on sale of student loans	1,822	2,114	1,479
Bank owned life insurance income	953	261	157
Other income	2,700	2,292	2,140
Gain (loss) on sale of mortgage servicing	–	–	771
Gain (loss) on sale of securities, net of taxes	(168)	–	(14)
TOTAL NON-INTEREST INCOME	42,318	40,705	38,717

NON-INTEREST EXPENSE
Salaries and employee benefits	51,270	48,533	42,979
Occupancy expense, net	5,840	5,500	5,080
Furniture and equipment expense	5,758	5,646	5,195
Loss on foreclosed assets	191	346	269
Deposit insurance	279	284	273
Other operating expenses	22,246	22,076	19,321
TOTAL NON-INTEREST EXPENSE	85,584	82,385	73,117
INCOME BEFORE INCOME TAXES	39,465	35,929	34,684
Provision for income taxes	12,503	11,483	10,894
NET INCOME	$26,962	$24,446	$23,790
BASIC EARNINGS PER SHARE	$1.88	$1.68	$1.69
DILUTED EARNINGS PER SHARE	$1.84	$1.65	$1.65

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(In thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,962	$24,446	$23,790
Items not requiring (providing) cash
Depreciation and amortization	4,861	5,385	5,110
Provision for loan losses	7,526	8,027	8,786
Net amortization (accretion) of investment securities	370	686	150
Deferred income taxes	(1,342)	(2,946)	122
Provision for losses on foreclosed assets	–	89	128
Loss (gain) on sale of securities, net of taxes	168	–	14
Bank owned life insurance income	(953)	(261)	(157)
Changes in
Interest receivable	(4,506)	(775)	1,095
Mortgage loans held for sale	1,389	2,965	21,121
Assets held in trading accounts	285	(4,826)	102
Other assets	(1,949)	4,733	(4,608)
Accrued interest and other liabilities	4,050	2,865	(2,660)
Income taxes payable	142	(1,317)	383
Net cash provided by (used in) operating activities	37,003	39,071	53,376

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans	(156,243)	(93,105)	(72,616)
Purchase of bank and branch locations, net funds
received (disbursed)	1,945	(2,943)	12,546
Purchases of premises and equipment, net	(10,150)	(10,212)	(3,740)
Proceeds from sale of foreclosed assets	2,700	3,229	1,884
Proceeds from sale of securities	1,225	17,958	670
Proceeds from maturities of available-for-sale securities	88,382	134,106	280,638
Purchases of available-for-sale securities	(73,921)	(161,857)	(402,747)
Proceeds from maturities of held-to-maturity securities	32,921	46,496	170,048
Purchases of held-to-maturity securities	(32,220)	(22,165)	(139,192)
Purchase of bank owned life insurance	(25,000)	–	–
Net cash provided by (used in) investing activities	(170,361)	(88,493)	(152,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	98,609	38,813	54,734
Net proceeds (repayments) of short-term debt	5,658	(4,460)	3,214
Dividends paid	(8,757)	(8,263)	(7,407)
Proceeds from issuance of long-term debt	1,821	9,900	55,297
Repayment of long-term debt	(9,464)	(28,934)	(8,663)
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	2,438	(4,123)	13,504
Repurchase of common stock, net	(9,105)	(1,395)	(1,476)
Net cash provided by (used in) financing activities	81,200	1,538	109,203
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(52,158)	(47,884)	10,070
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	153,731	201,615	191,545
CASH AND CASH EQUIVALENTS, END OF YEAR	$101,573	$153,731	$201,615

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data (1))	Stock	Surplus	Income (Loss)	Profits	Total
Balance, December 31, 2002	$7,071	$44,495	$2,231	$143,808	$197,605
Comprehensive income
Net income	–	–	–	23,790	23,790
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $1,616	–	–	(2,517)	–	(2,517)
Comprehensive income					21,273
Exercise of stock options - 58,200 shares	53	608	–	–	661
Securities exchanged under
employee option plan	(16)	(400)	–	–	(416)
Repurchase of common stock
- 82,000 shares	(72)	(1,649)	–	–	(1,721)
Two for one stock split	7,066	(7,066)	–	–	–
Cash dividends declared ($0.525 per share)	–	–	–	(7,407)	(7,407)
Balance, December 31, 2003	14,102	35,988	(286)	160,191	209,995
Comprehensive income
Net income	–	–	–	24,446	24,446
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $503	–	–	(838)	–	(838)
Comprehensive income					23,608
Stock issued as bonus shares - 2,000 shares	2	50	–	–	52
Change in the par value of common stock	(14,523)	14,523	–	–	–
Stock issued in connection with the merger
of Alliance Bancorporation, Inc.	545	13,732	–	–	14,277
Exercise of stock options - 68,997 shares	43	922	–	–	965
Securities exchanged under
employee option plan	(22)	(606)	–	–	(628)
Repurchase of common stock
- 73,465 shares	(1)	(1,783)	–	–	(1,784)
Cash dividends declared ($0.570 per share)	–	–	–	(8,263)	(8,263)
Balance, December 31, 2004	146	62,826	(1,124)	176,374	238,222
Comprehensive income
Net income	–	–	–	26,962	26,962
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $1,942	–	–	(3,236)	–	(3,236)
Comprehensive income					23,726
Stock issued as bonus shares - 5,620 shares	–	138	–	–	138
Exercise of stock options - 106,420 shares	1	1,432	–	–	1,433
Securities exchanged under
employee option plan	–	(988)	–	–	(988)
Repurchase of common stock
- 371,453 shares	(4)	(9,685)	–	–	(9,689)
Cash dividends declared ($0.610 per share)	–	–	–	(8,757)	(8,757)
Balance, December 31, 2005	$143	$53,723	$(4,360)	$194,579	$244,085

(1) All share and per share amounts have been restated to reflect the retroactive effect of the May 1, 2003, two for one stock split.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers. The Company records all derivatives on the balance sheet at fair value. Historically, the Company’s policy has been not to invest in derivative type investments but in an effort to meet the financing needs of its customers, the Company entered into its first fair value hedge during the second quarter of 2003. Fair value hedges include interest rate swap agreements on fixed rate loans. For derivatives designated as hedging, the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument. The fair value hedge is considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amount of the loan being hedged was $2.0 million at December 31, 2005 and 2004.

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

Goodwill and Core Deposit Premiums

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2005	2004	2003

Net Income	$26,962	$24,446	$23,790

Average common shares outstanding	14,375	14,515	14,114
Average common share stock options outstanding	312	333	301
Average diluted common shares	14,687	14,848	14,415

Basic earnings per share	$1.88	$1.68	$1.69
Diluted earnings per share	$1.84	$1.65	$1.65

Stock-Based Compensation

The Company accounts for stock-based employee compensation under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the grant date.

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions for FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The pro forma amounts include only the current year vesting during 2005, 2004 and 2003 on outstanding options and therefore may not be representative of the pro forma impact in future years.

(In thousands except per share data)	2005	2004	2003

Net income - as reported	$26,962	$24,446	$23,790
Less: Total stock-based employee compensation
cost determined under the fair value based
method, net of income taxes	471	183	155

Net income - pro forma	$26,491	$24,263	$23,635

Basic earnings per share - as reported	1.88	1.68	1.69
Basic earnings per share - pro forma	1.84	1.67	1.67
Diluted earnings per share - as reported	1.84	1.65	1.65
Diluted earnings per share - pro forma	1.80	1.63	1.64

The weighted average fair values of options granted during 2005 and 2004 were, $5.11 and $4.78 per share (split adjusted), respectively, with none being issued for 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	2.61%	2.54%	None Issued
Expected stock price volatility	16.00%	16.00%	None Issued
Risk-free interest rate	5.17%	4.04%	None Issued
Expected life of options	7 Years	10 Years	None Issued

The Company adopted the provisions of SFAS No. 123, Share-Based Payment (Revised 2004), on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See Note 17, New Accounting Standards, for additional information.

NOTE 2:	ACQUISITIONS

On November 1, 2005, the Company completed a branch purchase in which Bank of Little Rock sold its Southwest Little Rock, Arkansas location at 8500 Geyer Springs Road to Simmons First National Bank, a subsidiary of the Company. The acquisition included approximately $3.5 million in total deposits in addition to the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $151,000 and $31,000, respectively.

On June 25, 2004, the Company completed a branch purchase in which Cross County Bank sold its Weiner, Arkansas location to Simmons First Bank of Jonesboro, a subsidiary of the Company. The acquisition included approximately $6 million in total deposits and the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $344,000 and $117,000, respectively.

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

On November 21, 2003, the Company completed the purchase of nine financial centers from Union Planters Bank, N.A. Six locations in North Central Arkansas include Clinton, Marshall, Mountain View, Fairfield Bay, Leslie and Bee Branch. Three locations in Northeast Arkansas communities include Hardy, Cherokee Village and Mammoth Spring. At acquisition, the nine locations had combined deposits of $130 million with acquired assets of $119 million including selected loans, premises, cash and other assets. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $12,282,000 and $4,817,000, respectively.

The system integration for the 2005 acquisition was completed on the acquisition date. The system integration for the 2004 mergers and acquisitions were completed during the second quarter of 2004. The systems integration for the 2003 acquisition was completed on the acquisition date.

NOTE 3:	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2005				2004
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Treasury	$1,004	$–	$(20)	$984	$4,020	$12	$(19)	$4,013
U.S. Government
agencies	28,000	–	(473)	27,527	21,500	18	(76)	21,442
Mortgage-backed
securities	187	3	–	190	307	7	(1)	313
State and political
subdivisions	117,148	662	(1,298)	116,512	122,457	1,617	(390)	123,684
Other securities	3,960	–	–	3,960	2,980	–	–	2,980

Total HTM	$150,299	$665	$(1,791)	$149,173	$151,264	$1,654	$(486)	$152,432

Available-for-Sale

U.S. Treasury	$10,989	$–	$(102)	$10,887	$24,218	$3	$(125)	$24,096
U.S. Government
agencies	348,570	35	(7,615)	340,990	343,716	226	(2,856)	341,086
Mortgage-backed
securities	3,392	9	(92)	3,309	3,919	13	(55)	3,877
State and political
subdivisions	3,014	39	–	3,053	4,616	130	–	4,746
Other securities	12,561	690	–	13,251	16,154	1,111	(276)	16,989

Total AFS	$378,526	$773	$(7,809)	$371,490	$392,623	$1,483	$(3,312)	$390,794

Certain investment securities are valued less than their historical cost. Total fair value of these investments at December 31, 2005, was $462.7 million, which is approximately 88.9% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates.

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

The following table shows the Company’s investments’ estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Treasury	$–	$–	$984	$20	$984	$20
U.S. Government Agencies	10,901	99	16,627	374	27,528	473
Mortgage-backed securities	49	–	45	–	94	–
State and political subdivisions	45,410	515	33,308	783	78,718	1,298

Total HTM	$56,360	$614	$50,964	$1,177	$107,324	$1,791

Available-for-Sale

U.S. Treasury	$2,980	$16	$7,907	$86	$10,887	$102
U.S. Government Agencies	57,869	678	284,175	6,937	342,044	7,615
Mortgage-backed securities	774	9	1,706	83	2,480	92
State and political subdivisions	–	–	–	–	–	–

Total AFS	$61,623	$703	$293,788	$7,106	$355,411	$7,809

The following table shows the Company’s investments’ estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Treasury	$2,987	$19	$–	$–	$2,987	$19
U.S. Government Agencies	14,925	75	3,999	1	18,924	76
Mortgage-backed securities	69	1	–	–	69	1
State and political subdivisions	22,797	220	11,875	170	34,672	390

Total HTM	$40,778	$315	$15,874	$171	$56,652	$486

Available-for-Sale

U.S. Treasury	$21,596	$125	$–	$–	$21,596	$125
U.S. Government Agencies	182,961	1,794	123,832	1,062	306,793	2,856
Mortgage-backed securities	1,443	43	809	12	2,252	55
Other securities	2,224	276	–	–	2,224	276

Total AFS	$208,224	$2,238	$124,641	$1,074	$332,865	$3,312

Income earned on the above securities for the years ended December 31, 2005, 2004 and 2003 is as follows:

(In thousands)	2005	2004	2003

Taxable
Held-to-maturity	$1,056	$1,436	$2,615
Available-for-sale	12,842	10,980	8,343

Non-taxable
Held-to-maturity	4,588	4,794	4,676
Available-for-sale	191	237	255

Total	$18,677	$17,447	$15,889

The Statement of Stockholders’ Equity includes other comprehensive income (loss). Other comprehensive income (loss) for the Company includes the change in the unrealized appreciation (depreciation) on available-for-sale securities. The changes in the unrealized appreciation (depreciation) on available-for-sale securities for the years ended December 31, 2005, 2004 and 2003, are as follows:

(In thousands)	2005	2004	2003

Unrealized holding gains (losses)
arising during the period	$(3,511)	$(838)	$(2,531)
Losses realized in net income	275	--	14

Net change in unrealized appreciation (depreciation)
on available-for-sale securities	$(3,236)	$(838)	$(2,517)

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$24,311	$24,195	$80,544	$79,500
After one through five years	54,464	54,276	222,194	217,599
After five through ten years	64,423	63,592	60,977	58,976
After ten years	4,071	4,080	2,250	2,164
Other securities	3,030	3,030	12,561	13,251

Total	$150,299	$149,173	$378,526	$371,490

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $411,580,000 at December 31, 2005 and $397,311,000 at December 31, 2004.

The book value of securities sold under agreements to repurchase amounted to $67,778,000 and $68,515,000 for December 31, 2005 and 2004, respectively.

The Company had no gross realized gains during the years ended December 31, 2005 and 2004, resulting from the sales and/or calls of securities. Gross realized gains of $2,000 resulting from sales and/or calls of securities were realized for the year ended December 31, 2003. Gross realized losses of $275,000, $0 and $16,000 resulting from sales and/or calls of securities were realized for the years ended December 31, 2005, 2004 and 2003, respectively.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

(In thousands)	2005	2004

Consumer
Credit cards	$143,058	$155,326
Student loans	89,818	83,283
Other consumer	138,051	128,552
Real estate
Construction	238,898	169,001
Single family residential	340,839	318,488
Other commercial	479,684	481,728
Commercial
Commercial	184,920	158,613
Agricultural	68,761	62,340
Financial institutions	20,499	1,079
Other	13,579	12,966

Total loans before allowance for loan losses	$1,718,107	$1,571,376

At December 31, 2005 and 2004, impaired loans totaled $14,804,000 and $16,606,000, respectively. All impaired loans had either specific or general allocations within the allowance for loan losses. Allocations of the allowance for loan losses relative to impaired loans at December 31, 2005 and 2004 were $3,868,000 and $4,125,000, respectively. Approximately, $452,000 and $477,000 of interest income were recognized on average impaired loans of $15,748,000 and $18,937,000 for 2005 and 2004, respectively. Interest recognized on impaired loans on a cash basis during 2005 or 2004 was immaterial.

At December 31, 2005 and 2004, accruing loans delinquent 90 days or more totaled $1,131,000 and $1,085,000, respectively. Non-accruing loans at December 31, 2005 and 2004 were $7,296,000 and $10,918,000, respectively.

As of December 31, 2005, credit card loans, which are unsecured, were $143,058,000 or 8.3%, of total loans versus $155,326,000 or 9.9% of total loans at December 31, 2004. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2005	2004	2003

Balance, beginning of year	$26,508	$25,347	$21,948
Additions
Provision for loan losses	7,526	8,027	8,786
Allowance for loan losses of acquired banks and branches	–	1,108	2,964
	34,034	34,482	33,698
Deductions
Losses charged to allowance, net of recoveries
of $3,815 for 2005, $2,431 for 2004 and $2,519 for 2003	7,111	7,974	8,351

Balance, end of year	$26,923	$26,508	$25,347

NOTE 5:	GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. During the year ended December 31, 2005 goodwill for the Company increased $151,000 to $60.6 million from the $60.5 million reported at December 31, 2004. This increase is the result of the acquisition from Bank of Little Rock as discussed in Note 2.

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at December 31, 2005 and 2004 were:

	December 31, 2005			December 31, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core deposit premiums	$7,246	$2,217	$5,029	$7,216	$1,387	$5,829

Core deposit premium amortization expense recorded for the years ended December 31, 2005, 2004 and 2003, was $830,000, $791,000 and $172,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2006 - $830,000; 2007 - $818,000; 2008 - $807,000; 2009 - $802,000; and 2010 - $698,000.

NOTE 6:	TIME DEPOSITS

Time deposits included approximately $364,177,000 and $356,926,000 of certificates of deposit of $100,000 or more, at December 31, 2005 and 2004, respectively. Brokered deposits were $50,725,000 at December 31, 2005. There were no brokered deposits at December 31, 2004. At December 31, 2005, time deposits with a remaining maturity of one year or more amounted to $222,579,000. Maturities of all time deposits are as follows: 2006 - $756,341,000; 2007 - $109,887,000; 2008 - $111,543,000; 2009 - $710,000; 2010 - $439,000; and none thereafter.

Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 7:	INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	2005	2004	2003
Income taxes currently payable	$11,161	$8,537	$10,772
Deferred income taxes	1,342	2,946	122

Provision for income taxes	$12,503	$11,483	$10,894

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

(In thousands)	2005	2004
Deferred tax assets
Allowance for loan losses	$8,329	$8,028
Valuation of foreclosed assets	74	189
Deferred compensation payable	1,109	989
FHLB advances	97	168
Vacation compensation	727	689
Loan interest	241	242
Available-for-sale securities	2,615	673
Other	363	202
	13,555	11,180
Deferred tax liabilities
Accumulated depreciation	(1,128)	(866)
Deferred loan fee income and expenses, net	(657)	(503)
FHLB stock dividends	(740)	(758)
Goodwill and core deposit premium amortization	(3,852)	(2,655)
Other	(807)	(627)
	(7,184)	(5,409)
Net deferred tax assets included in other assets on balance sheets	$6,371	$5,771

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)	2005	2004	2003

Computed at the statutory rate (35%)	$13,813	$12,575	$12,139
Increase (decrease) resulting from
Tax exempt income	(1,882)	(1,988)	(1,973)
Non-deductible interest	187	137	158
State income taxes	862	822	801
Other non-deductible expenses	86	112	57
Other differences, net	(563)	(175)	(288)

Actual tax provision	$12,503	$11,483	$10,894

NOTE 8:	SHORT-TERM AND LONG-TERM DEBT

Long-term debt at December 31, 2005, and 2004 consisted of the following components.

(In thousands)	2005	2004
Note Payable, due 2007, at a floating rate of
0.90% above the 30 day LIBOR rate, reset
monthly, unsecured	$4,000	$6,000
FHLB advances, due 2005 to 2023, 1.02% to 8.41%,
secured by residential real estate loans	52,090	57,733
Trust preferred securities, due 2033, fixed at 8.25%,
callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033, floating rate
of 2.80% above the three-month LIBOR rate,
reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033, fixed rate of 6.97%
through 2010, thereafter, at a floating rate of
2.80% above the three-month LIBOR rate, reset
quarterly, callable in 2010 without penalty	10,310	10,310

Total long-term debt	$87,020	$94,663

At December 31, 2005 the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $5.70 million with a weighted average rate of 4.62% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at December 31, 2005 are:

(In thousands)	Year	Annual Maturities
	2006	$13,020
	2007	11,440
	2008	7,164
	2009	5,396
	2010	5,396
	Thereafter	44,604

	Total	$87,020

NOTE 9:	CAPITAL STOCK

On May 25, 2004, the Company announced the adoption by the Board of Directors of a repurchase program. The program authorizes the repurchase of up to 5% of the outstanding Common Stock, or 733,485 shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

During the year ended December 31, 2005, the Company repurchased a total of 371,453 shares of stock with a weighted average repurchase price of $26.10 per share. There were 121,453 shares with a weighted average repurchase price of $26.31 per share repurchased under the plan, while there were 250,000 shares with a weighted average repurchase price of $26.00 per share repurchased in a separately negotiated private transaction outside the plan.

NOTE 10:	TRANSACTIONS WITH RELATED PARTIES

At December 31, 2005 and 2004, the subsidiary banks had extensions of credit to executive officers, directors and to companies in which the banks' executive officers or directors were principal owners, in the amount of $61.5 million in 2005 and $55.3 million in 2004.

(In thousands)	2005	2004
Balance, beginning of year	$55,293	$42,359
New extensions of credit	26,328	39,013
Repayments	(20,077)	(26,079)

Balance, end of year	$61,544	$55,293

In management's opinion, such loans and other extensions of credit and deposits (which were not material) were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these extensions of credit did not involve more than the normal risk of collectability or present other unfavorable features.

NOTE 11:	EMPLOYEE BENEFIT PLANS

The Company’s 401(k) retirement plan covers substantially all employees. Contribution expense totaled $505,000, $408,000 and $372,000, in 2005, 2004 and 2003, respectively.

The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees. Contribution expense totaled $2,258,000 for 2005, $2,153,000 for 2004 and $1,826,000 for 2003.

The Company also has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $306,000 for 2005, $130,000 for 2004 and $164,000 for 2003. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

The Board of Directors has adopted incentive and nonqualified stock option plans. Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options granted to officers and other key employees. Additionally, 5,620 shares and 2,000 shares of the Company’s Common Stock were granted and issued as bonus shares of restricted stock, during the years ended December 31, 2005 and 2004, respectively. No additional shares of Common Stock of the Company were granted and issued to executive officers of the Company as bonus shares of restricted stock, during the year ended December 31, 2003.

On December 12, 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options previously awarded under the Company’s stock option plans. As a result of the acceleration, 52,460 stock options with a range of exercise prices between $15.65 and $24.50 per share became exercisable on December 31, 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock agreements governing the underlying stock options remain unchanged.

The accelerated options represent approximately 8.6% of the total of all outstanding options to purchase the Company’s common stock. Under SFAS No. 123, Share-Based Payment (Revised 2004), the Company will be required to recognize the expense associated with outstanding unvested stock options beginning in the first quarter of 2006. As a result of the acceleration, the Company expects to reduce the stock option expense that it would otherwise be required to record in connection with the accelerated options.

The table below summarizes the transactions under the Company's stock option plans (split adjusted) at December 31, 2005, 2004 and 2003 and changes during the years then ended:

	2005		2004		2003
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price

Outstanding, beginning of year	676	$14.00	698	$13.00	766	$13.00
Granted	40	24.53	68	23.85	–	–
Forfeited/Expired	(1)	22.63	(21)	12.89	(10)	22.63
Exercised	(106)	13.46	(69)	14.05	(58)	11.47

Outstanding, end of year	609	14.77	676	14.00	698	13.00

Exercisable, end of year	595	$14.55	535	$13.25	513	$13.27

The following table summarizes information about stock options (split adjusted) under the plans outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (000)	Weighted Average Exercise Price
$10.56 to $10.56	22	2 Years	$10.56	22	$10.56
$12.13 to $12.22	352	2 Years	$12.13	352	$12.13
$13.50 to $13.50	90	2 Years	$13.50	90	$13.50
$15.35 to $16.88	23	2 Years	$15.90	23	$15.90
$22.63 to $27.67	122	5 Years	$23.92	108	$23.89

The Company adopted the provisions of SFAS No. 123, Share-Based Payment (Revised 2004), on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See Note 17, New Accounting Standards, for additional information.

NOTE 12:	ADDITIONAL CASH FLOW INFORMATION

In connection with cash acquisitions accounted for using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2005	2004	2003
Liabilities assumed	$2,156	$152,955	$129,878
Fair value of assets acquired	311	159,637	118,482
Cash received (disbursed)	1,845	(6,682)	11,396
Funds acquired	100	3,739	1,150
Net funds received (disbursed)	$1,945	$(2,943)	$12,546
Additional cash payment information
Interest paid	$41,007	$30,245	$30,272
Income taxes paid	11,232	10,090	10,389

NOTE 13:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2005	2004	2003
Professional services	$2,201	$2,029	$1,999
Postage	2,281	2,256	2,024
Telephone	1,847	1,784	1,498
Credit card expense	2,693	2,374	2,679
Operating supplies	1,555	1,528	1,488
Amortization of core deposit premiums	830	791	172
Write off of deferred debt issuance cost	–	771	–
Other expense	10,839	10,543	9,461
Total	$22,246	$22,076	$19,321

The Company had aggregate annual equipment rental expense of approximately $481,000 in 2005, $406,000 in 2004 and $302,000 in 2003. The Company had aggregate annual occupancy rental expense of approximately $1,111,000 in 2005, $1,079,000 in 2004 and $942,000 in 2003.

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

	December 31, 2005		December 31, 2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$101,573	$101,573	$153,731	$153,731
Held-to-maturity securities	150,299	149,173	151,264	152,432
Available-for-sale securities	371,490	371,490	390,794	390,794
Assets held in trading accounts	4,631	4,631	4,916	4,916
Mortgage loans held for sale	7,857	7,857	9,246	9,246
Interest receivable	18,754	18,754	14,248	14,248
Loans, net	1,691,184	1,702,119	1,544,868	1,549,486

Financial liabilities
Non-interest bearing transaction accounts	331,113	331,113	293,137	293,137
Interest bearing transaction accounts and
savings deposits	749,925	749,925	769,296	769,296
Time deposits	978,920	992,789	896,762	897,326
Federal funds purchased and securities
sold under agreements to repurchase	107,223	107,223	104,785	104,785
Short-term debt	8,031	8,023	2,373	2,369
Long-term debt	87,020	87,930	94,663	95,254
Interest payable	4,846	4,846	3,039	3,039

The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

NOTE 15:	SIGNIFICANT ESTIMATES AND CONCENTRATIONS

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

At December 31, 2005, the Company had outstanding commitments to extend credit aggregating approximately $194,614,000 and $429,442,000 for credit card commitments and other loan commitments, respectively. At December 31, 2004, the Company had outstanding commitments to extend credit aggregating approximately $188,399,000 and $339,866,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $4,573,000 and $16,684,000 at December 31, 2005 and 2004, respectively, with terms ranging from 90 days to three years. The Company’s deferred revenue under standby letter of credit agreements was approximately $43,000 and $85,000 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 17:	NEW ACCOUNTING STANDARDS

SFAS No. 123, Share-Based Payment (Revised 2004), establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize total compensation cost of approximately $20,000 during 2006, in accordance with the accounting requirements of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards after the adoption of SFAS 123R.

SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3, establishes unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under FAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

FASB Staff Position (FSP) No, 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect ESP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

NOTE 18:	CONTINGENT LIABILITIES

The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries. However, on October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the Banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. The Company has filed a Motion to Dismiss. At this time, it appears remote that this matter will constitute a material loss to the Company or the Banks. The Banks continue to vigorously defend the claims asserted in the suit.

NOTE 19:	STOCKHOLDERS' EQUITY

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2005, the Company subsidiaries had approximately $15.0 million in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2005, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s most significant subsidiaries are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio-%	Amount	Ratio-%	Amount		Ratio-%

As of December 31, 2005
Total Risk-Based Capital Ratio
Simmons First National Corporation	$235,316	13.5	$139,447	8.0	$	N/A
Simmons First National Bank	95,633	11.5	66,527	8.0		83,159	10.0
Simmons First Bank of Jonesboro	21,806	10.9	16,004	8.0		20,006	10.0
Simmons First Bank of Russellville	22,096	16.7	10,585	8.0		13,231	10.0
Simmons First Bank of Northwest Arkansas	21,393	10.8	15,847	8.0		19,808	10.0
Simmons First Bank of El Dorado	18,158	14.6	9,950	8.0		12,437	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	213,167	12.3	69,323	4.0		N/A
Simmons First National Bank	87,353	10.5	33,277	4.0		49,916	6.0
Simmons First Bank of Jonesboro	19,294	9.6	8,039	4.0		12,059	6.0
Simmons First Bank of Russellville	20,444	15.5	5,276	4.0		7,914	6.0
Simmons First Bank of Northwest Arkansas	18,917	9.6	7,882	4.0		11,823	6.0
Simmons First Bank of El Dorado	16,628	13.4	4,964	4.0		7,445	6.0
Leverage Ratio
Simmons First National Corporation	213,167	8.6	99,147	4.0		N/A
Simmons First National Bank	87,353	7.4	47,218	4.0		59,022	5.0
Simmons First Bank of Jonesboro	19,294	7.4	10,429	4.0		13,036	5.0
Simmons First Bank of Russellville	20,444	11.2	7,301	4.0		9,127	5.0
Simmons First Bank of Northwest Arkansas	18,917	7.3	10,365	4.0		12,957	5.0
Simmons First Bank of El Dorado	16,628	7.9	8,419	4.0		10,524	5.0
As of December 31, 2004
Total Risk-Based Capital Ratio
Simmons First National Corporation	$222,678	14.0	$127,245	8.0	$	N/A
Simmons First National Bank	90,587	11.5	63,017	8.0		78,771	10.0
Simmons First Bank of Jonesboro	19,769	11.2	14,121	8.0		17,651	10.0
Simmons First Bank of Russellville	21,393	17.8	9,615	8.0		12,019	10.0
Simmons First Bank of Northwest Arkansas	19,868	11.5	13,821	8.0		17,277	10.0
Simmons First Bank of El Dorado	17,364	15.2	9,139	8.0		11,424	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	202,325	12.7	63,724	4.0		N/A
Simmons First National Bank	82,844	10.6	31,262	4.0		46,893	6.0
Simmons First Bank of Jonesboro	17,556	9.9	7,093	4.0		10,640	6.0
Simmons First Bank of Russellville	19,929	16.6	4,802	4.0		7,203	6.0
Simmons First Bank of Northwest Arkansas	17,699	10.2	6,941	4.0		10,411	6.0
Simmons First Bank of El Dorado	15,930	13.9	4,584	4.0		6,876	6.0
Leverage Ratio
Simmons First National Corporation	202,325	8.5	95,212	4.0		N/A
Simmons First National Bank	82,844	7.0	47,339	4.0		59,174	5.0
Simmons First Bank of Jonesboro	17,556	7.6	9,240	4.0		11,550	5.0
Simmons First Bank of Russellville	19,929	11.4	6,993	4.0		8,741	5.0
Simmons First Bank of Northwest Arkansas	17,699	7.5	9,439	4.0		11,799	5.0
Simmons First Bank of El Dorado	15,930	7.8	8,169	4.0		10,212	5.0

NOTE 20:	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2005 and 2004

(In thousands)	2005	2004
ASSETS
Cash and cash equivalents	$4,853	$8,018
Investment securities	3,030	2,050
Investments in wholly-owned subsidiaries	265,714	257,851
Intangible assets, net	134	134
Premises and equipment	2,248	2,194
Other assets	6,173	7,105
TOTAL ASSETS	$282,152	$277,352

LIABILITIES
Long-term debt	$34,930	$36,930
Other liabilities	3,137	2,200
Total liabilities	38,067	39,130

STOCKHOLDERS’ EQUITY
Common stock	143	146
Surplus	53,723	62,826
Undivided profits	194,579	176,374
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of income tax credits of $2,615 at 2005
and $673 at 2004	(4,360)	(1,124)
Total stockholders’ equity	244,085	238,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,152	$277,352

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(In thousands)	2005	2004	2003
INCOME
Dividends from subsidiaries	$18,394	$15,650	$21,935
Other income	5,473	4,486	4,091
	23,867	20,136	26,026
	9,346	10,349	7,193
EXPENSE
Income before income taxes and equity in undistributed net income of subsidiaries	14,521	9,787	18,833
Provision for income taxes	(1,342)	(2,098)	(1,075)
Income before equity in undistributed net income of subsidiaries	15,863	11,885	19,908
Equity in undistributed net income of subsidiaries	11,099	12,561	3,882
NET INCOME	$26,962	$24,446	$23,790

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(In thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$26,962	$24,446	$23,790
Items not requiring (providing) cash
Depreciation and amortization	178	164	169
Deferred income taxes	(134)	149	(111)
Equity in undistributed income of bank subsidiaries	(11,099)	(12,561)	(3,882)
Changes in
Other assets	1,066	(646)	(67)
Other liabilities	936	(848)	963
Net cash provided by (used in) operating activities	17,909	10,704	20,862

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of premises and equipment	(232)	(113)	(134)
Purchase of subsidiary	–	(10,225)	–
Capital contribution to subsidiaries	–	–	(17,930)
Return of capital from subsidiary	–	–	6,032
Purchase of held-to-maturity securities	(1,530)	–	(20,008)
Proceeds from sale of investment securities	550	17,958	–
Net cash provided by (used in) investing activities	(1,212)	7,620	(32,040)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal reduction on long-term debt	(2,000)	(19,783)	(2,000)
Issuance of long-term debt	–	–	30,930
Dividends paid	(8,757)	(8,263)	(7,407)
Repurchase of common stock, net	(9,105)	(1,395)	(1,476)
Net cash provided by (used in) financing activities	(19,862)	(29,441)	20,047

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,165)	(11,117)	8,869

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,018	19,135	10,266

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,853	$8,018	$19,135

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

No items are reportable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICER OF THE COMPANY

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 11, 2006, to be filed pursuant to Regulation 14A on or about March 10, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 11, 2006, to be filed pursuant to Regulation 14A on or about March 10, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 11, 2006, to be filed pursuant to Regulation 14A on or about March 10, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 11, 2006, to be filed pursuant to Regulation 14A on or about March 10, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 11, 2006, to be filed pursuant to Regulation 14A on or about March 10, 2006.

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

10.10	Long-Term Executive Incentive Agreement, dated as of January 1, 2005, by and between the Company and J. Thomas May.*

14
Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 6253)).

31.1	Rule 13a-14(a)/15d-14(a) Certification - J. Thomas May, Chairman, President and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification - Robert A. Fehlman, Senior Vice President and Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - J. Thomas May, Chairman, President and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Robert A. Fehlman, Senior Vice President and Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2006	By:	/s/ John L. Rush
John L. Rush
Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 27, 2006.

Signature	Title

/s/ J. Thomas May	Chairman, President, Chief Executive Officer
J. Thomas May	and Director

/s/ Robert A. Fehlman	Senior Vice President and Chief Financial Officer
Robert A. Fehlman	(Principal Financial and Accounting Officer)

/s/ William E. Clark	Director
William E. Clark

/s/ Steven A. Cosse¢	Director
Steven A. Cosse¢

/s/ Lara F. Hutt, III	Director
Lara F. Hutt, III

/s/ George A. Makris, Jr.	Director
George A. Makris, Jr.

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Harry L. Ryburn	Director
Harry L. Ryburn

/s/ Henry F. Trotter, Jr.	Director
Henry F. Trotter, Jr.