Form 10-Q
period 2006-03-31
SIMMONS FIRST NATIONAL CORP
filed 2006-05-10
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas (State or other jurisdiction of incorporation or organization)	71-0407808 (I.R.S. Employer Identification No.)

501 Main Street, Pine Bluff, Arkansas  71601
(Address of principal executive offices) (Zip Code)

870-541-1000
(Registrant's telephone number, including area code)

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  ☐ Yes ☒ No

The number of shares outstanding of the Registrant’s Common Stock as of April 26, 2006 was 14,265,068.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2006

Part I: Financial Information
Item 1: Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005

ASSETS

(In thousands, except share data)	March 31, 2006	December 31, 2005
	(Unaudited)
Cash and non-interest bearing balances due from banks	$89,400	$75,461
Interest bearing balances due from banks	34,200	14,397
Federal funds sold	8,620	11,715
Cash and cash equivalents	132,220	101,573

Investment securities	529,350	521,789
Mortgage loans held for sale	6,853	7,857
Assets held in trading accounts	4,646	4,631
Loans	1,691,020	1,718,107
Allowance for loan losses	(26,463)	(26,923)
Net loans	1,664,557	1,691,184

Premises and equipment	65,040	63,360
Foreclosed assets held for sale, net	1,666	1,540
Interest receivable	17,066	18,754
Bank owned life insurance	33,570	33,269
Goodwill	60,605	60,605
Core deposit premiums	4,822	5,029
Other assets	18,075	14,177

TOTAL ASSETS	$2,538,470	$2,523,768

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	March 31, 2006	December 31, 2005
LIABILITIES	(Unaudited)

Non-interest bearing transaction accounts	$328,477	$331,113
Interest bearing transaction accounts and savings deposits	757,368	749,925
Time deposits	1,007,811	978,920
Total deposits	2,093,656	2,059,958
Federal funds purchased and securities sold
under agreements to repurchase	91,817	107,223
Short-term debt	2,245	8,031
Long-term debt	83,093	87,020
Accrued interest and other liabilities	22,448	17,451
Total liabilities	2,293,259	2,279,683

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized
30,000,000 shares, 14,264,144 issued and outstanding
at 2006 and 14,326,923 at 2005	143	143
Surplus	51,380	53,723
Undivided profits	198,287	194,579
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities,
net of income tax credits of $2,758 at 2006 and $2,615 at 2005	(4,599)	(4,360)
Total stockholders’ equity	245,211	244,085
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,538,470	$2,523,768

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
(In thousands, except per share data)	2006	2005
	(Unaudited)
INTEREST INCOME
Loans	$30,087	$25,413
Federal funds sold	175	327
Investment securities	4,830	4,574
Mortgage loans held for sale	100	119
Assets held in trading accounts	25	25
Interest bearing balances due from banks	297	196
TOTAL INTEREST INCOME	35,514	30,654

INTEREST EXPENSE
Deposits	11,268	6,913
Federal funds purchased and securities sold
under agreements to repurchase	1,104	545
Short-term debt	96	14
Long-term debt	1,094	1,089
TOTAL INTEREST EXPENSE	13,562	8,561

NET INTEREST INCOME	21,952	22,093
Provision for loan losses	1,708	2,221
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	20,244	19,872

NON-INTEREST INCOME
Trust income	1,367	1,385
Service charges on deposit accounts	3,763	3,414
Other service charges and fees	658	584
Income on sale of mortgage loans, net of commissions	676	682
Income on investment banking, net of commissions	107	58
Credit card fees	2,458	2,340
Premiums on sale of student loans	736	634
Bank owned life insurance income	301	94
Other income	546	880
TOTAL NON-INTEREST INCOME	10,612	10,071

NON-INTEREST EXPENSE
Salaries and employee benefits	13,505	12,831
Occupancy expense, net	1,520	1,436
Furniture and equipment expense	1,418	1,449
Loss on foreclosed assets	33	48
Deposit insurance	69	73
Other operating expenses	5,580	5,578
TOTAL NON-INTEREST EXPENSE	22,125	21,415
INCOME BEFORE INCOME TAXES	8,731	8,528
Provision for income taxes	2,743	2,668
NET INCOME	$5,988	$5,860
BASIC EARNINGS PER SHARE	$0.42	$0.41
DILUTED EARNINGS PER SHARE	$0.41	$0.40

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005

(In thousands)	March 31, 2006	March 31, 2005
OPERATING ACTIVITIES	(Unaudited)
Net income	$5,988	$5,860
Items not requiring (providing) cash
Depreciation and amortization	1,657	1,344
Provision for loan losses	1,708	2,221
Net amortization (accretion) of investment securities	115	344
Deferred income taxes	(414)	(112)
Bank owned life insurance income	(301)	(94)
Changes in
Interest receivable	1,688	(1,028)
Mortgage loans held for sale	1,004	(2,395)
Assets held in trading accounts	(16)	198
Other assets	(3,897)	(643)
Accrued interest and other liabilities	2,015	868
Income taxes payable	3,157	2,780
Net cash provided (used) by operating activities	12,704	9,343

INVESTING ACTIVITIES
Net originations of loans	24,477	(19,774)
Purchases of premises and equipment, net	(3,130)	(1,610)
Proceeds from sale of foreclosed assets	316	2,859
Proceeds from maturities of available-for-sale securities	8,480	15,382
Purchases of available-for-sale securities	(17,700)	(39,335)
Proceeds from maturities of held-to-maturity securities	12,230	13,887
Purchases of held-to-maturity securities	(10,686)	(10,342)
Net cash provided (used) by investing activities	13,987	(38,933)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	33,698	49,166
Net proceeds (repayments) of short-term debt	(5,786)	(1,466)
Dividends paid	(2,280)	(2,159)
Proceeds from issuance of long-term debt	–	562
Repayment of long-term debt	(3,927)	(2,712)
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	(15,406)	(14,794)
Repurchase of common stock, net	(2,343)	(6,513)
Net cash provided (used) by financing activities	3,956	22,084

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,647	(7,506)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	101,573	153,731
CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,220	$146,225

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2006 and 2005

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (loss)	Undivided Profits	Total

Balance, December 31, 2004	$146	$62,826	$(1,124)	$176,374	238,222
Comprehensive income
Net income	–	–	–	5,860	5,860
Change in unrealized depreciation on
available- for-sale securities, net of income tax credit of $1,882	–	–	(3,138)	–	(3,138)
Comprehensive income					2,722
Exercise of stock options - 26,080 shares	–	397	–	–	397
Securities exchanged under stock option plan	–	(126)	–	–	(126)
Repurchase of common stock - 261,500 shares	(2)	(6,782)	–	–	(6,784)
Dividends paid - $0.15 per share	–	–	–	(2,159)	(2,159)

Balance, March 31, 2005 (Unaudited)	144	56,315	(4,262)	180,075	232,272
Comprehensive income
Net income	–	–	–	21,102	21,102
Change in unrealized depreciation on
available-for-sale securities, net of income tax credit of $60	–	–	(98)	–	(98)
Comprehensive income					21,004
Stock issued as bonus shares - 5,620 shares	–	138	–	–	138
Exercise of stock options - 80,340 shares	1	1,035	–	–	1,036
Securities exchanged under
employee stock option plan	–	(862)	–	–	(862)
Repurchase of common stock - 109,953 shares	(2)	(2,903)	–	–	(2,905)
Dividends paid - $0.46 per share	–	–	–	(6,598)	(6,598)

Balance, December 31, 2005	143	53,723	(4,360)	194,579	244,085
Comprehensive income
Net income	–	–	–	5,988	5,988
Change in unrealized depreciation on
available-for-sale securities, net of income tax credit of $143	–	–	(239)	–	(239)
Comprehensive income					5,749
Stock issued as bonus shares - 2,500 shares	–	73	–	–	73
Exercise of stock options - 45,980 shares	1	728	–	–	729
Securities exchanged under stock option plan	–	(627)	–	–	(627)
Repurchase of common stock - 89,500 shares	(1)	(2,517)	–	–	(2,518)
Dividends paid - $0.16 per share	–	–	–	(2,280)	(2,280)
Balance, March 31, 2006 (Unaudited)	$143	$51,380	$(4,599)	$198,287	$245,211

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

All adjustments made to the unaudited financial statements were of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior year amounts are reclassified to conform to current year classification. The consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2005 filed with the Securities and Exchange Commission.

On January 1, 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (Revised 2004). See Note 12 - Stock Based Compensation for additional information. There have been no other significant changes to the Company’s accounting policies from the 2005 Form 10-K.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three months ended March 31, 2006 and 2005.

(In thousands, except per share data)	2006	2005
Net Income	$5,988	$5,860

Average common shares outstanding	14,265	14,451
Average potential dilutive common shares	274	327
Average diluted common shares	14,539	14,778

Basic earnings per share	$0.42	$0.41
Diluted earnings per share	$0.41	$0.40

NOTE 2: ACQUISITIONS

On November 1, 2005, the Company completed a branch purchase in which Simmons First National Bank, a subsidiary of the Company, acquired from Bank of Little Rock its Southwest Little Rock, Arkansas location at 8500 Geyer Springs Road. The acquisition included approximately $3.5 million in total deposits in addition to the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $151,000 and $31,000, respectively.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31, 2006				December 31, 2005
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-Maturity
U.S. Treasury	$1,003	$–	$(17)	$986	$1,004	$–	$(20)	$984
U.S. Government
agencies	32,000	–	(516)	31,484	28,000	–	(473)	27,527
Mortgage-backed
securities	180	6	(1)	185	187	3	–	190
State and political
subdivisions	113,512	522	(1,138)	112,896	117,148	662	(1,298)	116,512
Other securities	2,038	–	–	2,038	3,960	–	–	3,960

	$148,733	$528	$(1,672)	$147,589	$150,299	$665	$(1,791)	$149,173

Available-for-Sale
U.S. Treasury	$10,292	$–	$(91)	$10,201	$10,989	$–	$(102)	$10,887
U.S. Government
agencies	358,598	25	(7,935)	350,688	348,570	35	(7,615)	340,990
Mortgage-backed
securities	3,355	1	(92)	3,264	3,392	9	(92)	3,309
State and political
subdivisions	2,120	19	–	2,139	3,014	39	–	3,053
Other securities	13,662	663	–	14,325	12,561	690	–	13,251
	$388,027	$708	$(8,118)	$380,617	$378,526	$773	$(7,809)	$371,490

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $406,211,000 at March 31, 2006 and $411,580,000 at December 31, 2005.

The book value of securities sold under agreements to repurchase amounted to $64,417,000 and $67,778,000 for March 31, 2006 and December 31, 2005, respectively.

Income earned on securities for the three months ended March 31, 2006 and 2005, is as follows:

(In thousands)	2006	2005
Taxable
Held-to-maturity	$319	$238
Available-for-sale	3,352	3,116

Non-taxable
Held-to-maturity	1,120	1,165
Available-for-sale	39	55

Total	$4,830	$4,574

Maturities of investment securities at March 31, 2006 are as follows:

	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$19,827	$19,720	$114,498	$113,011
After one through five years	55,619	55,325	197,210	192,406
After five through ten years	65,847	65,093	60,411	58,703
After ten years	6,331	6,342	2,246	2,172
Other securities	1,109	1,109	13,662	14,325

Total	$148,733	$147,589	$388,027	$380,617

There were no realized gains or losses as of March 31, 2006 and 2005.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories are summarized as follows:

(In thousands)	March 31, 2006	December 31, 2005
Consumer
Credit cards	$129,833	$143,058
Student loans	91,090	89,818
Other consumer	140,958	138,051
Real Estate
Construction	242,145	238,898
Single family residential	341,790	340,839
Other commercial	473,559	479,684
Commercial
Commercial	181,174	184,920
Agricultural	59,944	68,761
Financial institutions	16,158	20,499
Other	14,369	13,579

Total loans before allowance for loan losses	$1,691,020	$1,718,107

As of March 31, 2006, credit card loans, which are unsecured, were $129,833,000, or 7.7% of total loans versus $143,058,000, or 8.3% of total loans at December 31, 2005. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At March 31, 2006 and December 31, 2005, impaired loans totaled $13,235,000 and $14,804,000, respectively. All impaired loans had either specific or general allocations within the allowance for loan losses. Allocations of the allowance for loan losses relative to impaired loans were $3,225,000 at March 31, 2006 and $3,868,000 at December 31, 2005. Approximately $122,000 and $97,000 of interest income was recognized on average impaired loans of $14,020,000 and $16,375,000 as of March 31, 2006 and 2005, respectively. Interest recognized on impaired loans on a cash basis during the first three months of 2006 and 2005 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	March 31, 2006	December 31, 2005

Balance, beginning of year	$26,923	$26,508
Additions
Provision charged to expense	1,708	2,221
	28,631	28,729
Deductions
Losses charged to allowance, net of recoveries
of $691 and $657 for the first three months of
2006 and 2005, respectively	643	2,307
Reclassification of reserve related to unfunded commitments(1)	1,525	--

Balance, March 31	$26,463	26,422

Additions
Provision charged to expense		5,305

Deductions
Losses charged to allowance, net of recoveries
of $3,159 for the last nine months of 2005		4,804

Balance, end of year		$26,923

(1)	As of March 31, 2006, the reserve for unfunded commitments has been reclassified from the allowance for loan losses to other liabilities.

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at March 31, 2006 and December 31, 2005, were as follows:

(In thousands)	March 31, 2006	December 31, 2005

Gross carrying amount	$7,246	$7,246
Accumulated amortization	(2,424)	(2,217)

Net core deposit premiums	$4,822	$5,029

Core deposit premium amortization expense recorded for the three months ended March 31, 2006 and 2005, was $207,000 and $208,000, respectively. The Company’s estimated amortization expense for the remainder of 2006 is $623,000, and for each of the following four years is: 2007 - $818,000; 2008 - $807,000; 2009 - $802,000; and 2010 - $698,000.

NOTE 6: TIME DEPOSITS

Time deposits include approximately $389,021,000 and $364,177,000 of certificates of deposit of $100,000 or more at March 31, 2006 and December 31, 2005 respectively.

NOTE 7: INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	March 31, 2006	March 31, 2005

Income taxes currently payable	$3,157	$2,780
Deferred income taxes	(414)	(112)

Provision for income taxes	$2,743	$2,668

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	March 31, 2006	December 31, 2006

Deferred tax assets
Allowance for loan losses	$8,791	$8,329
Valuation of foreclosed assets	74	74
Deferred compensation payable	1,152	1,109
FHLB advances	84	97
Vacation compensation	737	727
Loan interest	241	241
Available-for-sale securities	2,758	2,615
Other	216	363
	14,053	13,555

Deferred tax liabilities
Accumulated depreciation	(1,000)	(1,128)
Deferred loan fee income and expenses, net	(698)	(657)
FHLB stock dividends	(779)	(740)
Goodwill and core deposit premium amortization	(807)	(807)
Other	(3,840)	(3,852)
Total deferred tax liabilities	(7,124)	(7,184)

Net deferred tax assets included in other
assets on balance sheets	$6,929	$6,371

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	March 31, 2006	March 31, 2005

Computed at the statutory rate (35%)	$3,056	$2,985

Increase (decrease) resulting from:
Tax exempt income	(455)	(480)
Other differences, net	142	163

Actual tax provision	$2,743	$2,668

NOTE 8: SHORT-TERM AND LONG-TERM DEBT

Long-term debt at March 31, 2006 and December 31, 2005, consisted of the following components:

(In thousands)	March 31, 2006	December 31, 2005

Note Payable, due 2007, at a floating rate of
0.90% above the 30 day LIBOR rate, reset
monthly, unsecured	$4,000	$4,000
FHLB advances, due 2006 to 2024, 2.12% to 8.41%
secured by residential real estate loans	48,163	52,090
Trust preferred securities, due 2033,
fixed at 8.25%, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
floating rate of 2.80% above the three-month LIBOR
rate, reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310

	$83,093	$87,020

At March 31, 2006 the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $2.0 million with a weighted average rate of 4.79% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at March 31, 2006 are:

(In thousands)	Year	Annual Maturities

	2006	$9,234
	2007	9,955
	2008	9,814
	2009	5,656
	2010	2,326
	Thereafter	46,108

	Total	$83,093

NOTE 9: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries. However, on October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. The Company has filed a Motion to Dismiss. The plaintiffs have been granted additional time to discover any evidence for litigation. At this time, no basis for any material liability has been identified. The Company and the Banks plan to vigorously defend the claims asserted in the suit.

NOTE 10: CAPITAL STOCK

On May 25, 2004, the Company announced the adoption by the Board of Directors of a stock repurchase program. The program authorizes the repurchase of up to 5% of the outstanding Common Stock, or 733,485 shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock dividends and general corporate purposes.

During the three-month period ended March 31, 2006, the Company repurchased 89,500 shares of stock under the repurchase plan with a weighted average repurchase price of $28.12 per share. Under the current stock repurchase plan, the Company can repurchase an additional 454,567 shares.

NOTE 11: UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At March 31, 2006, the bank subsidiaries had approximately $10 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of March 31, 2006, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's “total risk-based capital” ratio was 13.78% at March 31, 2006.

NOTE 12: STOCK BASED COMPENSATION

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No.25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. As stated in Note 1 - Significant Accounting Policies, the Company adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to fair-value based accounting for stock based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006, will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.

Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For all awards except stock option awards, the grant date fair value is the market value per share as of the grant date. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options.

As a result of applying the provisions of SFAS 123R during the three months ended March 31, 2006, the Company recognized additional stock-based compensation expense related to stock options of $4,210. The increase in stock-based compensation expense related to stock options during the three months ended March 31, 2006, resulted in no change in basic or diluted earnings per share.

Stock-based compensation expense totaled $14,614 and $10,404 during the three months ended March 31, 2006 and 2005. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. Unrecognized stock-based compensation expense related to stock options totaled $71,897 at March 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.56 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $512,996 at March 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.79 years.

The following pro forma information presents net income and earnings per share for the three months ended March 31, 2005, as if the fair value method of SFAS 123R had been applied.

Three Months Ended
(In thousands, except per share data)	March 31, 2005
Net income, as reported	$5,860
Add: Stock-based employee compensation included
in reported net income, net of related tax effects	7
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(72)
Pro forma net income	$5,795
Earnings per share:
Basic - as reported	$0.41
Basic - pro forma	$0.40

Diluted - as reported	$0.40
Diluted - pro forma	$0.39

The Company’s Board of Directors has adopted various stock compensation plans. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and bonus stock awards. Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options or awarding of bonus shares granted to officers and other key employees.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeitures are estimated at the time of grant, and are based partially on historical experience.

The table below summarizes the transactions under the Company's stock option plans for the three months ended March 31, 2006:

(In thousands, except per share data)	Shares	Weighted Average Exercisable Price

Outstanding, beginning of quarter	609	$14.77
Granted	--	--
Forfeited/Expired	(27)	13.50
Exercised	(46)	15.85

Outstanding, end of quarter	536	$14.76

Exercisable at March 31, 2006	522	$14.52

Total intrinsic value of options exercised for the three months ended March 31, 2006, was $639,581. No options were granted during the three months ended March 31, 2006. As of March 31, 2006, there was $584,893 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.77 years.

NOTE 13: ADDITIONAL CASH FLOW INFORMATION
	Three Months Ended March 31,

(In thousands)	2006	2005

Interest paid	$13,440	$8,158
Income taxes paid	$0	$0

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

At March 31, 2006, the Company had outstanding commitments to extend credit aggregating approximately $207,767,000 and $478,806,000 for credit card commitments and other loan commitments, respectively. At December 31, 2005, the Company had outstanding commitments to extend credit aggregating approximately $194,614,000 and $429,442,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $3,701,000 and $4,573,000 at March 31, 2006 and December 31, 2005, respectively, with terms ranging from 90 days to three years. At March 31, 2006 and December 31, 2005 the Company’s deferred revenue under standby letter of credit agreements is approximately $11,000 and $43,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 15, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP BKD, LLP

Pine Bluff, Arkansas
May 5, 2006

Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Simmons First National Corporation recorded earnings of $5,988,000, or $0.41 diluted earnings per share for the first quarter of 2006, compared to earnings of $5,860,000, or $0.40 diluted earnings per share for same period in 2005. This represents a $128,000, or 2.2% increase in the first quarter 2006 earnings over 2005. From March 31, 2005 to March 31, 2006, diluted earnings per share increased by $0.01, or 2.5%. Return on average assets and return on average stockholders’ equity for the three-month period ended March 31, 2006, was 0.96% and 9.87%, compared to 0.97% and 10.04%, respectively, for the same period in 2005. On a quarter over quarter basis, the increase in earnings is primarily attributable to continued growth in the loan portfolio, an increase in non-interest income, disciplined expense control, and a reduced provision for loan losses resulting from improvements in asset quality.

Asset quality remained strong through March 31, 2006, continuing the trend of the past several quarters. The non-performing assets ratio was 62 basis points and 58 basis points at March 31, 2006 and December 31, 2005, respectively. Non-performing loans to total loans were 52 basis points at the end of the quarter, compared to 49 basis points at December 31, 2005. The allowance for loan losses equaled 301% of non-performing loans as of March 31, 2006, compared to 319% as of year-end 2005. The allowance for loan losses as a percent of total loans equaled 1.56% and 1.57 % as of March 31, 2006 and December 31, 2005, respectively.

Annualized net charge-offs to total loans for the first quarter of 2006 were 15 basis points. Excluding credit cards, annualized net charge-offs to total loans were 7 basis points. The credit card annualized net charge-offs as a percent of the credit card portfolio were 1.07% for the quarter ended March 31, 2006, more than 400 basis points below the industry average. Credit card charge-offs increased during the fourth quarter of 2005 due to the new bankruptcy law that went into effect in October. While bankruptcy filings have declined significantly from fourth quarter highs, the Company does not expect that the first quarter results will be maintained throughout the year, but that credit card charge-offs will gradually return to a normalized level of approximately 2.50%.

Total assets for the Company at March 31, 2006, were $2.538 billion, an increase of $14.7 million, or 0.6% from December 31, 2005. Stockholders’ equity at the end of the first quarter of 2006 was $245.2 million, a $1.1million, or 0.5% increase from December 31, 2005.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 82 offices, of which 80 are financial centers, located in 46 communities.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. Financial Accounting Standards Board Statement No. 142 and No. 147 eliminated the amortization for these assets as of January 1, 2002. While goodwill is not amortized, impairment testing of goodwill is performed annually, or more frequently if certain conditions occur. The Company did not record impairment of goodwill in 2006 or 2005.

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

Employee Benefit Plans

The Company has a stock-based employee compensation plan. In December 2004, FASB issued SFAS No. 123, Share-Based Payment (Revised 2004), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. As discussed in Note 12 - Stock-Based Compensation in the accompanying notes to consolidated financial statements included elsewhere in this report, the standard requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. SFAS 123R became effective and was adopted by the Company on January 1, 2006.

ACQUISITIONS

On November 1, 2005, the Company completed a branch purchase in which Simmons First National Bank, a subsidiary of the Company, acquired from Bank of Little Rock its Southwest Little Rock, Arkansas location at 8500 Geyer Springs Road. The acquisition included approximately $3.5 million in total deposits in addition to the fixed assets used in the branch operation. No loans were involved in the transaction. As a result of this transaction, the Company recorded additional goodwill and core deposit premiums of $151,000 and $31,000, respectively.

The systems integration for the 2005 acquisition was completed on the acquisition date.

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

For the three-month period ended March 31, 2006, net interest income on a fully taxable equivalent basis was $22.7 million, a decrease of $200,000, or 0.9%, from the same period in 2005. The decrease in net interest income was the result of a $5.0 million increase in interest expense offset by a $4.8 million increase in interest income.

The $5.0 million increase in interest expense primarily is the result of a 97 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment, coupled with a $52.8 million increase in average interest bearing liabilities generated through internal growth. The higher interest rates accounted for a $4.6 million increase in interest expense. The most significant component of this increase was the $3.0 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result of this repricing, the average rate paid on time deposits increased 124 basis points from 2.31% to 3.55%. The higher level of average interest bearing liabilities resulted in a $1.0 million increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $46.6 million from internal deposit growth and $15.6 million from fed funds purchased and short-term debt, offset by a $9.4 million reduction in average long-term debt.

The $4.8 million increase in interest income primarily is the result of internal growth in loans along with a 73 basis point increase in yield on earning assets associated with the repricing to a higher interest rate environment. The growth in average interest earning assets resulted in a $1.4 million improvement in interest income. The higher interest rates accounted for a $3.4 million increase in interest income. More specifically, $2.6 million of the increase is associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate earned on the loan portfolio increased 65 basis points from 6.56% to 7.21%.

Net Interest Margin

The Company’s net interest margin decreased 12 basis points to 4.05% for the three-month period ended March 31, 2006, when compared to 4.17% for the same period in 2005. This decrease in the net interest margin can be primarily attributed to the following. First, one of the Company’s higher yielding products, credit card loans, decreased approximately $12.0 million from March 31, 2005 to March 31, 2006, resulting in a negative margin impact of approximately 5 basis points. The remainder of the margin compression was due to the increase in the cost of funds resulting from deposit repricing, coupled with the effect of the flat yield curve. The Company expects to see continuing competitive pressure in deposit repricing in the short term, and anticipates slight margin compression for the remainder of 2006.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2006 and 2005, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month periods ended March 31, 2006 versus March 31, 2005.

Table 1: Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Period Ended March 31,
($ in thousands)	2006	2005

Interest income	$35,514	$30,654
FTE adjustment	780	839
Interest income - FTE	36,294	31,493
Interest expense	13,562	8,561

Net interest income - FTE	$22,732	$22,932

Yield on earning assets - FTE	6.46%	5.73%
Cost of interest bearing liabilities	2.83%	1.84%
Net interest spread - FTE	3.63%	3.89%
Net interest margin - FTE	4.05%	4.17%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

March 31,
(In thousands)	2006 vs. 2005

Increase due to change in earning assets	$1,382
Increase due to change in earning asset yields	3,419
Decrease due to change in interest bearing liabilities	(406)
Decrease due to change in interest rates paid on
interest bearing liabilities	(4,595)

Decrease in net interest income	$(200)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the periods ended March 31, 2006 and 2005. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2006			2005
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$27,968	$297	4.31	$35,027	$196	2.27
Federal funds sold	16,235	175	4.37	52,022	327	2.55
Investment securities - taxable	409,399	3,671	3.64	429,674	3,353	3.16
Investment securities - non-taxable	116,325	1,854	6.46	124,439	1,977	6.44
Mortgage loans held for sale	6,570	100	6.17	8,532	119	5.66
Assets held in trading accounts	4,632	25	2.19	4,234	25	2.39
Loans	1,696,855	30,172	7.21	1,575,329	25,496	6.56
Total interest earning assets	2,277,984	36,294	6.46	2,229,257	31,493	5.73
Non-earning assets	245,476			209,608
Total assets	$2,523,460			$2,438,865

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$747,046	$2,544	1.38	$771,301	$1,635	0.86
Time deposits	997,156	8,724	3.55	926,250	5,278	2.31
Total interest bearing deposits	1,744,202	11,268	2.62	1,697,551	6,913	1.65
Federal funds purchased and
securities sold under agreement
to repurchase	109,299	1,104	4.10	98,499	545	2.24
Other borrowed funds
Short-term debt	5,744	96	6.78	992	14	5.72
Long-term debt	83,961	1,094	5.28	93,365	1,089	4.73
Total interest bearing liabilities	1,943,206	13,562	2.83	1,890,407	8,561	1.84
Non-interest bearing liabilities
Non-interest bearing deposits	316,178			296,921
Other liabilities	18,012			14,711
Total liabilities	2,277,396			2,202,039
Stockholders’ equity	246,064			236,826
Total liabilities and
stockholders’ equity	$2,523,460			$2,438,865
Net interest spread			3.63			3.89
Net interest margin		$22,732	4.05		$22,932	4.17

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2006, as compared to the same period of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Period Ended March 31 2006 over 2005
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$(46)	$147	$101
Federal funds sold	(304)	152	(152)
Investment securities - taxable	(164)	482	318
Investment securities - non-taxable	(129)	6	(123)
Mortgage loans held for sale	(29)	10	(19)
Assets held in trading accounts	2	(2)	--
Loans	2,052	2,624	4,676

Total	1,382	3,419	4,801

Interest expense
Interest bearing transaction and
savings accounts	(53)	962	909
Time deposits	431	3,015	3,446
Federal funds purchased
and securities sold under
agreements to repurchase	66	493	559
Other borrowed funds
Short-term debt	78	4	82
Long-term debt	(116)	121	5

Total	406	4,595	5,001
Increase (decrease) in net
interest income	$976	$(1,176)	$(200)

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

The provision for the three-month period ended March 31, 2006, was $1.7 million, compared to the $2.2 million for the three-month period ended March 31, 2005. This $500,000 decrease in the provision for loan losses reflects the improvement in the Company’s asset quality from March 31, 2005 to March 31, 2006.

NON-INTEREST INCOME

Total non-interest income was $10.6 million for the three-month period ended March 31, 2006, compared to $10.1 million for the same period in 2005. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month period ended March 31, 2006 and 2005, respectively, as well as changes in 2006 from 2005.

Table 5: Non-Interest Income

	Period Ended March 31		2006 Change from
(In thousands)	2006	2005	2005
Trust income	$1,367	$1,385	$(18)	-1.30%
Service charges on deposit accounts	3,763	3,414	349	10.22
Other service charges and fees	658	584	74	12.67
Income on sale of mortgage loans,
net of commissions	676	682	(6)	-0.88
Income on investment banking,
net of commissions	107	58	49	84.48
Credit card fees	2,458	2,340	118	5.04
Premiums on sale of student loans	736	634	102	16.09
Bank owned life insurance income	301	94	207	220.21
Other income	546	880	(334)	-37.95

Total non-interest income	$10,612	$10,071	$541	5.37%

Recurring fee income for the three-month period ended March 31, 2006, was $8.2 million, an increase of $523,000, or 6.8% from the three-month period ended March 31, 2005. For the three-month period ended March 31, 2006, service charges on deposit accounts increased by $349,000 from the March 31, 2005 level, a 10.2% increase. The increase in service charges on deposit accounts for 2006 can be primarily attributed to normal growth in transaction accounts and improvement in the fee structure associated with the Company’s deposit accounts.

On April 29, 2005, the Company invested an additional $25 million in Bank Owned Life Insurance (“BOLI”). BOLI income increased by $207,000 for the three months ended March 31, 2006, compared to the same period in 2005. The increase was almost entirely attributable to this purchase.

Other non-interest income for the quarter ended March 31, 2006, was $546,000, a decrease of $334,000 over the quarter ended March 31, 2005. The decrease primarily resulted from a one-time distribution of approximately $250,000 the Company received in the first quarter of 2005 as part of the proceeds when Pulse EFT, a regional ATM switching network used by the Company, merged with Discover Financial Services. Also, a one-time $58,000 gain on sale of foreclosed assets was included in other non-interest income in the first quarter of 2005.

There were no gains or losses on sale of securities during the quarters ended March 31, 2006 and 2005.

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

Non-interest expense for the three-month month period ended March 31, 2006, was $22.1 million, an increase of $710,000, or 3.3% from the same period in 2005. This increase is primarily the result of an increase in normal ongoing operating expenses and the additional expense of approximately $400,000 associated with the operation of six new financial centers opened since the first quarter of 2005. Normalizing for the expansion expenses, non-interest expense for the first quarter of 2006 increased only 1.4% over the same period of 2005.

Credit card expense for the first quarter of 2006 increased by $110,000, or 17.4% over the same period in 2005, primarily due to the Company’s travel rewards program. Accumulated travel rewards expire after 36 months. The Company has introduced several new initiatives to make its product more competitive. The key initiative has been to move as many qualifying accounts as possible from the Company’s standard VISA product to its Platinum VISA Rewards product. The Company has converted approximately 15,000 accounts, or 50% of those targeted, to its Platinum card, which now is one of the most competitive products on the market. As a result of this conversion process, the Company should experience increased travel rewards expense in 2006.

Table 6 below shows non-interest expense for the three-month period ended March 31, 2006 and 2005, respectively, as well as changes in 2006 from 2005.

Table 6: Non-Interest Expense

	Period Ended March 31		2006 Change from
($ in thousands)	2006	2005	2005
Salaries and employee benefits	$13,505	$12,831	$674	5.25%
Occupancy expense, net	1,520	1,436	84	5.85
Furniture and equipment expense	1,418	1,449	(31)	-2.14
Loss on foreclosed assets	33	48	(15)	-31.25
Other operating expenses
Professional services	662	661	1	0.15
Postage	573	621	(48)	-7.73
Telephone	471	458	13	2.84
Credit card expenses	742	632	110	17.41
Operating supplies	404	407	(3)	-0.74
FDIC insurance	69	73	(4)	-5.48
Amortization of intangibles	207	207	--	--
Other expense	2,521	2,592	(71)	-2.74

Total non-interest expense	$22,125	$21,415	$710	3.32%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.697 billion and $1.575 billion during the first three months of 2006 and 2005, respectively. As of March 31, 2006, total loans were $1.691 billion, a decrease of $27.1 million from December 31, 2005. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $361.9 million at March 31, 2006, or 21.4% of total loans, compared to $370.9 million, or 21.6% of total loans at December 31, 2005. The consumer loan decrease from December 31, 2005 to March 31, 2006 is the result of the decline in the Company’s credit card portfolio.

As a general rule, the Company’s credit card portfolio experiences seasonal fluctuations, reaching its highest level during the fourth quarter, then dropping off with paydowns to its lowest level during the first quarter. Even so, the Company continues to experience significant competitive pressure from the credit card industry. Over the last three years, the credit card portfolio has decreased by approximately $10 to $12 million per year. In order to reverse this trend, the Company has introduced new initiatives to make the product more competitive. The primary initiative is to move as many qualifying accounts as possible from a standard VISA product to a Platinum VISA Rewards product. The Platinum card compares favorably with similar products in the market, carries a low fixed interest rate of 8.95%, and offers customers competitive rewards based on their purchases. The Company has converted over 15,000 accounts, or approximately 50% of the targeted accounts, to the Platinum card. As a result of this conversion process, the Company has been able to reduce the number of closed accounts.

While the Company believes its initiatives have resulted in a slowing in the number of accounts closed, the average outstanding balance per account has decreased. The decrease in outstanding balance per account appears to be an industry-wide challenge attributable to home equity borrowings and, according to a recent national article, an increase in the use of multiple accounts per borrower. This trend has resulted in a continued decline in the Company’s outstanding credit card portfolio on a quarter over quarter basis.

As a continuation of efforts to stabilize its credit card portfolio, the Company plans to introduce an additional initiative in the second quarter of 2006. This new initiative will be a fixed rate card with no annual fee or rewards program, and will have one of the best interest rates in America. The Company believes this card compliments both its Platinum Rewards product, which is one of the best reward-based cards in the country, and its Classic VISA product.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $1.057 billion at March 31, 2006, or 62.5% of total loans, compared to the $1.059 billion, or 61.7% of total loans at December 31, 2005. Construction loans increased $3.2 million, while single-family residential loans increased by $1.0 million from December 31, 2005 to March 31, 2006. These increases are primarily due to increased loan demand in various growth areas of Arkansas.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $257.3 million at March 31, 2006, or 15.2% of total loans, compared to $274.2 million, or 16.0% of total loans at December 31, 2005. The commercial loan decrease is primarily due to seasonal declines in agricultural and commercial loans.

The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

(In thousands)	March 31, 2006	December 31, 2005
Consumer
Credit cards	$129,833	$143,058
Student loans	91,090	89,818
Other consumer	140,958	138,051
Real Estate
Construction	242,145	238,898
Single family residential	341,790	340,839
Other commercial	473,559	479,684
Commercial
Commercial	181,174	184,920
Agricultural	59,944	68,761
Financial institutions	16,158	20,499
Other	14,369	13,579

Total loans before allowance for loan losses	$1,691,020	$1,718,107

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

At March 31, 2006, impaired loans were $13.2 million compared to $14.8 million at December 31, 2005.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8: Non-performing Assets

($ in thousands)	March 31, 2006	December 31, 2005

Nonaccrual loans	$6,830	$7,296
Loans past due 90 days or more
(principal or interest payments)	1,974	1,131
Total non-performing loans	8,804	8,427

Other non-performing assets
Foreclosed assets held for sale	1,666	1,540
Other non-performing assets	11	16
Total other non-performing assets	1,677	1,556

Total non-performing assets	$10,481	$9,983

Allowance for loan losses to
non-performing loans	300.58%	319.48%
Non-performing loans to total loans	0.52%	0.49%
Non-performing assets to total assets	0.41%	0.40%
Non-performing assets ratio(1)	0.62%	0.58%

(1) (Non-performing loans + foreclosed assets) / (total loans + foreclosed assets)

There was no interest income on the nonaccrual loans recorded for the three-month periods ended March 31, 2006 and 2005.

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

Reserve for Unfunded Commitments

Historically, the Company has included reserves for unfunded commitments in the allowance for loan losses. As of March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities. This reserve will be maintained at a level sufficient to absorb losses arising from unfunded loan commitments. The adequacy of the reserve for unfunded commitments is determined monthly based on methodology similar to the Company’s methodology for determining the allowance for loan losses. Future net adjustments to the reserve for unfunded commitments will be included in other non-interest expense.

An analysis of the allowance for loan losses is shown in Table 9.

Table 9: Allowance for Loan Losses

(In thousands)	2006	2005

Balance, beginning of year	$26,923	$26,508

Loans charged off
Credit card	593	1,180
Other consumer	272	244
Real estate	260	120
Commercial	209	1,420
Total loans charged off	1,334	2,964

Recoveries of loans previously charged off
Credit card	236	179
Other consumer	153	132
Real estate	198	30
Commercial	104	316
Total recoveries	691	657
Net loans charged off	643	2,307
Reclassification of reserve
related to unfunded commitments(1)	(1,525)	--
Provision for loan losses	1,708	2,221

Balance, March 31	$26,463	$26,422

Loans charged off
Credit card		3,770
Other consumer		996
Real estate		928
Commercial		2,268
Total loans charged off		7,962

Recoveries of loans previously charged off
Credit card		653
Other consumer		504
Real estate		221
Commercial		1,780
Total recoveries		3,158
Net loans charged off		4,804
Provision for loan losses		5,305

Balance, end of year		$26,923

1)	As of March 31, 2006, the reserve for unfunded commitments has been reclassified from the allowance for loan losses to other liabilities.

Provision for Loan Losses

The amount of provision to the allowance during the three-month periods ended March 31, 2006 and 2005, and for the year ended December 31, 2005, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience. It is management's practice to review the allowance on a quarterly basis to determine the level of provision made to the allowance after considering the factors noted above.

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

The Company’s allocation of the allowance for loan losses at March 31, 2006 remained relatively consistent with the allocation at December 31, 2005. However, the unallocated portion of the allowance increased approximately $1.7 million during the quarter ended March 31, 2006. This increase is primarily due to the credit quality upgrade of a significant commercial loan customer. The seasonal decline in commercial and agricultural loans during the quarter also contributed to the increase in the unallocated portion of the allowance.

The Company still has some concerns over the uncertainty of the economy and the impact of pricing in the catfish and timber industries in Arkansas; however, both industries are beginning to show signs of recovery. In addition, the Company continues to review regulatory filings and financial statements of a public utility company that was impacted by the hurricanes of August and September of 2005. Based on our analysis of loans within these business sectors, we believe the allowance for loan losses is adequate for the period ended March 31, 2006. Management actively monitors the status of these industries as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.

An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10: Allocation of Allowance for Loan Losses

	March 31, 2006		December 31, 2005
($ in thousands)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)

Credit cards	$3,813	7.7%	$3,887	8.3%
Other consumer	1,234	13.7%	1,158	13.3%
Real estate	9,661	62.5%	9,870	61.7%
Commercial	3,919	15.2%	5,857	15.9%
Other	--	0.9%	--	0.8%
Unallocated	7,836		6,151

Total	$26,463	100.0%	$26,923	100.0%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 80 financial centers as of March 31, 2006. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of March 31, 2006, core deposits comprised 78.9% of the Company’s total deposits.

The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, managers in the local markets establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet each affiliate bank’s respective funding requirements. The Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, year-to-date internal deposit growth was $33.7 million. More specifically, total deposits as of March 31, 2006, were $2.094 billion versus $2.060 billion on December 31, 2005.

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

Total time deposits increased approximately $28.9 million to $1.008 billion at March 31, 2006, from $978.9 million at December 31, 2005. Non-interest bearing transaction accounts decreased $2.6 million to $328.5 million at March 31, 2006, compared to $331.1 million at December 31, 2005. Interest bearing transaction and savings accounts were $757.4 million at March 31, 2006, a $7.4 million increase compared to $750.0 million on December 31, 2005. The Company had $51.3 million and $50.7 million of brokered deposits at March 31, 2006 and December 31, 2005, respectively.

LONG-TERM DEBT

During the three month period ended March 31, 2006, the Company decreased long-term debt by $3.9 million, or 4.5% from December 31, 2005. This decrease is primarily the result of scheduled principal pay downs on FHLB long-term advances.

CAPITAL

Overview

At March 31, 2006, total capital reached $245.2 million. Capital represents shareholder ownership in the Company - the book value of assets in excess of liabilities. At March 31, 2006, the Company’s equity to asset ratio was 9.66% compared to 9.67% at year-end 2005.

Capital Stock

At the Company’s annual shareholder meeting held on March 30, 2004, the shareholders approved an amendment to the Articles of Incorporation reducing the par value of the Class A Common Stock from $1.00 to $0.01 and eliminating the authority of the Company to issue Class B common stock, Class A Preferred Stock and Class B Preferred Stock.

Stock Repurchase

On May 25, 2004, the Company announced the adoption by the Board of Directors of a stock repurchase program. The program authorizes the repurchase of up to 5% of the outstanding Common Stock, or 733,485 shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock dividends and general corporate purposes.

During the three-month period ended March 31, 2006, the Company repurchased 89,500 shares of stock under the repurchase plan with a weighted average repurchase price of $28.12 per share. Under the current stock repurchase plan, the Company can repurchase an additional 454,567 shares.

Cash Dividends

The Company declared cash dividends on its common stock of $0.16 per share for the first three months of 2006 compared to $0.15 per share for the first three months of 2005. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

Parent Company Liquidity

The primary sources for payment of dividends by the Company to its shareholders and the share repurchase plan are the current cash on hand at the parent company plus the future dividends received from the eight affiliate banks. Payment of dividends by the eight affiliate banks is subject to various regulatory limitations. Reference is made to the Liquidity and Market Risk Management discussions of Item 3 - Quantitative and Qualitative Disclosure About Market Risk for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2006, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at March 31, 2006 and December 31, 2005, are presented in table 11.

Table 11: Risk-Based Capital

($ in thousands)	March 31, 2006	December 31, 2005

Tier 1 capital
Stockholders’ equity	$245,211	$244,085
Trust preferred securities	30,000	30,000
Intangible assets	(65,084)	(65,278)
Unrealized loss on available-
for-sale securities	4,599	4,360

Total Tier 1 capital	214,726	213,167

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	317	338
Qualifying allowance for loan losses	21,536	21,811

Total Tier 2 capital	21,853	22,149

Total risk-based capital	$236,579	$235,316

Risk weighted assets	$1,716,446	$1,739,771

Assets for leverage ratio	$2,465,348	$2,475,428

Ratios at end of period
Leverage ratio	8.71%	8.61%
Tier 1 capital	12.51%	12.25%
Total risk-based capital	13.78%	13.53%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At March 31, 2006, undivided profits of the Company's subsidiaries were approximately $138 million, of which approximately $10 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At March 31, 2006, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At March 31, 2006, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 20.7% of total assets, as compared to 19.2% at December 31, 2005.

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

Third, the Company’s affiliate banks have lines of credits available with the Federal Home Loan Bank. While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs. Approximately $395 million of these lines of credit are currently available, if needed.

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

Table A below presents the Company’s interest rate sensitivity position at March 31, 2006. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets
Short-term investments	$42,820	$--	$--	$--	$--	$--	$--	$42,820
Assets held in trading
accounts	4,646	--	--	--	--	--	--	4,646
Investment securities	4,686	13,946	30,805	81,443	87,751	159,829	150,890	529,350
Mortgage loans held for sale	6,853	--	--	--	--	--	--	6,853
Loans	561,085	133,356	256,486	227,821	269,434	230,003	12,835	1,691,020

Total earning assets	620,090	147,302	287,291	309,264	357,185	389,832	163,725	2,274,689

Interest bearing liabilities
Interest bearing transaction
and savings deposits	395,815	--	--	--	72,311	216,932	72,310	757,368
Time deposits	93,539	133,457	235,626	325,612	190,360	29,217	--	1,007,811
Short-term debt	94,062	--	--	--	--	--	--	94,062
Long-term debt	10,886	1,415	4,087	5,434	10,020	16,788	34,463	83,093
Total interest bearing
liabilities	594,302	134,872	239,713	331,046	272,691	262,937	106,773	1,942,334

Interest rate sensitivity Gap	$25,788	$12,430	$47,578	$(21,782)	$84,494	$126,895	$56,952	$332,355
Cumulative interest rate
sensitivity Gap	$25,788	$38,218	$85,796	$64,014	$148,508	$275,403	$332,355
Cumulative rate sensitive asset
to rate sensitive liabilities	104.3%	105.2%	108.9%	104.9%	109.4%	115.0%	117.1%
Cumulative Gap as a % of
earning assets	1.1%	1.7%	3.8%	2.8%	6.5%	12.1%	14.6%

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

Part II: Other Information

Item 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 Form 10-K for the fiscal year ended December 31, 2005.

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

Identity(1)	Date of Sale	Number of Shares	Price(2)	Type of Transaction

1 Officer	January, 2006	2,400	23.78	Incentive Stock Option
2 Officers	February, 2006	2,400	10.56	Incentive Stock Option
2 Officers	February, 2006	1,140	12.22	Incentive Stock Option
5 Officers	February, 2006	980	16.00	Incentive Stock Option
4 Officers	February, 2006	1,600	22.63	Incentive Stock Option
3 Officers	March, 2006	900	10.56	Incentive Stock Option
2 Officers	March, 2006	500	12.22	Incentive Stock Option
1 Officer	March, 2006	27,000	13.50	Incentive Stock Option
1 Officer	March, 2006	400	15.65	Incentive Stock Option
12 Officers	March, 2006	1,760	16.00	Incentive Stock Option
9 Officers	March, 2006	5,300	22.63	Incentive Stock Option
1 Officer	March, 2006	1,600	29.00	Incentive Stock Option

(1)
The transactions are grouped to show sales of stock based upon exercises of rights by officers of the registrant or its subsidiaries under the stock plans, which occurred at the same price during a calendar month.

(2)
The per share price paid for incentive stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the incentive stock option was granted to the officer. The price paid and numbers of shares issued have been adjusted to reflect the effect of the 50% stock dividend paid on December 6, 1996 and the two for one stock split on May 1, 2003.

(c)	Issuer Purchases of Equity Securities. The Company made the following purchases of its common stock during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans

January 1 - January 31	75,300	28.06	75,300	468,767
February 1 - February 28	7,000	28.36	7,000	461,767
March 1 - March 31	7,200	28.52	7,200	454,567

Total	89,500	$28.12	89,500

Item 6. Exhibits

Exhibit No.	Description

3.1
Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004 (File No. 0-6253)).

3.2
Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 (File No. 0-6253)).

10.1
Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Robert A. Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 0-6253)).

10.2
Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 0-6253)).

10.3
Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 0-6253)).

10.4
Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Robert A. Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 0-6253)).

10.5
Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 0-6253)).

10.6
Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 0-6253)).

10.7
Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Robert A. Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 0-6253)).

10.8
Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 0-6253)).

10.9
Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 0-6253)).

10.10
Long-Term Executive Incentive Agreement, dated as of January 1, 2005, by and between the Company and J. Thomas May (incorporated by reference to Exhibit 10.10 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2005 (File No. 0-6253)).

14
Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 0-6253)).

31.1	Rule 13a-14(a)/15d-14(a) Certification - J. Thomas May, Chairman and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification - Robert A. Fehlman, Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - J. Thomas May, Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Robert A. Fehlman, Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: May 5, 2006	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date:May 5, 2006	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer