Form 10-Q
period 2006-06-30
SIMMONS FIRST NATIONAL CORP
filed 2006-08-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 26, 2006 was 14,196,589.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2006

Part I: Financial Information
Item 1. Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

ASSETS

	June 30,	December 31,
(In thousands, except share data)	2006	2005
	(Unaudited)
Cash and non-interest bearing balances due from banks	$89,275	$75,461
Interest bearing balances due from banks	26,265	14,397
Federal funds sold	22,570	11,715
Cash and cash equivalents	138,110	101,573

Investment securities	527,829	521,789
Mortgage loans held for sale	13,248	7,857
Assets held in trading accounts	4,606	4,631
Loans	1,738,628	1,718,107
Allowance for loan losses	(26,174)	(26,923)
Net loans	1,712,454	1,691,184

Premises and equipment	65,686	63,360
Foreclosed assets held for sale, net	1,740	1,540
Interest receivable	18,571	18,754
Bank owned life insurance	33,985	33,269
Goodwill	60,605	60,605
Core deposit premiums	4,613	5,029
Other assets	15,809	14,177
TOTAL ASSETS	$2,597,256	$2,523,768

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
(In thousands, except share data)	2006	2005
	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$330,946	$331,113
Interest bearing transaction accounts and savings deposits	761,346	749,925
Time deposits	1,018,098	978,920
Total deposits	2,110,390	2,059,958
Federal funds purchased and securities sold under agreements to repurchase	89,684	107,223
Short-term debt	45,054	8,031
Long-term debt	83,073	87,020
Accrued interest and other liabilities	21,876	17,451
Total liabilities	2,350,077	2,279,683

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized 30,000,000 shares, 14,199,100 issued and outstanding at 2006 and 14,326,923 at 2005	142	143
Surplus	49,607	53,723
Undivided profits	203,165	194,579
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of income tax credits of $3,441 at 2006 and $2,615 at 2005	(5,735)	(4,360)
Total stockholders’ equity	247,179	244,085
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,597,256	$2,523,768

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months and Six Months Ended June 30, 2006 and 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$31,694	$27,175	$61,781	$52,588
Federal funds sold	192	273	367	600
Investment securities	4,978	4,659	9,808	9,233
Mortgage loans held for sale	128	134	228	253
Assets held in trading accounts	19	25	44	50
Interest bearing balances due from banks	259	103	556	299
TOTAL INTEREST INCOME	37,270	32,369	72,784	63,023

INTEREST EXPENSE
Deposits	12,641	7,930	23,909	14,843
Federal funds purchased and securities sold under agreements to repurchase	1,064	728	2,168	1,273
Short-term debt	225	130	321	143
Long-term debt	1,148	1,104	2,242	2,192
TOTAL INTEREST EXPENSE	15,078	9,892	28,640	18,451

NET INTEREST INCOME	22,192	22,477	44,144	44,572
Provision for loan losses	789	1,939	2,497	4,159

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,403	20,538	41,647	40,413

NON-INTEREST INCOME
Trust income	1,293	1,349	2,660	2,734
Service charges on deposit accounts	4,209	4,153	7,972	7,567
Other service charges and fees	592	454	1,250	1,039
Income on sale of mortgage loans, net of commissions	755	712	1,431	1,395
Income on investment banking, net of commissions	90	161	197	219
Credit card fees	2,699	2,584	5,157	4,924
Premiums on sale of student loans	659	642	1,395	1,276
Bank owned life insurance income	415	218	716	357
Other income	804	724	1,350	1,558
Gain (loss) on sale of securities, net of taxes	—	(168)	—	(168)
TOTAL NON-INTEREST INCOME	11,516	10,829	22,128	20,901

NON-INTEREST EXPENSE
Salaries and employee benefits	13,466	12,697	26,971	25,529
Occupancy expense, net	1,541	1,394	3,061	2,831
Furniture and equipment expense	1,456	1,406	2,874	2,855
Loss on foreclosed assets	40	55	73	103
Deposit insurance	71	69	140	142
Other operating expenses	5,727	5,343	11,307	10,923
TOTAL NON-INTEREST EXPENSE	22,301	20,964	44,426	42,383

INCOME BEFORE INCOME TAXES	10,618	10,403	19,349	18,931
Provision for income taxes	3,322	3,460	6,065	6,128
NET INCOME	$7,296	$6,943	$13,284	$12,803
BASIC EARNINGS PER SHARE	$0.51	$0.48	$0.93	$0.89
DILUTED EARNINGS PER SHARE	$0.51	$0.47	$0.92	$0.87

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005

	June 30,	June 30,
(In thousands)	2006	2005
OPERATING ACTIVITIES	(Unaudited)
Net income	$13,284	$12,803
Items not requiring (providing) cash
Depreciation and amortization	2,710	2,419
Provision for loan losses	2,497	4,159
Net amortization (accretion) of investment securities	311	(141)
Deferred income taxes	(482)	566
(Gain) loss on sale of securities, net of taxes	—	168
Bank owned life insurance income	(716)	(357)
Changes in
Interest receivable	183	(1,457)
Mortgage loans held for sale	(5,391)	885
Assets held in trading accounts	24	236
Other assets	(1,631)	(973)
Accrued interest and other liabilities	4,756	423
Income taxes payable	147	924
Net cash provided (used) by operating activities	15,692	19,655

INVESTING ACTIVITIES
Net originations of loans	(24,525)	(95,418)
Purchases of premises and equipment, net	(4,620)	(3,879)
Proceeds from sale of foreclosed assets	558	1,160
Proceeds from sale of securities	—	1,225
Proceeds from maturities of available-for-sale securities	13,512	32,295
Purchases of available-for-sale securities	(6,805)	(39,398)
Proceeds from maturities of held-to-maturity securities	9,933	16,891
Purchases of held-to-maturity securities	(24,365)	(19,635)
Purchase of bank owned life insurance	—	(25,000)
Net cash provided (used) by investing activities	(36,312)	(131,759)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	50,433	67,096
Net proceeds (repayments) of short-term debt	37,023	74,478
Dividends paid	(4,698)	(4,312)
Proceeds from issuance of long-term debt	—	562
Repayment of long-term debt	(3,947)	(5,440)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(17,538)	(22,530)
Repurchase of common stock, net	(4,116)	(7,221)
Net cash provided (used) by financing activities	57,157	102,633

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,537	(9,471)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,573	153,731
CASH AND CASH EQUIVALENTS, END OF PERIOD	$138,110	$144,260

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2006 and 2005

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (loss)	Profits	Total

Balance, December 31, 2004	$146	$62,826	$(1,124)	$176,374	$238,222
Comprehensive income
Net income	—	—	—	12,803	12,803
Change in unrealized depreciation on available-for-sale securities, net of income tax credit of $480	—	—	(801)	—	(801)
Comprehensive income					12,002
Stock issued as bonus shares - 5,620 shares	—	138	—	—	138
Exercise of stock options - 29,480 shares	—	435	—	—	435
Securities exchanged under stock option plan	—	(145)	—	—	(145)
Repurchase of common stock - 297,160 shares	(2)	(7,646)	—	—	(7,648)
Dividends paid - $0.30 per share	—	—	—	(4,312)	(4,312)

Balance, June 30, 2005 (Unaudited)	144	55,608	(1,925)	184,865	238,692
Comprehensive income
Net income	—	—	—	14,159	14,159
Change in unrealized depreciation on available-for-sale securities, net of income tax credit of $1,462	—	—	(2,435)	—	(2,435)
Comprehensive income					11,724
Exercise of stock options - 76,940 shares	1	997	—	—	998
Securities exchanged under stock option plan	—	(843)	—	—	(843)
Repurchase of common stock - 74,293 shares	(2)	(2,039)	—	—	(2,041)
Dividends paid - $0.31 per share	—	—	—	(4,445)	(4,445)

Balance, December 31, 2005	143	53,723	(4,360)	194,579	244,085
Comprehensive income
Net income	—	—	—	13,284	13,284
Change in unrealized depreciation on available-for-sale securities, net of income tax credit of $826	—	—	(1,375)	—	(1,375)
Comprehensive income					11,909
Stock issued as bonus shares - 7,700 shares	—	209	—	—	209
Exercise of stock options - 51,580 shares	1	788	—	—	789
Securities exchanged under stock option plan	—	(640)	—	—	(640)
Stock granted under stock-based compensation plans	—	50	—	—	50
Repurchase of common stock - 164,900 shares	(2)	(4,523)	—	—	(4,525)
Dividends paid - $0.33 per share	—	—	—	(4,698)	(4,698)
Balance, June 30, 2006 (Unaudited)	$142	$49,607	$(5,735)	$203,165	$247,179

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

On January 1, 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (Revised 2004). See Note 11 - Stock Based Compensation for additional information. There have been no other significant changes to the Company’s accounting policies from the 2005 Form 10-K.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net income	$7,296	$6,943	$13,284	$12,803

Average common shares outstanding	14,248	14,365	14,256	14,408
Average potential dilutive common shares	259	304	259	304
Average diluted common shares	14,507	14,669	14,515	14,712
Basic earnings per share	$0.51	$0.48	$0.93	$0.89
Diluted earnings per share	$0.51	$0.47	$0.92	$0.87

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30,				December 31,
	2006				2005
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$1,002	$—	$(12)	$990	$1,004	$—	$(20)	$984
U.S. Government agencies	42,000	—	(813)	41,187	28,000	—	(473)	27,527
Mortgage-backed securities	167	1	—	168	187	3	—	190
State and political subdivisions	116,770	425	(2,560)	114,635	117,148	662	(1,298)	116,512
Other securities	4,673	—	—	4,673	3,960	—	—	3,960
	$164,612	$426	$(3,385)	$161,653	$150,299	$665	$(1,791)	$149,173

Available-for-Sale
U.S. Treasury	$7,487	$—	$(89)	$7,398	$10,989	$—	$(102)	$10,887
U.S. Government agencies	344,906	15	(9,303)	335,618	348,570	35	(7,615)	340,990
Mortgage-backed securities	3,312	—	(238)	3,074	3,392	9	(92)	3,309
State and political subdivisions	1,360	13	—	1,373	3,014	39	—	3,053
Other securities	15,328	426	—	15,754	12,561	690	—	13,251
	$372,393	$454	$(9,630)	$363,217	$378,526	$773	$(7,809)	$371,490

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $418,473,000 at June 30, 2006 and $411,580,000 at December 31, 2005.

The book value of securities sold under agreements to repurchase amounted to $69,255,000 and $67,778,000 for June 30, 2006 and December 31, 2005, respectively.

Income earned on securities for the six months ended June 30, 2006 and 2005, is as follows:

(In thousands)	2006	2005

Taxable
Held-to-maturity	$726	$497
Available-for-sale	6,726	6,315

Non-taxable
Held-to-maturity	2,294	2,312
Available-for-sale	62	109
Total	$9,808	$9,233

Maturities of investment securities at June 30, 2006 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$18,682	$18,570	$118,431	$116,970
After one through five years	55,883	55,199	173,017	167,583
After five through ten years	74,734	72,801	61,411	58,886
After ten years	11,570	11,340	4,206	4,024
Other securities	3,743	3,743	15,328	15,754
Total	$164,612	$161,653	$372,393	$363,217

Gross realized losses of $0 and $275,000 were recognized for the six-month periods ended June 30, 2006 and 2005. There were no realized gains over the same periods.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories are summarized as follows:

	June 30,	December 31,
(In thousands)	2006	2005

Consumer
Credit cards	$132,464	$143,058
Student loans	77,085	89,818
Other consumer	140,631	138,051
Real Estate
Construction	248,834	238,898
Single family residential	348,777	340,839
Other commercial	487,288	479,684
Commercial
Commercial	188,480	184,920
Agricultural	86,244	68,761
Financial institutions	16,152	20,499
Other	12,673	13,579
Total loans before allowance for loan losses	$1,738,628	$1,718,107

As of June 30, 2006, credit card loans, which are unsecured, were $132,464,000, or 7.6% of total loans, versus $143,058,000, or 8.3% of total loans at December 31, 2005. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At June 30, 2006 and December 31, 2005, impaired loans totaled $12,532,000 and $14,804,000, respectively. All impaired loans had either specific or general allocations within the allowance for loan losses. Allocations of the allowance for loan losses relative to impaired loans were $4,060,000 at June 30, 2006 and $3,868,000 at December 31, 2005. Approximately $207,000 and $188,000 of interest income was recognized on average impaired loans of $13,524,000 and $15,689,000 as of June 30, 2006 and 2005, respectively. Interest recognized on impaired loans on a cash basis during the first six months of 2006 and 2005 was immaterial.

Transactions in the allowance for loan losses are as follows:

	June 30,	December 31,
(In thousands)	2006	2005

Balance, beginning of year	$26,923	$26,508
Additions
Provision charged to expense	2,497	4,159
	29,420	30,667
Deductions
Losses charged to allowance, net of recoveries of $1,359 and $1,565 for the first six months of 2006 and 2005, respectively	1,721	3,654
Reclassification of reserve related to unfunded commitments(1)	1,525	—
Balance, June 30	$26,174	27,013

Additions
Provision charged to expense		3,366

Deductions
Losses charged to allowance, net of recoveries of $2,251 for the last six months of 2005		3,456
Balance, end of year		$26,923

(1)	On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

NOTE 4: GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Core deposit premiums are periodically evaluated as to the recoverability of their carrying value.

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at June 30, 2006 and December 31, 2005, were as follows:

	June 30,	December 31,
(In thousands)	2006	2005

Gross carrying amount	$7,246	$7,246
Accumulated amortization	(2,633)	(2,217)
Net core deposit premiums	$4,613	$5,029

Core deposit premium amortization expense recorded for the six months ended June 30, 2006 and 2005, was $416,000 and $415,000, respectively. The Company’s estimated amortization expense for the remainder of 2006 is $414,000, and for each of the following four years is: 2007 - $818,000; 2008 - $807,000; 2009 - $802,000; and 2010 - $698,000.

NOTE 5: TIME DEPOSITS

Time deposits include approximately $394,489,000 and $364,177,000 of certificates of deposit of $100,000 or more at June 30, 2006 and December 31, 2005 respectively.

NOTE 6: INCOME TAXES

The provision for income taxes is comprised of the following components:

	June 30,	June 30,
(In thousands)	2006	2005

Income taxes currently payable	$6,547	$5,669
Deferred income taxes	(482)	459
Provision for income taxes	$6,065	$6,128

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,	December 31,
(In thousands)	2006	2005

Deferred tax assets
Allowance for loan losses	$8,682	$8,329
Valuation of foreclosed assets	74	74
Deferred compensation payable	1,196	1,109
FHLB advances	73	97
Vacation compensation	747	727
Loan interest	241	241
Available-for-sale securities	3,441	2,615
Other	238	363
Total deferred tax assets	14,692	13,555

Deferred tax liabilities
Accumulated depreciation	(894)	(1,128)
Deferred loan fee income and expenses, net	(685)	(657)
FHLB stock dividends	(800)	(740)
Goodwill and core deposit premium amortization	(807)	(807)
Other	(3,827)	(3,852)
Total deferred tax liabilities	(7,013)	(7,184)
Net deferred tax assets included in other assets on balance sheets	$7,679	$6,371

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	June 30,	June 30,
(In thousands)	2006	2005

Computed at the statutory rate (35%)	$6,772	$6,626

Increase (decrease) resulting from:
Tax exempt income	(925)	(953)
Other differences, net	218	455
Actual tax provision	$6,065	$6,128

NOTE 7: SHORT-TERM AND LONG-TERM DEBT

Long-term debt at June 30, 2006 and December 31, 2005, consisted of the following components:

	June 30,	December 31,
(In thousands)	2006	2005

Note Payable, due 2007, at a floating rate of 0.90% above the 30 day LIBOR rate, reset monthly, unsecured	$4,000	$4,000
FHLB advances, due 2006 to 2024, 2.12% to 8.41% secured by residential real estate loans	48,143	52,090
Trust preferred securities, due 2033, fixed at 8.25%, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033, floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033, fixed rate of 6.97% through 2010, thereafter, at a floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable in 2010 without penalty	10,310	10,310
	$83,073	$87,020

At June 30, 2006 the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $44.0 million with a weighted average rate of 5.13% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at June 30, 2006 are:

		Annual
(In thousands)	Year	Maturities

	2006	$7,241
	2007	10,010
	2008	9,874
	2009	5,721
	2010	2,396
	Thereafter	47,831
	Total	$83,073

NOTE 8: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries. The Company or its subsidiaries are the subject of three (3) lawsuits asserting claims against the Company or its Subsidiaries.

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

On April 3, 2006, an action in Johnson County Circuit Court was filed by Tria Xiong and Mai Lee Xiong against Simmons First Bank of Russellville and certain individuals alleging wrongful conduct by the bank in the underwriting and origination of certain loans. The plaintiffs are seeking an unspecified sum in compensatory damages and $1,000,000.00 in punitive damages. The bank was just recently served and is preparing a response to this suit. At this time, no basis for any material liability has been identified. The bank plans to vigorously defend the claims asserted in the suit.

On June 22, 2006, an action in Johnson County Circuit Court was filed by Wa Khue Moua and Maycha Moua against Simmons First Bank of Russellville alleging wrongful conduct by the bank in the underwriting and origination of certain loans. The plaintiffs are seeking $275,000.00 in compensatory damages and $500,000.00 in punitive damages. The bank has filed an answer in this matter. At this time, no basis for any material liability has been identified. The bank plans to vigorously defend the claims asserted in the suit.

NOTE 9: CAPITAL STOCK

On May 25, 2004, the Company announced the adoption by the Board of Directors of a stock repurchase program. The program authorizes the repurchase of up to 5% of the then outstanding Common Stock, or 733,485 shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock dividends and general corporate purposes.

During the six-month period ended June 30, 2006, the Company repurchased 164,900 shares of stock under the repurchase plan with a weighted average repurchase price of $27.49 per share. Under the current stock repurchase plan, the Company can repurchase an additional 379,167 shares.

NOTE 10: UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At June 30, 2006, the bank subsidiaries had approximately $11 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of June 30, 2006, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's “total risk-based capital” ratio was 13.49% at June 30, 2006.

NOTE 11: STOCK BASED COMPENSATION

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

As a result of applying the provisions of SFAS 123R during the three and six months ended June 30, 2006, the Company recognized additional stock-based compensation expense related to stock options of $46,129 and $50,339. The increase in stock-based compensation expense related to stock options during the three and six months ended June 30, 2006, resulted in no change in basic or diluted earnings per share.

Stock-based compensation expense totaled $179,955 and $194,569 during the three and six months ended June 30, 2006 and $106,287 and $116,691 during the three and six months ended June 30, 2005. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. Unrecognized stock-based compensation expense related to stock options totaled $325,159 at June 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.24 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $371,131 at June 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.29 years.

The following pro forma information presents net income and earnings per share for the three and six months ended June 30, 2005, as if the fair value method of SFAS 123R had been applied.

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2005	June 30, 2005
Net income, as reported	$6,943	$12,803
Add: Stock-based employee compensation included in reported net income, net of related tax effects	66	73
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(132)	(204)
Pro forma net income	$6,877	$12,672
Earnings per share:
Basic - as reported	$0.48	$0.89
Basic - pro forma	$0.48	$0.88

Diluted - as reported	$0.47	$0.87
Diluted - pro forma	$0.47	$0.86

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

The table below summarizes the transactions under the Company's stock option plans for the six months ended June 30, 2006:

		Weighted
		Average
		Exercisable
(In thousands, except per share data)	Shares	Price

Outstanding, January 1, 2006	609	$14.77
Granted	60	26.19
Forfeited/Expired	(27)	13.50
Exercised	(52)	15.28
Outstanding, June 30, 2006	590	$15.94

Exercisable at June 30, 2006	524	$14.70

Total intrinsic value of options exercised for the six months ended June 30, 2006, was $672,603.

There were 59,700 options granted during the six months ended June 30, 2006. The weighted-average fair value of options granted during the six months ended June 30, 2006 was $5.01. The following weighted-average assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2006:

Expected dividend yield	2.67%
Expected stock price volatility	17.74%
Risk-free interest rate	4.84%
Expected life of options	5-10 Years

As of June 30, 2006, there was $696,290 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.80 years.

NOTE 12: ADDITIONAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
(In thousands)	2006	2005

Interest paid	$27,788	$17,696
Income taxes paid	$6,399	$5,663

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

At June 30, 2006, the Company had outstanding commitments to extend credit aggregating approximately $211,765,000 and $424,731,000 for credit card commitments and other loan commitments, respectively. At December 31, 2005, the Company had outstanding commitments to extend credit aggregating approximately $194,614,000 and $429,442,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $4,602,000 and $4,573,000 at June 30, 2006 and December 31, 2005, respectively, with terms ranging from 90 days to three years. At June 30, 2006 and December 31, 2005 the Company’s deferred revenue under standby letter of credit agreements is approximately $89,000 and $43,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2006, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the related consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP
BKD, LLP

Pine Bluff, Arkansas
August 2, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Simmons First National Corporation recorded earnings of $7,296,000, or $0.51 diluted earnings per share for the second quarter of 2006, compared to earnings of $6,943,000, or $0.47 diluted earnings per share for same period in 2005. This represents a $353,000, or 5.1% increase in the second quarter 2006 earnings over 2005. From June 30, 2005 to June 30, 2006, quarterly diluted earnings per share increased by $0.04, or 8.5%. Annualized return on average assets and annualized return on average stockholders’ equity for the three-month period ended June 30, 2006, was 1.15% and 11.77%, compared to 1.12% and 11.74%, respectively, for the same period in 2005. On a quarter over quarter basis, the increase in earnings is primarily attributable to an increase in non-interest income, disciplined expense control, and a reduced provision for loan losses resulting from fewer credit card charge-offs and strong asset quality.

Earnings for the six-month period ended June 30, 2006, were $13,284,000, or $0.92 per diluted share. These earnings reflect an increase of $481,000, or $0.05 per share, when compared to the six-month period ended June 30, 2005, earnings of $12,803,000, or $0.87 per diluted share. Annualized return on average assets and annualized return on average stockholders’ equity for the six-month period ended June 30, 2006, were 1.06% and 10.83%, compared to 1.05% and 10.89%, respectively, for the same period in 2005.

Asset quality remained strong through June 30, 2006. The non-performing assets ratio (the sum of non-performing loans and foreclosed assets divided by the sum of total loans and foreclosed assets) was 72 basis points and 58 basis points at June 30, 2006 and December 31, 2005, respectively. Non-performing loans to total loans were 62 basis points at the end of the quarter, compared to 49 basis points at December 31, 2005. The allowance for loan losses equaled 243% of non-performing loans as of June 30, 2006, compared to 319% as of year-end 2005. The allowance for loan losses as a percent of total loans equaled 1.51% and 1.57 % as of June 30, 2006 and December 31, 2005, respectively.

Annualized net charge-offs to total loans for the second quarter of 2006 were 25 basis points. Excluding credit cards, annualized net charge-offs to total loans were 19 basis points. The credit card annualized net charge-offs as a percent of the credit card portfolio were 1.01% for the quarter ended June 30, 2006, more than 350 basis points below the most recently published industry average of 4.81%. Credit card charge-offs increased during the fourth quarter of 2005 due to the new bankruptcy law that went into effect in October. While bankruptcy filings have declined significantly from fourth quarter highs, the Company does not expect that the year-to-date results will be maintained throughout the year. However, expectations are that credit card charge-offs will gradually return to the Company’s historical level of approximately 2.50%.

Total assets for the Company at June 30, 2006, were $2.597 billion, an increase of $73.5 million, or 2.9% from December 31, 2005. Stockholders’ equity at the end of the second quarter of 2006 was $247.2 million, a $3.1 million, or 1.3% increase from December 31, 2005.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 83 offices, of which 81 are financial centers, located in 46 communities.

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

Employee Benefit Plans

The Company has a stock-based employee compensation plan. In December 2004, FASB issued SFAS No. 123, Share-Based Payment (Revised 2004), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. As discussed in Note 11 - Stock-Based Compensation in the accompanying condensed notes to consolidated financial statements included elsewhere in this report, the standard requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. SFAS 123R became effective and was adopted by the Company on January 1, 2006.

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

Net Interest Income Quarter-to-Date Analysis

For the three-month period ended June 30, 2006, net interest income on a fully taxable equivalent basis was $23.0 million, a decrease of $284,000, or 1.2%, from the same period in 2005. The decrease in net interest income was the result of a $4.9 million increase in interest income offset by a $5.2 million increase in interest expense.

The $4.9 million increase in interest income primarily is the result of a 73 basis point increase in yield on earning assets associated with the higher interest rate environment, as well as a $45 million increase in average interest earning assets due to internal growth and seasonal increases in the loan portfolio. The growth in average interest earning assets resulted in a $1.1 million improvement in interest income. The growth in average loans accounted for a $1.6 million increase, offset by lower average balances in other interest earning assets. The higher interest rates accounted for a $3.8 million increase in interest income. The most significant component of this increase was the $3.0 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate earned on the loan portfolio increased 69 basis points from 6.74% to 7.43%.

The $5.2 million increase in interest expense is the result of a 102 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment, coupled with a $38.5 million increase in average interest bearing liabilities generated through internal growth. The higher level of average interest bearing liabilities resulted in a $341,000 increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of an increase of approximately $56.4 million from internal deposit growth, offset by a reduction of $9.8 million in federal funds purchased and short-term debt, along with an $8.1 million reduction in average long-term debt due primarily to scheduled repayments of FHLB borrowings. The higher interest rates accounted for a $4.8 million increase in interest expense. The most significant component of this increase was the $3.1 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 80% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits increased 123 basis points from 2.60% to 3.83%.

Net Interest Income Year-to-Date Analysis

For the six-month period ended June 30, 2006, net interest income on a fully taxable equivalent basis was $45.7 million, a decrease of $486,000, or 1.1%, from the same period in 2005. The decrease in net interest income was the result of a $9.7 million increase in interest income offset by a $10.2 million increase in interest expense.

The $9.7 million increase in interest income primarily is the result of a 75 basis point increase in yield on earning assets associated with the higher interest rate environment, as well as a $47 million increase in average interest earning assets due to internal growth and seasonal increases in the loan portfolio. The growth in average interest earning assets resulted in a $2.5 million improvement in interest income. The growth in average loans accounted for a $3.6 million increase, offset by lower average balances in other interest earning assets. The higher interest rates accounted for a $7.2 million increase in interest income. The most significant component of this increase was the $5.6 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate paid on the loan portfolio increased 69 basis points from 6.63% to 7.32%.

The $10.2 million increase in interest expense is the result of a 102 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment, coupled with a $45.6 million increase in average interest bearing liabilities generated through internal growth. The higher level of average interest bearing liabilities resulted in a $719,000 increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of an increase of approximately $51.5 million from internal deposit growth, offset by an $8.7 million reduction in average long-term debt due primarily to scheduled repayments of FHLB borrowings. The higher interest rates accounted for a $9.5 million increase in interest expense. The most significant component of this increase was the $6.1 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 80% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits increased 124 basis points from 2.45% to 3.69%.

Net Interest Margin

The Company’s net interest margin decreased 14 basis points to 4.01% for the three-month period ended June 30, 2006, when compared to 4.15% for the same period in 2005. This decrease in the net interest margin can be primarily attributed to several factors. First, one of the Company’s higher yielding products, credit card loans, decreased approximately $8.9 million from June 30, 2005 to June 30, 2006, resulting in margin compression. The remainder of the margin compression was due to the increase in the cost of funds resulting from deposit repricing, coupled with the effect of the flat yield curve between short-term and long-term interest rates. The Company expects to see continuing competitive pressure in deposit repricing in the short term, and anticipates continued margin compression for the remainder of 2006.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2006 versus June 30, 2005.

Table 1: Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Interest income	$37,270	$32,369	$72,784	$63,023
FTE adjustment	804	803	1,584	1,642

Interest income - FTE	38,074	33,172	74,368	64,665
Interest expense	15,078	9,892	28,640	18,451
Net interest income - FTE	$22,996	$23,280	$45,728	$46,214

Yield on earning assets - FTE	6.65%	5.92%	6.55%	5.80%
Cost of interest bearing liabilities	3.08%	2.06%	2.96%	1.94%
Net interest spread - FTE	3.57%	3.86%	3.59%	3.86%
Net interest margin - FTE	4.01%	4.15%	4.03%	4.16%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2006 vs. 2005	2006 vs. 2005

Increase due to change in earning assets	$1,137	$2,508
Increase due to change in earning asset yields	3,765	7,195
Decrease due to change in interest bearing liabilities	(4,845)	(9,470)
Decrease due to change in interest rates paid on interest bearing liabilities	(341)	(719)
Increase in net interest income	$(284)	$(486)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2006 and 2005. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$21,929	$259	4.74	$15,765	$103	2.63
Federal funds sold	16,138	192	4.77	35,157	273	3.12
Investment securities - taxable	411,548	3,782	3.69	439,010	3,458	3.17
Investment securities - non-taxable	119,138	1,914	6.44	122,129	1,921	6.33
Mortgage loans held for sale	8,426	128	6.09	9,425	134	5.72
Assets held in trading accounts	4,575	19	1.67	4,696	25	2.14
Loans	1,716,396	31,780	7.43	1,626,513	27,258	6.74
Total interest earning assets	2,298,150	38,074	6.65	2,252,695	33,172	5.92
Non-earning assets	247,112			228,104
Total assets	$2,545,262			$2,480,799

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$751,262	$2,909	1.55	$778,516	$1,859	0.96
Time deposits	1,018,887	9,732	3.83	935,250	6,071	2.60
Total interest bearing deposits	1,770,149	12,641	2.86	1,713,766	7,930	1.86
Federal funds purchased and securities sold under agreement to repurchase	96,041	1,064	4.44	105,145	728	2.78
Other borrowed funds
Short-term debt	15,804	225	5.71	16,472	130	3.17
Long-term debt	82,957	1,148	5.55	91,045	1,104	4.86
Total interest bearing liabilities	1,964,951	15,078	3.08	1,926,428	9,892	2.06
Non-interest bearing liabilities
Non-interest bearing deposits	311,102			300,909
Other liabilities	20,486			16,271
Total liabilities	2,296,539			2,243,608
Stockholders’ equity	248,723			237,191
Total liabilities and stockholders’ equity	$2,545,262			$2,480,799
Net interest spread			3.57			3.86
Net interest margin		$22,996	4.01		$23,280	4.15

	Six Months Ended June 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$24,949	$556	4.49	$25,343	$299	2.37
Federal funds sold	16,186	367	4.57	43,543	600	2.77
Investment securities - taxable	410,306	7,452	3.66	434,368	6,812	3.15
Investment securities - non-taxable	117,899	3,769	6.45	123,277	3,897	6.36
Mortgage loans held for sale	7,498	228	6.13	8,981	253	5.67
Assets held in trading accounts	4,604	44	1.93	4,466	50	2.25
Loans	1,706,626	61,952	7.32	1,601,062	52,754	6.63
Total interest earning assets	2,288,068	74,368	6.55	2,241,040	64,665	5.80
Non-earning assets	246,291			218,908
Total assets	$2,534,359			$2,459,948

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$749,154	$5,453	1.47	$774,928	$3,494	0.91
Time deposits	1,008,021	18,456	3.69	930,775	11,349	2.45
Total interest bearing deposits	1,757,175	23,909	2.74	1,705,703	14,843	1.75
Federal funds purchased and securities sold under agreement to repurchase	102,669	2,168	4.26	101,841	1,273	2.51
Other borrowed funds
Short-term debt	10,775	321	6.01	8,774	143	3.28
Long-term debt	83,458	2,242	5.42	92,199	2,192	4.78
Total interest bearing liabilities	1,954,077	28,640	2.96	1,908,517	18,451	1.94
Non-interest bearing liabilities
Non-interest bearing deposits	313,640			298,926
Other liabilities	19,248			15,495
Total liabilities	2,286,965			2,222,938
Stockholders’ equity	247,394			237,010
Total liabilities and stockholders’ equity	$2,534,359			$2,459,948
Net interest spread			3.59			3.86
Net interest margin		$45,728	4.03		$46,214	4.16

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2006, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 over 2005			2006 over 2005
(In thousands, on a fully	Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$51	$105	$156	$(5)	$262	$257
Federal funds sold	(188)	107	(81)	(497)	264	(233)
Investment securities - taxable	(227)	551	324	(393)	1,033	640
Investment securities - non-taxable	(48)	41	(7)	(172)	44	(128)
Mortgage loans held for sale	(15)	9	(6)	(44)	19	(25)
Assets held in trading accounts	(1)	(5)	(6)	2	(8)	(6)
Loans	1,565	2,957	4,522	3,617	5,581	9,198
Total	1,137	3,765	4,902	2,508	7,195	9,703

Interest expense
Interest bearing transaction and savings accounts	(67)	1,117	1,050	(120)	2,079	1,959
Time deposits	584	3,077	3,661	1,009	6,098	7,107
Federal funds purchased and securities sold under agreements to repurchase	(68)	404	336	10	885	895
Other borrowed funds
Short-term debt	(5)	100	95	39	139	178
Long-term debt	(103)	147	44	(219)	269	50
Total	341	4,845	5,186	719	9,470	10,189
Increase (decrease) in net interest income	$796	$(1,080)	$(284)	$1,789	$(2,275)	$(486)

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings, in order to maintain the allowance for loan losses at a level, which is considered adequate, in relation to the estimated risk inherent in the loan portfolio. The level of provision to the allowance is based on management's judgment, with consideration given to the composition, maturity and other qualitative characteristics of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience. It is management's practice to review the allowance on a quarterly basis to determine the level of provision made to the allowance after considering the factors noted above.

The provision for loan losses for the three-month period ended June 30, 2006, was $0.8 million, compared to $1.9 million for the three-month period ended June 30, 2005, a reduction of $1.1 million. The provision for loan losses for the six-month period ended June 30, 2006, was $2.5 million, compared to $4.2 million for the six-month period ended June 30, 2005, a reduction of $1.7 million. These provision reductions were primarily driven by two factors.

First, credit card net charge-offs were down $613,000 and $1.3 million for the three-month and six-month periods ended June 30, 2006, respectively, when compared to the same periods in 2005. Credit card net charge-offs as a percent of the credit card portfolio were 1.01% for the quarter ended June 30, 2006, compared to 2.85% for the same period in 2005. Secondly, there was improvement in the credit quality of the loan portfolio, particularly one large credit relationship that was upgraded two levels from substandard to watch, based upon improved financial condition of the borrower, for which a specific reserve was no longer required. During the quarter ended June 30, 2006, additional loans were classified as non-performing based upon various criteria; however, there were no specific reserve allocations required for these loans. The provision for loan losses was reduced due to the significant reduction in credit card charge-offs and the improvement in credit quality of loans with specific reserves.

NON-INTEREST INCOME

Total non-interest income was $11.5 million for the three-month period ended June 30, 2006, compared to $10.8 million for the same period in 2005. For the six-months ended June 30, 2006, non-interest income was $22.1 million compared to the $20.9 reported for the same period ended June 30, 2005. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, as well as changes in 2006 from 2005.

Table 5: Non-Interest Income

	Three Months		2006		Six Months		2006
	Ended June 30,		Change from		Ended June 30,		Change from
(In thousands)	2006	2005	2005		2006	2005	2005

Trust income	$1,293	$1,349	$(56)	(4.15)%	$2,660	$2,734	$(74)	(2.71)%
Service charges on deposit accounts	4,209	4,153	56	1.35	7,972	7,567	405	5.35
Other service charges and fees	592	454	138	30.40	1,250	1,039	211	20.31
Income on sale of mortgage loans, net of commissions	755	712	43	6.04	1,431	1,395	36	2.58
Income on investment banking, net of commissions	90	161	(71)	(44.10)	197	219	(22)	(10.05)
Credit card fees	2,699	2,584	115	4.45	5,157	4,924	233	4.73
Premiums on sale of student loans	659	642	17	2.65	1,395	1,276	119	9.33
Bank owned life insurance income	415	218	197	90.37	716	357	359	100.56
Other income	804	724	80	11.05	1,350	1,558	(208)	(13.35)
Gain (loss) on sale of securities, net of tax	—	(168)	168	100.00%	—	(168)	168	100.00%
Total non-interest income	$11,516	$10,829	$687	6.34%	$22,128	$20,901	$1,227	5.87%

Recurring fee income for the three-month period ended June 30, 2006, was $8.8 million, an increase of $253,000, or 3.0% from the three-month period ended June 30, 2005. Other service charges and fees increased by $138,000, primarily due to an increase in ATM income, based on increased volume and an improvement in the fee structure. Recurring fee income for the six-month period ended June 30, 2006, was $17.0 million, an increase of $775,000, or 4.8% from the six-month period ended June 30, 2005. Service charges on deposits increased by $405,000, primarily due to normal growth in transaction accounts and improvement in the fee structure associated with the Company’s deposit accounts.

On April 29, 2005, the Company invested an additional $25 million in Bank Owned Life Insurance (“BOLI”). BOLI income increased by $197,000 and $359,000 for the three and six-months ended June 30, 2006, compared to the same periods in 2005. Approximately $80,000 of the increases can be attributed to an improved earnings credit on the investment. The remainder of the increases primarily relate to the acquisition timing of the investment.

Other non-interest income for the six-months ended June 30, 2006, was $1.4 million, a decrease of $208,000 over the six-months ended June 30, 2005. The decrease primarily resulted from a one-time distribution of approximately $250,000 the Company received in the first quarter of 2005 as part of the proceeds when Pulse EFT, a regional ATM switching network used by the Company, merged with Discover Financial Services.

There were no gains or losses on sale of securities during the three and six-months ended June 30, 2006. During the quarter ended June 30, 2005, the Company sold certain investment securities obtained in a prior acquisition that did not fit its current investment portfolio strategy. As a result of this liquidation, the Company recognized an after-tax loss on sale of securities of $168,000 for the three and six-months ended June 30, 2005.

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

Non-interest expense for the three-month and six-month periods ended June 30, 2006, was $22.3 million and $44.4 million, an increase of $1.3 million, or 6.4% and $2.0 million, or 4.8%, respectively, from the same periods in 2005. These increases are primarily the result of an increase in normal ongoing operating expenses and the additional expense associated with the operation of seven new financial centers opened since the second quarter of 2005. The new locations accounted for approximately $452,000 and $854,000 of non-interest expense during the three-month and six-month periods ended June 30, 2006, respectively. Normalizing for the expansion expenses, non-interest expense for the three-months and six-months ended June 30, 2006 increased by 4.2% and 2.8%, respectively, over the same periods of 2005.

Credit card expense increased for the three-month and six-month periods ended June 30, 2006 and 2005 by $111,000, or 17.6%, and $220,000, or 17.4%, respectively. As a result of previously reported initiatives, the Company converted approximately 15,000 accounts to its Platinum rewards card. The conversion process resulted in increased expense for the rewards program in 2006.

Table 6 below shows non-interest expense for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, as well as changes in 2006 from 2005.

Table 6: Non-Interest Expense

	Three Months		2006		Six Months		2006
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2006	2005	2005		2006	2005	2005

Salaries and employee benefits	$13,466	$12,697	$769	6.06%	$26,971	$25,529	$1,442	5.65%
Occupancy expense, net	1,541	1,394	147	10.55	3,061	2,831	230	8.12
Furniture and equipment expense	1,456	1,406	50	3.56	2,874	2,855	19	0.67
Loss on foreclosed assets	40	55	(15)	(27.27)	73	103	(30)	(29.13)
Other operating expenses
Professional services	639	482	157	32.57	1,302	1,143	159	13.91
Postage	562	517	45	8.70	1,135	1,138	(3)	(0.26)
Telephone	507	428	79	18.46	978	886	92	10.38
Credit card expenses	742	631	111	17.59	1,483	1,263	220	17.42
Operating supplies	411	384	27	7.03	815	791	24	3.03
FDIC insurance	71	69	2	2.90	140	142	(2)	(1.41)
Amortization of intangibles	209	208	1	0.48	416	415	1	0.24
Other expense	2,657	2,693	(36)	(1.34)	5,178	5,287	(109)	(2.06)
Total non-interest expense	$22,301	$20,964	$1,337	6.38%	$44,426	$42,383	$2,043	4.82%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.716 billion and $1.627 billion during the first six months of 2006 and 2005, respectively. As of June 30, 2006, total loans were $1.738 billion, an increase of $20.5 million from December 31, 2005. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $350.2 million at June 30, 2006, or 20.1% of total loans, compared to $370.9 million, or 21.6% of total loans at December 31, 2005. The consumer loan decrease from December 31, 2005 to June 30, 2006 is the result of the decline in the Company’s credit card portfolio, along with a seasonal decline in student loans.

As a general rule, the Company’s credit card portfolio experiences seasonal fluctuations, reaching its highest level during the fourth quarter and dropping off with paydowns to its lowest level during the first quarter. Even so, the Company continues to experience significant competitive pressure from the credit card industry. Over the last three years, the credit card portfolio has decreased by approximately $10 to $12 million each year, primarily due to closed accounts. During the second quarter, the Company experienced some slow-down in this trend. When compared to June 30, 2005, outstanding balances decreased $8.9 million. When compared to March 31, 2006, the portfolio increased $2.6 million. This was the first March 31 to June 30 increase since 2001.

In order to reverse the negative trend of closed accounts within the credit card portfolio, the Company introduced initiatives to make the product more competitive. Management believes these initiatives have resulted in some slowing of the number of accounts closed. Net lost accounts have declined from a high of 5,500 in 2002 to only 75 through June 30, 2006. As a continuation of its efforts to stabilize the credit card portfolio, at the end of July the Company is introducing another initiative to increase new accounts. This initiative will be a 7.25% fixed rate card with no fees and no rewards, and, to management’s knowledge, is the best fixed rate card in America. This card compliments both the Company’s Platinum Rewards product, one of the best reward-based cards in the country, and the Classic VISA product.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $1.085 billion at June 30, 2006, or 62.4% of total loans, compared to the $1.059 billion, or 61.7% of total loans at December 31, 2005. Construction loans increased $9.9 million, while single-family residential loans increased by $7.9 million from December 31, 2005 to June 30, 2006. These increases are primarily due to increased loan demand in various growth areas of Arkansas.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $290.9 million at June 30, 2006, or 16.7% of total loans, compared to $274.2 million, or 16.0% of total loans at December 31, 2005. The commercial loan increase is primarily due to seasonal increases in agricultural and commercial loans.

The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	June 30,	December 31,
(In thousands)	2006	2005
Consumer
Credit cards	$132,464	$143,058
Student loans	77,085	89,818
Other consumer	140,631	138,051
Real Estate
Construction	248,834	238,898
Single family residential	348,777	340,839
Other commercial	487,288	479,684
Commercial
Commercial	188,480	184,920
Agricultural	86,244	68,761
Financial institutions	16,152	20,499
Other	12,673	13,579
Total loans before allowance for loan losses	$1,738,628	$1,718,107

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

At June 30, 2006, impaired loans were $12.5 million compared to $14.8 million at December 31, 2005.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8: Non-performing Assets

	June 30,	December 31,
($ in thousands)	2006	2005

Nonaccrual loans	$9,556	$7,296
Loans past due 90 days or more (principal or interest payments)	1,210	1,131
Total non-performing loans	10,766	8,427

Other non-performing assets
Foreclosed assets held for sale	1,740	1,540
Other non-performing assets	—	16
Total other non-performing assets	1,740	1,556
Total non-performing assets	$12,506	$9,983

Allowance for loan losses to non-performing loans	243.12%	319.48%
Non-performing loans to total loans	0.62%	0.49%
Non-performing assets to total assets	0.48%	0.40%
Non-performing assets ratio(1)	0.72%	0.58%

(1)	(Non-performing loans + foreclosed assets) / (total loans + foreclosed assets)

There was no interest income on the nonaccrual loans recorded for the six-month periods ended June 30, 2006 and 2005.

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

Unallocated Portion

Allowance allocations other than specific, classified and general for the Company are included in unallocated.

Reserve for Unfunded Commitments

Historically, the Company has included reserves for unfunded commitments in the allowance for loan losses. On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities. This reserve will be maintained at a level sufficient to absorb losses arising from unfunded loan commitments. The adequacy of the reserve for unfunded commitments is determined monthly based on methodology similar to the Company’s methodology for determining the allowance for loan losses. Future net adjustments to the reserve for unfunded commitments will be included in other non-interest expense.

An analysis of the allowance for loan losses is shown in Table 9.

Table 9: Allowance for Loan Losses

(In thousands)	2006	2005

Balance, beginning of year	$26,923	$26,508

Loans charged off
Credit card	1,193	2,338
Other consumer	495	600
Real estate	1,001	342
Commercial	391	1,940
Total loans charged off	3,080	5,220

Recoveries of loans previously charged off
Credit card	507	396
Other consumer	309	291
Real estate	411	77
Commercial	132	802
Total recoveries	1,359	1,566
Net loans charged off	1,721	3,654
Reclassification of reserve related to unfunded commitments(1)	(1,525)	—
Provision for loan losses	2,497	4,159
Balance, June 30	$26,174	$27,013

Loans charged off
Credit card		2,612
Other consumer		640
Real estate		706
Commercial		1,748
Total loans charged off		5,706

Recoveries of loans previously charged off
Credit card		436
Other consumer		345
Real estate		174
Commercial		1,294
Total recoveries		2,249
Net loans charged off		3,457
Provision for loan losses		3,367
Balance, end of year		$26,923

(1)	On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

Provision for Loan Losses

The amount of provision to the allowance during the six-month periods ended June 30, 2006 and 2005, and for the year ended December 31, 2005, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience. It is management's practice to review the allowance on a quarterly basis to determine the level of provision made to the allowance after considering the factors noted above.

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

Several factors in the national economy, including sixteen successive interest-rate increases by the Federal Reserve over the past twenty-four months, the effect of fuel prices on the commercial and consumer market, and certain loan sectors which may be exhibiting weaknesses, further justifies the need for unallocated reserves.

The Company’s unallocated portion of the allowance increased approximately $1.9 million during the six-months ended June 30, 2006, offset by a $2.2 million decrease the allocation for commercial loans. The increase in unallocated is primarily due to the credit quality upgrade of several significant commercial loan customers.

The Company still has some concerns over the uncertainty of the economy and the impact of pricing in the catfish, poultry and timber industries in Arkansas. Based on our analysis of loans within these business sectors, the Company believes the allowance for loan losses is adequate for the period ended June 30, 2006. Management actively monitors the status of these industries as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.

An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10: Allocation of Allowance for Loan Losses

	June 30, 2006		December 31, 2005
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,738	7.6%	$3,887	8.3%
Other consumer	1,255	12.5%	1,158	13.3%
Real estate	9,409	62.4%	9,870	61.7%
Commercial	3,699	16.7%	5,857	15.9%
Other	—	0.8%	—	0.8%
Unallocated	8,073		6,151
Total	$26,174	100.0%	$26,923	100.0%

(1)	Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 81 financial centers as of June 30, 2006. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of June 30, 2006, core deposits comprised 78.9% of the Company’s total deposits.

The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, managers in the local markets establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet each affiliate bank’s respective funding requirements. The Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, year-to-date internal deposit growth was $50.4 million. More specifically, total deposits as of June 30, 2006, were $2.110 billion versus $2.060 billion on December 31, 2005.

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

Total time deposits increased approximately $39.2 million to $1.018 billion at June 30, 2006, from $978.9 million at December 31, 2005. Non-interest bearing transaction accounts decreased $167,000 to $330.9 million at June 30, 2006, compared to $331.1 million at December 31, 2005. Interest bearing transaction and savings accounts were $761.3 million at June 30, 2006, an $11.4 million increase compared to $750.0 million on December 31, 2005. The Company had $53.9 million and $50.7 million of brokered deposits at June 30, 2006 and December 31, 2005, respectively.

LONG-TERM DEBT

During the six month period ended June 30, 2006, the Company decreased long-term debt by $3.9 million, or 4.5% from December 31, 2005. This decrease is primarily the result of scheduled principal pay downs on FHLB long-term advances.

CAPITAL

Overview

At June 30, 2006, total capital reached $247.2 million. Capital represents shareholder ownership in the Company - the book value of assets in excess of liabilities. At June 30, 2006, the Company’s equity to asset ratio was 9.52% compared to 9.67% at year-end 2005.

Capital Stock

At the Company’s annual shareholder meeting held on March 30, 2004, the shareholders approved an amendment to the Articles of Incorporation reducing the par value of the Class A Common Stock from $1.00 to $0.01 and eliminating the authority of the Company to issue Class B common stock, Class A Preferred Stock and Class B Preferred Stock.

Stock Repurchase

On May 25, 2004, the Company announced the adoption by the Board of Directors of a stock repurchase program. The program authorizes the repurchase of up to 5% of the then outstanding Common Stock, or 733,485 shares. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock dividends and general corporate purposes.

During the six-month period ended June 30, 2006, the Company repurchased 164,900 shares of stock under the repurchase plan with a weighted average repurchase price of $27.49 per share. Under the current stock repurchase plan, the Company can repurchase an additional 379,167 shares.

Cash Dividends

The Company declared cash dividends on its common stock of $0.33 per share for the first six months of 2006 compared to $0.30 per share for the first six months of 2005. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2006, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at June 30, 2006 and December 31, 2005, are presented in table 11.

Table 11: Risk-Based Capital

	June 30,	December 31,
($ in thousands)	2006	2005

Tier 1 capital
Stockholders’ equity	$247,179	$244,085
Trust preferred securities	30,000	30,000
Intangible assets	(64,781)	(65,278)
Unrealized loss on available-for-sale securities	5,735	4,360
Total Tier 1 capital	218,133	213,167

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	173	338
Qualifying allowance for loan losses	22,359	21,811
Total Tier 2 capital	22,532	22,149
Total risk-based capital	$240,665	$235,316

Risk weighted assets	$1,783,411	$1,739,771

Assets for leverage ratio	$2,488,304	$2,475,428

Ratios at end of period
Leverage ratio	8.77%	8.61%
Tier 1 capital	12.23%	12.25%
Total risk-based capital	13.49%	13.53%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At June 30, 2006, undivided profits of the Company's subsidiaries were approximately $139 million, of which approximately $11 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At June 30, 2006, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At June 30, 2006, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 20.0% of total assets, as compared to 19.2% at December 31, 2005.

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

The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its affiliates have approximately $106 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $40 million in funds on a given day. Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on month-to-month basis.

A second source of liquidity is the retail deposits available through the Company’s network of affiliate banks throughout Arkansas. Although this method can be somewhat of a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, the Company’s affiliate banks have lines of credits available with the Federal Home Loan Bank. While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs. Approximately $367 million of these lines of credit are currently available, if needed.

Fourth, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 69% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

Table A below presents the Company’s interest rate sensitivity position at June 30, 2006. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A: Interest Rate Sensitivity
	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$48,835	$—	$—	$—	$—	$—	$—	$48,835
Assets held in trading accounts	4,606	—	—	—	—	—	—	4,606
Investment securities	8,258	22,898	45,770	58,611	92,871	128,528	170,893	527,829
Mortgage loans held for sale	13,248	—	—	—	—	—	—	13,248
Loans	571,174	226,815	158,981	276,161	270,170	224,280	11,047	1,738,628
Total earning assets	646,121	249,713	204,751	334,772	363,041	352,808	181,940	2,333,146

Interest bearing liabilities
Interest bearing transaction and savings deposits	411,436	—	—	—	69,982	209,947	69,981	761,346
Time deposits	100,301	171,648	258,484	267,113	196,704	23,848	—	1,018,098
Short-term debt	134,738	—	—	—	—	—	—	134,738
Long-term debt	10,885	3,395	3,355	4,233	9,981	16,304	34,920	83,073
Total interest bearing liabilities	657,360	175,043	261,839	271,346	276,667	250,099	104,901	1,997,255
Interest rate sensitivity Gap	$(11,239)	$74,670	$(57,088)	$63,426	$86,374	$102,709	$77,039	$335,891
Cumulative interest rate sensitivity Gap	$(11,239)	$63,431	$6,343	$69,769	$156,143	$258,852	$335,891
Cumulative rate sensitive asset to rate sensitive liabilities	98.3%	107.6%	100.6%	105.1%	109.5%	113.7%	116.8%
Cumulative Gap as a % of earning assets	-0.5%	2.7%	0.3%	3.0%	6.7%	11.1%	14.4%

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

		Number
Identity(1)	Date of Sale	of Shares	Price(2)	Type of Transaction

1 Officer	April, 2006	300	10.56	Incentive Stock Option
1 Officer	April, 2006	2,000	12.12	Incentive Stock Option
1 Officer	April, 2006	300	12.22	Incentive Stock Option
1 Officer	April, 2006	100	16.00	Incentive Stock Option
1 Officer	May, 2006	1,000	12.12	Incentive Stock Option
3 Officers	June, 2006	700	10.56	Incentive Stock Option
2 Officers	June, 2006	400	12.22	Incentive Stock Option
1 Officer	June, 2006	800	15.35	Incentive Stock Option

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

(c) Issuer Purchases of Equity Securities. The Company made the following purchases of its common stock during the three months ended June 30, 2006:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

April 1 - April 30	2,700	28.55	2,700	451,867
May 1 - May 31	17,000	26.44	17,000	434,867
June 1 - June 30	55,700	26.74	55,700	379,167
Total	75,400	$26.74	75,400

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual shareholders meeting of the Company was held on April 11, 2006. The matters submitted to the security holders for approval included (1) setting the number of directors at seven (7), (2) the election of seven (7) directors, (3) adoption of the Simmons First National Corporation 2006 Employee Stock Purchase Plan, (4) adoption of the Simmons First National Corporation Executive Stock Incentive Plan - 2006 and (5) adoption of the Simmons First National Corporation Outside Director Stock Incentive Plan - 2006.

(b) At the annual meeting, all seven (7) incumbent directors were re-elected by proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, without any solicitation in opposition thereto.

The following table shows the required analysis of the voting by security holders at the annual meeting of shareholders held on April 11, 2006:

Voting of Shares
				Broker
Action	For	Against	Abstain	Non-Votes

Set number of directors at seven (7)	10,506,489	44,054	13,613	1,857,574

			Withhold	Broker
Election of Directors:	For	Against	Authority	Non-Votes

William E. Clark	10,043,970	—	516,436	1,861,332
Steven A. Cossé	10,359,407	—	201,090	1,861,234
George A. Makris, Jr.	10,278,376	—	284,792	1,858,562
J. Thomas May	10,350,020	—	210,378	1,861,332
Scott McGeorge	10,325,082	—	235,316	1,861,332
Harry L. Ryburn	10,277,815	—	282,583	1,861,332
Henry F. Trotter, Jr.	10,503,929	—	56,470	1,861,332

Action	For	Against	Abstain	Non-Votes

Adoption of 2006 Employee
Stock Purchase Plan	7,820,852	260,987	314,174	4,025,018
Adoption of Executive
Stock Incentive Plan - 2006	7,545,348	510,351	335,062	4,028,297
Adoption of Outside Director
Stock Incentive Plan - 2006	7,494,252	516,515	384,639	4,026,324

Item 6. Exhibits

Exhibit No.	Description

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

SIMMONS FIRST NATIONAL CORPORATION (Registrant)

Date: August 7, 2006	By:	/s/ J. Thomas May

Name: J. Thomas May Title: Chairman and Chief Executive Officer

Date: August 7, 2006	By:	/s/ Robert A. Fehlman

Name: Robert A. Fehlman Title: Executive Vice President and Chief Financial Officer