Form 10-Q
period 2006-09-30
SIMMONS FIRST NATIONAL CORP
filed 2006-11-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 27, 2006 was 14,206,728.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2006

Part I: Financial Information
Item 1. Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005

ASSETS

	September 30,	December 31,
(In thousands, except share data)	2006	2005
	(Unaudited)
Cash and non-interest bearing balances due from banks	$77,724	$75,461
Interest bearing balances due from banks	19,599	14,397
Federal funds sold	49,340	11,715
Cash and cash equivalents	146,663	101,573

Investment securities	531,505	521,789
Mortgage loans held for sale	6,591	7,857
Assets held in trading accounts	4,574	4,631
Loans	1,788,517	1,718,107
Allowance for loan losses	(25,879)	(26,923)
Net loans	1,762,638	1,691,184

Premises and equipment	66,769	63,360
Foreclosed assets held for sale, net	1,413	1,540
Interest receivable	21,953	18,754
Bank owned life insurance	35,708	33,269
Goodwill	60,605	60,605
Core deposit premiums	4,406	5,029
Other assets	14,117	14,177

TOTAL ASSETS	$2,656,942	$2,523,768

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
(In thousands, except share data)	2006	2005
	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$302,700	$331,113
Interest bearing transaction accounts and savings deposits	745,649	749,925
Time deposits	1,100,127	978,920
Total deposits	2,148,476	2,059,958
Federal funds purchased and securities sold
under agreements to repurchase	85,535	107,223
Short-term debt	61,850	8,031
Long-term debt	82,173	87,020
Accrued interest and other liabilities	24,316	17,451
Total liabilities	2,402,350	2,279,683

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized
30,000,000 shares, 14,188,008 issued and outstanding
at 2006 and 14,326,923 at 2005	142	143
Surplus	49,068	53,723
Undivided profits	208,200	194,579
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities,
net of income tax credits of $1,691 at 2006 and $2,615 at 2005	(2,818)	(4,360)
Total stockholders’ equity	254,592	244,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,656,942	$2,523,768

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$33,924	$29,225	$95,705	$81,813
Federal funds sold	325	262	692	863
Investment securities	5,183	4,693	14,991	13,926
Mortgage loans held for sale	141	168	369	421
Assets held in trading accounts	14	25	58	74
Interest bearing balances due from banks	229	119	785	418
TOTAL INTEREST INCOME	39,816	34,492	112,600	97,515

INTEREST EXPENSE
Deposits	14,404	9,046	38,313	23,889
Federal funds purchased and securities sold
under agreements to repurchase	1,152	815	3,320	2,088
Short-term debt	761	646	1,082	790
Long-term debt	1,122	1,113	3,364	3,306
TOTAL INTEREST EXPENSE	17,439	11,620	46,079	30,073

NET INTEREST INCOME	22,377	22,872	66,521	67,442
Provision for loan losses	602	1,736	3,099	5,895

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,775	21,136	63,422	61,547

NON-INTEREST INCOME
Trust income	1,435	1,430	4,095	4,164
Service charges on deposit accounts	3,973	4,154	11,945	11,721
Other service charges and fees	596	472	1,846	1,511
Income on sale of mortgage loans, net of commissions	763	826	2,194	2,221
Income on investment banking, net of commissions	55	146	252	364
Credit card fees	2,755	2,619	7,912	7,543
Premiums on sale of student loans	413	295	1,808	1,572
Bank owned life insurance income	382	279	1,098	636
Other income	654	519	2,004	2,078
Gain (loss) on sale of securities, net of taxes	--	--	--	(168)
TOTAL NON-INTEREST INCOME	11,026	10,740	33,154	31,642

NON-INTEREST EXPENSE
Salaries and employee benefits	13,298	12,703	40,269	38,231
Occupancy expense, net	1,612	1,483	4,673	4,314
Furniture and equipment expense	1,407	1,421	4,281	4,277
Loss on foreclosed assets	32	57	105	160
Deposit insurance	64	72	204	214
Other operating expenses	5,722	5,490	17,029	16,412
TOTAL NON-INTEREST EXPENSE	22,135	21,226	66,561	63,608

INCOME BEFORE INCOME TAXES	10,666	10,650	30,015	29,581
Provision for income taxes	3,219	3,316	9,284	9,444
NET INCOME	$7,447	$7,334	$20,731	$20,137
BASIC EARNINGS PER SHARE	$0.53	$0.51	$1.46	$1.40
DILUTED EARNINGS PER SHARE	$0.51	$0.50	$1.43	$1.37

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005

	September 30,	September 30,
(In thousands)	2006	2005
OPERATING ACTIVITIES	(Unaudited)
Net income	$20,731	$20,137
Items not requiring (providing) cash
Depreciation and amortization	4,104	4,052
Provision for loan losses	3,099	5,895
Net amortization (accretion) of investment securities	185	247
Deferred income taxes	864	(1,227)
(Gain) loss on sale of securities, net of taxes	--	168
Bank owned life insurance income	(1,098)	(636)
Changes in
Interest receivable	(3,199)	(4,307)
Mortgage loans held for sale	1,266	(171)
Assets held in trading accounts	56	186
Other assets	61	106
Accrued interest and other liabilities	7,445	4,224
Income taxes payable	(1,444)	(1,515)
Net cash provided (used) by operating activities	32,070	27,159

INVESTING ACTIVITIES
Net originations of loans	(75,408)	(144,918)
Purchases of premises and equipment, net	(6,890)	(7,573)
Proceeds from sale of foreclosed assets	982	1,568
Proceeds from sale of securities	1,542	1,225
Proceeds from maturities of available-for-sale securities	78,503	58,757
Purchases of available-for-sale securities	(65,625)	(60,671)
Proceeds from maturities of held-to-maturity securities	18,841	24,071
Purchases of held-to-maturity securities	(41,620)	(24,140)
Purchase of bank owned life insurance	(1,341)	(25,000)
Net cash provided (used) by investing activities	(91,016)	(176,681)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	88,518	88,532
Net proceeds (repayments) of short-term debt	53,819	90,374
Dividends paid	(7,110)	(6,464)
Proceeds from issuance of long-term debt	6,785	1,821
Repayment of long-term debt	(11,632)	(9,488)
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	(21,688)	(12,465)
Repurchase of common stock, net	(4,656)	(8,400)
Net cash provided (used) by financing activities	104,036	143,910

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,090	(5,612)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	101,573	153,731
CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,663	$148,119

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2006 and 2005

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (loss)	Profits	Total

Balance, December 31, 2004	$146	$62,826	$(1,124)	$176,374	$238,222
Comprehensive income
Net income	--	--	--	20,137	20,137
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credit of $1,394	--	--	(2,324)	--	(2,324)
Comprehensive income					17,813
Stock issued as bonus shares - 5,620 shares	--	138	--	--	138
Exercise of stock options - 80,460 shares	1	1,112	--	--	1,113
Securities exchanged under stock option plan	(1)	(775)	--	--	(776)
Repurchase of common stock - 341,995 shares	(3)	(8,872)	--	--	(8,875)
Dividends paid - $0.45 per share	--	--	--	(6,464)	(6,464)

Balance, September 30, 2005 (Unaudited)	143	54,429	(3,448)	190,047	241,171
Comprehensive income
Net income	--	--	--	6,825	6,825
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credit of $548	--	--	(912)	--	(912)
Comprehensive income					5,913
Exercise of stock options - 25,960 shares	--	320	--	--	320
Securities exchanged under stock option plan	1	(213)	--	--	(212)
Repurchase of common stock - 29,458 shares	(1)	(813)	--	--	(814)
Dividends paid - $0.16 per share	--	--	--	(2,293)	(2,293)

Balance, December 31, 2005	143	53,723	(4,360)	194,579	244,085
Comprehensive income
Net income	--	--	--	20,731	20,731
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $924	--	--	1,542	--	1,542
Comprehensive income					22,274
Stock issued as bonus shares - 10,200 shares	--	275	--	--	275
Exercise of stock options - 67,580 shares	1	992	--	--	993
Securities exchanged under stock option plan	--	(799)	--	--	(799)
Stock granted under
stock-based compensation plans	--	69	--	--	69
Repurchase of common stock - 188,900 shares	(2)	(5,192)	--	--	(5,194)
Dividends paid - $0.50 per share	--	--	--	(7,110)	(7,110)

Balance, September 30, 2006 (Unaudited)	$142	$49,068	$(2,818)	$208,200	$254,592

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

Following is the computation of per share earnings for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net income	$7,447	$7,334	$20,731	$20,137

Average common shares outstanding	14,196	14,357	14,236	14,386
Average potential dilutive common shares	255	297	255	297
Average diluted common shares	14,451	14,654	14,491	14,683

Basic earnings per share	$0.53	$0.51	$1.46	$1.40
Diluted earnings per share	$0.51	$0.50	$1.43	$1.37

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30,				December 31,
	2006				2005
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$1,001	$--	$(4)	$997	$1,004	$--	$(20)	$984
U.S. Government
agencies	53,000	107	(115)	52,992	28,000	--	(473)	27,527
Mortgage-backed
securities	161	3	(1)	163	187	3	--	190
State and political
subdivisions	116,481	314	(297)	116,498	117,148	662	(1,298)	116,512
Other securities	2,301	--	--	2,301	3,960	--	--	3,960

	$172,944	$424	$(417)	$172,951	$150,299	$665	$(1,791)	$149,173

Available-for-Sale
U.S. Treasury	$6,792	$--	$(43)	$6,749	$10,989	$--	$(102)	$10,887
U.S. Government
agencies	336,545	--	(4,836)	331,709	348,570	35	(7,615)	340,990
Mortgage-backed
securities	3,187	--	(92)	3,095	3,392	9	(92)	3,309
State and political
subdivisions	1,360	13	--	1,373	3,014	39	--	3,053
Other securities	15,183	452	--	15,635	12,561	690	--	13,251

	$363,067	$465	$(4,971)	$358,561	$378,526	$773	$(7,809)	$371,490

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $398,516,000 at September 30, 2006 and $411,580,000 at December 31, 2005.

The book value of securities sold under agreements to repurchase amounted to $70,610,000 and $67,778,000 for September 30, 2006 and December 31, 2005, respectively.

Income earned on securities for the nine months ended September 30, 2006 and 2005, is as follows:

(In thousands)	2006	2005

Taxable
Held-to-maturity	$1,321	$773
Available-for-sale	10,136	9,542

Non-taxable
Held-to-maturity	3,454	3,460
Available-for-sale	80	151

Total	$14,991	$13,926

Maturities of investment securities at September 30, 2006 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$19,459	$19,377	$102,837	$101,962
After one through five years	54,952	54,831	161,855	158,704
After five through ten years	82,370	82,384	79,082	78,168
After ten years	14,792	14,988	4,112	4,092
Other securities	1,371	1,371	15,181	15,635

Total	$172,944	$172,951	$363,067	$358,561

Gross realized losses of $0 and $275,000 were recognized for the nine-month periods ended September 30, 2006 and 2005. There were no realized gains over the same periods.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories are summarized as follows:

	September 30,	December 31,
(In thousands)	2006	2005

Consumer
Credit cards	$133,607	$143,058
Student loans	86,875	89,818
Other consumer	146,039	138,051
Real Estate
Construction	267,600	238,898
Single family residential	364,657	340,839
Other commercial	494,514	479,684
Commercial
Commercial	175,576	184,920
Agricultural	103,301	68,761
Financial institutions	576	20,499
Other	15,772	13,579

Total loans before allowance for loan losses	$1,788,517	$1,718,107

As of September 30, 2006, credit card loans, which are unsecured, were $133,607,000, or 7.5% of total loans, versus $143,058,000, or 8.3% of total loans at December 31, 2005. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At September 30, 2006 and December 31, 2005, impaired loans totaled $11,961,000 and $14,804,000, respectively. All impaired loans had either specific or general allocations within the allowance for loan losses. Allocations of the allowance for loan losses relative to impaired loans were $4,060,000 at September 30, 2006 and $3,868,000 at December 31, 2005. Approximately $297,000 and $313,000 of interest income was recognized on average impaired loans of $13,133,000 and $15,984,000 as of September 30, 2006 and 2005, respectively. Interest recognized on impaired loans on a cash basis during the first nine months of 2006 and 2005 was immaterial.

Transactions in the allowance for loan losses are as follows:

	September 30,	December 31,
(In thousands)	2006	2005

Balance, beginning of year	$26,923	$26,508
Additions
Provision charged to expense	3,099	5,895
	30,022	32,403
Deductions
Losses charged to allowance, net of recoveries
of $2,266 and $3,305 for the first nine months of
2006 and 2005, respectively	2,618	5,074
Reclassification of reserve related to unfunded commitments (1)	1,525	--

Balance, September 30	$25,879	27,329

Additions
Provision charged to expense		1,631

Deductions
Losses charged to allowance, net of recoveries
of $511 for the last three months of 2005		2,037

Balance, end of year		$26,923

(1)	On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at September 30, 2006 and December 31, 2005, were as follows:

	September 30,	December 31,
(In thousands)	2006	2005

Gross carrying amount	$7,246	$7,246
Accumulated amortization	(2,840)	(2,217)

Net core deposit premiums	$4,406	$5,029

Core deposit premium amortization expense recorded for the nine months ended September 30, 2006 and 2005, was $623,000 and $622,000, respectively. The Company’s estimated amortization expense for the remainder of 2006 is $207,000, and for each of the following four years is:
2007 – $818,000; 2008 – $807,000; 2009 – $802,000; and 2010 – $698,000.

NOTE 5: TIME DEPOSITS

Time deposits include approximately $436,022,000 and $364,177,000 of certificates of deposit of $100,000 or more at September 30, 2006 and December 31, 2005 respectively.

NOTE 6: INCOME TAXES

The provision for income taxes is comprised of the following components:

	September 30,	September 30,
(In thousands)	2006	2005

Income taxes currently payable	$10,148	$10,671
Deferred income taxes	(864)	(1,227)

Provision for income taxes	$9,284	$9,444

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	September 30,	December 31,
(In thousands)	2006	2005

Deferred tax assets
Allowance for loan losses	$8,655	$8,329
Valuation of foreclosed assets	63	74
Deferred compensation payable	1,230	1,109
FHLB advances	64	97
Vacation compensation	757	727
Loan interest	140	241
Available-for-sale securities	1,691	2,615
Other	393	363
Total deferred tax assets	12,993	13,555

Deferred tax liabilities
Accumulated depreciation	(867)	(1,128)
Deferred loan fee income and expenses, net	(771)	(657)
FHLB stock dividends	(847)	(740)
Goodwill and core deposit premium amortization	(5,044)	(3,852)
Other	(880)	(807)
Total deferred tax liabilities	(8,409)	(7,184)

Net deferred tax assets included in other
assets on balance sheets	$4,584	$6,371

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	September 30,	September 30,
(In thousands)	2006	2005

Computed at the statutory rate (35%)	$10,505	$10,353

Increase (decrease) resulting from:
Tax exempt income	(1,389)	(1,422)
Other differences, net	168	513

Actual tax provision	$9,284	$9,444

NOTE 7: SHORT-TERM AND LONG-TERM DEBT

Long-term debt at September 30, 2006 and December 31, 2005, consisted of the following components:

	September 30,	December 31,
(In thousands)	2006	2005

Note Payable, due 2007, at a floating rate of
0.90% above the one-month LIBOR rate, reset
monthly, unsecured	$2,000	$4,000
FHLB advances, due 2006 to 2024, 2.58% to 8.41%
secured by residential real estate loans	49,243	52,090
Trust preferred securities, due 2033,
fixed at 8.25%, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
floating rate of 2.80% above the three-month LIBOR
rate, reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310

	$82,173	$87,020

At September 30, 2006 the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $59.7 million with a weighted average rate of 5.30% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at September 30, 2006 are:

		Annual
(In thousands)	Year	Maturities

	2006	$3,244
	2007	10,154
	2008	12,939
	2009	5,767
	2010	2,446
	Thereafter	47,623

	Total	$82,173

NOTE 8: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries. The Company or its subsidiaries remain the subject of two (2) lawsuits asserting claims against the Company or its subsidiaries.

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

On April 3, 2006, an action in Johnson County Circuit Court was filed by Tria Xiong and Mai Lee Xiong against Simmons First Bank of Russellville and certain individuals alleging wrongful conduct by the bank in the underwriting and origination of certain loans. The plaintiffs are seeking an unspecified sum in compensatory damages and $1,000,000.00 in punitive damages. Discovery is in process, and the suit is pending, with no court date set. At this time, no basis for any material liability has been identified. The bank plans to vigorously defend the claims asserted in the suit.

On June 22, 2006, an action in Johnson County Circuit Court was filed by Wa Khue Moua and Maycha Moua against Simmons First Bank of Russellville alleging wrongful conduct by the bank in the underwriting and origination of certain loans. The plaintiffs were seeking $275,000.00 in compensatory damages and $500,000.00 in punitive damages. On October 6, 2006, an Order of Dismissal was signed in Johnson County Circuit Court dismissing the case without prejudice.

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

During the nine-month period ended September 30, 2006, the Company repurchased 188,900 shares of stock under the repurchase plan with a weighted average repurchase price of $27.54 per share. Under the current stock repurchase plan, the Company can repurchase an additional 355,167 shares.

NOTE 10: UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At September 30, 2006, the bank subsidiaries had approximately $12 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of September 30, 2006, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's “total risk-based capital” ratio was 13.35% at September 30, 2006.

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

As a result of applying the provisions of SFAS 123R during the three and nine months ended September 30, 2006, the Company recognized additional stock-based compensation expense related to stock options of $18,773 and $69,112. The increase in stock-based compensation expense related to stock options during the three and nine months ended September 30, 2006, resulted in no change in basic or diluted earnings per share.

Stock-based compensation expense totaled $18,773 and $213,341 during the three and nine months ended September 30, 2006 and $0 and $116,691 during the three and nine months ended September 30, 2005. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. Unrecognized stock-based compensation expense related to stock options totaled $306,387 at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.11 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $437,456 at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.48 years.

The following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2005, as if the fair value method of SFAS 123R had been applied.

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2005
Net income, as reported	$7,334	$20,137
Add: Stock-based employee compensation included
in reported net income, net of related tax effects	--	73
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(65)	(269)
Pro forma net income	$7,269	$19,941
Earnings per share:
Basic - as reported	$0.51	$1.40
Basic - pro forma	$0.51	$1.39

Diluted - as reported	$0.50	$1.37
Diluted - pro forma	$0.50	$1.36

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

The table below summarizes the transactions under the Company's stock option plans for the nine months ended September 30, 2006:

		Weighted
		Average
		Exercisable
(In thousands, except per share data)	Shares	Price

Outstanding, January 1, 2006	609	$14.77
Granted	60	26.19
Forfeited/Expired	(27)	13.50
Exercised	(68)	14.68

Outstanding, September 30, 2006	574	$16.03

Exercisable at September 30, 2006	509	$14.79

Total intrinsic value of options exercised for the nine months ended September 30, 2006, was $913,682.

There were 59,700 options granted during the nine months ended September 30, 2006. The weighted-average fair value of options granted during the nine months ended September 30, 2006 was $5.01. The following weighted-average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2006:

Expected dividend yield	2.67%
Expected stock price volatility	17.74%
Risk-free interest rate	4.84%
Expected life of options	5 - 10 Years

As of September 30, 2006, there was $743,343 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.33 years.

NOTE 12: ADDITIONAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
(In thousands)	2006	2005

Interest paid	$43,552	$29,019
Income taxes paid	$9,865	$9,732

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

At September 30, 2006, the Company had outstanding commitments to extend credit aggregating approximately $214,882,000 and $443,950,000 for credit card commitments and other loan commitments, respectively. At December 31, 2005, the Company had outstanding commitments to extend credit aggregating approximately $194,614,000 and $429,442,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $6,339,000 and $4,573,000 at September 30, 2006 and December 31, 2005, respectively, with terms ranging from 90 days to three years. At September 30, 2006 and December 31, 2005 the Company’s deferred revenue under standby letter of credit agreements is approximately $62,000 and $43,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2006, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
November 6, 2006

Item 2.     Management’s Discussion and Analysis of Financial Condition
            and Results of Operations

OVERVIEW

Simmons First National Corporation recorded earnings of $7,447,000, or $0.51 diluted earnings per share for the third quarter of 2006, compared to earnings of $7,334,000, or $0.50 diluted earnings per share for same period in 2005. This represents a $113,000, or 1.5% increase in the third quarter 2006 earnings over 2005. From September 30, 2005 to September 30, 2006, quarterly diluted earnings per share increased by $0.01, or 2.0%. Annualized return on average assets and annualized return on average stockholders’ equity for the three-month period ended September 30, 2006, were 1.13% and 11.70%, compared to 1.15% and 12.05%, respectively, for the same period in 2005. The increase in earnings for the quarter over the same period last year is primarily attributable to an increase in non-interest income, a reduced provision for loan losses resulting from fewer credit card charge-offs, and a minimal increase in non-interest expense due to the Company’s emphasis on the budgeting process.

Earnings for the nine-month period ended September 30, 2006, were $20,731,000, or $1.43 per diluted share. These earnings reflect an increase of $594,000, or $0.06 per share, when compared to the nine-month period ended September 30, 2005, earnings of $20,137,000, or $1.37 per diluted share. Annualized return on average assets and annualized return on average stockholders’ equity for the nine-month period ended September 30, 2006, were 1.08% and 11.13%, compared to 1.08% and 11.29%, respectively, for the same period in 2005.

The non-performing assets ratio (the sum of non-performing loans and foreclosed assets divided by the sum of total loans and foreclosed assets) was 69 basis points and 58 basis points at September 30, 2006 and December 31, 2005, respectively. Non-performing loans to total loans were 61 basis points at the end of the quarter, compared to 49 basis points at December 31, 2005. The allowance for loan losses equaled 239% of non-performing loans as of September 30, 2006, compared to 319% as of year-end 2005. The allowance for loan losses as a percent of total loans equaled 1.45% and 1.57 % as of September 30, 2006 and December 31, 2005, respectively.

Annualized net charge-offs to total loans for the third quarter of 2006 were 20 basis points. Excluding credit cards, annualized net charge-offs to total loans were 13 basis points. The credit card annualized net charge-offs as a percent of the credit card portfolio were 1.10% for the quarter ended September 30, 2006, more than 300 basis points below the most recently published industry average of 4.23%. Credit card charge-offs increased during the fourth quarter of 2005 due to a new bankruptcy law that went into effect in October of 2005. While bankruptcy filings have declined significantly from the high levels of the fourth quarter of 2005, the Company does not expect the year-to-date results to be maintained during 2007. The Company anticipates credit card charge-offs will gradually return to the Company’s historical level of approximately 2.50%.

Total assets for the Company at September 30, 2006, were $2.657 billion, an increase of $133.2 million, or 5.3% from December 31, 2005. Stockholders’ equity at the end of the third quarter of 2006 was $254.6 million, a $10.5 million, or 4.3% increase from December 31, 2005.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 84 offices, of which 81 are financial centers, located in 46 communities.

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

Net Interest Income Quarter-to-Date Analysis

For the three-month period ended September 30, 2006, net interest income on a fully taxable equivalent basis was $23.2 million, a decrease of $502,000, or 2.1%, from the same period in 2005. The decrease in net interest income was the result of a $5.3 million increase in interest income offset by a $5.8 million increase in interest expense.

The $5.3 million increase in interest income primarily is the result of a 75 basis point increase in yield on earning assets associated with the higher interest rate environment, as well as a $57 million increase in average interest earning assets due to internal growth and seasonal increases in the loan portfolio. The growth in average interest earning assets resulted in a $1.2 million improvement in interest income. The growth in average loans accounted for a $1.4 million increase, offset by lower average balances in other interest earning assets. The higher interest rates accounted for a $4.2 million increase in interest income. The most significant component of this increase was the $3.3 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate earned on the loan portfolio increased 75 basis points from 6.88% to 7.63%.

The $5.8 million increase in interest expense is the result of a 107 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment, coupled with a $54.8 million increase in average interest bearing liabilities generated through internal growth. The higher level of average interest bearing liabilities resulted in a $510,000 increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of an increase of approximately $89.4 million from internal deposit growth, offset by a reduction of $27.2 million in federal funds purchased and short-term debt, along with a $7.4 million reduction in average long-term debt due primarily to scheduled repayments of FHLB borrowings. The higher interest rates accounted for a $5.3 million increase in interest expense. The most significant component of this increase was the $3.4 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 85% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits increased 128 basis points from 2.92% to 4.20%.

Net Interest Income Year-to-Date Analysis

For the nine-month period ended September 30, 2006, net interest income on a fully taxable equivalent basis was $68.9 million, a decrease of $986,000, or 1.4%, from the same period in 2005. The decrease in net interest income was the result of a $15.0 million increase in interest income offset by a $16.0 million increase in interest expense.

The $15.0 million increase in interest income primarily is the result of a 74 basis point increase in yield on earning assets associated with the higher interest rate environment, as well as a $50.3 million increase in average interest earning assets due to internal growth and seasonal increases in the loan portfolio. The growth in average interest earning assets resulted in a $3.7 million improvement in interest income. The growth in average loans accounted for a $5.1 million increase, offset by lower average balances in other interest earning assets. The higher interest rates accounted for an $11.4 million increase in interest income. The most significant component of this increase was the $8.8 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate paid on the loan portfolio increased 73 basis points from 6.70% to 7.43%.

The $16.0 million increase in interest expense is the result of a 103 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment, coupled with a $48.7 million increase in average interest bearing liabilities generated through internal growth. The higher level of average interest bearing liabilities resulted in a $1.2 million increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of an increase of approximately $64.3 million from internal deposit growth, offset by an $8.3 million reduction in average long-term debt due primarily to scheduled repayments of FHLB borrowings. The higher interest rates accounted for a $14.8 million increase in interest expense. The most significant component of this increase was the $9.5 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 80% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits increased 126 basis points from 2.61% to 3.87%.

Net Interest Margin

The Company’s net interest margin decreased 19 basis points to 3.91% for the three-month period ended September 30, 2006, when compared to 4.10% for the same period in 2005. This decrease in the net interest margin was primarily due to the increase in the cost of funds resulting from deposit repricing, coupled with the effect of the inverted yield curve between short-term and long-term interest rates. The Company also completed a corporate-wide time deposit promotion during the quarter based on its projected liquidity needs for the balance of the year. The approximately $43 million of new deposits from this promotion, along with the transfer of funds to these accounts by existing customers, caused some additional margin compression. The Company expects to see continuing competitive pressure in deposit repricing in the short term, and anticipates flat to slight margin compression for the fourth quarter of 2006.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2006 versus September 30, 2005.

Table 1: Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Interest income	$39,816	$34,492	$112,600	$97,515
FTE adjustment	796	803	2,380	2,445

Interest income - FTE	40,612	35,295	114,980	99,960
Interest expense	17,439	11,620	46,079	30,073

Net interest income - FTE	$23,173	$23,675	$68,901	$69,887

Yield on earning assets - FTE	6.86%	6.11%	6.66%	5.90%
Cost of interest bearing liabilities	3.41%	2.34%	3.11%	2.08%
Net interest spread - FTE	3.45%	3.77%	3.55%	3.84%
Net interest margin - FTE	3.91%	4.10%	3.99%	4.14%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2006 vs. 2005	2006 vs. 2005

Increase due to change in earning assets	$1,159	$3,651
Increase due to change in earning asset yields	4,160	11,368
Decrease due to change in interest
bearing liabilities	(510)	(1,204)
Decrease due to change in interest rates
paid on interest bearing liabilities	(5,309)	(14,801)
Decrease in net interest income	$(500)	$(986)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2006 and 2005. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)
ASSETS
Earning Assets
Interest bearing balances
due from banks	$16,851	$229	5.39	$16,384	$119	2.88
Federal funds sold	22,966	325	5.61	29,375	262	3.54
Investment securities - taxable	410,542	4,005	3.87	419,204	3,503	3.32
Investment securities - non-taxable	117,224	1,885	6.38	122,030	1,904	6.19
Mortgage loans held for sale	8,368	141	6.69	11,395	168	5.85
Assets held in trading accounts	4,598	14	1.21	4,711	25	2.11
Loans	1,769,131	34,013	7.63	1,689,883	29,314	6.88
Total interest earning assets	2,349,680	40,612	6.86	2,292,982	35,295	6.11
Non-earning assets	254,517			241,732
Total assets	$2,604,197			$2,534,714

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$722,920	$3,023	1.66	$751,877	$2,015	1.06
Time deposits	1,074,875	11,381	4.20	956,558	7,031	2.92
Total interest bearing deposits	1,797,795	14,404	3.18	1,708,435	9,046	2.10
Federal funds purchased and
securities sold under agreement
to repurchase	93,670	1,152	4.88	92,508	815	3.50
Other borrowed funds
Short-term debt	54,120	761	5.58	82,463	646	3.11
Long-term debt	80,825	1,122	5.51	88,242	1,113	5.00
Total interest bearing liabilities	2,026,410	17,439	3.41	1,971,648	11,620	2.34
Non-interest bearing liabilities
Non-interest bearing deposits	302,490			303,387
Other liabilities	22,804			18,120
Total liabilities	2,351,704			2,293,155
Stockholders’ equity	252,493			241,559
Total liabilities and
stockholders’ equity	$2,604,197			$2,534,714
Net interest spread			3.45			3.77
Net interest margin		$23,173	3.91		$23,675	4.10

	Nine Months Ended September 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$22,209	$785	4.73	$22,324	$418	2.49
Federal funds sold	18,471	692	5.01	38,768	863	2.97
Investment securities - taxable	410,500	11,457	3.73	429,258	10,316	3.20
Investment securities - non-taxable	117,566	5,654	6.43	122,857	5,801	6.29
Mortgage loans held for sale	7,794	369	6.33	9,794	421	5.73
Assets held in trading accounts	4,602	58	1.69	4,549	74	2.17
Loans	1,727,725	95,965	7.43	1,630,995	82,067	6.70
Total interest earning assets	2,308,867	114,980	6.66	2,258,545	99,960	5.90
Non-earning assets	249,069			226,599
Total assets	$2,557,936			$2,485,144

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$740,321	$8,476	1.53	$767,160	$5,508	0.96
Time deposits	1,030,591	29,837	3.87	939,464	18,381	2.61
Total interest bearing deposits	1,770,912	38,313	2.89	1,706,624	23,889	1.86
Federal funds purchased and
securities sold under agreement
to repurchase	99,613	3,320	4.46	99,673	2,088	2.79
Other borrowed funds
Short-term debt	25,400	1,082	5.70	32,629	790	3.23
Long-term debt	82,570	3,364	5.45	90,865	3,306	4.85
Total interest bearing liabilities	1,978,495	46,079	3.11	1,929,791	30,073	2.08
Non-interest bearing liabilities
Non-interest bearing deposits	309,873			300,430
Other liabilities	20,451			16,380
Total liabilities	2,308,819			2,246,601
Stockholders’ equity	249,117			238,543
Total liabilities and
stockholders’ equity	$2,557,936			$2,485,144
Net interest spread			3.55			3.84
Net interest margin		$68,901	3.99		$69,887	4.14

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2006, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 over 2005			2006 over 2005
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$3	$107	$110	$(2)	$369	$367
Federal funds sold	(66)	129	63	(586)	414	(172)
Investment securities - taxable	(73)	577	504	(467)	1,609	1,142
Investment securities - non-taxable	(76)	57	(19)	(254)	106	(148)
Mortgage loans held for sale	(48)	22	(26)	(91)	40	(51)
Assets held in trading accounts	(1)	(11)	(12)	--	(17)	(17)
Loans	1,420	3,279	4,699	5,051	8,847	13,898

Total	1,159	4,160	5,319	3,651	11,368	15,019

Interest expense
Interest bearing transaction and
savings accounts	(81)	1,089	1,008	(199)	3,166	2,967
Time deposits	954	3,396	4,350	1,927	9,528	11,455
Federal funds purchased
and securities sold under
agreements to repurchase	10	327	337	(1)	1,233	1,232
Other borrowed funds
Short-term debt	(275)	390	115	(205)	498	293
Long-term debt	(98)	107	9	(318)	376	58

Total	510	5,309	5,819	1,204	14,801	16,005
Increase (decrease) in net
interest income	$649	$(1,149)	$(500)	$2,447	$(3,433)	$(986)

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

The provision for loan losses for the three-month period ended September 30, 2006, was $0.6 million, compared to $1.7 million for the three-month period ended September 30, 2005, a reduction of $1.1 million. The provision for loan losses for the nine-month period ended September 30, 2006, was $3.1 million, compared to $5.9 million for the nine-month period ended September 30, 2005, a reduction of $2.8 million. These provision reductions were primarily driven by two factors.

First, credit card net charge-offs were down $542,000 and $1.8 million for the three-month and nine-month periods ended September 30, 2006, respectively, when compared to the same periods in 2005. Credit card net charge-offs as a percent of the credit card portfolio were 1.10% for the quarter ended September 30, 2006, compared to 2.59% for the same period in 2005. This positive trend of significant reduction in credit card charge-offs has continued throughout the year, as the Company has recorded credit card net charge-offs of 1.06% of credit card balances for the nine-months ended September 30, 2006, compared to 2.68% for the same period in 2006. Second, there was improvement in the credit quality of the loan portfolio, particularly one large credit relationship that was upgraded two levels from substandard to watch, based upon improved financial condition of the borrower, for which a specific reserve was no longer required. During the quarter ended September 30, 2006, additional loans were classified as non-performing based upon various criteria; however, there were no specific reserve allocations required for these loans. The provision for loan losses was reduced due to the continued significant reduction in credit card charge-offs and the improvement in credit quality of loans with specific reserves.

NON-INTEREST INCOME

Total non-interest income was $11.0 million for the three-month period ended September 30, 2006, compared to $10.7 million for the same period in 2005. For the nine-months ended September 30, 2006, non-interest income was $33.2 million compared to the $31.6 reported for the same period ended September 30, 2005. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, as well as changes in 2006 from 2005.

Table 5: Non-Interest Income

	Three Months Ended Sept 30,		2006 Change from		Nine Months Ended Sept 30,		2006 Change from
(In thousands)	2006	2005	2005		2006	2005	2005

Trust income	$1,435	$1,430	$5	0.35%	$4,095	$4,164	$(69)	(1.66)%
Service charges on	3,973	4,154	(181)	(4.36)	11,945	11,721	224	1.91
Other service charges and fees	596	472	124	26.27	1,846	1,511	335	22.17
Income on sale of mortgage loans, net of commissions	763	826	(63)	(7.63)	2,194	2,221	(27)	(1.22)
Income on investment banking, net of commissions	55	146	(91)	(62.33)	252	364	(112)	(30.77)
Credit card fees	2,755	2,619	136	5.19	7,912	7,543	369	4.89
Premiums on sale of student loans	413	295	118	40.00	1,808	1,572	236	15.01
Bank owned life insurance income	382	279	103	36.92	1,098	636	462	72.64
Other income	654	519	135	26.01	2,004	2,078	(74)	(3.56)
Gain (loss) on sale of securities, net of tax	--	--	--		--	(168)	168	(100.00)%
Total non-interest income	$11,026	$10,740	$286	2.66%	$33,154	$31,642	$1,512	4.78%

Recurring fee income for the three-month period ended September 30, 2006, was $8.8 million, an increase of $84,000, or 1.0% from the three-month period ended September 30, 2005. Other service charges and fees increased by $124,000, primarily due to an increase in ATM income, based on increased volume and an improvement in the fee structure. Service charges on deposit accounts decreased by $181,000 due to reduced income on insufficient funds charges. Recurring fee income for the nine-month period ended September 30, 2006, was $25.8 million, an increase of $859,000, or 3.4% from the nine-month period ended September 30, 2005. Other service charges and fees increased by $335,000, primarily due to an increase in ATM income, based on increased volume and an improvement in the fee structure.

On April 29, 2005, the Company invested an additional $25 million in Bank Owned Life Insurance (“BOLI”). BOLI income increased by $103,000 for the three-months ended September 30, 2006, compared to the same period in 2005, due primarily to an improved earnings credit on the investment. BOLI income increased by $462,000 for the nine-months ended September 30, 2006, compared to the same period in 2005. Approximately $315,000 of this increase can be attributed to an improved earnings credit on the investment, while the remainder of the increase relates to the acquisition timing of the investment.

Other non-interest income for the nine-months ended September 30, 2006, was $2.0 million, a decrease of $74,000 over the nine-months ended September 30, 2005. The decrease primarily resulted from a one-time distribution of approximately $250,000 the Company received in the first quarter of 2005 as part of the proceeds when Pulse EFT, a regional ATM switching network used by the Company, merged with Discover Financial Services.

There were no gains or losses on sale of securities during the three and nine-months ended September 30, 2006. During the quarter ended June 30, 2005, the Company sold certain investment securities obtained in a prior acquisition that did not fit its current investment portfolio strategy. As a result of this liquidation, the Company recognized an after-tax loss on sale of securities of $168,000 for the nine-months ended September 30, 2005.

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

Non-interest expense for the three-month and nine-month periods ended September 30, 2006, was $22.1 million and $66.6 million, an increase of $0.9 million, or 4.3% and $3.0 million, or 4.65%, respectively, from the same periods in 2005. These increases are primarily the result of an increase in normal ongoing operating expenses and the additional expense associated with the operation of seven new financial centers opened since the second quarter of 2005. The new locations accounted for approximately $321,000 and $1,172,000 of the non-interest expense increase during the three-month and nine-month periods ended September 30, 2006, respectively. Normalizing for the expansion expenses, non-interest expense increased by 2.8% for both the three-months and nine-months ended September 30, 2006, over the same periods of 2005.

Credit card expense increased for the three-month and nine-month periods ended September 30, 2006 and 2005 by $108,000, or 14.6%, and $329,000, or 16.4%, respectively. As a result of previously reported initiatives, the Company converted approximately 15,000 accounts to its Platinum rewards card. The conversion process resulted in increased expense for the rewards program in 2006.

Table 6 below shows non-interest expense for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, as well as changes in 2006 from 2005.

Table 6: Non-Interest Expense

	Three Months Ended Sept 30		2006 Change from		Nine Months Ended Sept 30		2006 Change from
(In thousands)	2006	2005	2005		2006	2005	2005

Salaries and employee benefits	$13,298	$12,703	$595	4.68%	$40,269	$38,231	$2,038	5.33%
Occupancy expense, net	1,612	1,483	129	8.70	4,673	4,314	359	8.32
Furniture and equipment expense	1,407	1,421	(14)	(0.99)	4,281	4,277	4	0.09
Loss on foreclosed assets	32	57	(25)	(43.86)	105	160	(55)	(34.38)
Other operating expenses
Professional services	469	512	(43)	(8.40)	1,770	1,655	115	6.95
Postage	555	555	--		1,691	1,693	(2)	(0.12)
Telephone	492	442	50	11.31	1,471	1,328	143	10.77
Credit card expenses	849	741	108	14.57	2,332	2,003	329	16.43
Operating supplies	390	399	(9)	(2.26)	1,205	1,190	15	1.26
FDIC insurance	64	72	(8)	(11.11)	204	214	(10)	(4.67)
Amortization of intangibles	207	207	--		623	622	1	0.16
Other expense	2,760	2,634	126	4.78	7,937	7,921	16	0.20
Total non-interest expense	$22,135	$21,226	$909	4.28%	$66,561	$63,608	$2,953	4.64%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.726 billion and $1.631 billion during the first nine months of 2006 and 2005, respectively. As of September 30, 2006, total loans were $1.789 billion, an increase of $70.4 million from December 31, 2005. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $366.5 million at September 30, 2006, or 20.5% of total loans, compared to $370.9 million, or 21.6% of total loans at December 31, 2005. The consumer loan decrease from December 31, 2005 to September 30, 2006 is the result of the decline in the Company’s credit card portfolio, along with a seasonal decline in student loans, partially offset by an increase in other consumer loans.

As a general rule, the Company’s credit card portfolio experiences seasonal fluctuations, reaching its highest level during the fourth quarter and dropping off with paydowns to its lowest level during the first quarter. Even so, the Company continues to experience significant competitive pressure from the credit card industry. Over the last three years, the credit card portfolio has decreased by approximately $10 to $12 million each year, primarily due to closed accounts. However, during the second and third quarters of 2006, the Company experienced some slow-down in this trend. When compared to September 30, 2005, outstanding balances decreased by only $4.5 million. Also, the balance of the credit card portfolio has increased each of the past two quarters. When compared to March 31, 2006, the portfolio increased $3.8 million, the first March 31 to September 30 increase since 2001.

In order to reverse the negative trend of closed accounts within the credit card portfolio, the Company previously introduced several initiatives to make the product more competitive. Management believes these initiatives resulted in a slowing of the number of accounts closed. As a continuation of its efforts to stabilize the credit card portfolio, at the end of July the Company introduced a new initiative to increase new accounts. This initiative is a 7.25% fixed rate card with no fees and no rewards, and, to management’s knowledge, is one of the lowest fixed rate cards in America. Since introducing the new initiatives, the Company has experienced a positive net growth in credit card accounts.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $1.127 billion at September 30, 2006, or 63.0% of total loans, compared to the $1.059 billion, or 61.7% of total loans at December 31, 2005. Construction loans increased $28.7 million, while single-family residential loans increased by $23.8 million from December 31, 2005 to September 30, 2006. These increases are primarily due to increased loan demand in various growth areas of Arkansas.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $279.5 million at September 30, 2006, or 15.6% of total loans, compared to $274.2 million, or 16.0% of total loans at December 31, 2005. The commercial loan increase is primarily due to seasonal increases in agricultural loans. This increase was partially offset by a $19.9 million decrease in loans to financial institutions due primarily to the early payoff by one borrower.

The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio
(In thousands)	September 30, 2006	December 31, 2005
Consumer
Credit cards	$133,607	$143,058
Student loans	86,875	89,818
Other consumer	146,039	138,051
Real Estate
Construction	267,600	238,898
Single family residential	364,657	340,839
Other commercial	494,514	479,684
Commercial
Commercial	175,576	184,920
Agricultural	103,301	68,761
Financial institutions	576	20,499
Other	15,772	13,579
Total loans before allowance for loan losses	$1,788,517	$1,718,107

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

At September 30, 2006, impaired loans were $12.0 million compared to $14.8 million at December 31, 2005.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8: Non-performing Assets

	September 30,	December 31,
($ in thousands)	2006	2005

Nonaccrual loans	$9,817	$7,296
Loans past due 90 days or more (principal or interest payments)	1,029	1,131
Total non-performing loans	10,846	8,427

Other non-performing assets
Foreclosed assets held for sale	1,413	1,540
Other non-performing assets	16	16
Total other non-performing assets	1,429	1,556

Total non-performing assets	$12,275	$9,983

Allowance for loan losses to non-performing loans	238.60%	319.48%
Non-performing loans to total loans	0.61%	0.49%
Non-performing assets to total assets	0.46%	0.40%
Non-performing assets ratio(1)	0.69%	0.58%
(1) (Non-performing loans + foreclosed assets) / (total loans + foreclosed assets)

There was no interest income on the nonaccrual loans recorded for the nine-month periods ended September 30, 2006 and 2005.

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

As the Company evaluates the allowance for loan losses, it is categorized as follows: 1) specific allocations, 2) allocations for classified assets with no specific allocation, 3) general allocations for each major loan category and 4) unallocated portion.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9: Allowance for Loan Losses

(In thousands)	2006	2005

Balance, beginning of year	$26,923	$26,508

Loans charged off
Credit card	1,854	3,495
Other consumer	847	941
Real estate	1,075	786
Commercial	1,108	3,157
Total loans charged off	4,884	8,379

Recoveries of loans previously charged off
Credit card	798	640
Other consumer	456	505
Real estate	498	205
Commercial	514	1,955
Total recoveries	2,266	3,305
Net loans charged off	2,618	5,074

Reclassification of reserve related to unfunded commitments(1)	(1,525)	--
Provision for loan losses	3,099	5,895
Balance, September 30	$25,879	$27,329

Loans charged off
Credit card		1,455
Other consumer		299
Real estate		262
Commercial		531
Total loans charged off		2,547

Recoveries of loans previously charged off
Credit card		192
Other consumer		131
Real Estate		46
Commercial		141
Total recoveries		510
Net loans charged off		2,037
Provision for loan losses		1,631

Balance, end of year		$26,923

(1) On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

Provision for Loan Losses

The amount of provision to the allowance during the nine-month periods ended September 30, 2006 and 2005, and for the year ended December 31, 2005, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience. It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance after considering the factors noted above.

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

Several factors in the national economy, including seventeen successive interest-rate increases by the Federal Reserve from June 2004 through June 2006, the effect of fuel prices on the commercial and consumer market, and certain loan sectors which may be exhibiting weaknesses, further justifies the need for unallocated reserves.

The Company’s unallocated portion of the allowance increased approximately $1.7 million during the nine-months ended September 30, 2006, offset by a $2.5 million decrease the allocation for commercial loans. The increase in unallocated is primarily due to the credit quality upgrade of several significant commercial loan customers.

The Company still has some concerns over the uncertainty of the economy and the impact of pricing in the catfish, poultry and timber industries in Arkansas. Based on our analysis of loans within these business sectors, the Company believes the allowance for loan losses is adequate for the period ended September 30, 2006. Management actively monitors the status of these industries as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.

An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10: Allocation of Allowance for Loan Losses

	September 30, 2006		December 31, 2005
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,692	7.50%	$3,887	8.30%
Other consumer	1,282	13.00%	1,158	13.30%
Real estate	9,668	63.00%	9,870	61.70%
Commercial	3,350	15.60%	5,857	15.90%
Other	--	0.90%	--	0.80%
Unallocated	7,887		6,151

Total	$25,879	100.00%	$26,923	100.00%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 81 financial centers as of September 30, 2006. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of September 30, 2006, core deposits comprised 79.7% of the Company’s total deposits.

The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, managers in the local markets establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet each affiliate bank’s respective funding requirements. The Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, year-to-date internal deposit growth was $88.0 million. More specifically, total deposits as of September 30, 2006, were $2.148 billion versus $2.060 billion on December 31, 2005.

The Company manages its interest expense through deposit pricing and does not anticipate a significant change in total deposits. The Company believes that additional funds can be attracted and deposit growth can be accelerated through promotion and deposit pricing if it experiences accelerated loan demand or other liquidity needs beyond its current projections. During the third quarter of 2006, the Company generated approximately $43 million of new deposits with a corporate-wide time deposit promotion based on its projected liquidity needs for the balance of the year. The Company began to utilize brokered deposits during 2005 as an additional source of funding to meet liquidity needs.

Total time deposits increased approximately $43.0 million as a result of the deposit promotion and $78.1 million through internal deposit growth, to $1.100 billion at September 30, 2006, from $978.9 million at December 31, 2005. Non-interest bearing transaction accounts decreased $28.4 million to $302.7 million at September 30, 2006, compared to $331.1 million at December 31, 2005. Interest bearing transaction and savings accounts were $745.6 million at September 30, 2006, a $4.4 million decrease compared to $750.0 million on December 31, 2005. The Company had $42.8 million and $50.7 million of brokered deposits at September 30, 2006 and December 31, 2005, respectively.

LONG-TERM DEBT

During the nine month period ended September 30, 2006, the Company decreased long-term debt by $4.8 million, or 5.6% from December 31, 2005. This decrease is primarily attributable to the Company’s annual $2.0 million payment on its note payable along with scheduled principal pay downs on FHLB long-term advances.

CAPITAL

Overview

At September 30, 2006, total capital reached $254.6 million. Capital represents shareholder ownership in the Company - the book value of assets in excess of liabilities. At September 30, 2006, the Company’s equity to asset ratio was 9.58% compared to 9.67% at year-end 2005.

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

During the nine-month period ended September 30, 2006, the Company repurchased 188,900 shares of stock under the repurchase plan with a weighted average repurchase price of $27.54 per share. Under the current stock repurchase plan, the Company can repurchase an additional 355,167 shares.

Cash Dividends

The Company declared cash dividends on its common stock of $0.50 per share for the first nine months of 2006 compared to $0.45 per share for the first nine months of 2005. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2006, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at September 30, 2006 and December 31, 2005, are presented in table 11.

Table 11: Risk-Based Capital

	September 30,	December 31,
($ in thousands)	2006	2005

Tier 1 capital
Stockholders’ equity	$254,592	$244,085
Trust preferred securities	30,000	30,000
Intangible assets	(64,557)	(65,278)
Unrealized loss on available-for-sale securities	2,818	4,360

Total Tier 1 capital	222,853	213,167

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	177	338
Qualifying allowance for loan losses	23,103	21,811

Total Tier 2 capital	23,280	22,149

Total risk-based capital	$246,133	$235,316

Risk weighted assets	$1,843,960	$1,739,771

Assets for leverage ratio	$2,547,237	$2,475,428

Ratios at end of period
Leverage ratio	8.75%	8.61%
Tier 1 capital	12.09%	12.25%
Total risk-based capital	13.35%	13.53%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At September 30, 2006, undivided profits of the Company's subsidiaries were approximately $140 million, of which approximately $12 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At September 30, 2006, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At September 30, 2006, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 19.4% of total assets, as compared to 19.2% at December 31, 2005.

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

Third, the Company’s affiliate banks have lines of credits available with the Federal Home Loan Bank. While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs. Approximately $335 million of these lines of credit are currently available, if needed.

Fourth, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 67% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

Table A below presents the Company’s interest rate sensitivity position at September 30, 2006. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
Earning assets
Short-term investments	$63,581	$--	$--	$--	$--	$--	$5,358	$68,939
Assets held in trading accounts	4,574	--	--	--	--	--	--	4,574
Investment securities	5,988	42,091	36,069	36,584	91,919	117,953	200,901	531,505
Mortgage loans held for sale	6,591	--	--	--	--	--	--	6,591
Loans	586,153	216,521	196,208	256,558	297,691	225,885	9,501	1,788,517
Total earning assets	666,887	258,612	232,277	293,142	389,610	343,838	215,760	2,400,126
Interest bearing liabilities
Interest bearing transaction and savings deposits	405,047	--	--	--	68,120	204,362	68,120	745,649
Time deposits	116,461	182,288	249,479	316,630	210,984	24,285	--	1,100,127
Short-term debt	147,385	--	--	--	--	--	--	147,385
Long-term debt	12,126	1,399	2,121	6,325	10,885	14,937	34,380	82,173
Total interest bearing liabilities	681,019	183,687	251,600	322,955	289,989	243,584	102,500	2,075,334
Interest rate sensitivity Gap	$(14,132)	$74,925	$(19,323)	$(29,813)	$99,621	$100,254	$113,260	$324,792
Cumulative interest rate sensitivity Gap	$(14,132)	$60,793	$41,470	$11,657	$111,278	$211,532	$324,792
Cumulative rate sensitive asset to rate sensitive liabilities	97.9%	107.0%	103.7%	100.8%	106.4%	110.7%	115.7%
Cumulative Gap as a % of earning assets	(0.6)%	2.5%	1.7%	0.5%	4.6%	8.8%	13.5%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities. The Company made the following purchases of its common stock during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans

July 1 - July 31	14,000	27.32	14,000	365,167
August 1 - August 31	4,500	28.33	4,500	360,667
September 1 - September 30	5,500	29.17	5,500	355,167

Total	24,000	$27.93	24,000

Item 6. Exhibits

Exhibit No.	Description

3.1
Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004 (File No. 0-6253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 (File No. 0-6253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	November 9, 2006	By:	/s/ J. Thomas May
J. Thomas May
Chairman and Chief Executive Officer

Date:	November 9, 2006	By:	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and Chief Financial Officer