Form 10-K
period 2006-12-31
SIMMONS FIRST NATIONAL CORP
filed 2007-03-08
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the fiscal year ended: December 31, 2006
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

(870) 541-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The Nasdaq Stock Market®
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2006, was $369,711,360 based upon the last trade price as reported on the Nasdaq Global Select Market® of $29.01.

The number of shares outstanding of the Registrant's Common Stock as of February 8, 2007 was 14,192,201.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 10, 2007.

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

The Company was the largest publicly traded financial holding company headquartered in Arkansas with consolidated total assets of $2.7 billion, consolidated loans of $1.8 billion, consolidated deposits of $2.2 billion and total equity capital of $259 million as of December 31, 2006. The Company owns eight community banks in Arkansas. The Company's banking subsidiaries conduct their operations through 86 offices, of which 82 are financial centers, located in 48 communities in Arkansas.

Simmons First National Bank (the “Bank”) is the Company’s lead bank. The Bank is a national bank, which has been in operation since 1903. The Bank's primary market area, with the exception of its nationally provided credit card product, is Central and Western Arkansas. At December 31, 2006 the Bank had total assets of $1.3 billion, total loans of $868 million and total deposits of $1.0 billion. Simmons First Trust Company N.A., a wholly owned subsidiary of the Bank, performs the trust and fiduciary business operations for the Bank as well as the Company. Simmons First Investment Group, Inc. (“SFIG”), a wholly owned subsidiary of the Bank, which is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and a member of the National Association of Securities Dealers (“NASD”), performs the broker-dealer operations of the Bank.

Simmons First Bank of Jonesboro (“Simmons/Jonesboro”) is a state bank, which was acquired in 1984. Simmons/Jonesboro’s primary market area is Northeast Arkansas. At December 31, 2006, Simmons/Jonesboro had total assets of $265 million, total loans of $215 million and total deposits of $237 million.

Simmons First Bank of South Arkansas (“Simmons/South”) is a state bank, which was acquired in 1984. Simmons/South’s primary market area is Southeast Arkansas. At December 31, 2006, Simmons/South had total assets of $142 million, total loans of $74 million and total deposits of $124 million.

Simmons First Bank of Northwest Arkansas (“Simmons/Northwest”) is a state bank, which was acquired in 1995. Simmons/Northwest’s primary market area is Northwest Arkansas. At December 31, 2006, Simmons/Northwest had total assets of $279 million, total loans of $211 million and total deposits of $238 million.

Simmons First Bank of Russellville (“Simmons/Russellville”) is a state bank, which was acquired in 1997. Simmons/Russellville’s primary market area is Russellville, Arkansas. At December 31, 2006, Simmons/Russellville had total assets of $201 million, total loans of $122 million and total deposits of $155 million.

Simmons First Bank of Searcy (“Simmons/Searcy”) is a state bank, which was acquired in 1997. Simmons/Searcy’s primary market area is Searcy, Arkansas. At December 31, 2006, Simmons/Searcy had total assets of $139 million, total loans of $97 million and total deposits of $107 million.

Simmons First Bank of El Dorado, N.A. (“Simmons/El Dorado”) is a national bank, which was acquired in 1999. Simmons/El Dorado’s primary market area is South Central Arkansas. At December 31, 2006, Simmons/El Dorado had total assets of $216 million, total loans of $118 million and total deposits of $186 million.

Simmons First Bank of Hot Springs (“Simmons/Hot Springs”) is a state bank, which was acquired in 2004. Simmons/Hot Springs’ primary market area is Hot Springs, Arkansas. At December 31, 2006, Simmons/Hot Springs had total assets of $158 million, total loans of $80 million and total deposits of $119 million.

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

Growth Strategy

The Company's growth strategy is to primarily focus on the state of Arkansas. More specifically, the Company is interested in expansion by opening new financial centers or by acquisitions of financial centers in growth or strategic markets, preferably with assets totaling $200 million or more. The Company added new financial centers in Little Rock and El Dorado during 2006. In 2005 the Company added three branch locations in the Little Rock/Conway metropolitan area, one in the Fayetteville/Springdale/Rogers metropolitan area and one in the Fort Smith metropolitan area. For 2007, the Company plans to add financial centers in Little Rock, North Little Rock, Beebe and Paragould, as well as a new headquarters facility for Simmons/Northwest in Rogers. While new financial centers can be dilutive to earnings in the short-term, the Company believes they will reward shareholders in the intermediate and long-term. As the Company nears completion of its desired footprint within the state of Arkansas, it is beginning to evaluate opportunities to expand into contiguous states.

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

Employees

As of February 8, 2007, the Company and its subsidiaries had approximately 1,134 full time equivalent employees. None of the employees is represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.

Executive Officers of the Company

The following is a list of all executive officers of the Company. The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

J. Thomas May	60	Chairman and Chief Executive Officer	20
David L. Bartlett	55	President and Chief Operating Officer	10
Robert A. Fehlman	42	Executive Vice President and Chief Financial Officer	18
Marty D. Casteel	55	Executive Vice President	18
Tommie K. Jones	59	Senior Vice President and Human Resources Director	32
L. Ann Gill	59	Senior Vice President and Auditor	41
Kevin J. Archer	43	Senior Vice President/Credit Policy and Risk Assessment	11
David W. Garner	37	Senior Vice President and Controller	9
John L. Rush	72	Secretary	39

Board of Directors of the Company

The following is a list of the Board of Directors of the Company as of December 31, 2006, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

William E. Clark	Chairman and Chief Executive Officer
CDI Contractors, LLC

Steven A. Cosse¢	Executive Vice President and General Counsel
Murphy Oil Corporation

George A. Makris, Jr.	President
M.K. Distributors, Inc.

J. Thomas May	Chairman and Chief Executive Officer
Simmons First National Corporation

W. Scott McGeorge	President
Pine Bluff Sand and Gravel Company

Stanley E. Reed (1)	President
Farm Bureau Mutual Insurance of Arkansas

Harry L. Ryburn, D.D.S.	Orthodontist (retired)

Robert L. Shoptaw	Chief Executive Officer
Arkansas Blue Cross and Blue Shield

Henry F. Trotter, Jr.	President
Trotter Ford, Inc.; Trotter Auto, Inc.

(1) Mr. Reed was elected to the Board of Directors of the Company on December 11, 2006, effective January 1, 2007.

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

All of the Company's subsidiary banks are members of the FDIC, which provides insurance on deposits of each member bank up to applicable limits by the Deposit Insurance Fund. For this protection, each bank pays a statutory assessment to the FDIC each year.

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

Risk-Weighted Capital Requirements for the Company and the Banks

Since 1993, banking organizations (including financial holding companies, bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. A well-capitalized institution is one that has at least a 10% "total risk-based capital" ratio. For a tabular summary of the Company’s risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" and Note 19, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

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

Available Information

The Company maintains an Internet website at www.simmonsfirst.com. On this website under the section, investor relations - documents, the Company makes its filings with the Securities and Exchange Commission available free of charge. Additionally, the Company has adopted and posted on its website a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.

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

Additional risks and uncertainties could have a negative effect on the financial performance of the Company and the Company’s common stock. Some of these factors are general economic and financial market conditions, competition, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are currently no unresolved Commission staff comments.

ITEM 2.	PROPERTIES

The principal offices of the Company and the Bank consist of an eleven-story office building and adjacent office space, located in the central business district of the city of Pine Bluff, Arkansas. Additionally, the Company has corporate offices located in Little Rock, Arkansas.

The Company and its subsidiaries own or lease additional offices throughout the state of Arkansas. The Company’s eight banks are conducting financial operations from 86 offices, of which 82 are financial centers, in 48 communities throughout Arkansas.

ITEM 3.	LEGAL PROCEEDINGS

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

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. The Company has filed a Motion to Dismiss. The plaintiffs have been granted additional time to discover any evidence for litigation. At this time, no basis for any material liability has been identified. The Company and the banks continue to vigorously defend the claims asserted in the suit.

On April 3, 2006, an action in Johnson County Circuit Court was filed by Tria Xiong and Mai Lee Xiong against Simmons First Bank of Russellville and certain individuals alleging wrongful conduct by the bank in the underwriting and origination of certain loans. The plaintiffs are seeking an unspecified sum in compensatory damages and $1,000,000.00 in punitive damages. Discovery is in process, and the suit is pending, with no court date set. At this time, no basis for any material liability has been identified. The Company and the bank plan to vigorously defend the claims asserted in the suit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on The Nasdaq Stock Market® in the Global Select Market System under the symbol “SFNC”. The following table sets forth, for all the periods indicated, cash dividends declared, and the high and low closing bid prices for the Company’s Common Stock.

			Quarterly
	Price Per		Dividends
	Common Share		Per Common
	High	Low	Share

2006
1st quarter	$29.76	$27.50	$0.16
2nd quarter	30.36	25.00	0.17
3rd quarter	30.26	26.31	0.17
4th quarter	32.97	28.01	0.18

2005
1st quarter	$29.57	$22.72	$0.15
2nd quarter	27.42	21.40	0.15
3rd quarter	28.75	25.59	0.15
4th quarter	29.96	26.08	0.16

As of February 8, 2007, there were 1,433 shareholders of record of the Company’s Common Stock.

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

The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the Bank and Simmons/El Dorado in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency. Further, as to Simmons/Jonesboro, Simmons/Northwest, Simmons/South, Simmons/Hot Springs, Simmons/Russellville and Simmons/Searcy regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2006, approximately $12.7 million was available for the payment of dividends by the subsidiary banks without regulatory approval. For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk - Liquidity and Market Risk Management," and Note 19, Stockholders’ Equity, of Notes to Consolidated Financial Statements.

Stock Repurchase

The Company made the following purchases of its common stock during the three months ended December 31, 2006:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

October 1 - October 31	1,500	28.94	1,500	353,667
November 1 - November 30	5,000	30.91	5,000	348,667
December 1 - December 31	7,700	31.74	7,700	340,967
Total	14,200	$31.15	14,200

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

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Bank Stock Index, the NASDAQ Composite Stock Index and the S&P 500 Stock Index. The graph assumes an investment of $100 on December 31, 2001 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Simmons First National Corporation	100.00	117.13	180.42	193.60	189.60	219.99
NASDAQ Bank Index	100.00	106.95	142.29	161.73	158.61	180.53
NASDAQ Composite Index	100.00	68.76	103.67	113.16	115.57	127.58
S&P 500 Index	100.00	77.90	100.24	111.14	116.59	135.00

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

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 were derived from consolidated financial statements of the Company, which were audited by BKD, LLP. Earnings per common share and dividends per common share presented in the financial statements have been restated retroactively to reflect the effects of the May 1, 2003, two for one stock split for shareholders of record as of April 18, 2003. The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31 (1)
(In thousands,
except per share data)	2006	2005	2004	2003	2002

Income statement data:
Net interest income	$88,804	$90,257	$85,636	$77,870	$75,708
Provision for loan losses	3,762	7,526	8,027	8,786	10,223
Net interest income after provision for loan losses	85,042	82,731	77,609	69,084	65,485
Non-interest income	43,947	42,318	40,705	38,717	35,303
Non-interest expense	89,068	85,584	82,385	73,117	69,013
Provision for income taxes	12,440	12,503	11,483	10,894	9,697
Net income	27,481	26,962	24,446	23,790	22,078

Per share data:
Basic earnings	1.93	1.88	1.68	1.69	1.56
Diluted earnings	1.90	1.84	1.65	1.65	1.54
Diluted operating earnings (2)	1.90	1.84	1.68	1.62	1.54
Book value	18.24	17.04	16.29	14.89	13.97
Dividends	0.68	0.61	0.57	0.53	0.48

Balance sheet data at period end:
Assets	2,651,413	2,523,768	2,413,944	2,235,778	1,977,579
Loans	1,783,495	1,718,107	1,571,376	1,418,314	1,257,305
Allowance for loan losses	25,385	26,923	26,508	25,347	21,948
Deposits	2,175,531	2,059,958	1,959,195	1,803,468	1,619,196
Long-term debt	83,311	87,020	94,663	100,916	54,282
Stockholders’ equity	259,016	244,085	238,222	209,995	197,605

Capital ratios at period end:
Stockholders’ equity to total assets	9.75%	9.67%	9.87%	9.39%	9.99%
Leverage (3)	8.83%	8.62%	8.46%	9.89%	9.29%
Tier 1	12.38%	12.26%	12.72%	14.12%	14.02%
Total risk-based	13.64%	13.54%	14.00%	15.40%	15.30%

Selected ratios:
Return on average assets	1.07%	1.08%	1.03%	1.18%	1.12%
Return on average equity	10.93%	11.24%	10.64%	11.57%	11.56%
Return on average tangible equity (4)	15.03%	15.79%	14.94%	14.03%	13.99%
Net interest margin (5)	3.96%	4.13%	4.08%	4.34%	4.37%
Allowance/nonperforming loans	234.05%	319.48%	220.84%	219.13%	179.07%
Allowance for loan losses as a percentage of period-end loans	1.42%	1.57%	1.69%	1.79%	1.75%
Nonperforming loans as a percentage of period-end loans	0.56%	0.49%	0.76%	0.82%	0.97%
Net charge-offs as a percentage of average total assets	0.15%	0.28%	0.34%	0.41%	0.46%
Dividend payout	35.79%	33.15%	38.80%	31.14%	30.75%

(1) The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.
(2) Diluted operating earnings exclude the following nonrecurring items. In 2004, the Company recorded a $0.03 reduction in EPS from the write off of deferred debt issuance cost associated with the redemption of trust preferred securities. In 2003, the Company recorded a $0.03 addition to EPS resulting from the sale of its mortgage servicing portfolio.
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

2006 Overview

Simmons First National Corporation recorded net income of $27,481,000 for the year ended December 31, 2006, a 1.9% increase from net income of $26,962,000 in 2005. Net income in 2004 was $24,446,000. Diluted earnings per share increased $0.06, or 3.3%, to $1.90 in 2006 compared to $1.84 in 2005. Diluted earnings per share in 2004 were $1.65. The Company’s return on average assets and return on average stockholders’ equity for the year ended December 31, 2006, were 1.07% and 10.93%, when compared to 1.08% and 11.24%, respectively, for the year ended 2005.

At December 31, 2006, the Company’s loan portfolio totaled $1.783 billion, which is a $65.4 million, or a 3.8%, increase from the same period last year. This increase is due primarily to a $94 million, or 9% increase in real estate loans. Loan growth was somewhat mitigated by a $15 million payoff of a bank stock loan, a $12 million reduction in a single commercial line of credit, a $5 million reduction in student loans due to early sales in order to avoid consolidation lenders, and a larger than normal seasonal drop in agricultural loans.

Asset quality remained strong with the allowance for loan losses at 1.42% of total loans and 252% of non-performing loans at December 31, 2006. The internal rating of several large commercial loan customers was upgraded due to financial improvement of the borrowers and two significant impaired credit relationships paid off. Net credit card charge-offs were down $2.6 million in 2006 from 2005, primarily due to the changes in bankruptcy laws effective in October 2005. These improvements resulted in a $3.7 million reduction in provision for loan losses in 2006 compared to 2005.

Total assets for the Company at December 31, 2006, were $2.651 billion, an increase of $128 million, or 5.1%, over the period ended December 31, 2005. Stockholders’ equity as of December 31, 2006 was $259 million, an increase of $14.9 million, or approximately 6.1%, from December 31, 2005.

Simmons First National Corporation is an Arkansas based, Arkansas committed financial holding company with $2.7 billion in assets and eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company’s eight banks conduct financial operations from 86 offices, of which 82 are financial centers, in 48 communities.

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

Loans

Loans the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any loans charged off and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated life of the loan. Generally, loans are placed on nonaccrual status at ninety days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

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

Core Deposit Premiums

Core deposit premiums are being amortized using both straight-line and accelerated methods over periods ranging from 8 to 11 years. Such assets are periodically evaluated as to the recoverability of their carrying value.

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

Employee Benefit Plans

The Company has a stock-based employee compensation plan. In December 2004, FASB issued SFAS No. 123, Share-Based Payment (Revised 2004), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. As discussed in Note 11, Employee Benefit Plans, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, the standard requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. SFAS 123R became effective and was adopted by the Company on January 1, 2006.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began 2004 at 1.00%. During 2004, the Federal Funds rate increased 125 basis points to end the year at 2.25%. During 2005, the Federal Funds rate increased 50 basis points in each of the four quarters to end the year at 4.25%. After seventeen consecutive quarters of increases, the Federal Funds rate has remained at 5.25% since June 29, 2006.

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

For the year ended December 31, 2006, net interest income on a fully taxable equivalent basis was $92.0 million, a decrease of $1.5 million, or 1.6%, from the same period in 2005. The decrease in net interest income was the result of a $20.2 million increase in interest income offset by a $21.7 million increase in interest expense. As a result, the net interest margin decreased 17 basis points to 3.96% for the year ended December 31, 2006, when compared to 4.13% for 2005. The Company expects to see continued pressure on the margin driven primarily by the increase in cost of funds resulting from competitive deposit repricing. However, since approximate $111 million of the investment portfolio will mature or reprice during 2007, with reinvestment at a higher yield, management anticipates a flat to slightly improving margin in 2007.

The $20.2 million increase in interest income for 2006 is primarily the result of a 72 basis point increase in the yield on earning assets associated with the repricing to a higher interest rate environment, along with a growth in loans. The growth in average loans accounted for an increase of $6.2 million in interest income. The higher interest rates resulted in a $15.2 million increase in interest income. More specifically, $11.8 million of the increase due to higher rates is associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate earned on the loan portfolio increased 68 basis points from 6.82% to 7.50%.

The $21.7 million increase in interest expense for 2006 is primarily the result of a 103 basis point increase in the cost of funds due to competitive repricing during a higher interest rate environment, coupled with a $57 million increase in average interest bearing liabilities generated through internal growth. The higher interest rates accounted for a $19.8 million increase in interest expense. The most significant component of this increase was the $13.1 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result of this repricing, the average rate paid on time deposits increased 127 basis points from 2.78% to 4.05%. The higher level of average interest bearing liabilities resulted in a $1.9 million increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $76.7 million from internal deposit growth, offset by a $12.8 million reduction in average Fed Funds purchased and short-term debt and a $7.1 million reduction in average long-term debt.

For the year ended December 31, 2005, net interest income on a fully taxable equivalent basis was $93.5 million, an increase of $4.7 million, or 5.3%, from the same period in 2004. The increase in net interest income was the result of a $17 million increase in interest income and a $12.4 million increase in interest expense. As a result, the net interest margin increased 5 basis points to 4.13% for the year ended December 31, 2005, when compared to 4.08% for 2004.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2006, 2005 and 2004, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2006 versus 2005 and 2005 versus 2004.

Table 1:	Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2006	2005	2004

Interest income	$153,362	$133,071	$116,064
FTE adjustment	3,185	3,234	3,173

Interest income - FTE	156,547	136,305	119,237
Interest expense	64,558	42,814	30,428

Net interest income - FTE	$91,989	$93,491	$88,809

Yield on earning assets - FTE	6.74%	6.02%	5.48%

Cost of interest bearing liabilities	3.24%	2.21%	1.65%

Net interest spread - FTE	3.50%	3.81%	3.83%

Net interest margin - FTE	3.96%	4.13%	4.08%

Table 2:	Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2006 vs. 2005	2005 vs. 2004

Increase due to change in earning assets	$5,056	$7,570
Increase due to change in earning asset yields	15,186	9,498
Decrease due to change in interest rates paid on interest bearing liabilities	(19,813)	(11,300)
Decrease due to change in interest bearing liabilities	(1,931)	(1,086)

(Decrease) increase in net interest income	$(1,502)	$4,682

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2006. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:	Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS

Earning Assets
Interest bearing balances due from banks	$22,746	$1,072	4.71	$20,837	$580	2.78	$36,587	$400	1.09
Federal funds sold	20,223	1,057	5.23	30,598	925	3.02	56,423	748	1.33
Investment securities - taxable	410,445	15,705	3.83	425,030	13,898	3.27	411,467	12,416	3.02
Investment securities - non-taxable	117,931	7,573	6.42	122,047	7,670	6.28	126,349	7,843	6.21
Mortgage loans held for sale	7,666	476	6.21	9,356	552	5.90	10,087	575	5.70
Assets held in trading accounts	4,590	71	1.55	4,584	99	2.16	4,980	41	0.82
Loans	1,740,477	130,593	7.50	1,651,950	112,581	6.82	1,528,447	97,214	6.36
Total interest earning assets	2,324,078	156,547	6.74	2,264,402	136,305	6.02	2,174,340	119,237	5.48
Non-earning assets	251,261			233,132			203,440

Total assets	$2,575,339			$2,497,534			$2,377,780

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Interest bearing liabilities
Interest bearing transaction and savings deposits	$737,328	$11,658	1.58	$762,558	$7,777	1.02	$729,842	$4,965	0.68
Time deposits	1,052,705	42,592	4.05	950,820	26,431	2.78	892,360	18,198	2.04
Total interest bearing deposits	1,790,033	54,250	3.03	1,713,378	34,208	2.00	1,622,202	23,163	1.43

Federal funds purchased and securities sold under agreement to repurchase	100,280	4,615	4.60	102,041	3,104	3.04	94,465	1,227	1.30
Other borrowed funds
Short-term debt	21,065	1,227	5.82	32,076	1,101	3.43	11,252	175	1.56
Long-term debt	82,525	4,466	5.41	89,590	4,401	4.91	110,946	5,863	5.28
Total interest bearing liabilities	1,993,903	64,558	3.24	1,937,085	42,814	2.21	1,838,865	30,428	1.65

Non-interest bearing liabilities
Non-interest bearing deposits	308,804			303,974			293,060
Other liabilities	21,114			16,499			16,136
Total liabilities	2,323,821			2,257,558			2,148,061
Stockholders’ equity	251,518			239,976			229,719
Total liabilities and stockholders’ equity	$2,575,339			$2,497,534			$2,377,780
Net interest spread			3.50			3.81			3.83
Net interest margin		$91,989	3.96		$93,491	4.13		$88,809	4.08

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 2006 and 2005, as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:	Volume/Rate Analysis

	Years Ended December 31
	2006 over 2005			2005 over 2004
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$57	$435	$492	$(230)	$410	$180
Federal funds sold	(387)	518	131	(457)	634	177
Investment securities - taxable	(491)	2,299	1,808	419	1,063	1,482
Investment securities - non-taxable	(263)	166	(97)	(269)	96	(173)
Mortgage loans held for sale	(104)	28	(76)	(43)	20	(23)
Assets held in trading accounts	--	(28)	(28)	(3)	61	58
Loans	6,244	11,768	18,012	8,153	7,214	15,367

Total	5,056	15,186	20,242	7,570	9,498	17,068

Interest expense
Interest bearing transaction and savings deposits	(265)	4,145	3,880	232	2,580	2,812
Time deposits	3,078	13,083	16,161	1,258	6,975	8,233
Federal funds purchased and securities sold under agreements to repurchase	(55)	1,566	1,511	105	1,772	1,877
Other borrowed funds
Short-term debt	(465)	591	126	561	365	926
Long-term debt	(362)	428	66	(1,070)	(392)	(1,462)

Total	1,931	19,813	21,744	1,086	11,300	12,386
Increase (decrease) in net interest income	$3,125	$(4,627)	$(1,502)	$6,484	$(1,802)	$4,682

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

The provision for loan losses for 2006, 2005 and 2004 was $3.8 million, $7.5 million and $8.0 million, respectively. The provision reduction from 2005 to 2006 was primarily driven by two factors.

First, credit card net charge-offs were down $2.6 million, from $4.0 million in 2005 to $1.4 million in 2006. The Company recorded credit card net charge-offs of 1.06% of credit card balances for 2006 compared to 2.85% for 2005. Second, there was improvement in the credit quality of the loan portfolio, particularly due to the payoff of two large credit relationships in 2006. One was upgraded two levels from substandard to watch, based on improved financial condition of the borrower, and was ultimately paid off. The other impaired relationship, graded substandard, was refinanced with another financial institution. A specific reserve was applied to both of these credit relationships. Additional loans were classified in 2006 as non-performing based upon various criteria; however, there were no specific reserve allocations required for these loans. The provision for loan losses was reduced due to the continued significant reduction in credit card charge-offs and the improvement in credit quality of loans with specific reserves.

The decrease in the provision for loans losses from 2004 to 2005 was due to the overall improvement in the Company’s asset quality.

Non-Interest Income

Total non-interest income was $43.9 million in 2006, compared to $42.3 million in 2005 and $40.7 million in 2004. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 shows non-interest income for the years ended December 31, 2006, 2005 and 2004, respectively, as well as changes in 2006 from 2005 and in 2005 from 2004.

Table 5:	Non-Interest Income

				2006		2005
	Years Ended December 31			Change from		Change from
(In thousands)	2006	2005	2004	2005		2004

Trust income	$5,612	$5,589	$5,421	$23	0.41%	$168	3.10%
Service charges on deposit accounts	15,795	15,818	14,564	(23)	(0.15)	1,254	8.61
Other service charges and fees	2,561	2,017	2,016	544	26.97	1	0.05
Income on sale of mortgage loans, net of commissions	2,849	2,919	3,391	(70)	(2.40)	(472)	(13.92)
Income on investment banking, net of commissions	341	416	645	(75)	(18.03)	(229)	(35.50)
Credit card fees	10,742	10,252	10,001	490	4.78	251	2.51
Premiums on sale of student loans	2,071	1,822	2,114	249	13.67	(292)	(13.81)
Bank owned life insurance income	1,523	953	261	570	59.81	692	265.13
Other income	2,453	2,700	2,292	(247)	(9.15)	408	17.80
Loss on sale of securities, net	--	(168)	--	168	100.00	(168)	(100.00)
Total non-interest income	$43,947	$42,318	$40,705	$1,629	3.85%	$1,613	3.96%

Recurring fee income for 2006 was $34.7 million, an increase of $1.0 million, or 3.0%, when compared with the 2005 amounts. This increase was principally the result of growth in ATM income due to increased volume and an improvement in the fee structure. The increase in credit card fees was primarily the result of a pricing change related to interchange fees.

Recurring fee income for 2005 was $33.7 million, an increase of $1.7 million, or 5.2%, when compared with the 2004 amounts. The increase in service charges on deposit accounts for 2005 can be primarily attributed to normal growth in transaction accounts and improvement in the fee structure associated with the Company’s deposit accounts.

During the years ended December 31, 2006 and 2005, combined income on the sale of mortgage loans and income on investment banking decreased $145,000 and $701,000, respectively, from the years ended in 2005 and 2004. The decrease was primarily the result of a reduced demand for those products due to the rising interest rate environment.

Premiums on sale of student loans increased by $249,000, or 13.7%, in 2006 over 2005. The increase was primarily due to accelerating the sale of student loans during 2006. Normally, as student loans reach payout status, the Company generally sells student loans into the secondary market. Because of changes in the industry relative to loan consolidations, and in order to protect the premium on these loans, the Company made the decision to sell student loans prior to the payout period. This resulted in recognition of premium in 2006 on loans that normally would have been sold in 2007. Premiums on sale of student loans decreased by $292,000, or 13.8%, in 2005 over 2004 due to similar accelerated sales during 2004.

On April 29, 2005, the Company invested an additional $25 million in Bank Owned Life Insurance (“BOLI”). BOLI income increased by $570,000 in 2006 over 2005, primarily due to an improved earnings credit on the investment. The remainder of the increase can be attributed to the timing of the investment, with approximately eight months of earnings in 2005 compared to a full year in 2006. BOLI income increased by $692,000 in 2005 over 2004, with the increase almost entirely attributable to this purchase.

There were no gains or losses on sale of securities during 2006. During the second quarter of 2005, the Company sold certain available-for-sale investment securities obtained in a prior acquisition that did not fit its current investment portfolio strategy. As a result of this liquidation, the Company recognized an after-tax loss on sale of securities of $168,000. There were no gains or losses on sale of securities during 2004.

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

Non-interest expense for 2006 was $89.1 million, an increase of $3.5 million or 4.1%, from 2005. The increase in non-interest expense during 2006 compared to 2005 is primarily attributed to normal on-going operating expenses and the incremental expenses of approximately $1.1 million associated with the operation of new financial centers opened during 2005 and 2006. When normalized for the additional expenses from the expansion, non-interest expense for 2006 increased by 2.8% over 2005.

Non-interest expense for 2005 was $85.6 million, an increase of $3.2 million or 3.9%, from 2004. The increase in non-interest expense during 2005 compared to 2004 is primarily attributed to normal on-going operating expenses and the additional expenses of approximately $748,000 associated with the operation of new financial centers opened during 2005. During 2004, the Company recorded a nonrecurring expense of $771,000 related to the write off of deferred debt issuance cost associated with the redemption of its 9.12% trust preferred securities. When normalized for both the prepayment of the trust preferred securities and the additional expenses from the expansion, non-interest expense for 2005 increased by the same 3.9% over 2004.

The increase in credit card expense over the past two years was primarily attributable to the Company’s travel rewards program. Accumulated travel rewards expire after 36 months. The Company has introduced several new initiatives to make its product more competitive. One of the key initiatives introduced in 2005 was to move as many qualifying accounts as possible from a standard VISA product to a Platinum VISA Rewards product. As a result of this conversion process, travel rewards expense increased in 2005 and in 2006.

Core deposit premium amortization expense recorded for the years ended December 31, 2006, 2005 and 2004, was $830,000, $830,000 and $791,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2007 - $818,000; 2008 - $807,000; 2009 - $802,000; 2010 - $698,000; and 2011 -$451,000. The estimated amortization expense decreases as core deposit premiums fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2006, 2005 and 2004, respectively, as well as changes in 2006 from 2005 and in 2005 from 2004.

Table 6:	Non-Interest Expense

				2006		2005
	Years Ended December 31			Change from		Change from
(In thousands)	2006	2005	2004	2005		2004

Salaries and employee benefits	$53,442	$51,270	$48,533	$2,172	4.24%	$2,737	5.64%
Occupancy expense, net	6,385	5,840	5,500	545	9.33	340	6.18
Furniture and equipment expense	5,718	5,758	5,646	(40)	(0.69)	112	1.98
Loss on foreclosed assets	136	191	346	(55)	(28.80)	(155)	(44.80)
Deposit insurance	270	279	284	(9)	(3.23)	(5)	(1.76)
Other operating expenses
Professional services	2,490	2,201	2,029	289	13.13	172	8.48
Postage	2,278	2,281	2,256	(3)	(0.13)	25	1.11
Telephone	1,961	1,847	1,784	114	6.17	63	3.53
Credit card expense	3,235	2,693	2,374	542	20.13	319	13.44
Operating supplies	1,611	1,555	1,528	56	3.60	27	1.77
Amortization of core deposits	830	830	791	--	0.00	39	4.93
Write off of deferred debt issuance cost	--	--	771	--	--	(771)	(100.00)
Other expense	10,712	10,839	10,543	(127)	(1.17)	296	2.81
Total non-interest expense	$89,068	$85,584	$82,385	$3,484	4.07%	$3,199	3.88%

Income Taxes

The provision for income taxes for 2006 was $12.4 million, compared to $12.5 million in 2005 and $11.5 million in 2004. The effective income tax rates for the years ended 2006, 2005 and 2004 were 31.2%, 31.7% and 32.0%, respectively.

Loan Portfolio

The Company's loan portfolio averaged $1.740 billion during 2006 and $1.652 billion during 2005. As of December 31, 2006, total loans were $1.783 billion, compared to $1.718 billion on December 31, 2005. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $370.8 million at December 31, 2006, or 20.8% of total loans, compared to $370.9 million, or 21.6% of total loans at December 31, 2005. The $141,000 consumer loan decrease from 2005 to 2006 is the result of an increase in indirect lending, offset by a decline in student loans. The increase in the indirect consumer loan portfolio was primarily the result of more aggressive marketing efforts by the Company, along with less attractive finance incentives offered by car manufacturers. As student loans reach payout status, the Company generally sells these loans into the secondary market. Because of changes in the industry relative to loan consolidations, and in order to protect the premium, the Company made the decision to sell some student loans prior to the payout period in 2006. These early sales created a decline in the portfolio balances at December 31, 2006.

The Company continues to experience significant competitive pressure from the credit card industry. Over the previous three years, the credit card portfolio has decreased by approximately $10 million to $14 million each year, primarily due to closed accounts. However, the Company experienced a slow-down in this trend in 2006, with the credit card portfolio balance increasing by approximately $300 thousand from December 31, 2005 to December 31, 2006.

Management believes the increase in outstanding balances is the result of the introduction of several initiatives over the past two years to make the Company’s credit card products more competitive, and therefore slow down the number of closed accounts. In 2005, as part of its retention strategy, the Company converted over 15,000 accounts to a new Platinum VISA Rewards product, carrying a low fixed interest rate of 8.95%, and offering customers competitive rewards based on their purchases. The accounts were converted from the Company’s standard VISA product, the card that has been primarily impacted by the competitive teaser rates. As a continuation of efforts to stabilize the credit card portfolio, the Company introduced another new initiative in July 2006, a 7.25% fixed rate card with no fees and no rewards. Over the previous five years, 2001 - 2005, the Company had a net cumulative decrease of 14,500 accounts in its credit card portfolio. In 2006, there was an addition of 1,650 net new accounts, with the most significant growth coming since the introduction of the 7.25% fixed rate card in July. While these results are positive, management cannot be assured that a sustained growth trend has yet been established.

Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $1.2 billion at December 31, 2006, or 64.7% of total loans, compared to $1.1 billion, or 61.7% of total loans at December 31, 2005. Construction loans accounted for $38.5 million of the increase in real estate loans, single-family residential loans increased by $23.6 million and commercial real estate loans increased $32.7 million during 2006. These increases are primarily due to increased loan demand in various growth areas of Arkansas.

Commercial loans consist of commercial loans, agricultural loans and financial institution loans. Commercial loans were $245.1 million at December 31, 2006, or 13.7% of total loans, compared to the $274.2 million, or 16.0% of total loans at December 31, 2005. This $29.1 million reduction in commercial loans resulted from unexpected decreases in each commercial loan category. Other commercial loans decreased $6.9 million, primarily due to a reduction of one significant commercial line of credit. The $6.5 million dollar decrease in agricultural loans resulted from early payoffs of loans due to a successful year for farmers. The payoff of one bank stock loan was the primary reason for the $15.7 million decrease in loans to financial institutions.

The amounts of loans outstanding at the indicated dates are reflected in table 7, according to type of loan.

Table 7:	Loan Portfolio

	Years Ended December 31
(In thousands)	2006	2005	2004	2003	2002

Consumer
Credit cards	$143,359	$143,058	$155,326	$165,919	$180,439
Student loans	84,831	89,818	83,283	86,301	83,890
Other consumer	142,596	138,051	128,552	142,995	153,103
Real Estate
Construction	277,411	238,898	169,001	111,567	90,736
Single family residential	364,450	340,839	318,488	261,936	233,193
Other commercial	512,404	479,684	481,728	408,452	290,469
Commercial
Commercial	178,028	184,920	158,613	162,122	144,678
Agricultural	62,293	68,761	62,340	57,393	58,585
Financial institutions	4,766	20,499	1,079	6,370	6,504
Other	13,357	13,579	12,966	15,259	15,708

Total loans	$1,783,495	$1,718,107	$1,571,376	$1,418,314	$1,257,305

Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2006.

Table 8:	Maturity and Interest Rate Sensitivity of Loans

		Over 1
		year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$270,979	$99,759	$48	$370,786
Real estate	784,719	358,926	10,620	1,154,265
Commercial	190,979	53,714	394	245,087
Other	7,660	5,381	316	13,357

Total	$1,254,337	$517,780	$11,378	$1,783,495

Predetermined rate	$847,266	$467,100	$11,060	$1,325,426
Floating rate	407,071	50,680	318	458,069

Total	$1,254,337	$517,780	$11,378	$1,783,495

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

Table 9 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.

Table 9:	Non-performing Assets

	Years Ended December 31
(In thousands)	2006	2005	2004	2003	2002

Nonaccrual loans	$8,958	$7,296	$10,918	$10,049	$10,443
Loans past due 90 days or more (principal or interest payments)	1,097	1,131	1,085	1,518	1,814
Restructured	--	--	--	--	--
Total non-performing loans	10,055	8,427	12,003	11,567	12,257

Other non-performing assets
Foreclosed assets held for sale	1,940	1,540	1,839	2,979	2,705
Other non-performing assets	52	16	83	393	426
Total other non-performing assets	1,992	1,556	1,922	3,372	3,131

Total non-performing assets	$12,047	$9,983	$13,925	$14,939	$15,388

Allowance for loan losses to non-performing loans	252.46%	319.48%	220.84%	219.13%	179.07%
Non-performing loans to total loans	0.56%	0.49%	0.76%	0.82%	0.97%
Non-performing assets to total assets	0.45%	0.40%	0.58%	0.67%	0.78%

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2006, 2005 and 2004.

At December 31, 2006, impaired loans were $12.8 million compared to $14.8 million in 2005. The decrease in impaired loans from December 31, 2005, primarily relates to the decrease of borrowers that are still performing, but for which management has internally identified as impaired. This decrease is mainly due to the general improvement of the Company’s smaller commercial loan relationships, as well as the payoff of one significant impaired credit, and is indicative of the overall improvement in the asset quality of the Company. In addition, workout efforts were completed in 2006 on one large loan relationship. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

Allowance for Loan Losses

Overview

The Company maintains an allowance for loan losses. This allowance is created through charges to income and maintained at a sufficient level to absorb expected losses in the Company’s loan portfolio. The allowance for loan losses is determined monthly based on management’s assessment of several factors such as 1) historical loss experience based on volumes and types, 2) reviews or evaluations of the loan portfolio and allowance for loan losses, 3) trends in volume, maturity and composition, 4) off balance sheet credit risk, 5) volume and trends in delinquencies and nonaccruals, 6) lending policies and procedures including those for loan losses, collections and recoveries, 7) national and local economic trends and conditions, 8) concentrations of credit that might affect loss experience across one or more components of the loan portfolio, 9) the experience, ability and depth of lending management and staff and 10) other factors and trends, which will affect specific loans and categories of loans.

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

An analysis of the allowance for loan losses for the last five years is shown in table 10.

Table 10:	Allowance for Loan Losses

(In thousands)	2006	2005	2004	2003	2002

Balance, beginning of year	$26,923	$26,508	$25,347	$21,948	$20,496

Loans charged off
Credit card	2,454	4,950	4,589	4,705	4,703
Other consumer	1,242	1,240	2,144	1,987	2,320
Real estate	1,868	1,048	1,263	1,504	1,813
Commercial	1,317	3,688	2,409	2,674	2,310
Total loans charged off	6,881	10,926	10,405	10,870	11,146

Recoveries of loans previously charged off
Credit card	1,040	832	720	670	640
Other consumer	629	636	683	644	677
Real estate	901	251	277	218	253
Commercial	536	2,096	751	987	558
Total recoveries	3,106	3,815	2,431	2,519	2,128
Net loans charged off	3,775	7,111	7,974	8,351	9,018
Allowance for loan losses of acquired institutions	--	--	1,108	2,964	247
Reclass to reserve for unfunded commitments (1)	(1,525)	--	--	--	--
Provision for loan losses	3,762	7,526	8,027	8,786	10,223

Balance, end of year	$25,385	$26,923	$26,508	$25,347	$21,948

Net charge-offs to average loans	0.22%	0.43%	0.52%	0.64%	0.72%
Allowance for loan losses to period-end loans	1.42%	1.57%	1.69%	1.79%	1.75%
Allowance for loan losses to net charge-offs	672.45%	378.6%	332.4%	303.5%	243.4%

(1) On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

Provision for Loan Losses

The amount of provision to the allowance each year was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience. It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance after considering the factors noted above.

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

As of December 31, 2006, the allowance for loan losses reflects a decrease of approximately $1.5 million from December 31, 2005, due to the reclassification to establish a reserve for unfunded commitments. As a general rule, the allocation in each category within the allowance reflects the overall changes in loan portfolio mix.

The Company’s unallocated portion of the allowance increased approximately $1.4 million from December 31, 2005 to 2006, offset by a $3.0 million decrease to the allocation for commercial loans. The increase in unallocated is primarily due to the credit quality upgrade of several significant commercial loan customers, and the overall improvement in the credit quality of the loan portfolio. The unallocated portion of the allowance as a percent of total loans was 0.43% and 0.36% for the years ended December 31, 2006, and 2005, respectively.

The Company still has some concerns over the uncertainty of the economy and the impact of pricing in the poultry and timber industries in Arkansas. The Company is also cautious regarding the softening of the real estate market in Arkansas. Based on its analysis of loans within these business sectors, the Company believes the allowance for loan losses is adequate for the year ended December 31, 2006. Management actively monitors the status of these industries as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.

The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 11.

Table 11:	Allocation of Allowance for Loan Losses

	December 31
	2006		2005		2004		2003		2002
(In thousands)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)

Credit cards	$3,702	8.0%	$3,887	8.3%	$4,217	9.9%	$3,913	11.7%	$4,270	14.4%
Other consumer	1,402	12.8%	1,158	13.3%	1,097	13.5%	1,597	16.2%	1,745	18.8%
Real estate	9,835	64.7%	9,870	61.7%	9,357	61.7%	8,723	55.1%	7,393	48.9%
Commercial	2,856	13.7%	5,857	15.9%	4,820	14.1%	5,113	15.9%	4,398	16.7%
Other	--	0.8%	--	0.8%	--	0.8%	4	1.1%	--	1.2%
Unallocated	7,590		6,151		7,017		5,997		4,142

Total	$25,385	100.0%	$26,923	100.0%	$26,508	100.0%	$25,347	100.0%	$21,948	100.0%

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

Held-to-maturity and available-for-sale investment securities were $179.9 million and $347.2 million, respectively, at December 31, 2006, compared to the held-to-maturity amount of $150.3 million and available-for-sale amount of $371.5 million at December 31, 2005.

As of December 31, 2006, $55.0 million, or 30.6%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 49.1% of which will mature in less than five years. In the available-for-sale securities, $333.3 million, or 95.0%, were in U.S. Treasury and U.S. government agency securities, 66.6% of which will mature in less than five years.

In order to reduce the Company's income tax burden, an additional $122.5 million, or 68.1%, of the held-to-maturity securities portfolio, as of December 31, 2006, was invested in tax-exempt obligations of state and political subdivisions. In the available-for-sale securities, $1.4 million, or 3.9% were invested in tax-exempt obligations of state and political subdivisions. Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis. There are no securities of any one state and political subdivision issuer exceeding ten percent of the Company's stockholders' equity at December 31, 2006.

The Company has approximately $155,000, or 0.1%, in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2006. In the available-for-sale securities, $3.0 million, or 0.9% were invested in mortgaged-backed securities.

As of December 31, 2006, the held-to-maturity investment portfolio had gross unrealized gains of $1.037 million and gross unrealized losses of $1.165 million.

The Company had no gross realized gains during the years ended December 31, 2006, 2005 and 2004, resulting from the sales and/or calls of securities. Gross realized losses of $0, $275,000 and $0 resulting from sales and/or calls of securities were realized for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Table 12 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 12:	Investment Securities

	Years Ended December 31
	2006					2005
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$--	$--	$--	$--	$1,004	$--	$(20)	$984
U.S. Government agencies	54,998	367	(272)	55,093	28,000	--	(473)	27,527
Mortgage-backed securities	155	3	(1)	157	187	3	--	190
State and political subdivisions	122,472	667	(892)	122,247	117,148	662	(1,298)	116,512
Other securities	2,319	--	--	2,319	3,960	--	--	3,960

Total	$179,944	$1,037	$(1,165)	$179,816	$150,299	$665	$(1,791)	$149,173

Available-for-Sale
U.S. Treasury	$6,970	$--	$(30)	$6,940	$10,989	$--	$(102)	$10,887
U.S. Government agencies	326,301	287	(4,177)	322,411	348,570	35	(7,615)	340,990
Mortgage-backed securities	3,032	--	(76)	2,956	3,392	9	(92)	3,309
State and political subdivisions	1,360	10	--	1,370	3,014	39	--	3,053
Other securities	13,035	470	--	13,505	12,561	690	--	13,251

Total	$350,698	$767	$(4,283)	$347,182	$378,526	$773	$(7,809)	$371,490

Table 13 reflects the amortized cost and estimated fair value of securities at December 31, 2006, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 37.5% tax rate) of such securities. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13:	Maturity Distribution of Investment Securities

	December 31, 2006
		Over	Over
		1 year	5 years
	1 year	through	through	Over	No fixed		Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Total	Value	Value

Held-to-Maturity
U.S. Treasury	$--	$--	$--	$--	$--	$--	$--	$--
U.S. Government agencies	10,998	16,000	28,000	--	--	54,998	55,000	55,093
Mortgage-backed securities	--	4	15	136	--	155	155	157
State and political subdivisions	9,551	41,395	56,033	15,493	--	122,472	122,540	122,247
Other securities	--	--	--	930	1,389	2,319	2,319	2,319

Total	$20,549	$57,399	$84,048	$16,559	$1,389	$179,944	$180,014	$179,816

Percentage of total	11.4%	31.9%	46.7%	9.2%	0.8%	100.0%

Weighted average yield	4.3%	4.5%	4.6%	4.3%	4.3%	4.5%

Available-for-Sale
U.S. Treasury	$6,970	$--	$--	$--	$--	$6,970	$7,000	$6,940
U.S. Government agencies	85,562	129,356	111,382	--	--	326,300	326,325	322,411
Mortgage-backed securities	10	48	855	2,119	--	3,032	3,077	2,956
State and political subdivisions	505	856	--	--	--	1,361	1,360	1,370
Other securities	--	--	--	--	13,035	13,035	13,505	13,505

Total	$93,047	$130,260	$112,237	$2,119	$13,035	$350,698	$351,267	$347,182

Percentage of total	26.5%	37.2%	32.0%	0.6%	3.7%	100.0%

Weighted average yield	3.3%	4.1%	5.8%	5.2%	6.7%	4.5%

Deposits

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 82 financial centers. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of December 31, 2006, core deposits comprised 77.3% of the Company’s total deposits.

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

The Company’s total deposits as of December 31, 2006 were $2.175 billion, an increase of $115 million, or 5.58%, from $2.060 billion at December 31, 2005. The Company had $50 million and $51 million of brokered deposits at December 31, 2006 and 2005, respectively.

Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits for the three years ended December 31, 2006.

Table 14:	Average Deposit Balances and Rates

	December 31
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
(In thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Non-interest bearing transaction accounts	$308,804	--	$303,974	--	$293,060	--
Interest bearing transaction and savings deposits	737,328	1.58%	762,558	1.02%	729,842	0.68%
Time deposits
$100,000 or more	407,778	4.08%	371,871	2.83%	349,224	2.00%
Other time deposits	644,927	3.92%	578,949	2.74%	543,136	2.06%

Total	$2,098,837	2.59%	$2,017,352	1.79%	$1,915,262	1.21%

The Company's maturities of large denomination time deposits at December 31, 2006 and 2005 are presented in table 15.

Table 15:	Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit
	($100,000 or more)
	December 31
	2006		2005
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$123,214	27.4%	$97,676	26.8%
Over 3 months to 6 months	108,716	24.1%	80,763	22.2%
Over 6 months to 12 months	145,716	32.4%	113,968	31.3%
Over 12 months	72,664	16.1%	71,770	19.7%

Total	$450,310	100.00%	$364,177	100.00%

Short-Term Debt

Federal funds purchased and securities sold under agreements to repurchase were $105.0 million at December 31, 2006, as compared to $107.2 million at December 31, 2005. Other short-term borrowings, consisting of U.S. TT&L Notes and short-term FHLB borrowings, were $6.1 million at December 31, 2006, as compared to $8.0 million at December 31, 2005.

The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Long-Term Debt

The Company’s long-term debt was $83.3 million and $87.0 million at December 31, 2006 and 2005, respectively. The outstanding balance for December 31, 2006 includes $2.0 million in long-term debt, $50.4 million in FHLB long-term advances and $30.9 million of trust preferred securities. The outstanding balance for December 31, 2005, includes $4.0 million in long-term debt, $52.1 million in FHLB long-term advances and $30.9 million of trust preferred securities.

During the year ended December 31, 2006, the Company decreased long-term debt by $3.7 million, or 4.3% from December 31, 2005. This decrease is attributable to the Company’s annual $2.0 million payment on its note payable along with scheduled principal pay downs on FHLB long-term advances.

On December 31, 2004, the Company redeemed the entire issue of Simmons First Capital Trust 9.12% Trust Preferred Securities, due June 30, 2027, with an aggregate face amount of $17,250,000.

Aggregate annual maturities of long-term debt at December 31, 2006 are presented in table 16.

Table 16:    Maturities of Long-Term Debt

(In thousands)	Year	Annual Maturities

	2007	$10,383
	2008	12,987
	2009	5,842
	2010	5,087
	2011	3,881
	Thereafter	45,131

	Total	$83,311

Capital

Overview

At December 31, 2006, total capital reached $259.0 million. Capital represents shareholder ownership in the Company -- the book value of assets in excess of liabilities. At December 31, 2006, the Company’s equity to asset ratio was 9.77% compared to 9.67% at year-end 2005.

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

During the year ended December 31, 2006, the Company repurchased a total of 203,100 shares of stock with a weighted average repurchase price of $27.80 per share. Under the current stock repurchase plan, the Company can repurchase an additional 340,967 shares.

Cash Dividends

The Company declared cash dividends on its Common Stock of $0.68 per share for the twelve months ended 2006 compared to $0.61 per share for the twelve months ended 2005. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and the share repurchase plan. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from the eight affiliate banks. Payment of dividends by the eight affiliate banks is subject to various regulatory limitations. Reference is made to Item 7A, Liquidity and Qualitative Disclosures About Market Risk discussion for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2006, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at December 31, 2006 and 2005 are presented in table 17.

Table 17:    Risk-Based Capital
	December 31
(In thousands)	2006	2005

Tier 1 capital
Stockholders’ equity	$259,016	$244,085
Trust preferred securities	30,000	30,000
Goodwill and core deposits	(64,334)	(65,278)
Unrealized loss on available-for-sale securities	2,198	4,360
Other	--	--

Total Tier 1 capital	226,880	213,167

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	167	338
Qualifying allowance for loan losses	22,953	21,811

Total Tier 2 capital	23,120	22,149

Total risk-based capital	$250,000	$235,316

Risk weighted assets	$1,831,063	$1,739,771

Ratios at end of year
Leverage ratio	8.83%	8.61%
Tier 1 capital	12.39%	12.25%
Total risk-based capital	13.65%	13.53%
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments. Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

The Company’s long-term debt at December 31, 2006, includes notes payable, FHLB long-term advances and trust preferred securities, all of which the Company is contractually obligated to repay in future periods.

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

The funding requirements of the Company's most significant financial commitments, at December 31, 2006 are shown in table 18.

Table 18:    Funding Requirements of Financial Commitments
	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total
Long-term debt	$10,383	$18,829	$8,968	$45,131	$83,311
Credit card loan commitments	202,047	--	--	--	202,047
Other loan commitments	529,697	--	--	--	529,697
Letters of credit	5,477	--	--	--	5,477

The Company has $64.8 million and $65.6 million total goodwill and core deposit premiums for the periods ended December 31, 2006 and December 31, 2005, respectively. Because of the Company’s high level of these two intangible assets, management believes a useful calculation is tangible return on equity. This calculation for the twelve months ended December 31, 2006, 2005, 2004, 2003 and 2002, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 19.

Table 19:     Return on Tangible Equity
(In thousands)	2006	2005	2004	2003	2002

Twelve months ended
Return on average stockholders equity: (A/C)	10.93%	11.24%	10.64%	11.57%	11.56%
Return on tangible equity: (A+B)/(C-D)	15.03%	15.79%	14.94%	14.03%	13.99%

Net income	$27,481	$26,962	$24,446	$23,790	$22,078	(A	)
Amortization of intangibles, net of taxes	519	522	494	108	49	(B	)
Average stockholders' equity	251,518	239,976	229,719	205,683	190,947	(C	)
Average goodwill and core deposits, net	65,233	65,913	62,836	35,335	32,808	(D	)

On December 31, 2004, the Company recorded a nonrecurring $470,000 after tax charge, or a $0.03 reduction in diluted earnings per share, related to the write off of deferred debt issuance cost associated with the redemption of its 9.12% trust preferred securities. During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share, resulting from the sale of its mortgage servicing portfolio. In light of these events, Management believes operating earnings (earnings excluding nonrecurring items) is a useful calculation in reflection the Company’s performance. This calculation for the twelve months ended December 31, 2006, 2005, 2004, 2003 and 2002 is presented in table 20.

Table 20:     Operating Earnings
(In thousands, except share data)	2006	2005	2004	2003	2002
Twelve months ended

Net Income	$27,481	$26,962	$24,446	$23,790	$22,078
Nonrecurring items
Gain on sale of mortgage servicing	--	--	--	(771)	--
Write off of deferred debt issuance cost	--	--	771	--	--
Tax effect	--	--	(301)	301	--
Net nonrecurring items	--	--	470	(470)	--
Operating Income	$27,481	$26,962	$24,916	$23,320	$22,078

Diluted earnings per share	$1.90	$1.84	$1.65	$1.65	$1.54
Nonrecurring items
Gain on sale of mortgage servicing	--	--	--	(0.05)	--
Write off of deferred debt issuance cost	--	--	0.05	--	--
Tax effect	--	--	(0.02)	0.02	--
Net nonrecurring items	--	--	0.03	(0.03)	--
Diluted operating earnings per share	$1.90	$1.84	$1.68	$1.62	$1.54

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 21.

Table 21:    Quarterly Results
	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2006
Net interest income	$21,952	$22,192	$22,377	$22,283	$88,804
Provision for loan losses	1,708	789	602	663	3,762
Non-interest income	10,612	11,516	11,026	10,793	43,947
Non-interest expense	22,125	22,301	22,135	22,507	89,068
Loss on sale of securities, net	--	--	--	--	--
Net income	5,988	7,296	7,447	6,750	27,481
Basic earnings per share	0.42	0.51	0.53	0.47	1.93
Diluted earnings per share	0.41	0.51	0.51	0.47	1.90

2005
Net interest income	$22,093	$22,477	$22,872	$22,815	$90,257
Provision for loan losses	2,221	1,939	1,736	1,630	7,526
Non-interest income	10,071	10,997	10,740	10,678	42,486
Non-interest expense	21,415	20,964	21,226	21,979	85,584
Loss on sale of securities, net	--	(168)	--	--	(168)
Net income	5,860	6,943	7,334	6,825	26,962
Basic earnings per share	0.41	0.48	0.51	0.48	1.88
Diluted earnings per share	0.40	0.47	0.50	0.47	1.84

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2006, undivided profits of the Company's subsidiaries were approximately $142 million, of which approximately $13 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At December 31, 2006, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At December 31, 2006, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 19.4% of total assets, as compared to 19.2% at December 31, 2005.

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

Third, the Company’s affiliate banks have lines of credits available with the Federal Home Loan Bank. While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs. Approximately $409 million of these lines of credit are currently available, if needed.

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

The table below presents the Company’s interest rate sensitivity position at December 31, 2006. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table: 22    Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total

Earning assets
Short-term investments	$67,699	$--	$--	$--	$--	$--	$--	$67,699
Assets held in trading accounts	4,487	--	--	--	--	--	--	4,487
Investment securities	8,469	27,905	31,012	44,459	88,565	89,687	237,029	527,126
Mortgage loans held for sale	7,091	--	--	--	--	--	--	7,091
Loans	585,505	152,157	183,546	333,129	293,000	224,783	11,375	1,783,495
Total earning assets	673,251	180,062	214,558	377,588	381,565	314,470	248,404	2,389,898

Interest bearing liabilities
Interest bearing transaction and savings deposits	416,081	--	--	--	64,536	193,609	64,537	738,763
Time deposits	106,816	185,399	245,220	374,118	194,426	25,462	--	1,131,441
Short-term debt	111,700	--	--	--	--	--	--	111,700
Long-term debt	14,950	1,415	2,112	6,424	12,319	15,129	30,962	83,311
Total interest bearing liabilities	649,547	186,814	247,332	380,542	271,281	234,200	95,499	2,065,215

Interest rate sensitivity Gap	$23,704	$(6,752)	$(32,774)	$(2,954)	$110,284	$80,270	$152,905	$324,683
Cumulative interest rate sensitivity Gap	$23,704	$16,952	$(15,822)	$(18,776)	$91,508	$171,778	$324,683
Cumulative rate sensitive assets to rate sensitive liabilities	103.6%	102.0%	98.5%	98.7%	105.3%	108.7%	115.7%
Cumulative Gap as a % of earning assets	1.0%	0.7%	-0.7%	-0.8%	3.8%	7.2%	13.6%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Management’s Report on Internal Control Over Financial Reporting	41
Report of Independent Registered Public Accounting Firm
Report on Internal Control Over Financial Reporting	42
Report on Consolidated Financial Statements	43
Consolidated Balance Sheets, December 31, 2006 and 2005	44
Consolidated Statements of Income, Years Ended
December 31, 2006, 2005 and 2004	45
Consolidated Statements of Cash Flows, Years Ended
December 31, 2006, 2005 and 2004	46
Consolidated Statements of Stockholders’ Equity, Years Ended
December 31, 2006, 2005 and 2004	47
Notes to Consolidated Financial Statements,
December 31, 2006, 2005 and 2004	48

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

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SIMMONS FIRST NATIONAL CORPORATION maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SIMMONS FIRST NATIONAL CORPORATION maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, SIMMONS FIRST NATIONAL CORPORATION maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of SIMMONS FIRST NATIONAL CORPORATION and our report dated February 19, 2007 expressed an unqualified opinion thereon.

/s/ BKD, LLP

BKD, LLP

Pine Bluff, Arkansas
February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMMONS FIRST NATIONAL CORPORATION as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Simmons First National Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2007 expressed unqualified opinions on management’s assessment and the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

BKD, LLP

Pine Bluff, Arkansas
February 19, 2007

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 and 2005

(In thousands, except share data)	2006	2005

ASSETS

Cash and non-interest bearing balances due from banks	$83,452	$75,461
Interest bearing balances due from banks	45,829	14,397
Federal funds sold	21,870	11,715
Cash and cash equivalents	151,151	101,573
Investment securities	527,126	521,789
Mortgage loans held for sale	7,091	7,857
Assets held in trading accounts	4,487	4,631
Loans	1,783,495	1,718,107
Allowance for loan losses	(25,385)	(26,923)
Net loans	1,758,110	1,691,184
Premises and equipment	67,926	63,360
Foreclosed assets held for sale, net	1,940	1,540
Interest receivable	21,974	18,754
Bank owned life insurance	36,133	33,269
Goodwill	60,605	60,605
Core deposit premiums	4,199	5,029
Other assets	10,671	14,177
TOTAL ASSETS	$2,651,413	$2,523,768

LIABILITIES

Non-interest bearing transaction accounts	$305,327	$331,113
Interest bearing transaction accounts and savings deposits	738,763	749,925
Time deposits	1,131,441	978,920
Total deposits	2,175,531	2,059,958
Federal funds purchased and securities sold
under agreements to repurchase	105,036	107,223
Short-term debt	6,114	8,031
Long-term debt	83,311	87,020
Accrued interest and other liabilities	22,405	17,451
Total liabilities	2,392,397	2,279,683

STOCKHOLDERS’ EQUITY

Capital stock
Class A, common, par value $0.01 a share,
authorized 30,000,000 shares, 14,196,855
issued and outstanding at 2006 and 14,326,923 at 2005	142	143
Surplus	48,678	53,723
Undivided profits	212,394	194,579
Accumulated other comprehensive income (loss)
Unrealized depreciation on available-for-sale
securities, net of income tax credits of $1,319 at 2006
and $2,615 at 2005	(2,198)	(4,360)
Total stockholders’ equity	259,016	244,085
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,651,413	$2,523,768

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(In thousands, except per share data)	2006	2005	2004

INTEREST INCOME
Loans	$130,248	$112,238	$96,853
Federal funds sold	1,057	925	748
Investment securities	20,438	18,677	17,447
Mortgage loans held for sale	476	552	575
Assets held in trading accounts	71	99	41
Interest bearing balances due from banks	1,072	580	400
TOTAL INTEREST INCOME	153,362	133,071	116,064

INTEREST EXPENSE
Deposits	54,250	34,208	23,163
Federal funds purchased and securities sold
under agreements to repurchase	4,615	3,104	1,227
Short-term debt	1,227	1,101	175
Long-term debt	4,466	4,401	5,863
TOTAL INTEREST EXPENSE	64,558	42,814	30,428

NET INTEREST INCOME	88,804	90,257	85,636
Provision for loan losses	3,762	7,526	8,027
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	85,042	82,731	77,609
NON-INTEREST INCOME
Trust income	5,612	5,589	5,421
Service charges on deposit accounts	15,795	15,818	14,564
Other service charges and fees	2,561	2,017	2,016
Income on sale of mortgage loans, net of commissions	2,849	2,919	3,391
Income on investment banking, net of commissions	341	416	645
Credit card fees	10,742	10,252	10,001
Premiums on sale of student loans	2,071	1,822	2,114
Bank owned life insurance income	1,523	953	261
Other income	2,453	2,700	2,292
Loss on sale of securities, net of taxes	--	(168)	--
TOTAL NON-INTEREST INCOME	43,947	42,318	40,705

NON-INTEREST EXPENSE
Salaries and employee benefits	53,442	51,270	48,533
Occupancy expense, net	6,385	5,840	5,500
Furniture and equipment expense	5,718	5,758	5,646
Loss on foreclosed assets	136	191	346
Deposit insurance	270	279	284
Other operating expenses	23,117	22,246	22,076
TOTAL NON-INTEREST EXPENSE	89,068	85,584	82,385
INCOME BEFORE INCOME TAXES	39,921	39,465	35,929
Provision for income taxes	12,440	12,503	11,483
NET INCOME	$27,481	$26,962	$24,446
BASIC EARNINGS PER SHARE	$1.93	$1.88	$1.68
DILUTED EARNINGS PER SHARE	$1.90	$1.84	$1.65

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(In thousands)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,481	$26,962	$24,446
Items not requiring (providing) cash
Depreciation and amortization	5,501	4,861	5,385
Provision for loan losses	3,762	7,526	8,027
Net amortization of investment securities	188	370	686
Deferred income taxes	2,221	1,342	2,946
Provision for losses on foreclosed assets	--	--	89
Loss on sale of securities, net of taxes	--	168	--
Bank owned life insurance income	(1,523)	(953)	(261)
Changes in
Interest receivable	(3,220)	(4,506)	(775)
Mortgage loans held for sale	766	1,389	2,965
Assets held in trading accounts	143	285	(4,826)
Other assets	3,508	(1,949)	4,733
Accrued interest and other liabilities	3,596	1,366	(3,027)
Income taxes payable	(863)	142	(1,317)
Net cash provided by operating activities	41,560	37,003	39,071

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans	(72,137)	(156,243)	(93,105)
Purchase of bank and branch locations, net funds
received (disbursed)	--	1,945	(2,943)
Purchases of premises and equipment, net	(9,238)	(10,150)	(10,212)
Proceeds from sale of foreclosed assets	1,049	2,700	3,229
Proceeds from sale of securities	2,161	1,225	17,958
Proceeds from maturities of available-for-sale securities	130,345	88,382	134,106
Purchases of available-for-sale securities	(106,088)	(73,921)	(161,857)
Proceeds from maturities of held-to-maturity securities	29,431	32,921	46,496
Purchases of held-to-maturity securities	(59,213)	(32,220)	(22,165)
Purchases of bank owned life insurance	(1,341)	(25,000)	--
Net cash used in investing activities	(85,031)	(170,361)	(88,493)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	115,573	98,609	38,813
Net change in short-term debt	(1,917)	5,658	(4,460)
Dividends paid	(9,666)	(8,757)	(8,263)
Proceeds from issuance of long-term debt	7,275	1,821	9,900
Repayment of long-term debt	(10,984)	(9,464)	(28,934)
Net change in Federal funds purchased and
securities sold under agreements to repurchase	(2,187)	2,438	(4,123)
Repurchase of common stock, net	(5,045)	(9,105)	(1,395)
Net cash provided by financing activities	93,049	81,200	1,538
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	49,578	(52,158)	(47,884)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	101,573	153,731	201,615
CASH AND CASH EQUIVALENTS, END OF YEAR	$151,151	$101,573	$153,731

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (Loss)	Profits	Total
Balance, December 31, 2003	$14,102	$35,988	$(286)	$160,191	$209,995
Comprehensive income
Net income	--	--	--	24,446	24,446
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $503	--	--	(838)	--	(838)
Comprehensive income					23,608
Stock issued as bonus shares - 2,000 shares	2	50	--	--	52
Change in the par value of common stock	(14,523)	14,523	--	--	--
Stock issued in connection with the merger
of Alliance Bancorporation, Inc.	545	13,732	--	--	14,277
Exercise of stock options - 68,997 shares	43	922	--	--	965
Securities exchanged under
employee option plan	(22)	(606)	--	--	(628)
Repurchase of common stock
- 73,465 shares	(1)	(1,783)	--	--	(1,784)
Cash dividends declared ($0.57 per share)	--	--	--	(8,263)	(8,263)
Balance, December 31, 2004	146	62,826	(1,124)	176,374	238,222
Comprehensive income
Net income	--	--	--	26,962	26,962
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $1,942	--	--	(3,236)	--	(3,236)
Comprehensive income					23,726
Stock issued as bonus shares - 5,620 shares	--	138	--	--	138
Exercise of stock options - 106,420 shares	1	1,432	--	--	1,433
Securities exchanged under
employee option plan	--	(988)	--	--	(988)
Repurchase of common stock
- 371,453 shares	(4)	(9,685)	--	--	(9,689)
Cash dividends declared ($0.61 per share)	--	--	--	(8,757)	(8,757)
Balance, December 31, 2005	143	53,723	(4,360)	194,579	244,085
Comprehensive income
Net income	--	--	--	27,481	27,481
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $1,296	--	--	2,162	--	2,162
Comprehensive income					29,643
Stock issued as bonus shares - 10,200 shares	--	275	--	--	275
Exercise of stock options - 106,880 shares	1	1,516	--	--	1,517
Securities exchanged under
employee option plan	--	(1,291)	--	--	(1,291)
Repurchase of common stock
- 203,100 shares	(2)	(5,545)	--	--	(5,547)
Cash dividends declared ($0.68 per share)	-	--	--	(9,666)	(9,666)
Balance, December 31, 2006	$142	$48,678	$(2,198)	$212,394	$259,016

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any loans charged off and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated life of the loan. Generally, loans are placed on nonaccrual status at ninety days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers. The Company records all derivatives on the balance sheet at fair value. Historically, the Company’s policy has been not to invest in derivative type investments but in an effort to meet the financing needs of its customers, the Company entered into its first fair value hedge during the second quarter of 2003. Fair value hedges include interest rate swap agreements on fixed rate loans. For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument. The fair value hedge is considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amount of the loan being hedged was $1.9 million at December 31, 2006 and $2.0 million at December 31, 2005.

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

Premises and Equipment

Depreciable assets are stated at cost, less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized by the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements whichever is shorter.

Foreclosed Assets Held For Sale

Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Changes in the valuation allowance are charged or credited to other expense.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. Financial Accounting Standards Board Statement No’s. 142 and No. 147 eliminated the amortization for these assets as of January 1, 2002. While goodwill is not amortized, impairment testing of goodwill is performed annually, or more frequently if certain conditions occur.

Core Deposit Premiums

Core deposit premiums represent the amount allocated to the future earnings potential of acquired deposits. The unamortized core deposit premiums are being amortized using both straight-line and accelerated methods over periods ranging from 8 to 11 years. Unamortized core deposit premiums are tested for impairment annually, or more frequently if certain conditions occur.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2006	2005	2004

Net Income	$27,481	$26,962	$24,446

Average common shares outstanding	14,226	14,375	14,515
Average common share stock options outstanding	248	312	333
Average diluted common shares	14,474	14,687	14,848

Basic earnings per share	$1.93	$1.88	$1.68
Diluted earnings per share	$1.90	$1.84	$1.65

Stock-Based Compensation

On January 1, 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (Revised 2004). See Note 11, Employee Benefit Plans, for additional information.

SFAS No. 123R requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 11, Employee Benefit Plans, use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans for years prior to 2006.

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

NOTE 3:	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2006				2005
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Treasury	$--	$--	$--	$--	$1,004	$--	$(20)	$984
U.S. Government
agencies	54,998	367	(272)	55,093	28,000	--	(473)	27,527
Mortgage-backed
securities	155	3	(1)	157	187	3	--	190
State and political
subdivisions	122,472	667	(892)	122,247	117,148	662	(1,298)	116,512
Other securities	2,319	--	--	2,319	3,960	--	--	3,960

Total	$179,944	$1,037	$(1,165)	$179,816	$150,299	$665	$(1,791)	$149,173

Available-for-Sale

U.S. Treasury	$6,970	$--	$(30)	$6,940	$10,989	$--	$(102)	$10,887
U.S. Government
agencies	326,301	287	(4,177)	322,411	348,570	35	(7,615)	340,990
Mortgage-backed
securities	3,032	--	(76)	2,956	3,392	9	(92)	3,309
State and political
subdivisions	1,360	10	--	1,370	3,014	39	--	3,053
Other securities	13,035	470	--	13,505	12,561	690	--	13,251

Total	$350,698	$767	$(4,283)	$347,182	$378,526	$773	$(7,809)	$371,490

Certain investment securities are valued less than their historical cost. Total fair value of these investments at December 31, 2006, was $404.5 million, which is approximately 76.8% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates.

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

The following table shows the Company’s investments’ estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Treasury	$--	$--	$--	$--	$--	$--
U.S. Government Agencies	9,990	8	22,736	264	32,726	272
Mortgage-backed securities	--	--	86	1	86	1
State and political subdivisions	17,290	139	49,328	753	66,618	892

Total	$27,280	$147	$72,150	$1,018	$99,430	$1,165

Available-for-Sale

U.S. Treasury	$2,471	$2	$4,469	$28	$6,940	$30
U.S. Government Agencies	42,455	287	252,679	3,890	295,134	4,177
Mortgage-backed securities	788	23	2,167	53	2,955	76
State and political subdivisions	--	--	--	--	--	--

Total	$45,714	$312	$259,315	$3,971	$305,029	$4,283

The following table shows the Company’s investments’ estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Treasury	$--	$--	$984	$20	$984	$20
U.S. Government Agencies	10,901	99	16,627	374	27,528	473
Mortgage-backed securities	49	--	45	--	94	--
State and political subdivisions	45,410	515	33,308	783	78,718	1,298

Total	$56,360	$614	$50,964	$1,177	$107,324	$1,791

Available-for-Sale

U.S. Treasury	$2,980	$16	$7,907	$86	$10,887	$102
U.S. Government Agencies	57,869	678	284,175	6,937	342,044	7,615
Mortgage-backed securities	774	9	1,706	83	2,480	92
State and political subdivisions	--	-	--	-	-	--

Total	$61,623	$703	$293,788	$7,106	$355,411	$7,809

Income earned on the above securities for the years ended December 31, 2006, 2005 and 2004 is as follows:

(In thousands)	2006	2005	2004

Taxable
Held-to-maturity	$2,007	$1,056	$1,436
Available-for-sale	13,698	12,842	10,980

Non-taxable
Held-to-maturity	4,635	4,588	4,794
Available-for-sale	98	191	237

Total	$20,438	$18,677	$17,447

The Statement of Stockholders’ Equity includes other comprehensive income (loss). Other comprehensive income (loss) for the Company includes the change in the unrealized depreciation on available-for-sale securities. The changes in the unrealized depreciation on available-for-sale securities for the years ended December 31, 2006, 2005 and 2004 are as follows:

(In thousands)	2006	2005	2004

Unrealized holding gains (losses) arising during the period	$2,162	$(3,511)	$(838)
Losses realized in net income	--	275	--

Net change in unrealized depreciation
on available-for-sale securities	$2,162	$(3,236)	$(838)

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$20,549	$20,501	$93,047	$92,284
After one through five years	57,399	57,224	130,260	127,957
After five through ten years	84,048	84,083	112,237	111,369
After ten years	16,559	16,619	2,119	2,067
Other securities	1,389	1,389	13,035	13,505

Total	$179,944	$179,816	$350,698	$347,182

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $400,668,000 at December 31, 2006 and $411,580,000 at December 31, 2005.

The book value of securities sold under agreements to repurchase amounted to $80,566,000 and $67,778,000 for December 31, 2006 and 2005, respectively.

The Company had no gross realized gains during the years ended December 31, 2006, 2005 and 2004, resulting from the sales and/or calls of securities. Gross realized losses of $0, $275,000 and $0 resulting from sales and/or calls of securities were realized for the years ended December 31, 2006, 2005 and 2004, respectively.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

(In thousands)	2006	2005

Consumer
Credit cards	$143,359	$143,058
Student loans	84,831	89,818
Other consumer	142,596	138,051
Real estate
Construction	277,411	238,898
Single family residential	364,450	340,839
Other commercial	512,404	479,684
Commercial
Commercial	178,028	184,920
Agricultural	62,293	68,761
Financial institutions	4,766	20,499
Other	13,357	13,579

Total loans before allowance for loan losses	$1,783,495	$1,718,107

At December 31, 2006 and 2005, impaired loans totaled $12,829,000 and $14,804,000, respectively. All impaired loans had either specific or general allocations within the allowance for loan losses. Allocations of the allowance for loan losses relative to impaired loans at December 31, 2006 and 2005 were $3,418,000 and $3,868,000, respectively. Approximately, $350,000, $452,000 and $477,000 of interest income was recognized on average impaired loans of $13,072,000, $15,748,000 and $18,937,000 for 2006, 2005 and 2004, respectively. Interest recognized on impaired loans on a cash basis during 2006, 2005 and 2004 was immaterial.

At December 31, 2006 and 2005, accruing loans delinquent 90 days or more totaled $1,097,000 and $1,131,000, respectively. Non-accruing loans at December 31, 2006 and 2005 were $8,958,000 and $7,296,000, respectively.

As of December 31, 2006, credit card loans, which are unsecured, were $143,359,000 or 8.0%, of total loans versus $143,058,000 or 8.3%, of total loans at December 31, 2005. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2006	2005	2004

Balance, beginning of year	$26,923	$26,508	$25,347
Additions
Provision for loan losses	3,762	7,526	8,027
Allowance for loan losses of acquired banks and branches	--	--	1,108
	30,685	34,034	34,482
Deductions
Losses charged to allowance, net of recoveries
of $3,106 for 2006, $3,815 for 2005 and $2,431 for 2004	3,775	7,111	7,974
Reclassification of reserve for unfunded commitments (1)	1,525	--	--

Balance, end of year	$25,385	$26,923	$26,508

(1) On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

NOTE 5:	GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $60.6 million at December 31, 2006, unchanged from December 31, 2005, as the Company made no acquisitions during the year ended December 31, 2006.

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at December 31, 2006 and 2005 were:

	December 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Core deposit premiums	$7,246	$3,047	$4,199	$7,246	$2,217	$5,029

Core deposit premium amortization expense recorded for the years ended December 31, 2006, 2005 and 2004, was $830,000, $830,000 and $791,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2007 - $818,000; 2008 - $807,000; 2009 - $802,000; 2010 - $699,000; and 2011 - $451,000.

NOTE 6:	TIME DEPOSITS

Time deposits included approximately $450,310,000 and $364,177,000 of certificates of deposit of $100,000 or more, at December 31, 2006 and 2005, respectively. Brokered deposits were $42,522,000 and $50,725,000 at December 31, 2006 and 2005, respectively. At December 31, 2006, time deposits with a remaining maturity of one year or more amounted to $219,888,000. Maturities of all time deposits are as follows: 2007 - $911,553,000; 2008 - $194,426,000; 2009 - $24,950,000; 2010 - $265,000; 2011 - $247,000 and none thereafter.

Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

NOTE 7:	INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	2006	2005	2004

Income taxes currently payable	$10,219	$11,161	$8,537
Deferred income taxes	2,221	1,342	2,946

Provision for income taxes	$12,440	$12,503	$11,483

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

(In thousands)	2006	2005

Deferred tax assets
Allowance for loan losses	$8,543	$8,329
Valuation of foreclosed assets	63	74
Deferred compensation payable	1,275	1,109
FHLB advances	58	97
Vacation compensation	740	727
Loan interest	140	241
Available-for-sale securities	1,319	2,615
Other	174	363
	12,312	13,555
Deferred tax liabilities
Accumulated depreciation	(852)	(1,128)
Deferred loan fee income and expenses, net	(787)	(657)
FHLB stock dividends	(887)	(740)
Goodwill and core deposit premium amortization	(6,051)	(3,852)
Other	(880)	(807)
	(9,457)	(7,184)
Net deferred tax assets included in other assets
on balance sheets	$2,855	$6,371

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)	2006	2005	2004

Computed at the statutory rate (35%)	$13,972	$13,813	$12,575
Increase (decrease) resulting from
Tax exempt income	(1,858)	(1,882)	(1,988)
Non-deductible interest	276	187	137
State income taxes	792	862	822
Other non-deductible expenses	97	86	112
Other differences, net	(839)	(563)	(175)

Actual tax provision	$12,440	$12,503	$11,483

NOTE 8:	SHORT-TERM AND LONG-TERM DEBT

Long-term debt at December 31, 2006, and 2005 consisted of the following components.

(In thousands)	2006	2005

Note Payable, due 2007, at a floating rate of
0.90% above the one-month LIBOR rate, reset
monthly, unsecured	$2,000	$4,000
FHLB advances, due 2006 to 2024, 2.58% to 8.41%,
secured by residential real estate loans	50,381	52,090
Trust preferred securities, due 2033, fixed at 8.25%,
callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033, floating rate
of 2.80% above the three-month LIBOR rate,
reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033, fixed rate of 6.97%
through 2010, thereafter, at a floating rate of
2.80% above the three-month LIBOR rate, reset
quarterly, callable in 2010 without penalty	10,310	10,310

Total long-term debt	$83,311	$87,020

At December 31, 2006 the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $5.0 million with a weighted average rate of 5.26% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at December 31, 2006 are:

		Annual
(In thousands)	Year	Maturities

	2007	$10,383
	2008	12,987
	2009	5,842
	2010	5,087
	2011	3,881
	Thereafter	45,131

	Total	$83,311

NOTE 9:	CAPITAL STOCK

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

During the year ended December 31, 2006, the Company repurchased a total of 203,100 shares of stock with a weighted average repurchase price of $27.80 per share. Under the current stock repurchase plan, the Company can repurchase an additional 340,967 shares.

NOTE 10:	TRANSACTIONS WITH RELATED PARTIES

At December 31, 2006 and 2005, the subsidiary banks had extensions of credit to executive officers, directors and to companies in which the banks' executive officers or directors were principal owners, in the amount of $51.4 million in 2006 and $61.5 million in 2005.

(In thousands)	2006	2005

Balance, beginning of year	$61,544	$55,293
New extensions of credit	26,734	26,328
Repayments	(36,836)	(20,077)

Balance, end of year	$51,442	$61,544

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

Retirement Plans

The Company’s 401(k) retirement plan covers substantially all employees. Contribution expense totaled $525,000, $505,000 and $408,000, in 2006, 2005 and 2004, respectively.

The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees. Contribution expense totaled $2,370,000 for 2006, $2,258,000 for 2005 and $2,153,000 for 2004.

The Company also provides deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death. The charges to income for the plans were $481,000 for 2006, $306,000 for 2005 and $130,000 for 2004. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

Stock-Based Compensation Plans

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No.25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. As stated in Note 1, Significant Accounting Policies, the Company adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006, will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.

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

The table below summarizes the transactions under the Company's stock option plans at December 31, 2006, 2005 and 2004 and changes during the years then ended:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercisable	Shares	Exercisable	Shares	Exercisable
	(000)	Price	(000)	Price	(000)	Price

Outstanding, beginning of year	609	$14.77	676	$14.00	698	$13.00
Granted	60	26.19	40	24.53	68	23.85
Forfeited/Expired	(45)	13.50	(1)	22.63	(21)	12.89
Exercised	(107)	14.19	(106)	13.46	(69)	14.05

Outstanding, end of year	517	16.32	609	14.77	676	14.00

Exercisable, end of year	452	$14.97	595	$14.55	535	$13.25

The following table summarizes information about stock options under the plans outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	(000)	Life	Price	(000)	Price

$10.56 to $12.22	333	1.9 Years	$12.06	333	$12.06
$15.35 to $16.32	16	1.8 Years	$15.84	16	$15.84
$22.63 to $23.78	66	4.2 Years	$23.69	59	$23.68
$24.50 to $24.50	40	5.4 Years	$24.50	35	$24.50
$26.19 to $27.67	62	6.3 Years	$26.20	9	$26.21

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $6.4 million and $6.2 million at December 31, 2006. The total intrinsic value of stock options exercised was $1.6 million in 2006, $1.4 million in 2005 and $872 thousand in 2004.

As a result of applying the provisions of SFAS 123R during 2006, the Company recognized additional stock-based compensation expense related to stock options of $89 thousand. The increase in stock-based compensation expense related to stock options during 2006 resulted in no change in basic or diluted earnings per share.

Stock-based compensation expense totaled $233 thousand in 2006, $117 thousand in 2005 and $118 thousand in 2004. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. Unrecognized stock-based compensation expense related to stock options totaled $287 thousand at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.00 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $437 thousand at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.24 years.

As of December 31, 2006, there was $724 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.15 years.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted was $5.01 for 2006, $5.11 for 2005 and $5.56 for 2004. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

	2006	2005	2004
Expected dividend yield	2.67%	2.61%	2.54%
Expected stock price volatility	17.74%	16.00%	16.00
Risk-free interest rate	4.84%	5.17%	5.17%
Expected life of options	5 - 10 Years	7 Years	10 Years

The following pro forma information presents net income and earnings per share for 2005 and 2004 as if the fair value method of SFAS 123R had been applied to measure compensation cost for stock-based compensation plans.

(In thousands, except per share data)	2005	2004
Net income, as reported	$26,962	$24,446
Add: Stock-based employee compensation included
in reported net income, net of related tax effects	73	73
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(544)	(283)
Pro forma net income	$26,491	$24,236
Earnings per share:
Basic - as reported	$1.88	$1.68
Basic - pro forma	$1.84	$1.67

Diluted - as reported	$1.84	$1.65
Diluted - pro forma	$1.80	$1.63

NOTE 12:	ADDITIONAL CASH FLOW INFORMATION

In connection with cash acquisitions accounted for using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2006	2005	2004

Liabilities assumed	$--	$2,156	$152,955
Fair value of assets acquired	--	311	159,637
Cash received (disbursed)	--	1,845	(6,682)
Funds acquired	--	100	3,739
Net funds received (disbursed)	$--	$1,945	$(2,943)

Additional cash payment information

Interest paid	$65,108	$41,007	$30,245
Income taxes paid	7,926	11,232	10,090

NOTE 13:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2006	2005	2004

Professional services	$2,490	$2,201	$2,029
Postage	2,278	2,281	2,256
Telephone	1,961	1,847	1,784
Credit card expense	3,235	2,693	2,374
Operating supplies	1,611	1,555	1,528
Amortization of core deposit premiums	830	830	791
Write off of deferred debt issuance cost	--	--	771
Other expense	10,712	10,839	10,543
Total	$23,117	$22,246	$22,076

The Company had aggregate annual equipment rental expense of approximately $534,000 in 2006, $481,000 in 2005 and $406,000 in 2004. The Company had aggregate annual occupancy rental expense of approximately $1,106,000 in 2006, $1,111,000 in 2005 and $1,079,000 in 2004.

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

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$151,151	$151,151	$101,573	$101,573
Held-to-maturity securities	179,944	179,816	150,299	149,173
Available-for-sale securities	347,182	347,182	371,490	371,490
Assets held in trading accounts	4,487	4,487	4,631	4,631
Mortgage loans held for sale	7,091	7,091	7,857	7,857
Interest receivable	21,974	21,974	18,754	18,754
Loans, net	1,758,110	1,777,257	1,691,184	1,702,119

Financial liabilities
Non-interest bearing transaction accounts	305,327	305,327	331,113	331,113
Interest bearing transaction accounts and
savings deposits	738,763	738,763	749,925	749,925
Time deposits	1,131,441	1,150,274	978,920	992,789
Federal funds purchased and securities
sold under agreements to repurchase	105,036	105,036	107,223	107,223
Short-term debt	6,114	6,114	8,031	8,031
Long-term debt	83,311	85,125	87,020	87,930
Interest payable	7,296	7,296	4,846	4,846

The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

NOTE 15:	SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Accounting principles generally accepted in the United Sates of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4, Loans and Allowance for Loan Losses.

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

At December 31, 2006, the Company had outstanding commitments to extend credit aggregating approximately $202,047,000 and $529,697,000 for credit card commitments and other loan commitments, respectively. At December 31, 2005, the Company had outstanding commitments to extend credit aggregating approximately $194,614,000 and $429,442,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $5,477,000 and $4,573,000 at December 31, 2006 and 2005, respectively, with terms ranging from 90 days to three years. The Company’s deferred revenue under standby letter of credit agreements was approximately $35,000 and $43,000 at December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 17:	NEW ACCOUNTING STANDARDS

SFAS No. 123, Share-Based Payment (Revised 2004), establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and the impact to the Company’s financial statements are more fully discussed in Note 11, Employee Benefit Plans.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

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

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. The Company has filed a Motion to Dismiss. The plaintiffs have been granted additional time to discover any evidence for litigation. At this time, no basis for any material liability has been identified. The Company and the banks continue to vigorously defend the claims asserted in the suit.

On April 3, 2006, an action in Johnson County Circuit Court was filed by Tria Xiong and Mai Lee Xiong against Simmons First Bank of Russellville and certain individuals alleging wrongful conduct by the bank in the underwriting and origination of certain loans. The plaintiffs are seeking an unspecified sum in compensatory damages and $1,000,000.00 in punitive damages. Discovery is in process, and the suit is pending, with no court date set. At this time, no basis for any material liability has been identified. The Company and the bank plan to vigorously defend the claims asserted in the suit.

NOTE 19:	STOCKHOLDERS’ EQUITY

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. At December 31, 2006, the Company subsidiaries had approximately $12.7 million in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2006, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s most significant subsidiaries are presented in the following table.

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(In thousands)	Amount	Ratio-%	Amount	Ratio-%	Amount		Ratio-%

As of December 31, 2006
Total Risk-Based Capital Ratio
Simmons First National Corporation	$250,000	13.6	$147,059	8.0	$	N/A
Simmons First National Bank	100,895	11.3	71,430	8.0		89,288	10.0
Simmons First Bank of Jonesboro	23,743	11.8	16,097	8.0		20,121	10.0
Simmons First Bank of Russellville	19,789	15.4	10,280	8.0		12,850	10.0
Simmons First Bank of Northwest Arkansas	22,699	10.6	17,131	8.0		21,414	10.0
Simmons First Bank of El Dorado	18,728	14.0	10,702	8.0		13,377	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	226,880	12.4	73,187	4.0		N/A
Simmons First National Bank	91,859	10.3	35,673	4.0		53,510	6.0
Simmons First Bank of Jonesboro	21,217	10.5	8,083	4.0		12,124	6.0
Simmons First Bank of Russellville	18,176	14.1	5,156	4.0		7,734	6.0
Simmons First Bank of Northwest Arkansas	20,133	9.4	8,567	4.0		12,851	6.0
Simmons First Bank of El Dorado	17,278	12.9	5,358	4.0		8,036	6.0
Leverage Ratio
Simmons First National Corporation	226,880	8.8	103,127	4.0		N/A
Simmons First National Bank	91,859	7.4	50,334	4.0		62,917	5.0
Simmons First Bank of Jonesboro	21,217	8.0	10,609	4.0		13,261	5.0
Simmons First Bank of Russellville	18,176	9.8	7,419	4.0		9,273	5.0
Simmons First Bank of Northwest Arkansas	20,133	7.4	11,032	4.0		13,790	5.0
Simmons First Bank of El Dorado	17,278	7.9	8,748	4.0		10,935	5.0
As of December 31, 2005
Total Risk-Based Capital Ratio
Simmons First National Corporation	$235,316	13.5	$139,447	8.0	$	N/A
Simmons First National Bank	95,633	11.5	66,527	8.0		83,159	10.0
Simmons First Bank of Jonesboro	21,806	10.9	16,004	8.0		20,006	10.0
Simmons First Bank of Russellville	22,096	16.7	10,585	8.0		13,231	10.0
Simmons First Bank of Northwest Arkansas	21,393	10.8	15,847	8.0		19,808	10.0
Simmons First Bank of El Dorado	18,158	14.6	9,950	8.0		12,437	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	213,167	12.3	69,323	4.0		N/A
Simmons First National Bank	87,353	10.5	33,277	4.0		49,916	6.0
Simmons First Bank of Jonesboro	19,294	9.6	8,039	4.0		12,059	6.0
Simmons First Bank of Russellville	20,444	15.5	5,276	4.0		7,914	6.0
Simmons First Bank of Northwest Arkansas	18,917	9.6	7,882	4.0		11,823	6.0
Simmons First Bank of El Dorado	16,628	13.4	4,964	4.0		7,445	6.0
Leverage Ratio
Simmons First National Corporation	213,167	8.6	99,147	4.0		N/A
Simmons First National Bank	87,353	7.4	47,218	4.0		59,022	5.0
Simmons First Bank of Jonesboro	19,294	7.4	10,429	4.0		13,036	5.0
Simmons First Bank of Russellville	20,444	11.2	7,301	4.0		9,127	5.0
Simmons First Bank of Northwest Arkansas	18,917	7.3	10,365	4.0		12,957	5.0
Simmons First Bank of El Dorado	16,628	7.9	8,419	4.0		10,524	5.0

NOTE 20:	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2006 and 2005

(In thousands)	2006	2005

ASSETS
Cash and cash equivalents	$6,858	$4,853
Investment securities	2,490	3,030
Investments in wholly-owned subsidiaries	275,872	265,714
Intangible assets, net	134	134
Premises and equipment	2,664	2,248
Other assets	7,006	6,173
TOTAL ASSETS	$295,024	$282,152

LIABILITIES
Long-term debt	$32,930	$34,930
Other liabilities	3,078	3,137
Total liabilities	36,008	38,067

STOCKHOLDERS’ EQUITY
Common stock	142	143
Surplus	48,678	53,723
Undivided profits	212,394	194,579
Accumulated other comprehensive income (loss)
Unrealized depreciation on available-for-sale
securities, net of income tax credits of $1,319 at 2006
and $2,615 at 2005	(2,198)	(4,360)
Total stockholders’ equity	259,016	244,085
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,024	$282,152

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(In thousands)	2006	2005	2004

INCOME
Dividends from subsidiaries	$20,472	$18,394	$15,650
Other income	5,809	5,473	4,486
	26,281	23,867	20,136
EXPENSE	10,111	9,346	10,349
Income before income taxes and equity in
undistributed net income of subsidiaries	16,170	14,521	9,787
Provision for income taxes	(1,546)	(1,342)	(2,098)

Income before equity in undistributed net
income of subsidiaries	17,716	15,863	11,885
Equity in undistributed net income of subsidiaries	9,765	11,099	12,561

NET INCOME	$27,481	$26,962	$24,446

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(In thousands)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$27,481	$26,962	$24,446
Items not requiring (providing) cash
Depreciation and amortization	213	178	164
Deferred income taxes	226	(134)	149
Equity in undistributed income of bank subsidiaries	(9,765)	(11,099)	(12,561)

Changes in
Other assets	(996)	1,066	(646)
Other liabilities	(58)	936	(848)
Net cash provided by operating activities	17,101	17,909	10,704

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of premises and equipment	(629)	(232)	(113)
Purchase of subsidiary	--	--	(10,225)
Return of capital from subsidiary	1,706	--	--
Purchase of held-to-maturity securities	(4,100)	(1,530)	--
Proceeds from sale of investment securities	4,640	550	17,958
Net cash (used in) provided by investing activities	1,617	(1,212)	7,620

CASH FLOWS FROM FINANCING ACTIVITIES

Principal reduction on long-term debt	(2,000)	(2,000)	(19,783)
Dividends paid	(9,666)	(8,757)	(8,263)
Repurchase of common stock, net	(5,047)	(9,105)	(1,395)
Net cash used in financing activities	(16,713)	(19,862)	(29,441)

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	2,005	(3,165)	(11,117)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	4,853	8,018	19,135

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,858	$4,853	$8,018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 10, 2007, to be filed pursuant to Regulation 14A on or about March 9, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 10, 2007, to be filed pursuant to Regulation 14A on or about March 9, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 10, 2007, to be filed pursuant to Regulation 14A on or about March 9, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 10, 2007, to be filed pursuant to Regulation 14A on or about March 9, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 10, 2007, to be filed pursuant to Regulation 14A on or about March 9, 2007.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification - J. Thomas May, Chairman and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification - Robert A. Fehlman, Executive Vice President and Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - J. Thomas May, Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Robert A. Fehlman, Executive Vice President and Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John L. Rush	February 26, 2007
John L. Rush, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 26, 2007.

Signature	Title

/s/ J. Thomas May	Chairman and Chief Executive Officer
J. Thomas May	and Director

/s/ Robert A. Fehlman	Executive Vice President and Chief Financial Officer
Robert A. Fehlman	(Principal Financial and Accounting Officer)

/s/ William E. Clark	Director
William E. Clark

/s/ Steven A. Cosse¢	Director
Steven A. Cosse¢

/s/ George A. Makris, Jr.	Director
George A. Makris, Jr.

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Stanley E. Reed	Director
Stanley E. Reed

/s/ Harry L. Ryburn	Director
Harry L. Ryburn

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

/s/ Henry F. Trotter, Jr.	Director
Henry F. Trotter, Jr.