Form 10-Q
period 2007-03-31
SIMMONS FIRST NATIONAL CORP
filed 2007-05-10
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2007	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 27, 2007 was 14,127,731.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2007

INDEX

Page No.

Part I: Financial Information
Item 1. Financial Statements
Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

ASSETS

	March 31,	December 31,
(In thousands, except share data)	2007	2006
	(Unaudited)
Cash and non-interest bearing balances due from banks	$71,513	$83,452
Interest bearing balances due from banks	43,614	45,829
Federal funds sold	60,270	21,870
Cash and cash equivalents	175,397	151,151

Investment securities	520,123	527,126
Mortgage loans held for sale	8,718	7,091
Assets held in trading accounts	10,464	4,487
Loans	1,798,234	1,783,495
Allowance for loan losses	(25,151)	(25,385)
Net loans	1,773,083	1,758,110

Premises and equipment	69,443	67,926
Foreclosed assets held for sale, net	2,321	1,940
Interest receivable	21,312	21,974
Bank owned life insurance	36,498	36,133
Goodwill	60,605	60,605
Core deposit premiums	3,993	4,199
Other assets	9,739	10,671

TOTAL ASSETS	$2,691,696	$2,651,413

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 31,	December 31,
(In thousands, except share data)	2007	2006
	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$316,603	$305,327
Interest bearing transaction accounts and savings deposits	753,110	738,763
Time deposits	1,137,208	1,131,441
Total deposits	2,206,921	2,175,531
Federal funds purchased and securities sold
under agreements to repurchase	108,661	105,036
Short-term debt	5,009	6,114
Long-term debt	83,582	83,311
Accrued interest and other liabilities	25,353	22,405
Total liabilities	2,429,526	2,392,397

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized
30,000,000 shares, 14,139,631 issued and outstanding
at 2007 and 14,196,855 at 2006	141	142
Surplus	46,890	48,678
Undivided profits	216,483	212,394
Accumulated other comprehensive income (loss)
Unrealized depreciation on available-for-sale securities,
net of income tax credits of $806 at 2007 and $1,319 at 2006	(1,344)	(2,198)
Total stockholders’ equity	262,170	259,016

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,691,696	$2,651,413

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2007 and 2006

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
	(Unaudited)
INTEREST INCOME
Loans	$34,095	$30,087
Federal funds sold	701	175
Investment securities	5,721	4,830
Mortgage loans held for sale	104	100
Assets held in trading accounts	18	25
Interest bearing balances due from banks	510	297
TOTAL INTEREST INCOME	41,149	35,514

INTEREST EXPENSE
Deposits	16,194	11,268
Federal funds purchased and securities sold
under agreements to repurchase	1,456	1,104
Short-term debt	70	96
Long-term debt	1,198	1,094
TOTAL INTEREST EXPENSE	18,918	13,562

NET INTEREST INCOME	22,231	21,952
Provision for loan losses	751	1,708

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,480	20,244

NON-INTEREST INCOME
Trust income	1,637	1,367
Service charges on deposit accounts	3,497	3,763
Other service charges and fees	808	658
Income on sale of mortgage loans, net of commissions	679	676
Income on investment banking, net of commissions	150	107
Credit card fees	2,649	2,458
Premiums on sale of student loans	882	736
Bank owned life insurance income	364	301
Other income	788	546
TOTAL NON-INTEREST INCOME	11,454	10,612

NON-INTEREST EXPENSE
Salaries and employee benefits	13,725	13,505
Occupancy expense, net	1,650	1,520
Furniture and equipment expense	1,466	1,418
Loss on foreclosed assets	24	33
Deposit insurance	67	69
Other operating expenses	6,282	5,580
TOTAL NON-INTEREST EXPENSE	23,214	22,125

INCOME BEFORE INCOME TAXES	9,720	8,731
Provision for income taxes	3,083	2,743

NET INCOME	$6,637	$5,988
BASIC EARNINGS PER SHARE	$0.47	$0.42
DILUTED EARNINGS PER SHARE	$0.46	$0.41

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006

	March 31,	March 31,
(In thousands)	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Net income	$6,637	$5,988
Items not requiring (providing) cash
Depreciation and amortization	1,408	1,657
Provision for loan losses	751	1,708
Net amortization of investment securities	48	115
Deferred income taxes	110	(414)
Bank owned life insurance income	(364)	(301)
Changes in
Interest receivable	662	1,688
Mortgage loans held for sale	(1,627)	1,004
Assets held in trading accounts	(5,977)	(16)
Other assets	930	(3,897)
Accrued interest and other liabilities	249	2,015
Income taxes payable	2,589	3,157
Net cash provided by operating activities	5,416	12,704

INVESTING ACTIVITIES
Net originations of loans	(16,551)	24,477
Purchases of premises and equipment, net	(2,718)	(3,130)
Proceeds from sale of foreclosed assets	446	316
Proceeds from maturities of available-for-sale securities	35,756	8,480
Purchases of available-for-sale securities	(25,980)	(17,700)
Proceeds from maturities of held-to-maturity securities	4,220	12,230
Purchases of held-to-maturity securities	(6,188)	(10,686)
Net cash (used in) provided by investing activities	(11,015)	13,987

FINANCING ACTIVITIES
Net increase in deposits	31,390	33,698
Net repayments of short-term debt	(1,105)	(5,786)
Dividends paid	(2,548)	(2,280)
Proceeds from issuance of long-term debt	6,975	--
Repayment of long-term debt	(6,704)	(3,927)
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	3,625	(15,406)
Repurchase of common stock, net	(1,788)	(2,343)
Net cash provided by financing activities	29,845	3,956

INCREASE IN CASH AND CASH EQUIVALENTS	24,246	30,647
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	151,151	101,573
CASH AND CASH EQUIVALENTS, END OF PERIOD	$175,397	$132,220

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2007 and 2006

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (loss)	Profits	Total

Balance, December 31, 2005	$143	$53,723	$(4,360)	$194,579	$244,085
Comprehensive income
Net income	--	--	--	5,988	5,988
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credit of $143	--	--	(239)	--	(239)
Comprehensive income					5,749
Stock issued as bonus shares - 2,500 shares	--	73	--	--	73
Exercise of stock options - 45,980 shares	1	728	--	--	729
Securities exchanged under stock option plan	--	(627)	--	--	(627)
Repurchase of common stock - 89,500 shares	(1)	(2,517)	--	--	(2,518)
Dividends paid - $0.16 per share	--	--	--	(2,280)	(2,280)

Balance, March 31, 2006 (Unaudited)	143	51,380	(4,599)	198,287	245,211
Comprehensive income
Net income	--	--	--	21,493	21,493
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credit of $1,439	--	--	2,401	--	2,401
Comprehensive income					23,894
Stock issued as bonus shares - 7,700	--	202	--	--	202
Exercise of stock options - 60,900 shares	--	788	--	--	788
Securities exchanged under stock option plan	--	(664)	--	--	(664)
Repurchase of common stock - 113,600 shares	(1)	(3,028)	--	--	(3,029)
Dividends paid - $0.52 per share	--	--	--	(7,386)	(7,386)

Balance, December 31, 2006	142	48,678	(2,198)	212,394	259,016
Comprehensive income
Net income	--	--	--	6,637	6,637
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $513	--	--	854	--	854
Comprehensive income					7,491
Exercise of stock options - 15,800 shares	--	281	--	--	281
Securities exchanged under stock option plan	--	(98)	--	--	(98)
Stock granted under
stock-based compensation plans	--	19	--	--	19
Repurchase of common stock - 69,678 shares	(1)	(1,990)	--	--	(1,991)
Dividends paid - $0.18 per share	--	--	--	(2,548)	(2,548)

Balance, March 31, 2007 (Unaudited)	$141	$46,890	$(1,344)	$216,483	$262,170

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

All adjustments made to the unaudited financial statements were of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior year amounts are reclassified to conform to current year classification. The consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2006 filed with the Securities and Exchange Commission.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007. See Note 6 - Income Taxes for additional information. There have been no other significant changes to the Company’s accounting policies from the 2006 Form 10-K.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position, operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. Statement No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Statement No. 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position, operations or cash flows.

In September 2006, the FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires employers accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion - 1967. Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company is currently evaluating the effect the implementation of EITF 06-4 will have on its financial position, operations or cash flows.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three months ended March 31, 2007 and 2006.

(In thousands, except per share data)	2007	2006

Net Income	$6,637	$5,988

Average common shares outstanding	14,178	14,265
Average potential dilutive common shares	217	274
Average diluted common shares	14,395	14,539

Basic earnings per share	$0.47	$0.42
Diluted earnings per share	$0.46	$0.41

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31,				December 31,
	2007				2006
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Government
agencies	$54,998	$362	$(213)	$55,147	$54,998	$367	$(272)	$55,093
Mortgage-backed
securities	151	3	(1)	153	155	3	(1)	157
State and political
subdivisions	124,415	637	(897)	124,155	122,472	667	(892)	122,247
Other securities	2,337	--	--	2,337	2,319	--	--	2,319

	$181,901	$1,002	$(1,111)	$181,792	$179,944	$1,037	$(1,165)	$179,816

Available-for-Sale
U.S. Treasury	$11,452	$1	$(19)	$11,434	$6,970	$--	$(30)	$6,940
U.S. Government
agencies	313,105	363	(2,857)	310,611	326,301	287	(4,177)	322,411
Mortgage-backed
securities	3,010	1	(63)	2,948	3,032	--	(76)	2,956
State and political
subdivisions	1,125	7	--	1,132	1,360	10	--	1,370
Other securities	11,680	417	--	12,097	13,035	470	--	13,505

	$340,372	$789	$(2,939)	$338,222	$350,698	$767	$(4,283)	$347,182

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $389,408,000 at March 31, 2007 and $400,668,000 at December 31, 2006.

The book value of securities sold under agreements to repurchase amounted to $78,786,000 and $80,566,000 for March 31, 2007 and December 31, 2006, respectively.

Income earned on securities for the three months ended March 31, 2007 and 2006 is as follows:

(In thousands)	2007	2006

Taxable
Held-to-maturity	$725	$319
Available-for-sale	3,761	3,352

Non-taxable
Held-to-maturity	1,219	1,120
Available-for-sale	16	39

Total	$5,721	$4,830

Maturities of investment securities at March 31, 2007 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$18,240	$18,199	$85,563	$84,837
After one through five years	57,733	57,568	110,119	108,647
After five through ten years	85,359	85,408	130,904	130,591
After ten years	19,162	19,210	2,106	2,050
Other securities	1,407	1,407	11,680	12,097

Total	$181,901	$181,792	$340,372	$338,222

There were no realized gains or losses as of March 31, 2007 or 2006.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories are summarized as follows:

	March 31,	December 31,
(In thousands)	2007	2006

Consumer
Credit cards	$133,511	$143,359
Student loans	84,358	84,831
Other consumer	141,212	142,596
Real Estate
Construction	276,582	277,411
Single family residential	366,219	364,450
Other commercial	536,421	512,404
Commercial
Commercial	182,548	178,028
Agricultural	61,617	62,293
Financial institutions	5,080	4,766
Other	10,686	13,357

Total loans before allowance for loan losses	$1,798,234	$1,783,495

As of March 31, 2007, credit card loans, which are unsecured, were $133,511,000, or 7.4% of total loans, versus $143,359,000, or 8.0% of total loans at December 31, 2006. The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At March 31, 2007 and December 31, 2006, impaired loans totaled $9,810,000 and $12,829,000, respectively. All impaired loans had either specific or general allocations within the allowance for loan losses. Allocations of the allowance for loan losses relative to impaired loans were $3,151,000 at March 31, 2007 and $3,418,000 at December 31, 2006. Approximately $73,000 and $122,000 of interest income was recognized on average impaired loans of $11,320,000 and $14,020,000 as of March 31, 2007 and 2006, respectively. Interest recognized on impaired loans on a cash basis during the first three months of 2007 and 2006 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2007	2006

Balance, beginning of year	$25,385	$26,923
Additions
Provision charged to expense	751	1,708
	26,136	28,631
Deductions
Losses charged to allowance, net of recoveries
of $689 and $691 for the first three months of
2007 and 2006, respectively	985	643
Reclassification of reserve related to unfunded commitments(1)	--	1,525

Balance, March 31	$25,151	26,463

Additions
Provision charged to expense		2,054
		28,517
Deductions
Losses charged to allowance, net of recoveries
of $2,415 for the last nine months of 2006		3,132

Balance, end of year		$25,385

(1)	On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at March 31, 2007 and December 31, 2006, were as follows:

	March 31,	December 31,
(In thousands)	2007	2006

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(2,829)	(2,623)

Net core deposit premiums	$3,993	$4,199

Core deposit premium amortization expense recorded for the three months ended March 31, 2007 and 2006, was $207,000 and $207,000, respectively. The Company’s estimated amortization expense for the remainder of 2007 is $611,000, and for each of the following four years is:
2008 - $807,000; 2009 - $802,000; 2010 - $699,000; and 2011 - $451,000.

NOTE 5: TIME DEPOSITS

Time deposits include approximately $450,558,000 and $450,310,000 of certificates of deposit of $100,000 or more at March 31, 2007 and December 31, 2006 respectively.

NOTE 6: INCOME TAXES

The provision for income taxes is comprised of the following components:

	March 31,	March 31,
(In thousands)	2007	2006

Income taxes currently payable	$2,973	$3,157
Deferred income taxes	110	(414)

Provision for income taxes	$3,083	$2,743

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	March 31,	December 31,
(In thousands)	2007	2006

Deferred tax assets
Allowance for loan losses	$8,814	$8,543
Valuation of foreclosed assets	63	63
Deferred compensation payable	1,316	1,275
FHLB advances	47	58
Vacation compensation	761	740
Loan interest	140	140
Available-for-sale securities	806	1,319
Other	102	174
Total deferred tax assets	12,049	12,312

Deferred tax liabilities
Accumulated depreciation	(755)	(852)
Deferred loan fee income and expenses, net	(812)	(787)
FHLB stock dividends	(917)	(887)
Goodwill and core deposit premium amortization	(6,289)	(6,051)
Other	(1,044)	(880)
Total deferred tax liabilities	(9,817)	(9,457)

Net deferred tax assets included in other
assets on balance sheets	$2,232	$2,855

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	March 31,	March 31,
(In thousands)	2007	2006

Computed at the statutory rate (35%)	$3,402	$3,056

Increase (decrease) resulting from:
Tax exempt income	(482)	(455)
Other differences, net	163	142

Actual tax provision	$3,083	$2,743

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on the Company’s financial position, operations or cash flows.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s U.S. federal income tax returns are open and subject to examinations from the 2003 tax year and forward. The Company’s various state income tax returns are generally open from the 2003 and later tax return years based on individual state statute of limitations.

NOTE 7: SHORT-TERM AND LONG-TERM DEBT

Long-term debt at March 31, 2007 and December 31, 2006, consisted of the following components:

	March 31,	December 31,
(In thousands)	2007	2006

Note Payable, due 2007, at a floating rate of
0.90% above the one-month LIBOR rate, reset
monthly, unsecured	$2,000	$2,000
FHLB advances, due 2007 to 2024, 2.58% to 8.41%
secured by residential real estate loans	50,652	50,381
Trust preferred securities, due 2033,
fixed at 8.25%, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
floating rate of 2.80% above the three-month LIBOR
rate, reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
fixed rate of 6.97% through 2010, thereafter,
in 2010 without penalty at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, callable	10,310	10,310

	$83,582	$83,311

At March 31, 2007, the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $4.5 million with a weighted average rate of 5.20% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at March 31, 2007 are:

		Annual
(In thousands)	Year	Maturities

	2007	$8,410
	2008	13,058
	2009	5,291
	2010	5,212
	2011	4,012
	Thereafter	47,599

	Total	$83,582

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

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans. The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages. The Company and the banks have filed a Motion to Dismiss. The plaintiffs have been granted additional time to discover any evidence for litigation. At this time, no basis for any material liability has been identified. The Company and the banks continue to vigorously defend the claims asserted in the suit.

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

During the three-month period ended March 31, 2007, the Company repurchased 69,678 shares of stock under the repurchase plan with a weighted average repurchase price of $28.62 per share. Under the current stock repurchase plan, the Company can repurchase an additional 271,289 shares.

NOTE 10: UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At March 31, 2007, the bank subsidiaries had approximately $9 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of March 31, 2007, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's “total risk-based capital” ratio was 13.61% at March 31, 2007.

NOTE 11: STOCK BASED COMPENSATION

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended March 31, 2007:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2007	516,670	$16.32	22,646	$25.69
Granted	--	--	--	--
Stock Options Exercised	(15,800)	17.80	--	--
Stock Awards Vested	--	--	(900)	27.67
Forfeited/Expired	--	--	--	--

Balance, March 31, 2007	500,870	$16.27	21,746	$25.60

Exercisable, March 31, 2007	436,368	$14.86

The following table summarizes information about stock options under the plans outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.56 to $12.22	326,800	1.4 Years	$12.06	326,800	$12.06
$15.35 to $16.32	13,660	1.5 Years	$15.82	13,660	$15.82
$23.78 to $24.50	98,210	3.9 Years	$24.06	86,808	$24.06
$26.19 to $27.67	62,200	5.3 Years	$26.20	9,100	$26.21

Stock-based compensation expense totaled $19,395 and $14,614 during the three months ended March 31, 2007 and 2006, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. Unrecognized stock-based compensation expense related to stock options totaled $267,595 at March 31, 2007. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.88 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $556,781 at March 31, 2007. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.57 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at March 31, 2007 were $6.9 million and $6.6 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $30.07 as of March 30, 2007, and the exercise price multiplied by the number of options outstanding. The total intrinsic values of stock options exercised during the three months ended March 31, 2007 and 2006, were $193,825 and $639,581, respectively.

NOTE 12: ADDITIONAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Interest paid	$16,675	$13,440
Income taxes paid	$0	$0

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

At March 31, 2007, the Company had outstanding commitments to extend credit aggregating approximately $213,017,000 and $454,438,000 for credit card commitments and other loan commitments, respectively. At December 31, 2006, the Company had outstanding commitments to extend credit aggregating approximately $202,047,000 and $529,697,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $9,890,000 and $5,477,000 at March 31, 2007 and December 31, 2006, respectively, with terms ranging from 90 days to three years. At March 31, 2007 and December 31, 2006 the Company’s deferred revenue under standby letter of credit agreements is approximately $9,000 and $35,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2007, and the related consolidated statements of income for the three-month periods ended March 31, 2007 and 2006, and the related consolidated statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 19, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
May 3, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Simmons First National Corporation recorded earnings of $6,637,000, or $0.46 diluted earnings per share for the first quarter of 2007, compared to earnings of $5,988,000, or $0.41 diluted earnings per share for same period in 2006. This represents a $649,000, or 10.8% increase in the first quarter 2007 earnings over 2006. From March 31, 2006 to March 31, 2007, quarterly diluted earnings per share increased by $0.05, or 12.2%. Return on average assets and return on average stockholders’ equity for the three-month period ended March 31, 2007, were 1.01% and 10.25%, compared to 0.96% and 9.87%, respectively, for the same period in 2006. The increase in earnings for the quarter over the same period last year was due to growth in the loan portfolio, an improved yield in the securities portfolio, increased non-interest income and the continued control of non-interest expense, even during the Company’s de novo expansion process. The primary reason for the increase in earnings was the continued improvement in asset quality and the related reduction in the provision for loan losses.

The non-performing assets ratio (the sum of non-performing loans and foreclosed assets divided by the sum of total loans and foreclosed assets) was 61 basis points and 67 basis points at March 31, 2007 and December 31, 2006, respectively. Non-performing loans to total loans were 48 basis points at the end of the quarter, compared to 56 basis points at December 31, 2006. The allowance for loan losses equaled 292% of non-performing loans as of March 31, 2007, compared to 252% as of year-end 2006. The allowance for loan losses as a percent of total loans equaled 1.40% and 1.42% as of March 31, 2007 and December 31, 2006, respectively.

Annualized net charge-offs to total loans for the first quarter of 2007 were 22 basis points. Excluding credit cards, annualized net charge-offs to total loans were 13 basis points. The credit card annualized net charge-offs as a percent of the credit card portfolio were 1.41% for the quarter ended March 31, 2007, nearly 350 basis points below the most recently published industry average of 4.85%. However, net credit card charge offs as a percent of the credit card portfolio increased from 1.05% in the previous quarter. Credit card charge-offs increased during the fourth quarter of 2005 due to a new bankruptcy law that went into effect in October of 2005. While bankruptcy filings have declined significantly from the high levels of the fourth quarter of 2005, the Company does not expect the year-to-date results to be maintained throughout the balance of 2007. The Company anticipates credit card charge-offs will gradually return to the Company’s historical level of approximately 2.50%.

Total assets for the Company at March 31, 2007, were $2.692 billion, an increase of $40.3 million, or 1.5% from December 31, 2006. Stockholders’ equity at the end of the first quarter of 2007 was $262.2 million, a $3.2 million, or 1.2% increase from December 31, 2006.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 86 offices, of which 82 are financial centers, located in 48 communities.

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

Loans

Loans which the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any loans charged-off, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the accrual method and includes amortization of net deferred loan fees and costs over the estimated life of the loan. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches. Financial Accounting Standards Board (FASB) Statement No. 142 and No. 147 eliminated the amortization for these assets as of January 1, 2002. While goodwill is not amortized, impairment testing of goodwill is performed annually, or more frequently if certain conditions occur. The Company did not record impairment of goodwill in 2007 or 2006.

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

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007. See Note 6 - Income Taxes in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information.

Employee Benefit Plans

The Company has stock-based employee compensation plans and recognizes compensation expense for stock options in accordance with FASB Statement No. 123, Share-Based Payment (Revised 2004).

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

For the three-month period ended March 31, 2007, net interest income on a fully taxable equivalent basis was $23.1 million, an increase of $325,000, or 1.4%, from the same period in 2006. The increase in net interest income was the result of a $5.7 million increase in interest income offset by a $5.4 million increase in interest expense.

The $5.7 million increase in interest income primarily is the result of a 60 basis point increase in yield on earning assets associated with the repricing to a higher interest rate environment, as well as a $134 million increase in average interest earning assets due to internal growth. The growth in average interest earning assets resulted in a $2.2 million improvement in interest income. The growth in average loans accounted for $1.6 million of this increase. The higher interest rates accounted for a $3.5 million increase in interest income. The most significant component of this increase was the $2.4 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less. As a result, the average rate earned on the loan portfolio increased 57 basis points from 7.21% to 7.78%.

The $5.4 million increase in interest expense is the result of an 87 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment, coupled with a $130.3 million increase in average interest bearing liabilities generated through internal growth. The higher interest rates accounted for a $4.0 million increase in interest expense. The most significant component of this increase was the $2.9 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. Historically, approximately 80% of the Company’s time deposits reprice in one year or less. As a result, the average rate paid on time deposits increased 109 basis points from 3.55% to 4.64%. The higher level of average interest bearing liabilities resulted in a $1.3 million increase in interest expense. More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $125.1 million from internal deposit growth and $5.2 million in federal funds purchased and other debt.

Net Interest Margin

The Company’s net interest margin decreased 17 basis points to 3.88% for the three-month period ended March 31, 2007, when compared to 4.05% for the same period in 2006. This decrease in the net interest margin was primarily due to the increase in the cost of funds resulting from deposit repricing, coupled with the effect of the inverted yield curve between short-term and long-term interest rates. Net interest margin increased by 2 basis points from the previous quarter due primarily to the improvement in the yield on securities from maturities and repricing in the first quarter. The rate of increase in the average cost of deposits also began to slow during the quarter. Due to the current inverted yield curve and the competitive deposit market, the Company anticipates a flat to slightly improving margin for the balance of 2007.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2007 and 2006, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month periods ended March 31, 2007 versus March 31, 2006.

Table 1: Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)
	Period Ended March 31,
($ in thousands)	2007	2006

Interest income	$41,149	$35,514
FTE adjustment	826	780
Interest income - FTE	41,975	36,294
Interest expense	18,918	13,562

Net interest income - FTE	$23,057	$22,732

Yield on earning assets - FTE	7.06%	6.46%
Cost of interest bearing liabilities	3.70%	2.83%
Net interest spread - FTE	3.36%	3.63%
Net interest margin - FTE	3.88%	4.05%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

March 31,
(In thousands)	2007 vs. 2006

Increase due to change in earning assets	$2,230
Increase due to change in earning asset yields	3,451
Decrease due to change in interest bearing liabilities	(1,337)
Decrease due to change in interest rates paid on
interest bearing liabilities	(4,018)

Increase in net interest income	$326

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month periods ended March 31, 2007 and 2006. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$37,957	$510	5.45	$27,968	$297	4.31
Federal funds sold	51,383	701	5.53	16,235	175	4.37
Investment securities - taxable	406,342	4,485	4.48	409,399	3,671	3.64
Investment securities - non-taxable	123,024	1,977	6.52	116,325	1,854	6.46
Mortgage loans held for sale	6,362	104	6.63	6,570	100	6.17
Assets held in trading accounts	4,746	18	1.54	4,632	25	2.19
Loans	1,782,125	34,180	7.78	1,696,855	30,172	7.21
Total interest earning assets	2,411,939	41,975	7.06	2,277,984	36,294	6.46
Non-earning assets	252,112			245,476
Total assets	$2,664,051			$2,523,460

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$731,214	$3,179	1.76	$747,046	$2,544	1.38
Time deposits	1,138,113	13,015	4.64	997,156	8,724	3.55
Total interest bearing deposits	1,869,327	16,194	3.51	1,744,202	11,268	2.62
Federal funds purchased and
securities sold under agreement
to repurchase	118,011	1,456	5.00	109,299	1,104	4.10
Other borrowed funds
Short-term debt	4,031	70	7.04	5,744	96	6.78
Long-term debt	82,185	1,198	5.94	83,961	1,094	5.28
Total interest bearing liabilities	2,073,554	18,918	3.70	1,943,206	13,562	2.83
Non-interest bearing liabilities
Non-interest bearing deposits	306,020			316,178
Other liabilities	22,002			18,012
Total liabilities	2,401,576			2,277,396
Stockholders’ equity	262,475			246,064
Total liabilities and
stockholders’ equity	$2,664,051			$2,523,460
Net interest spread			3.36			3.63
Net interest margin		$23,057	3.88		$22,732	4.05

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2007, as compared to the same period of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Period Ended March 31
	2007 over 2006
(In thousands, on a fully		Yield/
taxable equivalent basis)	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$121	$91	$212
Federal funds sold	469	57	526
Investment securities - taxable	(27)	842	815
Investment securities - non-taxable	108	15	123
Mortgage loans held for sale	(4)	7	3
Assets held in trading accounts	1	(7)	(6)
Loans	1,562	2,446	4,008

Total	2,230	3,451	5,681

Interest expense
Interest bearing transaction and
savings accounts	(55)	689	634
Time deposits	1,352	2,939	4,291
Federal funds purchased
and securities sold under
agreements to repurchase	93	259	352
Other borrowed funds
Short-term debt	(30)	4	(26)
Long-term debt	(23)	127	104

Total	1,337	4,018	5,355
Increase (decrease) in net
interest income	$893	$(567)	$326

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

The provision for loan losses for the three-month period ended March 31, 2007, was $0.7 million, compared to $1.7 million for the three-month period ended March 31, 2006, a reduction of $1.0 million. The provision reduction was primarily driven by two factors.

First, there was improvement in the credit quality of the loan portfolio in 2006, particularly due to the payoff of two large credit relationships after March 31, 2006. One was upgraded two levels from substandard to watch, based on improved financial condition of the borrower, and was ultimately paid off. The other impaired relationship, graded substandard, was refinanced with another financial institution. A specific reserve was applied to both of these credit relationships. Additional loans were classified in 2006 and in the first quarter of 2007 as non-performing based upon various criteria; however, there were no specific reserve allocations required for these loans. Second, the Company saw a sustained decrease in credit card charge-offs, recording 1.41% credit card net charge-offs as a percent of the credit card portfolio during the quarter ended March 31, 2007, still well below its historical level of approximately 2.50%. The provision for loan losses was reduced due to the improvement in credit quality of loans with specific reserves and the continued significant reduction in credit card charge-offs.

NON-INTEREST INCOME

Total non-interest income was $11.5 million for the three-month period ended March 31, 2007, compared to $10.6 million for the same period in 2006. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month period ended March 31, 2007 and 2006, respectively, as well as changes in 2007 from 2006.

Table 5: Non-Interest Income
			2007
	Period Ended March 31		Change from
(In thousands)	2007	2006	2006

Trust income	$1,637	$1,367	$270	19.75%
Service charges on deposit accounts	3,497	3,763	(266)	(7.07)
Other service charges and fees	808	658	150	22.80
Income on sale of mortgage loans,
net of commissions	679	676	3	0.44
Income on investment banking,
net of commissions	150	107	43	40.19
Credit card fees	2,649	2,458	191	7.77
Premiums on sale of student loans	882	736	146	19.84
Bank owned life insurance income	364	301	63	20.93
Other income	788	546	242	44.32

Total non-interest income	$11,454	$10,612	$842	7.93%

Recurring fee income for the three-month period ended March 31, 2007, was $8.6 million, an increase of $345,000, or 4.2% from the three-month period ended March 31, 2006. Trust income increased by $270,000, due mainly to a billing change which distributes trust income more evenly throughout the year. Trust income for the balance of 2007 should return to levels comparable to 2006. Other service charges and fees increased by $150,000, primarily due to an increase in ATM income, driven by an increase in pin based debit card volume and an improvement in the fee structure. Service charges on deposit accounts decreased by $266,000 due to reduced income on insufficient funds charges. Credit card fees increased by $191,000 due primarily to a higher volume of credit and debit card transactions.

Premiums of sale of student loans increased by $146,000 for the three-months ended March 31, 2007, compared to the same period in 2006, due primarily to early sales to avoid losing the premium to consolidation lenders.

Other non-interest income for the three-months ended March 31, 2007, was $788,000, an increase of $242,000 over the three-months ended March 31, 2006. A number of items resulted in this increase, including additional ATM surcharge fees, gains on sale of other real estate and income from equity investments.

There were no gains or losses on sale of securities during the three months ended March 31, 2007 or 2006.

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

Non-interest expense for the three-month period ended March 31, 2007, was $23.2 million, an increase of $1.1 million, or 4.9% from the same period in 2006. This increase is primarily the result of an increase in normal ongoing operating expenses and the additional expense associated with the operation of three new financial centers opened in 2006 and early 2007. Two other items contributed significantly to the increase in non-interest expense.

Credit card expense increased for the three-month period ended March 31, 2007 over the same period in 2006 by $230,000, or 31.0%. This increase is primary due the increased volume in credit card applications, card creation, interchange and other related expense resulting from the previously reported initiatives the Company has taken to stabilize its credit card portfolio.

Other non-interest expense for the three-months ended March 31, 2007, was $2.9 million, an increase of $392,000 over the three-months ended March 31, 2006. The increase is primarily due to student loan origination fees paid by the Company during the first quarter of 2007. The Federal Student Loan Program is phasing out origination fees on its loans over the next three years. Most of the national market has begun waiving and absorbing the fees themselves during the phase-out period; therefore, as a leader in the Arkansas student loan market, the Company decided to do the same in order to prevent putting itself at a competitive disadvantage. Proper accounting for these fees requires them to be amortized over the period in which the Company holds the loans. The Company expensed $185,000 of student loan origination fees in the first quarter of 2007, compared to none in the same period of 2006. As future loans are originated with waived fees, management anticipates this expense to increase through March 31, 2008, then to gradually decline each quarter through the end of the three year phase-out period, March 31, 2009. Thereafter, the expense should decline as the remaining fees are amortized over the remaining life of the loans. The Company believes the full year 2007 impact of this expense will decrease income, net of income taxes, by approximately $550,000, or $.04 diluted earnings per share.

Table 6 below shows non-interest expense for the three-month period ended March 31, 2007 and 2006, respectively, as well as changes in 2007 from 2006.

Table 6: Non-Interest Expense
			2007
	Period Ended March 31		Change from
(In thousands)	2007	2006	2006

Salaries and employee benefits	$13,725	$13,505	$220	1.63%
Occupancy expense, net	1,650	1,520	130	8.55
Furniture and equipment expense	1,466	1,418	48	3.39
Loss on foreclosed assets	24	33	(9)	(27.27)
Other operating expenses
Professional services	742	662	80	12.08
Postage	578	573	5	0.87
Telephone	411	471	(60)	(12.74)
Credit card expenses	972	742	230	31.00
Operating supplies	459	404	55	13.61
FDIC insurance	67	69	(2)	(2.90)
Amortization of intangibles	207	207	--	0.00
Other expense	2,913	2,521	392	15.55

Total non-interest expense	$23,214	$22,125	$1,089	4.92%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.782 billion and $1.697 billion during the first three months of 2007 and 2006, respectively. As of March 31, 2007, total loans were $1.798 billion, an increase of $14.7 million from December 31, 2006. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $359.1 million at March 31, 2007, or 20.0% of total loans, compared to $370.8 million, or 20.8% of total loans at December 31, 2006. The consumer loan decrease from December 31, 2006 to March 31, 2007 is the result of the seasonal decline in the Company’s credit card portfolio.

As a general rule, the Company’s credit card portfolio experiences seasonal fluctuations, reaching its highest level during the fourth quarter and dropping off with paydowns to its lowest level during the first quarter. The Company continues to experience significant competitive pressure from the credit card industry. From 2002 through 2005, the credit card portfolio decreased by approximately $10 million to $14 million each year, primarily due to closed accounts. However, the Company experienced a slow-down in this trend throughout 2006, with the credit card portfolio balance increasing by approximately $300,000 from December 31, 2005 to December 31, 2006. The credit card portfolio balance at March 31, 2007 increased by $3.7 million, or 2.83%, compared to the same period in 2006.

After five consecutive years of net decreases in the number of credit card accounts, the Company experienced an addition of 1,650 net new accounts in 2006. This year, through March 31, 2007, the Company has added over 2,600 net new accounts. Management believes the increase in outstanding balances and the addition of new accounts are the result of the introduction of several initiatives over the past two years to make the Company’s credit card products more competitive. The latest of those initiatives was the introduction of a 7.25% fixed rate card in July 2006, with no fees and no rewards. While these results are positive, because of the significant competitive pressures in the credit card industry, management cannot be assured that a sustained growth trend has yet been established.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $1.179 billion at March 31, 2007, or 65.6% of total loans, compared to the $1.154 billion, or 64.7% of total loans at December 31, 2006. Commercial real estate loans increased by $24.0 million from December 31, 2006 to March 31, 2007, primarily due to increased loan demand in various growth areas of Arkansas.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $249.2 million at March 31, 2007, or 13.9% of total loans, compared to $245.1 million, or 13.7% of total loans at December 31, 2006. The commercial loan increase is primarily due to the increased loan demand in the nonagricultural commercial area.

The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	March 31,	December 31,
(In thousands)	2007	2006
Consumer
Credit cards	$133,511	$143,359
Student loans	84,358	84,831
Other consumer	141,212	142,596
Real Estate
Construction	276,582	277,411
Single family residential	366,219	364,450
Other commercial	536,421	512,404
Commercial
Commercial	182,548	178,028
Agricultural	61,617	62,293
Financial institutions	5,080	4,766
Other	10,686	13,357

Total loans before allowance for loan losses	$1,798,234	$1,783,495

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

At March 31, 2007, impaired loans were $9.8 million compared to $12.8 million at December 31, 2006.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8: Non-performing Assets
	March 31,	December 31,
($ in thousands)	2007	2006

Nonaccrual loans	$7,738	$8,958
Loans past due 90 days or more
(principal or interest payments)	879	1,097
Total non-performing loans	8,617	10,055

Other non-performing assets
Foreclosed assets held for sale	2,321	1,940
Other non-performing assets	40	52
Total other non-performing assets	2,361	1,992

Total non-performing assets	$10,978	$12,047

Allowance for loan losses to
non-performing loans	291.88%	252.46%
Non-performing loans to total loans	0.48%	0.56%
Non-performing assets to total assets	0.41%	0.45%
Non-performing assets ratio(1)	0.61%	0.67%

(1) (Non-performing loans + foreclosed assets) / (total loans + foreclosed assets)

There was no interest income on the nonaccrual loans recorded for the three-month periods ended March 31, 2007 and 2006.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9: Allowance for Loan Losses

(In thousands)	2007	2006

Balance, beginning of year	$25,385	$26,923

Loans charged off
Credit card	735	593
Other consumer	425	272
Real estate	295	260
Commercial	219	209
Total loans charged off	1,674	1,334

Recoveries of loans previously charged off
Credit card	261	236
Other consumer	105	153
Real estate	162	198
Commercial	161	104
Total recoveries	689	691
Net loans charged off	985	643
Reclassification of reserve
related to unfunded commitments(1)	--	(1,525)
Provision for loan losses	751	1,708

Balance, March 31	$25,151	$26,463

Loans charged off
Credit card		1,861
Other consumer		970
Real estate		1,608
Commercial		1,108
Total loans charged off		5,547

Recoveries of loans previously charged off
Credit card		804
Other consumer		476
Real estate		703
Commercial		432
Total recoveries		2,415
Net loans charged off		3,132
Provision for loan losses		2,054

Balance, end of year		$25,385

(1) On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

Provision for Loan Losses

The amount of provision to the allowance during the three-month periods ended March 31, 2007 and 2006, and for the year ended December 31, 2006, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience. It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance after considering the factors noted above.

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

As of March 31, 2007, the allowance for loan losses reflects a decrease of approximately $234,000 from December 31, 2006. As a general rule, the allocation in each category within the allowance reflects the overall changes in loan portfolio mix.

The Company still has some concerns over the uncertainty of the economy and the impact of pricing in the poultry and timber industries in Arkansas. The Company is also cautious regarding the softening of the real estate market in Arkansas. Based on our analysis of loans within these business sectors, the Company believes the allowance for loan losses is adequate for the period ended March 31, 2007. Management actively monitors the status of these industries as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.

An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10: Allocation of Allowance for Loan Losses

	March 31, 2007		December 31, 2006
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,707	7.4%	$3,702	8.0%
Other consumer	1,526	12.5%	1,402	12.8%
Real estate	9,945	65.6%	9,835	64.7%
Commercial	2,595	13.9%	2,856	13.7%
Other	--	0.6%	--	0.8%
Unallocated	7,378		7,590

Total	$25,151	100.0%	$25,385	100.0%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 82 financial centers as of March 31, 2007. The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of March 31, 2007, core deposits comprised 77.5% of the Company’s total deposits.

The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves. Because the Company has a community banking philosophy, managers in the local markets establish the interest rates being offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet each affiliate bank’s respective funding requirements. The Company believes it is paying a competitive rate, when compared with pricing in those markets. As a result, year-to-date internal deposit growth was $31.4 million. More specifically, total deposits as of March 31, 2007, were $2.207 billion versus $2.176 billion on December 31, 2006.

The Company manages its interest expense through deposit pricing and does not anticipate a significant change in total deposits. The Company believes that additional funds can be attracted and deposit growth can be accelerated through promotion and deposit pricing if it experiences accelerated loan demand or other liquidity needs beyond its current projections. The Company also utilizes brokered deposits as an additional source of funding to meet liquidity needs.

Total time deposits increased approximately $5.8 million to $1.137 billion at March 31, 2007, from $1.131 billion at December 31, 2006. Non-interest bearing transaction accounts increased $11.3 million to $316.6 million at March 31, 2007, compared to $305.3 million at December 31, 2006. Interest bearing transaction and savings accounts were $753.1 million at March 31, 2007, a $14.3 million increase compared to $738.8 million on December 31, 2006. The Company had $46.7 million and $42.5 million of brokered deposits at March 31, 2007 and December 31, 2006, respectively.

LONG-TERM DEBT

During the three month period ended March 31, 2007, the Company decreased long-term debt by $271,000, or 0.33% from December 31, 2006. This decrease is primarily the result of scheduled principal pay downs on FHLB long-term advances.

CAPITAL

Overview

At March 31, 2007, total capital reached $262.2 million. Capital represents shareholder ownership in the Company - the book value of assets in excess of liabilities. At March 31, 2007, the Company’s equity to asset ratio was 9.74% compared to 9.77% at year-end 2006.

Capital Stock

At the Company’s annual shareholder meeting held on April 10, 2007, the shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares of Class A, $0.01 par value, Common Stock from 30,000,000 to 60,000,000. Class A Common Stock is the Company’s only outstanding class of stock.

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

During the three-month period ended March 31, 2007, the Company repurchased 69,678 shares of stock under the repurchase plan with a weighted average repurchase price of $28.62 per share. Under the current stock repurchase plan, the Company can repurchase an additional 271,289 shares.

Cash Dividends

The Company declared cash dividends on its common stock of $0.18 per share for the first three months of 2007 compared to $0.16 per share for the first three months of 2006. In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2007, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at March 31, 2007 and December 31, 2006, are presented in table 11.

Table 11: Risk-Based Capital
	March 31,	December 31,
($ in thousands)	2007	2006

Tier 1 capital
Stockholders’ equity	$262,170	$259,016
Trust preferred securities	30,000	30,000
Intangible assets	(64,367)	(64,334)
Unrealized loss on available-
for-sale securities, net of taxes	1,344	2,198

Total Tier 1 capital	229,147	226,880

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	129	167
Qualifying allowance for loan losses	23,237	22,953

Total Tier 2 capital	23,366	23,120

Total risk-based capital	$252,513	$250,000

Risk weighted assets	$1,855,511	$1,831,063

Assets for leverage ratio	$2,603,178	$2,568,472

Ratios at end of period
Leverage ratio	8.80%	8.83%
Tier 1 capital	12.35%	12.39%
Total risk-based capital	13.61%	13.65%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position, operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. Statement No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Statement No. 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position, operations or cash flows.

In September 2006, the FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires employers accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion - 1967. Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company is currently evaluating the effect the implementation of EITF 06-4 will have on its financial position, operations or cash flows.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, allowance for loan losses, the effect of certain new accounting standards on the Company’s financial position, operations, cash flows, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of pending litigation, acquisition strategy, legal and regulatory limitations and compliance and competition.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At March 31, 2007, undivided profits of the Company's subsidiaries were approximately $148.3 million, of which approximately $9 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed. At March 31, 2007, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At March 31, 2007, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 19.8% of total assets, as compared to 19.4% at December 31, 2006.

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

Third, the Company’s affiliate banks have lines of credits available with the Federal Home Loan Bank. While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs. Approximately $413 million of these lines of credit are currently available, if needed.

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

Table A below presents the Company’s interest rate sensitivity position at March 31, 2007. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A: Interest Rate Sensitivity
	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$103,884	$--	$--	$--	$--	$--	$--	$103,884
Assets held in trading
accounts	10,464	--	--	--	--	--	--	10,464
Investment securities	6,081	25,263	17,005	54,815	79,141	78,851	258,967	520,123
Mortgage loans held for sale	8,718	--	--	--	--	--	--	8,718
Loans	603,345	139,280	249,433	262,505	304,615	226,723	12,333	1,798,234

Total earning assets	732,492	164,543	266,438	317,320	383,756	305,574	271,300	2,441,423

Interest bearing liabilities
Interest bearing transaction
and savings deposits	420,840	--	--	--	66,454	199,361	66,455	753,110
Time deposits	130,060	168,139	280,022	453,382	78,681	26,924	--	1,137,208
Short-term debt	113,670	--	--	--	--	--	--	113,670
Long-term debt	10,872	1,478	4,325	7,028	9,142	12,684	38,053	83,582
Total interest bearing
liabilities	675,442	169,617	284,347	460,410	154,277	238,969	104,508	2,087,570

Interest rate sensitivity Gap	$57,050	$(5,074)	$(17,909)	$(143,090)	$229,479	$66,605	$166,792	$353,853
Cumulative interest rate
sensitivity Gap	$57,050	$51,976	$34,067	$(109,023)	$120,456	$187,061	$353,853
Cumulative rate sensitive asset
to rate sensitive liabilities	108.4%	106.2%	103.0%	93.1%	106.9%	109.4%	117.0%
Cumulative Gap as a % of
earning assets	2.3%	2.1%	1.4%	-4.5%	4.9%	7.7%	14.5%

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

Part II: Other Information

Item 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2006 Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities. The Company made the following purchases of its common stock during the three months ended March 31, 2007:

			Total Number
		Maximum	of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

January 1 - January 31	8,000	$30.01	8,000	332,967
February 1 - February 28	16,500	30.23	16,500	316,467
March 1 - March 31	45,178	27.79	45,178	271,289

Total	69,678	$28.62	69,678

Item 6. Exhibits

Exhibit No.	Description

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 8, 2007	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date:	May 8, 2007	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer