Form 10-Q
period 2007-06-30
SIMMONS FIRST NATIONAL CORP
filed 2007-08-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 27, 2007 was 14,012,191.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2007

Part I:       Financial Information
Item 1.      Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

ASSETS

	June 30,	December 31,
(In thousands, except share data)	2007	2006
	(Unaudited)
Cash and non-interest bearing balances due from banks	$71,915	$83,452
Interest bearing balances due from banks	45,084	45,829
Federal funds sold	2,600	21,870
Cash and cash equivalents	119,599	151,151

Investment securities	525,581	527,126
Mortgage loans held for sale	9,928	7,091
Assets held in trading accounts	4,496	4,487
Loans	1,821,430	1,783,495
Allowance for loan losses	(25,197)	(25,385)
Net loans	1,796,233	1,758,110

Premises and equipment	70,873	67,926
Foreclosed assets held for sale, net	1,484	1,940
Interest receivable	21,868	21,974
Bank owned life insurance	36,881	36,133
Goodwill	60,605	60,605
Core deposit premiums	3,786	4,199
Other assets	9,084	10,671

TOTAL ASSETS	$2,660,418	$2,651,413

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
(In thousands, except share data)	2007	2006
	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$308,047	$305,327
Interest bearing transaction accounts and savings deposits	763,017	738,763
Time deposits	1,109,036	1,131,441
Total deposits	2,180,100	2,175,531
Federal funds purchased and securities sold
under agreements to repurchase	97,947	105,036
Short-term debt	11,072	6,114
Long-term debt	82,599	83,311
Accrued interest and other liabilities	25,395	22,405
Total liabilities	2,397,113	2,392,397

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized
60,000,000 shares at 2007 and 30,000,000 shares at 2006,
14,059,631 issued and outstanding at 2007 and 14,196,855 at 2006	141	142
Surplus	44,773	48,678
Undivided profits	220,981	212,394
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale securities,
net of income tax credits of $1,554 at 2007 and $1,319 at 2006	(2,590)	(2,198)
Total stockholders’ equity	263,305	259,016

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,660,418	$2,651,413

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$35,051	$31,694	$69,147	$61,781
Federal funds sold	395	192	1,096	367
Investment securities	5,889	4,978	11,610	9,808
Mortgage loans held for sale	133	128	236	228
Assets held in trading accounts	35	19	53	44
Interest bearing balances due from banks	297	259	807	556
TOTAL INTEREST INCOME	41,800	37,270	82,949	72,784

INTEREST EXPENSE
Deposits	16,468	12,641	32,664	23,909
Federal funds purchased and securities sold
under agreements to repurchase	1,292	1,064	2,748	2,168
Short-term debt	49	225	118	321
Long-term debt	1,198	1,148	2,395	2,242
TOTAL INTEREST EXPENSE	19,007	15,078	37,925	28,640

NET INTEREST INCOME	22,793	22,192	45,024	44,144
Provision for loan losses	831	789	1,582	2,497

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,962	21,403	43,442	41,647

NON-INTEREST INCOME
Trust income	1,474	1,293	3,111	2,660
Service charges on deposit accounts	3,656	4,209	7,153	7,972
Other service charges and fees	692	592	1,500	1,250
Income on sale of mortgage loans, net of commissions	727	755	1,407	1,431
Income on investment banking, net of commissions	153	90	303	197
Credit card fees	3,025	2,699	5,674	5,157
Premiums on sale of student loans	741	659	1,623	1,395
Bank owned life insurance income	359	415	723	716
Other income	510	804	1,298	1,350
TOTAL NON-INTEREST INCOME	11,337	11,516	22,792	22,128

NON-INTEREST EXPENSE
Salaries and employee benefits	13,903	13,466	27,628	26,971
Occupancy expense, net	1,624	1,541	3,273	3,061
Furniture and equipment expense	1,507	1,456	2,973	2,874
Loss on foreclosed assets	36	40	59	73
Deposit insurance	68	71	135	140
Other operating expenses	5,873	5,727	12,158	11,307
TOTAL NON-INTEREST EXPENSE	23,011	22,301	46,226	44,426

INCOME BEFORE INCOME TAXES	10,288	10,618	20,008	19,349
Provision for income taxes	3,257	3,322	6,340	6,065

NET INCOME	$7,031	$7,296	$13,668	$13,284
BASIC EARNINGS PER SHARE	$0.50	$0.51	$0.97	$0.93
DILUTED EARNINGS PER SHARE	$0.49	$0.51	$0.95	$0.92

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006

	June 30,	June 30,
(In thousands)	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Net income	$13,668	$13,284
Items not requiring (providing) cash
Depreciation and amortization	2,872	2,710
Provision for loan losses	1,582	2,497
Net amortization of investment securities	141	311
Deferred income taxes	71	(482)
Bank owned life insurance income	(723)	(716)
Changes in
Interest receivable	106	183
Mortgage loans held for sale	(2,837)	(5,391)
Assets held in trading accounts	(9)	24
Other assets	1,586	(1,631)
Accrued interest and other liabilities	2,931	4,756
Income taxes payable	(12)	147
Net cash provided by operating activities	19,376	15,692

INVESTING ACTIVITIES
Net originations of loans	(40,714)	(24,525)
Purchases of premises and equipment, net	(5,405)	(4,620)
Proceeds from sale of foreclosed assets	1,465	558
Proceeds from maturities of available-for-sale securities	60,238	13,512
Purchases of available-for-sale securities	(60,314)	(6,805)
Proceeds from maturities of held-to-maturity securities	17,509	9,933
Purchases of held-to-maturity securities	(16,422)	(24,365)
Purchases of bank owned life insurance	(25)	--
Net cash used in investing activities	(43,668)	(36,312)

FINANCING ACTIVITIES
Net change in deposits	4,569	50,433
Net change in short-term debt	4,958	37,023
Dividends paid	(5,081)	(4,698)
Proceeds from issuance of long-term debt	4,725	--
Repayment of long-term debt	(5,437)	(3,947)
Net change in Federal funds purchased and
securities sold under agreements to repurchase	(7,089)	(17,538)
Repurchase of common stock, net	(3,905)	(4,116)
Net cash (used in) provided by financing activities	(7,260)	57,157

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,552)	36,537
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	151,151	101,573
CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,599	$138,110

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2007 and 2006

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Loss	Profits	Total

Balance, December 31, 2005	$143	$53,723	$(4,360)	$194,579	$244,085
Comprehensive income
Net income	--	--	--	13,284	13,284
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $826	--	--	(1,375)	--	(1,375)
Comprehensive income					11,909
Stock issued as bonus shares – 7,700 shares	--	209	--	--	209
Exercise of stock options – 51,580 shares	1	788	--	--	789
Securities exchanged under stock option plan	--	(640)	--	--	(640)
Stock granted under
Stock-based compensation plans	--	50	--	--	50
Repurchase of common stock – 164,900 shares	(2)	(4,523)	--	--	(4,525)
Dividends paid – $0.33 per share	--	--	--	(4,698)	(4,698)

Balance, June 30, 2006 (Unaudited)	142	49,607	(5,735)	203,165	247,179
Comprehensive income
Net income	--	--	--	14,197	14,197
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $2,122	--	--	3,537	--	3,537
Comprehensive income					17,734
Stock issued as bonus shares – 2,500 shares	--	66	--	--	66
Exercise of stock options – 55,300 shares	1	728	--	--	729
Stock granted under
Stock-based compensation plans	--	38	--	--	38
Securities exchanged under stock option plan	--	(651)	--	--	(651)
Repurchase of common stock – 38,200 shares	(1)	(1,110)	--	--	(1,111)
Dividends paid – $0.35 per share	--	--	--	(4,968)	(4,968)

Balance, December 31, 2006	142	48,678	(2,198)	212,394	259,016
Comprehensive income
Net income	--	--	--	13,668	13,668
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $235	--	--	(392)	--	(392)
Comprehensive income					13,276
Stock issued as bonus shares – 8,800 shares	--	250	--	--	250
Exercise of stock options – 17,900 shares	--	309	--	--	309
Stock granted under
Stock-based compensation plans	--	108	--	--	108
Securities exchanged under stock option plan	--	(98)	--	--	(98)
Repurchase of common stock – 161,578 shares	(1)	(4,474)	--	--	(4,475)
Dividends paid – $0.36 per share	--	--	--	(5,081)	(5,081)

Balance, June 30, 2007 (Unaudited)	$141	$44,773	$(2,590)	$220,981	$263,305

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

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007.  See Note 6 – Income Taxes for additional information.  There have been no other significant changes to the Company’s accounting policies from the 2006 Form 10-K.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  Statement No. 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  Statement No. 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position, operations or cash flows.

In September 2006, the FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 requires employers accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion – 1967.  Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  EITF 06-4 is effective for the Company on January 1, 2008.  The Company is currently evaluating the effect the implementation of EITF 06-4 will have on its financial position, operations and cash flows.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net income	$7,031	$7,296	$13,668	$13,284

Average common shares outstanding	14,099	14,248	14,138	14,256
Average potential dilutive common shares	214	259	214	259
Average diluted common shares	14,313	14,507	14,352	14,515

Basic earnings per share	$0.50	$0.51	$0.97	$0.93
Diluted earnings per share	$0.49	$0.51	$0.95	$0.92

NOTE 2:   INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30,				December 31,
	2007				2006
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$1,500	$--	$--	$1,500	$--	$--	$--	$--
U.S. Government
agencies	44,000	20	(363)	43,657	54,998	367	(272)	55,093
Mortgage-backed
securities	140	2	--	142	155	3	(1)	157
State and political
subdivisions	130,846	295	(2,925)	128,216	122,472	667	(892)	122,247
Other securities	2,355	--	--	2,355	2,319	--	--	2,319

	$178,841	$317	$(3,288)	$175,870	$179,944	$1,037	$(1,165)	$179,816

Available-for-Sale
U.S. Treasury	$8,982	$--	$(7)	$8,975	$6,970	$--	$(30)	$6,940
U.S. Government
agencies	327,125	6	(4,444)	322,687	326,301	287	(4,177)	322,411
Mortgage-backed
securities	2,996	--	(203)	2,793	3,032	--	(76)	2,956
State and political
subdivisions	980	4	--	984	1,360	10	--	1,370
Other securities	10,801	500	--	11,301	13,035	470	--	13,505

	$350,884	$510	$(4,654)	$346,740	$350,698	$767	$(4,283)	$347,182

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $411,105,000 at June 30, 2007 and $400,668,000 at December 31, 2006.

The book value of securities sold under agreements to repurchase amounted to $85,222,000 and $80,566,000 for June 30, 2007 and December 31, 2006, respectively.

Income earned on securities for the six months ended June 30, 2007 and 2006 is as follows:

(In thousands)	2007	2006

Taxable
Held-to-maturity	$1,385	$726
Available-for-sale	7,681	6,726

Non-taxable
Held-to-maturity	2,513	2,294
Available-for-sale	31	62

Total	$11,610	$9,808

Maturities of investment securities at June 30, 2007 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$16,181	$16,025	$88,140	$87,409
After one through five years	54,390	53,828	91,117	89,766
After five through ten years	84,344	82,755	158,728	156,333
After ten years	22,501	21,837	2,098	1,931
Other securities	1,425	1,425	10,801	11,301

Total	$178,841	$175,870	$350,884	$346,740

There were no realized gains or losses as of June 30, 2007 or 2006.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:   LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories are summarized as follows:

	June 30,	December 31,
(In thousands)	2007	2006

Consumer
Credit cards	$140,327	$143,359
Student loans	68,477	84,831
Other consumer	139,908	142,596
Real Estate
Construction	265,705	277,411
Single family residential	372,026	364,450
Other commercial	540,042	512,404
Commercial
Commercial	183,349	178,028
Agricultural	96,213	62,293
Financial institutions	5,351	4,766
Other	10,032	13,357

Total loans before allowance for loan losses	$1,821,430	$1,783,495

As of June 30, 2007, credit card loans, which are unsecured, were $140,327,000, or 7.7% of total loans, versus $143,359,000, or 8.0% of total loans at December 31, 2006.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At June 30, 2007 and December 31, 2006, impaired loans totaled $11,775,000 and $12,829,000, respectively.  All impaired loans had either specific or general allocations within the allowance for loan losses.  Allocations of the allowance for loan losses relative to impaired loans were $3,397,000 at June 30, 2007 and $3,418,000 at December 31, 2006.  Approximately $44,000 and $207,000 of interest income was recognized on average impaired loans of $11,471,000 and $13,524,000 as of June 30, 2007 and 2006, respectively.  Interest recognized on impaired loans on a cash basis during the first six months of 2007 and 2006 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2007	2006

Balance, beginning of year	$25,385	$26,923
Additions
Provision charged to expense	1,582	2,497
	26,967	29,420
Deductions
Losses charged to allowance, net of recoveries
of $1,397 and $1,359 for the first six months of
2007 and 2006, respectively	1,770	1,721
Reclassification of reserve related to unfunded commitments(1)	--	1,525

Balance, June 30	$25,197	26,174

Additions
Provision charged to expense		1,265

Deductions
Losses charged to allowance, net of recoveries
of $1,747 for the last six months of 2006		2,054

Balance, end of year		$25,385

(1)	On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at June 30, 2007 and December 31, 2006, were as follows:

	June 30,	December 31,
(In thousands)	2007	2006

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(3,036)	(2,623)

Net core deposit premiums	$3,786	$4,199

Core deposit premium amortization expense recorded for the six months ended June 30, 2007 and 2006, was $413,000 and $416,000, respectively.  The Company’s estimated amortization expense for the remainder of 2007 is $405,000, and for each of the following four years is:
2008 – $807,000; 2009 – $802,000; 2010 – $699,000; and 2011 – $451,000.

NOTE 5:   TIME DEPOSITS

Time deposits include approximately $422,580,000 and $450,310,000 of certificates of deposit of $100,000 or more at June 30, 2007 and December 31, 2006 respectively.

NOTE 6:   INCOME TAXES

The provision for income taxes is comprised of the following components:

	June 30,	June 30,
(In thousands)	2007	2006

Income taxes currently payable	$6,269	$6,547
Deferred income taxes	71	(482)

Provision for income taxes	$6,340	$6,065

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,	December 31,
(In thousands)	2007	2006

Deferred tax assets
Allowance for loan losses	$8,711	$8,543
Valuation of foreclosed assets	74	74
Valuation of foreclosed assets	63	63
Deferred compensation payable	1,357	1,275
FHLB advances	40	58
Vacation compensation	781	740
Loan interest	140	140
Available-for-sale securities	1,554	1,319
Other	126	174
Total deferred tax assets	12,772	12,312

Deferred tax liabilities
Accumulated depreciation	(667)	(852)
Deferred loan fee income and expenses, net	(819)	(787)
FHLB stock dividends	(945)	(887)
Goodwill and core deposit premium amortization	(6,277)	(6,051)
Other	(1,045)	(880)
Total deferred tax liabilities	(9,753)	(9,457)

Net deferred tax assets included in other
assets on balance sheets	$3,019	$2,855

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	June 30,	June 30,
(In thousands)	2007	2006

Computed at the statutory rate (35%)	$7,003	$6,772

Increase (decrease) resulting from:
Tax exempt income	(982)	(925)
Other differences, net	319	218

Actual tax provision	$6,340	$6,065

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

NOTE 7:   SHORT-TERM AND LONG-TERM DEBT

Long-term debt at June 30, 2007 and December 31, 2006, consisted of the following components:

	June 30,	December 31,
(In thousands)	2007	2006

Note Payable, due 2007, at a floating rate of
0.90% above the one-month LIBOR rate, reset
monthly, unsecured	$2,000	$2,000
FHLB advances, due 2007 to 2024, 2.58% to 8.41%
secured by residential real estate loans	49,669	50,381
Trust preferred securities, due 2033,
fixed at 8.25%, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
floating rate of 2.80% above the three-month LIBOR
reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310

	$82,599	$83,311

At June 30, 2007, the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $9.4 million with a weighted average rate of 5.28% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at June 30, 2007 are:

		Annual
(In thousands)	Year	Maturities

	2007	$5,774
	2008	13,194
	2009	5,434
	2010	5,363
	2011	4,171
	Thereafter	48,663

	Total	$82,599

NOTE 8:   CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.  The Company or its subsidiaries remain the subject of one (1) lawsuit asserting claims against the Company or its subsidiaries.

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans.  The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company and the banks have filed a Motion to Dismiss.  The plaintiffs were granted additional time to discover any evidence for litigation, and have submitted such findings.  Final arguments on the Motions for Summary Judgment are scheduled on September 19, 2007.  At this time, no basis for any material liability has been identified.  The Company and the banks continue to vigorously defend the claims asserted in the suit.

On April 3, 2006, an action in Johnson County Circuit Court was filed by Tria Xiong and Mai Lee Xiong against Simmons First Bank of Russellville and certain individuals alleging wrongful conduct by the bank in the underwriting and origination of certain loans.  The plaintiffs were seeking an unspecified sum in compensatory damages and $1,000,000.00 in punitive damages.  On June 21, 2007, an Order of Dismissal was signed in Johnson County Circuit Court dismissing the case with prejudice.

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

During the six-month period ended June 30, 2007, the Company repurchased 160,578 shares of stock under the repurchase plan with a weighted average repurchase price of $27.92 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 180,389 shares.

NOTE 10: UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At June 30, 2007, the bank subsidiaries had approximately $9 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of June 30, 2007, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 13.58% at June 30, 2007.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the six months ended June 30, 2007:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2007	516,670	$16.32	22,646	$25.69
Granted	56,500	28.42	8,800	28.42
Stock Options Exercised	(17,900)	17.25	--	--
Stock Awards Vested	--	--	(6,064)	25.26
Forfeited/Expired	--	--	--	--

Balance, June 30, 2007	555,270	$17.52	25,382	$26.74

Exercisable, June 30, 2007	453,584	$15.39

The following table summarizes information about stock options under the plans outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.56 to $12.22	325,500	1.4 Years	$12.07	325,500	$12.07
$15.35 to $16.32	12,860	1.5 years	$15.85	12,860	$15.85
$23.78 to $24.50	98,210	3.9 Years	$24.06	87,984	$24.07
$26.19 to $28.42	118,700	5.9 Years	$27.26	27,240	$26.86

Stock-based compensation expense totaled $261,780 and $194,569 during the six months ended June 30, 2007 and 2006, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $514,975 at June 30, 2007.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.12 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $678,631 at June 30, 2007.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.10 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at June 30, 2007 were $5.6 million and $5.5 million, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $27.59 as of June 29, 2007, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the six months ended June 30, 2007 and 2006, were $185,007 and $672,603, respectively.

NOTE 12: ADDITIONAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
(In thousands)	2007	2006

Interest paid	$35,044	$27,788
Income taxes paid	$5,897	$6,399

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

At June 30, 2007, the Company had outstanding commitments to extend credit aggregating approximately $225,621,000 and $439,694,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2006, the Company had outstanding commitments to extend credit aggregating approximately $202,047,000 and $529,697,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,020,000 and $5,477,000 at June 30, 2007 and December 31, 2006, respectively, with terms ranging from 90 days to three years.  At June 30, 2007 and December 31, 2006 the Company’s deferred revenue under standby letter of credit agreements is approximately $104,000 and $35,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2007, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the related consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein): and in our report dated February 19, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
August 3, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Simmons First National Corporation recorded earnings of $7,031,000, or $0.49 diluted earnings per share for the second quarter of 2007, compared to earnings of $7,296,000, or $0.51 diluted earnings per share for same period in 2006.  This represents a $265,000, or 3.6% decrease in the second quarter 2007 earnings compared to 2006.  From June 30, 2006 to June 30, 2007, quarterly diluted earnings per share decreased by $0.02, or 3.9%.  Annualized return on average assets and annualized return on average stockholders’ equity for the three-month period ended June 30, 2007, were 1.07% and 10.64%, compared to 1.15% and 11.77%, respectively, for the same period in 2006.  The decrease in earnings for the quarter compared to the same period last year was primarily due to a decline in NSF income and to one-time income items recorded during the quarter last year.

Earnings for the six-month period ended June 30, 2007, were $13,668,000, or $0.95 per diluted share.  These earnings reflect an increase of $384,000, or $0.03 per share, when compared to the six-month period ended June 30, 2006, earnings of $13,284,000, or $0.92 per diluted share.  Annualized return on average assets and annualized return on average stockholders’ equity for the six-month period ended June 30, 2007, were 1.04% and 10.45%, compared to 1.06% and 10.83%, respectively, for the same period in 2006.

The non-performing assets ratio (the sum of non-performing loans and foreclosed assets divided by the sum of total loans and foreclosed assets) was 67 basis points both at June 30, 2007 and December 31, 2006.  Non-performing loans to total loans were 58 basis points at the end of the quarter, compared to 56 basis points at December 31, 2006.  The allowance for loan losses equaled 237% of non-performing loans as of June 30, 2007, compared to 252% as of year-end 2006.  The allowance for loan losses as a percent of total loans equaled 1.38% and 1.42% as of June 30, 2007 and December 31, 2006, respectively.

Annualized net charge-offs to total loans for the second quarter of 2007 were 17 basis points.  Excluding credit cards, annualized net charge-offs to total loans were 10 basis points.  The credit card annualized net charge-offs as a percent of the credit card portfolio were 1.04% for the quarter ended June 30, 2007, more than 400 basis points below the most recently published industry average of 5.06%.  For the six-month period ended June 30, 2007, the credit card annualized net charge-offs as a percent of the credit card portfolio were 1.23%.  Credit card charge-offs increased during the fourth quarter of 2005 due to a new bankruptcy law that went into effect in October of 2005.  While bankruptcy filings have declined significantly from the high levels of the fourth quarter of 2005, the Company does not expect the year-to-date results to be maintained throughout the balance of 2007.  The Company anticipates credit card charge-offs will gradually return to the Company’s more historical level in excess of 2%.

Total assets for the Company at June 30, 2007, were $2.660 billion, an increase of $9.0 million, or 0.3% from December 31, 2006.  Stockholders’ equity at the end of the second quarter of 2007 was $263.3 million, a $4.3 million, or 1.7% increase from December 31, 2006.

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

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007.  See Note 6 – Income Taxes in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information.

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

Net Interest Income Quarter-to-Date Analysis

For the three-month period ended June 30, 2007, net interest income on a fully taxable equivalent basis was $23.7 million, an increase of $654,000, or 2.8%, from the same period in 2006. The increase in net interest income was the result of a $4.6 million increase in interest income offset by a $3.9 million increase in interest expense.

The $4.6 million increase in interest income primarily is the result of a 49 basis point increase in yield on earning assets associated with the repricing to a higher interest rate environment, as well as a $97.5 million increase in average interest earning assets due to internal growth.  The growth in average interest earning assets resulted in a $1.9 million improvement in interest income.  The growth in average loans accounted for $1.6 million of this increase.  The higher interest rates accounted for a $2.7 million increase in interest income.  The most significant component of this increase was the $1.7 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio increased 38 basis points from 7.43% to 7.81%.

The $3.9 million increase in interest expense is the result of a 64 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment, coupled with an $84.0 million increase in average interest bearing liabilities generated through internal growth.  The higher interest rates accounted for a $3.1 million increase in interest expense. The most significant component of this increase was the $2.3 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits increased 86 basis points from 3.83% to 4.69%.  The higher level of average interest bearing liabilities resulted in an $862,000 increase in interest expense.  More specifically, the higher level of average interest bearing liabilities was the result of an increase of approximately $93.7 million from internal deposit growth partially offset by a decrease of $9.7 million in federal funds purchased and other debt.

Net Interest Income Year-to-Date Analysis

For the six-month period ended June 30, 2007, net interest income on a fully taxable equivalent basis was $46.7 million, an increase of $979,000, or 2.1%, from the same period in 2006. The increase in net interest income was the result of a $10.3 million increase in interest income offset by a $9.3 million increase in interest expense.

The $10.3 million increase in interest income primarily is the result of a 55 basis point increase in yield on earning assets associated with the repricing to a higher interest rate environment, as well as a $115.7 million increase in average interest earning assets due to internal growth.  The growth in average interest earning assets resulted in a $4.1 million improvement in interest income.  The growth in average loans accounted for $3.2 million of this increase.  The higher interest rates accounted for a $6.1 million increase in interest income.  The most significant component of this increase was the $4.1 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio increased 48 basis points from 7.32% to 7.80%.

The $9.3 million increase in interest expense is the result of a 75 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment, coupled with a $107.1 million increase in average interest bearing liabilities generated through internal growth.  The higher interest rates accounted for a $7.1 million increase in interest expense. The most significant component of this increase was the $5.3 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits increased 97 basis points from 3.69% to 4.66%.  The higher level of average interest bearing liabilities resulted in a $2.2 million increase in interest expense.  More specifically, the higher level of average interest bearing liabilities was the result of an increase of approximately $109.4 million from internal deposit growth partially offset by a decrease of $2.3 million in federal funds purchased and other debt.

Net Interest Margin

The Company’s net interest margin decreased 5 basis points to 3.96% for the three-month period ended June 30, 2007, when compared to 4.01% for the same period in 2006.  This decrease in the net interest margin was primarily due to the increase in the cost of funds resulting from deposit repricing, coupled with the effect of the inverted yield curve between short-term and long-term interest rates.  Net interest margin increased by 8 basis points from the previous quarter, the second consecutive improvement in net interest margin following seven successive quarterly declines.  The margin improvement was due primarily to the improvement in the yield on securities from maturities and repricing during the quarter.  The rate of increase in the average cost of deposits also slowed more rapidly during the quarter.  Due to the current yield curve, the competitive deposit market, and the recent uncertainty relative to inflationary pressures, the Company anticipates a slightly improving margin for the balance of 2007.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2007 and 2006, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2007 versus June 30, 2006.

Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Interest income	$41,800	$37,270	$82,949	$72,784
FTE adjustment	857	804	1,683	1,584

Interest income - FTE	42,657	38,074	84,632	74,368
Interest expense	19,007	15,078	37,925	28,640

Net interest income – FTE	$23,650	$22,996	$46,707	$45,728

Yield on earning assets – FTE	7.14%	6.65%	7.10%	6.55%
Cost of interest bearing liabilities	3.72%	3.08%	3.71%	2.96%
Net interest spread – FTE	3.42%	3.57%	3.39%	3.59%
Net interest margin – FTE	3.96%	4.01%	3.92%	4.03%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2007 vs. 2006	2007 vs. 2006

Increase due to change in earning assets	$1,866	$4,109
Increase due to change in earning asset yields	2,717	6,155
Decrease due to change in interest
bearing liabilities	(863)	(2,202)
Decrease due to change in interest rates
paid on interest bearing liabilities	(3,066)	(7,083)
Increase in net interest income	$654	$979

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2007 and 2006.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$22,636	$297	5.26	$21,929	$259	4.74
Federal funds sold	25,263	395	6.27	16,138	192	4.77
Investment securities - taxable	401,884	4,581	4.57	411,548	3,782	3.69
Investment securities - non-taxable	129,169	2,093	6.50	119,138	1,914	6.44
Mortgage loans held for sale	9,241	133	5.77	8,426	128	6.09
Assets held in trading accounts	4,567	35	3.07	4,575	19	1.67
Loans	1,802,917	35,123	7.81	1,716,396	31,780	7.43
Total interest earning assets	2,395,677	42,657	7.14	2,298,150	38,074	6.65
Non-earning assets	250,528			247,112
Total assets	$2,646,205			$2,545,262

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$739,972	$3,324	1.80	$751,262	$2,909	1.55
Time deposits	1,123,898	13,144	4.69	1,018,887	9,732	3.83
Total interest bearing deposits	1,863,870	16,468	3.54	1,770,149	12,641	2.86
Federal funds purchased and
securities sold under agreement
to repurchase	99,808	1,292	5.19	96,041	1,064	4.44
Other borrowed funds
Short-term debt	3,088	49	6.36	15,804	225	5.71
Long-term debt	82,177	1,198	5.85	82,957	1,148	5.55
Total interest bearing liabilities	2,048,943	19,007	3.72	1,964,951	15,078	3.08
Non-interest bearing liabilities
Non-interest bearing deposits	309,753			311,102
Other liabilities	22,465			20,486
Total liabilities	2,381,161			2,296,539
Stockholders’ equity	265,044			248,723
Total liabilities and
stockholders’ equity	$2,646,205			$2,545,262
Net interest spread			3.42			3.57
Net interest margin		$23,650	3.96		$22,996	4.01

	Six Months Ended June 30
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$30,254	$807	5.38	$24,949	$556	4.49
Federal funds sold	38,251	1,096	5.78	16,186	367	4.57
Investment securities - taxable	404,180	9,067	4.52	410,306	7,452	3.66
Investment securities - non-taxable	126,034	4,069	6.51	117,899	3,769	6.45
Mortgage loans held for sale	7,809	236	6.09	7,498	228	6.13
Assets held in trading accounts	4,656	53	2.30	4,604	44	1.93
Loans	1,792,579	69,304	7.80	1,706,626	61,952	7.32
Total interest earning assets	2,403,763	84,632	7.10	2,288,068	74,368	6.55
Non-earning assets	251,315			246,291
Total assets	$2,655,078			$2,534,359

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$735,617	$6,503	1.78	$749,154	$5,453	1.47
Time deposits	1,130,966	26,161	4.66	1,008,021	18,456	3.69
Total interest bearing deposits	1,866,583	32,664	3.53	1,757,175	23,909	2.74
Federal funds purchased and
securities sold under agreement
to repurchase	108,859	2,748	5.09	102,669	2,168	4.26
Other borrowed funds
Short-term debt	3,557	118	6.69	10,775	321	6.01
Long-term debt	82,181	2,395	5.88	83,458	2,242	5.42
Total interest bearing liabilities	2,061,180	37,925	3.71	1,954,077	28,640	2.96
Non-interest bearing liabilities
Non-interest bearing deposits	307,897			313,640
Other liabilities	22,235			19,248
Total liabilities	2,391,312			2,286,965
Stockholders’ equity	263,766			247,394
Total liabilities and
stockholders’ equity	$2,655,078			$2,534,359
Net interest spread			3.39			3.59
Net interest margin		$46,707	3.92		$45,728	4.03

Table 4 presents changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and six-month period ended June 30, 2007, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 over 2006			2007 over 2006
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$8	$30	$38	$131	$120	$251
Federal funds sold	131	72	203	611	118	729
Investment securities - taxable	(91)	890	799	(114)	1,729	1,615
Investment securities - non-taxable	163	16	179	263	37	300
Mortgage loans held for sale	12	(7)	5	9	(1)	8
Assets held in trading accounts	--	16	16	--	9	9
Loans	1,643	1,700	3,343	3,209	4,143	7,352

Total	1,866	2,717	4,583	4,109	6,155	10,264

Interest expense
Interest bearing transaction and
savings accounts	(45)	460	415	(101)	1,151	1,050
Time deposits	1,074	2,338	3,412	2,438	5,267	7,705
Federal funds purchased
and securities sold under
agreements to repurchase	43	185	228	136	444	580
Other borrowed funds
Short-term debt	(199)	23	(176)	(237)	34	(203)
Long-term debt	(10)	60	50	(34)	187	153

Total	863	3,066	3,929	2,202	7,083	9,285
Increase (decrease) in net
interest income	$1,003	$(349)	$654	$1,907	$(928)	$979

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

The provision for loan losses for the three-month period ended June 30, 2007, was $831,000, compared to $789,000 for the three-month period ended June 30, 2006, an increase of $42,000.  The provision for loan losses for the six-month period ended June 30, 2007, was $1.6 million, compared to $2.5 million for the six-month period ended June 30, 2006, a reduction of $0.9 million.  The provision reduction for the six-month period was primarily driven by two factors.

First, there was improvement in the credit quality of the loan portfolio in 2006, particularly due to the payoff of two large credit relationships after March 31, 2006.  One was upgraded two levels from substandard to watch, based on improved financial condition of the borrower, and was ultimately paid off.  The other impaired relationship, graded substandard, was refinanced with another financial institution.  A specific reserve was applied to both of these credit relationships.  Additional loans were classified in 2006 and in 2007 as non-performing based upon various criteria; however, there were no specific reserve allocations required for these loans.  Second, the Company continued to see a sustained decrease in credit card charge-offs, recording 1.23% credit card net charge-offs as a percent of the credit card portfolio during the six-months ended June 30, 2007, still well below its historical level in excess of 2%.  The provision for loan losses after the first quarter of 2006 was reduced due to the improvement in credit quality of loans with specific reserves and the continued significant reduction in credit card charge-offs.

NON-INTEREST INCOME

Total non-interest income was $11.3 million for the three-month period ended June 30, 2007, compared to $11.5 million for the same period in 2006.  For the six-months ended June 30, 2007, non-interest income was $22.8 million compared to the $22.1 million reported for the same period ended June 30, 2006.  Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 details non-interest income for the three-month and six-month periods ended June 30, 2007 and 2006, respectively, as well as changes in 2007 from 2006.

Table 5:  Non-Interest Income

	Three Months		2007		Six Months		2007
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2007	2006	2006		2007	2006	2006

Trust income	$1,474	$1,293	$181	14.00%	$3,111	$2,660	$451	16.95%
Service charges on
deposit accounts	3,656	4,209	(553)	(13.14)	7,153	7,972	(819)	(10.27)
Other service charges and fees	692	592	100	16.89	1,500	1,250	250	20.00
Income on sale of mortgage loans,
net of commissions	727	755	(28)	(3.71)	1,407	1,431	(24)	(1.68)
Income on investment banking,
net of commissions	153	90	63	70.00	303	197	106	53.81
Credit card fees	3,025	2,699	326	12.08	5,674	5,157	517	10.03
Premiums on sale of student loans	741	659	82	12.44	1,623	1,395	228	16.34
Bank owned life insurance income	359	415	(56)	(13.49)	723	716	7	0.98
Other income	510	804	(294)	(36.57)	1,298	1,350	(52)	(3.85)
Total non-interest income	$11,337	$11,516	$(179)	(1.55)%	$22,792	$22,128	$664	3.00%

Recurring fee income for the three-month period ended June 30, 2007, was $8.8 million, an increase of $54,000, or 0.6% from the three-month period ended June 30, 2006.  Trust income increased by $181,000, due mainly to new accounts and an improvement in fee structure.  Service charges on deposit accounts decreased by $553,000 due to reduced income on insufficient funds (NSF) charges. The decrease in NSF income is primarily due to the increase in consumer use of debit cards and internet banking, and the associated decrease in paper transactions.  Other service charges and fees increased by $100,000, primarily due to an increase in ATM income, driven by an increase in pin based debit card volume and an improvement in the fee structure.  Credit card fees increased by $326,000 due primarily to a higher volume of credit and debit card transactions.

Recurring fee income for the six-month period ended June 30, 2007, was $17.4 million, an increase of $399,000, or 2.3% from the six-month period ended June 30, 2006.  Trust Income increased by $451,000, due mainly to new accounts and an improvement in fee structure.  Service charges on deposit accounts decreased by $819,000 due to reduced income on insufficient funds charges.  The decrease in NSF income is primarily due to the increase in consumer use of debit cards and internet banking, and the associated decrease in paper transactions. The Company’s debit card transaction volume for the six-month period ended June 30, 2007, increased 28% over the same period of 2006.  Other service charges and fees increased by $250,000, primarily due to an increase in ATM income, driven by an increase in pin based debit card volume and an improvement in the fee structure.  Credit card fees increase by $517,000 due primarily to a higher volume of credit and debit card transactions.

Premiums of sale of student loans increased by $228,000 for the six-months ended June 30, 2007, compared to the same period in 2006, due primarily to early sales to avoid losing the premium to consolidation lenders.

Other non-interest income for the three-months ended June 30, 2007, was $510,000, a decrease of $294,000 compared to the three-months ended June 30, 2006.  The decrease primarily resulted from a one-time distribution of approximately $90,000 the Company received in the second quarter of 2006 as part of a contract with VISA DPS, along with additional income from equity investments received in the second quarter of 2006.

There were no gains or losses on sale of securities during the three-months or six-months ended June 30, 2007 or 2006.

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

Non-interest expense for the three-month and six-month periods ended June 30, 2007, was $23.0 million and $46.2 million, an increase of $710,000, or 3.2%, and $1.8 million, or 4.1%, respectively, from the same periods in 2006.  These increases are primarily the result of an increase in normal ongoing operating expenses and the additional expense associated with the operation of three new financial centers opened in 2006 and early 2007.  Two other items contributed significantly to the increase in non-interest expense.

Credit card expense increased for the three-month and six-month periods ended June 30, 2007, over the same periods in 2006 by $196,000, or 26.4%, and $427,000, or 28.8%, respectively.  These increases were primary due to the increased volume in credit card applications, card creation, interchange and other related expense resulting from the previously reported initiatives the Company has taken to stabilize its credit card portfolio.

Other non-interest expense for the six-month period ended June 30, 2007, was $5.6 million, an increase of $424,000 over the six-months ended June 30, 2006.  The increase is primarily due to student loan origination fees paid by the Company during 2007.  The Federal Student Loan Program is phasing out origination fees on its loans over the next three years.  Most of the national market began waiving and absorbing the fees themselves during the phase-out period; therefore, as a leader in the Arkansas student loan market, the Company decided to do the same in order to prevent putting itself at a competitive disadvantage.  Proper accounting for these fees requires them to be amortized over the period in which the Company holds the loans.  The Company expensed $300,000 of student loan origination fees during the six-months ended June 30, 2007, compared to none in the same period of 2006.  As future loans are originated with waived fees, management anticipates this expense to increase through March 31, 2008, then to gradually decline each quarter through the end of the three year phase-out period, March 31, 2009.  Thereafter, the expense should decline as the remaining fees are amortized over the remaining life of the loans.  The Company believes the full year 2007 impact of this expense will decrease income, net of income taxes, by approximately $450,000, or $.03 diluted earnings per share.

Table 6 below details non-interest expense for the three-month and six-month periods ended June 30, 2007 and 2006, respectively, as well as changes in 2007 from 2006.

Table 6:  Non-Interest Expense

	Three Months		2007		Six Months		2007
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2007	2006	2006		2007	2006	2006

Salaries and employee benefits	$13,903	$13,466	$437	3.25%	$27,628	$26,971	$657	2.44%
Occupancy expense, net	1,624	1,541	83	5.39	3,273	3,061	212	6.93
Furniture and equipment expense	1,507	1,456	51	3.50	2,973	2,874	99	3.44
Loss on foreclosed assets	36	40	(4)	(10.00)	59	73	(14)	(19.18)
Other operating expenses
Professional services	549	639	(90)	(14.08)	1,291	1,302	(11)	(0.84)
Postage	605	562	43	7.65	1,183	1,135	48	4.23
Telephone	458	507	(49)	(9.66)	869	978	(109)	(11.15)
Credit card expenses	938	742	196	26.42	1,910	1,483	427	28.79
Operating supplies	431	411	20	4.87	890	815	75	9.20
FDIC insurance	68	71	(3)	(4.23)	135	140	(5)	(3.57)
Amortization of intangibles	207	209	(2)	(0.96)	413	416	(3)	(0.72)
Other expense	2,685	2,657	28	1.05	5,602	5,178	424	8.19
Total non-interest expense	$23,011	$22,301	$710	3.18%	$46,226	$44,426	$1,800	4.05%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.803 billion and $1.716 billion during the first six months of 2007 and 2006, respectively.  As of June 30, 2007, total loans were $1.821 billion, an increase of $37.9 million from December 31, 2006.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $348.7 million at June 30, 2007, or 19.1% of total loans, compared to $370.8 million, or 20.8% of total loans at December 31, 2006.  The consumer loan decrease from December 31, 2006 to June 30, 2007 is the result of the Company’s seasonal decline and early sale of student loans, along with a seasonal decline in the Company’s credit card portfolio.

As a general rule, the Company’s credit card portfolio experiences seasonal fluctuations, reaching its highest level during the fourth quarter and dropping off with paydowns to its lowest level during the first quarter.  The Company continues to experience significant competitive pressure from the credit card industry.  From 2002 through 2005, the credit card portfolio decreased by approximately $10 million to $14 million each year, primarily due to closed accounts.  However, the Company experienced a slow-down in this trend throughout 2006, with the credit card portfolio balance increasing by approximately $300,000 from December 31, 2005 to December 31, 2006.  The credit card portfolio balance at June 30, 2007, increased by $7.9 million, or 5.94%, compared to the balance at June 30, 2006.

After five consecutive years of net decreases in the number of credit card accounts, the Company experienced an addition of 1,650 net new accounts in 2006.  This year, through June 30, 2007, the Company has added over 6,400 net new accounts.  Management believes the increase in outstanding balances and the addition of new accounts are the result of the introduction of several initiatives over the past two years to make the Company’s credit card products more competitive.  The latest of those initiatives was the introduction of a 7.25% fixed rate card in July 2006, with no fees and no rewards. While these results are positive, because of the significant competitive pressures in the credit card industry, management cannot be assured that a sustained growth trend has yet been established.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $1.178 billion at June 30, 2007, or 64.7% of total loans, compared to the $1.154 billion, or 64.7% of total loans at December 31, 2006.  Commercial real estate loans increased by $27.6 million from December 31, 2006 to June 30, 2007, primarily due to increased loan demand in various growth areas of Arkansas.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $284.9 million at June 30, 2007, or 15.6% of total loans, compared to $245.1 million, or 13.7% of total loans at December 31, 2006.  The commercial loan increase is primarily due to seasonal increases in agricultural and commercial loans.

The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

	June 30,	December 31,
(In thousands)	2007	2006
Consumer
Credit cards	$140,327	$143,359
Student loans	68,477	84,831
Other consumer	139,908	142,596
Real Estate
Construction	265,705	277,411
Single family residential	372,026	364,450
Other commercial	540,042	512,404
Commercial
Commercial	183,349	178,028
Agricultural	96,213	62,293
Financial institutions	5,351	4,766
Other	10,032	13,357

Total loans before allowance for loan losses	$1,821,430	$1,783,495

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

At June 30, 2007, impaired loans were $11.8 million compared to $12.8 million at December 31, 2006.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8:  Non-performing Assets

	June 30,	December 31,
($ in thousands)	2007	2006

Nonaccrual loans	$9,521	$8,958
Loans past due 90 days or more
(principal or interest payments)	1,133	1,097
Total non-performing loans	10,654	10,055

Other non-performing assets
Foreclosed assets held for sale	1,484	1,940
Other non-performing assets	30	52
Total other non-performing assets	1,514	1,992

Total non-performing assets	$12,168	$12,047

Allowance for loan losses to
non-performing loans	236.50%	252.46%
Non-performing loans to total loans	0.58%	0.56%
Non-performing assets to total assets	0.46%	0.45%
Non-performing assets ratio(1)	0.67%	0.67%

(1) (Non-performing loans + foreclosed assets) / (total loans + foreclosed assets)

There was no interest income on the nonaccrual loans recorded for the six-month periods ended June 30, 2007 and 2006.

ALLOWANCE FOR LOAN LOSSES

Overview

The Company maintains an allowance for loan losses.  This allowance is created through charges to income and maintained at a sufficient level to absorb expected losses in the Company’s loan portfolio.  The allowance for loan losses is determined monthly based on management’s assessment of several factors such as 1) historical loss experience based on volumes and types, 2) reviews or evaluations of the loan portfolio and allowance for loan losses, 3) trends in volume, maturity and composition, 4) off balance sheet credit risk, 5) volume and trends in delinquencies and non-accruals, 6) lending policies and procedures including those for loan losses, collections and recoveries, 7) national, state and local economic trends and conditions, 8) concentrations of credit that might affect loss experience across one or more components of the loan portfolio, 9) the experience, ability and depth of lending management and staff and 10) other factors and trends, which will affect specific loans and categories of loans.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9:  Allowance for Loan Losses

(In thousands)	2007	2006

Balance, beginning of year	$25,385	$26,923

Loans charged off
Credit card	1,360	1,193
Other consumer	729	495
Real estate	748	1,001
Commercial	330	391
Total loans charged off	3,167	3,080

Recoveries of loans previously charged off
Credit card	533	507
Other consumer	257	309
Real estate	403	411
Commercial	204	132
Total recoveries	1,397	1,359
Net loans charged off	1,770	1,721
Reclassification of reserve
related to unfunded commitments(1)	--	(1,525)
Provision for loan losses	1,582	2,497

Balance, June 30	$25,197	$26,174

Loans charged off
Credit card		1,261
Other consumer		747
Real estate		867
Commercial		926
Total loans charged off		3,801

Recoveries of loans previously charged off
Credit card		533
Other consumer		320
Real estate		490
Commercial		404
Total recoveries		1,747
Net loans charged off		2,054
Provision for loan losses		1,265

Balance, end of year		$25,385

(1)	On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

Provision for Loan Losses

The amount of provision to the allowance during the six-month periods ended June 30, 2007 and 2006, and for the year ended December 31, 2006, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance after considering the factors noted above.

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

As of June 30, 2007, the allowance for loan losses reflects a decrease of approximately $188,000 from December 31, 2006.  As a general rule, the allocation in each category within the allowance reflects the overall changes in loan portfolio mix.

The Company still has some concerns over the uncertainty of the economy and the impact of pricing in the poultry and timber industries in Arkansas.  The Company is also cautious regarding the softening of the real estate market in Arkansas.  Based on our analysis of loans within these business sectors, the Company believes the allowance for loan losses is adequate for the period ended June 30, 2007.  Management actively monitors the status of these industries as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.

An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10:  Allocation of Allowance for Loan Losses

	June 30, 2007		December 31, 2006
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,337	7.7%	$3,702	8.0%
Other consumer	1,534	11.4%	1,402	12.8%
Real estate	10,081	64.7%	9,835	64.7%
Commercial	2,519	15.6%	2,856	13.7%
Other	193	0.6%	--	0.8%
Unallocated	7,533		7,590

Total	$25,197	100.0%	$25,385	100.0%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 82 financial centers as of June 30, 2007.  The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of June 30, 2007, core deposits comprised 78.6% of the Company’s total deposits.

The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves.  Because the Company has a community banking philosophy, managers in the local markets establish the interest rates being offered on both core and non-core deposits.  This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet each affiliate bank’s respective funding requirements.  The Company believes it is paying a competitive rate, when compared with pricing in those markets.  As a result, year-to-date internal deposit growth was $4.6 million.  More specifically, total deposits as of June 30, 2007, were $2.180 billion versus $2.176 billion on December 31, 2006.

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

Total time deposits decreased approximately $22.4 million to $1.109 billion at June 30, 2007, from $1.131 billion at December 31, 2006.  Non-interest bearing transaction accounts increased $2.7 million to $308.0 million at June 30, 2007, compared to $305.3 million at December 31, 2006.  Interest bearing transaction and savings accounts were $763.0 million at June 30, 2007, a $24.3 million increase compared to $738.8 million on December 31, 2006.  The Company had $45.0 million and $50.0 million of brokered deposits at June 30, 2007 and December 31, 2006, respectively.

LONG-TERM DEBT

During the six month period ended June 30, 2007, the Company decreased long-term debt by $712,000, or 0.9% from December 31, 2006.  This decrease is primarily the result of scheduled principal pay downs on FHLB long-term advances.

CAPITAL

Overview

At June 30, 2007, total capital reached $263.3 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At June 30, 2007, the Company’s equity to asset ratio was 9.90% compared to 9.77% at year-end 2006.

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

During the six-month period ended June 30, 2007, the Company repurchased 160,578 shares of stock under the repurchase plan with a weighted average repurchase price of $27.92 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 180,389 shares.

Cash Dividends

The Company declared cash dividends on its common stock of $0.36 per share for the first six months of 2007 compared to $0.33 per share for the first six months of 2006.  In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

Parent Company Liquidity

The primary sources for payment of dividends by the Company to its shareholders and the share repurchase plan are the current cash on hand at the parent company plus the future dividends received from the eight affiliate banks.  Payment of dividends by the eight affiliate banks is subject to various regulatory limitations.  Reference is made to the Liquidity and Market Risk Management discussions of Item 3 – Quantitative and Qualitative Disclosure About Market Risk for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  As of June 30, 2007, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at June 30, 2007 and December 31, 2006, are presented in table 11.

Table 11:  Risk-Based Capital

	June 30,	December 31,
($ in thousands)	2007	2006

Tier 1 capital
Stockholders’ equity	$263,305	$259,016
Trust preferred securities	30,000	30,000
Intangible assets	(64,144)	(64,334)
Unrealized loss on available-
for-sale securities, net of taxes	2,590	2,198

Total Tier 1 capital	231,751	226,880

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	187	167
Qualifying allowance for loan losses	23,565	22,953

Total Tier 2 capital	23,752	23,120

Total risk-based capital	$255,503	$250,000

Risk weighted assets	$1,882,040	$1,831,063

Assets for leverage ratio	$2,584,670	$2,568,472

Ratios at end of period
Leverage ratio	8.97%	8.83%
Tier 1 capital	12.31%	12.39%
Total risk-based capital	13.58%	13.65%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  Statement No. 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  Statement No. 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position, operations or cash flows.

In September 2006, the FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 requires employers accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion – 1967.  Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  EITF 06-4 is effective for the Company on January 1, 2008.  The Company is currently evaluating the effect the implementation of EITF 06-4 will have on its financial position, operations and cash flows.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At June 30, 2007, undivided profits of the Company's subsidiaries were approximately $150.6 million, of which approximately $9 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed.  At June 30, 2007, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At June 30, 2007, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 18.1% of total assets, as compared to 19.4% at December 31, 2006.

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

Third, the Company’s affiliate banks have lines of credits available with the Federal Home Loan Bank.  While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs.  Approximately $404 million of these lines of credit are currently available, if needed.

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

Table A below presents the Company’s interest rate sensitivity position at June 30, 2007.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$47,684	$--	$--	$--	$--	$--	$--	$47,684
Assets held in trading
accounts	1,500	--	--	2,996	--	--	--	4,496
Investment securities	60,408	26,488	35,001	74,557	154,780	96,916	77,431	525,581
Mortgage loans held for sale	9,928	--	--	--	--	--	--	9,928
Loans	556,461	174,960	156,034	324,561	242,624	337,895	28,895	1,821,430

Total earning assets	675,981	201,448	191,035	402,114	397,404	434,811	106,326	2,409,119

Interest bearing liabilities
Interest bearing transaction
and savings deposits	437,736	--	--	--	65,056	195,169	65,056	763,017
Time deposits	117,108	209,092	286,114	390,406	79,582	26,734	--	1,109,036
Short-term debt	109,019	--	--	--	--	--	--	109,019
Long-term debt	13,107	1,411	2,078	8,626	6,787	25,902	24,688	82,599
Total interest bearing
liabilities	676,970	210,503	288,192	399,032	151,425	247,805	89,744	2,063,671

Interest rate sensitivity Gap	$(989)	$(9,055)	$(97,157)	$3,082	$245,979	$187,006	$16,582	$345,448
Cumulative interest rate
sensitivity Gap	$(989)	$(10,044)	$(107,201)	$(104,119)	$141,860	$328,866	$345,448
Cumulative rate sensitive asset
to rate sensitive liabilities	99.9%	98.9%	90.9%	93.4%	108.2%	116.7%	116.7%
Cumulative Gap as a % of
earning assets	0.0%	(0.4)%	(4.4)%	(4.3)%	5.9%	13.7%	14.3%

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

Part II:    Other Information

Item 1A.  Risk Factors

There has been no material change in the risk factors disclosure from that contained in the Company’s 2006 Form 10-K for the fiscal year ended December 31, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made the following purchases of its common stock during the three months ended June 30, 2007:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

April 1 – April 30	16,100	$29.00	16,100	255,189
May 1 – May 31	44,300	26.88	44,300	210,889
June 1 – June 30	30,500	27.26	30,500	180,389

Total	90,900	$27.38	90,900

Item 4.     Submission of Matters to a Vote of Security Holders

(a) The annual shareholders meeting of the Company was held on April 10, 2007.  The matters submitted to the security holders for approval included (1) setting the number of directors at nine (9), (2) the election of nine (9) directors and (3) amending the Articles of Incorporation to increase the number of authorized shares of Class A, $0.01 par value, Common Stock of the Company from 30,000,000 to 60,000,000.

(b) At the annual meeting, all nine (9) directors were elected by proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, without any solicitation in opposition thereto.

The following table summarizes the required analysis of the voting by security holders at the annual meeting of shareholders held on April 10, 2007:

Voting of Shares

				Broker
Action	For	Against	Abstain	Non-Votes
Set number of directors
at nine (9)	9,331,907	7,893	118,392	2,265,922

			Withhold	Broker
Election of Directors:	For	Against	Authority	Non-Votes
William E. Clark (1)	9,417,191	--	46,857	2,260,066
Steven A. Cossé	9,390,527	--	73,522	2,260,066
George A. Makris, Jr.	9,380,303	--	83,644	2,260,167
J. Thomas May	9,425,924	--	36,743	2,261,448
W. Scott McGeorge	9,388,127	--	75,920	2,261,067
Stanley E. Reed	9,443,130	--	20,918	2,260,067
Harry L. Ryburn	9,375,797	--	88,250	2,240,067
Robert L. Shoptaw	9,416,182	--	47,866	2,260,067
Henry F. Trotter, Jr.	9,420,389	--	43,588	2,260,167

Action	For	Against	Abstain	Non-Votes
Amend the Articles of Incorporation
to increase the number of
authorized shares of Class A,
$0.01 par value, Common Stock of
the Company from 30,000,000
to 60,000,000	8,853,061	435,787	145,627	2,289,640

(1)
On May 15, 2007, Mr. Clark died after a brief illness.  There are no current plans to replace Mr. Clark on the board, but as provided in the Company’s bylaws, the remaining members of the board may appoint a replacement to serve until the Company’s annual meeting in 2008.

Item 6.     Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Simmons First National Corporation.*

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

31.1	Rule 13a-14(a)/15d-14(a) Certification – J. Thomas May, Chairman and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification – Robert A. Fehlman, Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:August 9, 2007	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date:August 9, 2007	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer