Form 10-Q
period 2007-09-30
SIMMONS FIRST NATIONAL CORP
filed 2007-11-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2007	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 25, 2007 was 13,928,262.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2007

INDEX

Part I:	Financial Information
Item 1.	Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

ASSETS

	September 30,	December 31,
(In thousands, except share data)	2007	2006
	(Unaudited)
Cash and non-interest bearing balances due from banks	$85,370	$83,452
Interest bearing balances due from banks	6,557	45,829
Federal funds sold	25,655	21,870
Cash and cash equivalents	117,582	151,151

Investment securities	529,488	527,126
Mortgage loans held for sale	8,244	7,091
Assets held in trading accounts	5,482	4,487
Loans	1,875,235	1,783,495
Allowance for loan losses	(25,107)	(25,385)
Net loans	1,850,128	1,758,110

Premises and equipment	73,088	67,926
Foreclosed assets held for sale, net	1,629	1,940
Interest receivable	25,699	21,974
Bank owned life insurance	37,632	36,133
Goodwill	60,605	60,605
Core deposit premiums	3,583	4,199
Other assets	8,527	10,671

TOTAL ASSETS	$2,721,687	$2,651,413

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
(In thousands, except share data)	2007	2006
	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$319,792	$305,327
Interest bearing transaction accounts and savings deposits	730,533	738,763
Time deposits	1,122,994	1,131,441
Total deposits	2,173,319	2,175,531
Federal funds purchased and securities sold
under agreements to repurchase	106,984	105,036
Short-term debt	67,595	6,114
Long-term debt	79,655	83,311
Accrued interest and other liabilities	26,533	22,405
Total liabilities	2,454,086	2,392,397

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized
60,000,000 shares at 2007 and 30,000,000 shares at 2006,
13,934,509 issued and outstanding at 2007 and 14,196,855 at 2006	139	142
Surplus	41,470	48,678
Undivided profits	225,972	212,394
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities,
net of income taxes of $12 at 2007 and income tax credits of	20	(2,198)
$1,319 at 2006
Total stockholders’ equity	267,601	259,016

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,721,687	$2,651,413

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$36,604	$33,924	$105,751	$95,705
Federal funds sold	302	325	1,303	692
Investment securities	6,046	5,183	17,656	14,991
Mortgage loans held for sale	147	141	383	369
Assets held in trading accounts	71	14	124	58
Interest bearing balances due from banks	131	229	938	785
TOTAL INTEREST INCOME	43,301	39,816	126,155	112,600

INTEREST EXPENSE
Deposits	16,635	14,404	49,299	38,313
Federal funds purchased and securities sold
under agreements to repurchase	1,404	1,152	4,057	3,320
Short-term debt	519	761	637	1,082
Long-term debt	1,173	1,122	3,568	3,364
TOTAL INTEREST EXPENSE	19,731	17,439	57,561	46,079

NET INTEREST INCOME	23,570	22,377	68,594	66,521
Provision for loan losses	850	602	2,432	3,099

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	22,720	21,775	66,162	63,422

NON-INTEREST INCOME
Trust income	1,528	1,435	4,639	4,095
Service charges on deposit accounts	3,759	3,973	10,912	11,945
Other service charges and fees	698	596	2,198	1,846
Income on sale of mortgage loans, net of commissions	715	763	2,121	2,194
Income on investment banking, net of commissions	90	55	393	252
Credit card fees	3,115	2,755	8,789	7,912
Premiums on sale of student loans	419	413	2,042	1,808
Bank owned life insurance income	367	382	1,090	1,098
Other income	682	654	1,980	2,004
TOTAL NON-INTEREST INCOME	11,373	11,026	34,164	33,154

NON-INTEREST EXPENSE
Salaries and employee benefits	13,778	13,298	41,406	40,269
Occupancy expense, net	1,671	1,612	4,945	4,673
Furniture and equipment expense	1,455	1,407	4,428	4,281
Loss on foreclosed assets	77	32	137	105
Deposit insurance	85	64	220	204
Other operating expenses	6,157	5,722	18,312	17,029
TOTAL NON-INTEREST EXPENSE	23,223	22,135	69,448	66,561

INCOME BEFORE INCOME TAXES	10,870	10,666	30,878	30,015
Provision for income taxes	3,370	3,219	9,710	9,284

NET INCOME	$7,500	$7,447	$21,168	$20,731
BASIC EARNINGS PER SHARE	$0.53	$0.53	$1.50	$1.46
DILUTED EARNINGS PER SHARE	$0.53	$0.51	$1.48	$1.43

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006

	September 30,	September 30,
(In thousands)	2007	2006
		(Unaudited)
OPERATING ACTIVITIES
Net income	$21,168	$20,731
Items not requiring (providing) cash
Depreciation and amortization	4,161	4,104
Provision for loan losses	2,432	3,099
Net amortization of investment securities	119	185
Deferred income taxes	725	864
Bank owned life insurance income	(1,090)	(1,098)
Changes in
Interest receivable	(3,725)	(3,199)
Mortgage loans held for sale	(1,153)	1,266
Assets held in trading accounts	(995)	56
Other assets	2,140	61
Accrued interest and other liabilities	3,278	7,445
Income taxes payable	123	(1,444)
Net cash provided by operating activities	27,183	32,070

INVESTING ACTIVITIES
Net originations of loans	(96,521)	(75,408)
Purchases of premises and equipment, net	(8,706)	(6,890)
Proceeds from sale of foreclosed assets	2,382	982
Proceeds from sale of securities	--	1,542
Proceeds from maturities of available-for-sale securities	72,601	78,503
Purchases of available-for-sale securities	(72,614)	(65,625)
Proceeds from maturities of held-to-maturity securities	20,224	18,841
Purchases of held-to-maturity securities	(20,512)	(41,620)
Purchases of bank owned life insurance	(405)	(1,341)
Net cash used in investing activities	(103,551)	(91,016)

FINANCING ACTIVITIES
Net change in deposits	(2,174)	88,518
Net change in short-term debt	61,481	53,819
Dividends paid	(7,590)	(7,110)
Proceeds from issuance of long-term debt	6,135	6,785
Repayment of long-term debt	(9,791)	(11,632)
Net change in Federal funds purchased and
securities sold under agreements to repurchase	1,948	(21,688)
Repurchase of common stock, net	(7,210)	(4,656)
Net cash provided by financing activities	42,799	104,036

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,569)	45,090
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	151,151	101,573

CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,582	$146,663

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2007 and 2006

			Accumulated Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (Loss)	Profits	Total

Balance, December 31, 2005	$143	$53,723	$(4,360)	$194,579	$244,085
Comprehensive income
Net income	--	--	--	20,731	20,731
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $924	--	--	1,542	--	1,542
Comprehensive income					22,273
Stock issued as bonus shares – 10,200 shares	--	275	--	--	275
Exercise of stock options – 67,580 shares	1	992	--	--	993
Securities exchanged under stock option plan	--	(799)	--	--	(799)
Stock granted under				--
Stock-based compensation plans	--	69	--		69
Repurchase of common stock – 188,900 shares	(2)	(5,192)	--	--	(5,194)
Dividends paid – $0.50 per share	--	--	--	(7,110)	(7,110)

Balance, September 30, 2006 (Unaudited)	142	49,068	(2,818)	208,200	254,592
Comprehensive income
Net income	--	--	--	6,750	6,750
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $372	--	--	620	--	620
Comprehensive income					7,370
Exercise of stock options – 39,300 shares	1	524	--	--	525
Stock granted under
Stock-based compensation plans	--	19	--	--	19
Securities exchanged under stock option plan	--	(492)	--	--	(492)
Repurchase of common stock – 14,200 shares	(1)	(441)	--	--	(442)
Dividends paid – $0.18 per share	--	--	--	(2,556)	(2,556)

Balance, December 31, 2006	142	48,678	(2,198)	212,394	259,016
Comprehensive income
Net income	--	--	--	21,168	21,168
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $1,331	--	--	2,218	--	2,218
Comprehensive income					23,386
Stock issued as bonus shares – 8,800 shares	--	250	--	--	250
Exercise of stock options – 30,200 shares	--	466	--	--	466
Stock granted under
Stock-based compensation plans	--	143	--	--	143
Securities exchanged under stock option plan	--	(187)	--	--	(187)
Repurchase of common stock – 294,831 shares	(3)	(7,880)	--	--	(7,883)
Dividends paid – $0.54 per share	--	--	--	(7,590)	(7,590)

Balance, September 30, 2007 (Unaudited)	$139	$41,470	$20	$225,972	$267,601

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

In September 2006, the FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 requires employers accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion – 1967.  Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  EITF 06-4 is effective for the Company on January 1, 2008.  The Company is currently evaluating the effect the implementation of EITF 06-4 will have on its financial position, operations and cash flows.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net income	$7,500	$7,447	$21,168	$20,731

Average common shares outstanding	13,977	14,196	14,084	14,236
Average potential dilutive common shares	200	255	200	255
Average diluted common shares	14,177	14,451	14,284	14,491

Basic earnings per share	$0.53	$0.53	$1.50	$1.46
Diluted earnings per share	$0.53	$0.51	$1.48	$1.43

NOTE 2:    INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30, 2007				December 31, 2006
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$1,500	$10	$--	$1,510	$--	$--	$--	$--
U.S. Government agencies	43,000	352	(58)	43,294	54,998	367	(272)	55,093
Mortgage-backed securities	136	3	--	139	155	3	(1)	157
State and political subdivisions	133,196	409	(1,237)	132,368	122,472	667	(892)	122,247
Other securities	2,374	--	--	2,374	2,319	--	--	2,319
	$180,206	$774	$(1,295)	$179,685	$179,944	$1,037	$(1,165)	$179,816

Available-for-Sale
U.S. Treasury	$7,492	$25	$--	$7,517	$6,970	$--	$(30)	$6,940
U.S. Government agencies	325,603	700	(889)	325,414	326,301	287	(4,177)	322,411
Mortgage-backed securities	2,928	36	(195)	2,769	3,032	--	(76)	2,956
State and political subdivisions	980	59	(55)	984	1,360	10	--	1,370
Other securities	12,248	350	--	12,598	13,035	470	--	13,505
	$349,251	$1,170	$(1,139)	$349,282	$350,698	$767	$(4,283)	$347,182

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $401,545,000 at September 30, 2007 and $400,668,000 at December 31, 2006.

The book value of securities sold under agreements to repurchase amounted to $79,994,000 and $80,566,000 for September 30, 2007 and December 31, 2006, respectively.

Income earned on securities for the nine months ended September 30, 2007 and 2006 is as follows:

(In thousands)	2007	2006

Taxable
Held-to-maturity	$1,991	$1,321
Available-for-sale	11,785	10,136

Non-taxable
Held-to-maturity	3,837	3,454
Available-for-sale	43	80
Total	$17,656	$14,991

Maturities of investment securities at September 30, 2007 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$22,914	$22,845	$96,125	$95,815
After one through five years	48,995	48,906	76,077	75,663
After five through ten years	84,072	84,031	162,727	163,262
After ten years	22,781	22,459	2,074	1,944
Other securities	1,444	1,444	12,248	12,598
Total	$180,206	$179,685	$349,251	$349,282

There were no realized gains or losses for the nine-months ended September 30, 2007 or 2006.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:    LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

	September 30,	December 31,
(In thousands)	2007	2006

Consumer
Credit cards	$149,185	$143,359
Student loans	78,377	84,831
Other consumer	140,771	142,596
Real Estate
Construction	259,705	277,411
Single family residential	377,153	364,450
Other commercial	538,924	512,404
Commercial
Commercial	201,903	178,028
Agricultural	111,984	62,293
Financial institutions	5,905	4,766
Other	11,328	13,357
Total loans before allowance for loan losses	$1,875,235	$1,783,495

As of September 30, 2007, credit card loans, which are unsecured, were $149,185,000, or 8.0% of total loans, versus $143,359,000, or 8.0% of total loans at December 31, 2006.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At September 30, 2007 and December 31, 2006, impaired loans totaled $11,686,000 and $12,829,000, respectively.  All impaired loans had either specific or general allocations within the allowance for loan losses.  Allocations of the allowance for loan losses relative to impaired loans were $3,597,000 at September 30, 2007 and $3,418,000 at December 31, 2006.  Approximately $161,000 and $297,000 of interest income was recognized on average impaired loans of $11,525,000 and $13,133,000 as of September 30, 2007 and 2006, respectively.  Interest recognized on impaired loans on a cash basis during the first nine months of 2007 and 2006 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2007	2006

Balance, beginning of year	$25,385	$26,923
Additions
Provision charged to expense	2,432	3,099
	27,817	30,022
Deductions
Losses charged to allowance, net of recoveries
of $2,160 and $2,266 for the first nine months of
2007 and 2006, respectively	2,710	2,618
Reclassification of reserve related to unfunded commitments(1)	--	1,525

Balance, September 30	$25,107	25,879

Additions
Provision charged to expense		663
Deductions
Losses charged to allowance, net of recoveries
of $840 for the last three months of 2006		1,157

Balance, end of year		$25,385

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at September 30, 2007 and December 31, 2006, were as follows:

	September 30,	December 31,
(In thousands)	2007	2006

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(3,239)	(2,623)

Net core deposit premiums	$3,583	$4,199

Core deposit premium amortization expense recorded for the nine months ended September 30, 2007 and 2006, was $616,000 and $623,000, respectively.  The Company’s estimated amortization expense for the remainder of 2007 is $202,000, and for each of the following four years is:
2008 – $807,000; 2009 – $802,000; 2010 – $699,000; and 2011 – $451,000.

NOTE 5:    TIME DEPOSITS

Time deposits include approximately $442,706,000 and $450,310,000 of certificates of deposit of $100,000 or more at September 30, 2007 and December 31, 2006 respectively.

NOTE 6:            INCOME TAXES

The provision for income taxes is comprised of the following components:

	September 30,	September 30,
(In thousands)	2007	2006

Income taxes currently payable	$8,985	$8,420
Deferred income taxes	725	864

Provision for income taxes	$9,710	$9,284

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	September 30,	December 31,
(In thousands)	2007	2006

Deferred tax assets
Allowance for loan losses	$8,548	$8,543
Valuation of foreclosed assets	63	63
Deferred compensation payable	1,397	1,275
FHLB advances	34	58
Vacation compensation	800	740
Loan interest	140	140
Available-for-sale securities	--	1,319
Other	334	174
Total deferred tax assets	11,316	12,312

Deferred tax liabilities
Accumulated depreciation	(592)	(852)
Deferred loan fee income and expenses, net	(921)	(787)
FHLB stock dividends	(956)	(887)
Goodwill and core deposit premium amortization	(6,991)	(6,051)
Available-for-sale securities	(12)	--
Other	(1,044)	(880)
Total deferred tax liabilities	(10,516)	(9,457)

Net deferred tax assets included in other
assets on balance sheets	$800	$2,855

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	September 30,	September 30,
(In thousands)	2007	2006

Computed at the statutory rate (35%)	$10,807	$10,505
Increase (decrease) resulting from:
Tax exempt income	(1,490)	(1,389)
Other differences, net	393	168
Actual tax provision	$9,710	$9,284

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

NOTE 7:    SHORT-TERM AND LONG-TERM DEBT

Long-term debt at September 30, 2007 and December 31, 2006, consisted of the following components:

	September 30,	December 31,
(In thousands)	2007	2006

Note Payable, due July 2007, at a floating rate of
0.90% above the one-month LIBOR rate, reset
monthly, unsecured	$--	$2,000
FHLB advances, due 2007 to 2024, 2.58% to 8.41%
secured by residential real estate loans	48,725	50,381
Trust preferred securities, due 2033,
fixed at 8.25%, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
floating rate of 2.80% above the three-month LIBOR rate
reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310

	$79,655	$83,311

At September 30, 2007, the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $66.5 million with a weighted average rate of 5.21% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at September 30, 2007 are:

		Annual
(In thousands)	Year	Maturities

	2007	$2,005
	2008	12,891
	2009	5,509
	2010	5,442
	2011	4,254
	Thereafter	49,554

	Total	$79,655

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

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans.  The Company was later added as a party defendant.  The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company and the banks have filed Motions to Dismiss.  The plaintiffs were granted additional time to discover any evidence for litigation, and have submitted such findings.  At the hearing on the Motions for Summary Judgment, the Court dismissed Simmons First National Bank due to lack of venue.  Venue has been changed to Jefferson County for the Company and Simmons First Bank of South Arkansas.  At this time, no basis for any material liability has been identified.  The Company and the bank continue to vigorously defend the claims asserted in the suit.

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

During the nine-month period ended September 30, 2007, the Company repurchased 294,831 shares of stock under the repurchase plan with a weighted average repurchase price of $26.79 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 46,136 shares.

NOTE 10:    UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At September 30, 2007, the bank subsidiaries had approximately $10 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of September 30, 2007, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 13.35% at September 30, 2007.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the nine months ended September 30, 2007:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2007	516,670	$16.32	22,646	$25.69
Granted	56,500	28.42	8,800	28.42
Stock Options Exercised	(30,200)	15.43	--	--
Stock Awards Vested	--	--	(6,314)	25.31
Forfeited/Expired	(4,000)	12.13	--	--

Balance, September 30, 2007	538,970	$17.67	25,132	$26.74
Exercisable, September 30, 2007	440,484	$15.54

The following table summarizes information about stock options under the plans outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.56 to $12.22	310,200	1.4 Years	$12.08	310,200	$12.08
$15.35 to $16.32	12,860	1.5 Years	$15.85	12,860	$15.85
$23.78 to $24.50	98,210	3.9 Years	$24.06	91,184	$24.06
$26.19 to $28.42	117,700	5.9 Years	$27.27	26,240	$26.88

Stock-based compensation expense totaled $306,611 and $213,341 during the nine months ended September 30, 2007 and 2006, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $480,668 at September 30, 2007.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.01 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $671,998 at September 30, 2007.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.91 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at September 30, 2007 were $4.7 million and $4.8 million, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $26.34 as of September 28, 2007, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the nine months ended September 30, 2007 and 2006, were $329,539 and $913,682, respectively.

NOTE 12:    ADDITIONAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(In thousands)	2007	2006

Interest paid	$57,557	$43,552
Income taxes paid	$8,447	$9,865

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

At September 30, 2007, the Company had outstanding commitments to extend credit aggregating approximately $231,728,000 and $343,635,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2006, the Company had outstanding commitments to extend credit aggregating approximately $202,047,000 and $529,697,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,583,000 and $5,477,000 at September 30, 2007 and December 31, 2006, respectively, with terms ranging from ninety days to three years.  At September 30, 2007 and December 31, 2006 the Company’s deferred revenue under standby letter of credit agreements is approximately $73,000 and $35,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2007, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the related consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
November 8, 2007

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Simmons First National Corporation recorded earnings of $7,500,000, or $0.53 diluted earnings per share for the third quarter of 2007, compared to earnings of $7,447,000, or $0.51 diluted earnings per share for same period in 2006.  This represents a $53,000, or 0.7% increase in the third quarter 2007 earnings compared to 2006.  From September 30, 2006 to September 30, 2007, quarterly diluted earnings per share increased by $0.02, or 3.9%.  Annualized return on average assets and annualized return on average stockholders’ equity for the three-month period ended September 30, 2007, were 1.11% and 11.16%, compared to 1.13% and 11.70%, respectively, for the same period in 2006.

Earnings for the nine-month period ended September 30, 2007, were $21,168,000, or $1.48 per diluted share.  These earnings reflect an increase of $437,000, or $0.05 per share, when compared to the nine-month period ended September 30, 2006 earnings of $20,731,000, or $1.43 per diluted share.  Annualized return on average assets and annualized return on average stockholders’ equity for the nine-month period ended September 30, 2007 were 1.06% and 10.69%, compared to 1.08% and 11.13%, respectively, for the same period in 2006.

The non-performing assets ratio (the sum of non-performing loans and foreclosed assets divided by the sum of total loans and foreclosed assets) was 62 basis points at September 30, 2007, compared to 67 basis points at December 31, 2006.  Non-performing loans to total loans were 53 basis points at the end of the quarter, compared to 56 basis points at December 31, 2006.  The allowance for loan losses equaled 251% of non-performing loans as of September 30, 2007, compared to 252% as of year-end 2006.  The allowance for loan losses as a percent of total loans equaled 1.34% and 1.42% as of September 30, 2007 and December 31, 2006, respectively.

Annualized net charge-offs to total loans for the third quarter of 2007 were 20 basis points.  Excluding credit cards, annualized net charge-offs to total loans were 13 basis points.  The credit card annualized net charge-offs as a percent of the credit card portfolio were 1.02% for the quarter ended September 30, 2007, more than 400 basis points below the most recently published industry average of 5.06%.  For the nine-month period ended September 30, 2007, the credit card annualized net charge-offs as a percent of the credit card portfolio were 1.16%.  Credit card charge-offs increased during the fourth quarter of 2005 due to a new bankruptcy law that went into effect in October of 2005.  Bankruptcy filings have declined significantly from the high levels of the fourth quarter of 2005, and the Company’s credit card charge-offs have remained at historically low levels since the first quarter of 2006.  The Company expects credit card charge-offs to gradually return to the Company’s more historical level in excess of 2%, although the trend continues to be slower than previously anticipated.

Total assets for the Company at September 30, 2007, were $2.722 billion, an increase of $70.3 million, or 2.6% from December 31, 2006.  Stockholders’ equity at the end of the third quarter of 2007 was $267.6 million, an $8.6 million, or 3.3% increase from December 31, 2006.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 86 offices, of which 83 are financial centers, located in 47 communities.

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

A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan.  This includes loans that are delinquent ninety days or more, nonaccrual loans and certain other loans identified by management.  Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan losses.  Specific allocations are applied when quantifiable factors are present requiring a greater allocation than that established using the classified asset approach, as defined by the Office of the Comptroller of the Currency.  Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent ninety days, unless management is aware of circumstances which warrant continuing the interest accrual.  Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

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

Core Deposit Premiums

Core deposit premiums are being amortized using both straight-line and accelerated methods over periods ranging from eight to eleven years.  Such assets are periodically evaluated as to the recoverability of their carrying value.

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

Net Interest Income Quarter-to-Date Analysis

For the three-month period ended September 30, 2007, net interest income on a fully taxable equivalent basis was $24.4million, an increase of $1.3 million, or 5.5%, from the same period in 2006. The increase in net interest income was the result of a $3.6 million increase in interest income offset by a $2.3 million increase in interest expense.

The $3.6 million increase in interest income primarily is the result of a 38 basis point increase in yield on earning assets associated with the repricing to a higher interest rate environment, as well as a $71.3 million increase in average interest earning assets due to internal growth.  The higher interest rates accounted for a $2.0 million increase in interest income.  The most significant component of this increase was the $1.1 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio increased 24 basis points from 7.63% to 7.87%.  The growth in average interest earning assets resulted in a $1.5 million improvement in interest income, due entirely to growth in average loans.

The $2.3 million increase in interest expense is the result of a 35 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment, coupled with a $54.2 million increase in average interest bearing liabilities generated through internal growth.  The higher interest rates accounted for a $1.7 million increase in interest expense. The most significant component of this increase was the $1.4 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits increased 50 basis points from 4.20% to 4.70%.  The higher level of average interest bearing liabilities resulted in a $568,000 increase in interest expense.  More specifically, the higher level of average interest bearing liabilities was the result of an increase of approximately $51.0 million from internal deposit growth and $3.2 million in federal funds purchased and other debt.

Net Interest Income Year-to-Date Analysis

For the nine-month period ended September 30, 2007, net interest income on a fully taxable equivalent basis was $71.1 million, an increase of $2.2 million, or 3.3%, from the same period in 2006.  The increase in net interest income was the result of a $13.7 million increase in interest income offset by an $11.5 million increase in interest expense.

The $13.7 million increase in interest income primarily is the result of a 48 basis point increase in yield on earning assets associated with the repricing to a higher interest rate environment, as well as a $100.6 million increase in average interest earning assets due to internal growth.  The higher interest rates accounted for an $8.1 million increase in interest income.  The most significant component of this increase was the $5.2 million increase associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio increased 39 basis points from 7.43% to 7.82%.  Another $2.6 million of the increase in interest income was due to repricing within the Company’s investment portfolio.  The average rate earned on the investment portfolio increased 72 basis points from 4.33% to 5.05%.  The growth in average interest earning assets resulted in a $5.6 million improvement in interest income.  The growth in average loans accounted for $4.8 million of this increase.

The $11.5 million increase in interest expense is the result of a 61 basis point increase in cost of funds due to competitive repricing during a higher interest rate environment, coupled with an $89.2 million increase in average interest bearing liabilities generated through internal growth.  The higher interest rates accounted for an $8.6 million increase in interest expense. The most significant component of this increase was the $6.6 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits increased 81 basis points from 3.87% to 4.68%.  The higher level of average interest bearing liabilities resulted in a $ 2.8 million increase in interest expense.  More specifically, the higher level of average interest bearing liabilities was the result of an increase of approximately $89.7 million from internal deposit growth.

Net Interest Margin

The Company’s net interest margin increased 10 basis points to 4.01% for the three-month period ended September 30, 2007, when compared to 3.91% for the same period in 2006.  Net interest margin increased by 5 basis points from the previous quarter, the third consecutive improvement in net interest margin following seven successive quarterly declines.  The margin improvement was primarily due to the improvement in the yield on securities from maturities and repricing during the quarter, along with reasonable good growth in the loan portfolio.  The rate of increase in the average cost of deposits also continued to slow during the quarter.  The drop in the Federal Funds rate occurred too late in the quarter to have any impact on margin; though the Company’s interest model reflects a slight margin compression for approximately sixty days, then turning positive. Due to the uncertainty of future rate movements and the current yield curve, the Company anticipates a flat to slightly declining margin for the balance of 2007.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2007 versus September 30, 2006.

Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Interest income	$43,301	$39,816	$126,155	$112,600
FTE adjustment	871	796	2,554	2,380
Interest income - FTE	44,172	40,612	128,709	114,980
Interest expense	19,731	17,439	57,561	46,079

Net interest income – FTE	$24,441	$23,173	$71,148	$68,901

Yield on earning assets – FTE	7.24%	6.86%	7.14%	6.66%
Cost of interest bearing liabilities	3.76%	3.41%	3.72%	3.11%
Net interest spread – FTE	3.48%	3.45%	3.42%	3.55%
Net interest margin – FTE	4.01%	3.91%	3.95%	3.99%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2007 vs. 2006	2007 vs. 2006

Increase due to change in earning assets	$1,535	$5,632
Increase due to change in earning asset yields	2,025	8,097
Decrease due to change in interest
bearing liabilities	(569)	(2,835)
Decrease due to change in interest rates
paid on interest bearing liabilities	(1,723)	(8,647)
Increase in net interest income	$1,268	$2,247

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2007 and 2006.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$9,382	$131	5.54	$16,851	$229	5.39
Federal funds sold	21,083	302	5.68	22,966	325	5.61
Investment securities - taxable	395,038	4,709	4.73	410,542	4,005	3.87
Investment securities - non-taxable	132,663	2,139	6.40	117,224	1,885	6.38
Mortgage loans held for sale	8,747	147	6.67	8,368	141	6.69
Assets held in trading accounts	4,930	71	5.71	4,598	14	1.21
Loans	1,849,091	36,673	7.87	1,769,131	34,013	7.63
Total interest earning assets	2,420,934	44,172	7.24	2,349,680	40,612	6.86
Non-earning assets	255,655			254,517
Total assets	$2,676,589			$2,604,197

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$724,782	$3,328	1.82	$722,920	$3,023	1.66
Time deposits	1,123,967	13,307	4.70	1,074,875	11,381	4.20
Total interest bearing deposits	1,848,749	16,635	3.57	1,797,795	14,404	3.18
Federal funds purchased and
securities sold under agreement
to repurchase	113,060	1,404	4.93	93,670	1,152	4.88
Other borrowed funds
Short-term debt	38,710	519	5.32	54,120	761	5.58
Long-term debt	80,123	1,173	5.81	80,825	1,122	5.51
Total interest bearing liabilities	2,080,642	19,731	3.76	2,026,410	17,439	3.41
Non-interest bearing liabilities
Non-interest bearing deposits	305,453			302,490
Other liabilities	23,943			22,804
Total liabilities	2,410,038			2,351,704
Stockholders’ equity	266,551			252,493
Total liabilities and
stockholders’ equity	$2,676,589			$2,604,197
Net interest spread			3.48			3.45
Net interest margin		$24,441	4.01		$23,173	3.91

	Nine Months Ended September 30
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$23,325	$938	5.38	$22,209	$785	4.73
Federal funds sold	32,576	1,303	5.35	18,471	692	5.01
Investment securities - taxable	401,105	13,776	4.59	410,500	11,457	3.73
Investment securities - non-taxable	128,268	6,208	6.47	117,566	5,654	6.43
Mortgage loans held for sale	8,116	383	6.31	7,794	369	6.33
Assets held in trading accounts	4,748	124	3.49	4,602	58	1.69
Loans	1,811,378	105,977	7.82	1,727,725	95,965	7.43
Total interest earning assets	2,409,516	128,709	7.14	2,308,867	114,980	6.66
Non-earning assets	252,766			249,069
Total assets	$2,662,282			$2,557,936

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$731,989	$9,832	1.80	$740,321	$8,476	1.53
Time deposits	1,128,660	39,467	4.68	1,030,591	29,837	3.87
Total interest bearing deposits	1,860,649	49,299	3.54	1,770,912	38,313	2.89
Federal funds purchased and
securities sold under agreement
to repurchase	110,293	4,057	4.92	99,613	3,320	4.46
Other borrowed funds
Short-term debt	15,276	637	5.58	25,400	1,082	5.70
Long-term debt	81,495	3,568	5.85	82,570	3,364	5.45
Total interest bearing liabilities	2,067,713	57,561	3.72	1,978,495	46,079	3.11
Non-interest bearing liabilities
Non-interest bearing deposits	307,075			309,873
Other liabilities	22,804			20,451
Total liabilities	2,397,592			2,308,819
Stockholders’ equity	264,690			249,117
Total liabilities and
stockholders’ equity	$2,662,282			$2,557,936
Net interest spread			3.42			3.55
Net interest margin		$71,148	3.95		$68,901	3.99

Table 4 presents changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and nine-month period ended September 30, 2007, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30, 2007 over 2006			Nine Months Ended September 30, 2007 over 2006
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$(105)	$6	$(99)	$40	$112	$152
Federal funds sold	(27)	4	(23)	561	50	611
Investment securities-taxable	(156)	860	704	(268)	2,588	2,320
Investment securities-non-taxable	250	5	255	518	36	554
Mortgage loans held for sale	6	--	6	15	(1)	14
Assets held in trading accounts	1	56	57	2	64	66
Loans	1,566	1,094	2,660	4,764	5,248	10,012

Total	1,535	2,025	3,560	5,632	8,097	13,729

Interest expense
Interest bearing transaction and
savings accounts	8	297	305	(96)	1,452	1,356
Time deposits	537	1,389	1,926	3,023	6,607	9,630
Federal funds purchased
and securities sold under
agreements to repurchase	240	11	251	375	362	737
Other borrowed funds
Short-term debt	(207)	(34)	(241)	(423)	(22)	(445)
Long-term debt	(9)	60	51	(44)	248	204
Total	569	1,723	2,292	2,835	8,647	11,482
Increase (decrease) in net
interest income	$966	$302	$1,268	$2,797	$(550)	$2,247

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

The provision for loan losses for the three-month period ended September 30, 2007, was $850,000, compared to $602,000 for the three-month period ended September 30, 2006, an increase of $248,000.  The provision increase was primarily due to an increase in commercial real estate delinquencies in the Northwest Arkansas region.

The provision for loan losses for the nine-month period ended September 30, 2007, was $2.4 million, compared to $3.1 million for the nine-month period ended September 30, 2006, a reduction of $0.7 million.  The provision reduction for the nine-month period was primarily driven by two factors.

First, there was improvement in the credit quality of the loan portfolio in 2006, particularly due to the payoff of two large credit relationships after March 31, 2006.  One was upgraded two levels from substandard to watch, based on improved financial condition of the borrower, and was ultimately paid off.  The other impaired relationship, graded substandard, was refinanced with another financial institution.  A specific reserve was applied to both of these credit relationships.  Additional loans were classified in 2006 and in 2007 as non-performing based upon various criteria; however, there were no specific reserve allocations required for these loans.  Second, the Company continued to see a sustained decrease in credit card charge-offs, recording only 1.16% of credit card net charge-offs as a percent of the credit card portfolio during the nine-months ended September 30, 2007, still well below its historical level in excess of 2%.  The provision for loan losses after the first quarter of 2006 was reduced due to the improvement in credit quality of loans with specific reserves and the continued significant reduction in credit card charge-offs.

NON-INTEREST INCOME

Total non-interest income was $11.4 million for the three-month period ended September 30, 2007, compared to $11.0 million for the same period in 2006.  For the nine-months ended September 30, 2007, non-interest income was $34.2 million compared to the $33.2 million reported for the same period ended September 30, 2006.  Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 details non-interest income for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively, as well as changes in 2007 from 2006.

Table 5:  Non-Interest Income

	Three Months		2007		Nine Months		2007
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2007	2006	2006		2007	2006	2006
Trust income	$1,528	$1,435	$93	6.48%	$4,639	$4,095	$544	13.28%
Service charges on
deposit accounts	3,759	3,973	(214)	(5.39)	10,912	11,945	(1,033)	(8.65)
Other service charges and fees	698	596	102	17.11	2,198	1,846	352	19.07
Income on sale of mortgage loans,
net of commissions	715	763	(48)	(6.29)	2,121	2,194	(73)	(3.33)
Income on investment banking,
net of commissions	90	55	35	63.64	393	252	141	55.95
Credit card fees	3,115	2,755	360	13.07	8,789	7,912	877	11.08
Premiums on sale of student loans	419	413	6	1.45	2,042	1,808	234	12.94
Bank owned life insurance income	367	382	(15)	(3.93)	1,090	1,098	(8)	(0.73)
Other income	682	654	28	4.28	1,980	2,004	(24)	(1.20)
Total non-interest income	$11,373	$11,026	$347	3.15%	$34,164	$33,154	$1,010	3.05%

Recurring fee income for the three-month period ended September 30, 2007, was $9.1 million, an increase of $341,000, or 3.9% from the three-month period ended September 30, 2006.  Trust income increased by $93,000, due mainly to the addition of new customer accounts.  Service charges on deposit accounts decreased by $214,000 due to reduced income on insufficient funds (NSF) charges. The decrease in NSF income is primarily due to the increase in consumer use of debit cards and internet banking, and the associated decrease in paper transactions.  Other service charges and fees increased by $102,000, primarily due to an increase in ATM income, driven by an increase in pin based debit card volume and an improvement in the fee structure.  Credit card fees increased by $360,000 due primarily to a higher volume of credit and debit card transactions.

Recurring fee income for the nine-month period ended September 30, 2007, was $26.5 million, an increase of $740,000, or 2.9% from the nine-month period ended September 30, 2006.  Trust income increased by $544,000, due mainly to the addition of new customer accounts and an improvement in fee structure.  Service charges on deposit accounts decreased by $1.0 million due to a reduction in NSF income, primarily resulting from the increase in consumer use of debit cards and internet banking, and the associated decrease in paper transactions. The Company’s debit card transaction volume for the nine-month period ended September 30, 2007, increased 27% over the same period of 2006.  Other service charges and fees increased by $352,000, primarily due to an increase in ATM income, driven by an increase in pin based debit card volume and an improvement in the fee structure.  Credit card fees increased by $877,000 due primarily to a higher volume of credit and debit card transactions.

Premiums of sale of student loans increased by $234,000 for the nine-months ended September 30, 2007, compared to the same period in 2006, due primarily to early sales to avoid losing the premium to consolidation lenders.

There were no gains or losses on sale of securities during the three-months or nine-months ended September 30, 2007 or 2006.

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

Non-interest expense for the three-month and nine-month periods ended September 30, 2007, was $23.2 million and $69.4 million, an increase of $1.1 million, or 4.9%, and $2.9 million, or 4.3%, respectively, from the same periods in 2006.  These increases are primarily the result of an increase in normal ongoing operating expenses and the additional expense associated with the operation of the five new financial centers opened in 2006 and 2007.  Two other items contributed significantly to the increase in non-interest expense.

Credit card expense increased for the three-month and nine-month periods ended September 30, 2007, over the same periods in 2006 by $215,000, or 25.3%, and $642,000, or 27.5%, respectively.  These increases were primarily due to the increased volume in credit card applications, card creation, interchange and other related expense resulting from the previously reported initiatives the Company has taken to stabilize its credit card portfolio.  See Loan Portfolio section for additional information.

Other non-interest expense for the nine-month period ended September 30, 2007, was $8.3 million, an increase of $378,000 over the nine-months ended September 30, 2006.  The increase is primarily due to student loan origination fees paid by the Company during 2007.  The Federal Student Loan Program is phasing out origination fees on its loans over the next three years.  Most of the national market began waiving and absorbing the fees themselves during the phase-out period; therefore, as a leader in the Arkansas student loan market, the Company decided to do the same in order to prevent putting itself at a competitive disadvantage.  Proper accounting for these fees requires them to be amortized over the period in which the Company holds the loans.  The Company expensed $413,000 of student loan origination fees during the nine-months ended September 30, 2007, compared to $35,000 in the same period of 2006.  As future loans are originated with waived fees, management anticipates this expense to increase through March 31, 2008, then to gradually decline each quarter through the end of the three year phase-out period, March 31, 2009.  Thereafter, the expense should decline as the remaining fees are amortized over the remaining life of the loans.  The Company believes the full year 2007 impact of this expense will decrease income, net of income taxes, by approximately $375,000, or $.03 diluted earnings per share.

Table 6 below details non-interest expense for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively, as well as changes in 2007 from 2006.

Table 6:  Non-Interest Expense

	Three Months		2007		Nine Months		2007
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2007	2006	2006		2007	2006	2006

Salaries and employee benefits	$13,778	$13,298	$480	3.61%	$41,406	$40,269	$1,137	2.82%
Occupancy expense, net	1,671	1,612	59	3.66	4,945	4,673	272	5.82
Furniture and equipment expense	1,455	1,407	48	3.41	4,428	4,281	147	3.43
Loss on foreclosed assets	77	32	45	140.63	137	105	32	30.48
Other operating expenses
Professional services	741	469	272	58.00	2,032	1,770	262	14.80
Postage	597	555	42	7.57	1,780	1,691	89	5.26
Telephone	462	492	(30)	(6.10)	1,331	1,471	(140)	(9.52)
Credit card expenses	1,064	849	215	25.32	2,974	2,332	642	27.53
Operating supplies	374	390	(16)	(4.10)	1,264	1,205	59	4.90
FDIC insurance	85	64	21	32.81	220	204	16	7.84
Amortization of intangibles	203	207	(4)	(1.93)	616	623	(7)	(1.12)
Other expense	2,716	2,760	(44)	(1.59)	8,315	7,937	378	4.76
Total non-interest expense	$23,223	$22,135	$1,088	4.92%	$69,448	$66,561	$2,887	4.34%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.811 billion and $1.727 billion during the first nine months of 2007 and 2006, respectively.  As of September 30, 2007, total loans were $1.875 billion, an increase of $91.7 from December 31, 2006.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $368.3 million at September 30, 2007, or 19.6% of total loans, compared to $370.8 million, or 20.8% of total loans at December 31, 2006.  The consumer loan decrease from December 31, 2006 to September 30, 2007 is the result of the Company’s seasonal decline and early sale of student loans, almost entirely offset by an increase in the Company’s credit card portfolio.

As a general rule, the Company’s credit card portfolio experiences seasonal fluctuations, reaching its highest level during the fourth quarter and dropping off with paydowns to its lowest level during the first quarter.  The Company continues to experience significant competitive pressure from the credit card industry.  From 2002 through 2005, the credit card portfolio decreased by approximately $10 million to $14 million each year, primarily due to closed accounts.  However, the Company experienced a slow-down in this trend throughout 2006, with the credit card portfolio balance increasing by approximately $300,000 from December 31, 2005 to December 31, 2006.  The credit card portfolio balance has increased by a larger increment each quarter of 2007, compared to the same period in 2006.  The credit card portfolio balance at September 30, 2007, increased by $15.6 million, or 11.7%, compared to the balance at September 30, 2006.

After five consecutive years of net decreases in the number of credit card accounts, the Company experienced an addition of 1,650 net new accounts in 2006.  This year, through September 30, 2007, the Company has added over 11,000 net new accounts.  Management believes the increase in outstanding balances and the addition of new accounts are the result of the introduction of several initiatives over the past two years to make the Company’s credit card products more competitive.  The latest of those initiatives was the introduction of a 7.25% fixed rate card in July 2006, with no fees and no rewards. While these results are positive, because of the significant competitive pressures in the credit card industry, management cannot be assured that a sustained growth trend has yet been established.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $1.176 billion at September 30, 2007, or 62.7% of total loans, compared to the $1.154 billion, or 64.7% of total loans at December 31, 2006.  Commercial real estate loans increased by $26.5 million from December 31, 2006 to September 30, 2007, primarily due to increased loan demand in various growth areas of Arkansas.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $319.8 million at September 30, 2007, or 17.1% of total loans, compared to $245.1 million, or 13.7% of total loans at December 31, 2006.  The commercial loan increase is primarily due to seasonal increases in agricultural and commercial loans.

The amounts of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

	September 30,	December 31,
(In thousands)	2007	2006
Consumer
Credit cards	$149,185	$143,359
Student loans	78,377	84,831
Other consumer	140,771	142,596
Real Estate
Construction	259,705	277,411
Single family residential	377,153	364,450
Other commercial	538,924	512,404
Commercial
Commercial	201,903	178,028
Agricultural	111,984	62,293
Financial institutions	5,905	4,766
Other	11,328	13,357

Total loans before allowance for loan losses	$1,875,235	$1,783,495

ASSET QUALITY

A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans.  Impaired loans include non-performing loans (loans past due ninety days or more and nonaccrual loans) and certain other loans identified by management that are still performing.

Non-performing loans are comprised of (a) nonaccrual loans, (b) loans that are contractually past due ninety days and (c) other loans for which terms have been restructured to provide a reduction or deferral of interest or principal, because of deterioration in the financial position of the borrower.  The subsidiary banks recognize income principally on the accrual basis of accounting.  When loans are classified as nonaccrual, generally, the accrued interest is charged off and no further interest is accrued.  Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectability of principal or interest, or (2) when payment of interest or principal is ninety days or more past due and either (i) not fully secured or (ii) not in the process of collection.  If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.

Credit card loans are classified as impaired when payment of interest or principal is ninety days past due. Litigation accounts are placed on nonaccrual until such time as deemed uncollectible.  Credit card loans are generally charged off when payment of interest or principal exceeds 180 days past due, but are turned over to the credit card recovery department, to be pursued until such time as they are determined, on a case-by-case basis, to be uncollectible.

At September 30, 2007, impaired loans were $11.7 million compared to $12.8 million at December 31, 2006.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8:  Non-performing Assets

	September 30,	December 31,
($ in thousands)	2007	2006

Nonaccrual loans	$9,065	$8,958
Loans past due ninety days or more
(principal or interest payments)	946	1,097
Total non-performing loans	10,011	10,055

Other non-performing assets
Foreclosed assets held for sale	1,629	1,940
Other non-performing assets	38	52
Total other non-performing assets	1,667	1,992

Total non-performing assets	$11,678	$12,047

Allowance for loan losses to
non-performing loans	250.79%	252.46%
Non-performing loans to total loans	0.53%	0.56%
Non-performing assets to total assets	0.43%	0.45%
Non-performing assets ratio(1)	0.62%	0.67%

(1) (Non-performing loans + foreclosed assets) / (total loans + foreclosed assets)

There was no interest income on the nonaccrual loans recorded for the nine-month periods ended September 30, 2007 and 2006.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9:  Allowance for Loan Losses

(In thousands)	2007	2006

Balance, beginning of year	$25,385	$26,923

Loans charged off
Credit card	1,993	1,854
Other consumer	1,126	847
Real estate	1,247	1,075
Commercial	504	1,108
Total loans charged off	4,870	4,884

Recoveries of loans previously charged off

Credit card	793	798
Other consumer	379	456
Real estate	610	498
Commercial	378	514
Total recoveries	2,160	2,266
Net loans charged off	2,710	2,618
Reclassification of reserve
related to unfunded commitments(1)	--	(1,525)
Provision for loan losses	2,432	3,099
Balance, September 30	$25,107	$25,879

Loans charged off
Credit card		600
Other consumer		395
Real estate		793
Commercial		209
Total loans charged off		1,997

Recoveries of loans previously charged off
Credit card		242
Other consumer		173
Real Estate		403
Commerical		22
Total recoveries		840
Net loans charged off		1,157
Provision for loan losses		663

Balance, end of year		$25,385

(1) On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

Provision for Loan Losses

The amount of provision to the allowance during the nine-month periods ended September 30, 2007 and 2006, and for the year ended December 31, 2006, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance after considering the factors noted above.

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

As of September 30, 2007, the allowance for loan losses reflects a decrease of approximately $278,000 from December 31, 2006.  As a general rule, the allocation in each category within the allowance reflects the overall changes in loan portfolio mix.

The Company still has some concerns over the uncertainty of the economy and the impact of pricing in the poultry and timber industries in Arkansas.  The Company is also cautious regarding the softening of the real estate market in Arkansas.  Based on our analysis of loans within these business sectors, the Company believes the allowance for loan losses is adequate for the period ended September 30, 2007.  Management actively monitors the status of these industries as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.

An analysis of the allocation of allowance for loan losses is presented in Table 10.

Table 10:  Allocation of Allowance for Loan Losses

	September 30, 2007		December 31, 2006
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,416	7.9%	$3,702	8.0%
Other consumer	1,489	11.7%	1,402	12.8%
Real estate	10,504	62.7%	9,835	64.7%
Commercial	2,587	17.1%	2,856	13.7%
Other	198	0.6%	--	0.8%
Unallocated	6,913		7,590

Total	$25,107	100.0%	$25,385	100.0%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 83 financial centers as of September 30, 2007.  The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of September 30, 2007, core deposits comprised 77.6% of the Company’s total deposits.

The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves.  Because the Company has a community banking philosophy, managers in the local markets establish the interest rates being offered on both core and non-core deposits.  This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet each affiliate bank’s respective funding requirements.  The Company believes it is paying a competitive rate, when compared with pricing in those markets.  Total deposits as of September 30, 2007, were $2.173 billion versus $2.176 billion on December 31, 2006.

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

Total time deposits decreased approximately $8.4 million to $1.123 billion at September 30, 2007, from $1.131 billion at December 31, 2006.  Non-interest bearing transaction accounts increased $14.5 million to $319.8 million at September 30, 2007, compared to $305.3 million at December 31, 2006.  Interest bearing transaction and savings accounts were $730.5 million at September 30, 2007, an $8.2 million decrease compared to $738.8 million on December 31, 2006.  The Company had $44.1 million and $50.0 million of brokered deposits at September 30, 2007 and December 31, 2006, respectively.

LONG-TERM DEBT

During the nine month period ended September 30, 2007, the Company decreased long-term debt by $3.7 million, or 4.4% from December 31, 2006.  This decrease is primarily attributable to the Company’s final $2.0 million annual payment on its note payable along with scheduled principal pay downs on FHLB long-term advances.

CAPITAL

Overview

At September 30, 2007, total capital reached $267.6 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At September 30, 2007, the Company’s equity to asset ratio was 9.83% compared to 9.77% at year-end 2006.

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

During the nine-month period ended September 30, 2007, the Company repurchased 294,831 shares of stock under the repurchase plan with a weighted average repurchase price of $26.79 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 46,136 shares.

Cash Dividends

The Company declared cash dividends on its common stock of $0.54 per share for the first nine months of 2007 compared to $0.50 per share for the first nine months of 2006.  In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  As of September 30, 2007, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at September 30, 2007 and December 31, 2006, are presented in table 11.

Table 11:  Risk-Based Capital

	September 30,	December 31,
($ in thousands)	2007	2006

Tier 1 capital
Stockholders’ equity	$267,601	$259,016
Trust preferred securities	30,000	30,000
Intangible assets	(63,924)	(64,334)
Unrealized (gain) loss on available-
for-sale securities, net of taxes	(20)	2,198

Total Tier 1 capital	233,657	226,880

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	158	167
Qualifying allowance for loan losses	24,188	22,953
Total Tier 2 capital	24,346	23,120

Total risk-based capital	$258,003	$250,000

Risk weighted assets	$1,932,608	$1,831,063

Assets for leverage ratio	$2,615,527	$2,568,472

Ratios at end of period
Leverage ratio	8.93%	8.83%
Tier 1 capital	12.09%	12.39%
Total risk-based capital	13.35%	13.65%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

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

In September 2006, the FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 requires employers accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion – 1967.  Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  EITF 06-4 is effective for the Company on January 1, 2008.  The Company is currently evaluating the effect the implementation of EITF 06-4 will have on its financial position, operations and cash flows.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At September 30, 2007, undivided profits of the Company's subsidiaries were approximately $152.8 million, of which approximately $10 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed.  At September 30, 2007, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At September 30, 2007, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 17.7% of total assets, as compared to 19.4% at December 31, 2006.

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

Third, the Company’s affiliate banks have lines of credits available with the Federal Home Loan Bank.  While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs.  Approximately $359 million of these lines of credit are currently available, if needed.

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

Table A below presents the Company’s interest rate sensitivity position at September 30, 2007.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$32,212	$--	$--	$--	$--	$--	$--	$32,212
Assets held in trading
accounts	5,482	--	--	--	--	--	--	5,482
Investment securities	51,487	27,093	34,614	86,967	165,742	100,081	63,504	529,488
Mortgage loans held for sale	8,244	--	--	--	--	--	--	8,244
Loans	609,224	186,293	153,644	327,319	258,423	309,848	30,484	1,875,235

Total earning assets	706,649	213,386	188,258	414,286	424,165	409,929	93,988	2,450,661

Interest bearing liabilities
Interest bearing transaction
and savings deposits	407,931	--	--	--	64,520	193,562	64,520	730,533
Time deposits	148,610	197,718	368,987	292,532	91,750	23,397	--	1,122,994
Short-term debt	174,579	--	--	--	--	--	--	174,579
Long-term debt	727	11,496	6,322	3,923	6,368	26,207	24,612	79,655
Total interest bearing
liabilities	731,847	209,214	375,309	296,455	162,638	243,166	89,132	2,107,761

Interest rate sensitivity Gap	$(25,198)	$4,172	$(187,051)	$117,831	$261,527	$166,763	$4,856	$342,900
Cumulative interest rate
sensitivity Gap	$(25,198)	$(21,026)	$(208,077)	$(90,246)	$171,281	$338,044	$342,900
Cumulative rate sensitive asset
to rate sensitive liabilities	96.6%	97.8%	84.2%	94.4%	109.6%	116.7%	116.3%
Cumulative Gap as a % of
earning assets	(1.0)%	(0.9)%	(8.5)%	(3.7)%	7.0%	13.8%	14.0%

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made the following purchases of its common stock during the three months ended September 30, 2007:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

July 1 – July 31	67,188	$25.76	67,188	113,201
August 1 – August 31	59,000	24.87	59,000	54,201
September 1 – September 30	8,065	26.70	8,065	46,136

Total	134,253	$25.43	134,253

Item 6.        Exhibits

Exhibit No.	Description

3.1
Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007 (File No. 0-6253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	November 8, 2007	/s/ J. Thomas May
J. Thomas May
Chairman and Chief Executive Officer

Date:	November 8, 2007	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and Chief Financial Officer