Form 10-K
period 2007-12-31
SIMMONS FIRST NATIONAL CORP
filed 2008-02-27
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the fiscal year ended: December 31, 2007
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

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2007, was $347,617,887 based upon the last trade price as reported on the Nasdaq Global Select Market® of $27.59.

The number of shares outstanding of the Registrant's Common Stock as of February 4, 2008 was 13,934,570.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 8, 2008.

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

The Company is a publicly traded financial holding company headquartered in Arkansas with consolidated total assets of $2.7 billion, consolidated loans of $1.9 billion, consolidated deposits of $2.2 billion and total equity capital of $272 million as of December 31, 2007.  The Company owns eight community banks in Arkansas.  The Company and its eight banking subsidiaries conduct their operations through 86 offices, of which 83 are financial centers, located in 48 communities in Arkansas.

Simmons First National Bank (the “Bank”) is the Company’s lead bank.  The Bank is a national bank, which has been in operation since 1903.  The Bank's primary market area, with the exception of its nationally provided credit card product, is Central and Western Arkansas.  At December 31, 2007 the Bank had total assets of $1.3 billion, total loans of $914 million and total deposits of $1.0 billion.  Simmons First Trust Company N.A., a wholly owned subsidiary of the Bank, performs the trust and fiduciary business operations for the Bank as well as the Company. Simmons First Investment Group, Inc. (“SFIG”), a wholly owned subsidiary of the Bank, which is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and a member of the National Association of Securities Dealers (“NASD”), performs the broker-dealer operations of the Bank.

Simmons First Bank of Jonesboro (“Simmons/Jonesboro”) is a state bank, which was acquired in 1984.  Simmons/Jonesboro’s primary market area is Northeast Arkansas.  At December 31, 2007, Simmons/Jonesboro had total assets of $267 million, total loans of $217 million and total deposits of $236 million.

Simmons First Bank of South Arkansas (“Simmons/South”) is a state bank, which was acquired in 1984.  Simmons/South’s primary market area is Southeast Arkansas.  At December 31, 2007, Simmons/South had total assets of $147 million, total loans of $81 million and total deposits of $128 million.

Simmons First Bank of Northwest Arkansas (“Simmons/Northwest”) is a state bank, which was acquired in 1995.  Simmons/Northwest’s primary market area is Northwest Arkansas.  At December 31, 2007, Simmons/Northwest had total assets of $287 million, total loans of $214 million and total deposits of $243 million.

Simmons First Bank of Russellville (“Simmons/Russellville”) is a state bank, which was acquired in 1997. Simmons/Russellville’s primary market area is Russellville, Arkansas.  At December 31, 2007, Simmons/Russellville had total assets of $195 million, total loans of $123 million and total deposits of $148 million.

Simmons First Bank of Searcy (“Simmons/Searcy”) is a state bank, which was acquired in 1997.  Simmons/Searcy’s primary market area is Searcy, Arkansas.  At December 31, 2007, Simmons/Searcy had total assets of $142 million, total loans of $102 million and total deposits of $112 million.

Simmons First Bank of El Dorado, N.A. (“Simmons/El Dorado”) is a national bank, which was acquired in 1999.  Simmons/El Dorado’s primary market area is South Central Arkansas.  At December 31, 2007, Simmons/El Dorado had total assets of $243 million, total loans of $121 million and total deposits of $212 million.  Simmons First Bank of Hot Springs (“Simmons/Hot Springs”) is a state bank, which was acquired in 2004.  Simmons/Hot Springs’ primary market area is Hot Springs, Arkansas.  At December 31, 2007, Simmons/Hot Springs had total assets of $152 million, total loans of $78 million and total deposits of $114 million.

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

The Board of Directors of each of the Company's subsidiary banks reviews the adequacy of its allowance for loan losses on a monthly basis giving consideration to past due loans, non-performing loans, other impaired loans, and current economic conditions.  The Company's loan review department monitors each of its subsidiary bank's loan information monthly.  In addition, the loan review department prepares an analysis of the allowance for loan losses for each subsidiary bank twice a year, and reports the results to the Company's Audit and Security Committee.  In order to verify the accuracy of the monthly analysis of the allowance for loan losses, the loan review department performs an on-site detailed review of each subsidiary bank's loan files on a semi-annual basis.  Additionally, the Company has instituted a Special Asset Committee for the purpose of reviewing criticized loans in regard to collateral adequacy, workout strategies, and proper reserve allocations.

Growth Strategy

The Company's growth strategy is to primarily focus on the state of Arkansas.  More specifically, the Company is interested in expansion by opening new financial centers or by acquisitions of financial centers in growth or strategic markets, preferably with assets totaling $200 million or more.  The Company added its first financial centers in the Arkansas markets of North Little Rock, Beebe and Paragould during 2007.  New locations were opened in Little Rock and El Dorado during 2006.  In 2005 the Company added three branch locations in the Little Rock/Conway metropolitan area, one in the Fayetteville/Springdale/Rogers metropolitan area and one in the Fort Smith metropolitan area.  For 2008, the Company plans to add a financial center in Little Rock, as well as a new headquarters facility for Simmons/Northwest in Rogers.  While new financial centers can be dilutive to earnings in the short-term, the Company believes they will reward shareholders in the intermediate and long-term.  As completion of its desired footprint within the state of Arkansas nears, the Company is evaluating opportunities to expand into contiguous states.

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

Employees

As of February 4, 2008, the Company and its subsidiaries had approximately 1,103 full time equivalent employees.  None of the employees is represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups.  The Company considers its relationship with its employees to be good.

Executive Officers of the Company

The following is a list of all executive officers of the Company.  The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

J. Thomas May	61	Chairman and Chief Executive Officer	21
David L. Bartlett	56	President and Chief Operating Officer	11
Robert A. Fehlman	43	Executive Vice President and Chief Financial Officer	19
Marty D. Casteel	56	Executive Vice President	19
Robert C. Dill	64	Executive Vice President, Marketing	41
David W. Garner	38	Senior Vice President and Controller	10
Tommie K. Jones	60	Senior Vice President and Human Resources Director	33
L. Ann Gill	60	Senior Vice President and Auditor	42
Kevin J. Archer	44	Senior Vice President/Credit Policy and Risk Assessment	12
John L. Rush	73	Secretary	40

Board of Directors of the Company

The following is a list of the Board of Directors of the Company as of December 31, 2007, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

William E. Clark II (1)	Chairman and Chief Executive Officer
CDI Contractors, LLC

Steven A. Cossé	Executive Vice President and General Counsel
Murphy Oil Corporation

Edward Drilling (1)	President
AT&T Arkansas

George A. Makris, Jr.	President
M.K. Distributors, Inc.

J. Thomas May	Chairman and Chief Executive Officer
Simmons First National Corporation

W. Scott McGeorge	President
Pine Bluff Sand and Gravel Company

Stanley E. Reed	President
Farm Bureau Mutual Insurance of Arkansas

Harry L. Ryburn, D.D.S.	Orthodontist (retired)

Robert L. Shoptaw	Chief Executive Officer
Arkansas Blue Cross and Blue Shield

Henry F. Trotter, Jr.	President
Trotter Ford, Inc.; Trotter Auto, Inc.

(1)  Mr. Clark and Mr. Drilling were elected to the Board of Directors of the Company on December 10, 2007, effective January 3, 2008.

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

Subsidiary Banks

The Bank, Simmons/El Dorado and Simmons First Trust Company N.A., as national banking associations, are subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States ("OCC").  Simmons/Jonesboro, Simmons/South, Simmons/Northwest and Simmons/Hot Springs, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation ("FDIC") and the Arkansas State Bank Department.  Simmons/Russellville and Simmons/Searcy, as state chartered member banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Reserve Board and the Arkansas State Bank Department.  The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount, which may be lent to a single borrower.

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

Risk-Weighted Capital Requirements for the Company and the Banks

Since 1993, banking organizations (including financial holding companies, bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital.  A well-capitalized institution is one that has at least a 10% "total risk-based capital" ratio.  For a tabular summary of the Company’s risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital" and Note 19, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

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

Available Information

The Company maintains an Internet website at www.simmonsfirst.com.  On this website under the section, investor relations – documents, the Company makes its filings with the Securities and Exchange Commission available free of charge.  Additionally, the Company has adopted and posted on its website a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.

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

The Company and its subsidiaries own or lease additional offices throughout the state of Arkansas.  The Company and its eight banks conduct financial operations from 86 offices, of which 83 are financial centers, in 48 communities throughout Arkansas.

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

			Quarterly
	Price Per		Dividends
	Common Share		Per Common
	High	Low	Share

2007
1st quarter	$32.19	$25.33	$0.18
2nd quarter	30.49	25.75	0.18
3rd quarter	29.00	22.33	0.18
4th quarter	29.48	23.81	0.19

2006
1st quarter	$29.76	$27.50	$0.16
2nd quarter	30.36	25.00	0.17
3rd quarter	30.26	26.31	0.17
4th quarter	32.97	28.01	0.18

As of February 4, 2008, there were 1,400 shareholders of record of the Company’s Common Stock.

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

The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks.  Under applicable banking laws, the declaration of dividends by the Bank and Simmons/El Dorado in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency.  Further, as to Simmons/Jonesboro, Simmons/Northwest, Simmons/South, Simmons/Hot Springs, Simmons/Russellville and Simmons/Searcy regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2007, approximately $10.7 million was available for the payment of dividends by the subsidiary banks without regulatory approval.  For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk – Liquidity and Market Risk Management," and Note 19, Stockholders’ Equity, of Notes to Consolidated Financial Statements.

Stock Repurchase

The Company made the following purchases of its common stock during the three months ended December 31, 2007:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

October 1 – October 31	8,247	27.00	8,247	37,889
November 1 – November 30	9,500	25.71	9,500	699,000
December 1 – December 31	8,148	26.55	8,148	690,852
Total	25,895	$26.38	25,895

At the beginning of the calendar year 2007, the Company had a stock repurchase program which authorized the repurchase of up to 733,485 shares of common stock.  On November 28, 2007, the Company announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The new program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Bank Stock Index and the S&P 500 Stock Index.  The graph assumes an investment of $100 on December 31, 2002 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Simmons First National Corporation	100.00	154.04	165.29	161.87	187.82	162.89
NASDAQ Bank Index	100.00	129.93	144.21	137.97	153.15	119.35
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.86

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

We caution the reader not to place undue reliance on the forward-looking statements contained in this Report in that actual results could differ materially from those indicated in such forward-looking statements, due to a variety of factors.  These factors include, but are not limited to, changes in the Company’s operating or expansion strategy, availability of and costs associated with obtaining adequate and timely sources of liquidity, the ability to maintain credit quality, possible adverse rulings, judgments, settlements and other outcomes of pending litigation, including Visa litigation, the ability of the Company to collect amounts due under loan agreements, changes in consumer preferences, effectiveness of the Company’s interest rate risk management strategies, laws and regulations affecting financial institutions in general or relating to taxes, the effect of pending or future legislation, the ability of the Company to repurchase its Common Stock on favorable terms and other risk factors.  Other relevant risk factors may be detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31 (1)
(In thousands,
except per share data)	2007	2006	2005	2004	2003

Income statement data:
Net interest income	$92,116	$88,804	$90,257	$85,636	$77,870
Provision for loan losses	4,181	3,762	7,526	8,027	8,786
Net interest income after provision
for loan losses	87,935	85,042	82,731	77,609	69,084
Non-interest income	46,003	43,947	42,318	40,705	38,717
Non-interest expense	94,197	89,068	85,584	82,385	73,117
Provision for income taxes	12,381	12,440	12,503	11,483	10,894
Net income	27,360	27,481	26,962	24,446	23,790

Per share data:
Basic earnings	1.95	1.93	1.88	1.68	1.69
Diluted earnings	1.92	1.90	1.84	1.65	1.65
Diluted operating earnings (2)	1.97	1.90	1.84	1.68	1.62
Book value	19.57	18.24	17.04	16.29	14.89
Dividends	0.73	0.68	0.61	0.57	0.53

Balance sheet data at period end:
Assets	2,692,447	2,651,413	2,523,768	2,413,944	2,235,778
Loans	1,850,454	1,783,495	1,718,107	1,571,376	1,418,314
Allowance for loan losses	25,303	25,385	26,923	26,508	25,347
Deposits	2,182,857	2,175,531	2,059,958	1,959,195	1,803,468
Long-term debt	82,285	83,311	87,020	94,663	100,916
Stockholders’ equity	272,406	259,016	244,085	238,222	209,995

Capital ratios at period end:
Stockholders’ equity to
total assets	10.12%	9.75%	9.67%	9.87%	9.39%
Leverage (3)	9.06%	8.83%	8.62%	8.46%	9.89%
Tier 1	12.43%	12.38%	12.26%	12.72%	14.12%
Total risk-based	13.69%	13.64%	13.54%	14.00%	15.40%

Selected ratios:
Return on average assets	1.03%	1.07%	1.08%	1.03%	1.18%
Return on average equity	10.26%	10.93%	11.24%	10.64%	11.57%
Return on average tangible equity (4)	13.78%	15.03%	15.79%	14.94%	14.03%
Net interest margin (5)	3.96%	3.96%	4.13%	4.08%	4.34%
Allowance/nonperforming loans	226.10%	234.05%	319.48%	220.84%	219.13%
Allowance for loan losses as a
percentage of period-end loans	1.37%	1.42%	1.57%	1.69%	1.79%
Nonperforming loans as a percentage
of period-end loans	0.60%	0.56%	0.49%	0.76%	0.82%
Net charge-offs as a percentage
of average total assets	0.16%	0.15%	0.28%	0.34%	0.41%
Dividend payout	38.02%	35.79%	33.15%	38.80%	31.14%

(1) The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.
(2) Diluted operating earnings exclude the following nonrecurring items.  In 2007, the Company recorded a $0.05 reduction in EPS from litigation expense associated with the recognition of certain contingent liabilities related to Visa, Inc.’s litigation.  In 2004, the Company recorded a $0.03 reduction in EPS from the write off of deferred debt issuance cost associated with the redemption of trust preferred securities.  In 2003, the Company recorded a $0.03 addition to EPS resulting from the sale of its mortgage servicing portfolio.
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

2007 Overview

Simmons First National Corporation recorded net income of $27,360,000 for the year ended December 31, 2007, a 0.4% decrease from net income of $27,481,000 in 2006.  Net income in 2005 was $26,962,000.  Diluted earnings per share increased $0.02, or 1.1%, to $1.92 in 2007 compared to $1.90 in 2006.  Diluted earnings per share in 2005 were $1.84.  The Company’s return on average assets and return on average stockholders’ equity for the year ended December 31, 2007, were 1.03% and 10.26%, compared to 1.07% and 10.93%, respectively, for the year ended 2006.

Operating earnings (net income less nonrecurring items) for the years ended December 31, 2007, and 2006, were $28,104,000 and $27,481,000, respectively.  Diluted operating earnings per share for these same periods were $1.97 and $1.90, respectively, an increase of $0.07 per share, or 3.7%.  During the fourth quarter 2007, the Company recorded a nonrecurring $744,000 after tax charge, or a $0.05 reduction in diluted earnings per share, related to indemnification obligations with Visa U.S.A. litigation.  For further discussion related to the Visa U.S.A. litigation, see the analysis of “Non-Interest Expense” included elsewhere in this section.

At December 31, 2007, the Company’s loan portfolio totaled $1.850 billion, which is a $67.0 million, or 3.8%, increase from the same period last year.  This increase is due primarily to a $29 million, or 11.8%, increase in commercial loans and a $23 million, or 15.8%, increase in credit cards.  Loan growth was somewhat mitigated by a $16 million decline in development and construction loans due to a slow down in the industry, and a $9 million decline in student loans due to early sales in order to avoid consolidation lenders.

Asset quality remained strong with the allowance for loan losses at 1.37% of total loans and 226% of non-performing loans at December 31, 2007.  The Company does not own any securities backed by subprime mortgage assets, and has no mortgage loan products that target subprime borrowers; therefore, our financial results and asset quality have not been significantly affected by the current subprime mortgage crisis.

Total assets for the Company at December 31, 2007, were $2.692 billion, an increase of $41 million, or 1.5%, over the period ended December 31, 2006.  Stockholders’ equity as of December 31, 2007 was $272 million, an increase of $13.4 million, or approximately 5.2%, from December 31, 2006.

Simmons First National Corporation is an Arkansas based, Arkansas committed financial holding company with $2.7 billion in assets and eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company’s eight banks conduct financial operations from 86 offices, of which 83 are financial centers, in 48 communities.

Critical Accounting Policies

Overview

The accounting and reporting policies followed by the Company conform, in all material respects, to generally accepted accounting principles and to general practices within the financial services industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements.

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding (a) the determination of the adequacy of the allowance for loan losses, (b) the valuation of goodwill and the useful lives applied to intangible assets, (c) the valuation of employee benefit plans, and (d) income taxes.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.  The Company performs an annual goodwill impairment test in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142 (“SFAS No. 142”), which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain conditions occur.  Prior to the adoption of SFAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years.  Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Employee Benefit Plans

The Company has adopted various stock-based compensation plans.  The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and bonus stock awards.  Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options or awarding of bonus shares granted to directors, officers and other key employees.

In accordance with FASB Statement No. 123, Share-Based Payment (Revised 2004) (“SFAS No. 123R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 11, Employee Benefit Plans, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Income Taxes

The Company is subject to the federal income tax laws of the United States, and the tax laws of the states and other jurisdictions where it conducts business.  Due to the complexity of these laws, taxpayers and the taxing authorities may subject these laws to different interpretations.  Management must make conclusions and estimates about the application of these innately intricate laws, related regulations, and case law.  When preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. Taxing authorities have the ability to challenge management’s analysis of the tax law or any reinterpretation management makes in its ongoing assessment of facts and the developing case law.  Management assesses the reasonableness of its effective tax rate quarterly based on its current estimate of net income and the applicable taxes expected for the full year.  On a quarterly basis, management also reviews circumstances and developments in tax law affecting the reasonableness of deferred tax assets and liabilities and reserves for contingent tax liabilities.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2005 at 5.25% and increased 50 basis points in each of the four quarters to end the year at 7.25%.  During 2006, the prime interest rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 8.25%.  During 2007, the prime interest rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 7.25%.  The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began 2005 at 2.25%.  During 2005, the Federal Funds rate increased 50 basis points in each of the four quarters to end the year at 4.25%.   During 2006, the Federal Funds rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 5.25%.  During 2007, the Federal Funds rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 4.25%.

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

For the year ended December 31, 2007, net interest income on a fully taxable equivalent basis was $95.6 million, an increase of $3.6 million, or 3.9%, from the same period in 2006. The increase in net interest income was the result of a $15.5 million increase in interest income offset by an $11.9 million increase in interest expense.  As a result, the net interest margin was 3.96% for the year ended December 31, 2007, unchanged from 2006.

The $15.5 million increase in interest income for 2007 is primarily the result of a 39 basis point increase in the yield on earning assets associated with the repricing to a higher interest rate environment, along with a growth in loans.  The higher interest rates resulted in a $8.5 million increase in interest income.  More specifically, $5.1 million of the increase is associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Another $3.3 million of the increase was due to the repricing of the investment portfolio that resulted from investments that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate earned on the loan portfolio increased 29 basis points from 7.50% to 7.79%, and the average rate on the investment portfolio increased 68 basis points from 4.41% to 5.09%. The growth in average loans accounted for an increase of $6.3 million in interest income.

The $11.9 million increase in interest expense for 2007 is primarily the result of a 45 basis point increase in the cost of funds due to competitive repricing during a higher interest rate environment, coupled with a $76 million increase in average interest bearing liabilities generated through internal growth.  The higher interest rates accounted for an $8.6 million increase in interest expense.  The most significant component of this increase was the $9.8 million increase associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result of this repricing, the average rate paid on time deposits increased 61 basis points from 4.05% to 4.66%.  The higher level of average interest bearing liabilities resulted in a $3.2 million increase in interest expense.  More specifically, the higher level of average interest bearing liabilities was primarily the result of increases of approximately $70.7 million from internal deposit growth.

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

During January 2008, the federal funds rate and the prime interest rate each decreased 125 basis points to 3.00% and 6.00%, respectively.  The Company currently believes it is reasonably possible the federal funds rate and the prime interest rate will decrease further in the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any decrease should a decrease occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Company’s control.  The Company’ interest rate risk model reflects a slight margin compression for approximately 60 days, then turning positive.  Due to the previously mentioned rate decreases and uncertainty of future rate movements, the Company anticipates a flat to slightly declining margin during 2008.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2007, 2006 and 2005, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2007 versus 2006 and 2006 versus 2005.

Table 1:	Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2007	2006	2005

Interest income	$168,536	$153,362	$133,071
FTE adjustment	3,463	3,185	3,234

Interest income - FTE	171,999	156,547	136,305
Interest expense	76,420	64,558	42,814

Net interest income - FTE	$95,579	$91,989	$93,491

Yield on earning assets - FTE	7.13%	6.74%	6.02%

Cost of interest bearing liabilities	3.69%	3.24%	2.21%

Net interest spread - FTE	3.44%	3.50%	3.81%

Net interest margin - FTE	3.96%	3.96%	4.13%

Table 2:	Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2007 vs. 2006	2006 vs. 2005

Increase due to change in earning assets	$6,959	$5,056
Increase due to change in earning asset yields	8,496	15,186
Decrease due to change in interest rates paid on
interest bearing liabilities	(8,638)	(19,813)
Decrease due to change in interest bearing liabilities	(3,226)	(1,931)

Increase (decrease) in net interest income	$3,591	$(1,502)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2007.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:              Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2007			2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS

Earning Assets
Interest bearing balances
due from banks	$22,957	$1,161	5.06	$22,746	$1,072	4.71	$20,837	$580	2.78
Federal funds sold	26,798	1,418	5.29	20,223	1,057	5.23	30,598	925	3.02
Investment securities - taxable	395,388	18,362	4.64	410,445	15,705	3.83	425,030	13,898	3.27
Investment securities - non-taxable	131,369	8,454	6.44	117,931	7,573	6.42	122,047	7,670	6.28
Mortgage loans held for sale	7,971	505	6.34	7,666	476	6.21	9,356	552	5.90
Assets held in trading accounts	4,958	100	2.02	4,590	71	1.55	4,584	99	2.16
Loans	1,822,777	141,999	7.79	1,740,477	130,593	7.50	1,651,950	112,581	6.82
Total interest earning assets	2,412,218	171,999	7.13	2,324,078	156,547	6.74	2,264,402	136,305	6.02
Non-earning assets	254,656			251,261			233,132

Total assets	$2,666,874			$2,575,339			$2,497,534

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings deposits	$736,160	$13,089	1.78	$737,328	$11,658	1.58	$762,558	$7,777	1.02
Time deposits	1,124,557	52,385	4.66	1,052,705	42,592	4.05	950,820	26,431	2.78
Total interest bearing deposits	1,860,717	65,474	3.52	1,790,033	54,250	3.03	1,713,378	34,208	2.00

Federal funds purchased and
securities sold under agreement
to repurchase	113,167	5,371	4.75	100,280	4,615	4.60	102,041	3,104	3.04
Other borrowed funds
Short-term debt	14,757	804	5.45	21,065	1,227	5.82	32,076	1,101	3.43
Long-term debt	81,408	4,771	5.86	82,525	4,466	5.41	89,590	4,401	4.91
Total interest bearing liabilities	2,070,049	76,420	3.69	1,993,903	64,558	3.24	1,937,085	42,814	2.21

Non-interest bearing liabilities
Non-interest bearing deposits	307,041			308,804			303,974
Other liabilities	23,156			21,114			16,499
Total liabilities	2,400,246			2,323,821			2,257,558
Stockholders’ equity	266,628			251,518			239,976
Total liabilities and
stockholders’ equity	$2,666,874			$2,575,339			$2,497,534
Net interest spread			3.44			3.50			3.81
Net interest margin		$95,579	3.96		$91,989	3.96		$93,491	4.13

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 2007 and 2006, as compared to prior years.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:             Volume/Rate Analysis

	Years Ended December 31
	2007 over 2006			2006 over 2005
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$10	$79	$89	$57	$435	$492
Federal funds sold	348	13	361	(387)	518	131
Investment securities - taxable	(594)	3,252	2,658	(491)	2,299	1,808
Investment securities - non-taxable	865	17	882	(263)	166	(97)
Mortgage loans held for sale	19	10	29	(104)	28	(76)
Assets held in trading accounts	6	24	30	--	(28)	(28)
Loans	6,305	5,101	11,406	6,244	11,768	18,012

Total	6,959	8,496	15,455	5,056	15,186	20,242

Interest expense
Interest bearing transaction and
savings deposits	(18)	1,450	1,432	(265)	4,145	3,880
Time deposits	3,044	6,749	9,793	3,078	13,083	16,161
Federal funds purchased
and securities sold under
agreements to repurchase	608	148	756	(55)	1,566	1,511
Other borrowed funds
Short-term debt	(347)	(75)	(422)	(465)	591	126
Long-term debt	(61)	366	305	(362)	428	66

Total	3,226	8,638	11,864	1,931	19,813	21,744
Increase (decrease) in
net interest income	$3,733	$(142)	$3,591	$3,125	$(4,627)	$(1,502)

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

The provision for loan losses for 2007, 2006 and 2005 was $4.2 million, $3.8 million and $7.5 million, respectively.  During 2007, the Company sustained a low rate of net credit card charge-offs of 1.14%, allowing the provision to remain at a level similar to that of 2006.  However, the provision increased somewhat due to an increase in non-performing assets and in net loan charge-offs, particularly in the Northwest Arkansas region.

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

Non-Interest Income

Total non-interest income was $46.0 million in 2007, compared to $43.9 million in 2006 and $42.3 million in 2005.  Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 shows non-interest income for the years ended December 31, 2007, 2006 and 2005, respectively, as well as changes in 2007 from 2006 and in 2006 from 2005.

Table 5:              Non-Interest Income

				2007		2006
	Years Ended December 31			Change from		Change from
(In thousands)	2007	2006	2005	2006		2005

Trust income	$6,218	$5,612	$5,589	$606	10.80%	$23	0.41%
Service charges on deposit accounts	14,794	15,795	15,818	(1,001)	(6.34)	(23)	(0.15)
Other service charges and fees	3,016	2,561	2,017	455	17.77	544	26.97
Income on sale of mortgage loans, net of commissions	2,766	2,849	2,919	(83)	(2.91)	(70)	(2.40)
Income on investment banking, net of commissions	623	341	416	282	82.70	(75)	(18.03)
Credit card fees	12,217	10,742	10,252	1,475	13.73	490	4.78
Premiums on sale of student loans	2,341	2,071	1,822	270	13.04	249	13.67
Bank owned life insurance income	1,493	1,523	953	(30)	(1.97)	570	59.81
Other income	2,535	2,453	2,700	82	3.34	(247)	(9.15)
Loss on sale of securities, net	--	--	(168)	--	--	168	100.00
Total non-interest income	$46,003	$43,947	$42,318	$2,056	4.68%	$1,629	3.85%

Recurring fee income for 2007 was $36.2 million, an increase of $1.5 million, or 4.4%, when compared with the 2006 amounts.  Trust income increased by $606,000, mainly due to the addition of new customer accounts.  Service charges on deposit accounts decreased by $1.0 million, principally due to reduced income on insufficient funds (“NSF”) charges.  The decrease in NSF income is primarily due to the increase in consumer use of debit cards and internet banking, and the associated decrease in paper transactions.  Other service charges and fees increased by $455,000, primarily due to an increase in ATM income, driven by an increase in pin based debit card volume and an improvement in the fee structure.  Credit card fees increased $1.5 million, primarily due to a higher volume of credit and debit card transactions.

Recurring fee income for 2006 was $34.7 million, an increase of $1.0 million, or 3.0%, when compared with the 2005 amounts.  This increase was principally the result of growth in ATM income due to increased volume and an improvement in the fee structure.  The increase in credit card fees was primarily the result of a pricing change related to interchange fees, along with an increase in transaction volume.

During the year ended December 31, 2007, income on investment banking increased $282,000, or 82.7% from the year ended 2006.  This improvement was due to additional sales volume driven by the yield curve and customers’ expectation of future interest rate decreases.

Premiums on sale of student loans increased by $270,000, or 13.0%, in 2007 over 2006.  The increase was primarily due to accelerating the sale of student loans during 2007.  Normally, as student loans reach payout status, the Company generally sells student loans into the secondary market.  Because of changes in the industry relative to loan consolidations, and in order to protect the premium on these loans, the Company made the decision to sell student loans prior to the payout period.  This resulted in recognition of premium in 2007 on loans that normally would have been sold in 2008.  Premiums on sale of student loans increased by $249,000, or 13.7%, in 2006 over 2005 due to similar accelerated sales during 2006.

On April 29, 2005, the Company invested an additional $25 million in Bank Owned Life Insurance (“BOLI”).  BOLI income increased by $570,000 in 2006 over 2005, primarily due to the timing of the investment, with approximately eight months of earnings in 2005 compared to a full year in 2006.  The remainder of the increase can be attributed to an improved earnings credit on the investment in 2006.

There were no gains or losses on sale of securities during 2007 or 2006.  During the second quarter of 2005, the Company sold certain available-for-sale investment securities obtained in a prior acquisition that did not fit its current investment portfolio strategy.  As a result of this liquidation, the Company recognized an after-tax loss on sale of securities of $168,000.

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

Non-interest expense for 2007 was $94.2 million, an increase of $5.1 million or 5.8%, from 2006.  The increase in non-interest expense during 2007 compared to 2006 is primarily attributed to normal on-going operating expenses and the incremental expenses of approximately $634,000 associated with the operation of new financial centers opened during 2007.  Also, during 2007, the Company recorded a nonrecurring expense of $1.2 million related to indemnification obligations with Visa U.S.A. litigation.  When normalized for both the Visa litigation expense and the additional expenses from the expansion, non-interest expense for 2007 increased by 3.7% over 2006.

Credit card expense for 2007 increased $860,000, or 26.6%, over 2006, primarily due to the increased volume in credit card applications, card creation, interchange and other related expense resulting from initiatives the Company has taken to stabilize its credit card portfolio.  See Loan Portfolio section for additional information.

Other non-interest expense for 2007 increased $2.1 million, or 19.2%, compared to 2006.  The most significant components of the increase were the $1.2 million in expense related to indemnification obligations with Visa U.S.A. litigation and an increase of $442,000 of student loan origination fees paid by the Company in 2007.

In October 2007, the Company, as a member of Visa U.S.A. Inc. (Visa U.S.A.), received shares of restricted stock in Visa, Inc. (Visa) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering.  Visa U.S.A asserts that the Company and other Visa U.S.A. member banks are obligated to share in potential losses resulting from certain litigation.  As stated above, the Company accrued $1.2 million in 2007 in connection with the Company’s obligation to indemnify Visa U.S.A. for costs and liabilities incurred in connection with certain litigation based on the Company’s proportionate membership interest in Visa U.S.A.  With respect to the remaining litigation related to Visa U.S.A., at this time the Company does not know the probable outcome of such litigation and cannot reasonably estimate a range of loss.   The Company will continue to monitor these litigation matters and record any change in the liability related to other litigation upon additional information becoming available.  Also as a result of the guidance from the SEC, the Company will not reflect in its 2007 financial statements any value for its membership interest in Visa as a result of the Visa Reorganization. Upon successful completion of the anticipated IPO, expected to occur in the first half of 2008, the fair value of such interest will be realized based on the value of shares used to establish the escrow account and shares redeemed for cash (limited to the amount of the obligation recorded).  The Company expects the value of these shares to exceed the aggregate amount of its recorded liability.  While the Company expects these events to occur, there can be no assurance that the restructuring and initial public offering of Visa will be successful and that the shares of Visa allocated to the Company will have sufficient value to cover the Company’s obligations under the indemnification agreement.  Furthermore, additional accruals may be required in future periods should the Company’s estimate of its obligations under the indemnification agreement change.

As stated above, the Company had a $442,000 increase in expense for payment of student loan origination fees in 2007 from 2006.  The Federal Student Loan Program began a three-year phase out program of origination fees on its loans late in 2006.  Most of the national market began waiving and absorbing the fees themselves during the phase-out period; therefore, as a leader in the Arkansas student loan market, the Company decided to do the same in order to prevent putting itself at a competitive disadvantage.  Proper accounting for these fees requires them to be amortized over the period in which the Company holds the loans.  The Company expensed $558,000 of student loan origination fees during 2007, compared to $116,000 in 2006, an increase of $442,000, or 381%.  As future loans are originated with waived fees, management anticipates this expense to increase through March 31, 2008, then to gradually decline each quarter through the end of the three year phase-out period, March 31, 2009.  Thereafter, the expense should decline as the remaining fees are amortized over the remaining life of the loans.

The Federal Deposit Insurance Reform Act of 2005 authorized eligible insured depository institutions to share a one-time assessment credit pool.  Several of the Company’s subsidiary banks qualified for the credit, and were not required to pay FDIC deposit insurance since that time.  However, during 2007, the credits at some of the banks were depleted. Other subsidiary banks will deplete their credits during the first half of 2008, resulting in an expected increase in deposit insurance expense of approximately $400,000 during 2008, compared with 2007.

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

The increase in credit card expense in 2006 over 2005 was primarily attributable to the Company’s travel rewards program.  Accumulated travel rewards expire after 36 months.  The Company has introduced several new initiatives to make its product more competitive.  One of the key initiatives introduced in 2005 was to move as many qualifying accounts as possible from a standard VISA product to a Platinum VISA Rewards product.  As a result of this conversion process, travel rewards expense increased in 2006 over 2005.

Core deposit premium amortization expense recorded for the years ended December 31, 2007, 2006 and 2005, was $817,000, $830,000 and $830,000, respectively.  The Company’s estimated amortization expense for each of the following five years is:  2008 – $807,000; 2009 – $802,000; 2010 – $698,000; 2011 – $451,000; and 2012 – $321,000.  The estimated amortization expense decreases as core deposit premiums fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2007, 2006 and 2005, respectively, as well as changes in 2007 from 2006 and in 2006 from 2005.

Table 6:              Non-Interest Expense

				2007		2006
	Years Ended December 31			Change from		Change from
(In thousands)	2007	2006	2005	2006		2005

Salaries and employee benefits	$54,865	$53,442	$51,270	$1,423	2.66%	$2,172	4.24%
Occupancy expense, net	6,674	6,385	5,840	289	4.53	545	9.33
Furniture and equipment expense	5,865	5,718	5,758	147	2.57	(40)	(0.69)
Loss on foreclosed assets	212	136	191	76	55.88	(55)	(28.80)
Deposit insurance	328	270	279	58	21.48	(9)	(3.23)
Other operating expenses
Professional services	2,779	2,490	2,201	289	11.61	289	13.13
Postage	2,309	2,278	2,281	31	1.36	(3)	(0.13)
Telephone	1,820	1,961	1,847	(141)	(7.19)	114	6.17
Credit card expense	4,095	3,235	2,693	860	26.58	542	20.13
Operating supplies	1,669	1,611	1,555	58	3.60	56	3.60
Amortization of core deposits	817	830	830	(13)	(1.57)	--	0.00
Other expense	12,764	10,712	10,839	2,052	19.16	(127)	(1.17)
Total non-interest expense	$94,197	$89,068	$85,584	$5,129	5.76%	$3,484	4.07%
Income Taxes

The provision for income taxes for 2007 was $12.4 million, compared to $12.4 million in 2006 and $12.5 million in 2005.  The effective income tax rates for the years ended 2007, 2006 and 2005 were 31.2%, 31.2% and 31.7%, respectively.

Loan Portfolio

The Company's loan portfolio averaged $1.823 billion during 2007 and $1.740 billion during 2006.  As of December 31, 2007, total loans were $1.850 billion, compared to $1.783 billion on December 31, 2006.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $379.9 million at December 31, 2007, or 20.5% of total loans, compared to $370.8 million, or 20.8% of total loans at December 31, 2006.  The $9.2 million consumer loan increase from 2006 to 2007 is the result of a $22.7 million, or 15.8%, increase in credit cards, offset by a decline in student loans and other consumer loans.

The Company continues to experience significant competitive pressure from the credit card industry.  From 2002 through 2005, the credit card portfolio decreased by approximately $10 million to $14 million each year, primarily due to closed accounts.  However, the Company experienced a slow-down in this trend throughout 2006, with the credit card portfolio balance increasing by approximately $300,000 from December 31, 2005 to December 31, 2006.  The credit card portfolio balance increased by a larger increment each quarter of 2007, when compared to the same period in 2006.

After five consecutive years of net decreases in the number of credit card accounts, the Company experienced an addition of 1,650 net new accounts in 2006.  The Company added approximately 15,000 net new accounts in 2007.  Management believes the increase in outstanding balances and the addition of new accounts are the result of the introduction of several initiatives over the past two years to make the Company’s credit card products more competitive.  The latest of those initiatives was the introduction of a 7.25% fixed rate card in July 2006, with no fees and no rewards. While these results are positive, because of the significant competitive pressures in the credit card industry and uncertainty in the economy, management cannot be assured that the growth trend can be sustained.

As student loans reach payout status, the Company generally sells these loans into the secondary market.  Because of changes in the industry relative to loan consolidations, and in order to protect the premium, the Company made the decision to sell some student loans prior to the payout period in 2006, and continued the practice throughout 2007.  These early sales created a decline in the portfolio balance of student loans at December 31, 2007 and 2006.

Real estate loans consist of construction loans, single family residential loans and commercial loans.  Real estate loans were $1.186 billion at December 31, 2007, or 64.1% of total loans, compared to $1.154 billion, or 64.7% of total loans at December 31, 2006, an increase of $32 million.  Commercial real estate loans increased $29.8 million during 2007 and single-family residential loans increased by $18.2 million.  Real estate loan growth was somewhat mitigated by a $16.5 million, or 5.9%, reduction in real estate development and construction loans due to the slow down in the industry.

Commercial loans consist of commercial loans, agricultural loans and financial institution loans.  Commercial loans were $274.0 million at December 31, 2007, or 14.8% of total loans, compared to the $245.1 million, or 13.7% of total loans at December 31, 2006.  This $28.9 million increase in commercial loans is primarily due to a $15.1 million increase in other commercial loans and an $11.1 million increase in agricultural loans.

The amounts of loans outstanding at the indicated dates are reflected in table 7, according to type of loan.

Table 7:              Loan Portfolio

	Years Ended December 31

(In thousands)	2007	2006	2005	2004	2003

Consumer
Credit cards	$166,044	$143,359	$143,058	$155,326	$165,919
Student loans	76,277	84,831	89,818	83,283	86,301
Other consumer	137,624	142,596	138,051	128,552	142,995
Real Estate
Construction	260,924	277,411	238,898	169,001	111,567
Single family residential	382,676	364,450	340,839	318,488	261,936
Other commercial	542,184	512,404	479,684	481,728	408,452
Commercial
Commercial	193,091	178,028	184,920	158,613	162,122
Agricultural	73,470	62,293	68,761	62,340	57,393
Financial institutions	7,440	4,766	20,499	1,079	6,370
Other	10,724	13,357	13,579	12,966	15,259

Total loans	$1,850,454	$1,783,495	$1,718,107	$1,571,376	$1,418,314

Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2007.

Table 8:              Maturity and Interest Rate Sensitivity of Loans

		Over 1
		year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$303,577	$75,652	$716	$379,945
Real estate	715,745	444,462	25,577	1,185,784
Commercial	215,246	57,558	1,197	274,001
Other	5,327	4,947	450	10,724

Total	$1,239,895	$582,619	$27,940	$1,850,454

Predetermined rate	$669,830	$520,576	$27,768	$1,218,174
Floating rate	570,065	62,043	172	632,280

Total	$1,239,895	$582,619	$27,940	$1,850,454

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

Table 9 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.

Table 9:              Non-performing Assets

	Years Ended December 31
(In thousands)	2007	2006	2005	2004	2003

Nonaccrual loans	$9,909	$8,958	$7,296	$10,918	$10,049
Loans past due 90 days or more
(principal or interest payments)	1,282	1,097	1,131	1,085	1,518
Restructured	--	--	--	--	--
Total non-performing loans	11,191	10,055	8,427	12,003	11,567

Other non-performing assets
Foreclosed assets held for sale	2,629	1,940	1,540	1,839	2,979
Other non-performing assets	17	52	16	83	393
Total other non-performing assets	2,646	1,992	1,556	1,922	3,372

Total non-performing assets	$13,837	$12,047	$9,983	$13,925	$14,939

Allowance for loan losses to
non-performing loans	226.10%	252.46%	319.48%	220.84%	219.13%
Non-performing loans to total loans	0.60%	0.56%	0.49%	0.76%	0.82%
Non-performing assets to total assets	0.51%	0.45%	0.40%	0.58%	0.67%

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2007, 2006 and 2005.

At December 31, 2007, impaired loans were $12.5 million compared to $12.8 million in 2006.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

Allowance for Loan Losses

Overview

The Company maintains an allowance for loan losses.  This allowance is created through charges to income and maintained at a sufficient level to absorb expected losses in the Company’s loan portfolio.  The allowance for loan losses is determined monthly based on management’s assessment of several factors such as 1) historical loss experience based on volumes and types of loans, 2) reviews or evaluations of the loan portfolio and allowance for loan losses, 3) trends in volume, maturity and composition of the portfolio, 4) off balance sheet credit risk, 5) volume and trends in delinquent and nonaccrual loans, 6) lending policies and procedures including those for loan losses, collections and recoveries, 7) national and local economic trends and conditions, 8) concentrations of credit that might affect loss experience across one or more components of the loan portfolio, 9) the experience, ability and depth of lending management and staff and 10) other factors and trends, which will affect specific loans or categories of loans.

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

An analysis of the allowance for loan losses for the last five years is shown in table 10.

Table 10:            Allowance for Loan Losses

(In thousands)	2007	2006	2005	2004	2003

Balance, beginning of year	$25,385	$26,923	$26,508	$25,347	$21,948

Loans charged off
Credit card	2,663	2,454	4,950	4,589	4,705
Other consumer	1,538	1,242	1,240	2,144	1,987
Real estate	1,916	1,868	1,048	1,263	1,504
Commercial	715	1,317	3,688	2,409	2,674
Total loans charged off	6,832	6,881	10,926	10,405	10,870

Recoveries of loans previously charged off
Credit card	1,024	1,040	832	720	670
Other consumer	483	629	636	683	644
Real estate	648	901	251	277	218
Commercial	414	536	2,096	751	987
Total recoveries	2,569	3,106	3,815	2,431	2,519
Net loans charged off	4,263	3,775	7,111	7,974	8,351
Allowance for loan losses of
acquired institutions	--	--	--	1,108	2,964
Reclass to reserve for unfunded commitments (1)	--	(1,525)	--	--	--
Provision for loan losses	4,181	3,762	7,526	8,027	8,786

Balance, end of year	$25,303	$25,385	$26,923	$26,508	$25,347

Net charge-offs to average loans	0.23%	0.22%	0.43%	0.52%	0.64%
Allowance for loan losses to period-end loans	1.37%	1.42%	1.57%	1.69%	1.79%
Allowance for loan losses to net charge-offs	593.55%	672.45%	378.6%	332.4%	303.5%

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

Several factors in the national economy, including interest rate volatility predicated by the Federal Reserve’s adjustments to the prime index over the past twenty-four months, the effect of fuel prices on the commercial and consumer markets, uncertainty in the residential housing market and other loan sectors which may be exhibiting weaknesses, further justifies the need for unallocated reserves.

As of December 31, 2007, the allowance for loan losses reflects a decrease of approximately $82,000 from December 31, 2006.  As a general rule, the allocation in each category within the allowance reflects the overall changes in loan portfolio mix.

The Company’s allocation of the allowance for loans losses at December 31, 2007 remained relatively consistent with the allocation at December 31, 2006.  The unallocated portion of the allowance decreased approximately $501,000 during the year ended December 31, 2007.   This decrease in the unallocated portion of the allowance is primarily related to increases in general allocations based on growth in the loan portfolio.

The Company still has some concerns over the uncertainty of the economy and the impact of pricing in the poultry and timber industries in Arkansas.  The Company is also cautious regarding the softening of the real estate market in Arkansas.  Based on its analysis of loans within these business sectors, the Company believes the allowance for loan losses is adequate for the year ended December 31, 2007.  Management actively monitors the status of these industries as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.

The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 11.

Table 11:            Allocation of Allowance for Loan Losses

	December 31
	2007		2006		2005		2004		2003
	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
(In thousands)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,841	9.0%	$3,702	8.0%	$3,887	8.3%	$4,217	9.9%	$3,913	11.7%
Other consumer	1,501	11.5%	1,402	12.8%	1,158	13.3%	1,097	13.5%	1,597	16.2%
Real estate	10,157	64.1%	9,835	64.7%	9,870	61.7%	9,357	61.7%	8,723	55.1%
Commercial	2,528	14.8%	2,856	13.7%	5,857	15.9%	4,820	14.1%	5,113	15.9%
Other	187	0.6%	--	0.8%	--	0.8%	--	0.8%	4	1.1%
Unallocated	7,089		7,590		6,151		7,017		5,997

Total	$25,303	100.0%	$25,385	100.0%	$26,923	100.0%	$26,508	100.0%	$25,347	100.0%

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

Held-to-maturity and available-for-sale investment securities were $190.3 million and $340.6 million, respectively, at December 31, 2007, compared to the held-to-maturity amount of $179.9 million and available-for-sale amount of $347.2 million at December 31, 2006.

As of December 31, 2007, $38.5 million, or 20.2%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 29.9% of which will mature in less than five years.  In the available-for-sale securities, $323.5 million, or 95.8%, were in U.S. Treasury and U.S. government agency securities, 41.8% of which will mature in less than five years.

In order to reduce the Company's income tax burden, an additional $149.3 million, or 78.4%, of the held-to-maturity securities portfolio, as of December 31, 2007, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale securities, $858,000, or 0.25% were invested in tax-exempt obligations of state and political subdivisions.  Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis.  There are no securities of any one state and political subdivision issuer exceeding ten percent of the Company's stockholders' equity at December 31, 2007.

The Company has approximately $129,000, or 0.1%, in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2007.  In the available-for-sale securities, $2.8 million, or 0.9% were invested in mortgaged-backed securities.

As of December 31, 2007, the held-to-maturity investment portfolio had gross unrealized gains of $1.827 million and gross unrealized losses of $373,000.

The Company had no gross realized gains during the years ended December 31, 2007, 2006 and 2005, resulting from the sales and/or calls of securities.  There were no gross realized losses resulting from sales and/or calls of securities for the years ended December 31, 2007 and  2006, with $275,000 of gross realized losses during 2005.

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

Table 12 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 12:            Investment Securities

	Years Ended December 31
	2007				2006
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$1,500	$14	$--	$1,514	$--	$--	$--	$--
U.S. Government
agencies	37,000	722	(19)	37,703	54,998	367	(272)	55,093
Mortgage-backed
securities	129	2	--	131	155	3	(1)	157
State and political
subdivisions	149,262	1,089	(354)	149,997	122,472	667	(892)	122,247
Other securities	2,393	--	--	2,393	2,319	--	--	2,319

Total	$190,284	$1,827	$(373)	$191,738	$179,944	$1,037	$(1,165)	$179,816

Available-for-Sale
U.S. Treasury	$5,498	$26	$--	$5,524	$6,970	$--	$(30)	$6,940
U.S. Government
agencies	317,998	3,090	(299)	320,789	326,301	287	(4,177)	322,411
Mortgage-backed
securities	2,923	--	(165)	2,758	3,032	--	(76)	2,956
State and political
subdivisions	855	3	--	858	1,360	10	--	1,370
Other securities	10,608	109	--	10,717	13,035	470	--	13,505

Total	$337,882	$3,228	$(464)	$340,646	$350,698	$767	$(4,283)	$347,182

Table 13 reflects the amortized cost and estimated fair value of securities at December 31, 2007, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 37.5% tax rate) of such securities.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13:                      Maturity Distribution of Investment Securities

	December 31, 2007
		Over	Over
		1 year	5 years
	1 year	through	through	Over	No fixed		Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Total	Value	Value

Held-to-Maturity
U.S. Treasury	$1,500	$--	$--	$--	$--	$1,500	$1,500	$1,514
U.S. Government
agencies	8,000	2,000	27,000	--	--	37,000	37,000	37,703
Mortgage-backed
securities	--	--	43	86	--	129	129	131
State and political
subdivisions	14,803	43,753	61,004	29,702	--	149,262	149,334	149,997
Other securities	--	--	--	930	1,463	2,393	2,393	2,393

Total	$24,303	$45,753	$88,047	$30,718	$1,463	$190,284	$190,356	$191,738

Percentage of total	12.8%	24.0%	46.3%	16.1%	0.8%	100.0%

Weighted average yield	3.9%	4.1%	4.6%	4.2%	3.1%	4.3%

Available-for-Sale
U.S. Treasury	$5,498	$--	$--	$--	$--	$5,498	$5,500	$5,524
U.S. Government
agencies	86,697	43,183	188,118	--	--	317,998	318,066	320,789
Mortgage-backed
securities	--	1	849	2,073	--	2,923	2,967	2,758
State and political
subdivisions	395	460	--	--	--	855	855	858
Other securities	--	--	--	--	10,608	10,608	10,717	10,717

Total	$92,590	$43,644	$188,967	$2,073	$10,608	$337,882	$338,105	$340,646

Percentage of total	27.4%	12.9%	55.9%	0.6%	3.2%	100.0%

Weighted average yield	3.9%	4.6%	5.7%	5.2%	6.5%	5.1%

Deposits

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 83 financial centers.  The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2007, core deposits comprised 77.5% of the Company’s total deposits.

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

The Company’s total deposits as of December 31, 2007 were $2.183 billion, an increase of $7 million, or 0.32%, from $2.176 billion at December 31, 2006.  The Company had $39 million and $50 million of brokered deposits at December 31, 2007 and 2006, respectively.

Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits for the three years ended December 31, 2007.

Table 14:                       Average Deposit Balances and Rates

	December 31
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
(In thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Non-interest bearing transaction
accounts	$307,041	--	$308,804	--	$303,974	--
Interest bearing transaction and
savings deposits	736,160	1.78%	737,328	1.58%	762,558	1.02%
Time deposits
$100,000 or more	441,854	4.83%	407,778	4.08%	371,871	2.83%
Other time deposits	682,703	4.55%	644,927	3.92%	578,949	2.74%

Total	$2,167,758	3.02%	$2,098,837	2.59%	$2,017,352	1.79%

The Company's maturities of large denomination time deposits at December 31, 2007 and 2006 are presented in table 15.

Table 15:                      Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit
	($100,000 or more)
	December 31
	2007		2006
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$188,388	41.7%	$123,214	27.4%
Over 3 months to 6 months	101,297	22.4%	108,716	24.1%
Over 6 months to 12 months	120,924	26.7%	145,716	32.4%
Over 12 months	41,653	9.2%	72,664	16.1%

Total	$452,262	100.00%	$450,310	100.00%

Short-Term Debt

Federal funds purchased and securities sold under agreements to repurchase were $128.8 million at December 31, 2007, as compared to $105.0 million at December 31, 2006.  Other short-term borrowings, consisting of U.S. TT&L Notes and short-term FHLB borrowings, were $1.8 million at December 31, 2007, as compared to $6.1 million at December 31, 2006.

The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Long-Term Debt

The Company’s long-term debt was $82.3 million and $83.3 million at December 31, 2007 and 2006, respectively.   The outstanding balance for December 31, 2007 includes $51.4 million in FHLB long-term advances and $30.9 million of trust preferred securities.  The outstanding balance for December 31, 2006, includes $2.0 million in long-term debt, $50.4 million in FHLB long-term advances and $30.9 million of trust preferred securities.

During the year ended December 31, 2007, the Company decreased long-term debt by $1.0 million, or 1.2% from December 31, 2006.  This decrease is attributable to the Company’s final annual $2.0 million payment on its note payable along with scheduled principal pay downs on FHLB long-term advances, offset by additional FHLB long-term advances.

Aggregate annual maturities of long-term debt at December 31, 2007 are presented in table 16.

Table 16:            Maturities of Long-Term Debt
		Annual
(In thousands)	Year	Maturities

	2008	$12,859
	2009	5,700
	2010	5,647
	2011	4,577
	2012	3,749
	Thereafter	49,753
	Total	$82,285

Capital

Overview

At December 31, 2007, total capital reached $272.4 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2007, the Company’s equity to asset ratio was 10.12% compared to 9.75% at year-end 2006.

Capital Stock

At the Company’s annual shareholder meeting held on April 10, 2007, the shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares of Class A, $0.01 par value, Common Stock from 30,000,000 to 60,000,000.  Class A Common Stock is the Company’s only outstanding class of stock.

Stock Repurchase

At the beginning of the calendar year 2007, the Company had a stock repurchase program which authorized the repurchase of up to 733,485 shares of common stock.  On November 28, 2007, the Company announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The new program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

During the year ended December 31, 2007, the Company repurchased a total of 320,726 shares of stock with a weighted average repurchase price of $26.75 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 690,852 shares.

Cash Dividends

The Company declared cash dividends on its Common Stock of $0.73 per share for the twelve months ended December 31, 2007, compared to $0.68 per share for the twelve months ended December 31, 2006.  In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2007, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at December 31, 2007 and 2006 are presented in table 17.

Table 17:            Risk-Based Capital

	December 31
(In thousands)	2007	2006

Tier 1 capital
Stockholders’ equity	$272,406	$259,016
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums	(63,706)	(64,334)
Unrealized loss on available-
for-sale securities	(1,728)	2,198
Other	--	--

Total Tier 1 capital	236,972	226,880

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	52	167
Qualifying allowance for loan losses	23,866	22,953

Total Tier 2 capital	23,918	23,120

Total risk-based capital	$260,890	$250,000

Risk weighted assets	$1,906,321	$1,831,063

Ratios at end of year
Leverage ratio	9.06%	8.83%
Tier 1 capital	12.43%	12.39%
Total risk-based capital	13.69%	13.64%
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

The Company’s long-term debt at December 31, 2007, includes notes payable, FHLB long-term advances and trust preferred securities, all of which the Company is contractually obligated to repay in future periods.

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

The funding requirements of the Company's most significant financial commitments, at December 31, 2007 are shown in table 18.

Table 18:            Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total

Long-term debt	$12,859	$11,347	$8,326	$49,753	$82,285
Credit card loan commitments	244,052	--	--	--	244,052
Other loan commitments	411,421	--	--	--	411,421
Letters of credit	9,906	--	--	--	9,906

The Company has $64.0 million and $64.8 million total goodwill and core deposit premiums for the periods ended December 31, 2007 and December 31, 2006, respectively.  Because of the Company’s high level of these two intangible assets, management believes a useful calculation is tangible return on equity.  This non-GAAP calculation for the twelve months ended December 31, 2007, 2006, 2005, 2004 and 2003, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 19.

Table 19:            Return on Tangible Equity

(In thousands)	2007	2006	2005	2004	2003

Twelve months ended

Return on average stockholders equity: (A/C)	10.26%	10.93%	11.24%	10.64%	11.57%
Return on tangible equity: (A+B)/(C-D)	13.78%	15.03%	15.79%	14.94%	14.03%

Net income	$27,360	$27,481	$26,962	$24,446	$23,790	(A)
Amortization of intangibles, net of taxes	511	519	522	494	108	(B)
Average stockholders' equity	266,628	251,518	239,976	229,719	205,683	(C)
Average goodwill and core deposits, net	64,409	65,233	65,913	62,836	35,335	(D)

During the fourth quarter 2007, the Company recorded a nonrecurring $744,000 after tax charge, or a $0.05 reduction in diluted earnings per share, related to indemnification obligations with Visa U.S.A. litigation.  For further discussion related to the Visa U.S.A. litigation, see the analysis of “Non-Interest Expense” included elsewhere in this section.   On December 31, 2004, the Company recorded a nonrecurring $470,000 after tax charge, or a $0.03 reduction in diluted earnings per share, related to the write off of deferred debt issuance cost associated with the redemption of its 9.12% trust preferred securities.  During the second quarter 2003, the Company recorded a nonrecurring $0.03 addition to earnings per share, resulting from the sale of its mortgage servicing portfolio.  In light of these events, management believes operating earnings (earnings excluding nonrecurring items) is a useful calculation in reflection the Company’s performance.  This non-GAAP calculation for the twelve months ended December 31, 2007, 2006, 2005, 2004 and 2003 is presented in table 20.

Table 20:            Operating Earnings

(In thousands, except share data)	2007	2006	2005	2004	2003

Twelve months ended

Net Income	$27,360	$27,481	$26,962	$24,446	$23,790
Nonrecurring items
Write off of deferred debt issuance cost	--	--	--	771	--
Gain on sale of mortgage servicing	--	--	--	--	(771)
VISA litigation expense	1,220	--	--	--	--
Tax effect	(476)	--	--	(301)	301
Net nonrecurring items	744	--	--	470	(470)
Operating Income	$28,104	$27,481	$26,962	$24,916	$23,320

Diluted earnings per share	$1.92	$1.90	$1.84	$1.65	$1.65
Nonrecurring items
Write off of deferred debt issuance cost	--	--	--	0.05	--
Gain on sale of mortgage servicing	--	--	--	--	(0.05)
VISA litigation expense	0.09	--	--	--	--
Tax effect	(0.04)	--	--	(0.02)	0.02
Net nonrecurring items	0.05	--	--	0.03	(0.03)
Diluted operating earnings per share	$1.97	$1.90	$1.84	$1.68	$1.62

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 21.

Table 21:            Quarterly Results
	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2007
Net interest income	$22,231	$22,793	$23,570	$23,522	$92,116
Provision for loan losses	751	831	850	1,749	4,181
Non-interest income	11,454	11,337	11,373	11,839	46,003
Non-interest expense	23,214	23,011	23,223	24,749	94,197
Net income	6,637	7,031	7,500	6,192	27,360
Basic earnings per share	0.47	0.50	0.53	0.45	1.95
Diluted earnings per share	0.46	0.49	0.53	0.44	1.92

2006
Net interest income	$21,952	$22,192	$22,377	$22,283	$88,804
Provision for loan losses	1,708	789	602	663	3,762
Non-interest income	10,612	11,516	11,026	10,793	43,947
Non-interest expense	22,125	22,301	22,135	22,507	89,068
Net income	5,988	7,296	7,447	6,750	27,481
Basic earnings per share	0.42	0.51	0.53	0.47	1.93
Diluted earnings per share	0.41	0.51	0.51	0.47	1.90

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements.  At December 31, 2007, undivided profits of the Company's subsidiaries were approximately $155 million, of which approximately $11 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed.  At December 31, 2007, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At December 31, 2007, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 17.4% of total assets, as compared to 19.4% at December 31, 2006.

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

Third, the Company’s affiliate banks have lines of credits available with the Federal Home Loan Bank.  While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs.  Approximately $428 million of these lines of credit are currently available, if needed.

Fourth, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 64% of the investment portfolio is classified as available-for-sale.  The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

The table below presents the Company’s interest rate sensitivity position at December 31, 2007.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table: 22           Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total

Earning assets
Short-term investments	$27,600	$--	$--	$--	$--	$--	$--	$27,600
Assets held in trading
accounts	2,694	--	2,964	--	--	--	--	5,658
Investment securities	89,347	23,878	71,103	56,805	159,839	72,101	57,857	530,930
Mortgage loans held for sale	11,097	--	--	--	--	--	--	11,097
Loans	587,465	167,138	159,624	318,746	271,514	311,105	34,862	1,850,454
Total earning assets	718,203	191,016	233,691	375,551	431,353	383,206	92,719	2,425,739

Interest bearing liabilities
Interest bearing transaction
and savings deposits	446,077	--	--	--	63,031	189,093	63,032	761,233
Time deposits	149,350	278,314	254,324	309,063	98,480	21,912	--	1,111,443
Short-term debt	130,583	--	--	--	--	--	--	130,583
Long-term debt	630	15,943	2,287	4,762	5,763	25,308	27,592	82,285
Total interest bearing
liabilities	726,640	294,257	256,611	313,825	167,274	236,313	90,624	2,085,544

Interest rate sensitivity Gap	$(8,437)	$(103,241)	$(22,920)	$61,726	$264,079	$146,893	$2,095	$340,195
Cumulative interest rate
sensitivity Gap	$(8,437)	$(111,678)	$(134,598)	$(72,872)	$191,207	$338,100	$340,195
Cumulative rate sensitive assets
to rate sensitive liabilities	98.8%	89.1%	89.5%	95.4%	110.9%	116.9%	116.3%
Cumulative Gap as a % of
earning assets	(0.3)%	(4.6)%	(5.5)%	(3.0)%	7.9%	13.9%	14.0%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Management’s Report on Internal Control Over Financial Reporting	41
Report of Independent Registered Public Accounting Firm
Report on Internal Control Over Financial Reporting	42
Report on Consolidated Financial Statements	43
Consolidated Balance Sheets, December 31, 2007 and 2006	44
Consolidated Statements of Income, Years Ended
December 31, 2007, 2006 and 2005	45
Consolidated Statements of Cash Flows, Years Ended
December 31, 2007, 2006 and 2005	46
Consolidated Statements of Stockholders’ Equity, Years Ended
December 31, 2007, 2006 and 2005	47
Notes to Consolidated Financial Statements,
December 31, 2007, 2006 and 2005	48

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 36 hereof.

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

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited Simmons First National Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenances of records that, in reasonable details, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Simmons First National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Simmons First National Corporation and our report dated February 21, 2008, expressed an unqualified opinion thereon.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
February 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation as of December 31, 2007, and 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simmons First National Corporation as of December 31, 2007, and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simmons First National Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2008, expressed an  unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
February 21, 2008

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 and 2006

(In thousands, except share data)	2007	2006

ASSETS

Cash and non-interest bearing balances due from banks	$82,630	$83,452
Interest bearing balances due from banks	21,140	45,829
Federal funds sold	6,460	21,870
Cash and cash equivalents	110,230	151,151
Investment securities	530,930	527,126
Mortgage loans held for sale	11,097	7,091
Assets held in trading accounts	5,658	4,487
Loans	1,850,454	1,783,495
Allowance for loan losses	(25,303)	(25,385)
Net loans	1,825,151	1,758,110
Premises and equipment	75,473	67,926
Foreclosed assets held for sale, net	2,629	1,940
Interest receivable	21,345	21,974
Bank owned life insurance	38,039	36,133
Goodwill	60,605	60,605
Core deposit premiums	3,382	4,199
Other assets	7,908	10,671
TOTAL ASSETS	$2,692,447	$2,651,413

LIABILITIES

Non-interest bearing transaction accounts	$310,181	$305,327
Interest bearing transaction accounts and savings deposits	761,233	738,763
Time deposits	1,111,443	1,131,441
Total deposits	2,182,857	2,175,531
Federal funds purchased and securities sold
under agreements to repurchase	128,806	105,036
Short-term debt	1,777	6,114
Long-term debt	82,285	83,311
Accrued interest and other liabilities	24,316	22,405
Total liabilities	2,420,041	2,392,397

STOCKHOLDERS’ EQUITY

Capital stock
Class A, common, par value $0.01 a share, authorized
60,000,000 shares at 2007, and 30,000,000 shares at 2006
13,918,368 issued and outstanding at 2007 and 14,196,855 at 2006	139	142
Surplus	41,019	48,678
Undivided profits	229,520	212,394
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $1,037 at 2007
and income tax credits $1,319 at 2006	1,728	(2,198)
Total stockholders’ equity	272,406	259,016
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,692,447	$2,651,413

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(In thousands, except per share data)	2007	2006	2005

INTEREST INCOME
Loans	$141,706	$130,248	$112,238
Federal funds sold	1,418	1,057	925
Investment securities	23,646	20,438	18,677
Mortgage loans held for sale	505	476	552
Assets held in trading accounts	100	71	99
Interest bearing balances due from banks	1,161	1,072	580
TOTAL INTEREST INCOME	168,536	153,362	133,071

INTEREST EXPENSE
Deposits	65,474	54,250	34,208
Federal funds purchased and securities sold
under agreements to repurchase	5,371	4,615	3,104
Short-term debt	804	1,227	1,101
Long-term debt	4,771	4,466	4,401
TOTAL INTEREST EXPENSE	76,420	64,558	42,814

NET INTEREST INCOME	92,116	88,804	90,257
Provision for loan losses	4,181	3,762	7,526
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	87,935	85,042	82,731
NON-INTEREST INCOME
Trust income	6,218	5,612	5,589
Service charges on deposit accounts	14,794	15,795	15,818
Other service charges and fees	3,016	2,561	2,017
Income on sale of mortgage loans, net of commissions	2,766	2,849	2,919
Income on investment banking, net of commissions	623	341	416
Credit card fees	12,217	10,742	10,252
Premiums on sale of student loans	2,341	2,071	1,822
Bank owned life insurance income	1,493	1,523	953
Other income	2,535	2,453	2,700
Loss on sale of securities, net of taxes	--	--	(168)
TOTAL NON-INTEREST INCOME	46,003	43,947	42,318

NON-INTEREST EXPENSE
Salaries and employee benefits	54,865	53,442	51,270
Occupancy expense, net	6,674	6,385	5,840
Furniture and equipment expense	5,865	5,718	5,758
Loss on foreclosed assets	212	136	191
Deposit insurance	328	270	279
Other operating expenses	26,253	23,117	22,246
TOTAL NON-INTEREST EXPENSE	94,197	89,068	85,584
INCOME BEFORE INCOME TAXES	39,741	39,921	39,465
Provision for income taxes	12,381	12,440	12,503
NET INCOME	$27,360	$27,481	$26,962
BASIC EARNINGS PER SHARE	$1.95	$1.93	$1.88
DILUTED EARNINGS PER SHARE	$1.92	$1.90	$1.84

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(In thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,360	$27,481	$26,962
Items not requiring (providing) cash
Depreciation and amortization	5,510	5,501	4,861
Provision for loan losses	4,181	3,762	7,526
Net amortization of investment securities	116	188	370
Deferred income taxes	865	2,221	1,342
Loss on sale of securities, net of taxes	--	--	168
Bank owned life insurance income	(1,493)	(1,523)	(953)
Changes in
Interest receivable	629	(3,220)	(4,506)
Mortgage loans held for sale	(4,006)	766	1,389
Assets held in trading accounts	(1,171)	143	285
Other assets	2,763	3,508	(1,949)
Accrued interest and other liabilities	508	3,596	1,366
Income taxes payable	538	(863)	142
Net cash provided by operating activities	35,800	41,560	37,003

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans	(75,161)	(72,137)	(156,243)
Purchase of bank and branch locations,
net funds received	--	--	1,945
Purchases of premises and equipment, net	(12,240)	(9,238)	(10,150)
Proceeds from sale of foreclosed assets	3,250	1,049	2,700
Proceeds from sale of securities	--	2,161	1,225
Proceeds from maturities of available-for-sale securities	146,379	130,345	88,382
Purchases of available-for-sale securities	(136,033)	(106,088)	(73,921)
Proceeds from maturities of held-to-maturity securities	31,123	29,431	32,921
Purchases of held-to-maturity securities	(41,466)	(59,213)	(32,220)
Purchases of bank owned life insurance	(413)	(1,341)	(25,000)
Net cash used in investing activities	(84,561)	(85,031)	(170,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	7,326	115,573	98,609
Net change in short-term debt	(4,337)	(1,917)	5,658
Dividends paid	(10,234)	(9,666)	(8,757)
Proceeds from issuance of long-term debt	10,786	7,275	1,821
Repayment of long-term debt	(11,812)	(10,984)	(9,464)
Net change in Federal funds purchased and
securities sold under agreements to repurchase	23,770	(2,187)	2,438
Repurchase of common stock, net	(7,659)	(5,045)	(9,105)
Net cash provided by financing activities	7,840	93,049	81,200
(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(40,921)	49,578	(52,158)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	151,151	101,573	153,731
CASH AND CASH EQUIVALENTS, END OF YEAR	$110,230	$151,151	$101,573

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2004	$146	$62,826	$(1,124)	$176,374	$238,222
Comprehensive income
Net income	--	--	--	26,962	26,962
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $1,942	--	--	(3,236)	--	(3,236)
Comprehensive income					23,726
Stock issued as bonus shares – 5,620 shares	--	138	--	--	138
Exercise of stock options – 106,420 shares	1	1,432	--	--	1,433
Securities exchanged under stock option plan	--	(988)	--	--	(988)
Repurchase of common stock
– 371,453 shares	(4)	(9,685)	--	--	(9,689)
Cash dividends declared ($0.61 per share)	--	--	--	(8,757)	(8,757)
Balance, December 31, 2005	143	53,723	(4,360)	194,579	244,085
Comprehensive income
Net income	--	--	--	27,481	27,481
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $1,296	--	--	2,162	--	2,162
Comprehensive income					29,643
Stock issued as bonus shares – 10,200 shares	--	275	--	--	275
Exercise of stock options – 106,880 shares	1	1,516	--	--	1,517
Stock granted under
stock-based compensation plans	--	88	--	--	88
Securities exchanged under stock option plan	--	(1,291)	--	--	(1,291)
Repurchase of common stock
– 203,100 shares	(2)	(5,633)	--	--	(5,635)
Cash dividends declared ($0.68 per share)	--	--	--	(9,666)	(9,666)
Balance, December 31, 2006	142	48,678	(2,198)	212,394	259,016
Comprehensive income
Net income	--	--	--	27,360	27,360
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $1,037	--	--	3,926	--	3,926
Comprehensive income					31,286
Stock issued as bonus shares – 15,146 shares	--	419	--	--	419
Exercise of stock options – 33,720 shares	--	509	--	--	509
Stock granted under
stock-based compensation plans	--	178	--	--	178
Securities exchanged under stock option plan	--	(203)	--	--	(203)
Repurchase of common stock
– 320,726 shares	(3)	(8,562)	--	--	(8,565)
Cash dividends declared ($0.73 per share)	--	--	--	(10,234)	(10,234)
Balance, December 31, 2007	$139	$41,019	$1,728	$229,520	$272,406

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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers.  The Company records all derivatives on the balance sheet at fair value.  Historically, the Company’s policy has been not to invest in derivative type investments but in an effort to meet the financing needs of its customers, the Company entered into its first fair value hedge during the second quarter of 2003.  Fair value hedges include interest rate swap agreements on fixed rate loans.  For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument.  The fair value hedge is considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amount of the loan being hedged was $1.8 million at December 31, 2007 and $1.9 million at December 31, 2006.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2007	2006	2005

Net Income	$27,360	$27,481	$26,962

Average common shares outstanding	14,044	14,226	14,375
Average common share stock options outstanding	197	248	312
Average diluted common shares	14,241	14,474	14,687

Basic earnings per share	$1.95	$1.93	$1.88
Diluted earnings per share	$1.92	$1.90	$1.84

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

NOTE 3:             INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2007				2006
	Gross	Gross	Estimated			Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Treasury	$1,500	$14	$--	$1,514	$--	$--	$--	$--
U.S. Government
agencies	37,000	722	(19)	37,703	54,998	367	(272)	55,093
Mortgage-backed
securities	129	2	--	131	155	3	(1)	157
State and political
subdivisions	149,262	1,089	(354)	149,997	122,472	667	(892)	122,247
Other securities	2,393	--	--	2,393	2,319	--	--	2,319

Total	$190,284	$1,827	$(373)	$191,738	$179,944	$1,037	$(1,165)	$179,816

Available-for-Sale

U.S. Treasury	$5,498	$26	$--	$5,524	$6,970	$--	$(30)	$6,940
U.S. Government
agencies	317,998	3,090	(299)	320,789	326,301	287	(4,177)	322,411
Mortgage-backed
securities	2,923	--	(165)	2,758	3,032	--	(76)	2,956
State and political
subdivisions	855	3	--	858	1,360	10	--	1,370
Other securities	10,608	109	--	10,717	13,035	470	--	13,505

Total	$337,882	$3,228	$(464)	$340,646	$350,698	$767	$(4,283)	$347,182

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2007, was $153.8 million, which is approximately 29.0% of the Company’s available-for-sale and held-to-maturity investment portfolio.  These declines primarily resulted from previous increases in market interest rates.

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

The following table shows the Company’s investments’ estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Government Agencies	$--	$--	$6,981	$19	$6,981	$19
Mortgage-backed securities	721	--	--	--	721	--
State and political subdivisions	9,717	93	32,921	261	42,638	354

Total	$10,438	$93	$39,902	$280	$50,340	$373

Available-for-Sale

U.S. Government Agencies	$15,931	$21	$84,755	$278	$100,686	$299
Mortgage-backed securities	--	--	2,757	165	2,757	165

Total	$15,931	$21	$87,512	$443	$103,443	$464

The following table shows the Company’s investments’ estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Government Agencies	$9,990	$8	$22,736	$264	$32,726	$272
Mortgage-backed securities	--	--	86	1	86	1
State and political subdivisions	17,290	139	49,328	753	66,618	892

Total	$27,280	$147	$72,150	$1,018	$99,430	$1,165

Available-for-Sale

U.S. Treasury	$2,471	$2	$4,469	$28	$6,940	$30
U.S. Government Agencies	42,455	287	252,679	3,890	295,134	4,177
Mortgage-backed securities	788	23	2,167	53	2,955	76

Total	$45,714	$312	$259,315	$3,971	$305,029	$4,283

Income earned on the above securities for the years ended December 31, 2007, 2006 and 2005 is as follows:

(In thousands)	2007	2006	2005

Taxable
Held-to-maturity	$2,521	$2,007	$1,056
Available-for-sale	15,841	13,698	12,842

Non-taxable
Held-to-maturity	5,228	4,635	4,588
Available-for-sale	56	98	191

Total	$23,646	$20,438	$18,677

The Statement of Stockholders’ Equity includes other comprehensive income (loss).  Other comprehensive income (loss) for the Company includes the change in the unrealized appreciation (depreciation) on available-for-sale securities.  The changes in the unrealized appreciation (depreciation) on available-for-sale securities for the years ended December 31, 2007, 2006, and 2005 are as follows:

(In thousands)	2007	2006	2005

Unrealized holding gains (losses) arising during the period	$3,926	$2,162	$(3,511)
Losses realized in net income	--	--	275

Net change in unrealized appreciation (depreciation)
on available-for-sale securities	$3,926	$2,162	$(3,236)

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$24,303	$24,327	$92,590	$92,386
After one through five years	45,753	46,042	43,644	43,658
After five through ten years	88,047	89,119	188,967	191,966
After ten years	30,718	30,787	2,073	1,919
Other securities	1,463	1,463	10,608	10,717

Total	$190,284	$191,738	$337,882	$340,646

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $410,645,000 at December 31, 2007 and $400,668,000 at December 31, 2006.

The book value of securities sold under agreements to repurchase amounted to $91,466,000 and $80,566,000 for December 31, 2007 and 2006, respectively.

The Company had no gross realized gains during the years ended December 31, 2007, 2006 and 2005, resulting from the sales and/or calls of securities.  There were no gross realized losses resulting from sales and/or calls of securities for the years ended December 31, 2007 and 2006, with $275,000 of gross realized losses during 2005.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:             LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

(In thousands)	2007	2006

Consumer
Credit cards	$166,044	$143,359
Student loans	76,277	84,831
Other consumer	137,624	142,596
Real estate
Construction	260,924	277,411
Single family residential	382,676	364,450
Other commercial	542,184	512,404
Commercial
Commercial	193,091	178,028
Agricultural	73,470	62,293
Financial institutions	7,440	4,766
Other	10,724	13,357

Total loans before allowance for loan losses	$1,850,454	$1,783,495

At December 31, 2007 and 2006, impaired loans totaled $12,519,000 and $12,829,000, respectively.  All impaired loans had either specific or general allocations within the allowance for loan losses.  Allocations of the allowance for loan losses relative to impaired loans at December 31, 2007 and 2006 were $2,851,000 and $3,418,000, respectively.  Approximately, $203,000, $350,000 and $452,000 of interest income was recognized on average impaired loans of $11,724,000, $13,072,000 and $15,748,000 for 2007, 2006 and 2005 respectively.  Interest recognized on impaired loans on a cash basis during 2007, 2006 and 2005 was immaterial.

At December 31, 2007 and 2006, accruing loans delinquent 90 days or more totaled $1,282,000 and $1,097,000, respectively.  Non-accruing loans at December 31, 2007 and 2006 were $9,909,000 and $8,958,000, respectively.

As of December 31, 2007, credit card loans, which are unsecured, were $166,044,000 or 9.0%, of total loans versus $143,359,000 or 8.0%, of total loans at December 31, 2006.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2007	2006	2005

Balance, beginning of year	$25,385	$26,923	$26,508
Additions
Provision for loan losses	4,181	3,762	7,526
	29,566	30,685	34,034
Deductions
Losses charged to allowance, net of recoveries
of $2,569 for 2007, $3,106 for 2006 and $3,815 for 2005	4,263	3,775	7,111
Reclassification of reserve for unfunded commitments (1)	--	1,525	--

Balance, end of year	$25,303	$25,385	$26,923

(1) On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

NOTE 5:             GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $60.6 million at December 31, 2007, unchanged from December 31, 2006, as the Company made no acquisitions during the year ended December 31, 2007, and no goodwill impairment was recorded.

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at December 31, 2007 and 2006 were:

	December 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Core deposit premiums	$7,246	$3,864	$3,382	$7,246	$3,047	$4,199

Core deposit premium amortization expense recorded for the years ended December 31, 2007, 2006 and 2005, was $817,000, $830,000 and $830,000, respectively.  The Company’s estimated amortization expense for each of the following five years is:  2008 – $807,000; 2009 – $802,000; 2010 – $699,000; 2011 – $451,000; and 2012 – $321,000.

NOTE 6:             TIME DEPOSITS

Time deposits included approximately $452,262,000 and $450,310,000 of certificates of deposit of $100,000 or more, at December 31, 2007 and 2006, respectively.  Brokered deposits were $39,185,000 and $42,522,000 at December 31, 2007 and 2006, respectively.  At December 31, 2007, time deposits with a remaining maturity of one year or more amounted to $120,777,000.  Maturities of all time deposits are as follows:  2008 – $990,666,000; 2009 – $98,480,000; 2010 – $21,607,000; 2011 – $504,000; 2012 – $186,000 and none thereafter.

Deposits are the Company's primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 7:             INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	2007	2006	2005

Income taxes currently payable	$11,516	$10,219	$11,161
Deferred income taxes	865	2,221	1,342

Provision for income taxes	$12,381	$12,440	$12,503

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

(In thousands)	2007	2006

Deferred tax assets
Allowance for loan losses	$8,705	$8,543
Valuation of foreclosed assets	63	63
Deferred compensation payable	1,432	1,275
FHLB advances	29	58
Vacation compensation	820	740
Loan interest	88	140
Available-for-sale securities	--	1,319
Other	234	174
	11,371	12,312
Deferred tax liabilities
Accumulated depreciation	(558)	(852)
Deferred loan fee income and expenses, net	(954)	(787)
FHLB stock dividends	(717)	(887)
Goodwill and core deposit premium amortization	(7,341)	(6,051)
Available-for-sale securities	(1,037)	--
Other	(1,130)	(880)
	(11,737)	(9,457)

Net deferred tax (liability) asset	$(366)	$2,855

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)	2007	2006	2005

Computed at the statutory rate (35%)	$13,910	$13,972	$13,813
Increase (decrease) resulting from
Tax exempt income	(2,020)	(1,858)	(1,882)
Non-deductible interest	328	276	187
State income taxes	647	792	862
Other non-deductible expenses	96	97	86
Other differences, net	(580)	(839)	(563)

Actual tax provision	$12,381	$12,440	$12,503

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective January 1, 2007.  Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.  Adoption of Interpretation 48 did not have a significant impact on the Company’s financial position, operations or cash flows.

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2004 tax year and forward.  The Company’s various state income tax returns are generally open from the 2004 and later tax return years based on individual state statute of limitations.

NOTE 8:             SHORT-TERM AND LONG-TERM DEBT

Long-term debt at December 31, 2007, and 2006 consisted of the following components.

(In thousands)	2007	2006

Note Payable, due July 2007, at a floating rate of
0.90% above the one-month LIBOR rate, reset
monthly, unsecured	$--	$2,000
FHLB advances, due 2008 to 2032, 2.78% to 8.41%,
secured by residential real estate loans	51,355	50,381
Trust preferred securities, due 2033, fixed at 8.25%,
callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033, floating rate
of 2.80% above the three-month LIBOR rate,
reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033, fixed rate of 6.97%
through 2010, thereafter, at a floating rate of
2.80% above the three-month LIBOR rate, reset
quarterly, callable in 2010 without penalty	10,310	10,310

Total long-term debt	$82,285	$83,311

At December 31, 2007 the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $1.5 million with a weighted average rate of 4.30% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at December 31, 2007 are:

		Annual
(In thousands)	Year	Maturities

	2008	$12,859
	2009	5,700
	2010	5,647
	2011	4,577
	2012	3,749
	Thereafter	49,753

	Total	$82,285

NOTE 9:             CAPITAL STOCK

At the Company’s annual shareholder meeting held on April 10, 2007, the shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares of Class A, $0.01 par value, Common Stock from 30,000,000 to 60,000,000.  Class A Common Stock is the Company’s only outstanding class of stock.

At the beginning of the calendar year 2007, the Company had a stock repurchase program which authorized the repurchase of up to 733,485 shares of common stock.  On November 28, 2007, the Company announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The new program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

During the year ended December 31, 2007, the Company repurchased a total of 320,726 shares of stock with a weighted average repurchase price of $26.75 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 690,852 shares.

NOTE 10:           TRANSACTIONS WITH RELATED PARTIES

At December 31, 2007 and 2006, the subsidiary banks had extensions of credit to executive officers, directors and to companies in which the banks' executive officers or directors were principal owners, in the amount of $30.4 million in 2007 and $51.4 million in 2006.

(In thousands)	2007	2006

Balance, beginning of year	$51,442	$61,544
New extensions of credit	8,704	26,734
Repayments	(29,701)	(36,836)

Balance, end of year	$30,445	$51,442

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

NOTE 11:           EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company’s 401(k) retirement plan covers substantially all employees.  Contribution expense totaled $550,000, $525,000 and $505,000, in 2007, 2006 and 2005, respectively.

The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees.  Contribution expense totaled $2,490,000 for 2007, $2,370,000 for 2006 and $2,258,000 for 2005.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan, equal 50 percent of average compensation prior to retirement or death.  The charges to income for the plans were $358,000 for 2007, $481,000 for 2006 and $306,000 for 2005.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan in 2007 which generally allows participants to make contributions of up 3% of the employee’s salary, up to a maximum of $7,500 per year, for the purpose of acquiring the Company’s stock.  Substantially all employees with at least two years of service are eligible for the plan.  At the end of each plan year, full shares of the Company’s stock are purchased for each employee based on that employee’s contributions.  The stock is purchased for an amount equal to 95% of its fair market value at the end of the plan year, or, if lower, 95% of its fair market value at the beginning of the plan year.

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

The Company’s Board of Directors has adopted various stock-based compensation plans.  The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and bonus stock awards.  Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options or awarding of bonus shares granted to directors, officers and other key employees.

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

The table below summarizes the transactions under the Company's active stock compensation plans at December 31, 2007, 2006 and 2005 and changes during the years then ended:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Grant-Date
	(000)	Price	(000)	Fair-Value

Balance, January 1, 2005	676	$14.00	17	$24.66
Granted	40	24.53	6	24.50
Stock Options Exercised	(106)	13.46	--	--
Stock Awards Vested	--	--	(5)	24.62
Forfeited/Expired	(1)	22.63	--	--

Balance, December 31, 2005	609	14.77	18	24.63
Granted	60	26.19	10	26.96
Stock Options Exercised	(107)	14.19	--	--
Stock Awards Vested	--	--	(6)	24.60
Forfeited/Expired	(45)	13.50	--	--

Balance, December 31, 2006	517	16.32	22	25.69
Granted	57	28.42	15	27.68
Stock Options Exercised	(34)	15.11	--	--
Stock Awards Vested	--	--	(6)	25.31
Forfeited/Expired	(4)	12.13	--	--

Balance, December 31, 2007	536	$17.71	31	$26.72

Exercisable, December 31, 2007	439	$15.62

The following table summarizes information about stock options under the plans outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of Shares	Contractual	Exercise	of Shares	Exercise
Exercise Prices	(000)	Life	Price	(000)	Price

$10.56-$12.22	307	1.4 Years	$12.08	307	$12.08
15.35-16.32	13	1.5 Years	15.85	13	15.85
23.78-24.50	98	3.9 Years	24.06	91	24.06
26.19-28.42	118	5.9 Years	27.27	28	26.93

Stock-based compensation expense totaled $338 thousand in 2007, $233 thousand in 2006 and $117 thousand in 2005.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $446 thousand at December 31, 2007.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.93 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $841 thousand at December 31, 2007.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.92 years.

Aggregate intrinsic value of outstanding stock options and exercisable stock options was $4.7 million and $4.8 million at December 31, 2007.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $26.50 at December 31, 2007, and the exercise price multiplied by the number of options outstanding.  The total intrinsic value of stock options exercised was $384 thousand in 2007, $1.6 million in 2006 and $1.4 million in 2005.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value of stock options granted was $5.96 for 2007, $5.01 for 2006 and $5.11 for 2005.  The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

	2007	2006	2005
Expected dividend yield	2.53%	2.67%	2.61%
Expected stock price volatility	19.00%	17.74%	16.00%
Risk-free interest rate	5.17%	4.84%	5.17%
Expected life of options	7 - 10 Years	5 - 10 Years	7 Years

The following pro forma information presents net income and earnings per share for 2005 as if the fair value method of SFAS 123R had been applied to measure compensation cost for stock-based compensation plans.

(In thousands, except per share data)	2005
Net income, as reported	$26,962
Add: Stock-based employee compensation included
in reported net income, net of related tax effects	73
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(544)
Pro forma net income	$26,491
Earnings per share:
Basic – as reported	$1.88
Basic – pro forma	1.84
Diluted – as reported	1.84
Diluted – pro forma	1.80

NOTE 12:           ADDITIONAL CASH FLOW INFORMATION

In connection with cash acquisitions accounted for using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2007	2006	2005

Liabilities assumed	$--	$--	$2,156
Fair value of assets acquired	--	--	311
Cash received	--	--	1,845
Funds acquired	--	--	100
Net funds received	$--	$--	$1,945

Additional cash payment information

Interest paid	$76,958	$65,108	$41,007
Income taxes paid	10,563	7,926	11,232

NOTE 13:           OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2007	2006	2005

Professional services	$2,780	$2,490	$2,201
Postage	2,309	2,278	2,281
Telephone	1,820	1,961	1,847
Credit card expense	4,095	3,235	2,693
Operating supplies	1,669	1,611	1,555
Amortization of core deposit premiums	817	830	830
Other expense	12,763	10,712	10,839
Total	$26,253	$23,117	$22,246

The Company had aggregate annual equipment rental expense of approximately $546,000 in 2007, $534,000 in 2006 and $481,000 in 2005.  The Company had aggregate annual occupancy rental expense of approximately $1,168,000 in 2007, $1,106,000 in 2006 and $1,111,000 in 2005.

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

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$110,230	$110,230	$151,151	$151,151
Held-to-maturity securities	190,284	191,738	179,944	179,816
Available-for-sale securities	340,646	340,646	347,182	347,182
Assets held in trading accounts	5,658	5,658	4,487	4,487
Mortgage loans held for sale	11,097	11,097	7,091	7,091
Interest receivable	21,345	21,345	21,974	21,974
Loans, net	1,825,151	1,824,235	1,758,110	1,777,257

Financial liabilities
Non-interest bearing transaction accounts	310,181	310,181	305,327	305,327
Interest bearing transaction accounts and
savings deposits	761,233	761,233	738,763	738,763
Time deposits	1,111,443	1,116,368	1,131,441	1,150,274
Federal funds purchased and securities
sold under agreements to repurchase	128,806	128,806	105,036	105,036
Short-term debt	1,777	1,777	6,114	6,114
Long-term debt	82,285	94,590	83,311	85,125
Interest payable	6,757	6,757	7,296	7,296

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

At December 31, 2007, the Company had outstanding commitments to extend credit aggregating approximately $244,052,000 and $411,421,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2006, the Company had outstanding commitments to extend credit aggregating approximately $202,047,000 and $529,697,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $9,906,000 and $5,477,000 at December 31, 2007 and 2006, respectively, with terms ranging from 90 days to three years.  The Company’s deferred revenue under standby letter of credit agreements was approximately $42,000 and $35,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 17:           NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes.  The Company adopted FIN 48 on January 1, 2007, with no significant impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.   SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), to provide companies with an option to report selected financial assets and liabilities at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007.  SFAS No. 159 is effective for the Company on January 1, 2008 and is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB Emerging Issue Task Force (“EITF”) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for  Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee.  In March 2007, the FASB EITF issued ElTF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF determined that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  These Issues are effective for fiscal years beginning after December 15, 2007, with earlier application permitted.  Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  As of December 31, 2007, the Company has split-dollar life insurance arrangements with executives of the Company that have death benefits.  EITF 06-4 is effective for the Company on January 1, 2008.  The Company has elected to apply EITF 06-4 through a change in accounting principle through a cumulative-effect adjustment to retained earnings of approximately $1 million as of January 1, 2008.  The Company does not expect the adoption of EITF 06-4 to have a material impact on the Company’s ongoing financial position or results of operations.

Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial position or results of operations.

NOTE 18:           CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.  The Company or its subsidiaries remain the subject of the following lawsuit asserting claims against the Company or its subsidiaries.

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

Also, in October 2007, the Company, as a member of Visa U.S.A. Inc. (Visa U.S.A.), received shares of restricted stock in Visa, Inc. (Visa) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering.  Visa U.S.A asserts that the Company and other Visa U.S.A. member banks are obligated to share in potential losses resulting from certain litigation.  The Company accrued $1.2 million in 2007 in connection with the Company’s obligation to indemnify Visa U.S.A. for costs and liabilities incurred in connection with certain litigation based on the Company’s proportionate membership interest in Visa U.S.A.  With respect to the remaining litigation related to Visa U.S.A., at this time the Company does not know the probable outcome of such litigation and cannot reasonably estimate a range of loss.   The Company will continue to monitor these litigation matters and record any change in the liability related to other litigation upon additional information becoming available.  Also as a result of the guidance from the SEC, the Company will not reflect in its 2007 financial statements any value for its membership interest in Visa as a result of the Visa Reorganization. Upon successful completion of the anticipated IPO, expected to occur in the first half of 2008, the fair value of such interest will be realized based on the value of shares used to establish the escrow account and shares redeemed for cash (limited to the amount of the obligation recorded).  The Company expects the value of these shares to exceed the aggregate amount of its recorded liability.  While the Company expects these events to occur, there can be no assurance that the restructuring and initial public offering of Visa will be successful and that the shares of Visa allocated to the Company will have sufficient value to cover the Company’s obligations under the indemnification agreement.  Furthermore, additional accruals may be required in future periods should the Company’s estimate of its obligations under the indemnification agreement change.

NOTE 19:           STOCKHOLDERS’ EQUITY

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Office of the Comptroller of the Currency is required, if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2007, the Company subsidiaries had approximately $10.7 million in undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2007, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s most significant subsidiaries are presented in the following table.

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(In thousands)	Amount	Ratio-%	Amount	Ratio-%	Amount		Ratio-%

As of December 31, 2007
Total Risk-Based Capital Ratio
Simmons First National Corporation	$260,890	13.7	$152,345	8.0	$	N/A
Simmons First National Bank	104,961	11.2	74,972	8.0		93,715	10.0
Simmons First Bank of Jonesboro	25,510	12.3	16,592	8.0		20,740	10.0
Simmons First Bank of Russellville	20,349	15.7	10,369	8.0		12,961	10.0
Simmons First Bank of Northwest Arkansas	23,803	10.7	17,797	8.0		22,246	10.0
Simmons First Bank of El Dorado	19,741	14.0	11,281	8.0		14,101	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	236,972	12.4	76,443	4.0		N/A
Simmons First National Bank	95,523	10.2	37,460	4.0		56,190	6.0
Simmons First Bank of Jonesboro	23,085	11.2	8,245	4.0		12,367	6.0
Simmons First Bank of Russellville	18,726	14.5	5,166	4.0		7,749	6.0
Simmons First Bank of Northwest Arkansas	21,008	9.4	8,940	4.0		13,409	6.0
Simmons First Bank of El Dorado	18,045	12.8	5,639	4.0		8,459	6.0
Leverage Ratio
Simmons First National Corporation	236,972	9.1	104,164	4.0		N/A
Simmons First National Bank	95,523	7.5	50,946	4.0		63,682	5.0
Simmons First Bank of Jonesboro	23,085	8.6	10,737	4.0		13,422	5.0
Simmons First Bank of Russellville	18,726	10.4	7,202	4.0		9,003	5.0
Simmons First Bank of Northwest Arkansas	21,008	7.5	11,204	4.0		14,005	5.0
Simmons First Bank of El Dorado	18,045	8.1	8,911	4.0		11,139	5.0
As of December 31, 2006
Total Risk-Based Capital Ratio
Simmons First National Corporation	$250,000	13.6	$147,059	8.0	$	N/A
Simmons First National Bank	100,895	11.3	71,430	8.0		89,288	10.0
Simmons First Bank of Jonesboro	23,743	11.8	16,097	8.0		20,121	10.0
Simmons First Bank of Russellville	19,789	15.4	10,280	8.0		12,850	10.0
Simmons First Bank of Northwest Arkansas	22,699	10.6	17,131	8.0		21,414	10.0
Simmons First Bank of El Dorado	18,728	14.0	10,702	8.0		13,377	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	226,880	12.4	73,187	4.0		N/A
Simmons First National Bank	91,859	10.3	35,673	4.0		53,510	6.0
Simmons First Bank of Jonesboro	21,217	10.5	8,083	4.0		12,124	6.0
Simmons First Bank of Russellville	18,176	14.1	5,156	4.0		7,734	6.0
Simmons First Bank of Northwest Arkansas	20,133	9.4	8,567	4.0		12,851	6.0
Simmons First Bank of El Dorado	17,278	12.9	5,358	4.0		8,036	6.0
Leverage Ratio
Simmons First National Corporation	226,880	8.8	103,127	4.0		N/A
Simmons First National Bank	91,859	7.4	50,334	4.0		62,917	5.0
Simmons First Bank of Jonesboro	21,217	8.0	10,609	4.0		13,261	5.0
Simmons First Bank of Russellville	18,176	9.8	7,419	4.0		9,273	5.0
Simmons First Bank of Northwest Arkansas	20,133	7.4	11,032	4.0		13,790	5.0
Simmons First Bank of El Dorado	17,278	7.9	8,748	4.0		10,935	5.0

NOTE 20:           CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

(In thousands)	2007	2006

ASSETS
Cash and cash equivalents	$6,442	$6,858
Investment securities	2,447	2,490
Investments in wholly-owned subsidiaries	288,744	275,872
Intangible assets, net	133	134
Premises and equipment	2,492	2,664
Other assets	6,661	7,006
TOTAL ASSETS	$306,919	$295,024

LIABILITIES
Long-term debt	$30,930	$32,930
Other liabilities	3,583	3,078
Total liabilities	34,513	36,008

STOCKHOLDERS’ EQUITY
Common stock	139	142
Surplus	41,019	48,678
Undivided profits	229,520	212,394
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $1,037 at 2007
and income tax credits of $1,319 at 2006	1,728	(2,198)
Total stockholders’ equity	272,406	259,016
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$306,919	$295,024

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(In thousands)	2007	2006	2005

INCOME
Dividends from subsidiaries	$21,548	$20,472	$18,394
Other income	6,288	5,809	5,473
	27,836	26,281	23,867
EXPENSE	10,797	10,111	9,346
Income before income taxes and equity in
undistributed net income of subsidiaries	17,039	16,170	14,521
Provision for income taxes	(1,438)	(1,546)	(1,342)

Income before equity in undistributed net
income of subsidiaries	18,477	17,716	15,863
Equity in undistributed net income of subsidiaries	8,883	9,765	11,099

NET INCOME	$27,360	$27,481	$26,962

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(In thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$27,360	$27,481	$26,962
Items not requiring (providing) cash
Depreciation and amortization	298	213	178
Deferred income taxes	33	226	(134)
Equity in undistributed income of bank subsidiaries	(8,883)	(9,765)	(11,099)

Changes in
Other assets	366	(996)	1,066
Other liabilities	505	(58)	936
Net cash provided by operating activities	19,679	17,101	17,909

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of premises and equipment	(126)	(629)	(232)
Return of capital from subsidiary	--	1,706	--
Purchase of held-to-maturity securities	(74)	(4,100)	(1,530)
Proceeds from sale of investment securities	--	4,640	550
Net cash (used in) provided by investing activities	(200)	1,617	(1,212)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal reduction on long-term debt	(2,000)	(2,000)	(2,000)
Dividends paid	(10,234)	(9,666)	(8,757)
Repurchase of common stock, net	(7,661)	(5,047)	(9,105)
Net cash used in financing activities	(19,895)	(16,713)	(19,862)

(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(416)	2,005	(3,165)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	6,858	4,853	8,018

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,442	$6,858	$4,853

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 8, 2008, to be filed pursuant to Regulation 14A on or about March 7, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 8, 2008, to be filed pursuant to Regulation 14A on or about March 7, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 8, 2008, to be filed pursuant to Regulation 14A on or about March 7, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 8, 2008, to be filed pursuant to Regulation 14A on or about March 7, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 8, 2008, to be filed pursuant to Regulation 14A on or about March 7, 2008.

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

/s/ John L. Rush	February 25, 2008
John L. Rush, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 25, 2008.

Signature	Title

/s/ J. Thomas May	Chairman and Chief Executive Officer
J. Thomas May	and Director

/s/ Robert A. Fehlman	Executive Vice President and Chief Financial Officer
Robert A. Fehlman	(Principal Financial and Accounting Officer)

/s/ William E. Clark II	Director
William E. Clark II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Edward Drilling	Director
Edward Drilling

/s/ George A. Makris, Jr.	Director
George A. Makris, Jr.

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Stanley E. Reed	Director
Stanley E. Reed

/s/ Harry L. Ryburn	Director
Harry L. Ryburn

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

/s/ Henry F. Trotter, Jr.	Director
Henry F. Trotter, Jr.