Form 10-Q
period 2008-03-31
SIMMONS FIRST NATIONAL CORP
filed 2008-05-12
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 28, 2008 was 13,936,856.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2008

Part I:                          Financial Information
Item 1.                         Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

ASSETS

	March 31,	December 31,
(In thousands, except share data)	2008	2007
	(Unaudited)
Cash and non-interest bearing balances due from banks	$86,891	$82,630
Interest bearing balances due from banks	107,332	21,140
Federal funds sold	53,775	6,460
Cash and cash equivalents	247,998	110,230

Investment securities	571,408	530,930
Mortgage loans held for sale	7,735	11,097
Assets held in trading accounts	5,806	5,658
Loans	1,842,138	1,850,454
Allowance for loan losses	(25,392)	(25,303)
Net loans	1,816,746	1,825,151

Premises and equipment	77,281	75,473
Foreclosed assets held for sale, net	3,556	2,629
Interest receivable	19,696	21,345
Bank owned life insurance	38,400	38,039
Goodwill	60,605	60,605
Core deposit premiums	3,180	3,382
Other assets	9,347	7,908

TOTAL ASSETS	$2,861,758	$2,692,447

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
(In thousands, except share data)	2008	2007
	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$327,627	$310,181
Interest bearing transaction accounts and savings deposits	901,852	761,233
Time deposits	1,067,372	1,111,443
Total deposits	2,296,851	2,182,857
Federal funds purchased and securities sold
under agreements to repurchase	113,891	128,806
Short-term debt	590	1,777
Long-term debt	139,739	82,285
Accrued interest and other liabilities	29,898	24,316
Total liabilities	2,580,969	2,420,041

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized
60,000,000 shares, 13,941,849 issued and outstanding
at 2008 and 13,918,368 at 2007	139	139
Surplus	40,655	41,019
Undivided profits	234,515	229,520
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes of $3,288 at 2008 and $1,037 at 2007	5,480	1,728
Total stockholders’ equity	280,789	272,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,861,758	$2,692,447

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007
	(Unaudited)
INTEREST INCOME
Loans	$33,106	$34,095
Federal funds sold	256	701
Investment securities	6,569	5,721
Mortgage loans held for sale	112	104
Assets held in trading accounts	1	18
Interest bearing balances due from banks	388	510
TOTAL INTEREST INCOME	40,432	41,149

INTEREST EXPENSE
Deposits	15,188	16,194
Federal funds purchased and securities sold
under agreements to repurchase	921	1,456
Short-term debt	20	70
Long-term debt	1,511	1,198
TOTAL INTEREST EXPENSE	17,640	18,918

NET INTEREST INCOME	22,792	22,231
Provision for loan losses	1,467	751

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,325	21,480

NON-INTEREST INCOME
Trust income	1,648	1,637
Service charges on deposit accounts	3,434	3,497
Other service charges and fees	753	808
Income on sale of mortgage loans, net of commissions	721	679
Income on investment banking, net of commissions	449	150
Credit card fees	3,173	2,649
Premiums on sale of student loans	624	882
Bank owned life insurance income	361	364
Gain on mandatory partial redemption of Visa shares	2,973	--
Other income	856	788
TOTAL NON-INTEREST INCOME	14,992	11,454

NON-INTEREST EXPENSE
Salaries and employee benefits	14,208	13,725
Occupancy expense, net	1,810	1,650
Furniture and equipment expense	1,490	1,466
Loss on foreclosed assets	42	24
Deposit insurance	88	67
Other operating expenses	5,492	6,282
TOTAL NON-INTEREST EXPENSE	23,130	23,214

INCOME BEFORE INCOME TAXES	13,187	9,720
Provision for income taxes	4,371	3,083

NET INCOME	$8,816	$6,637

BASIC EARNINGS PER SHARE	$0.63	$0.47
DILUTED EARNINGS PER SHARE	$0.63	$0.46

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007

	March 31,	March 31,
(In thousands)	2008	2007
	(Unaudited)
OPERATING ACTIVITIES
Net income	$8,816	$6,637
Items not requiring (providing) cash
Depreciation and amortization	1,384	1,408
Provision for loan losses	1,467	751
Gain on mandatory partial redemption of Visa shares	(2,973)	--
Net (accretion) amortization of investment securities	(150)	48
Stock-based compensation expense	60	44
Deferred income taxes	189	110
Bank owned life insurance income	(361)	(364)
Changes in
Interest receivable	1,649	662
Mortgage loans held for sale	3,362	(1,627)
Assets held in trading accounts	(148)	(5,977)
Other assets	(1,464)	905
Accrued interest and other liabilities	37	249
Income taxes payable	4,182	2,589
Net cash provided by operating activities	16,050	5,435

INVESTING ACTIVITIES
Net collections (originations) of loans	5,431	(16,551)
Purchases of premises and equipment, net	(2,990)	(2,718)
Proceeds from sale of foreclosed assets	580	446
Proceeds from mandatory partial redemption of Visa shares	2,973	--
Proceeds from maturities of available-for-sale securities	164,335	35,756
Purchases of available-for-sale securities	(208,994)	(25,980)
Proceeds from maturities of held-to-maturity securities	15,023	4,220
Purchases of held-to-maturity securities	(6,940)	(6,188)
Net cash used in investing activities	(30,582)	(11,015)

FINANCING ACTIVITIES
Net increase in deposits	113,994	31,390
Net repayments of short-term debt	(1,187)	(1,105)
Dividends paid	(2,647)	(2,548)
Proceeds from issuance of long-term debt	63,662	6,975
Repayment of long-term debt	(6,208)	(6,704)
Net (decrease) increase in federal funds purchased and
securities sold under agreements to repurchase	(14,915)	3,625
Repurchase of common stock, net	(399)	(1,807)
Net cash provided by financing activities	152,300	29,826

INCREASE IN CASH AND CASH EQUIVALENTS	137,768	24,246
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	110,230	151,151

CASH AND CASH EQUIVALENTS, END OF PERIOD	$247,998	$175,397

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2008 and 2007

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (loss)	Profits	Total

Balance, December 31, 2006	$142	$48,678	$(2,198)	$212,394	$259,016
Comprehensive income
Net income	--	--	--	6,637	6,637
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $513	--	--	854	--	854
Comprehensive income					7,491
Exercise of stock options – 15,800 shares	--	281	--	--	281
Securities exchanged under stock option plan	--	(98)	--	--	(98)
Stock granted under
stock-based compensation plans	--	19	--	--	19
Repurchase of common stock – 69,678 shares	(1)	(1,990)	--	--	(1,991)
Dividends paid – $0.18 per share	--	--	--	(2,548)	(2,548)

Balance, March 31, 2007 (Unaudited)	141	46,890	(1,344)	216,483	262,170
Comprehensive income
Net income	--	--	--	20,723	20,723
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $1,843	--	--	3,072	--	3,072
Comprehensive income					23,795
Stock issued as bonus shares – 15,146 shares	--	419	--	--	419
Exercise of stock options – 17,920 shares	--	228	--	--	228
Stock granted under
stock-based compensation plans	--	159	--	--	159
Securities exchanged under stock option plan	--	(105)	--	--	(105)
Repurchase of common stock – 251,048 shares	(2)	(6,572)	--	--	(6,574)
Dividends paid – $0.55 per share	--	--	--	(7,686)	(7,686)

Balance, December 31, 2007	139	41,019	1,728	229,520	272,406
Cumulative effect of adoption of a new accounting
principle on January 1, 2008 (Note 1)	--	--	--	(1,174)	(1,174)
Comprehensive income
Net income	--	--	--	8,816	8,816
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $2,251	--	--	3,752	--	3,752
Comprehensive income					12,568
Stock issued for employee stock				--
purchase plan – 5,359 shares	--	135	--		135
Exercise of stock options – 66,830 shares	1	827	--	--	828
Stock granted under
stock-based compensation plans	--	35	--	--	35
Securities exchanged under stock option plan	(1)	(737)	--	--	(738)
Repurchase of common stock – 23,480 shares	--	(624)	--	--	(624)
Dividends paid – $0.19 per share	--	--	--	(2,647)	(2,647)

Balance, March 31, 2008 (Unaudited)	$139	$40,655	$5,480	$234,515	$280,789

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

All adjustments made to the unaudited financial statements were of a normal recurring nature.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior year amounts are reclassified to conform to current year classification.  The consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2007 filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity's obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee's active service period based on the future cost of insurance to be incurred during the employee's retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions.  The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $1,174,000.  The Company does not expect the adoption of EITF 06-4 to have a material impact on the Company’s ongoing financial position or results of operations.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  For additional information, see Note 16 – Fair Value Measurements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. While SFAS 159 is effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

There have been no other significant changes to the Company’s accounting policies from the 2007 Form 10-K.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three months ended March 31, 2008 and 2007.

(In thousands, except per share data)	2008	2007

Net Income	$8,816	$6,637

Average common shares outstanding	13,930	14,178
Average potential dilutive common shares	139	217
Average diluted common shares	14,069	14,395

Basic earnings per share	$0.63	$0.47
Diluted earnings per share	$0.63	$0.46

NOTE 2:                      INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31,				December 31,
	2008				2007
		Gross	Gross	Estimaed		Gross	Gross	Estimated
	Amortized	Unrealized	Urealized	Fair	Amortized	Unealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$1,500	$20	--	$1,520	$1,500	$14	$--	$1,514
U.S. Government
agencies	24,000	1,012	--	25,012	37,000	722	(19)	37,703
Mortgage-backed
securities	121	3	--	124	129	2	--	131
State and political
subdivisions	154,166	1,844	(315)	155,695	149,262	1,089	(354)	149,997
Other securities	2,407	--	--	2,407	2,393	--	--	2,393

	$182,194	$2,879	$(315)	$184,758	$190,284	$1,827	$(373)	$191,738

Available-for-Sale
U.S. Treasury	$2,500	$10	$--	$2,510	$5,498	$26	$--	$5,524
U.S. Government
agencies	338,250	8,675	--	346,925	317,998	3,090	(299)	320,789
Mortgage-backed
securities	2,921	56	(16)	2,961	2,923	--	(165)	2,758
State and political
subdivisions	635	2	--	637	855	3	--	858
Other securities	36,140	41	--	36,181	10,608	109	--	10,717

	$380,446	$8,784	$(16)	$389,214	$337,882	$3,228	$(464)	$340,646

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $412,266,000 at March 31, 2008 and $410,645,000 at December 31, 2007.

The book value of securities sold under agreements to repurchase amounted to $90,776,000 and $91,466,000 for March 31, 2008 and December 31, 2007, respectively.

Income earned on securities for the three months ended March 31, 2008 and 2007 is as follows:

(In thousands)	2008	2007

Taxable
Held-to-maturity	$436	$725
Available-for-sale	4,607	3,761

Non-taxable
Held-to-maturity	1,516	1,219
Available-for-sale	10	16

Total	$6,569	$5,721

Maturities of investment securities at March 31, 2008 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$20,768	$20,867	$23,521	$23,557
After one through five years	43,921	44,695	23,309	23,463
After five through ten years	82,605	84,307	292,293	300,805
After ten years	33,423	33,412	5,183	5,210
Other securities	1,477	1,477	36,140	36,179

Total	$182,194	$184,758	$380,446	$389,214

There were no realized gains or losses on investment securities for the three-months ended March 31, 2008 or 2007.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:                      LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

	March 31,	December 31,
(In thousands)	2008	2007

Consumer
Credit cards	$158,701	$166,044
Student loans	84,884	76,277
Other consumer	135,247	137,624
Real Estate
Construction	257,635	260,924
Single family residential	383,168	382,676
Other commercial	547,334	542,184
Commercial
Commercial	198,209	193,091
Agricultural	62,373	73,470
Financial institutions	4,503	7,440
Other	10,084	10,724

Total loans before allowance for loan losses	$1,842,138	$1,850,454

As of March 31, 2008, credit card loans, which are unsecured, were $158,701,000 or 8.6% of total loans, versus $166,044,000, or 9.0% of total loans at December 31, 2007.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At March 31, 2008 and December 31, 2007, impaired loans totaled $12,942,000 and $12,519,000, respectively.  All impaired loans had either specific or general allocations within the allowance for loan losses.  Allocations of the allowance for loan losses relative to impaired loans were $3,106,000 at March 31, 2008 and $2,851,000 at December 31, 2007.  Approximately $59,000 and $73,000 of interest income was recognized on average impaired loans of $12,731,000 and $11,320,000 as of March 31, 2008 and 2007, respectively.  Interest recognized on impaired loans on a cash basis during the first three months of 2008 and 2007 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2008	2007

Balance, beginning of year	$25,303	$25,385
Additions
Provision charged to expense	1,467	751
	26,770	26,136
Deductions
Losses charged to allowance, net of recoveries
of $437 and $689 for the first three months of
2008 and 2007, respectively	1,378	985

Balance, March 31	$25,392	25,151

Additions
Provision charged to expense		3,430
Deductions
Losses charged to allowance, net of recoveries
of $1,880 for the last nine months of 2007		3,278

Balance, end of year		$25,303

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at March 31, 2008 and December 31, 2007, were as follows:

	March 31,	December 31,
(In thousands)	2008	2007

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(3,642)	(3,440)

Net core deposit premiums	$3,180	$3,382

Core deposit premium amortization expense recorded for the three months ended March 31, 2008 and 2007, was $202,000 and $207,000, respectively.  The Company’s estimated amortization expense for the remainder of 2008 is $605,000, and for each of the following four years is: 2009 – $802,000; 2010 – $699,000; 2011 – $451,000; and 2012 – $321,000.

NOTE 5:                      TIME DEPOSITS

Time deposits include approximately $449,199,000 and $452,262,000 of certificates of deposit of $100,000 or more at March 31, 2008 and December 31, 2007 respectively.

NOTE 6:                      INCOME TAXES

The provision for income taxes is comprised of the following components:

	March 31,	March 31,
(In thousands)	2008	2007

Income taxes currently payable	$4,182	$2,973
Deferred income taxes	189	110

Provision for income taxes	$4,371	$3,083

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	March 31,	December 31,
(In thousands)	2008	2007

Deferred tax assets
Allowance for loan losses	$8,772	$8,705
Valuation of foreclosed assets	64	63
Deferred compensation payable	1,450	1,432
FHLB advances	25	29
Vacation compensation	831	820
Loan interest	88	88
Other	270	234
Total deferred tax assets	11,500	11,371

Deferred tax liabilities
Accumulated depreciation	(475)	(558)
Deferred loan fee income and expenses, net	(1,038)	(954)
FHLB stock dividends	(743)	(717)
Goodwill and core deposit premium amortization	(7,629)	(7,341)
Available-for-sale securities	(3,288)	(1,037)
Other	(1,133)	(1,130)
Total deferred tax liabilities	(14,306)	(11,737)

Net deferred tax liabilities included in other
liabilities on balance sheets	$(2,806)	$(366)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	March 31,	March 31,
(In thousands)	2008	2007

Computed at the statutory rate (35%)	$4,615	$3,402

Increase (decrease) resulting from:
Tax exempt income	(570)	(482)
Other differences, net	326	163

Actual tax provision	$4,371	$3,083

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

NOTE 7:                      SHORT-TERM AND LONG-TERM DEBT

Long-term debt at March 31, 2008 and December 31, 2007, consisted of the following components:

	March 31,	December 31,
(In thousands)	2008	2007

FHLB advances, due 2008 to 2033, 2.40% to 8.41%
secured by real estate loans	$108,809	$51,355
Trust preferred securities, due 2033,
fixed at 8.25%, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
floating rate of 2.80% above the three-month LIBOR
rate, reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310

	$139,739	$82,285

At March 31, 2008, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

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

Aggregate annual maturities of long-term debt at March 31, 2008 are:

		Annual
(In thousands)	Year	Maturities

	2008	$6,884
	2009	5,968
	2010	26,902
	2011	34,373
	2012	4,060
	Thereafter	61,552

	Total	$139,739

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

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans.  The Company was later added as a party defendant.  The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company and the banks have filed Motions to Dismiss.  The plaintiffs were granted additional time to discover any evidence for litigation, and have submitted such findings.  At the hearing on the Motions for Summary Judgment, the Court dismissed Simmons First National Bank due to lack of venue.  Venue has been changed to Jefferson County for the Company and Simmons First Bank of South Arkansas.  At this time, no basis for any material liability has been identified.  Non-binding mediation is set for June 24, 2008.  The Company and the bank continue to vigorously defend the claims asserted in the suit.

NOTE 9:                      CAPITAL STOCK

On November 28, 2007, the Company announced the adoption by the Board of Directors of a stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock dividends and general corporate purposes.

During the three-month period ended March 31, 2008, the Company repurchased 23,480 shares of stock under the repurchase plan with a weighted average repurchase price of $26.65 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 624,490 shares.

NOTE 10:                     UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At March 31, 2008, the bank subsidiaries had approximately $15.7 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of March 31, 2008, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 13.65% at March 31, 2008.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended March 31, 2008:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2008	$535,450	$17.71	31,478	$26.72
Granted	--	--	--	--
Stock Options Exercised	(66,830)	12.39	--	--
Stock Awards Vested	--	--	(900)	27.67
Forfeited/Expired	(28,100)	12.14	--	--

Balance, March 31, 2008	$440,520	$18.87	30,578	$26.69

Exercisable, March 31, 2008	$345,554	$16.57

The following table summarizes information about stock options under the plans outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.56 to $12.22	215,800	1.4 Years	$12.07	215,800	$12.07
$15.35 to $16.32	9,500	1.7 Years	$15.88	9,500	$15.88
$23.78 to $24.50	97,520	3.9 Years	$24.06	90,494	$24.05
$26.19 to $27.67	61,200	5.3 Years	$26.20	19,860	$26.21
$28.42 to $28.42	56,500	6.4 Years	$28.42	9,900	$28.42

Stock-based compensation expense totaled $59,766 and $44,300 during the three months ended March 31, 2008 and 2007, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $410,944 at March 31, 2008.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.83 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $816,279 at March 31, 2008.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.73 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at March 31, 2008 were $4.8 million and $4.5 million, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $29.73 as of March 31, 2008, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the three months ended March 31, 2008 and 2007, were $1.2 million and $193,825, respectively.

NOTE 12:                     ADDITIONAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Interest paid	$18,117	$16,675
Income taxes paid	$0	$0

NOTE 13:                     OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Professional services	$759	$742
Postage	600	578
Telephone	450	411
Credit card expense	1,195	972
Operating supplies	460	459
Amortization of core deposit premiums	202	207
Visa litigation liability reversal	(1,220)	--
Other expense	3,046	2,913

Total other operating expenses	$5,492	$6,282

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

At March 31, 2008, the Company had outstanding commitments to extend credit aggregating approximately $246,273,000 and $448,300,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2007, the Company had outstanding commitments to extend credit aggregating approximately $244,052,000 and $411,421,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,366,000 and $9,906,000 at March 31, 2008 and December 31, 2007, respectively, with terms ranging from 90 days to three years.  At March 31, 2008 and December 31, 2007 the Company’s deferred revenue under standby letter of credit agreements is approximately $10,000 and $42,000, respectively.

NOTE 16:                     FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 has been applied prospectively as of the beginning of the year.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 Inputs – Quoted prices in active markets for identical assets or liabilities

•
Level 2 Inputs – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•	Level 3 Inputs – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value.  Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Currently, all of the Company's securities are considered to be Level 2 securities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Impaired loans are the only material instruments valued on a nonrecurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  Impaired loans, net of specific allowance, were $9,836,000 as of March 31, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BKD, LLP

Certified Public Accountants
200 East Eleventh
Pine Bluff, Arkansas

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2008, and the related condensed statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
May 12, 2008

Item 2.                    Management’s Discussion and Analysis of Financial Condition
and Results of Operations

OVERVIEW

Simmons First National Corporation recorded net income of $8,816,000 for the three-months ended March 31, 2008, a $2,179,000, or 32.83% increase from net income of $6,637,000 for the same period in 2007.  Diluted earnings per share increased $0.17, or 36.96%, to $0.63 for the three-months ended March 31, 2008, compared to $0.46 for the same period in 2007.  The Company’s return on average assets and return on average stockholders’ equity for the three-month period ended March 31, 2008, were 1.28% and 12.76%, compared to 1.01% and 10.25%, respectively, for the same period in 2007.

During the first quarter of 2008, the Company recorded a nonrecurring $0.05 increase in diluted earnings per share related to the reversal of a $1.2 million pre-tax contingent liability established during the fourth quarter of 2007.  That contingent liability represented the Company’s pro-rata portion of Visa, Inc.’s, and its related subsidiary Visa U.S.A.’s (collectively “Visa”), litigation liabilities, which was satisfied in conjunction with Visa’s initial public offering (“IPO”).  Also as a result of Visa’s IPO, the Company received cash proceeds from the mandatory partial redemption of its equity interest in Visa, resulting in a nonrecurring $3.0 million pre-tax gain in the first quarter 2008, or $0.13 per diluted common share.  Finally, associated with its membership in Visa, the Company received 110,308 class B shares of Visa.  The class B shares have a restricted holding period and the Company will not recognize any gain until such time the shares are redeemed for cash or otherwise disposed of.

Operating earnings (net income excluding nonrecurring items {Visa litigation expense reversal and gain from the cash proceeds on mandatory Visa stock redemption}) for the three-months ended March 31, 2008 and 2007, were $6,258,000 and $6,637,000, respectively.  Diluted operating earnings per share for these same periods were $0.45 and $0.46, respectively, a decrease of $0.01 per share, or 2.2%.

The allowance for loan losses as a percent of total loans was 1.38% as of March 31, 2008.  Non-performing loans equaled 0.60% of total loans, unchanged from year end.  The non-performing asset ratio was 0.79%, up four basis points from year end.  The allowance for loan losses was 229% of non-performing loans.  The Company’s annualized net charge-offs to total loans for the first quarter of 2008 was 0.30%.  Excluding credit cards, the annualized net charge-offs to total loans for the first quarter was 0.19%.  Annualized net credit card charge-offs for the first quarter were 1.47%, more than 400 basis points below the most recently published credit card charge-off industry average.  The Company does not own any securities backed by subprime mortgage assets, and has no mortgage loan products that target subprime borrowers; therefore, our financial results and asset quality have not been significantly affected by the current subprime mortgage crisis.

Total assets for the Company at March 31, 2008, were $2.862 billion, an increase of $169.3 million, or 6.3%, from December 31, 2007.  Stockholders’ equity as of March 31, 2008 was $280.8 million, an increase of $8.4 million, or approximately 3.1%, from December 31, 2007.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 89 offices, of which 85 are financial centers, located in 48 communities.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.  The Company performs an annual goodwill impairment test in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain conditions occur.  Prior to the adoption of SFAS 142, goodwill was being amortized using the straight-line method over a period of 15 years.  Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

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

In accordance with SFAS 123R, Share-Based Payment (Revised 2004), the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 11, Stock-Based Compensation, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Net Interest Income

For the three-month period ended March 31, 2008, net interest income on a fully taxable equivalent basis was $23.8 million, an increase of $712,000, or 3.1%, over the same period in 2007. The increase in net interest income was the result of a $1.3 million decrease in interest expense offset by a $566,000 decrease in interest income.

The $1.3 million decrease in interest expense is the result of a 41 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with an $81.3 million increase in average interest bearing liabilities.  The growth in average interest bearing liabilities was primarily due to the Company’s initiatives to enhance liquidity during the quarter through (1) the introduction of a new high yield investment deposit account and (2) securing additional long-term FHLB advances.  The lower interest rates accounted for a $1.7 million decrease in interest expense. The most significant component of this decrease was the $666,000 decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 28 basis points from 4.64% to 4.36%.  Lower rates on federal funds purchased and other debt resulted in an additional $865,000 decrease in interest expense, with the average rate paid on debt decreasing by 149 basis points from 5.41% to 3.92%.  The higher level of average interest bearing liabilities resulted in a $468,000 increase in interest expense.  More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $34.1 million from internal deposit growth and $47.2 million in federal funds purchased and other debt.

The $566,000 decrease in interest income primarily is the result of a 43 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, offset by a $102 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for a $2.3 million decrease in interest income.  The most significant component of this decrease was the $2.1 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 54 basis points from 7.78% to 7.24%.  The growth in average interest earning assets resulted in a $1.7 million improvement in interest income.  The growth in average loans accounted for $1.1 million of this increase, while the growth in investment securities resulted in $561,000 of the increase.

Net Interest Margin

The Company’s net interest margin decreased 8 basis points to 3.80% for the three-month period ended March 31, 2008, when compared to 3.88% for the same period in 2007.  This decrease in the net interest margin was primarily due to significant repricing of earning assets due to declining interest rates, along with the Company’s concentrated effort to increase liquidity.  Due to the continued impact of recent rate movements, the Company anticipates further margin compression for the remainder of 2008.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2008 and 2007, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month periods ended March 31, 2008 versus March 31, 2007.

Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Period Ended March 31,
($ in thousands)	2008	2007

Interest income	$40,432	$41,149
FTE adjustment	977	826
Interest income – FTE	41,409	41,975
Interest expense	17,640	18,918

Net interest income – FTE	$23,769	$23,057

Yield on earning assets – FTE	6.63%	7.06%
Cost of interest bearing liabilities	3.29%	3.70%
Net interest spread – FTE	3.34%	3.36%
Net interest margin – FTE	3.80%	3.88%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

March 31,
(In thousands)	2008 vs. 2007

Increase due to change in earning assets	$1,711
Decrease due to change in earning asset yields	(2,277)
Decrease due to change in interest bearing liabilities	(468)
Increase due to change in interest rates paid on
interest bearing liabilities	1,746

Increase in net interest income	$712

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month periods ended March 31, 2008 and 2007.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$56,384	$388	2.77	$37,957	$510	5.45
Federal funds sold	35,460	256	2.90	51,383	701	5.53
Investment securities - taxable	415,505	5,053	4.89	406,342	4,485	4.48
Investment securities - non-taxable	151,496	2,432	6.46	123,024	1,977	6.52
Mortgage loans held for sale	7,474	112	6.03	6,362	104	6.63
Assets held in trading accounts	5,731	1	0.07	4,746	18	1.54
Loans	1,841,762	33,167	7.24	1,782,125	34,180	7.78
Total interest earning assets	2,513,812	41,409	6.63	2,411,939	41,975	7.06
Non-earning assets	254,129			252,112
Total assets	$2,767,941			$2,664,051

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$803,439	$3,266	1.63	$731,214	$3,179	1.76
Time deposits	1,100,022	11,922	4.36	1,138,113	13,015	4.64
Total interest bearing deposits	1,903,461	15,188	3.21	1,869,327	16,194	3.51
Federal funds purchased and
securities sold under agreement
to repurchase	126,459	921	2.93	118,011	1,456	5.00
Other borrowed funds
Short-term debt	1,715	20	4.69	4,031	70	7.04
Long-term debt	123,221	1,511	4.93	82,185	1,198	5.94
Total interest bearing liabilities	2,154,856	17,640	3.29	2,073,554	18,918	3.70
Non-interest bearing liabilities
Non-interest bearing deposits	308,715			306,020
Other liabilities	26,484			22,002
Total liabilities	2,490,055			2,401,576
Stockholders’ equity	277,886			262,475
Total liabilities and
stockholders’ equity	$2,767,941			$2,664,051
Net interest spread		3	.34			3.36
Net interest margin		$23,769	3.80		$23,057	3.88

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2008, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis
	Period Ended March 31
	2008 over 2007
(In thousands, on a fully		Yield/
taxable equivalent basis)	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$188	$(310)	$(122)
Federal funds sold	(177)	(268)	(445)
Investment securities - taxable	103	465	568
Investment securities - non-taxable	458	(2)	456
Mortgage loans held for sale	17	(10)	7
Assets held in trading accounts	3	(20)	(17)
Loans	1,119	(2,132)	(1,013)

Total	1,711	(2,277)	(566)

Interest expense
Interest bearing transaction and
savings accounts	302	(215)	87
Time deposits	(427)	(666)	(1,093)
Federal funds purchased
and securities sold under
agreements to repurchase	98	(634)	(536)
Other borrowed funds
Short-term debt	(32)	(18)	(50)
Long-term debt	527	(213)	314

Total	468	(1,746)	(1,278)
Increase (decrease) in net
interest income	$1,243	$(531)	$712

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

The provision for loan losses for the three-month period ended March 31, 2008, was $1.5 million, compared to $0.8 million for the three-month period ended March 31, 2007, an increase of $0.7 million.  The provision increase was primarily due to an increase in classified loans and net loan charge-offs, particularly in the Northwest Arkansas region.

NON-INTEREST INCOME

Total non-interest income was $15.0 million for the three-month period ended March 31, 2008, an increase of $3.5 million, or 30.9%, compared to $11.5 million for the same period in 2007.  The increase in non-interest income was primarily due to the nonrecurring $3.0 million gain from cash proceeds received on the mandatory partial redemption of its equity interest in Visa.  Excluding the gain on Visa shares, non-interest income increased $565,000, or 4.9%, in the first quarter of 2008 over the comparable period in 2007.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month period ended March 31, 2008 and 2007, respectively, as well as changes in 2008 from 2007.

Table 5:  Non-Interest Income
			2008
	Period Ended March 31		Change from
(In thousands)	2008	2007	2007

Trust income	$1,648	$1,637	$11	0.67%
Service charges on deposit accounts	3,434	3,497	(63)	(1.80)
Other service charges and fees	753	808	(55)	(6.81)
Income on sale of mortgage loans,
net of commissions	721	679	42	6.19
Income on investment banking,
net of commissions	449	150	299	199.33
Credit card fees	3,173	2,649	524	19.78
Premiums on sale of student loans	624	882	(258)	(29.25)
Bank owned life insurance income	361	364	(3)	(0.82)
Gain on mandatory partial redemption
of Visa shares	2,973	--	2,973	--
Other income	856	788	68	8.63

Total non-interest income	$14,992	$11,454	$3,538	30.89%

Recurring fee income for the three-month period ended March 31, 2008, was $9.0 million, an increase of $417,000, or 4.9% from the three-month period ended March 31, 2007.  Credit card fees increased by $524,000 due primarily to a higher volume of credit and debit card transactions.

Income on investment banking increased by $299,000, or 199.3%, for the three-months ended March 31, 2008, compared to the same period in 2007.  This improvement was due to additional sales volume driven by the interest rate environment, called securities and customer liquidity.

Premiums on sale of student loans decreased by $258,000 for the three-months ended March 31, 2008, compared to the same period in 2007.  The decrease was primarily due to an acceleration of sales of student loans during 2007.  Normally, as student loans reach payout status, the Company sells the loans into the secondary market.  However, because of changes in the industry relative to loan consolidations, and in order to protect the premium on these loans, the Company made the decision to sell student loans prior to the payout period during 2007.  This resulted in recognition of premium in 2007 on loans that normally would have been sold in 2008.

The Company recorded a nonrecurring $3.0 million gain from the cash proceeds received on the mandatory partial redemption of the Company’s equity interest in Visa, which was the result of Visa’s IPO completed in March, 2008.

There were no gains or losses on sale of securities during the three months ended March 31, 2008 or 2007.

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

Non-interest expense for the three-month period ended March 31, 2008, was $23.1 million, a decrease of $84,000, or 0.4% from the same period in 2007.  Included in non-interest expense for the first quarter of 2008 is the $1.2 million nonrecurring item related to the reversal of the Company’s portion of Visa’s contingent litigation liabilities that was established during the fourth quarter of 2007.  This liability represented the Company’s share of legal judgments and settlements related to Visa’s litigation, which was satisfied by the $3 billion escrow account funded by the proceeds from Visa’s IPO, which was completed during the quarter ended March 31, 2008.  Also included in non-interest expense for the three-months ended March 31, 2008 are the incremental expenses of approximately $495,000 associated with the operation of the five new financial centers opened in 2007 and 2008.  When normalized for both the nonrecurring Visa litigation liability reversal and the additional expenses from the expansion, non-interest expense for the three-month period ended March 31, 2008 increased by 2.8% over the same period in 2007.

Credit card expense increased for the three-month period ended March 31, 2008 over the same period in 2007 by $223,000, or 22.9%, primarily due to the increased volume in credit card applications, card creation, interchange and other related expense resulting from initiatives the Company has taken to stabilize its credit card portfolio.  See Loan Portfolio section for additional information.

Table 6 below shows non-interest expense for the three-month period ended March 31, 2008 and 2007, respectively, as well as changes in 2008 from 2007.

Table 6:  Non-Interest Expense
			2008
	Period Ended March 31		Change from
(In thousands)	2008	2007	2007

Salaries and employee benefits	$14,208	$13,725	$483	3.52%
Occupancy expense, net	1,810	1,650	160	9.70
Furniture and equipment expense	1,490	1,466	24	1.64
Loss on foreclosed assets	42	24	18	75.00
Deposit insurance	88	67	21	31.34
Other operating expenses:
Professional services	759	742	17	2.29
Postage	600	578	22	3.81
Telephone	450	411	39	9.49
Credit card expenses	1,195	972	223	22.94
Operating supplies	460	459	1	0.22
Amortization of core deposits	202	207	(5)	(2.42)
Visa litigation liability reversal	(1,220)	--	(1,220)	--
Other expense	3,046	2,913	133	4.57

Total non-interest expense	$23,130	$23,214	$(84)	(0.36)%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.842 billion and $1.782 billion during the first three months of 2008 and 2007, respectively.  As of March 31, 2008, total loans were $1.842 billion, a decrease of $8.3million from December 31, 2007.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $378.8 million at March 31, 2008, or 20.6% of total loans, compared to $379.9 million, or 20.5% of total loans at December 31, 2007.  The consumer loan decrease from December 31, 2007 to March 31, 2008 is the result of the seasonal decline in the Company’s credit card portfolio, offset by the seasonal increase in student loans.

As a general rule, the Company’s credit card portfolio experiences seasonal fluctuations, reaching its highest level during the fourth quarter and dropping off with paydowns to its lowest level during the first quarter.  Therefore, management believes it is useful to compare credit card balances with the balances from the same period of the prior year.  The credit card portfolio balance at March 31, 2008 increased by $25.2 million, or 18.9%, when compared to the same period in 2007.

The growth in outstanding credit card balances is primarily the result of an increase in net new accounts.  Management believes the increase in outstanding balances and the addition of new accounts are the result of the introduction of several initiatives over the past two years to make the Company’s credit card products more competitive.  The Company added approximately 15,000 net new accounts in 2007 and continued the trend into 2008, adding approximately 2,400 net new accounts during the three-months ended March 31, 2008.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.188 billion at March 31, 2008, or 64.5% of total loans, compared to the $1.186 billion, or 64.1% of total loans at December 31, 2007.  Commercial real estate loans increased by $5.2 million, less than 1%, from December 31, 2007 to March 31, 2008, primarily due to a softening loan demand throughout Arkansas.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $265.1 million at March 31, 2008, or 14.4% of total loans, compared to $274.0 million, or 14.8% of total loans at December 31, 2007.  The commercial loan decrease is primarily due to seasonality in the agricultural loan portfolio.  The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

	March 31,	December 31,
(In thousands)	2008	2007
Consumer
Credit cards	$158,701	$166,044
Student loans	84,884	76,277
Other consumer	135,247	137,624
Real Estate
Construction	257,635	260,924
Single family residential	383,168	382,676
Other commercial	547,334	542,184
Commercial
Commercial	198,209	193,091
Agricultural	62,373	73,470
Financial institutions	4,503	7,440
Other	10,084	10,724

Total loans before allowance for loan losses	$1,842,138	$1,850,454

ASSET QUALITY

A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loans.  Impaired loans include non-performing loans (loans past due 90 days or more and nonaccrual loans) and certain other loans identified by management that are still performing.

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

At March 31, 2008, impaired loans were $12.9 million compared to $12.5 million at December 31, 2007.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8:  Non-performing Assets

	March 31,	December 31,
($ in thousands)	2008	2007

Nonaccrual loans	$8,944	$9,909
Loans past due 90 days or more
(principal or interest payments)	2,158	1,282
Total non-performing loans	11,102	11,191

Other non-performing assets
Foreclosed assets held for sale	3,556	2,629
Other non-performing assets	9	17
Total other non-performing assets	3,565	2,646

Total non-performing assets	$14,667	$13,837

Allowance for loan losses to
non-performing loans	228.72%	226.10%
Non-performing loans to total loans	0.60%	0.60%
Non-performing assets to total assets	0.51%	0.51%
Non-performing assets ratio(1)	0.79%	0.75%

(1) (Non-performing loans + foreclosed assets) / (total loans + foreclosed assets)

There was no interest income on the nonaccrual loans recorded for the three-month periods ended March 31, 2008 and 2007.

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

Allocations for Classified Assets with no Specific Allocation

The Company establishes allocations for loans rated “watch” through “doubtful” based upon analysis of historical loss experience by category.  A percentage rate is applied to each category of these loan categories to determine the level of dollar allocation.

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

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, the Company has established a reserve for unfunded commitments, classified in other liabilities.  This reserve is maintained at a level sufficient to absorb losses arising from unfunded loan commitments.  The adequacy of the reserve for unfunded commitments is determined monthly based on methodology similar to the Company’s methodology for determining the allowance for loan losses.  Net adjustments to the reserve for unfunded commitments are included in other non-interest expense.

An analysis of the allowance for loan losses is shown in Table 9.

Table 9:  Allowance for Loan Losses

(In thousands)	2008	2007

Balance, beginning of year	$25,303	$25,385

Loans charged off
Credit card	779	735
Other consumer	357	425
Real estate	477	295
Commercial	202	219
Total loans charged off	1,815	1,674

Recoveries of loans previously charged off
Credit card	192	261
Other consumer	153	105
Real estate	79	162
Commercial	13	161
Total recoveries	437	689
Net loans charged off	1,378	985
Provision for loan losses	1,467	751

Balance, March 31	$25,392	$25,151

Loans charged off
Credit card		1,928
Other consumer		1,113
Real estate		1,621
Commercial		496
Total loans charged off		5,158

Recoveries of loans previously charged off
Credit card		763
Other consumer		378
Real estate		486
Commercial		253
Total recoveries		1,880
Net loans charged off		3,278
Provision for loan losses		3,430

Balance, end of year		$25,303

Provision for Loan Losses

The amount of provision to the allowance during the three-month periods ended March 31, 2008 and 2007, and for the year ended December 31, 2007, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance after considering the factors noted above.

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

Several factors in the national economy, including interest rate volatility predicated by the Federal Reserve’s interest rate adjustments, the effect of fuel prices on the commercial and consumer markets, and uncertainty in the residential housing market and other loan sectors which may be exhibiting weaknesses, further justify the need for unallocated reserves.

As of March 31, 2008, the allowance for loan losses reflects an increase of approximately $89,000 from December 31, 2007.  The Company’s allocation of the allowance for loans losses at March 31, 2008 remained relatively consistent with the allocation at December 31, 2007.  The unallocated portion of the allowance decreased approximately $863,000 during the three-months ended March 31, 2008.  This decrease in the unallocated portion of the allowance is primarily related to increases in general and specific allocations for loans secured by assets located in the Northwest Arkansas region.  In late 2006 the economy in Northwest Arkansas, particularly in the residential real estate market, started showing signs of deterioration, which caused concerns over the full recoverability of this portion of the Company’s loan portfolio.  Management began assessing the impact of these economic conditions on this portion of the loan portfolio; however, the economic downturn had not yet negatively impacted specific credit relationships by December 31, 2006.  Therefore, given this uncertainty, management deemed it necessary to provide a higher level of unallocated allowance.  As the Company continued to monitor the Northwest Arkansas economy, beginning in the third quarter of 2007, specific credit relationships deteriorated to a level requiring increased general and specific reserves.  The identification of these specific credit relationships and the increase in general and specific allocations allowed management to reduce the unallocated portion of the allowance related to the Company’s Northwest Arkansas region at December 31, 2007, and again at March 31, 2008.

The remaining unallocated allowance for loan losses is based on the Company’s continuing concerns over the uncertainty of the economy and the impact of market pricing in the poultry, timber and catfish industries in Arkansas.  The Company is also cautious regarding the softening of the real estate market in Arkansas.  Based on its analysis of loans within these business sectors, the Company believes the allowance for loan losses is adequate for the period ended March 31, 2008.  Management actively monitors the status of these industries as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.

The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 10.

Table 10:  Allocation of Allowance for Loan Losses

	March 31, 2008		December 31, 2007
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans(1)	Amount	loans(1)
Credit cards	$3,704	8.6%	$3,841	9.0%
Other consumer	1,468	12.0%	1,501	11.5%
Real estate	11,257	64.5%	10,157	64.1%
Commercial	2,574	14.4%	2,528	14.8%
Other	164	0.5%	187	0.6%
Unallocated	6,225		7,089
Total	$25,392	100.0%	$25,303	100.0%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 85 financial centers as of March 31, 2008.  The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of March 31, 2008, core deposits comprised 78.8% of the Company’s total deposits.

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

The Company introduced a new high yield investment deposit account during the first quarter of 2008 as part of its strategy to enhance liquidity.  Through March 31, 2008, the new account generated approximately $50 million in new core deposits.  Total internal deposit growth for the three-month period was $114 million, or 5.2%.  More specifically, total deposits as of March 31, 2008 were $2.297 billion versus $2.183 billion on December 31, 2007.

Total time deposits decreased approximately $44 million to $1.067 billion at March 31, 2008, from $1.111 billion at December 31, 2007.  Non-interest bearing transaction accounts increased $17.4 million to $327.6 million at March 31, 2008, compared to $310.2 million at December 31, 2007.  Interest bearing transaction and savings accounts were $901.9 million at March 31, 2008, a $140.7 million increase compared to $761.2 million on December 31, 2007.  The Company had $38.4 million and $39.2 million of brokered deposits at March 31, 2008 and December 31, 2007, respectively.

LONG-TERM DEBT

During the three-month period ended March 31, 2008, the Company increased long-term debt by $57.4 million, or 69.82% from December 31, 2007.  This increase resulted from the strategic decision to secure additional long-term funding from FHLB advances in order to enhance the liquidity of the Company.

CAPITAL

Overview

At March 31, 2008, total capital reached $280.8 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At March 31, 2008, the Company’s equity to asset ratio was 9.81% compared to 10.12% at year-end 2007.

Capital Stock

At the Company’s annual shareholder meeting held on April 10, 2007, the shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares of Class A, $0.01 par value, Common Stock from 30,000,000 to 60,000,000.  Class A Common Stock is the Company’s only outstanding class of stock.

Stock Repurchase

On November 28, 2007, the Company announced the adoption by the Board of Directors of a stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock dividends and general corporate purposes.

During the three-month period ended March 31, 2008, the Company repurchased 23,480 shares of stock under the repurchase plan with a weighted average repurchase price of $26.65 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 624,490 shares.

Cash Dividends

The Company declared cash dividends on its common stock of $0.19 per share for the first three months of 2008 compared to $0.18 per share for the first three months of 2007.  In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  As of March 31, 2008, the Company meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Company’s subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.  As of the most recent notification from regulatory agencies, the subsidiaries were well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institutions’ categories.

The Company's risk-based capital ratios at March 31, 2008 and December 31, 2007, are presented in table 11.

Table 11:  Risk-Based Capital

	March 31,	December 31,
($ in thousands)	2008	2007

Tier 1 capital
Stockholders’ equity	$280,789	$272,406
Trust preferred securities	30,000	30,000
Intangible assets	(63,536)	(63,706)
Unrealized loss on available-
for-sale securities, net of taxes	(5,480)	(1,728)

Total Tier 1 capital	241,773	236,972

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	17	52
Qualifying allowance for loan losses	24,405	23,866

Total Tier 2 capital	24,422	23,918

Total risk-based capital	$266,195	$260,890

Risk weighted assets	$1,949,862	$1,906,321

Assets for leverage ratio	$2,698,488	$2,615,915

Ratios at end of period
Leverage ratio	8.96%	9.06%
Tier 1 capital	12.40%	12.43%
Total risk-based capital	13.65%	13.69%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity's obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee's active service period based on the future cost of insurance to be incurred during the employee's retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions.  The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $1,174,000.  The Company does not expect the adoption of EITF 06-4 to have a material impact on the Company’s ongoing financial position or results of operations.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  For additional information, see Note 16 – Fair Value Measurements, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. While SFAS 159 is effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

In December, 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements and SFAS 141R, Business Combinations.  Both are effective for annual periods beginning after December 15, 2008.  The Company is currently evaluating the impact of these Statements, but does not expect either to have a material effect on the Company’s financial position or results of operations.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of operating earnings (net income excluding nonrecurring items {Visa litigation expense reversal and gain from the cash proceeds on mandatory Visa stock redemption}) and diluted operating earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).  The Company believes the exclusion of these nonrecurring items in expressing earnings and certain other financial measures, including “operating earnings” and “diluted operating earnings per share”, provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the operating results of the Company and predicting future performance.  These non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider these nonrecurring items to be relevant to ongoing operating results.  Management and the Board of Directors utilize these non-GAAP financial measures for the following purposes:

   •   Preparation of the Company’s operating budgets
   •   Calculation of annual performance-based incentives for certain executives
   •   Calculation of long-term performance-based incentives for certain executives
   •   Monthly financial performance reporting
   •   Monthly “flash” reporting of consolidated results (management only)
   •   Investor presentations of Company performance

The Company believes that presenting these non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that applied by management and the Board of Directors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited.  To compensate for these limitations, the Company addresses each item that qualifies as nonrecurring to ensure that the Company’s operating results are properly reflected for period-to-period comparisons.  Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.  In particular, a measure of earnings that excludes nonrecurring items does not represent the amount that effectively accrues directly to stockholders (i.e., nonrecurring items are included in earnings and stockholders’ equity).

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 12:  Reconciliation of Operating Earnings

	March 31,	March 31,
($ in thousands)	2008	2007

Three months ended

Net Income	$8,816	$6,637
Nonrecurring items
Mandatory stock redemption gain (Visa)	(2,973)	--
Litigation liability reversal (Visa)	(1,220)	--
Tax effect	1,635	--

Net nonrecurring items	(2,558)	--
Operating earnings	$6,258	$6,637

Diluted earnings per share	$0.63	$0.46
Nonrecurring items
Mandatory stock redemption gain (Visa)	(0.21)	--
Litigation liability reversal (Visa)	(0.09)	--
Tax effect	0.12	--

Net nonrecurring items	(0.18)	--
Diluted operating earnings per share	$0.45	$0.46

Item 3.                      Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At March 31, 2008, undivided profits of the Company's subsidiaries were approximately $155.1 million, of which approximately $15.7 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed.  At March 31, 2008, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At March 31, 2008, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 22.7% of total assets, as compared to 17.4% at December 31, 2007.

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

Third, the Company’s affiliate banks have lines of credits available with the FHLB.  While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs.  Approximately $384 million of these lines of credit are currently available, if needed.

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

Table A below presents the Company’s interest rate sensitivity position at March 31, 2008.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$161,107	$--	$--	$--	$--	$--	$--	$161,107
Assets held in trading
accounts	5,806	--	--	--	--	--	--	5,806
Investment securities	52,247	16,286	51,775	100,841	173,150	83,946	93,163	571,408
Mortgage loans held for sale	7,735	--	--	--	--	--	--	7,735
Loans	613,398	202,204	159,620	321,862	248,228	260,529	36,297	1,842,138

Total earning assets	840,293	218,490	211,395	422,703	421,378	344,475	129,460	2,588,194

Interest bearing liabilities
Interest bearing transaction
and savings deposits	565,812	--	--	--	67,208	201,623	67,209	901,852
Time deposits	141,711	175,135	290,367	313,703	120,641	25,815	--	1,067,372
Short-term debt	114,481	--	--	--	--	--	--	114,481
Long-term debt	476	12,207	1,714	4,511	26,146	64,862	29,823	139,739
Total interest bearing
liabilities	822,480	187,342	292,081	318,214	213,995	292,300	97,032	2,223,444

Interest rate sensitivity Gap	$17,813	$31,148	$(80,686)	$104,489	$207,383	$52,175	$32,428	$364,750
Cumulative interest rate
sensitivity Gap	$17,813	$48,961	$(31,725)	$72,764	$280,147	$332,322	$364,750
Cumulative rate sensitive asset
to rate sensitive liabilities	102.2%	104.8%	97.6%	104.5%	115.3%	115.6%	116.4%
Cumulative Gap as a % of
earning assets	0.7%	1.9%	(1.2)%	2.8%	10.8%	12.8%	14.1%

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

Part II:                      Other Information

Item 1A.                    Risk Factors

There has been no material change in the risk factors disclosure from that contained in the Company’s 2007 Form 10-K for the fiscal year ended December 31, 2007.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made the following purchases of its common stock during the three months ended March 31, 2008:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

January 1 – January 31	8,580	$26.00	8,580	682,272
February 1 – February 29	8,000	27.14	8,000	674,272
March 1 – March 31	6,900	26.88	6,900	667,372

Total	23,480	$26.65	23,480

Item 6.                      Exhibits

Exhibit No.	Description

3.1
Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007 (File No. 0-6253)).

3.2
Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2007 (File No. 0-6253)).

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

10.10
Simmons First National Corporation Long Term Incentive Plan, adopted March 24, 2008, and Notice of Grant of Long Term Incentive Award to J. Thomas May, David L. Bartlett, Marty Casteel, and Robert A. Fehlman (incorporated by reference to Exhibits 10.1 through 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for March 24, 2008 (File No. 0-6253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 9, 2008	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date:	May 9, 2008	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer