Form 10-Q
period 2008-06-30
SIMMONS FIRST NATIONAL CORP
filed 2008-08-08
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2008	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 24, 2008 was 13,948,682.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2008

Part I:                         Financial Information
Item 1.                        Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

ASSETS

	June 30,	December 31,
(In thousands, except share data)	2008	2007
	(Unaudited)
Cash and non-interest bearing balances due from banks	$79,569	$82,630
Interest bearing balances due from banks	76,253	21,140
Federal funds sold	44,430	6,460
Cash and cash equivalents	200,252	110,230

Investment securities	626,025	530,930
Mortgage loans held for sale	11,581	11,097
Assets held in trading accounts	1,004	5,658
Loans	1,908,328	1,850,454
Allowance for loan losses	(25,752)	(25,303)
Net loans	1,882,576	1,825,151

Premises and equipment	78,299	75,473
Foreclosed assets held for sale, net	3,440	2,629
Interest receivable	20,863	21,345
Bank owned life insurance	38,851	38,039
Goodwill	60,605	60,605
Core deposit premiums	2,978	3,382
Other assets	8,968	7,908

TOTAL ASSETS	$2,935,442	$2,692,447

See Condensed Notes to Consolidated Financial Statements.     3

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
(In thousands, except share data)	2008	2007
	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$335,310	$310,181
Interest bearing transaction accounts and savings deposits	1,025,908	761,233
Time deposits	1,001,765	1,111,443
Total deposits	2,362,983	2,182,857
Federal funds purchased and securities sold
under agreements to repurchase	115,554	128,806
Short-term debt	4,549	1,777
Long-term debt	150,903	82,285
Accrued interest and other liabilities	23,302	24,316
Total liabilities	2,657,291	2,420,041

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized
60,000,000 shares, 13,948,442 issued and outstanding
at 2008 and 13,918,368 at 2007	139	139
Surplus	40,674	41,019
Undivided profits	237,859	229,520
Accumulated other comprehensive income
Unrealized (depreciation) appreciation on available-for-sale securities, net of income tax credits of $312 at 2008 and
income taxes of $1,037 at 2007	(521)	1,728
Total stockholders’ equity	278,151	272,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,935,442	$2,692,447

See Condensed Notes to Consolidated Financial Statements.     4

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$31,159	$35,051	$64,264	$69,147
Federal funds sold	285	395	540	1,096
Investment securities	7,055	5,889	13,624	11,610
Mortgage loans held for sale	113	133	226	236
Assets held in trading accounts	41	35	42	53
Interest bearing balances due from banks	487	297	875	807
TOTAL INTEREST INCOME	39,140	41,800	79,571	82,949

INTEREST EXPENSE
Deposits	13,905	16,468	29,092	32,664
Federal funds purchased and securities sold
under agreements to repurchase	463	1,292	1,385	2,748
Short-term debt	19	49	38	118
Long-term debt	1,655	1,198	3,166	2,395
TOTAL INTEREST EXPENSE	16,042	19,007	33,681	37,925

NET INTEREST INCOME	23,098	22,793	45,890	45,024
Provision for loan losses	2,214	831	3,681	1,582

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	20,884	21,962	42,209	43,442

NON-INTEREST INCOME
Trust income	1,450	1,474	3,098	3,111
Service charges on deposit accounts	3,691	3,656	7,125	7,153
Other service charges and fees	621	692	1,374	1,500
Income on sale of mortgage loans, net of commissions	760	727	1,482	1,407
Income on investment banking, net of commissions	199	153	648	303
Credit card fees	3,480	3,025	6,653	5,674
Premiums on sale of student loans	507	741	1,132	1,623
Bank owned life insurance income	425	359	787	723
Gain on mandatory partial redemption of Visa shares	--	--	2,973	--
Other income	587	510	1,440	1,298
TOTAL NON-INTEREST INCOME	11,720	11,337	26,712	22,792

NON-INTEREST EXPENSE
Salaries and employee benefits	14,433	13,903	28,641	27,628
Occupancy expense, net	1,804	1,624	3,615	3,273
Furniture and equipment expense	1,472	1,507	2,962	2,973
Other real estate and foreclosure expense	87	36	129	59
Deposit insurance	113	68	201	135
Other operating expenses	6,300	5,873	11,791	12,158
TOTAL NON-INTEREST EXPENSE	24,209	23,011	47,339	46,226

INCOME BEFORE INCOME TAXES	8,395	10,288	21,582	20,008
Provision for income taxes	2,401	3,257	6,772	6,340

NET INCOME	$5,994	$7,031	$14,810	$13,668
BASIC EARNINGS PER SHARE	$0.43	$0.50	$1.06	$0.97
DILUTED EARNINGS PER SHARE	$0.42	$0.49	$1.05	$0.95

See Condensed Notes to Consolidated Financial Statements.     5

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007

	June 30,	June 30,
(In thousands)	2008	2007
	(Unaudited)
OPERATING ACTIVITIES
Net income	$14,810	$13,668
Items not requiring (providing) cash
Depreciation and amortization	2,810	2,872
Provision for loan losses	3,681	1,582
Gain on mandatory partial redemption of Visa shares	(2,973)	--
Net amortization of investment securities	141	141
Stock-based compensation expense	382	262
Deferred income taxes	233	71
Bank owned life insurance income	(787)	(723)
Changes in
Interest receivable	482	106
Mortgage loans held for sale	(484)	(2,837)
Assets held in trading accounts	4,654	(9)
Other assets	(1,280)	1,324
Accrued interest and other liabilities	(3,104)	2,931
Income taxes payable	683	(12)
Net cash provided by operating activities	19,248	19,376

INVESTING ACTIVITIES
Net originations of loans	(65,586)	(40,714)
Purchases of premises and equipment, net	(5,232)	(5,405)
Proceeds from sale of foreclosed assets	3,669	1,465
Proceeds from mandatory partial redemption of Visa shares	2,973	--
Proceeds from maturities of available-for-sale securities	209,200	60,238
Purchases of available-for-sale securities	(310,542)	(60,314)
Proceeds from maturities of held-to-maturity securities	24,325	17,509
Purchases of held-to-maturity securities	(20,468)	(16,422)
Purchases of bank owned life insurance	(25)	(25)
Net cash used in investing activities	(161,686)	(43,668)

FINANCING ACTIVITIES
Net increase in deposits	180,126	4,569
Net repayments of short-term debt	2,772	4,958
Dividends paid	(5,297)	(5,081)
Proceeds from issuance of long-term debt	78,047	4,725
Repayment of long-term debt	(9,429)	(5,437)
Net decrease in federal funds purchased and
securities sold under agreements to repurchase	(13,252)	(7,089)
Repurchase of common stock, net	(507)	(3,905)
Net cash provided by (used in) financing activities	232,460	(7,260)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90,022	(31,552)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	110,230	151,151

CASH AND CASH EQUIVALENTS, END OF PERIOD	$200,252	$119,599

See Condensed Notes to Consolidated Financial Statements.     6

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2008 and 2007
			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (loss)	Profits	Total

Balance, December 31, 2006	$142	$48,678	$(2,198)	$212,394	$259,016
Comprehensive income
Net income	--	--	--	13,668	13,668
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $235	--	--	(392)	--	(392)
Comprehensive income					13,276
Stock issued as bonus shares – 8,800 shares	--	250	--	--	250
Exercise of stock options – 17,900 shares	--	309	--	--	309
Stock granted under
stock-based compensation plans	--	108	--	--	108
Securities exchanged under stock option plan	--	(98)	--	--	(98)
Repurchase of common stock – 161,578 shares	(1)	(4,474)	--	--	(4,475)
Dividends paid – $0.36 per share	--	--	--	(5,081)	(5,081)

Balance, June 30, 2007 (Unaudited)	141	44,773	(2,590)	220,981	263,305
Comprehensive income
Net income	--	--	--	13,692	13,692
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $2,591	--	--	4,318	--	4,318
Comprehensive income					18,010
Stock issued as bonus shares – 6,346 shares	--	169	--	--	169
Exercise of stock options – 15,820 shares	--	200	--	--	200
Stock granted under
stock-based compensation plans	--	70	--	--	70
Securities exchanged under stock option plan	--	(105)	--	--	(105)
Repurchase of common stock – 159,148 shares	(2)	(4,088)	--	--	(4,090)
Dividends paid – $0.37 per share	--	--	--	(5,153)	(5,153)

Balance, December 31, 2007	139	41,019	1,728	229,520	272,406
Cumulative effect of adoption of a new accounting
principle on January 1, 2008 (Note 1)	--	--	--	(1,174)	(1,174)
Comprehensive income
Net income	--	--	--	14,810	14,810
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credits of $1,349	--	--	(2,249)	--	(2,249)
Comprehensive income					12,561
Stock issued as bonus shares – 14,640 shares	--	444	--	--	444
Stock issued for employee stock
purchase plan – 5,359 shares	--	135	--	--	135
Exercise of stock options – 80,577 shares	1	1,005	--	--	1,006
Stock granted under
stock-based compensation plans	--	162	--	--	162
Securities exchanged under stock option plan	(1)	(811)	--	--	(812)
Repurchase of common stock – 45,180 shares	--	(1,280)	--	--	(1,280)
Dividends paid – $0.38 per share	--	--	--	(5,297)	(5,297)

Balance, June 30, 2008 (Unaudited)	$139	$40,674	$(521)	$237,859	$278,151

See Condensed Notes to Consolidated Financial Statements.     7

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

Following is the computation of per share earnings for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net income	$5,994	$7,031	$14,810	$13,668

Average common shares outstanding	13,940	14,099	13,935	14,138
Average potential dilutive common shares	153	214	153	214
Average diluted common shares	14,093	14,313	14,088	14,352

Basic earnings per share	$0.43	$0.50	$1.06	$0.97
Diluted earnings per share	$0.42	$0.49	$1.05	$0.95

NOTE 2:                INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30, 2008				December 31, 2007
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$1,500	$5	$--	$1,505	$1,500	$14	$--	$1,514
U.S. Government
agencies	24,000	547	--	24,547	37,000	722	(19)	37,703
Mortgage-backed
securities	117	3	--	120	129	2	--	131
State and political
subdivisions	159,853	592	(1,882)	158,563	149,262	1,089	(354)	149,997
Other securities	930	--	--	930	2,393	--	--	2,393

	$186,400	$1,147	$(1,882)	$185,665	$190,284	$1,827	$(373)	$191,738

Available-for-Sale
U.S. Treasury	$2,492	$--	$(27)	$2,465	$5,498	$26	$--	$5,524
U.S. Government
agencies	370,795	2,300	(3,073)	370,022	317,998	3,090	(299)	320,789
Mortgage-backed
securities	2,916	--	(76)	2,840	2,923	--	(165)	2,758
State and political
subdivisions	635	2	--	637	855	3	--	858
Other securities	63,619	42	--	63,661	10,608	109	--	10,717

	$440,457	$2,344	$(3,176)	$439,625	$337,882	$3,228	$(464)	$340,646

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $436,108,000 at June 30, 2008 and $410,645,000 at December 31, 2007.

The book value of securities sold under agreements to repurchase amounted to $93,269,000 and $91,466,000 for June 30, 2008 and December 31, 2007, respectively.

Income earned on securities for the six months ended June 30, 2008 and 2007 is as follows:

(In thousands)	2008	2007

Taxable
Held-to-maturity	$813	$1,385
Available-for-sale	9,698	7,681

Non-taxable
Held-to-maturity	3,094	2,513
Available-for-sale	19	31

Total	$13,624	$11,610

Maturities of investment securities at June 30, 2008 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$19,677	$19,701	$8,396	$8,418
After one through five years	45,891	46,085	15,803	15,702
After five through ten years	84,211	84,257	350,652	349,907
After ten years	36,621	35,622	1,987	1,937
Other securities	--	--	63,619	63,661

Total	$186,400	$185,665	$440,457	$439,625

There were no realized gains or losses on investment securities for the six-months ended June 30, 2008 or 2007.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:                LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

	June 30,	December 31,
(In thousands)	2008	2007

Consumer
Credit cards	$162,103	$166,044
Student loans	75,371	76,277
Other consumer	135,342	137,624
Real Estate
Construction	245,284	260,924
Single family residential	388,353	382,676
Other commercial	558,257	542,184
Commercial
Commercial	229,817	193,091
Agricultural	100,923	73,470
Financial institutions	4,506	7,440
Other	8,372	10,724

Total loans before allowance for loan losses	$1,908,328	$1,850,454

As of June 30, 2008, credit card loans, which are unsecured, were $162,103,000 or 8.5% of total loans, versus $166,044,000, or 9.0% of total loans at December 31, 2007.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At June 30, 2008 and December 31, 2007, impaired loans totaled $17,332,000 and $12,519,000, respectively.  All impaired loans had either specific or general allocations within the allowance for loan losses.  Allocations of the allowance for loan losses relative to impaired loans were $3,654,000 at June 30, 2008 and $2,851,000 at December 31, 2007.  Approximately $60,000 and $44,000 of interest income was recognized on average impaired loans of $14,264,000 and $11,471,000 as of June 30, 2008 and 2007, respectively.  Interest recognized on impaired loans on a cash basis during the first six months of 2008 and 2007 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2008	2007

Balance, beginning of year	$25,303	$25,385
Additions
Provision charged to expense	3,681	1,582
	28,984	26,967
Deductions
Losses charged to allowance, net of recoveries
of $923 and $1,397 for the first six months of
2008 and 2007, respectively	3,232	1,770

Balance, June 30	$25,752	25,197

Additions
Provision charged to expense		2,599
Deductions
Losses charged to allowance, net of recoveries
of $1,172 for the last six months of 2007		2,493

Balance, end of year		$25,303

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at June 30, 2008 and December 31, 2007, were as follows:

	June 30,	December 31,
(In thousands)	2008	2007

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(3,844)	(3,440)

Net core deposit premiums	$2,978	$3,382

Core deposit premium amortization expense recorded for the six months ended June 30, 2008 and 2007, was $404,000 and $413,000, respectively.  The Company’s estimated amortization expense for the remainder of 2008 is $403,000, and for each of the following four years is:
2009 – $802,000; 2010 – $699,000; 2011 – $451,000; and 2012 – $321,000.

NOTE 5:                TIME DEPOSITS

Time deposits include approximately $424,330,000 and $452,262,000 of certificates of deposit of $100,000 or more at June 30, 2008 and December 31, 2007 respectively.

NOTE 6:                INCOME TAXES

The provision for income taxes is comprised of the following components:

	June 30,	June 30,
(In thousands)	2008	2007

Income taxes currently payable	$6,539	$6,269
Deferred income taxes	233	71

Provision for income taxes	$6,772	$6,340

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,	December 31,
(In thousands)	2008	2007

Deferred tax assets
Allowance for loan losses	$8,936	$8,705
Valuation of foreclosed assets	64	63
Deferred compensation payable	1,474	1,432
FHLB advances	20	29
Vacation compensation	845	820
Loan interest	88	88
Available-for-sale securities	312	--
Other	268	234

Total deferred tax assets	12,007	11,371

Deferred tax liabilities
Accumulated depreciation	(428)	(558)
Deferred loan fee income and expenses, net	(994)	(954)
FHLB stock dividends	(763)	(717)
Goodwill and core deposit premium amortization	(7,941)	(7,341)
Available-for-sale securities	--	(1,037)
Other	(1,130)	(1,130)

Total deferred tax liabilities	(11,256)	(11,737)

Net deferred tax assets (liabilities) included in
other assets (liabilities) on balance sheets	$751	$(366)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	June 30,	June 30,
(In thousands)	2008	2007

Computed at the statutory rate (35%)	$7,554	$7,003

Increase (decrease) resulting from:
Tax exempt income	(1,158)	(982)
Other differences, net	376	319

Actual tax provision	$6,772	$6,340

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

NOTE 7:                SHORT-TERM AND LONG-TERM DEBT

Long-term debt at June 30, 2008 and December 31, 2007, consisted of the following components:

	June 30,	December 31,
(In thousands)	2008	2007

FHLB advances, due 2008 to 2033, 2.40% to 8.41%
secured by real estate loans	$119,973	$51,355
Trust preferred securities, due 2033,
fixed at 8.25%, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
floating rate of 2.80% above the three-month LIBOR
rate, reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310

	$150,903	$82,285

At June 30, 2008, the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $3.5 million with a weighted average rate of 2.65% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at June 30, 2008 are:

		Annual
(In thousands)	Year	Maturities

	2008	$5,021
	2009	6,871
	2010	25,832
	2011	37,029
	2012	5,058
	Thereafter	71,092

	Total	$150,903

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

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans.  The Company was later added as a party defendant.  The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company and the banks have filed Motions to Dismiss.  The plaintiffs were granted additional time to discover any evidence for litigation, and have submitted such findings.  At the hearing on the Motions for Summary Judgment, the Court dismissed Simmons First National Bank due to lack of venue.  Venue has been changed to Jefferson County for the Company and Simmons First Bank of South Arkansas.  Non-binding mediation failed on June 24, 2008.  Jury trial is set for the week of June 22, 2009.  At this time, no basis for any material liability has been identified.  The Company and the bank continue to vigorously defend the claims asserted in the suit.

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

During the six-month period ended June 30, 2008, the Company repurchased 45,180 shares of stock under the repurchase plan with a weighted average repurchase price of $30.25 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 655,364 shares.

NOTE 10:              UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At June 30, 2008, the bank subsidiaries had approximately $12.6 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of June 30, 2008, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 13.47% at June 30, 2008.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the six months ended June 30, 2008:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2008	535,450	$17.71	31,478	$26.72
Granted	49,190	30.31	14,640	30.31
Stock Options Exercised	(80,577)	12.49	--	--
Stock Awards Vested	--	--	(8,424)	27.02
Forfeited/Expired	(29,220)	12.73	--	--

Balance, June 30, 2008	474,843	$20.20	37,694	$28.05

Exercisable, June 30, 2008	351,823	$17.34

The following table summarizes information about stock options under the plans outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.56 to $12.22	203,500	1.4 Years	$12.07	203,500	$12.07
$15.35 to $16.32	8,753	1.7 Years	$15.90	8,753	$15.90
$23.78 to $24.50	97,520	3.9 Years	$24.06	91,670	$24.06
$26.19 to $27.67	60,080	5.3 Years	$26.20	28,820	$26.21
$28.42 to $28.42	55,800	6.4 Years	$28.42	19,080	$28.42
$30.31 to $30.31	49,190	7.4 Years	$30.31	--	--

Stock-based compensation expense totaled $381,708 and $261,780 during the six months ended June 30, 2008 and 2007, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $684,342 at June 30, 2008.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.03 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $1,057,305 at June 30, 2008.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.34 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at June 30, 2008 were $3.7 million and $3.8 million, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $27.97 as of June 30, 2008, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the six months ended June 30, 2008 and 2007, were $1.2 million and $185,000, respectively.

NOTE 12:              ADDITIONAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
(In thousands)	2008	2007

Interest paid	$34,734	$35,044
Income taxes paid	$6,526	$5,897

NOTE 13:              OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Professional services	$570	$549	$1,329	$1,291
Postage	581	605	1,181	1,183
Telephone	412	458	892	869
Credit card expense	1,143	938	2,282	1,910
Operating supplies	415	431	875	890
Amortization of core deposit premiums	202	207	404	413
Visa litigation liability reversal	--	--	(1,220)	--
Other expense	2,977	2,685	6,048	5,602

Total other operating expenses	$6,300	$5,873	$11,791	$12,158

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

At June 30, 2008, the Company had outstanding commitments to extend credit aggregating approximately $244,160,000 and $317,794,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2007, the Company had outstanding commitments to extend credit aggregating approximately $244,052,000 and $411,421,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $9,984,000 and $9,906,000 at June 30, 2008 and December 31, 2007, respectively, with terms ranging from 90 days to three years.  At June 30, 2008 and December 31, 2007 the Company’s deferred revenue under standby letter of credit agreements is approximately $115,000 and $42,000, respectively.

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

Impaired Loans

Impaired loans are the only material instruments valued on a nonrecurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  Impaired loans, net of specific allowance, were $13,678,000 as of June 30, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2008 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007 and statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
August 8, 2008

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Simmons First National Corporation recorded net income of $5,994,000 for the three-months ended June 30, 2008, a $1,037,000 decrease from the same period in 2007.  Diluted earnings per share decreased $0.07, or 14.3%, to $0.42 for the three-months ended June 30, 2008.   The Company’s annualized return on average assets and return on average stockholders’ equity for the three-month period ended June 30, 2008, were 0.83% and 8.52%, compared to 1.07% and 10.64%, respectively, for the same period in 2007.  The decrease in earnings was primarily attributable to an increase in the provision for loan losses and a decrease in the premiums from the sale of student loans.

Net income for the six-month period ended June 30, 2008 was $14,810,000, an increase of $1,142,000 from the same period in 2007.  Diluted earnings per share increased $0.10, or 10.5%, to $1.05 for the six-months ended June 30, 2008.  Annualized return on average assets and return on average stockholders’ equity for the six-month period ended June 30, 2008 were 1.05% and 10.62%, compared to 1.04% and 10.45%, respectively, for the same period in 2007.

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

Core earnings (non-GAAP) (net income excluding nonrecurring items {Visa litigation expense reversal and gain from the cash proceeds on mandatory Visa stock redemption}) for the six-months ended June 30, 2008 and 2007, were $12,252,000 and $13,668,000, respectively.  Diluted core earnings per share (non-GAAP) for these same periods were $0.87 and $0.95, respectively, a decrease of $0.08 per share, or 8.4%.

The allowance for loan losses as a percent of total loans was 1.35% as of June 30, 2008.  Non-performing loans equaled 0.76% of total loans, up 18 basis points from year end.  Non-performing assets were 0.61% of total assets, up 15 basis points from year end.  The allowance for loan losses was 178% of non-performing loans.  The Company’s annualized net charge-offs for the second quarter of 2008 were 0.40% of total loans.  Excluding credit cards, annualized net charge-offs for the second quarter were 0.27% of total loans.  Annualized net credit card charge-offs for the second quarter were 1.83%, more than 350 basis points below the most recently published credit card charge-off industry average.  The Company does not own any securities backed by subprime mortgage assets, and has no mortgage loan products that target subprime borrowers.

Total assets for the Company at June 30, 2008, were $2.935 billion, an increase of $240.0 million, or 8.9%, from December 31, 2007.  Stockholders’ equity as of June 30, 2008 was $278.2 million, an increase of $5.8 million, or approximately 2.1%, from December 31, 2007.

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

The allowance is maintained at a level considered adequate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio as of period end.  This estimate is based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category.  General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories.  Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.  The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of the Company’s ongoing risk management system.

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

Income Taxes

The Company is subject to the federal income tax laws of the United States, and the tax laws of the states and other jurisdictions where it conducts business.  Due to the complexity of these laws, taxpayers and the taxing authorities may subject these laws to different interpretations.  Management must make conclusions and estimates about the application of these innately intricate laws, related regulations and case law.  When preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws.  Taxing authorities have the ability to challenge management’s analysis of the tax law or any reinterpretation management makes in its ongoing assessment of facts and the developing case law.  Management assesses the reasonableness of its effective tax rate quarterly based on its current estimate of net income and the applicable taxes expected for the full year.  On a quarterly basis, management also reviews circumstances and developments in tax law affecting the reasonableness of deferred tax assets and liabilities and reserves for contingent tax liabilities.

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

Net Interest Income Quarter-to-Date Analysis

For the three-month period ended June 30, 2008, net interest income on a fully taxable equivalent basis was $24.1 million, an increase of $457,000 or 1.9%, over the same period in 2007.  The increase in net interest income was the result of a $3.0 million decrease in interest expense offset by a $2.5 million decrease in interest income.

The $3.0 million decrease in interest expense is the result of an 88 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a $222.3 million increase in average interest bearing liabilities.  The growth in average interest bearing liabilities was primarily due to the Company’s initiatives to enhance liquidity during the first six months of 2008 through (1) the introduction of a new high yield investment deposit account and (2) securing additional long-term FHLB advances.  The lower interest rates accounted for a $3.9 million decrease in interest expense.  The most significant component of this decrease was the $2.2 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 81 basis points from 4.69% to 3.88%.  Lower rates on federal funds purchased and other debt resulted in an additional $1.3 million decrease in interest expense, with the average rate paid on debt decreasing by 221 basis points from 5.50% to 3.29%.  The higher level of average interest bearing liabilities resulted in a $909,000 increase in interest expense.  More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $146.0 million from internal deposit growth and $76.3 million in federal funds purchased and other debt.

The $2.5 million decrease in interest income primarily is the result of a 103 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, offset by a $245.8 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for a $5.6 million decrease in interest income.  The most significant component of this decrease was the $5.2 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 115 basis points from 7.87% to 6.72%.  The growth in average interest earning assets resulted in a $3.1 million improvement in interest income.  The growth in average loans accounted for $1.3 million of this increase, while the growth in investment securities resulted in $1.1 million of the increase.

Net Interest Income Year-to-Date Analysis

For the six-month period ended June 30, 2008, net interest income on a fully taxable equivalent basis was $47.9 million, an increase of $1.2 million, or 2.5%, over the same period in 2007.  The increase in net interest income was the result of a $4.2 million decrease in interest expense offset by a $3.1 million decrease in interest income.

The $4.2 million decrease in interest expense is the result of a 73 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a $151.9 million increase in average interest bearing liabilities.  The growth in average interest bearing liabilities was primarily due to the Company’s initiatives to enhance liquidity during the first six months of 2008 through (1) the introduction of a new high yield investment deposit account and (2) securing additional long-term FHLB advances.  The lower interest rates accounted for a $5.6 million decrease in interest expense. The most significant component of this decrease was the $2.2 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 41 basis points from 4.66% to 4.25%.  Lower rates on federal funds purchased and other debt resulted in an additional $2.2 million decrease in interest expense, with the average rate paid on debt decreasing by 192 basis points from 5.45% to 3.53%.  The higher level of average interest bearing liabilities resulted in a $1.3 million increase in interest expense.  More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $90.1 million from internal deposit growth and $61.8 million in federal funds purchased and other debt.

The $3.1 million decrease in interest income primarily is the result of a 74 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, offset by a $173.9 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for an $8.0 million decrease in interest income.  The most significant component of this decrease was the $7.3 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 82 basis points from 7.80% to 6.98%.  The growth in average interest earning assets resulted in a $4.9 million improvement in interest income.  The growth in average loans accounted for $2.4 million of this increase, while the growth in investment securities resulted in $1.7 million of the increase.

Net Interest Margin

The Company’s net interest margin decreased 29 basis points to 3.67% for the three-month period ended June 30, 2008, when compared to 3.96% for the same period in 2007.  This decrease in the net interest margin was primarily due to significant repricing of earning assets due to declining interest rates during the first six months of 2008, along with the Company’s concentrated effort to grow core deposits.  Based on its current pricing model, with rates remaining constant, the Company anticipates a relatively flat margin for the remainder of 2008.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2008 and 2007, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2008 versus June 30, 2007.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Interest income	$39,140	$41,800	$79,571	$82,949
FTE adjustment	1,009	857	1,986	1,683

Interest income – FTE	40,149	42,657	81,557	84,632
Interest expense	16,042	19,007	33,681	37,925

Net interest income – FTE	$24,107	$23,650	$47,876	$46,707

Yield on earning assets – FTE	6.11%	7.14%	6.36%	7.10%
Cost of interest bearing liabilities	2.84%	3.72%	2.98%	3.71%
Net interest spread – FTE	3.27%	3.42%	3.38%	3.39%
Net interest margin – FTE	3.67%	3.96%	3.74%	3.92%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2008 vs. 2007	2008 vs. 2007

Increase due to change in earning assets	$3,095	$4,925
Decrease due to change in earning asset yields	(5,603)	(8,000)
Decrease due to change in interest
bearing liabilities	(909)	(1,343)
Increase due to change in interest rates
paid on interest bearing liabilities	3,874	5,587

Increase in net interest income	$457	$1,169

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2008 and 2007.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$85,578	$487	2.29	$22,636	$297	5.26
Federal funds sold	55,543	285	2.06	25,263	395	6.27
Investment securities - taxable	458,555	5,469	4.80	401,884	4,581	4.57
Investment securities - non-taxable	157,917	2,538	6.46	129,169	2,093	6.50
Mortgage loans held for sale	8,740	113	5.20	9,241	133	5.77
Assets held in trading accounts	5,747	41	2.87	4,567	35	3.07
Loans	1,869,369	31,216	6.72	1,802,917	35,123	7.87
Total interest earning assets	2,641,449	40,149	6.11	2,395,677	42,657	7.14
Non-earning assets	253,724			250,528

Total assets	$2,895,173			$2,646,205
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$972,687	$3,899	1.61	$739,972	$3,324	1.80
Time deposits	1,037,151	10,006	3.88	1,123,898	13,144	4.69
Total interest bearing deposits	2,009,838	13,905	2.78	1,863,870	16,468	3.54
Federal funds purchased and
securities sold under agreement
to repurchase	110,646	463	1.68	99,808	1,292	5.19
Other borrowed funds
Short-term debt	2,791	19	2.74	3,088	49	6.36
Long-term debt	147,948	1,655	4.50	82,177	1,198	5.85
Total interest bearing liabilities	2,271,223	16,042	2.84	2,048,943	19,007	3.72
Non-interest bearing liabilities
Non-interest bearing deposits	318,978			309,753
Other liabilities	21,935			22,465
Total liabilities	2,612,136			2,381,161
Stockholders’ equity	283,037			265,044
Total liabilities and
stockholders’ equity	$2,895,173			$2,646,205
Net interest spread			3.27			3.42
Net interest margin		$24,107	3.67		$23,650	3.96

	Six Months Ended June 30
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$70,981	$875	2.48	$30,254	$807	5.38
Federal funds sold	45,502	540	2.39	38,251	1,096	5.78
Investment securities - taxable	437,030	10,512	4.84	404,180	9,067	4.52
Investment securities - non-taxable	154,707	4,980	6.47	126,034	4,069	6.51
Mortgage loans held for sale	8,107	226	5.61	7,809	236	6.09
Assets held in trading accounts	5,739	42	1.47	4,656	53	2.30
Loans	1,855,566	64,382	6.98	1,792,579	69,304	7.80
Total interest earning assets	2,577,632	81,557	6.36	2,403,763	84,632	7.10
Non-earning assets	253,113			251,315

Total assets	$2,830,745			$2,655,078

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$888,064	$7,163	1.48	$735,617	$6,503	1.78
Time deposits	1,068,586	21,929	4.25	1,130,966	26,161	4.66
Total interest bearing deposits	1,956,650	29,092	2.91	1,866,583	32,664	3.53
Federal funds purchased and
securities sold under agreement
to repurchase	118,552	1,385	2.52	108,859	2,748	5.09
Other borrowed funds
Short-term debt	2,253	38	2.74	3,557	118	6.69
Long-term debt	135,584	3,166	4.30	82,181	2,395	5.88
Total interest bearing liabilities	2,213,039	33,681	2.98	2,061,180	37,925	3.71
Non-interest bearing liabilities
Non-interest bearing deposits	314,193			307,897
Other liabilities	23,052			22,235
Total liabilities	2,550,284			2,391,312
Stockholders’ equity	280,461			263,766
Total liabilities and
stockholders’ equity	$2,830,745			$2,655,078
Net interest spread			3.38			3.39
Net interest margin		$47,876	3.74		$46,707	3.92

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and six-month period ended June 30, 2008, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 over 2007			2008 over 2007
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$437	$(247)	$190	$669	$(601)	$68
Federal funds sold	269	(379)	(110)	178	(734)	(556)
Investment securities - taxable	669	219	888	765	680	1,445
Investment securities - non-taxable	462	(17)	445	923	(12)	911
Mortgage loans held for sale	(7)	(13)	(20)	9	(19)	(10)
Assets held in trading accounts	8	(2)	6	10	(21)	(11)
Loans	1,257	(5,164)	(3,907)	2,371	(7,293)	(4,922)

Total	3,095	(5,603)	(2,508)	4,925	(8,000)	(3,075)

Interest expense
Interest bearing transaction and
savings accounts	962	(387)	575	1,865	(1,205)	660
Time deposits	(961)	(2,177)	(3,138)	(2,079)	(2,153)	(4,232)
Federal funds purchased
and securities sold under
agreements to repurchase	127	(956)	(829)	44	(1,407)	(1,363)
Other borrowed funds
Short-term debt	(5)	(25)	(30)	(21)	(59)	(80)
Long-term debt	786	(329)	457	1,534	(763)	771

Total	909	(3,874)	(2,965)	1,343	(5,587)	(4,244)
Increase (decrease) in net
interest income	$2,186	$(1,729)	$457	$3,582	$(2,413)	$1,169

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

The provision for loan losses for the three-month period ended June 30, 2008, was $2.2 million, compared to $0.8 million for the three-month period ended June 30, 2007, an increase of $1.4 million.  The provision for loan losses for the six-month period ended June 30, 2008, was $3.7 million, compared to $1.6 million for the six-month period ended June 30, 2007, an increase of $2.1 million.  The provision increase was primarily due to an increase in net loan charge-offs, an increase in non-performing loans and deterioration in the real estate market in the Northwest Arkansas region.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $11.7 million for the three-month period ended June 30, 2008, compared to $11.3 million for the same period in 2007.  For the six-months ended June 30, 2008, non-interest income was $26.7 million compared to the $22.8 million reported for the same period ended June 30, 2007.  The increase in non-interest income for the six-months ended June 30 was primarily due to the nonrecurring $3.0 million gain from cash proceeds received on the mandatory partial redemption of its equity interest in Visa.  Excluding the gain on Visa shares, non-interest income increased $947,000, or 4.2%, in the first six-months of 2008 over the comparable period in 2007.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month and six-month periods ended June 30, 2008 and 2007, respectively, as well as changes in 2008 from 2007.

Table 5:  Non-Interest Income

	Three Months		2008		Six Months		2008
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2008	2007	2007		2008	2007	2007

Trust income	$1,450	$1,474	$(24)	(1.63)%	$3,098	$3,111	$(13)	(0.42)%
Service charges on
deposit accounts	3,691	3,656	35	0.96	7,125	7,153	(28)	(0.39)
Other service charges and fees	621	692	(71)	(10.26)	1,374	1,500	(126)	(8.40)
Income on sale of mortgage loans,
net of commissions	760	727	33	4.54	1,482	1,407	75	5.33
Income on investment banking,
net of commissions	199	153	46	30.07	648	303	345	113.86
Credit card fees	3,480	3,025	455	15.04	6,653	5,674	979	17.25
Premiums on sale of student loans	507	741	(234)	(31.58)	1,132	1,623	(491)	30.25
Bank owned life insurance income	425	359	66	18.38	787	723	64	8.85
Gain on mandatory partial redemption
of Visa shares	--	--	--	--	2,973	--	2,973	--
Other income	587	510	77	15.10	1,440	1,298	142	10.94

Total non-interest income	$11,720	$11,337	$383	3.38%	$26,712	$22,792	$3,920	17.20%

Recurring fee income for the three-month period ended June 30, 2008, was $9.2 million, an increase of $395,000, or 4.5% from the three-month period ended June 30, 2007.  Recurring fee income for the six-month period ended June 30, 2008, was $18.2 million, an increase of $812,000, or 4.7% from the same period in 2007.  The improvement in recurring fee income resulted from increases in credit card fees of $455,000 and $979,000, respectively, for the three-months and six-months ended June 30.  The increase in credit card fees is primarily due to a higher volume of credit and debit card transactions, with the credit card volume increase a direct result of the addition of new credit card accounts in 2007 and 2008.  See Loan Portfolio section for additional information.

Income on investment banking increased by $345,000, or 113.86%, for the six-months ended June 30, 2008, compared to the same period in 2007.  This improvement was due to additional sales volume driven by the interest rate environment, called securities and customer liquidity.

Premiums on sale of student loans decreased by $234,000 and $491,000, respectively, for the three and six-months ended June 30, 2008, compared to the same periods in 2007.  The decrease was primarily due to an acceleration of sales of student loans during 2007.  Normally, as student loans reach payout status, the Company sells the loans into the secondary market.  However, because of changes in the industry relative to loan consolidations, and in order to protect the premium on these loans, the Company made the decision to sell student loans prior to the payout period during 2007.  This resulted in recognition of premium in 2007 on loans that normally would have been sold in 2008.

The student loan industry is going through major challenges related to secondary market liquidity.  At this point, the liquidity of the secondary market has dried up; therefore, the Company does not expect to be able to sell student loans at a premium during the second half of 2008.  For the immediate future, it is the Company’s intention, and we have the liquidity, to continue to fund new loans and hold those loans that we normally would sell into the secondary market through the 2008-2009 school year.  In July 2008, the United States Department of Education announced a one-year program to create temporary stability and liquidity in the student loan market.  Loans originated over the next twelve month period could be sold during the third quarter of 2009 into the government program.  Since we are not likely to sell loans in the secondary market during the remainder of 2008, we estimate a reduction of $718,000 in premiums on sale of student loans compared to the second half of 2007.  We will continue to evaluate the profitability and viability of this strategic business unit going forward.

During the first quarter of 2008, the Company recorded a nonrecurring $3.0 million gain from the cash proceeds received on the mandatory partial redemption of the Company’s equity interest in Visa, which was the result of Visa’s IPO completed in March, 2008.

There were no gains or losses on sale of securities during the three-months or six-months ended June 30, 2008 or 2007.

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses and other expenses necessary for the operation of the Company.  Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures that have been installed.  The Company utilizes an extensive profit planning and reporting system involving all affiliates.  Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets.  These profit plans are subject to extensive initial reviews and monitored by management on a monthly basis.  Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met.  Management also regularly monitors staffing levels at each affiliate to ensure productivity and overhead are in line with existing workload requirements.

Non-interest expense for the three-month and six-month periods ended June 30, 2008, was $24.2 million and $47.3 million, an increase of $1.2 million, or 5.2%, and $1.1 million, or 2.4%, respectively, from the same period in 2007.  Included in non-interest expense for the three and six-months ended June 30, 2008 are the incremental expenses associated with the operation of the five new financial centers opened in 2007 and 2008.

Also included in non-interest expense for the six-months ended June 30, 2008 is the $1.2 million nonrecurring item related to the reversal of the Company’s portion of Visa’s contingent litigation liabilities that was established during the fourth quarter of 2007.  This liability represented the Company’s share of legal judgments and settlements related to Visa’s litigation, which was satisfied by the $3 billion escrow account funded by the proceeds from Visa’s IPO, which was completed during the quarter ended March 31, 2008.

Credit card expense increased for the three-month and six-month periods ended June 30, 2008, over the same periods in 2007 by $205,000, or 21.9%, and $372,000, or 19.5%, respectively. These increases were primarily due to the increased volume in credit card applications, card creation, interchange and other related expense resulting from initiatives the Company has taken to stabilize its credit card portfolio.  See Loan Portfolio section for additional information.

Table 6 below shows non-interest expense for the three-month and six-month periods ended June 30, 2008 and 2007, respectively, as well as changes in 2008 from 2007.

Table 6:  Non-Interest Expense

	Three Months		2008		Six Months		2008
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2008	2007	2007		2008	2007	2007

Salaries and employee benefits	$14,433	$13,903	$530	3.81%	$28,641	$27,628	$1,013	3.67%
Occupancy expense, net	1,804	1,624	180	11.08	3,615	3,273	342	10.45
Furniture and equipment expense	1,472	1,507	(35)	(2.32)	2,962	2,973	(11)	(0.37)
Loss on foreclosed assets	87	36	51	141.67	129	59	70	118.64
Other operating expenses
Professional services	570	549	21	3.83	1,329	1,291	38	2.94
Postage	581	605	(24)	(3.97)	1,181	1,183	(2)	(0.17)
Telephone	412	458	(46)	(10.04)	892	869	23	2.65
Credit card expenses	1,143	938	205	21.86	2,282	1,910	372	19.48
Operating supplies	415	431	(16)	(3.71)	875	890	(15)	(1.69)
FDIC insurance	113	68	45	66.18	201	135	66	48.89
Amortization of intangibles	202	207	(5)	(2.42)	404	413	(9)	(2.18)
Visa litigation liability reversal	--	--	--	--	(1,220)	--	(1,220)	--
Other expense	2,977	2,685	292	10.88	6,048	5,602	446	7.96

Total non-interest expense	$24,209	$23,011	$1,198	5.21%	$47,339	$46,226	$1,113	2.41%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.856 billion and $1.793 billion during the first six months of 2008 and 2007, respectively.  As of June 30, 2008, total loans were $1.908 billion, an increase of $57.9 million from December 31, 2007.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $372.8 million at June 30, 2008, or 19.5% of total loans, compared to $379.9 million, or 20.5% of total loans at December 31, 2007.  The consumer loan decrease from December 31, 2007 to June 30, 2008 is primarily the result of the seasonal decline in the Company’s credit card portfolio.

As a general rule, the Company’s credit card portfolio experiences seasonal fluctuations, reaching its highest level during the fourth quarter and dropping off with paydowns to its lowest level during the first quarter.  Therefore, management believes it is useful to compare credit card balances with the balances from the same period of the prior year.  The credit card portfolio balance at June 30, 2008 increased by $21.8 million, or 15.5%, when compared to the same period in 2007.

The growth in outstanding credit card balances is primarily the result of an increase in net new accounts.  Management believes the increase in outstanding balances and the addition of new accounts are the result of the introduction of several initiatives over the past two years to make the Company’s credit card products more competitive.  The Company added approximately 15,000 net new accounts in 2007.  Although the account growth is slowing, the positive trend has continued with the addition of over 3,500 net new accounts during the six-months ended June 30, 2008.

The student loan portfolio balance at June 30, 2008 was $75.4 million.  Management expects a significant increase in student loan balances over the next twelve months due to the departure of competitors from the market, the Company’s decision to hold loans normally sold in the secondary market, and other issues and challenges facing the student loan industry.  See Non-Interest Income section for additional information.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.192 billion at June 30, 2008, or 62.5% of total loans, compared to the $1.186 billion, or 64.1% of total loans at December 31, 2007.  Commercial real estate loans increased by $16.1 million from December 31, 2007 to June 30, 2008, primarily due to the permanent financing of completed projects previously included in the construction loan category. Construction and development loans represent only 12.9% of the total loan portfolio.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $335.2 million at June 30, 2008, or 17.6% of total loans, compared to $274.0 million, or 14.8% of total loans at December 31, 2007.  The commercial loan increase is primarily due to seasonal increases in agricultural and commercial loans.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

	June 30,	December 31,
(In thousands)	2008	2007

Consumer
Credit cards	$162,103	$166,044
Student loans	75,371	76,277
Other consumer	135,342	137,624
Real Estate
Construction	245,284	260,924
Single family residential	388,353	382,676
Other commercial	558,257	542,184
Commercial
Commercial	229,817	193,091
Agricultural	100,923	73,470
Financial institutions	4,506	7,440
Other	8,372	10,724

Total loans before allowance for loan losses	$1,908,328	$1,850,454

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

At June 30, 2008, impaired loans were $17.3 million compared to $12.5 million at December 31, 2007.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8:  Non-performing Assets

	June 30,	December 31,
($ in thousands)	2008	2007

Nonaccrual loans	$13,276	$9,909
Loans past due 90 days or more
(principal or interest payments)	1,202	1,282
Total non-performing loans	14,478	11,191

Other non-performing assets
Foreclosed assets held for sale	3,440	2,629
Other non-performing assets	1	17
Total other non-performing assets	3,441	2,646

Total non-performing assets	$17,919	$13,837

Allowance for loan losses to
non-performing loans	177.87%	226.10%
Non-performing loans to total loans	0.76%	0.60%
Non-performing assets to total assets	0.61%	0.51%

There was no interest income on the nonaccrual loans recorded for the six-month periods ended June 30, 2008 and 2007.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9:  Allowance for Loan Losses

(In thousands)	2008	2007

Balance, beginning of year	$25,303	$25,385

Loans charged off
Credit card	1,756	735
Other consumer	949	425
Real estate	1,196	295
Commercial	254	219
Total loans charged off	4,155	1,674

Recoveries of loans previously charged off
Credit card	444	261
Other consumer	285	105
Real estate	99	162
Commercial	95	161
Total recoveries	923	689
Net loans charged off	3,232	985
Provision for loan losses	3,681	751

Balance, June 30	$25,752	$25,151

Loans charged off
Credit card		1,928
Other consumer		1,113
Real estate		1,621
Commercial		496
Total loans charged off		5,158

Recoveries of loans previously charged off
Credit card		763
Other consumer		378
Real estate		486
Commercial		253
Total recoveries		1,880
Net loans charged off		3,278
Provision for loan losses		3,430

Balance, end of year		$25,303

Provision for Loan Losses

The amount of provision to the allowance during the six-month periods ended June 30, 2008 and 2007, and for the year ended December 31, 2007, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance after considering the factors noted above.

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

As of June 30, 2008, the allowance for loan losses reflects an increase of approximately $449,000 from December 31, 2007.  The Company’s allocation of the allowance for loans losses at June 30, 2008 remained relatively consistent with the allocation at December 31, 2007.  The unallocated portion of the allowance decreased approximately $1.2 million during the six-months ended June 30, 2008.  This decrease in the unallocated portion of the allowance is primarily related to increases in general and specific allocations for loans secured by assets located in the Northwest Arkansas region. In late 2006 the economy in Northwest Arkansas, particularly in the residential real estate market, started showing signs of deterioration, which caused concerns over the full recoverability of this portion of the Company’s loan portfolio.  Management began assessing the impact of these economic conditions on this portion of the loan portfolio; however, the economic downturn had not yet negatively impacted specific credit relationships by December 31, 2006.  Therefore, given this uncertainty, management deemed it necessary to provide a higher level of unallocated allowance.  As the Company continued to monitor the Northwest Arkansas economy, beginning in the third quarter of 2007, specific credit relationships deteriorated to a level requiring increased general and specific reserves.  The identification of these specific credit relationships and the increase in general and specific allocations allowed management to reduce the unallocated portion of the allowance related to the Company’s Northwest Arkansas region at December 31, 2007, and again at June 30, 2008.

The remaining unallocated allowance for loan losses is based on the Company’s continuing concerns over the uncertainty of the economy and the impact of market pricing in the poultry, timber and catfish industries in Arkansas.  The Company is also cautious regarding the continued softening of the real estate market in Arkansas, specifically in the Northwest Arkansas region.  Management actively monitors the status of these industries as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.  Based on its analysis of loans within these business sectors, the Company believes the allowance for loan losses is adequate for the period ended June 30, 2008.

The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 10.

Table 10:  Allocation of Allowance for Loan Losses

	June 30, 2008		December 31, 2007
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,845	8.5%	$3,841	9.0%
Other consumer	1,270	11.0%	1,501	11.5%
Real estate	11,204	62.5%	10,157	64.1%
Commercial	3,340	17.6%	2,528	14.8%
Other	165	0.4%	187	0.6%
Unallocated	5,928		7,089

Total	$25,752	100%	$25,303	100.0%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 85 financial centers as of June 30, 2008.  The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of June 30, 2008, core deposits comprised 82.0% of the Company’s total deposits.

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

The Company introduced a new high yield investment deposit account during the first quarter of 2008 as part of its strategy to enhance liquidity.  Through June 30, 2008, the new account generated approximately $95 million in new core deposits.  Total internal deposit growth for the six-month period was $180 million, or 8.2%.  More specifically, total deposits as of June 30, 2008 were $2.363 billion versus $2.183 billion on December 31, 2007.

Total time deposits decreased approximately $109 million to $1.002 billion at June 30, 2008, from $1.111 billion at December 31, 2007.  Non-interest bearing transaction accounts increased $25.1 million to $335.3 million at June 30, 2008, compared to $310.2 million at December 31, 2007. Interest bearing transaction and savings accounts were $1.026 billion at June 30, 2008, a $264.8 million increase compared to $761.2 million on December 31, 2007.  The Company had $35.3 million and $39.2 million of brokered deposits at June 30, 2008 and December 31, 2007, respectively.

LONG-TERM DEBT

During the six-month period ended June 30, 2008, the Company increased long-term debt by $68.6 million, or 83.4% from December 31, 2007.  This increase resulted from the strategic decision to secure additional long-term funding from FHLB advances in order to enhance the liquidity of the Company.

CAPITAL

Overview

At June 30, 2008, total capital reached $278.2 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At June 30, 2008, the Company’s equity to asset ratio was 9.48% compared to 10.12% at year-end 2007.

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

During the six-month period ended June 30, 2008, the Company repurchased 45,180 shares of stock under the repurchase plan with a weighted average repurchase price of $30.25 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 655,364 shares.

Effective July 1, 2008, the Company made a strategic decision to temporarily suspend the stock repurchase program. This decision was made to preserve capital and cash at the parent company, both of which may be needed in potential future acquisitions.

Cash Dividends

The Company declared cash dividends on its common stock of $0.38 per share for the first six months of 2008 compared to $0.36 per share for the first six months of 2007.  In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  As of June 30, 2008, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at June 30, 2008 and December 31, 2007, are presented in table 11.

Table 11:  Risk-Based Capital

	June 30,	December 31,
($ in thousands)	2008	2007

Tier 1 capital
Stockholders’ equity	$278,151	$272,406
Trust preferred securities	30,000	30,000
Intangible assets	(63,330)	(63,706)
Unrealized loss (gain) on available-
for-sale securities, net of taxes	521	(1,728)

Total Tier 1 capital	245,342	236,972

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	19	52
Qualifying allowance for loan losses	25,136	23,866

Total Tier 2 capital	25,155	23,918

Total risk-based capital	$270,497	$260,890

Risk weighted assets	$2,008,764	$1,906,321

Assets for leverage ratio	$2,826,216	$2,615,915

Ratios at end of period
Leverage ratio	8.68%	9.06%
Tier 1 capital	12.21%	12.43%
Total risk-based capital	13.47%	13.69%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {Visa litigation expense reversal and gain from the cash proceeds on mandatory Visa stock redemption}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

The Company believes the exclusion of these nonrecurring items in expressing earnings and certain other financial measures, including “core earnings”, provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. This non-GAAP financial measure is also used by management to assess the performance of the Company’s business, because management does not consider these nonrecurring items to be relevant to ongoing financial performance.  Management and the Board of Directors utilize “core earnings” (non-GAAP) for the following purposes:

   •   Preparation of the Company’s operating budgets
   •   Monthly financial performance reporting
   •   Monthly “flash” reporting of consolidated results (management only)
   •   Investor presentations of Company performance

The Company believes the presentation of “core earnings” on a diluted per share basis, “diluted core earnings per share” (non-GAAP), provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance.  This non-GAAP financial measure is also used by management to assess the performance of the Company’s business, because management does not consider these nonrecurring items to be relevant to ongoing financial performance on a per share basis.  Management and the Board of Directors utilize “diluted core earnings per share” (non-GAAP) for the following purposes:

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

“Core earnings” and “diluted core earnings per share” (non-GAAP) have inherent limitations, are not required to be uniformly applied and are not audited.  To mitigate these limitations, the Company has procedures in place to identify and approve each item that qualifies as nonrecurring to ensure that the Company’s “core” results are properly reflected for period-to-period comparisons.  Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a Company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.  In particular, a measure of earnings that excludes nonrecurring items does not represent the amount that effectively accrues directly to stockholders (i.e., nonrecurring items are included in earnings and stockholders’ equity).

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 12:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Net Income	$5,994	$7,031	$14,810	$13,668
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	(2,973)	--
Litigation liability reversal (Visa)	--	--	(1,220)	--
Tax effect (39%)	--	--	1,635	--

Net nonrecurring items	--	--	(2,558)	--

Core earnings (non-GAAP)	$5,994	$7,031	$12,252	$13,668

Diluted earnings per share	$0.42	$0.49	$1.05	$0.95
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	(0.21)	--
Litigation liability reversal (Visa)	--	--	(0.09)	--
Tax effect (39%)	--	--	0.12	--

Net nonrecurring items	--	--	(0.18)	--

Diluted core earnings per share (non-GAAP)	$0.42	$0.49	$0.87	$0.95

Item 3.                Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At June 30, 2008, undivided profits of the Company's subsidiaries were approximately $152.6 million, of which approximately $12.6 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed.  At June 30, 2008, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At June 30, 2008, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 22.2% of total assets, as compared to 17.4% at December 31, 2007.

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

The Company’s liquidity is a primary consideration in determining funding needs and is an integral part of asset/liability management.  Pricing of the liability side is a major component of interest margin and spread management.  Adequate liquidity is a necessity in addressing this critical task.  There are five primary and secondary sources of liquidity available to the Company.  The particular liquidity need and timeframe determine the use of these sources.

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and its affiliates have approximately $114 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  In order to ensure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $40 million in funds on a given day.  Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on month-to-month basis.

A second source of liquidity is the retail deposits available through the Company’s network of affiliate banks throughout Arkansas.  Although this method can be somewhat of a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, the Company’s affiliate banks have lines of credits available with the FHLB.  While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs.  Approximately $427 million of these lines of credit are currently available, if needed.

Fourth, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 70% of the investment portfolio is classified as available-for-sale. The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

Finally, the Company has the ability to access large deposits from both the public and private sector to fund short-term liquidity needs.

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

Table A below presents the Company’s interest rate sensitivity position at June 30, 2008.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total

Earning assets
Short-term investments	$120,683	$--	$--	$--	$--	$--	$--	$120,683
Assets held in trading
accounts	1,004	--	--	--	--	--	--	1,004
Investment securities	89,260	42,163	51,950	146,657	137,574	107,226	51,194	626,024
Mortgage loans held for sale	11,581	--	--	--	--	--	--	11,581
Loans	669,962	193,505	142,777	330,278	248,909	281,892	41,005	1,908,328

Total earning assets	892,490	235,668	194,727	476,935	386,483	389,118	92,199	2,667,620

Interest bearing liabilities
Interest bearing transaction
and savings deposits	698,709	--	--	--	65,440	196,320	65,440	1,025,909
Time deposits	147,721	196,006	243,048	305,542	89,034	20,414	--	1,001,765
Short-term debt	120,103	--	--	--	--	--	--	120,103
Long-term debt	472	11,725	3,382	2,847	26,489	70,187	35,801	150,903
Total interest bearing
liabilities	967,005	207,731	246,430	308,389	180,963	286,921	101,241	2,298,680

Interest rate sensitivity Gap	$(74,515)	$27,937	$(51,703)	$168,546	$205,520	$102,197	$(9,042)	$368,940
Cumulative interest rate
sensitivity Gap	$(74,515)	$(46,578)	$(98,281)	$70,265	$275,785	$377,982	$368,940
Cumulative rate sensitive asset
to rate sensitive liabilities	92.3%	96.0%	93.1%	104.1%	114.4%	117.2%	116.1%
Cumulative Gap as a % of
earning assets	(2.8)%	(1.7)%	(3.7)%	2.6%	10.3%	14.2%	13.8%

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made the following purchases of its common stock during the three months ended June 30, 2008:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

April 1 – April 30	7,000	$29.75	7,000	660,372
May 1 – May 31	7,450	30.65	7,450	652,922
June 1 – June 30	7,250	30.33	7,250	645,672

Total	21,700	$30.25	21,700

Item 4.                Submission of Matters to a Vote of Security Holders

(a) The annual shareholders meeting of the Company was held on April 8, 2008.  The matters submitted to the security holders for approval included (1) setting the number of directors at nine (9), (2) the election of nine (9) directors, (3) ratification of the Audit and Security Committee’s selection of the accounting firm of BKD, LLP as independent auditors of the Company and its subsidiaries for the year ending December 31, 2008 and (4) the approval of the Amended and Restated Outside Director’s Stock Incentive Plan – 2006.

(b) At the annual meeting, all nine (9) directors were elected by proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, without any solicitation in opposition thereto.

The following table summarizes the required analysis of the voting by security holders at the annual meeting of shareholders held on April 8, 2008:

Voting of Shares

				Broker
Action	For	Against	Abstain	Non-Votes
Set number of directors
at nine (9)	10,510,502	20,019	17,578	1,755,338

			Withhold	Broker
Election of Directors:	For	Against	Authority	Non-Votes
William E. Clark II	10,411,544	--	136,555	1,755,338
Steven A. Cossé	10,330,107	--	217,992	1,755,338
Edward Drilling	10,417,121	--	130,978	1,755,338
George A. Makris, Jr.	10,337,931	--	210,168	1,755,338
J. Thomas May	10,406,102	--	141,997	1,755,338
W. Scott McGeorge	10,374,044	--	174,055	1,755,338
Stanley E. Reed	10,372,380	--	175,719	1,755,338
Harry L. Ryburn	10,332,121	--	215,978	1,755,338
Robert L. Shoptaw	10,389,471	--	158,628	1,755,338

				Broker
Action	For	Against	Abstain	Non-Votes
Ratify the Audit & Security
Committee’s selection of the
accounting firm of BKD, LLP as
independent auditors for the year
ending December 31, 2008	10,463,225	62,815	22,059	1,755,338

Approve the Amended and
Restated Outside Director’s
Stock Incentive Plan – 2006	8,497,619	401,924	205,640	3,198,254

Item 6.                Exhibits

Exhibit No.	Description

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 8, 2008	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date:	August 8, 2008	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer