Form 10-Q
period 2008-09-30
SIMMONS FIRST NATIONAL CORP
filed 2008-11-07
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2008	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 23, 2008 was 13,958,932.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2008

Part I:    Financial Information
Item 1.   Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

ASSETS

	September 30,	December 31,
(In thousands, except share data)	2008	2007
	(Unaudited)
Cash and non-interest bearing balances due from banks	$70,640	$82,630
Interest bearing balances due from banks	71,837	21,140
Federal funds sold	7,310	6,460
Cash and cash equivalents	149,787	110,230

Investment securities	576,072	530,930
Mortgage loans held for sale	4,377	11,097
Assets held in trading accounts	890	5,658
Loans	1,936,279	1,850,454
Allowance for loan losses	(25,548)	(25,303)
Net loans	1,910,731	1,825,151

Premises and equipment	78,357	75,473
Foreclosed assets held for sale, net	4,044	2,629
Interest receivable	23,322	21,345
Bank owned life insurance	39,220	38,039
Goodwill	60,605	60,605
Core deposit premiums	2,777	3,382
Other assets	10,010	7,908

TOTAL ASSETS	$2,860,192	$2,692,447

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
(In thousands, except share data)	2008	2007
	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$318,660	$310,181
Interest bearing transaction accounts and savings deposits	1,024,176	761,233
Time deposits	951,556	1,111,443
Total deposits	2,294,392	2,182,857
Federal funds purchased and securities sold
under agreements to repurchase	104,002	128,806
Short-term debt	1,480	1,777
Long-term debt	157,019	82,285
Accrued interest and other liabilities	22,482	24,316
Total liabilities	2,579,375	2,420,041

STOCKHOLDERS’ EQUITY
Capital stock
Class A, common, par value $0.01 a share, authorized
60,000,000 shares, 13,958,932 issued and outstanding
at 2008 and 13,918,368 at 2007	140	139
Surplus	40,744	41,019
Undivided profits	241,682	229,520
Accumulated other comprehensive income
Unrealized (depreciation) appreciation on available-for-sale securities, net of income tax credits of $1,094 at 2008 and
income taxes of $1,037 at 2007	(1,749)	1,728
Total stockholders’ equity	280,817	272,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,860,192	$2,692,447

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$31,548	$36,604	$95,812	$105,751
Federal funds sold	176	302	716	1,303
Investment securities	7,063	6,046	20,687	17,656
Mortgage loans held for sale	112	147	338	383
Assets held in trading accounts	--	71	42	124
Interest bearing balances due from banks	309	131	1,184	938
TOTAL INTEREST INCOME	39,208	43,301	118,779	126,155

INTEREST EXPENSE
Deposits	12,607	16,635	41,700	49,299
Federal funds purchased and securities sold
under agreements to repurchase	429	1,404	1,813	4,057
Short-term debt	62	519	101	637
Long-term debt	1,763	1,173	4,929	3,568
TOTAL INTEREST EXPENSE	14,861	19,731	48,543	57,561

NET INTEREST INCOME	24,347	23,570	70,236	68,594
Provision for loan losses	2,214	850	5,895	2,432

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	22,133	22,720	64,341	66,162

NON-INTEREST INCOME
Trust income	1,608	1,528	4,707	4,639
Service charges on deposit accounts	4,009	3,759	11,134	10,912
Other service charges and fees	648	698	2,021	2,198
Income on sale of mortgage loans, net of commissions	595	715	2,077	2,121
Income on investment banking, net of commissions	131	90	779	393
Credit card fees	3,491	3,115	10,144	8,789
Premiums on sale of student loans	3	419	1,135	2,042
Bank owned life insurance income	370	367	1,157	1,090
Gain on mandatory partial redemption of Visa shares	--	--	2,973	--
Other income	433	682	1,870	1,980
TOTAL NON-INTEREST INCOME	11,288	11,373	37,997	34,164

NON-INTEREST EXPENSE
Salaries and employee benefits	14,056	13,778	42,697	41,406
Occupancy expense, net	1,912	1,671	5,526	4,945
Furniture and equipment expense	1,543	1,455	4,505	4,428
Other real estate and foreclosure expense	57	77	185	137
Deposit insurance	267	85	468	220
Other operating expenses	6,606	6,157	18,395	18,312
TOTAL NON-INTEREST EXPENSE	24,441	23,223	71,776	69,448

INCOME BEFORE INCOME TAXES	8,980	10,870	30,562	30,878
Provision for income taxes	2,506	3,370	9,278	9,710

NET INCOME	$6,474	$7,500	$21,284	$21,168
BASIC EARNINGS PER SHARE	$0.47	$0.53	$1.53	$1.50
DILUTED EARNINGS PER SHARE	$0.46	$0.53	$1.51	$1.48

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007

	September 30,	September 30,
(In thousands)	2008	2007
	(Unaudited)
OPERATING ACTIVITIES
Net income	$21,284	$21,168
Items not requiring (providing) cash
Depreciation and amortization	4,268	4,161
Provision for loan losses	5,895	2,432
Gain on mandatory partial redemption of Visa shares	(2,973)	--
Net amortization of investment securities	205	119
Stock-based compensation expense	466	307
Deferred income taxes	563	725
Bank owned life insurance income	(1,157)	(1,090)
Changes in
Interest receivable	(1,977)	(3,725)
Mortgage loans held for sale	6,720	(1,153)
Assets held in trading accounts	4,768	(995)
Other assets	(2,444)	1,974
Accrued interest and other liabilities	(2,429)	3,278
Income taxes payable	(1,142)	123
Net cash provided by operating activities	32,047	27,324

INVESTING ACTIVITIES
Net originations of loans	(96,871)	(96,521)
Purchases of premises and equipment, net	(6,547)	(8,706)
Proceeds from sale of foreclosed assets	3,981	2,382
Proceeds from mandatory partial redemption of Visa shares	2,973	--
Proceeds from maturities of available-for-sale securities	268,209	72,601
Purchases of available-for-sale securities	(325,485)	(72,614)
Proceeds from maturities of held-to-maturity securities	34,276	20,224
Purchases of held-to-maturity securities	(25,823)	(20,512)
Purchases of bank owned life insurance	(25)	(405)
Net cash used in investing activities	(145,312)	(103,551)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	111,535	(2,174)
Net (repayments) issuance of short-term debt	(297)	61,481
Dividends paid	(7,948)	(7,590)
Proceeds from issuance of long-term debt	86,025	6,135
Repayment of long-term debt	(11,291)	(9,791)
Net (decrease) increase in federal funds purchased and
securities sold under agreements to repurchase	(24,804)	1,948
Repurchase of common stock, net	(398)	(7,351)
Net cash provided by financing activities	152,822	42,658

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,557	(33,569)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	110,230	151,151

CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,787	$117,582

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2008 and 2007

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (loss)	Profits	Total

Balance, December 31, 2006	$142	$48,678	$(2,198)	$212,394	$259,016
Comprehensive income
Net income	--	--	--	21,168	21,168
Change in unrealized depreciation on
available-for-sale securities, net of
income tax credits of $1,331	--	--	2,218	--	2,218
Comprehensive income					23,386
Stock issued as bonus shares – 8,800 shares	--	250	--	--	250
Exercise of stock options – 30,200 shares	--	466	--	--	466
Stock granted under
stock-based compensation plans	--	143	--	--	143
Securities exchanged under stock option plan	--	(187)	--	--	(187)
Repurchase of common stock – 294,831 shares	(3)	(7,880)	--	--	(7,883)
Dividends paid – $0.54 per share	--	--	--	(7,590)	(7,590)

Balance, September 30, 2007 (Unaudited)	139	41,470	20	225,972	267,601
Comprehensive income
Net income	--	--	--	6,192	6,192
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $1,025	--	--	1,708	--	1,708
Comprehensive income					7,900
Stock issued as bonus shares – 6,346 shares	--	169	--	--	169
Exercise of stock options – 3,520 shares	--	43	--	--	43
Stock granted under
stock-based compensation plans	--	35	--	--	35
Securities exchanged under stock option plan	--	(16)	--	--	(16)
Repurchase of common stock – 25,895 shares	--	(682)	--	--	(682)
Dividends paid – $0.19 per share	--	--	--	(2,644)	(2,644)

Balance, December 31, 2007	139	41,019	1,728	229,520	272,406
Cumulative effect of adoption of a new accounting
principle on January 1, 2008 (Note 1)	--	--	--	(1,174)	(1,174)
Comprehensive income
Net income	--	--	--	21,284	21,284
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credits of $2,086	--	--	(3,477)	--	(3,477)
Comprehensive income					17,807
Stock issued as bonus shares – 17,490 shares	--	530	--	--	530
Stock issued for employee stock
purchase plan – 5,359 shares	--	135	--	--	135
Exercise of stock options – 95,497shares	1	1,182	--	--	1,183
Stock granted under
stock-based compensation plans	--	123	--	--	123
Securities exchanged under stock option plan	--	(965)	--	--	(965)
Repurchase of common stock – 45,180 shares	--	(1,280)	--	--	(1,280)
Dividends paid – $0.57 per share	--	--	--	(7,948)	(7,948)

Balance, September 30, 2008 (Unaudited)	$140	$40,744	$(1,749)	$241,682	$280,817

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

Following is the computation of per share earnings for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007

Net income	$6,474	$7,500	$21,284	$21,168

Average common shares outstanding	13,951	13,977	13,941	14,084
Average potential dilutive common shares	168	200	168	200
Average diluted common shares	14,119	14,177	14,109	14,284

Basic earnings per share	$0.47	$0.53	$1.53	$1.50
Diluted earnings per share	$0.46	$0.53	$1.51	$1.48

NOTE 2:     INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30,				December 31,
	2008				2007
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$--	$--	$--	$--	$1,500	$14	$--	$1,514
U.S. Government
agencies	19,000	395	--	19,395	37,000	722	(19)	37,703
Mortgage-backed
securities	112	3	--	115	129	2	--	131
State and political
subdivisions	161,763	715	(2,399)	160,079	149,262	1,089	(354)	149,997
Other securities	930	--	--	930	2,393	--	--	2,393

	$181,805	$1,113	$(2,399)	$180,519	$190,284	$1,827	$(373)	$191,738

Available-for-Sale
U.S. Treasury	$6,962	$28	$--	$6,990	$5,498	$26	$--	$5,524
U.S. Government
agencies	367,759	1,165	(3,929)	364,995	317,998	3,090	(299)	320,789
Mortgage-backed
securities	2,913	2	(117)	2,798	2,923	--	(165)	2,758
State and political
subdivisions	635	2	--	637	855	3	--	858
Other securities	18,841	6	--	18,847	10,608	109	--	10,717

	$397,110	$1,203	$(4,046)	$394,267	$337,882	$3,228	$(464)	$340,646

Certain investment securities are valued at less than their historical cost.  These declines primarily resulted from the rate for these investments yielding less than current market rates.  Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary.  It is management’s intent to hold these securities to maturity.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During the third quarter of 2008, the Company determined that its investment in FNMA common stock, held in the AFS-Other securities category, had become other-than-temporarily impaired.  As a result of this impairment the security was written-down by $75,000.  The Company had accumulated this stock over several years in the form of stock dividends from FNMA.  The remaining balance of this investment is approximately $6,000.  The Company has no investment in FNMA or FHLMC preferred stock.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $436,130,000 at September 30, 2008 and $410,645,000 at December 31, 2007.

The book value of securities sold under agreements to repurchase amounted to $79,926,000 and $91,466,000 for September 30, 2008 and December 31, 2007, respectively.

Income earned on securities for the nine months ended September 30, 2008 and 2007 is as follows:

(In thousands)	2008	2007

Taxable
Held-to-maturity	$1,169	$1,991
Available-for-sale	14,793	11,785

Non-taxable
Held-to-maturity	4,698	3,837
Available-for-sale	27	43

Total	$20,687	$17,656

Maturities of investment securities at September 30, 2008 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$16,747	$16,724	$15,455	$15,478
After one through five years	47,168	47,524	21,174	21,214
After five through ten years	79,506	79,582	339,652	336,830
After ten years	38,384	36,689	1,988	1,898
Other securities	--	--	18,841	18,847

Total	$181,805	$180,519	$397,110	$394,267

There were no realized gains or losses on investment securities for the nine-months ended September 30, 2008 or 2007.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:     LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

	September 30,	December 31,
(In thousands)	2008	2007

Consumer
Credit cards	$162,862	$166,044
Student loans	102,346	76,277
Other consumer	137,763	137,624
Real Estate
Construction	227,071	260,924
Single family residential	400,845	382,676
Other commercial	576,958	542,184
Commercial
Commercial	184,690	193,091
Agricultural	130,988	73,470
Financial institutions	2,581	7,440
Other	10,175	10,724

Total loans before allowance for loan losses	$1,936,279	$1,850,454

As of September 30, 2008, credit card loans, which are unsecured, were $162,862,000 or 8.4% of total loans, versus $166,044,000, or 9.0% of total loans at December 31, 2007.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At September 30, 2008 and December 31, 2007, impaired loans totaled $16,551,000 and $12,519,000, respectively.  All impaired loans had either specific or general allocations within the allowance for loan losses.  Allocations of the allowance for loan losses relative to impaired loans were $3,990,000 at September 30, 2008 and $2,851,000 at December 31, 2007.  Approximately $198,000 and $161,000 of interest income was recognized on average impaired loans of $14,839,000 and $11,525,000 as of September 30, 2008 and 2007, respectively.  Interest recognized on impaired loans on a cash basis during the first nine months of 2008 and 2007 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2008	2007

Balance, beginning of year	$25,303	$25,385
Additions
Provision charged to expense	5,895	2,432
	31,198	27,817
Deductions
Losses charged to allowance, net of recoveries
of $1,588 and $2,160 for the first nine months of
2008 and 2007, respectively	5,650	2,710

Balance, September 30	$25,548	25,107

Additions
Provision charged to expense		1,749

Deductions
Losses charged to allowance, net of recoveries
of $409 for the last three months of 2007		1,553

Balance, end of year		$25,303

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at September 30, 2008 and December 31, 2007, were as follows:

	September 30,	December 31,
(In thousands)	2008	2007

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(4,045)	(3,440)

Net core deposit premiums	$2,777	$3,382

Core deposit premium amortization expense recorded for the nine months ended September 30, 2008 and 2007, was $605,000 and $616,000, respectively.  The Company’s estimated amortization expense for the remainder of 2008 is $203,000, and for each of the following four years is: 2009 – $802,000; 2010 – $699,000; 2011 – $451,000; and 2012 – $321,000.

NOTE 5:     TIME DEPOSITS

Time deposits include approximately $395,040,000 and $452,262,000 of certificates of deposit of $100,000 or more at September 30, 2008 and December 31, 2007 respectively.

NOTE 6:     INCOME TAXES

The provision for income taxes is comprised of the following components:

	September 30,	September 30,
(In thousands)	2008	2007

Income taxes currently payable	$8,715	$8,985
Deferred income taxes	563	725

Provision for income taxes	$9,278	$9,710

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	September 30,	December 31,
(In thousands)	2008	2007

Deferred tax assets
Allowance for loan losses	$8,911	$8,705
Valuation of foreclosed assets	63	63
Deferred compensation payable	1,440	1,432
FHLB advances	17	29
Vacation compensation	856	820
Loan interest	88	88
Available-for-sale securities	1,094	--
Other	253	234

Total deferred tax assets	12,722	11,371

Deferred tax liabilities
Accumulated depreciation	(411)	(558)
Deferred loan fee income and expenses, net	(1,172)	(954)
FHLB stock dividends	(574)	(717)
Goodwill and core deposit premium amortization	(8,344)	(7,341)
Available-for-sale securities	--	(1,037)
Other	(1,019)	(1,130)

Total deferred tax liabilities	(11,520)	(11,737)

Net deferred tax assets (liabilities) included in
other assets (liabilities) on balance sheets	$1,202	$(366)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	September 30,	September 30,
(In thousands)	2008	2007

Computed at the statutory rate (35%)	$10,697	$10,807

Increase (decrease) resulting from:
Tax exempt income	(1,760)	(1,490)
Other differences, net	341	393

Actual tax provision	$9,278	$9,710

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

NOTE 7:     SHORT-TERM AND LONG-TERM DEBT

Long-term debt at September 30, 2008 and December 31, 2007, consisted of the following components:

	September 30,	December 31,
(In thousands)	2008	2007

FHLB advances, due 2008 to 2033, 2.40% to 8.41%
secured by real estate loans	$126,089	$51,355
Trust preferred securities, due 2033,
fixed at 8.25%, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
floating rate of 2.80% above the three-month LIBOR
reset quarterly, callable in 2008 without penalty	10,310	10,310
Trust preferred securities, due 2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310

	$157,019	$82,285

At September 30, 2008, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

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

Aggregate annual maturities of long-term debt at September 30, 2008 are:

		Annual
(In thousands)	Year	Maturities

	2008	$3,347
	2009	7,230
	2010	26,204
	2011	37,418
	2012	5,467
	Thereafter	77,353

	Total	$157,019

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

During the nine-month period ended September 30, 2008, the Company repurchased 45,180 shares of stock under the repurchase plan with a weighted average repurchase price of $28.38 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 645,672 shares.

Effective July 1, 2008, the Company made a strategic decision to temporarily suspend stock repurchases.  This decision was made to preserve capital and cash at the parent company, both of which may be needed in potential future acquisitions.

NOTE 10:   UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At September 30, 2008, the bank subsidiaries had approximately $16.3 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of September 30, 2008, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 13.79% at September 30, 2008.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the nine months ended September 30, 2008:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2008	535,450	$17.71	31,478	$26.72
Granted	49,190	30.31	17,490	30.31
Stock Options Exercised	(95,497)	12.39	--	--
Stock Awards Vested	--	--	(11,524)	27.18
Forfeited/Expired	(35,170)	14.79	--	--

Balance, September 30, 2008	453,973	$20.42	37,444	$28.26

Exercisable, September 30, 2008	334,753	$17.52

The following table summarizes information about stock options under the plans outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.56 to $12.22	188,280	1.4 Years	$12.09	188,280	$12.09
$15.35 to $16.32	8,753	1.7 Years	$15.90	8,753	$15.90
$23.78 to $24.50	94,550	3.9 Years	$24.05	92,500	$24.04
$26.19 to $27.67	58,600	5.3 Years	$26.20	27,340	$26.21
$28.42 to $28.42	54,600	6.4 Years	$28.42	17,880	$28.42
$30.31 to $30.31	49,190	7.4 Years	$30.31	--	--

Stock-based compensation expense totaled $465,706 and $306,611 during the nine months ended September 30, 2008 and 2007, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $647,404 at September 30, 2008.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.96 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $1,028,485 at September 30, 2008.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.19 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at September 30, 2008 were $6.9 million and $6.1 million, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $35.60 as of September 30, 2008, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the nine months ended September 30, 2008 and 2007, were $2.2 million and $330,000, respectively.

NOTE 12:   ADDITIONAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
(In thousands)	2008	2007

Interest paid	$50,471	$57,557
Income taxes paid	$9,857	$8,447

NOTE 13:   OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Professional services	$661	$741	$1,990	$2,032
Postage	407	597	1,319	1,780
Telephone	468	462	1,300	1,331
Credit card expense	1,215	1,064	3,497	2,974
Operating supplies	373	374	1,248	1,264
Amortization of core deposit premiums	201	203	605	616
Visa litigation liability reversal	--	--	(1,220)	--
Other expense	3,281	2,716	9,656	8,315

Total other operating expenses	$6,606	$6,157	$18,395	$18,312

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

At September 30, 2008, the Company had outstanding commitments to extend credit aggregating approximately $251,353,000 and $436,198,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2007, the Company had outstanding commitments to extend credit aggregating approximately $244,052,000 and $411,421,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,368,000 and $9,906,000 at September 30, 2008 and December 31, 2007, respectively, with terms ranging from 90 days to three years.  At September 30, 2008 and December 31, 2007 the Company’s deferred revenue under standby letter of credit agreements is approximately $83,000 and $42,000, respectively.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the third quarter of 2008.

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$394,267	$ --	$394,267	$ --

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2008.

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$12,561	$ --	$ --	$12,561

Impaired loans are the only material instruments valued on a nonrecurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  Impaired loans, net of specific allowance, were $13,801,000 as of September 30, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

NOTE 17:   SUBSEQUENT EVENTS

On October 30, 2008, the Company received preliminary approval from the U.S. Treasury Department, subject to standard closing conditions, for the investment of $40 million in Simmons First preferred stock.  The investment is part of the U. S. Treasury’s Capital Purchase Program, designed to provide additional capital to healthy financial institutions, thereby increasing confidence in our banking industry and encouraging increased lending.  The Company will pay the Treasury a 5% dividend, or $2 million annually, for each of the first five years of the investment, and 9% thereafter unless the Company redeems the shares.  The Treasury will also receive 10-year warrants for common stock.  The Company has begun the corporate procedures to authorize and issue the preferred stock and warrants.  The issuance of the preferred stock and warrants is not expected to impact the regular dividend paid by the Company, on its common stock, and will have a minimal dilutive impact on earnings per share.  The issuance of the preferred stock, if approved by the shareholders, is expected to be complete in the first quarter of 2009.

On October 27, 2008, Visa, Inc. (“Visa”) and MasterCard, Inc. announced they had reached an agreement in principal to settle antitrust litigation with Discover Financial Services for approximately $2.8 billion. The Company’s management has estimated its additional obligation for this settlement under Visa's retrospective responsibility plan to be approximately $500,000.  Management expects this obligation to be satisfied in future periods as Visa issues additional Class A shares to provide funds for its litigation escrow account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2008 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007 and statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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
November 7, 2008

Item 2.       Management’s Discussion and Analysis of Financial Condition  and Results of Operations

OVERVIEW

Simmons First National Corporation recorded net income of $6,474,000 for the three-months ended September 30, 2008, a $1,026,000 decrease from the same period in 2007.  Diluted earnings per share decreased $0.07 or 13.21%, to $0.46 for the three-months ended September 30, 2008.   The Company’s annualized return on average assets and return on average stockholders’ equity for the three-month period ended September 30, 2008, were 0.89% and 9.11%, compared to 1.11% and 11.16%, respectively, for the same period in 2007.  The decrease in earnings was primarily attributable to an increase in the provision for loan losses and a decrease in the premiums from the sale of student loans.

Net income for the nine-month period ended September 30, 2008 was $21,284,000, an increase of $116,000 from the same period in 2007.  Diluted earnings per share increased $0.03, or 2.03%, to $1.51 for the nine-months ended September 30, 2008.  Annualized return on average assets and return on average stockholders’ equity for the nine-month period ended September 30, 2008 were 1.00% and 10.11%, compared to 1.06% and 11.16%, respectively, for the same period in 2007.

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

Core earnings (non-GAAP) (net income excluding nonrecurring items {Visa litigation expense reversal and gain from the cash proceeds on mandatory Visa stock redemption}) for the nine-months ended September 30, 2008 and 2007, were $18,726,000 and $21,168,000, respectively.  Diluted core earnings per share (non-GAAP) for these same periods were $1.33 and $1.48, respectively, a decrease of $0.15 per share, or 10.14%.

The allowance for loan losses as a percent of total loans was 1.32% as of September 30, 2008.  Non-performing loans equaled 0.72% of total loans, up 12 basis points from year end.  Non-performing assets were 0.63% of total assets, up 12 basis points from year end.  The allowance for loan losses was 182% of non-performing loans.  The Company’s annualized net charge-offs for the third quarter of 2008 were 0.50% of total loans.  Excluding credit cards, annualized net charge-offs for the third quarter were 0.38% of total loans.  Annualized net credit card charge-offs for the third quarter were 1.80%, more than 400 basis points below the most recently published credit card charge-off industry average.  The Company does not own any securities backed by subprime mortgage assets, and has no mortgage loan products that target subprime borrowers.

Total assets for the Company at September 30, 2008, were $2.860 billion, an increase of $167.7 million, or 6.2%, from December 31, 2007.  Stockholders’ equity as of September 30, 2008 was $280.8 million, an increase of $8.4 million, or approximately 3.1%, from December 31, 2007.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 88 offices, of which 84 are financial centers, located in 48 communities.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  The Company performs an annual goodwill impairment test in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain conditions occur.  Prior to the adoption of SFAS 142, goodwill was being amortized using the straight-line method over a period of 15 years.  Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

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

Net Interest Income Quarter-to-Date Analysis

For the three-month period ended September 30, 2008, net interest income on a fully taxable equivalent basis was $25.4 million, an increase of $937,000 or 3.8%, over the same period in 2007.  The increase in net interest income was the result of a $4.9 million decrease in interest expense offset by a $3.9 million decrease in interest income.

The $4.9 million decrease in interest expense is the result of a 115 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, partially offset by a $182.5 million increase in average interest bearing liabilities.  The growth in average interest bearing liabilities was primarily due to the Company’s initiatives to enhance liquidity during 2008 through (1) the introduction of a new high yield investment deposit account and (2) securing additional long-term FHLB advances.  The lower interest rates accounted for a $5.0 million decrease in interest expense.  The most significant component of this decrease was the $3.2 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 123 basis points from 4.70% to 3.47%.  Lower rates on federal funds purchased and other debt resulted in an additional $1.4 million decrease in interest expense, with the average rate paid on debt decreasing by 194 basis points from 5.30% to 3.36%.  The higher level of average interest bearing liabilities resulted in a $130,000 increase in interest expense.  More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $147.3 million from internal deposit growth and $35.2 million in federal funds purchased and other debt.

The $3.9 million decrease in interest income primarily is the result of a 115 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, offset by a $207.2 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for a $6.4 million decrease in interest income.  The most significant component of this decrease was the $6.2 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 127 basis points from 7.87% to 6.60%.  The growth in average interest earning assets resulted in a $2.5 million improvement in interest income.  The growth in average loans accounted for $1.1 million of this increase, while the growth in investment securities resulted in $1.0 million of the increase.

Net Interest Income Year-to-Date Analysis

For the nine-month period ended September 30, 2008, net interest income on a fully taxable equivalent basis was $73.3 million, an increase of $2.1 million, or 3.0%, over the same period in 2007.  The increase in net interest income was the result of a $9.0 million decrease in interest expense offset by a $6.9 million decrease in interest income.

The $9.0 million decrease in interest expense is the result of a 81 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, partially offset by a $162.0 million increase in average interest bearing liabilities.  The growth in average interest bearing liabilities was primarily due to the Company’s initiatives to enhance liquidity during 2008 through (1) the introduction of a new high yield investment deposit account and (2) securing additional long-term FHLB advances.  The lower interest rates accounted for a $10.5 million decrease in interest expense. The most significant component of this decrease was the $6.0 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 76 basis points from 4.68% to 3.92%.  Lower rates on federal funds purchased and other debt resulted in an additional $3.4 million decrease in interest expense, with the average rate paid on debt decreasing by 182 basis points from 5.33% to 3.52%.  The higher level of average interest bearing liabilities resulted in a $1.5 million increase in interest expense.  More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $109.1 million from internal deposit growth and $52.9 million in federal funds purchased and other debt.

The $6.9 million decrease in interest income primarily is the result of an 87 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, offset by a $184.9 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for a $14.5 million decrease in interest income.  The most significant component of this decrease was the $13.5 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 97 basis points from 7.82% to 6.85%.  The growth in average interest earning assets resulted in a $7.6 million improvement in interest income.  The growth in average loans accounted for $3.5 million of this increase, while the growth in investment securities resulted in $2.9 million of the increase.

Net Interest Margin

The Company’s net interest margin decreased 17 basis points to 3.84% for the three-month period ended September 30, 2008, when compared to 4.01% for the same period in 2007.  This decrease in the net interest margin was primarily due to significant repricing of earning assets due to declining interest rates during the first half of 2008, along with the Company’s concentrated effort to grow core deposits.  Based on its current pricing model, and considering recent rate reductions, the Company anticipates additional margin compression into 2009.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2008 versus September 30, 2007.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Interest income	$39,208	$43,301	$118,779	$126,155
FTE adjustment	1,031	871	3,017	2,554

Interest income – FTE	40,239	44,172	121,796	128,709
Interest expense	14,861	19,731	48,543	57,561

Net interest income – FTE	$25,378	$24,441	$73,253	$71,148

Yield on earning assets – FTE	6.09%	7.24%	6.27%	7.14%
Cost of interest bearing liabilities	2.61%	3.76%	2.91%	3.72%
Net interest spread – FTE	3.48%	3.48%	3.36%	3.42%
Net interest margin – FTE	3.84%	4.01%	3.77%	3.95%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2008 vs. 2007	2008 vs. 2007

Increase due to change in earning assets	$2,480	$7,607
Decrease due to change in earning asset yields	(6,413)	(14,521)
Decrease due to change in interest
bearing liabilities	(130)	(1,483)
Increase due to change in interest rates
paid on interest bearing liabilities	5,000	10,502

Increase in net interest income	$937	$2,105

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2008 and 2007.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$65,819	$309	1.87	$9,382	$131	5.54
Federal funds sold	32,910	176	2.13	21,083	302	5.68
Investment securities - taxable	482,495	5,451	4.49	395,038	4,709	4.73
Investment securities - non-taxable	133,454	2,579	7.69	132,663	2,139	6.40
Mortgage loans held for sale	6,759	112	6.59	8,747	147	6.67
Assets held in trading accounts	727	--	0.00	4,930	71	5.71
Loans	1,905,979	31,612	6.60	1,849,091	36,673	7.87
Total interest earning assets	2,628,143	40,239	6.09	2,420,934	44,172	7.24
Non-earning assets	259,800			255,655

Total assets	$2,887,943			$2,676,589
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$1,021,519	$4,116	1.60	$724,782	$3,328	1.82
Time deposits	974,553	8,491	3.47	1,123,967	13,307	4.70
Total interest bearing deposits	1,996,072	12,607	2.51	1,848,749	16,635	3.57
Federal funds purchased and
securities sold under agreement
to repurchase	102,704	429	1.66	113,060	1,404	4.93
Other borrowed funds
Short-term debt	9,668	62	2.55	38,710	519	5.32
Long-term debt	154,676	1,763	4.53	80,123	1,173	5.81
Total interest bearing liabilities	2,263,120	14,861	2.61	2,080,642	19,731	3.76
Non-interest bearing liabilities
Non-interest bearing deposits	320,160			305,453
Other liabilities	21,948			23,943
Total liabilities	2,605,228			2,410,038
Stockholders’ equity	282,715			266,551
Total liabilities and
stockholders’ equity	$2,887,943			$2,676,589
Net interest spread			3.48			3.48
Net interest margin		$25,378	3.84		$24,441	4.01

	Nine Months Ended September 30
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$69,248	$1,184	2.28	$23,325	$938	5.38
Federal funds sold	41,304	716	2.32	32,576	1,303	5.35
Investment securities - taxable	443,403	15,962	4.81	401,105	13,776	4.59
Investment securities - non-taxable	156,405	7,560	6.46	128,268	6,208	6.47
Mortgage loans held for sale	7,658	338	5.90	8,116	383	6.31
Assets held in trading accounts	4,068	42	1.38	4,748	124	3.49
Loans	1,872,370	95,994	6.85	1,811,378	105,977	7.82
Total interest earning assets	2,594,456	121,796	6.27	2,409,516	128,709	7.14
Non-earning assets	255,356			252,766

Total assets	$2,849,812			$2,662,282

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$932,549	$11,280	1.62	$731,989	$9,832	1.80
Time deposits	1,037,242	30,420	3.92	1,128,660	39,467	4.68
Total interest bearing deposits	1,969,791	41,700	2.83	1,860,649	49,299	3.54
Federal funds purchased and
securities sold under agreement
to repurchase	113,269	1,813	2.14	110,293	4,057	4.92
Other borrowed funds
Short-term debt	4,725	101	2.86	15,276	637	5.58
Long-term debt	141,948	4,929	4.64	81,495	3,568	5.85
Total interest bearing liabilities	2,229,733	48,543	2.91	2,067,713	57,561	3.72
Non-interest bearing liabilities
Non-interest bearing deposits	316,182			307,075
Other liabilities	22,684			22,804
Total liabilities	2,568,599			2,397,592
Stockholders’ equity	281,213			264,690
Total liabilities and
stockholders’ equity	$2,849,812			$2,662,282
Net interest spread			3.36			3.42
Net interest margin		$73,253	3.77		$71,148	3.95

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2008, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 over 2007			2008 over 2007
(In thousands, on a fully	Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$317	$(139)	$178	$1,025	$(779)	$246
Federal funds sold	119	(245)	(126)	285	(872)	(587)
Investment securities - taxable	998	(256)	742	1,501	685	2,186
Investment securities - non-taxable	13	427	440	1,360	(8)	1,352
Mortgage loans held for sale	(33)	(2)	(35)	(22)	(24)	(46)
Assets held in trading accounts	(33)	(38)	(71)	(16)	(66)	(82)
Loans	1,099	(6,160)	(5,061)	3,474	(13,457)	(9,983)

Total	2,480	(6,413)	(3,933)	7,607	(14,521)	(6,914)

Interest expense
Interest bearing transaction and
savings accounts	1,234	(446)	788	2,497	(1,049)	1,448
Time deposits	(1,613)	(3,203)	(4,816)	(3,024)	(6,023)	(9,047)
Federal funds purchased
and securities sold under
agreements to repurchase	(119)	(856)	(975)	106	(2,351)	(2,245)
Other borrowed funds
Short-term debt	(269)	(188)	(457)	(314)	(222)	(536)
Long-term debt	897	(307)	590	2,218	(857)	1,361

Total	130	(5,000)	(4,870)	1,483	(10,502)	(9,019)
Increase (decrease) in net
interest income	$2,350	$(1,413)	$937	$6,124	$(4,019)	$2,105

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings in order to maintain the allowance for loan losses at a level considered adequate in relation to the estimated risk inherent in the loan portfolio.  The level of provision to the allowance is based on management's judgment, with consideration given to the composition, maturity and other qualitative characteristics of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

The provision for loan losses for the three-month period ended September 30, 2008, was $2.2 million, compared to $850,000 for the three-month period ended September 30, 2007, an increase of $1.4 million.  The provision for loan losses for the nine-month period ended September 30, 2008, was $5.9 million, compared to $2.4 million for the nine-month period ended September 30, 2007, an increase of $3.5 million.  The provision increase was primarily due to an increase in net loan charge-offs, an increase in non-performing loans and deterioration in the real estate market in the Northwest Arkansas region.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $11.3 million for the three-month period ended September 30, 2008, compared to $11.4 million for the same period in 2007.  For the nine-months ended September 30, 2008, non-interest income was $38.0 million compared to the $34.2 million reported for the same period ended September 30, 2007.  The increase in non-interest income for the nine-months ended September 30 was primarily due to the nonrecurring $3.0 million gain from cash proceeds received on the mandatory partial redemption of its equity interest in Visa.  Excluding the gain on Visa shares, non-interest income increased $860,000, or 2.5%, in the first nine-months of 2008 over the comparable period in 2007.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively, as well as changes in 2008 from 2007.

Table 5:  Non-Interest Income

	Three Months		2008		Nine Months		2008
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2008	2007	2007		2008	2007	2007

Trust income	$1,608	$1,528	$80	5.24%	$4,707	$4,639	$68	1.47%
Service charges on
deposit accounts	4,009	3,759	250	6.65	11,134	10,912	222	2.03
Other service charges and fees	648	698	(50)	-7.16	2,021	2,198	(177)	-8.05
Income on sale of mortgage loans,
net of commissions	595	715	(120)	-16.78	2,077	2,121	(44)	-2.07
Income on investment banking,
net of commissions	131	90	41	45.56	779	393	386	98.22
Credit card fees	3,491	3,115	376	12.07	10,144	8,789	1,355	15.42
Premiums on sale of student loans	3	419	(416)	-99.28	1,135	2,042	(907)	-44.42
Bank owned life insurance income	370	367	3	0.82	1,157	1,090	67	6.15
Gain on mandatory partial
redemption of Visa shares	--	--	--	--	2,973	--	2,973	--
Other income	433	682	(249)	-36.51	1,870	1,980	(110)	-5.56

Total non-interest income	$11,288	$11,373	$(85)	-0.75%	$37,997	$34,164	$3,833	11.22%

Recurring fee income for the three-month period ended September 30, 2008, was $9.8 million, an increase of $656,000, or 7.2% from the three-month period ended September 30, 2007.  Recurring fee income for the nine-month period ended September 30, 2008, was $28.0 million, an increase of $1,468,000, or 5.5% from the same period in 2007.  The improvement in recurring fee income primarily resulted from increases in credit card fees of $376,000 and $1,355,000, respectively, for the three-months and nine-months ended September 30.  The increase in credit card fees is primarily due to a higher volume of credit and debit card transactions, with the credit card volume increase a direct result of the addition of new credit card accounts in 2007 and 2008.  See Loan Portfolio section for additional information regarding credit card accounts.

Service charges on deposit accounts increased $250,000, or 6.7%, for the three-months ended September 30, 2008, compared to the same period in 2007, due to an improvement in fee structure and core deposit growth.

Income on investment banking increased by $386,000, or 98.2%, for the nine-months ended September 30, 2008, compared to the same period in 2007.  This improvement was due to additional sales volume driven by the interest rate environment, called securities and customer liquidity.

Premiums on sale of student loans decreased by $416,000 and $907,000, respectively, for the three and nine-months ended September 30, 2008, compared to the same periods in 2007.  The decrease was primarily due to a reduction in sales of student loans during 2008.  The student loan industry is going through major challenges related to secondary market liquidity.  The current liquidity of the secondary market has effectively disappeared; therefore, the Company is currently unable to sell student loans at a premium.  For the immediate future, it is the Company’s intention, and we have the liquidity, to continue to fund new loans and hold those loans that we normally would sell into the secondary market through the 2008-2009 school year.  In July 2008, the United States Department of Education announced a one-year program to create temporary stability and liquidity in the student loan market.  During the third quarter of 2009, the Company expects to sell into the government program all student loans originated and fully funded during the 2008-2009 school year.  Under the terms of the government program, the loans will be sold at par, plus reimbursement of the 1% lender fee and a premium of $75 per loan.  The Company expects to increase the student loan portfolio by approximately $50 million during the carrying period; however, we have the option of creating liquidity by selling participation loans into the government program.

Since the Company is not likely to sell loans in the secondary market during the fourth quarter of 2008, we estimate a reduction of $300,000 in premiums on sale of student loans compared to the same period of 2007.  That reduction will be partially offset by an estimated $120,000 increase in net interest income, resulting from the expected increase in outstanding student loan balances.

For 2009, we anticipate the entire premium on sale of student loans, currently estimated at $1.6 million, to be recorded in the third quarter of 2009, when the loans are sold.  We will continue to evaluate the profitability and viability of this strategic business unit going forward.

During the first quarter of 2008, the Company recorded a nonrecurring $3.0 million gain from the cash proceeds received on the mandatory partial redemption of the Company’s equity interest in Visa, which was the result of Visa’s IPO completed in March, 2008.

There were no gains or losses on sale of securities during the three-months or nine-months ended September 30, 2008 or 2007.

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

Non-interest expense for the three-month and nine-month periods ended September 30, 2008, was $24.4 million and $71.8 million, an increase of $1.2 million, or 5.2%, and $2.3 million, or 3.4%, respectively, from the same period in 2007.  Included in non-interest expense for the three and nine-months ended September 30, 2008 are the incremental expenses associated with the operation of the five new financial centers opened in 2007 and 2008.

Also included in non-interest expense for the nine-months ended September 30, 2008 is the $1.2 million nonrecurring item related to the reversal of the Company’s portion of Visa’s contingent litigation liabilities that was established during the fourth quarter of 2007.  This liability represented the Company’s share of legal judgments and settlements related to Visa’s litigation, which was satisfied by the $3 billion escrow account funded by the proceeds from Visa’s IPO, which was completed during the quarter ended March 31, 2008.

Credit card expense increased for the three-month and nine-month periods ended September 30, 2008, over the same periods in 2007 by $151,000, or 14.2%, and $523,000, or 17.6%, respectively. These increases were primarily due to the increased card usage, interchange fees and other related expenses resulting from initiatives the Company has taken to grow its credit card portfolio.  See Loan Portfolio section for additional information.

FDIC deposit insurance expense increased by $182,000, or 214%, and $248,000, or 113%, respectively, for the three-month and nine-month periods ended September 30, 2008, over the same periods in 2007.  During 2007, the FDIC issued credits based on historical deposit levels to be used in offsetting deposit insurance assessments; the Company received approximately $1.8 million of these credits.  As these credits are used up, FDIC insurance expense increases.  Because the majority of the credits were exhausted during the third quarter of 2008, we estimate the Company’s FDIC insurance to increase by approximately $350,000 in the fourth quarter of 2008 over the same period of 2007.  Based on the recent FDIC insurance assessment projections, we estimate the Company’s annual deposit insurance expense to increase by approximately $1.8 million in 2009 over 2008 projections.

Table 6 below shows non-interest expense for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively, as well as changes in 2008 from 2007.

Table 6:  Non-Interest Expense

	Three Months		2008		Nine Months		2008
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2008	2007	2007		2008	2007	2007

Salaries and employee benefits	$14,056	$13,778	$278	2.02%	$42,697	$41,406	$1,291	3.12%
Occupancy expense, net	1,912	1,671	241	14.42	5,526	4,945	581	11.75
Furniture and equipment expense	1,543	1,455	88	6.05	4,505	4,428	77	1.74
Loss on foreclosed assets	57	77	(20)	-25.97	185	137	48	35.04
Other operating expenses
Professional services	661	741	(80)	-10.80	1,990	2,032	(42)	-2.07
Postage	407	597	(190)	-31.83	1,319	1,780	(461)	-25.90
Telephone	468	462	6	1.30	1,300	1,331	(31)	-2.33
Credit card expenses	1,215	1,064	151	14.19	3,497	2,974	523	17.59
Operating supplies	373	374	(1)	-0.27	1,248	1,264	(16)	-1.27
FDIC insurance	267	85	182	214.12	468	220	248	112.73
Amortization of intangibles	201	203	(2)	-0.99	605	616	(11)	-1.79
Visa litigation liability reversal	--	--	--	--	(1,220)	--	(1,220)	--
Other expense	3,281	2,716	565	20.80	9,656	8,315	1,341	16.13

Total non-interest expense	$24,441	$23,223	$1,218	5.24%	$71,776	$69,448	$2,328	3.35%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.872 billion and $1.811 billion during the first nine months of 2008 and 2007, respectively.  As of September 30, 2008, total loans were $1.936 billion, an increase of $85.8 million from December 31, 2007.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $403.0 million at September 30, 2008, or 20.8% of total loans, compared to $379.9 million, or 20.5% of total loans at December 31, 2007.  The consumer loan increase from December 31, 2007 to September 30, 2008 is primarily due to the increase in the loans held in the student loan portfolio resulting from the current lack of a secondary market.  See Non-Interest Income section for additional information.

As a general rule, the Company’s credit card portfolio experiences seasonal fluctuations, reaching its highest level during the fourth quarter and dropping off with paydowns to its lowest level during the first quarter.  Therefore, management believes it is useful to compare credit card balances with the balances from the same period of the prior year.  The credit card portfolio balance at September 30, 2008 increased by $13.7 million, or 9.2%, when compared to the same period in 2007.

The growth in outstanding credit card balances is primarily the result of an increase in net new accounts.  Management believes the increase in outstanding balances and the addition of new accounts are the result of the introduction of several initiatives over the past two years to make the Company’s credit card products more competitive.  The Company added approximately 15,000 net new accounts in 2007.  Although the account growth is slowing, the positive trend has continued with the addition of nearly 4,000 net new accounts during the nine-months ended September 30, 2008.

The student loan portfolio balance at September 30, 2008 was $102.3 million, an increase of $26.1 million, or 34.2%, from December 31, 2007.  Management expects a significant increase in student loan balances until the third quarter of 2009 due to the departure of competitors from the market, the Company’s decision to hold loans normally sold in the secondary market, and other issues and challenges facing the student loan industry.  See Non-Interest Income section for additional information.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.205 billion at September 30, 2008, or 62.2% of total loans, compared to the $1.186 billion, or 64.1% of total loans at December 31, 2007.  Commercial real estate loans increased by $34.8 million from December 31, 2007 to September 30, 2008, primarily due to the permanent financing of completed projects previously included in the construction loan category.  Construction and development loans represent only 11.7% of the total loan portfolio.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $318.3 million at September 30, 2008, or 16.5% of total loans, compared to $274.0 million, or 14.8% of total loans at December 31, 2007.  The commercial loan increase is primarily due to a seasonal increase in agricultural loans.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

	September 30,	December 31,
(In thousands)	2008	2007

Consumer
Credit cards	$162,862	$166,044
Student loans	102,346	76,277
Other consumer	137,763	137,624
Real Estate
Construction	227,071	260,924
Single family residential	400,845	382,676
Other commercial	576,958	542,184
Commercial
Commercial	184,690	193,091
Agricultural	130,988	73,470
Financial institutions	2,581	7,440
Other	10,175	10,724

Total loans before allowance for loan losses	$1,936,279	$1,850,454

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

At September 30, 2008, impaired loans were $16.6 million compared to $12.5 million at December 31, 2007.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8:  Non-performing Assets

	September 30,	December 31,
($ in thousands)	2008	2007

Nonaccrual loans	$12,446	$9,909
Loans past due 90 days or more
(principal or interest payments)	1,572	1,282
Total non-performing loans	14,018	11,191

Other non-performing assets
Foreclosed assets held for sale	4,044	2,629
Other non-performing assets	--	17
Total other non-performing assets	4,044	2,646

Total non-performing assets	$18,062	$13,837

Allowance for loan losses to
non-performing loans	182.25%	226.10%
Non-performing loans to total loans	0.72%	0.60%
Non-performing assets to total assets	0.63%	0.51%

There was no interest income on the nonaccrual loans recorded for the nine-month periods ended September 30, 2008 and 2007.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9:  Allowance for Loan Losses

(In thousands)	2008	2007

Balance, beginning of year	$25,303	$25,385

Loans charged off
Credit card	2,727	1,993
Other consumer	1,408	1,126
Real estate	2,470	1,247
Commercial	633	504
Total loans charged off	7,238	4,870

Recoveries of loans previously charged off
Credit card	681	793
Other consumer	422	379
Real estate	172	610
Commercial	313	378
Total recoveries	1,588	2,160
Net loans charged off	5,650	2,710
Provision for loan losses	5,895	2,432

Balance, September 30	$25,548	$25,107

Loans charged off
Credit card		670
Other consumer		412
Real estate		669
Commercial		211
Total loans charged off		1,962

Recoveries of loans previously charged off
Credit card		231
Other consumer		104
Real estate		38
Commercial		36
Total recoveries		409
Net loans charged off		1,553
Provision for loan losses		1,749

Balance, end of year		$25,303

Provision for Loan Losses

The amount of provision to the allowance during the nine-month periods ended September 30, 2008 and 2007, and for the year ended December 31, 2007, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

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

As of September 30, 2008, the allowance for loan losses reflects an increase of approximately $245,000 from December 31, 2007.  The Company’s allocation of the allowance for loans losses at September 30, 2008 remained relatively consistent with the allocation at December 31, 2007.  The unallocated portion of the allowance decreased approximately $1.2 million during the nine-months ended September 30, 2008.  This decrease in the unallocated portion of the allowance is primarily related to increases in general and specific allocations for loans secured by assets located in the Northwest Arkansas region. In late 2006 the economy in Northwest Arkansas, particularly in the residential real estate market, started showing signs of deterioration, which caused concerns over the full recoverability of this portion of the Company’s loan portfolio.  Management began assessing the impact of these economic conditions on this portion of the loan portfolio; however, the economic downturn had not yet negatively impacted specific credit relationships by December 31, 2006.  Therefore, given this uncertainty, management deemed it necessary to provide a higher level of unallocated allowance.  As the Company continued to monitor the Northwest Arkansas economy, beginning in the third quarter of 2007, specific credit relationships deteriorated to a level requiring increased general and specific reserves.  The identification of these specific credit relationships and the increase in general and specific allocations allowed management to reduce the unallocated portion of the allowance related to the Company’s Northwest Arkansas region at December 31, 2007, and again at September 30, 2008.

The remaining unallocated allowance for loan losses is based on the Company’s continuing concerns over the uncertainty of the economy and the impact of market pricing in the poultry, timber and catfish industries in Arkansas.  The Company is also cautious regarding the continued softening of the real estate market in Arkansas, specifically in the Northwest Arkansas region.  Management actively monitors the status of these industries as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.  Based on its analysis of loans within these business sectors, the Company believes the allowance for loan losses is adequate for the period ended September 30, 2008.

The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 10.

Table 10:  Allocation of Allowance for Loan Losses

	September 30, 2008		December 31, 2007
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,957	8.4%	$3,841	9.0%
Other consumer	1,309	12.4%	1,501	11.5%
Real estate	10,878	62.2%	10,157	64.1%
Commercial	3,280	16.5%	2,528	14.8%
Other	216	0.5%	187	0.6%
Unallocated	5,908		7,089

Total	$25,548	100%	$25,303	100.0%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 84 financial centers as of September 30, 2008.  The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of September 30, 2008, core deposits comprised 81.4% of the Company’s total deposits.

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

The Company introduced a new high yield investment deposit account during the first quarter of 2008 as part of its strategy to enhance liquidity.  Through September 30, 2008, the new account generated approximately $130 million in new core deposits.  Total internal deposit growth for the nine-month period was $112 million, or 5.1%.  More specifically, total deposits as of September 30, 2008 were $2.294 billion versus $2.183 billion on December 31, 2007.

Total time deposits decreased approximately $160 million to $951.6 million at September 30, 2008, from $1.111 billion at December 31, 2007.  Non-interest bearing transaction accounts increased $8.5 million to $318.7 million at September 30, 2008, compared to $310.2 million at December 31, 2007.  Interest bearing transaction and savings accounts were $1.024 billion at September 30, 2008, a $262.9 million increase compared to $761.2 million on December 31, 2007.  The Company had $32.0 million and $39.2 million of brokered deposits at September 30, 2008 and December 31, 2007, respectively.

LONG-TERM DEBT

During the nine-month period ended September 30, 2008, the Company increased long-term debt by $74.7 million, or 90.8% from December 31, 2007.  This increase resulted from the strategic decision to secure additional long-term funding from FHLB advances in order to enhance the liquidity of the Company.

CAPITAL

Overview

At September 30, 2008, total capital reached $280.8 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At September 30, 2008, the Company’s equity to asset ratio was 9.82% compared to 10.12% at year-end 2007.

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

During the nine-month period ended September 30, 2008, the Company repurchased 45,180 shares of stock under the repurchase plan with a weighted average repurchase price of $28.38 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 645,672 shares.

Effective July 1, 2008, the Company made a strategic decision to temporarily suspend stock repurchases.  This decision was made to preserve capital and cash at the parent company, both of which may be needed in potential future acquisitions.

Cash Dividends

The Company declared cash dividends on its common stock of $0.57 per share for the first nine months of 2008 compared to $0.54 per share for the first nine months of 2007.  In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  As of September 30, 2008, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at September 30, 2008 and December 31, 2007, are presented in table 11.

Table 11:  Risk-Based Capital

	September 30,	December 31,
($ in thousands)	2008	2007

Tier 1 capital
Stockholders’ equity	$280,817	$272,406
Trust preferred securities	30,000	30,000
Intangible assets	(63,125)	(63,706)
Unrealized loss (gain) on available-
for-sale securities, net of taxes	1,749	(1,728)

Total Tier 1 capital	249,441	236,972

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	3	52
Qualifying allowance for loan losses	24,888	23,866

Total Tier 2 capital	24,891	23,918

Total risk-based capital	$274,332	$260,890

Risk weighted assets	$1,988,879	$1,906,321

Assets for leverage ratio	$2,825,844	$2,615,915

Ratios at end of period
Leverage ratio	8.83%	9.06%
Tier 1 capital	12.54%	12.43%
Total risk-based capital	13.79%	13.69%

Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 12:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Net Income	$6,474	$7,500	$21,284	$21,168
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	(2,973)	--
Litigation liability reversal (Visa)	--	--	(1,220)	--
Tax effect (39%)	--	--	1,635	--

Net nonrecurring items	--	--	(2,558)	--

Core earnings (non-GAAP)	$6,474	$7,500	$18,726	$21,168

Diluted earnings per share	$0.46	$0.53	$1.51	$1.48
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	(0.21)	--
Litigation liability reversal (Visa)	--	--	(0.09)	--
Tax effect (39%)	--	--	0.12	--

Net nonrecurring items	--	--	(0.18)	--

Diluted core earnings per share (non-GAAP)	$0.46	$0.53	$1.33	$1.48

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At September 30, 2008, undivided profits of the Company's subsidiaries were approximately $157.1 million, of which approximately $16.3 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed.  At September 30, 2008, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At September 30, 2008, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 19.2% of total assets, as compared to 17.4% at December 31, 2007.

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

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and its affiliates have approximately $104 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  In order to ensure availability of these upstream funds, the Company has a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $40 million in funds on a given day.  Historical monitoring of these funds has made it possible for the Company to project seasonal fluctuations and structure its funding requirements on month-to-month basis.

A second source of liquidity is the retail deposits available through the Company’s network of affiliate banks throughout Arkansas.  Although this method can be somewhat of a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, the Company’s affiliate banks have lines of credits available with the FHLB.  While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs.  Approximately $433 million of these lines of credit are currently available, if needed.

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

Table A below presents the Company’s interest rate sensitivity position at September 30, 2008.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total

Earning assets
Short-term investments	$79,147	$--	$--	$--	$--	$--	$--	$79,147
Assets held in trading
accounts	890	--	--	--	--	--	--	890
Investment securities	102,623	23,044	78,016	108,078	115,990	104,371	43,951	576,073
Mortgage loans held for sale	4,377	--	--	--	--	--	--	4,377
Loans	645,068	213,707	155,135	346,094	239,436	294,433	42,406	1,936,279

Total earning assets	832,105	236,751	233,151	454,172	355,426	398,804	86,357	2,596,766

Interest bearing liabilities
Interest bearing transaction
and savings deposits	693,016	--	--	--	66,232	198,696	66,232	1,024,176
Time deposits	103,584	183,836	265,939	270,495	103,641	24,051	10	951,556
Short-term debt	105,482	--	--	--	--	--	--	105,482
Long-term debt	499	13,306	1,586	2,999	27,535	72,121	38,973	157,019
Total interest bearing
liabilities	902,581	197,142	267,525	273,494	197,408	294,868	105,215	2,238,233

Interest rate sensitivity Gap	$(70,476)	$39,609	$(34,374)	$180,678	$158,018	$103,936	$(18,858)	$358,533
Cumulative interest rate
sensitivity Gap	$(70,476)	$(30,867)	$(65,241)	$115,437	$273,455	$377,391	$358,533
Cumulative rate sensitive asset
to rate sensitive liabilities	92.2%	97.2%	95.2%	107.0%	114.9%	117.7%	116.0%
Cumulative Gap as a % of
earning assets	-2.8%	-1.2%	-2.5%	4.4%	10.5%	14.5%	13.8%

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended September 30, 2008.

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: November 7, 2008	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date: November 7, 2008	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer