Form 10-K
period 2008-12-31
SIMMONS FIRST NATIONAL CORP
filed 2009-02-26
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the fiscal year ended: December 31, 2008
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

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2008, was $350,885,496 based upon the last trade price as reported on the Nasdaq Global Select Market® of $27.97.

The number of shares outstanding of the Registrant's Common Stock as of February 4, 2009 was 13,982,474.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2009.

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

A more detailed table of contents for the entire Form 10-K follows:

PART I

ITEM 1.    BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the Forward Looking Statements section in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters” of this report and other cautionary statements set forth elsewhere in this report.

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

The Company is a publicly traded financial holding company headquartered in Arkansas with consolidated total assets of $2.9 billion, consolidated loans of $1.9 billion, consolidated deposits of $2.3 billion and total equity capital of $289 million as of December 31, 2008.  The Company owns eight community banks in Arkansas.  The Company and its eight banking subsidiaries conduct their operations through 88 offices, of which 84 are financial centers, located in 47 communities in Arkansas.

Simmons First National Bank (the “Bank”) is the Company’s lead bank.  The Bank is a national bank, which has been in operation since 1903.  The Bank's primary market area, with the exception of its nationally provided credit card product, is Central and Western Arkansas.  At December 31, 2008 the Bank had total assets of $1.4 billion, total loans of $955 million and total deposits of $1.1 billion.  Simmons First Trust Company N.A., a wholly owned subsidiary of the Bank, performs the trust and fiduciary business operations for the Bank as well as the Company. Simmons First Investment Group, Inc. (“SFIG”), a wholly owned subsidiary of the Bank, which is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and a member of the National Association of Securities Dealers (“NASD”), performs the broker-dealer operations of the Bank.

Simmons First Bank of Jonesboro (“Simmons/Jonesboro”) is a state bank, which was acquired in 1984.  Simmons/Jonesboro’s primary market area is Northeast Arkansas.  At December 31, 2008, Simmons/Jonesboro had total assets of $295 million, total loans of $246 million and total deposits of $250 million.

Simmons First Bank of South Arkansas (“Simmons/South”) is a state bank, which was acquired in 1984.  Simmons/South’s primary market area is Southeast Arkansas.  At December 31, 2008, Simmons/South had total assets of $172 million, total loans of $91 million and total deposits of $147 million.

Simmons First Bank of Northwest Arkansas (“Simmons/Northwest”) is a state bank, which was acquired in 1995.  Simmons/Northwest’s primary market area is Northwest Arkansas.  At December 31, 2008, Simmons/Northwest had total assets of $287 million, total loans of $202 million and total deposits of $238 million.

Simmons First Bank of Russellville (“Simmons/Russellville”) is a state bank, which was acquired in 1997. Simmons/Russellville’s primary market area is Russellville, Arkansas.  At December 31, 2008, Simmons/Russellville had total assets of $202 million, total loans of $121 million and total deposits of $146 million.

Simmons First Bank of Searcy (“Simmons/Searcy”) is a state bank, which was acquired in 1997.  Simmons/Searcy’s primary market area is Searcy, Arkansas.  At December 31, 2008, Simmons/Searcy had total assets of $152 million, total loans of $104 million and total deposits of $120 million.

Simmons First Bank of El Dorado, N.A. (“Simmons/El Dorado”) is a national bank, which was acquired in 1999.  Simmons/El Dorado’s primary market area is South Central Arkansas.  At December 31, 2008, Simmons/El Dorado had total assets of $258 million, total loans of $132 million and total deposits of $219 million.

Simmons First Bank of Hot Springs (“Simmons/Hot Springs”) is a state bank, which was acquired in 2004.  Simmons/Hot Springs’ primary market area is Hot Springs, Arkansas.  At December 31, 2008, Simmons/Hot Springs had total assets of $166 million, total loans of $82 million and total deposits of $117 million.

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

Growth Strategy

The Company's growth strategy has been to primarily focus on the state of Arkansas.  In 2008, the Company completed a four-year de novo branch expansion plan with the opening of a new regional headquarters for Simmons/Northwest, along with an additional financial center in Little Rock.  The Company added its first financial centers in the Arkansas markets of North Little Rock, Beebe and Paragould during 2007.  New locations were also opened in Little Rock and El Dorado during 2006.  In 2005 the Company added three branch locations in the Little Rock/Conway metropolitan area, one in the Fayetteville/Springdale/Rogers metropolitan area and one in the Fort Smith metropolitan area.  While new financial centers can be dilutive to earnings in the short-term, the Company believes they will reward shareholders in the intermediate and long-term.  As completion of its desired footprint within the state of Arkansas nears, the Company continues to evaluate opportunities to expand into contiguous states.  More specifically, the Company is interested in expansion by opening new financial centers or by acquisitions of financial centers in growth or strategic markets, preferably with assets totaling $200 million or more.

With an expanded presence in Arkansas, ongoing investments in technology and enhanced products and services, the Company is in position to meet the demands of customers in the markets it serves.

Competition

There is significant competition among commercial banks in the Company’s market areas.  In addition, the Company also competes with other providers of financial services, such as savings and loan associations, credit unions, finance companies, securities firms, insurance companies, full service brokerage firms and discount brokerage firms.  Some of the Company’s competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by the Company.  The Company generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, the rates of interest paid for funds, and the availability and pricing of trust and brokerage services.

Employees

As of February 4, 2009, the Company and its subsidiaries had approximately 1,111 full time equivalent employees.  None of the employees is represented by any union or similar groups, and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups.  The Company considers its relationship with its employees to be good.

Executive Officers of the Company

The following is a list of all executive officers of the Company.  The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

J. Thomas May	62	Chairman and Chief Executive Officer	22
David L. Bartlett	57	President and Chief Operating Officer	12
Robert A. Fehlman	44	Executive Vice President and Chief Financial Officer	20
Marty D. Casteel	57	Executive Vice President	20
Robert C. Dill	65	Executive Vice President, Marketing	42
David W. Garner	39	Senior Vice President and Controller	11
Tommie K. Jones	61	Senior Vice President and Human Resources Director	34
L. Ann Gill	61	Senior Vice President/Manager, Audit	43
Kevin J. Archer	45	Senior Vice President/Credit Policy and Risk Assessment	13
John L. Rush	74	Secretary	41

Board of Directors of the Company

The following is a list of the Board of Directors of the Company as of December 31, 2008, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

William E. Clark, II	President and Chief Executive Officer
Clark Contractors LLC

Steven A. Cossé	Executive Vice President and General Counsel
Murphy Oil Corporation

Edward Drilling	President
AT&T Arkansas

George A. Makris, Jr.	President
M.K. Distributors, Inc.

J. Thomas May	Chairman and Chief Executive Officer
Simmons First National Corporation

W. Scott McGeorge	President
Pine Bluff Sand and Gravel Company

Stanley E. Reed	Farmer

Harry L. Ryburn	Orthodontist (retired)

Robert L. Shoptaw	Chairman of the Board
Arkansas Blue Cross and Blue Shield

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

Legislation enacted in 1994 allows bank holding companies (including financial holding companies) from any state to acquire banks located in any state without regard to state law, provided that the holding company (1) is adequately capitalized, (2) is adequately managed, (3) would not control more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in such state, and (4) such bank has been in existence at least five years if so required by the applicable state law.

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

Federal law substantially restricts transactions between banks and their affiliates.  As a result, the Company's subsidiary banks are limited in making extensions of credit to the Company, investing in the stock or other securities of the Company and engaging in other financial transactions with the Company.  Those transactions that are permitted must generally be undertaken on terms at least as favorable to the bank as those prevailing in comparable transactions with independent third parties.

Potential Enforcement Action for Bank Holding Companies and Banks

Enforcement proceedings seeking civil or criminal sanctions may be instituted against any bank, any financial or bank holding company, any director, officer, employee or agent of the bank or holding company, which is believed by the federal banking agencies to be violating any administrative pronouncement or engaged in unsafe and unsound practices.  In addition, the FDIC may terminate the insurance of accounts, upon determination that the insured institution has engaged in certain wrongful conduct or is in an unsound condition to continue operations.

Risk-Weighted Capital Requirements for the Company and the Banks

Since 1993, banking organizations (including financial holding companies, bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital.  A well-capitalized institution is one that has at least a 10% "total risk-based capital" ratio.  For a tabular summary of the Company’s risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital" and Note 18, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

A banking organization's qualifying total capital consists of two components: Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital is an amount equal to the sum of common shareholders' equity, hybrid capital instruments (instruments with characteristics of debt and equity) in an amount up to 25% of Tier 1 Capital, certain preferred stock and the minority interest in the equity accounts of consolidated subsidiaries.  For bank holding companies and financial holding companies, goodwill (net of any deferred tax liability associated with that goodwill) may not be included in Tier 1 Capital.  Identifiable intangible assets may be included in Tier 1 Capital for banking organizations, in accordance with certain further requirements.  At least 50% of the banking organization's total regulatory capital must consist of Tier 1 Capital.

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

Under the risk-based capital guidelines, balance sheet assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four-risk weight categories (0%, 20%, 50%, or 100%), according to the nature of the asset, its collateral or the identity of the obligor or guarantor.  The aggregate amount in each risk category is adjusted by the risk weight assigned to that category to determine weighted values, which are then added to determine the total risk-weighted assets for the banking organization.  For example, an asset, such as a commercial loan, assigned to a 100% risk category, is included in risk-weighted assets at its nominal face value, but a loan secured by a one-to-four family residence is included at only 50% of its nominal face value.  The applicable ratios reflect capital, as so determined, divided by risk-weighted assets, as so determined.

Federal Deposit Insurance Corporation Improvement Act

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), enacted in 1991, requires the FDIC to increase assessment rates for insured banks and authorizes one or more "special assessments," as necessary for the repayment of funds borrowed by the FDIC or any other necessary purpose.  As directed in FDICIA, the FDIC has adopted a transitional risk-based assessment system, under which the assessment rate for insured banks will vary according to the level of risk incurred in the bank's activities.  The risk category and risk-based assessment for a bank is determined from its classification, pursuant to the regulation, as well capitalized, adequately capitalized or undercapitalized.

FDICIA substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and other federal banking statutes, requiring federal banking agencies to establish capital measures and classifications.  Pursuant to the regulations issued under FDICIA, a depository institution will be deemed to be well capitalized if it significantly exceeds the minimum level required for each relevant capital measure; adequately capitalized if it meets each such measure; undercapitalized if it fails to meet any such measure; significantly undercapitalized if it is significantly below any such measure; and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. The federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements in order to minimize losses to the FDIC.  The FDIC and OCC advised the Company that the subsidiary banks have been classified as well capitalized under these regulations.

The federal banking agencies are required by FDICIA to prescribe standards for banks and bank holding companies (including financial holding companies) relating to operations and management, asset quality, earnings, stock valuation and compensation.  A bank or bank holding company that fails to comply with such standards will be required to submit a plan designed to achieve compliance.  If no plan is submitted or the plan is not implemented, the bank or holding company would become subject to additional regulatory action or enforcement proceedings.

A variety of other provisions included in FDICIA may affect the operations of the Company and the subsidiary banks, including new reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President) as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009, and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is an annualized 10 basis points paid quarterly on amounts in covered accounts exceeding $250,000.  On December 5, 2008, the Company elected to participate in both guarantee programs.  On February 10, 2009, the FDIC extended the date for issuing debt under the TLG Program from June 30 to October 31, 2009.

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

ITEM 1A.     RISK FACTORS

Risks Related to the Company’s Business

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

Since December 2007, the United States has been in a recession.  Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.  The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions.  Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions.  Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral.  The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.  In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates (the State of Arkansas) and in the United States as a whole.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide.  The business environment in Arkansas has been less adverse than in the United States generally but continues to deteriorate.  It is expected that the business environment in the State of Arkansas, the United States and worldwide will continue to deteriorate for the foreseeable future.  There can be no assurance that these conditions will improve in the near term.  Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

The Company is Subject to Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities.  These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the State of Arkansas and the United States.  Increases in interest rates and/or continuing weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.  The Company is also subject to various laws and regulations that affect its lending activities.  Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

The Company’s Allowance for Possible Loan Losses May Be Insufficient

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses.  In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses.  Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Profitability Depends Significantly on Economic Conditions in the State of Arkansas

The Company’s success depends primarily on the general economic conditions of the State of Arkansas and the specific local markets in which the Company operates.  Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers across Arkansas through its 84 financial centers in the state.  The economic condition of Arkansas has a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.  Although economic conditions in the State of Arkansas have experienced less decline than in the United States generally, these conditions are declining and are expected to continue to decline.  A significant decline in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company Operates in a Highly Competitive Industry

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional, and community banks within the various markets where the Company operates.  The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

●	The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.
●	The ability to expand the Company’s market position.
●	The scope, relevance and pricing of products and services offered to meet customer needs and demands.
●	The rate at which the Company introduces new products and services relative to its competitors.
●	Customer satisfaction with the Company’s level of service.
●	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is Subject to Extensive Government Regulation and Supervision

The Company is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders.  These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways.  Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The Company’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

New Lines of Business or New Products and Services May Subject the Company to Additional Risks

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business.  There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed.  In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources.  Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business and/ or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company Relies on Dividends from Its Subsidiaries for Most of Its Revenue

The Company is a separate and distinct legal entity from its subsidiaries.  It receives substantially all of its revenue from dividends from its subsidiaries.  These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt.  Various federal and/or state laws and regulations limit the amount of dividends that the subsidiaries may pay to the Company.  In the event the subsidiaries are unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock.  The inability to receive dividends from its subsidiaries could have a material adverse effect on the Company’s business, financial condition and results of operations.

Potential Acquisitions May Disrupt the Company’s Business and Dilute Stockholder Value

The Company seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

●	Potential exposure to unknown or contingent liabilities of the target company.
●	Exposure to potential asset quality issues of the target company.
●	Difficulty and expense of integrating the operations and personnel of the target company.
●	Potential disruption to the Company’s business.
●	Potential diversion of the Company’s management’s time and attention.
●	The possible loss of key employees and customers of the target company.
●	Difficulty in estimating the value of the target company.
●	Potential changes in banking or tax laws or regulations that may affect the target company.

The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

The Company May Not Be Able to Attract and Retain Skilled People

The Company’s success depends, in large part, on its ability to attract and retain key people.  Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them.  The unexpected loss of services of key personnel of the Company could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Company’s Information Systems May Experience an Interruption or Breach in Security

The Company relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems.  While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations.  Many of the Company’s competitors have substantially greater resources to invest in technological improvements.  The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company is Subject to Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities.  Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services.  Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact the Company’s Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business.  Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses.  Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated with the Company’s Common Stock

The Company’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	Changes in securities analysts’ estimates of financial performance.
●	Volatility of stock market prices and volumes.
●	Rumors or erroneous information.
●	Changes in market valuations of similar companies.
●	Changes in interest rates.
●	New developments in the banking industry.
●	Variations in quarterly or annual operating results.
●	New litigation or changes in existing litigation.
●	Regulatory actions.
●	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The Trading Volume in the Company’s Common Stock is Less Than That of Other Larger Financial Services Companies

Although the Company’s common stock is listed for trading on the Nasdaq Global Select Market, the trading volume in its common stock is less than that of other, larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control.  Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

An Investment in the Company’s Common Stock is Not an Insured Deposit

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity.  Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

The Company’s Articles of Incorporation and By-Laws As Well As Certain Banking Laws May Have an Anti-Takeover Effect

Provisions of the Company’s articles of incorporation and by-laws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders.  The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

Risks Associated with the Company’s Industry

The Earnings of Financial Services Companies Are Significantly Affected by General Business and Economic Conditions

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad.  These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control.  The continuing deterioration in economic conditions in the United States and abroad could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

Financial Services Companies Depend on the Accuracy and Completeness of Information about Customers and Counterparties

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information.  The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information.  Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Consumers May Decide Not to Use Banks to Complete their Financial Transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods.  For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are currently no unresolved Commission staff comments.

ITEM 2.      PROPERTIES

The principal offices of the Company and the Bank consist of an eleven-story office building and adjacent office space located in the central business district of the city of Pine Bluff, Arkansas.  Additionally, the Company has corporate offices located in Little Rock, Arkansas.

The Company and its subsidiaries own or lease additional offices throughout the state of Arkansas.  The Company and its eight banks conduct financial operations from 88 offices, of which 84 are financial centers, in 47 communities throughout Arkansas.

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

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans.  The Company was later added as a party defendant.  The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company and the banks have filed Motions to Dismiss.  The plaintiffs were granted additional time to discover any evidence for litigation and have submitted such findings.  At the hearing on the Motions for Summary Judgment, the Court dismissed Simmons First National Bank due to lack of venue.  Venue has been changed to Jefferson County for the Company and Simmons First Bank of South Arkansas.  Non-binding mediation failed on June 24, 2008.  Jury trial is set for the week of June 22, 2009.  At this time, no basis for any material liability has been identified.  The Company and the bank continue to vigorously defend the claims asserted in the suit.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on The Nasdaq Stock Market® in the Global Select Market System under the symbol “SFNC.”  The following table sets forth, for all the periods indicated, cash dividends declared and the high and low closing bid prices for the Company’s Common Stock.

			Quarterly
	Price Per		Dividends
	Common Share		Per Common
	High	Low	Share

2008
1st quarter	$29.73	$24.41	$0.19
2nd quarter	32.95	27.97	0.19
3rd quarter	36.00	26.47	0.19
4th quarter	33.55	23.68	0.19

2007
1st quarter	$32.19	$25.33	$0.18
2nd quarter	30.49	25.75	0.18
3rd quarter	29.00	22.33	0.18
4th quarter	29.48	23.81	0.19

As of February 4, 2009, there were 1,376 shareholders of record of the Company’s Common Stock.

The Company's policy is to declare regular quarterly dividends based upon the Company's earnings, financial position, capital requirements and such other factors deemed relevant by the Board of Directors.  This dividend policy is subject to change, however, and the payment of dividends by the Company is necessarily dependent upon the availability of earnings and the Company's financial condition in the future.  The payment of dividends on the Common Stock is also subject to regulatory capital requirements.  The Company has received approval from The Department of the Treasury (the “Treasury”) to participate in the Troubled Asset Relief Program Capital Purchase Program (the “CPP”).  If the Company participates in the CPP by issuing Preferred Stock to the Treasury, dividend increases may be restricted and will require the Treasury’s consent for three years.  For further discussion on the CPP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Market Developments.”

The Company's principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks.  Under applicable banking laws, the declaration of dividends by the Bank and Simmons/El Dorado in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency.  Further, as to Simmons/Jonesboro, Simmons/Northwest, Simmons/South, Simmons/Hot Springs, Simmons/Russellville and Simmons/Searcy, regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2008, approximately $14.3 million was available for the payment of dividends by the subsidiary banks without regulatory approval.  For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk – Liquidity and Market Risk Management," and Note 18, Stockholders’ Equity, of Notes to Consolidated Financial Statements.

Stock Repurchase

The Company made no purchases of its common stock during the three months ended December 31, 2008.

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

Effective July 1, 2008, the Company made a strategic decision to temporarily suspend stock repurchases.  This decision was made to preserve capital at the parent company due to the lack of liquidity in the credit markets and the uncertainties in the overall economy.  If the Company participates in the CPP by issuing Preferred Stock to the Treasury, stock repurchases may be restricted and will require the Treasury’s consent for three years.  For further discussion on the CPP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Market Developments.”

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Bank Stock Index and the S&P 500 Stock Index.  The graph assumes an investment of $100 on December 31, 2003 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Simmons First National Corporation	100.00	107.31	105.09	121.93	105.75	120.66
NASDAQ Bank Index	100.00	110.99	106.18	117.87	91.85	69.88
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53

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

We caution the reader not to place undue reliance on the forward-looking statements contained in this Report in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors.  These factors include, but are not limited to, changes in the Company’s operating or expansion strategy, availability of and costs associated with obtaining adequate and timely sources of liquidity, the ability to maintain credit quality, possible adverse rulings, judgments, settlements and other outcomes of pending litigation, the ability of the Company to collect amounts due under loan agreements, changes in consumer preferences, effectiveness of the Company’s interest rate risk management strategies, laws and regulations affecting financial institutions in general or relating to taxes, the effect of pending or future legislation, the ability of the Company to repurchase its Common Stock on favorable terms and other risk factors.  Other relevant risk factors may be detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31 (1)
(In thousands, except per share data)	2008	2007	2006	2005	2004

Income statement data:
Net interest income	$94,017	$92,116	$88,804	$90,257	$85,636
Provision for loan losses	8,646	4,181	3,762	7,526	8,027
Net interest income after provision
for loan losses	85,371	87,935	85,042	82,731	77,609
Non-interest income	49,326	46,003	43,947	42,318	40,705
Non-interest expense	96,360	94,197	89,068	85,584	82,385
Provision for income taxes	11,427	12,381	12,440	12,503	11,483
Net income	26,910	27,360	27,481	26,962	24,446

Per share data:
Basic earnings	1.93	1.95	1.93	1.88	1.68
Diluted earnings	1.91	1.92	1.90	1.84	1.65
Diluted core earnings (non-GAAP) (2)	1.73	1.97	1.90	1.84	1.68
Book value	20.69	19.57	18.24	17.04	16.29
Dividends	0.76	0.73	0.68	0.61	0.57

Balance sheet data at period end:
Assets	2,923,109	2,692,447	2,651,413	2,523,768	2,413,944
Loans	1,933,074	1,850,454	1,783,495	1,718,107	1,571,376
Allowance for loan losses	25,841	25,303	25,385	26,923	26,508
Deposits	2,336,333	2,182,857	2,175,531	2,059,958	1,959,195
Long-term debt	158,671	82,285	83,311	87,020	94,663
Stockholders’ equity	288,792	272,406	259,016	244,085	238,222

Capital ratios at period end:
Stockholders’ equity to
total assets	9.88%	10.12%	9.75%	9.67%	9.87%
Leverage (3)	9.15%	9.06%	8.83%	8.62%	8.46%
Tier 1	13.24%	12.43%	12.38%	12.26%	12.72%
Total risk-based	14.50%	13.69%	13.64%	13.54%	14.00%

Selected ratios:
Return on average assets	0.94%	1.03%	1.07%	1.08%	1.03%
Return on average equity	9.54%	10.26%	10.93%	11.24%	10.64%
Return on average tangible equity (non-GAAP) (4)	12.54%	13.78%	15.03%	15.79%	14.94%
Net interest margin (5)	3.75%	3.96%	3.96%	4.13%	4.08%
Allowance/nonperforming loans	165.12%	226.10%	234.05%	319.48%	220.84%
Allowance for loan losses as a
percentage of period-end loans	1.34%	1.37%	1.42%	1.57%	1.69%
Nonperforming loans as a percentage
of period-end loans	0.81%	0.60%	0.56%	0.49%	0.76%
Net charge-offs as a percentage
of average total assets	0.28%	0.16%	0.15%	0.28%	0.34%
Dividend payout	39.79%	38.02%	35.79%	33.15%	38.80%

(1) The selected consolidated financial data set forth above should be read in conjunction with the financial statements of the Company and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.

(2) Diluted core earnings (net income excluding nonrecurring items) is a non-GAAP measure. The following nonrecurring items were excluded in the calculation of diluted core earnings per share (non-GAAP). In 2008, the Company recorded a $0.13 increase in EPS from the cash proceeds on a mandatory Visa stock redemption and a $0.05 increase in EPS from the reversal of Visa, Inc.’s litigation expense recorded in 2007. In 2007, the Company recorded a $0.05 reduction in EPS from litigation expense associated with the recognition of certain contingent liabilities related to Visa, Inc.’s litigation. In 2004, the Company recorded a $0.03 reduction in EPS from the write-off of deferred debt issuance cost associated with the redemption of trust preferred securities.

(3) Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investments.
(4) Tangible calculations are non-GAAP measures that eliminate the effect of goodwill and acquisition related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable.

(5) Fully taxable equivalent (assuming an income tax rate of 37.5%).

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury (the “Treasury”) will purchase equity stakes in a wide variety of banks and thrifts.  Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock.  Under the CPP, eligible healthy financial institutions, such as the Company, will be able to sell senior preferred shares (the "Preferred Shares") on standardized terms to the Treasury in amounts equal to between 1% and 3% of an institution’s risk-weighted assets.  The CPP is completely voluntary, and, although the Company anticipates being profitable in the current year, has adequate sources of liquidity, and is well-capitalized under regulatory guidelines, participation in the CPP would allow the Company to raise additional low cost capital to ensure that, during these uncertain times, it is well-positioned to support existing operations as well as anticipated future growth.

On October 29, 2008, the Treasury gave the Company approval to participate in the CPP.  On January 6, 2009, the Treasury amended its approval to allow the Company to participate in the CPP at a level up to $59.7 million.  Because the Company’s Restated Articles of Incorporation do not authorize preferred stock, as required for participation in the CPP, the Company is holding a Special Meeting of Shareholders on February 27, 2009, to amend the Restated Articles of Incorporation to authorize the issuance of Preferred Shares in order to participate in the CPP.

Even if the proposed amendment to the Restated Articles of Incorporation is adopted, the Company has not yet determined whether it will participate in the CPP or, if it does participate, how many Preferred Shares will be sold.  If the Company participates in the CPP by issuing Preferred Stock, the Treasury will also receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  The Company would also be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President) as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009, and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is an annualized 10 basis points paid quarterly on amounts in covered accounts exceeding $250,000.  On December 5, 2008, the Company elected to participate in both guarantee programs.  On February 10, 2009, the FDIC extended the date for issuing debt under the TLG Program from June 30 to October 31, 2009.

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

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding (a) the determination of the adequacy of the allowance for loan losses, (b) the valuation of goodwill and the useful lives applied to intangible assets, (c) the valuation of employee benefit plans and (d) income taxes.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is maintained at a level considered adequate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of period end.  This estimate is based on management's evaluation of the loan portfolio as well as on prevailing and anticipated economic conditions and historical losses by loan category.  General reserves have been established based upon the aforementioned factors and allocated to the individual loan categories.  Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.  The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of the Company’s ongoing risk management system.

A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan.  This includes loans that are delinquent 90 days or more, nonaccrual loans and certain other loans identified by management.  Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan losses.  Specific allocations are applied when quantifiable factors are present requiring a greater allocation than that established by the Company based on its analysis of historical losses for each loan category.  Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days unless management is aware of circumstances which warrant continuing the interest accrual.  Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

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

Employee Benefit Plans

The Company has adopted various stock-based compensation plans.  The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and bonus stock awards.  Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awarding of bonus shares granted to directors, officers and other key employees.

In accordance with FASB Statement No. 123, Share-Based Payment (Revised 2004) (“SFAS No. 123R”), the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 10, Employee Benefit Plans, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Income Taxes

The Company is subject to the federal income tax laws of the United States and the tax laws of the states and other jurisdictions where it conducts business.  Due to the complexity of these laws, taxpayers and the taxing authorities may subject these laws to different interpretations.  Management must make conclusions and estimates about the application of these innately intricate laws, related regulations and case law.  When preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws.  Taxing authorities have the ability to challenge management’s analysis of the tax law or any reinterpretation management makes in its ongoing assessment of facts and the developing case law.  Management assesses the reasonableness of its effective tax rate quarterly based on its current estimate of net income and the applicable taxes expected for the full year.  On a quarterly basis, management also reviews circumstances and developments in tax law affecting the reasonableness of deferred tax assets and liabilities and reserves for contingent tax liabilities.

2008 Overview

Simmons First National Corporation recorded net income of $26.9 million for the year ended December 31, 2008, a 1.7% decrease from net income of $27.4 million in 2007.  Net income in 2006 was $27.5 million.  Diluted earnings per share decreased $0.01, or 0.5%, to $1.91 in 2008 compared to $1.92 in 2007.  Diluted earnings per share in 2006 were $1.90.  The Company’s return on average assets and return on average stockholders’ equity for the year ended December 31, 2008, were 0.94% and 9.54%, compared to 1.03% and 10.26%, respectively, for the year ended 2007.

During the first quarter of 2008, the Company recorded a nonrecurring $0.05 increase in diluted earnings per share related to the reversal of a $1.2 million pre-tax contingent liability established during the fourth quarter of 2007.  That contingent liability represented the Company’s pro-rata portion of Visa, Inc.’s, and its related subsidiary Visa U.S.A.’s (collectively “Visa”) litigation liabilities, which was satisfied in conjunction with Visa’s initial public offering (“IPO”).  Also as a result of Visa’s IPO, the Company received cash proceeds from the mandatory partial redemption of its equity interest in Visa, resulting in a nonrecurring $3.0 million pre-tax gain in the first quarter 2008, or $0.13 per diluted common share.  Finally, associated with its membership in Visa, the Company received 110,308 class B shares of Visa.  The class B shares have a restricted holding period, and the Company will not recognize any gain until such time the shares are redeemed for cash or otherwise disposed of.

At December 31, 2008, the Company’s loan portfolio totaled $1.933 billion, which is an $82.6 million, or 4.5%, increase from the same period last year.  This increase is due primarily to a $35.3 million, or 46.3%, increase in student loans and a $69.5 million, or 7.5%, increase in commercial and residential real estate loans.  Loan growth was somewhat mitigated by a $36.0 million, or 13.8%, decline in development and construction loans due to permanent financing of completed projects and to the downturn in the construction industry.

Although the general state of the national economy remains volatile, and despite the challenges in the Northwest Arkansas region, the Company continues to maintain relatively good asset quality.  In fact, we continue to sustain good asset quality in all other regions of Arkansas.  The allowance for loan losses as a percent of total loans was 1.34% at December 31, 2008.  Non-performing loans equaled 0.81% of total loans, up 21 basis points from 2007.  Non-performing assets were 0.64% of total assets, up 13 basis points from 2007.  The allowance for loan losses was 165% of non-performing loans.  The Company’s annualized net charge-offs for 2008 were 0.50% of total loans.  Excluding credit cards, annualized net charge-offs for 2008 were 0.36% of total loans.  Annualized net credit card charge-offs for the 2008 were 1.78%, more than 400 basis points below the most recently published credit card charge-off industry average.  The Company does not own any securities backed by subprime mortgage assets and has no mortgage loan products that target subprime borrowers.

Total assets for the Company at December 31, 2008, were $2.923 billion, an increase of $231 million, or 8.6%, over the period ended December 31, 2007.  Stockholders’ equity as of December 31, 2008 was $288.8 million, an increase of $16.4 million, or approximately 6.0%, from December 31, 2007.

Simmons First National Corporation is an Arkansas based, Arkansas committed financial holding company with $2.9 billion in assets and eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas.  The Company’s eight banks conduct financial operations from 88 offices, of which 84 are financial centers, in 47 communities.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2006 at 7.25% and increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 8.25%.  During 2007, the prime interest rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 7.25%.  During 2008, the prime interest rate decreased 200 basis points in the first quarter, 25 basis points in the second quarter and another 175 basis points in the fourth quarter to end the year at 3.25%.  The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began 2006 at 4.25%.  During 2006, the Federal Funds rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 5.25%.  During 2007, the Federal Funds rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 4.25%.  During 2008, the Federal Funds rate decreased 200 basis points in the first quarter, 25 basis points in the second quarter and another 175-200 basis points in the fourth quarter to end the year at 0.00%-0.25%.

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

For the year ended December 31, 2008, net interest income on a fully taxable equivalent basis was $98.1 million, an increase of $2.5 million, or 2.6%, from the same period in 2007.  The increase in net interest income was the result of a $14.3 million decrease in interest expense offset by an $11.8 million decrease in interest income.  As a result, the net interest margin was 3.75% for the year ended December 31, 2008, a decrease of 21 basis points from 2007.

The $14.3 million decrease in interest expense for 2008 is primarily the result of a 92 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, partially offset by a $175.5 million increase in average interest bearing liabilities.  The growth in average interest bearing liabilities was primarily due to the Company’s initiatives to enhance liquidity during 2008 through (1) the introduction of a new high yield investment deposit account and (2) securing additional long-term FHLB advances.  The lower interest rates accounted for a $16.2 million decrease in interest expense. The most significant component of this decrease was the $9.7 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 92 basis points from 4.66% to 3.74%.  Lower rates on federal funds purchased and other debt resulted in an additional $4.8 million decrease in interest expense, with the average rate paid on debt decreasing by 184 basis points from 5.23% to 3.39%.  The higher level of average interest bearing liabilities resulted in a $1.9 million increase in interest expense.  More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $120.3 million from internal deposit growth and $55.2 million in federal funds purchased and other debt.

The $11.8 million decrease in interest income for 2008 is primarily the result of a 101 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, offset by a $205.3 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for a $22.5 million decrease in interest income.  The most significant component of this decrease was the $20.9 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 111 basis points from 7.79% to 6.68%.  The growth in average interest earning assets resulted in a $10.7 million improvement in interest income.  The growth in average loans accounted for $5.2 million of this increase, while the growth in investment securities resulted in $3.8 million of the increase.

The Company’s net interest margin decreased 21 basis points to 3.75% for the year ended December 31, 2008, when compared to 3.96% for the same period in 2007.  This decrease in the net interest margin was primarily due to significant repricing of earning assets due to declining interest rates throughout 2008, along with the Company’s concentrated effort to grow core deposits.  Based on its current interest rate risk pricing model, and considering the most recent rate reductions, the Company anticipates additional margin compression during 2009.

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

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2008, 2007 and 2006, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2008 versus 2007 and 2007 versus 2006.

Table 1:    Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2008	2007	2006

Interest income	$156,141	$168,536	$153,362
FTE adjustment	4,060	3,463	3,185

Interest income - FTE	160,201	171,999	156,547
Interest expense	62,124	76,420	64,558

Net interest income - FTE	$98,077	$95,579	$91,989

Yield on earning assets - FTE	6.12%	7.13%	6.74%

Cost of interest bearing liabilities	2.77%	3.69%	3.24%

Net interest spread - FTE	3.35%	3.44%	3.50%

Net interest margin - FTE	3.75%	3.96%	3.96%

Table 2:    Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2008 vs. 2007	2007 vs. 2006

Increase due to change in earning assets	$10,688	$6,959
(Decrease) increase due to change in earning asset yields	(22,486)	8,496
Increase (decrease) due to change in interest rates paid on
interest bearing liabilities	16,216	(8,639)
Decrease due to change in interest bearing liabilities	(1,920)	(3,226)

Increase in net interest income	$2,498	$3,590

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2008.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:    Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2008			2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS

Earning Assets
Interest bearing balances
due from banks	$83,547	$1,415	1.69	$22,957	$1,161	5.06	$22,746	$1,072	4.71
Federal funds sold	34,577	748	2.16	26,798	1,418	5.29	20,223	1,057	5.23
Investment securities - taxable	437,612	21,057	4.81	395,388	18,362	4.64	410,445	15,705	3.83
Investment securities - non-taxable	157,793	10,173	6.45	131,369	8,454	6.44	117,931	7,573	6.42
Mortgage loans held for sale	6,909	411	5.95	7,971	505	6.34	7,666	476	6.21
Assets held in trading accounts	5,711	73	1.28	4,958	100	2.02	4,590	71	1.55
Loans	1,891,357	126,324	6.68	1,822,777	141,999	7.79	1,740,477	130,593	7.50
Total interest earning assets	2,617,506	160,201	6.12	2,412,218	171,999	7.13	2,324,078	156,547	6.74
Non-earning assets	250,675			254,656			251,261

Total assets	$2,868,181			$2,666,874			$2,575,339

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings deposits	$959,567	$14,924	1.56	$736,160	$13,089	1.78	$737,328	$11,658	1.58
Time deposits	1,021,427	38,226	3.74	1,124,557	52,385	4.66	1,052,705	42,592	4.05
Total interest bearing deposits	1,980,994	53,150	2.68	1,860,717	65,474	3.52	1,790,033	54,250	3.03

Federal funds purchased and
securities sold under agreement
to repurchase	113,964	2,110	1.85	113,167	5,371	4.75	100,280	4,615	4.60
Other borrowed funds
Short-term debt	4,333	111	2.56	14,757	804	5.45	21,065	1,227	5.82
Long-term debt	146,218	6,753	4.62	81,408	4,771	5.86	82,525	4,466	5.41
Total interest bearing liabilities	2,245,509	62,124	2.77	2,070,049	76,420	3.69	1,993,903	64,558	3.24

Non-interest bearing liabilities
Non-interest bearing deposits	317,772			307,041			308,804
Other liabilities	22,714			23,156			21,114
Total liabilities	2,585,995			2,400,246			2,323,821
Stockholders’ equity	282,186			266,628			251,518
Total liabilities and
stockholders’ equity	$2,868,181			$2,666,874			$2,575,339
Net interest spread			3.35			3.44			3.50
Net interest margin		$98,077	3.75		$95,579	3.96		$91,989	3.96

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 2008 and 2007, as compared to prior years.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:    Volume/Rate Analysis

	Years Ended December 31
	2008 over 2007			2007 over 2006
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$1,436	$(1,182)	$254	$10	$79	$89
Federal funds sold	332	(1,002)	(670)	348	13	361
Investment securities - taxable	2,094	571	2,665	(594)	3,252	2,658
Investment securities - non-taxable	1,704	15	1,719	865	17	882
Mortgage loans held for sale	(64)	(30)	(94)	19	10	29
Assets held in trading accounts	2	1	3	6	24	30
Loans	5,184	(20,859)	(15,675)	6,305	5,101	11,406

Total	10,688	(22,486)	(11,798)	6,959	8,496	15,455

Interest expense
Interest bearing transaction and
savings deposits	3,620	(1,785)	1,835	(18)	1,450	1,432
Time deposits	(4,504)	(9,655)	(14,159)	3,044	6,750	9,794
Federal funds purchased
and securities sold under
agreements to repurchase	38	(3,299)	(3,261)	608	148	756
Other borrowed funds
Short-term debt	(396)	(297)	(693)	(347)	(75)	(422)
Long-term debt	3,162	(1,180)	1,982	(61)	366	305

Total	1,920	(16,216)	(14,296)	3,226	8,639	11,865
Increase (decrease) in
net interest income	$8,768	$(6,270)	$2,498	$3,733	$(143)	$3,590

Provision for Loan Losses

The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings in order to maintain the allowance for loan losses at a level considered adequate in relation to the estimated risk inherent in the loan portfolio.  The level of provision to the allowance is based on management's judgment, with consideration given to the composition, maturity and other qualitative characteristics of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, and, after considering the factors previously noted, to determine the level of provision made to the allowance.

The provision for loan losses for 2008, 2007 and 2006, was $8.6 million, $4.2 million and $3.8 million, respectively.  At various times throughout 2008, the Company recorded special provisions for loan losses totaling approximately $2.4 million for possible loan losses related to the Northwest Arkansas region.  During 2007, the Company sustained a low rate of net credit card charge-offs of 1.14%, allowing the provision to remain at a level similar to that of 2006.  However, the provision increased somewhat due to an increase in non-performing assets and in net loan charge-offs, particularly in the Northwest Arkansas region.  See the Allowance for Loan Losses section for additional analysis of the provision for loan losses.

Non-Interest Income

Total non-interest income was $49.3 million in 2008, compared to $46.0 million in 2007 and $43.9 million in 2006. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the years ended December 31, 2008, 2007 and 2006, respectively, as well as changes in 2008 from 2007 and in 2007 from 2006.

Table 5:    Non-Interest Income

	Years Ended December 31			2008 Change from		2007 Change from
(In thousands)	2008	2007	2006	2007		2006

Trust income	$6,230	$6,218	$5,612	$12	0.19%	$606	10.80%
Service charges on deposit accounts	15,145	14,794	15,795	351	2.37	(1,001)	-6.34
Other service charges and fees	2,681	3,016	2,561	(335)	-11.11	455	17.77
Income on sale of mortgage loans,
net of commissions	2,606	2,766	2,849	(160)	-5.78	(83)	-2.91
Income on investment banking,
net of commissions	1,025	623	341	402	64.53	282	82.70
Credit card fees	13,579	12,217	10,742	1,362	11.15	1,475	13.73
Premiums on sale of student loans	1,134	2,341	2,071	(1,207)	-51.56	270	13.04
Bank owned life insurance income	1,547	1,493	1,523	54	3.62	(30)	-1.97
Gain on mandatory partial
redemption of Visa shares	2,973	--	--	2,973	--	--	--
Other income	2,406	2,535	2,453	(129)	-5.09	82	3.34
Total non-interest income	$49,326	$46,003	$43,947	$3,323	7.22%	$2,056	4.68%

Recurring fee income for 2008 was $37.6 million, an increase of $1.4 million, or 3.8%, when compared with the 2007 amounts.  Service charges on deposit accounts increased by $351,000, principally due improvement in our fee structure, along with core deposit growth.  Other service charges and fees decreased by $335,000, primarily due to a decrease in commission revenue from a third party official check vendor as a result of a contract expiration and the change in business related to Check 21.  Credit card fees increased $1.4 million, primarily due to a higher volume of credit and debit card transactions, with the credit card volume increase a direct result of the addition of new credit card accounts in 2007 and 2008.

Recurring fee income for 2007 was $36.2 million, an increase of $1.5 million, or 4.4%, when compared with the 2006 amounts.  Trust income increased by $606,000, mainly due to the addition of new customer accounts.  Service charges on deposit accounts decreased by $1.0 million, principally due to reduced income on insufficient funds (“NSF”) charges.  The decrease in NSF income is primarily due to the increase in consumer use of debit cards and internet banking, and the associated decrease in paper transactions.  Other service charges and fees increased by $455,000, primarily due to an increase in ATM income, driven by an increase in PIN-based debit card volume and an improvement in the fee structure.  Credit card fees increased $1.5 million, primarily due to a higher volume of credit and debit card transactions.

During the year ended December 31, 2008, income on investment banking increased $402,000, or 64.5% from the year ended 2007.  This improvement was due to additional sales volume driven by the interest rate environment, called securities and customer liquidity.  During 2007, income on investment banking increased $282,000, or 82.7% from 2006, due to additional sales volume driven by the yield curve and customers’ expectation of future interest rate decreases.

Premiums on sale of student loans decreased by $1.2 million, or 51.6%, in 2008 over 2007.  The decrease was primarily due to a reduction in sales of student loans during 2008.  The student loan industry is going through major challenges related to secondary market liquidity.  The current liquidity of the secondary market has effectively disappeared; therefore, the Company is currently unable to sell student loans at a premium.  For the immediate future, it is the Company’s intention, and we have the liquidity, to continue to fund new loans and hold those loans that normally would be sold into the secondary market through the 2008-2009 school year.  In July 2008, the United States Department of Education announced a one-year program to create temporary stability and liquidity in the student loan market.  During the third quarter of 2009, the Company expects to sell into the government program all student loans originated and fully funded during the 2008-2009 school year.  Under the terms of the government program, the loans will be sold at par plus reimbursement of the 1% lender fee and a premium of $75 per loan.  The Company expects to increase the student loan portfolio by approximately $50 million during the carrying period; however, we have the option of creating liquidity by selling participation loans into the government program.

Premiums on sale of student loans increased by $270,000, or 13.0%, in 2007 over 2006.  The increase was primarily due to accelerating the sale of student loans during 2007.  Generally, as student loans reach payout status, the Company sells those loans into the secondary market.  Because of changes in the industry relative to loan consolidations and in order to protect the premium on these loans, the Company made the decision to sell student loans prior to the payout period.  This resulted in recognition of premium in 2007 on loans that normally would have been sold in 2008.

For 2009, the Company anticipates the entire premium on sale of student loans, currently estimated at $1.6 million, to be recorded in the third quarter of 2009, when the loans are sold.  We will continue to evaluate the profitability and viability of this strategic business unit going forward.

During the first quarter of 2008, the Company recognized a nonrecurring $3.0 million gain from the cash proceeds received on the mandatory partial redemption of the Company’s equity interest in Visa, which was the result of Visa’s IPO completed in March, 2008.

There were no gains or losses on sale of securities during 2008 or 2007.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses and other expenses necessary for the operation of the Company.  Management remains committed to controlling the level of non-interest expense through the continued use of expense control measures that have been installed.  The Company utilizes an extensive profit planning and reporting system involving all affiliates.  Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets.  These profit plans are subject to extensive initial reviews and monitored by management on a monthly basis.  Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met.  Management also regularly monitors staffing levels at each affiliate to ensure productivity and overhead are in line with existing workload requirements.

Non-interest expense for 2008 was $96.4 million, an increase of $2.2 million or 2.3%, from 2007.  The increase in non-interest expense during 2008 compared to 2007 is primarily attributed to normal on-going operating expenses and the incremental expenses of approximately $1.6 million associated with the operation of new financial centers opened during 2008.

Also included in non-interest expense for 2008 is a $1.2 million nonrecurring item related to the reversal of the Company’s portion of Visa’s contingent litigation liabilities.  The Company established the liability and recorded a $1.2 million nonrecurring expense item during the fourth quarter of 2007.  This liability represented the Company’s share of legal judgments and settlements related to Visa’s litigation, which was satisfied by the $3 billion escrow account funded by the proceeds from Visa’s IPO, which was completed during the quarter ended March 31, 2008. When normalized for the Visa litigation expense, its reversal and the additional expenses from the expansion, non-interest expense for 2008 increased by 3.2% over 2007.

FDIC deposit insurance expense increased by $465,000 in 2008, or 142%, over 2007.  During 2007, the FDIC issued credits based on historical deposit levels to be used in offsetting deposit insurance assessments; the Company received approximately $1.8 million of these credits.  The majority of the credits were exhausted during the third quarter of 2008.  As these credits are used, FDIC insurance expense increases.  Based on the recent FDIC insurance assessment projections, we estimate the Company’s annual deposit insurance expense to increase by approximately $1.8 million in 2009 over 2008.

Credit card expense for 2008 increased $576,000, or 14.1%, over 2007, primarily due to increased card usage, interchange fees and other related expense resulting from initiatives the Company has taken to grow its credit card portfolio.  See Loan Portfolio section for additional information.

Other non-interest expense for 2008 includes an increase of $289,000 for compensation expense.  Recognition of the expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods is required by EITF 06-4, which became effective January 1, 2008.  See Note 16, New Accounting Standards, of the Notes to Consolidated Financial Statements.

Non-interest expense for 2007 was $94.2 million, an increase of $5.1 million or 5.8%, from 2006.  The increase in non-interest expense during 2007 compared to 2006 is primarily attributed to normal on-going operating expenses and the incremental expenses of approximately $634,000 associated with the operation of new financial centers opened during 2007.  Also, during 2007, the Company recorded a nonrecurring expense of $1.2 million related to indemnification obligations with Visa’s litigation, as previously discussed.  When normalized for both the Visa litigation expense and the additional expenses from the expansion, non-interest expense for 2007 increased by 3.7% over 2006.

Credit card expense for 2007 increased $860,000, or 26.6%, over 2006, primarily due to the increased volume in credit card applications, card creation, interchange and other related expense resulting from initiatives the Company has taken to stabilize its credit card portfolio.  See Loan Portfolio section for additional information.

Other non-interest expense for 2007 increased $832,000, or 7.8%, compared to 2006.  The most significant component of the increase was an increase of $442,000 of student loan origination fees paid by the Company in 2007.  The Federal Student Loan Program began a three-year phase out program of origination fees on its loans late in 2006.  Most of the national market began waiving and absorbing the fees themselves during the phase-out period; therefore, as a leader in the Arkansas student loan market, the Company decided to do the same in order to prevent putting itself at a competitive disadvantage.  Proper accounting for these fees requires them to be amortized over the period in which the Company holds the loans.  The Company expensed $558,000 of student loan origination fees during 2007, compared to $116,000 in 2007, an increase of 381%.  Expense from the student loan origination fees in 2008 approximated 2007 levels.

Core deposit premium amortization expense recorded for the years ended December 31, 2008, 2007 and 2006, was $807,000, $817,000 and $830,000, respectively.  The Company’s estimated amortization expense for each of the following five years is:  2009 – $802,000; 2010 – $699,000; 2011 – $451,000; 2012 – $321,000; and 2013 – $268,000.  The estimated amortization expense decreases as core deposit premiums fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2008, 2007 and 2006, respectively, as well as changes in 2008 from 2007 and in 2007 from 2006.

Table 6:    Non-Interest Expense

	Years Ended December 31			2008 Change from		2007 Change from
(In thousands)	2008	2007	2006	2007		2006
Salaries and employee benefits	$57,050	$54,865	$53,442	$2,185	3.98%	$1,423	2.66%
Occupancy expense, net	7,383	6,674	6,385	709	10.62	289	4.53
Furniture and equipment expense	5,967	5,865	5,718	102	1.74	147	2.57
Loss on foreclosed assets	239	212	136	27	12.74	76	55.88
Deposit insurance	793	328	270	465	141.77	58	21.48
Other operating expenses
Professional services	2,824	2,780	2,490	44	1.62	290	11.61
Postage	2,256	2,309	2,278	(53)	-2.30	31	1.36
Telephone	1,868	1,820	1,961	48	2.64	(141)	-7.19
Credit card expense	4,671	4,095	3,235	576	14.07	860	26.58
Operating supplies	1,588	1,669	1,611	(81)	-4.85	58	3.60
Amortization of core deposits	807	817	830	(10)	-1.22	(13)	-1.57
Visa litigation liability expense	(1,220)	1,220	--	(2,440)	--	1,220	--
Other expense	12,134	11,543	10,712	591	5.11	831	7.77
Total non-interest expense	$96,360	$94,197	$89,068	$2,163	2.30%	$5,129	5.76%

Income Taxes

The provision for income taxes for 2008 was $11.4 million, compared to $12.4 million in 2007 and $12.4 million in 2006.  The effective income tax rates for the years ended 2008, 2007 and 2006 were 29.8%, 31.2% and 31.2%, respectively.

Loan Portfolio

The Company's loan portfolio averaged $1.891 billion during 2008 and $1.823 billion during 2007.  As of December 31, 2008, total loans were $1.933 billion, compared to $1.850 billion on December 31, 2007.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $419.3 million at December 31, 2008, or 21.7% of total loans, compared to $379.9 million, or 20.5% of total loans at December 31, 2007.  The $39.4 million consumer loan increase from 2007 to 2008 is primarily due to the increase in the loans held in the student loan portfolio resulting from the current lack of a secondary market.

The student loan portfolio balance at December 31, 2008 was $111.6 million, an increase of $35.3 million, or 46.3%, from December 31, 2007.  The Company expects a significant increase in student loan balances until the third quarter of 2009 due to the departure of competitors from the market, the Company’s decision to hold loans normally sold in the secondary market and other issues and challenges facing the student loan industry.   See Non-Interest Income section for additional information.

Historically, as student loans reached payout status, the Company would sell these loans into the secondary market.  Because of changes in the industry relative to loan consolidations in 2006 and 2007 and in order to protect the premium, the Company made the decision to sell some student loans prior to the payout period in 2006 and continued the practice throughout 2007.  These early sales created a decline in the portfolio balance of student loans at December 31, 2007 and 2006.

The credit card portfolio balance at December 31, 2008, increased by $3.5 million, or 2.2%, when compared to the same period in 2007.  This follows a $22.7 million, or 15.8% growth during the previous year.  The growth in outstanding credit card balances is primarily the result of an increase in net new accounts.  Management believes the increase in outstanding balances and the addition of new accounts are the result of the introduction of several initiatives over the past two years to make the Company’s credit card products more competitive, while maintaining extremely high underwriting standards.  The Company added approximately 15,000 net new accounts in 2007.  Although the account growth is slowing, the positive trend has continued with the addition of over 5,000 net new accounts in 2008.

Real estate loans consist of construction loans, single family residential loans and commercial loans.  Real estate loans were $1.219 billion at December 31, 2008, or 63.1% of total loans, compared to $1.186 billion, or 64.1% of total loans at December 31, 2007, an increase of $33.5 million.  Commercial real estate loans increased $42.7 million during 2008 and single-family residential loans increased by $26.9 million, primarily due to the permanent financing of completed projects previously included in the construction loan category.  Construction and development loans represent only 11.6% of the total loan portfolio.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $284.2 million at December 31, 2008, or 14.7% of total loans, compared to the $274.0 million, or 14.8% of total loans at December 31, 2007.  This $10.2 million increase in commercial loans is primarily due to a $14.8 million increase in agricultural loans, partially offset by a $4.0 million decrease in loans to financial institutions.

The amounts of loans outstanding at the indicated dates are reflected in table 7, according to type of loan.

Table 7:    Loan Portfolio

	Years Ended December 31
(In thousands)	2008	2007	2006	2005	2004

Consumer
Credit cards	$169,615	$166,044	$143,359	$143,058	$155,326
Student loans	111,584	76,277	84,831	89,818	83,283
Other consumer	138,145	137,624	142,596	138,051	128,552
Real Estate
Construction	224,924	260,924	277,411	238,898	169,001
Single family residential	409,540	382,676	364,450	340,839	318,488
Other commercial	584,843	542,184	512,404	479,684	481,728
Commercial
Commercial	192,496	193,091	178,028	184,920	158,613
Agricultural	88,233	73,470	62,293	68,761	62,340
Financial institutions	3,471	7,440	4,766	20,499	1,079
Other	10,223	10,724	13,357	13,579	12,966

Total loans	$1,933,074	$1,850,454	$1,783,495	$1,718,107	$1,571,376

Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2008.

Table 8:    Maturity and Interest Rate Sensitivity of Loans

		Over 1 year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$344,100	$74,597	$647	$419,344
Real estate	781,849	403,591	33,867	1,219,307
Commercial	227,676	55,517	1,007	284,200
Other	7,644	2,179	400	10,223

Total	$1,361,269	$535,884	$35,921	$1,933,074

Predetermined rate	$762,131	$470,971	$35,777	$1,268,879
Floating rate	599,138	64,913	144	664,195

Total	$1,361,269	$535,884	$35,921	$1,933,074

Asset Quality

A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contracted terms of the loans.  Impaired loans include non-performing loans (loans past due 90 days or more and nonaccrual loans) and certain other loans identified by management that are still performing.

Non-performing loans are comprised of (a) nonaccrual loans, (b) loans that are contractually past due 90 days and (c) other loans for which terms have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  The subsidiary banks recognize income principally on the accrual basis of accounting.  When loans are classified as nonaccrual, generally, the accrued interest is charged off and no further interest is accrued.  Loans, excluding credit card loans, are placed on a nonaccrual basis either (1) when there are serious doubts regarding the collectability of principal or interest or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection.  If a loan is determined by management to be uncollectable, the portion of the loan determined to be uncollectable is then charged to the allowance for loan losses.

Credit card loans are classified as impaired when payment of interest or principal is 90 days past due.  Litigation accounts are placed on nonaccrual until such time as deemed uncollectable.  Credit card loans are generally charged off when payment of interest or principal exceeds 180 days past due but are turned over to the credit card recovery department to be pursued until such time as they are determined, on a case-by-case basis, to be uncollectable.

Table 9 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.

Table 9:    Non-performing Assets

	Years Ended December 31
(In thousands)	2008	2007	2006	2005	2004

Nonaccrual loans	$14,358	$9,909	$8,958	$7,296	$10,918
Loans past due 90 days or more
(principal or interest payments)	1,292	1,282	1,097	1,131	1,085
Total non-performing loans	15,650	11,191	10,055	8,427	12,003

Other non-performing assets
Foreclosed assets held for sale	2,995	2,629	1,940	1,540	1,839
Other non-performing assets	12	17	52	16	83
Total other non-performing assets	3,007	2,646	1,992	1,556	1,922

Total non-performing assets	$18,657	$13,837	$12,047	$9,983	$13,925

Allowance for loan losses to
non-performing loans	165.12%	226.10%	252.46%	319.48%	220.84%
Non-performing loans to total loans	0.81%	0.60%	0.56%	0.49%	0.76%
Non-performing assets to total assets	0.64%	0.51%	0.45%	0.40%	0.58%

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2008, 2007 and 2006.

At December 31, 2008, impaired loans were $17.2 million compared to $12.5 million in 2007.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

Allowance for Loan Losses

Overview

The Company maintains an allowance for loan losses.  This allowance is created through charges to income and maintained at a sufficient level to absorb expected losses in the Company’s loan portfolio.  The allowance for loan losses is determined monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) reviews or evaluations of the loan portfolio and allowance for loan losses, (3) trends in volume, maturity and composition, (4) off balance sheet credit risk, (5) volume and trends in delinquencies and non-accruals, (6) lending policies and procedures including those for loan losses, collections and recoveries, (7) national, state and local economic trends and conditions, (8) concentrations of credit that might affect loss experience across one or more components of the loan portfolio, (9) the experience, ability and depth of lending management and staff and (10) other factors and trends that will affect specific loans and categories of loans.

As the Company evaluates the allowance for loan losses, it is categorized as follows: (1) specific allocations, (2) allocations for classified assets with no specific allocation, (3) general allocations for each major loan category and (4) unallocated portion.

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

General Allocations

The Company establishes general allocations for each major loan category.  This section also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.  The allocations in this section are based on an analysis of historical losses for each loan category.  The Company gives consideration to trends, changes in loan mix, delinquencies, prior losses and other related information.

Unallocated Portion

Allowance allocations other than specific, classified and general for the Company are included in unallocated.  While allocations are made for loans based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio.  Factors to consider include national and state economic conditions such as increases in unemployment, the recent real estate lending crisis, the downturn in the stock market and the unknown impact of the Economic Stimulus package.

Reserve for Unfunded Commitments

Historically, the Company had included reserves for unfunded commitments in the allowance for loan losses.  On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.  This reserve is maintained at a level sufficient to absorb losses arising from unfunded loan commitments.  The adequacy of the reserve for unfunded commitments is determined monthly based on methodology similar to the Company’s methodology for determining the allowance for loan losses.  Net adjustments to the reserve for unfunded commitments are included in other non-interest expense.

An analysis of the allowance for loan losses for the last five years is shown in table 10.

Table 10:    Allowance for Loan Losses

(In thousands)	2008	2007	2006	2005	2004

Balance, beginning of year	$25,303	$25,385	$26,923	$26,508	$25,347

Loans charged off
Credit card	3,760	2,663	2,454	4,950	4,589
Other consumer	2,105	1,538	1,242	1,240	2,144
Real estate	2,987	1,916	1,868	1,048	1,263
Commercial	1,394	715	1,317	3,688	2,409
Total loans charged off	10,246	6,832	6,881	10,926	10,405

Recoveries of loans previously charged off
Credit card	883	1,024	1,040	832	720
Other consumer	519	483	629	636	683
Real estate	207	648	901	251	277
Commercial	529	414	536	2,096	751
Total recoveries	2,138	2,569	3,106	3,815	2,431
Net loans charged off	8,108	4,263	3,775	7,111	7,974
Allowance for loan losses of
acquired institutions	--	--	--	--	1,108
Reclass to reserve for unfunded commitments (1)	--	--	(1,525)	--	--
Provision for loan losses	8,646	4,181	3,762	7,526	8,027

Balance, end of year	$25,841	$25,303	$25,385	$26,923	$26,508

Net charge-offs to average loans	0.43%	0.23%	0.22%	0.43%	0.52%
Allowance for loan losses to period-end loans	1.34%	1.37%	1.42%	1.57%	1.69%
Allowance for loan losses to net charge-offs	318.71%	593.55%	672.45%	378.6%	332.4%

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

Allocated Allowance for Loan Losses

The Company utilizes a consistent methodology in the calculation and application of its allowance for loan losses.  Because there are portions of the portfolio that have not matured to the degree necessary to obtain reliable loss statistics from which to calculate estimated losses, the unallocated portion of the allowance is an integral component of the total allowance.  Although unassigned to a particular credit relationship or product segment, this portion of the allowance is vital to safeguard against the uncertainty and imprecision inherent when estimating credit losses, especially when trying to determine the impact the current and unprecedented economic crisis will have on the existing loan portfolios.

Several factors in the national economy, including the increase of unemployment rates, the continuing credit crisis, the mortgage crisis, the uncertainty in the residential housing market and other loan sectors which may be exhibiting weaknesses and the unknown impact of the Economic Stimulus package further justify the need for unallocated reserves.

The Company’s allocation of the allowance for loans losses at December 31, 2008 remained relatively consistent with the allocation at December 31, 2007, with the exception of the allocation to real estate loans, which increased by approximately $1.5 million.  The unallocated portion of the allowance decreased approximately $689,000 during the year ended December 31, 2008.  This decrease in the unallocated portion of the allowance is primarily related to increases in general and specific allocations for loans secured by assets located in the Northwest Arkansas region, which is also reflected by the increase in the allocation to real estate loans.  In late 2006 the economy in Northwest Arkansas, particularly in the residential real estate market, started showing signs of deterioration, which caused concerns over the full recoverability of this portion of the Company’s loan portfolio.  Management began assessing the impact of these economic conditions on this portion of the loan portfolio; however, the economic downturn had not yet negatively impacted specific credit relationships by December 31, 2006.  Therefore, given this uncertainty, management deemed it necessary to provide a higher level of unallocated allowance.  As the Company continued to monitor the Northwest Arkansas economy, beginning in the third quarter of 2007, specific credit relationships deteriorated to a level requiring increased general and specific reserves.  The identification of these specific credit relationships and the increase in general and specific allocations allowed management to reduce the unallocated portion of the allowance related to the Company’s Northwest Arkansas region at December 31, 2007, and again at December 31, 2008.

The remaining unallocated allowance for loan losses is based on the Company’s concerns over the uncertainty of the national economy and the economy in Arkansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  The Company is also cautious regarding the continued softening of the real estate market in Arkansas, specifically in the Northwest Arkansas region.  Although Arkansas’s unemployment rate is lagging behind the national average, it has continued to rise.  Management actively monitors the status of these industries and economic factors as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.  Based on its analysis of loans and external uncertainties, the Company believes the allowance for loan losses is adequate for the year ended December 31, 2008.

The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 11.

Table 11:    Allocation of Allowance for Loan Losses

	December 31
	2008		2007		2006		2005		2004
	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
(In thousands)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,957	8.8%	$3,841	9.0%	$3,702	8.0%	$3,887	8.3%	$4,217	9.9%
Other consumer	1,325	12.9%	1,501	11.5%	1,402	12.8%	1,158	13.3%	1,097	13.5%
Real estate	11,695	63.1%	10,157	64.1%	9,835	64.7%	9,870	61.7%	9,357	61.7%
Commercial	2,255	14.7%	2,528	14.8%	2,856	13.7%	5,857	15.9%	4,820	14.1%
Other	209	0.5%	187	0.6%	--	0.8%	--	0.8%	--	0.8%
Unallocated	6,400		7,089		7,590		6,151		7,017

Total	$25,841	100.0%	$25,303	100.0%	$25,385	100.0%	$26,923	100.0%	$26,508	100.0%

(1) Percentage of loans in each category to total loans

Investment Securities

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

The Company's philosophy regarding investments is conservative based on investment type and maturity.  Investments in the portfolio primarily include U.S. Treasury securities, U.S. Government agencies, mortgage-backed securities and municipal securities.  The Company's general policy is not to invest in derivative type investments or high-risk securities, except for collateralized mortgage-backed securities for which collection of principal and interest is not subordinated to significant superior rights held by others.

Held-to-maturity and available-for-sale investment securities were $187.3 million and $458.8 million, respectively, at December 31, 2008, compared to the held-to-maturity amount of $190.3 million and available-for-sale amount of $340.6 million at December 31, 2007.

As of December 31, 2008, $18.0 million, or 9.6%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, none of which will mature in less than five years.  In the available-for-sale securities, $357.3 million, or 77.9%, were in U.S. Treasury and U.S. government agency securities, 12.2% of which will mature in less than five years.

In order to reduce the Company's income tax burden, an additional $168.3 million, or 89.8%, of the held-to-maturity securities portfolio, as of December 31, 2008, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale securities, $637,000, or 0.14%, were invested in tax-exempt obligations of state and political subdivisions.  Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis.  There are no securities of any one state or political subdivision issuer exceeding ten percent of the Company's stockholders' equity at December 31, 2008.

As of December 31, 2008, $85.5 million, or 18.6%, of the available-for-sale securities were invested in a money market mutual fund (the “AIM Fund), included in other securities.  The AIM Fund is invested entirely in U.S. Treasury securities and obligations of U.S. government agencies, or repurchase agreements secured by such obligations.  The AIM Fund has no stated maturity date.  Investment amounts in the Fund are adjusted by the Company as needed, without penalty.

The Company has approximately $109,000, or 0.06%, in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2008.  In the available-for-sale securities, $2.9 million, or 0.6% were invested in mortgaged-backed securities.

As of December 31, 2008, the held-to-maturity investment portfolio had gross unrealized gains of $1.895 million and gross unrealized losses of $1.876 million.

The Company had no gross realized gains or losses during the years ended December 31, 2008, 2007 and 2006, resulting from the sales and/or calls of securities.

Trading securities, which include any security held primarily for near-term sale, are carried at fair value.  Gains and losses on trading securities are included in other income.  The Company's trading account is established and maintained for the benefit of investment banking.  The trading account is typically used to provide inventory for resale and is not used to take advantage of short-term price movements.  As of December 31, 2008, $4.9 million, or 84.3%, of the trading securities were invested in the AIM Fund.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

During the third quarter of 2008, the Company determined that its investment in FNMA common stock, held in the AFS-Other securities category, had become other-than-temporarily impaired.  As a result of this impairment the security was written down by $75,000.  The Company had accumulated this stock over several years in the form of stock dividends from FNMA.  The remaining balance of this investment is approximately $5,000.  The Company has no investment in FNMA or FHLMC preferred stock.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2008, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2008, management believes the impairments detailed in the table above are temporary.

Table 12 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 12:    Investment Securities

	Years Ended December 31
	2008				2007
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$--	$--	$--	$--	$1,500	$14	$--	$1,514
U.S. Government
agencies	18,000	629	--	18,629	37,000	722	(19)	37,703
Mortgage-backed
securities	109	2	--	111	129	2	--	131
State and political
subdivisions	168,262	1,264	(1,876)	167,650	149,262	1,089	(354)	149,997
Other securities	930	--	--	930	2,393	--	--	2,393

Total	$187,301	$1,895	$(1,876)	$187,320	$190,284	$1,827	$(373)	$191,738

Available-for-Sale
U.S. Treasury	$5,976	$113	$--	$6,089	$5,498	$26	$--	$5,524
U.S. Government
agencies	346,585	5,444	(868)	351,161	317,998	3,090	(299)	320,789
Mortgage-backed
securities	2,909	37	(67)	2,879	2,923	--	(165)	2,758
State and political
subdivisions	635	2	--	637	855	3	--	858
Other securities	97,625	448	(6)	98,067	10,608	109	--	10,717

Total	$453,730	$6,044	$(941)	$458,833	$337,882	$3,228	$(464)	$340,646

Table 13 reflects the amortized cost and estimated fair value of securities at December 31, 2008, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 37.5% tax rate) of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13:    Maturity Distribution of Investment Securities

	December 31, 2008
		Over 1 year	Over 5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value

Held-to-Maturity
U.S. Government
agencies	$--	$--	$18,000	$--	$--	$18,000	$20,000	$18,629
Mortgage-backed
securities	--	--	70	39	--	109	108	108
State and political
subdivisions	9,993	53,078	64,284	40,907	--	168,262	168,415	167,653
Other securities	--	--	--	930	--	930	930	930

Total	$9,993	$53,078	$82,354	$41,876	$--	$187,301	$189,453	$187,320

Percentage of total	5.3%	28.3%	44.0%	22.4%	0.0%	100.0%

Weighted average yield	4.0%	4.0%	4.4%	4.3%	0.0%	4.3%

Available-for-Sale
U.S. Treasury	$1,989	$3,987	$--	$--	$--	$5,976	$6,000	$6,089
U.S. Government
agencies	6,255	31,300	309,030	--	--	346,585	346,747	351,161
Mortgage-backed
securities	--	1	2,113	795	--	2,909	2,950	2,879
State and political
subdivisions	460	175	--	--	--	635	635	637
Other securities	--	--	--	--	97,625	97,625	97,625	98,067

Total	$8,704	$35,463	$311,143	$795	$97,625	$453,730	$453,957	$458,833

Percentage of total	1.9%	7.8%	68.6%	0.2%	21.5%	100.0%

Weighted average yield	3.2%	2.6%	5.2%	5.3%	2.4%	4.3%

Deposits

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 84 financial centers.  The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2008, core deposits comprised 80.7% of the Company’s total deposits.

The Company continually monitors the funding requirements at each affiliate bank along with competitive interest rates in the markets it serves.  Because of the Company’s community banking philosophy, affiliate executives in the local markets establish the interest rates offered on both core and non-core deposits.  This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements.  The Company believes it is paying a competitive rate when compared with pricing in those markets.

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

The Company introduced a new high yield investment deposit account during the first quarter of 2008 as part of its strategy to enhance liquidity.  During 2008, the new account generated approximately $146 million in new core deposits.  Additionally, existing customers moved more volatile, expensive time deposits to the new high yield investment account.  The Company’s total deposits as of December 31, 2008 were $2.336 billion, an internal deposit growth of $153 million, or 7.0%, from $2.183 billion at December 31, 2007.

Total time deposits decreased approximately $136.9 million to $974.56 million at December 31, 2008, from $1.111 billion at December 31, 2007.  Non-interest bearing transaction accounts increased $24.9 million to $335.0 million at December 31, 2008, compared to $310.2 million at December 31, 2007.  Interest bearing transaction and savings accounts were $1.027 billion at December 31, 2008, a $265.6 million increase compared to $761.2 million on December 31, 2007.  The Company had $33 million and $39 million of brokered deposits at December 31, 2008 and 2007, respectively.

Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits for the three years ended December 31, 2008.

Table 14:    Average Deposit Balances and Rates

	December 31
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
(In thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Non-interest bearing transaction
accounts	$317,772	--	$307,041	--	$308,804	--
Interest bearing transaction and
savings deposits	959,567	1.56%	736,160	1.78%	737,328	1.58%
Time deposits
$100,000 or more	426,304	3.80%	441,854	4.81%	407,778	4.08%
Other time deposits	595,123	3.70%	682,703	3.55%	644,927	3.92%

Total	$2,298,766	2.31%	$2,167,758	3.02%	$2,098,837	2.59%

The Company's maturities of large denomination time deposits at December 31, 2008 and 2007 are presented in table 15.

Table 15:    Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit
	($100,000 or more)
	December 31
	2008		2007
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$144,982	34.6%	$188,388	41.7%
Over 3 months to 6 months	107,093	25.6%	101,297	22.4%
Over 6 months to 12 months	119,186	28.5%	120,924	26.7%
Over 12 months	47,133	11.3%	41,653	9.2%

Total	$418,394	100.00%	$452,262	100.00%

Short-Term Debt

Federal funds purchased and securities sold under agreements to repurchase were $115.4 million at December 31, 2008, as compared to $128.8 million at December 31, 2007.  Other short-term borrowings, consisting of U.S. TT&L Notes and short-term FHLB borrowings, were $1.1 million at December 31, 2008, as compared to $1.8 million at December 31, 2007.

The Company has historically funded its growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Long-Term Debt

The Company’s long-term debt was $158.7 million and $82.3 million at December 31, 2008 and 2007, respectively.   The outstanding balance for December 31, 2008 includes $127.8 million in FHLB long-term advances and $30.9 million of trust preferred securities.  The outstanding balance for December 31, 2007, includes $51.4 million in FHLB long-term advances and $30.9 million of trust preferred securities.

During the year ended December 31, 2008, the Company increased long-term debt by $76.4 million, or 92.8% from December 31, 2007.  This increase resulted from the strategic decision made by the Company to secure additional long-term funding from FHLB advances during 2008 in order to enhance the liquidity of the Company.

Aggregate annual maturities of long-term debt at December 31, 2008 are presented in table 16.

Table 16:    Maturities of Long-Term Debt

		Annual
(In thousands)	Year	Maturities

	2009	$7,350
	2010	28,331
	2011	41,052
	2012	5,604
	2013	10,938
	Thereafter	65,396

	Total	$158,671

Capital

Overview

At December 31, 2008, total capital reached $288.8 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2008, the Company’s equity to asset ratio was 9.88% compared to 10.12% at year-end 2007.

Capital Stock

At the Company’s annual shareholder meeting held on April 10, 2007, the shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares of Class A, $0.01 par value, Common Stock from 30,000,000 to 60,000,000.  Class A Common Stock is the Company’s only outstanding class of stock.  If the Company’s shareholders approve the proposed amendment to the Restated Articles of Incorporation to authorize the issuance of Preferred Shares and if the Company participates in the CPP by issuing Preferred Stock to the Treasury, then the Company will have Preferred Stock outstanding in 2009.  For further discussion on the CPP, see “Recent Market Developments” included elsewhere in this section.

Stock Repurchase

At the beginning of the calendar year 2007, the Company had a stock repurchase program which authorized the repurchase of up to 733,485 shares of common stock.  On November 28, 2007, the Company announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The new program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The shares are to be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending upon market conditions.  The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

During the year ended December 31, 2008, by June 30, the Company repurchased a total of 45,180 shares of stock with a weighted average repurchase price of $28.38 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 645,672 shares.

Effective July 1, 2008, the Company made a strategic decision to temporarily suspend stock repurchases.  This decision was made to preserve capital at the parent company due to the lack of liquidity in the credit markets and the uncertainties in the overall economy.  If the Company participates in the CPP by issuing Preferred Stock to the Treasury, stock repurchases may be restricted and will require the Treasury’s consent for three years.  For further discussion on the CPP, see “Recent Market Developments” included elsewhere in this section.

Cash Dividends

The Company declared cash dividends on its Common Stock of $0.76 per share for the twelve months ended December 31, 2008, compared to $0.73 per share for the twelve months ended December 31, 2007.  In recent years, the Company increased dividends no less than annually and presently plans to continue with this practice.  However, if the Company participates in the CPP by issuing Preferred Stock to the Treasury, dividend increases may be restricted and will require the Treasury’s consent for three years.  For further discussion on the CPP, see “Recent Market Developments” included elsewhere in this section.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and the share repurchase plan.  The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from the eight affiliate banks.  Payment of dividends by the eight affiliate banks is subject to various regulatory limitations.  Reference is made to Item 7A, Liquidity and Qualitative Disclosures About Market Risk, discussion for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2008, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at December 31, 2008 and 2007, are presented in table 17 below:

Table 17:    Risk-Based Capital

	December 31
(In thousands)	2008	2007

Tier 1 capital
Stockholders’ equity	$288,792	$272,406
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums (1)	(53,034)	(63,706)
Unrealized gain on available-
for-sale securities	(3,190)	(1,728)

Total Tier 1 capital	262,568	236,972

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	198	52
Qualifying allowance for loan losses	24,828	23,866

Total Tier 2 capital	25,026	23,918

Total risk-based capital	$287,594	$260,890

Risk weighted assets	$1,983,654	$1,906,321

Ratios at end of year
Leverage ratio	9.15%	9.06%
Tier 1 capital	13.24%	12.43%
Total risk-based capital	14.50%	13.69%
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

(1) For December 31, 2008, in accordance with an Interagency Final Rule, goodwill deducted from Tier 1 capital has been reduced by the amount of any deferred tax liability associated with that goodwill.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

The Company’s long-term debt at December 31, 2008, includes notes payable, FHLB long-term advances and trust preferred securities, all of which the Company is contractually obligated to repay in future periods.

Operating lease obligations entered into by the Company are generally associated with the operation of a few of the Company’s financial centers located throughout the state of Arkansas.  The financial obligation by the Company on these locations is considered immaterial due to the limited number of financial centers that operate under an agreement of this type.

Commitments to extend credit and letters of credit are legally binding, conditional agreements generally having fixed expiration or termination dates.  These commitments generally require customers to maintain certain credit standards and are established based on management’s credit assessment of the customer.  The commitments may expire without being drawn upon.  Therefore, the total commitment does not necessarily represent future funding requirements.

The funding requirements of the Company's most significant financial commitments, at December 31, 2008, are shown in table 18.

Table 18:            Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total

Long-term debt	$7,350	$69,383	$16,542	$65,396	$158,671
Credit card loan commitments	247,969	--	--	--	247,969
Other loan commitments	422,127	--	--	--	422,127
Letters of credit	10,186	--	--	--	10,186

Reconciliation of Non-GAAP Measures

The Company has $63.2 million and $64.0 million total goodwill and core deposit premiums for the periods ended December 31, 2008 and December 31, 2007, respectively.  Because of the Company’s high level of these two intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).  This non-GAAP calculation for the twelve months ended December 31, 2008, 2007, 2006, 2005 and 2004, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 19.

Table 19:    Return on Tangible Equity

(In thousands)	2008	2007	2006	2005	2004

Twelve months ended

Return on average stockholders equity: (A/C)	9.54%	10.26%	10.93%	11.24%	10.64%
Return on tangible equity (non-GAAP): (A+B)/(C-D)	12.54%	13.78%	15.03%	15.79%	14.94%

(A) Net income	$26,910	$27,360	$27,481	$26,962	$24,446
(B) Amortization of intangibles, net of taxes	504	511	519	522	494
(C) Average stockholders' equity	282,186	266,628	251,518	239,976	229,719
(D) Average goodwill and core deposits, net	63,600	64,409	65,233	65,913	62,836

The table below presents computations of core earnings (net income excluding nonrecurring items {Visa litigation expense and reversal, gain from the cash proceeds on mandatory Visa stock redemption and the write-off of deferred debt issuance costs}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

The Company believes the exclusion of these nonrecurring items in expressing earnings and certain other financial measures, including “core earnings,” provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. This non-GAAP financial measure is also used by management to assess the performance of the Company’s business because management does not consider these nonrecurring items to be relevant to ongoing financial performance.  Management and the Board of Directors utilize “core earnings” (non-GAAP) for the following purposes:

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

“Core earnings” and “diluted core earnings per share” (non-GAAP) have inherent limitations, are not required to be uniformly applied and are not audited.  To mitigate these limitations, the Company has procedures in place to identify and approve each item that qualifies as nonrecurring to ensure that the Company’s “core” results are properly reflected for period-to-period comparisons.  Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a Company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.  In particular, a measure of earnings that excludes nonrecurring items does not represent the amount that effectively accrues directly to stockholders (i.e., nonrecurring items are included in earnings and stockholders’ equity).

During the first quarter 2008, the Company recorded a nonrecurring $1.8 million after tax gain, or $0.13 per diluted earnings per share, from the cash proceeds on the mandatory partial redemption of its equity interest in Visa.  Also during the first quarter 2008, the Company recorded nonrecurring after tax earnings of $744,000, or $0.05 per diluted earnings per share, from the reversal of the Visa contingent liability established in the fourth quarter 2007.  During the fourth quarter 2007, the Company recorded a nonrecurring $744,000 after tax charge, or a $0.05 reduction in diluted earnings per share, to establish a contingent liability related to indemnification obligations with Visa U.S.A. litigation, which was reversed in 2008.  For further discussion related to the Visa U.S.A. litigation, see the analysis of “Non-Interest Expense” included elsewhere in this section.  On December 31, 2004, the Company recorded a nonrecurring $470,000 after tax charge, or a $0.03 reduction in diluted earnings per share, related to the write off of deferred debt issuance cost associated with the redemption of its 9.12% trust preferred securities.

See Table 20 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 20:    Reconciliation of Core Earnings (non-GAAP)

(In thousands, except share data)	2008	2007	2006	2005	2004

Twelve months ended

Net Income	$26,910	$27,360	$27,481	$26,962	$24,446
Nonrecurring items
Write off of deferred debt issuance cost	--	--	--	--	771
Mandatory stock redemption gain (Visa)	(2,973)	--	--	--	--
Litigation liability expense/reversal (Visa)	(1,220)	1,220	--	--	--
Tax effect (39%)	1,635	(476)	--	--	(301)
Net nonrecurring items	(2,558)	744	--	--	470
Core earnings (non-GAAP)	$24,352	$28,104	$27,481	$26,962	$24,916

Diluted earnings per share	$1.91	$1.92	$1.90	$1.84	$1.65
Nonrecurring items
Write off of deferred debt issuance cost	--	--	--	--	0.05
Mandatory stock redemption gain (Visa)	(0.21)	--	--	--	--
Litigation liability expense/reversal (Visa)	(0.09)	0.09	--	--	--
Tax effect (39%)	0.12	(0.04)	--	--	(0.02)
Net nonrecurring items	(0.18)	0.05	--	--	0.03
Diluted core earnings per share (non-GAAP)	$1.73	$1.97	$1.90	$1.84	$1.68

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 21.

Table 21:    Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2008
Net interest income	$22,792	$23,098	$24,347	$23,780	$94,017
Provision for loan losses	1,467	2,214	2,214	2,751	8,646
Non-interest income	14,992	11,720	11,288	11,326	49,326
Non-interest expense	23,130	24,209	24,441	24,580	96,360
Net income	8,816	5,994	6,474	5,626	26,910
Basic earnings per share	0.63	0.43	0.47	0.40	1.93
Diluted earnings per share	0.63	0.42	0.46	0.40	1.91

2007
Net interest income	$22,231	$22,793	$23,570	$23,522	$92,116
Provision for loan losses	751	831	850	1,749	4,181
Non-interest income	11,454	11,337	11,373	11,839	46,003
Non-interest expense	23,214	23,011	23,223	24,749	94,197
Net income	6,637	7,031	7,500	6,192	27,360
Basic earnings per share	0.47	0.50	0.53	0.45	1.95
Diluted earnings per share	0.46	0.49	0.53	0.44	1.92

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements.  At December 31, 2008, undivided profits of the Company's subsidiaries were approximately $156 million, of which approximately $14.3 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Banking Subsidiaries

Generally speaking, the Company's banking subsidiaries rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities.  Typical of most banking companies, significant financing activities include deposit gathering, use of short-term borrowing facilities (such as Federal funds purchased and repurchase agreements) and the issuance of long-term debt.  The banks' primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed.

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008.  The Company introduced a new high yield investment deposit account during the first quarter of 2008 as part of this strategy to enhance liquidity.  During 2008, the new account generated approximately $146 million in new core deposits.  In addition, the Company built liquidity in each of its banks by securing approximately $55 million in additional long-term funding from FHLB borrowings.  At December 31, 2008, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At December 31, 2008, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 21.0% of total assets, as compared to 17.4% at December 31, 2007.

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

Third, the Company’s affiliate banks have lines of credits available with the Federal Home Loan Bank.  While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs.  Approximately $436 million of these lines of credit are currently available, if needed.

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

The table below presents the Company’s interest rate sensitivity position at December 31, 2008.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 22:    Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total

Earning assets
Short-term investments	$56,071	$--	$--	$--	$--	$--	$--	$56,071
Assets held in trading
accounts	904	--	--	--	--	--	--	904
Investment securities	152,218	75,159	79,312	94,623	77,587	74,188	97,897	650,984
Mortgage loans held for sale	10,336	--	--	--	--	--	--	10,336
Loans	622,566	239,461	159,564	332,040	249,732	286,151	43,560	1,933,074
Total earning assets	842,095	314,620	238,876	426,663	327,319	360,339	141,457	2,651,369

Interest bearing liabilities
Interest bearing transaction
and savings deposits	696,307	--	--	--	66,103	198,310	66,104	1,026,824
Time deposits	128,404	182,053	244,106	289,105	104,820	26,013	10	974,511
Short-term debt	116,561	--	--	--	--	--	--	116,561
Long-term debt	602	11,339	1,542	4,231	38,727	62,214	40,016	158,671
Total interest bearing
liabilities	941,874	193,392	245,648	293,336	209,650	286,537	106,130	2,276,567

Interest rate sensitivity Gap	$(99,779)	$121,228	$(6,772)	$133,327	$117,669	$73,802	$35,327	$374,802
Cumulative interest rate
sensitivity Gap	$(99,779)	$21,449	$14,677	$148,004	$265,673	$339,475	$374,802
Cumulative rate sensitive assets
to rate sensitive liabilities	89.4%	101.9%	101.1%	108.8%	114.1%	115.6%	116.5%
Cumulative Gap as a % of
earning assets	-3.8%	0.8%	0.6%	5.6%	10.0%	12.8%	14.1%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

INDEX

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 45 hereof.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited Simmons First National Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenances of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Simmons First National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Simmons First National Corporation and our report dated February 23, 2009, expressed an unqualified opinion thereon.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation as of December 31, 2008, and 2007, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simmons First National Corporation as of December 31, 2008, and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simmons First National Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2009, expressed an  unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
February 23, 2009

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 and 2007

(In thousands, except share data)	2008	2007

ASSETS

Cash and non-interest bearing balances due from banks	$71,801	$82,630
Interest bearing balances due from banks	61,085	21,140
Federal funds sold	6,650	6,460
Cash and cash equivalents	139,536	110,230
Investment securities	646,134	530,930
Mortgage loans held for sale	10,336	11,097
Assets held in trading accounts	5,754	5,658
Loans	1,933,074	1,850,454
Allowance for loan losses	(25,841)	(25,303)
Net loans	1,907,233	1,825,151
Premises and equipment	78,904	75,473
Foreclosed assets held for sale, net	2,995	2,629
Interest receivable	20,930	21,345
Bank owned life insurance	39,617	38,039
Goodwill	60,605	60,605
Core deposit premiums	2,575	3,382
Other assets	8,490	7,908
TOTAL ASSETS	$2,923,109	$2,692,447

LIABILITIES

Non-interest bearing transaction accounts	$334,998	$310,181
Interest bearing transaction accounts and savings deposits	1,026,824	761,233
Time deposits	974,511	1,111,443
Total deposits	2,336,333	2,182,857
Federal funds purchased and securities sold
under agreements to repurchase	115,449	128,806
Short-term debt	1,112	1,777
Long-term debt	158,671	82,285
Accrued interest and other liabilities	22,752	24,316
Total liabilities	2,634,317	2,420,041

STOCKHOLDERS’ EQUITY

Capital stock
Class A, common, par value $0.01 a share,
60,000,000 shares authorized, 13,960,680 issued
and outstanding at 2008 and 13,918,368 at 2007	140	139
Surplus	40,807	41,019
Undivided profits	244,655	229,520
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale
securities, net of income taxes of $1,913 at 2008
and $1,037 at 2007	3,190	1,728
Total stockholders’ equity	288,792	272,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,923,109	$2,692,447

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(In thousands, except per share data)	2008	2007	2006

INTEREST INCOME
Loans	$126,079	$141,706	$130,248
Federal funds sold	748	1,418	1,057
Investment securities	27,415	23,646	20,438
Mortgage loans held for sale	411	505	476
Assets held in trading accounts	73	100	71
Interest bearing balances due from banks	1,415	1,161	1,072
TOTAL INTEREST INCOME	156,141	168,536	153,362

INTEREST EXPENSE
Deposits	53,150	65,474	54,250
Federal funds purchased and securities sold
under agreements to repurchase	2,110	5,371	4,615
Short-term debt	111	804	1,227
Long-term debt	6,753	4,771	4,466
TOTAL INTEREST EXPENSE	62,124	76,420	64,558

NET INTEREST INCOME	94,017	92,116	88,804
Provision for loan losses	8,646	4,181	3,762
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	85,371	87,935	85,042
NON-INTEREST INCOME
Trust income	6,230	6,218	5,612
Service charges on deposit accounts	15,145	14,794	15,795
Other service charges and fees	2,681	3,016	2,561
Income on sale of mortgage loans, net of commissions	2,606	2,766	2,849
Income on investment banking, net of commissions	1,025	623	341
Credit card fees	13,579	12,217	10,742
Premiums on sale of student loans	1,134	2,341	2,071
Bank owned life insurance income	1,547	1,493	1,523
Gain on mandatory partial redemption of Visa shares	2,973	--	--
Other income	2,406	2,535	2,453
TOTAL NON-INTEREST INCOME	49,326	46,003	43,947

NON-INTEREST EXPENSE
Salaries and employee benefits	57,050	54,865	53,442
Occupancy expense, net	7,383	6,674	6,385
Furniture and equipment expense	5,967	5,865	5,718
Loss on foreclosed assets	239	212	136
Deposit insurance	793	328	270
Other operating expenses	24,928	26,253	23,117
TOTAL NON-INTEREST EXPENSE	96,360	94,197	89,068
INCOME BEFORE INCOME TAXES	38,337	39,741	39,921
Provision for income taxes	11,427	12,381	12,440
NET INCOME	$26,910	$27,360	$27,481
BASIC EARNINGS PER SHARE	$1.93	$1.95	$1.93
DILUTED EARNINGS PER SHARE	$1.91	$1.92	$1.90

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(In thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,910	$27,360	$27,481
Items not requiring (providing) cash
Depreciation and amortization	5,729	5,510	5,501
Provision for loan losses	8,646	4,181	3,762
Gain on mandatory partial redemption of Visa shares	(2,973)	--	--
Net amortization of investment securities	194	116	188
Stock-based compensation expense	548	338	233
Deferred income taxes	739	865	2,221
Bank owned life insurance income	(1,547)	(1,493)	(1,523)
Changes in
Interest receivable	415	629	(3,220)
Mortgage loans held for sale	761	(4,006)	766
Assets held in trading accounts	(96)	(1,171)	143
Other assets	(960)	2,603	3,363
Accrued interest and other liabilities	(2,709)	508	3,596
Income taxes payable	(768)	538	(863)
Net cash provided by operating activities	34,889	35,978	41,648

CASH FLOWS FROM INVESTING ACTIVITIES
Net originations of loans	(96,447)	(75,161)	(72,137)
Purchases of premises and equipment, net	(8,353)	(12,240)	(9,238)
Proceeds from sale of foreclosed assets	5,353	3,250	1,049
Proceeds from mandatory partial redemption of Visa shares	2,973	--	--
Proceeds from sale of securities	--	--	2,161
Proceeds from maturities of available-for-sale securities	318,114	146,379	130,345
Purchases of available-for-sale securities	(434,952)	(136,033)	(106,088)
Proceeds from maturities of held-to-maturity securities	41,680	31,123	29,431
Purchases of held-to-maturity securities	(38,778)	(41,466)	(59,213)
Purchases of bank owned life insurance	(32)	(413)	(1,341)
Net cash used in investing activities	(210,442)	(84,561)	(85,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	153,476	7,326	115,573
Net change in short-term debt	(665)	(4,337)	(1,917)
Dividends paid	(10,601)	(10,234)	(9,666)
Proceeds from issuance of long-term debt	91,029	10,786	7,275
Repayment of long-term debt	(14,643)	(11,812)	(10,984)
Net change in Federal funds purchased and
securities sold under agreements to repurchase	(13,357)	23,770	(2,187)
Repurchase of common stock, net	(380)	(7,837)	(5,133)
Net cash provided by financing activities	204,859	7,662	92,961
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	29,306	(40,921)	49,578
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	110,230	151,151	101,573
CASH AND CASH EQUIVALENTS, END OF YEAR	$139,536	$110,230	$151,151

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (Loss)	Profits	Total
Balance, December 31, 2005	$143	$53,723	$(4,360)	$194,579	$244,085
Comprehensive income:
Net income	--	--	--	27,481	27,481
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $1,296	--	--	2,162	--	2,162
Comprehensive income:	29,643
Stock issued as bonus shares – 10,200 shares	--	275	--	--	275
Exercise of stock options – 106,880 shares	1	1,516	--	--	1,517
Stock granted under
stock-based compensation plans	--	88	--	--	88
Securities exchanged under stock option plan	--	(1,291)	--	--	(1,291)
Repurchase of common stock
– 203,100 shares	(2)	(5,633)	--	--	(5,635)
Cash dividends declared ($0.68 per share)	--	--	--	(9,666)	(9,666)
Balance, December 31, 2006	142	48,678	(2,198)	212,394	259,016
Comprehensive income:
Net income	--	--	--	27,360	27,360
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $1,037	--	--	3,926	--	3,926
Comprehensive income	31,286
Stock issued as bonus shares – 15,146 shares	--	419	--	--	419
Exercise of stock options – 33,720 shares	--	509	--	--	509
Stock granted under
stock-based compensation plans	--	178	--	--	178
Securities exchanged under stock option plan	--	(203)	--	--	(203)
Repurchase of common stock
– 320,726 shares	(3)	(8,562)	--	--	(8,565)
Cash dividends declared ($0.73 per share)	--	--	--	(10,234)	(10,234)
Balance, December 31, 2007	139	41,019	1,728	229,520	272,406
Cumulative effect of adoption of a new
accounting principle, January 1, 2008 (Note 16)	--	--	--	(1,174)	(1,174)
Comprehensive income:
Net income	--	--	--	26,910	26,910
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $877	--	--	1,462	--	1,462
Comprehensive income	28,372
Stock issued as bonus shares – 17,490 shares	--	530	--	--	530
Stock issued for employee stock
purchase plan – 5,359 shares	--	135	--	--	135
Exercise of stock options – 97,497 shares	1	1,207	--	--	1,208
Stock granted under
stock-based compensation plans	--	169	--	--	169
Securities exchanged under stock option plan	--	(973)	--	--	(973)
Repurchase of common stock
– 45,180 shares	--	(1,280)	--	--	(1,280)
Cash dividends declared ($0.76 per share)	--	--	--	(10,601)	(10,601)
Balance, December 31, 2008	$140	$40,807	$3,190	$244,655	$288,792

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Simmons First National Corporation (the “Company”) is primarily engaged in providing a full range of banking services to individual and corporate customers through its subsidiaries and their branch banks in Arkansas.  The Company is subject to competition from other financial institutions.  The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs.  Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments.  These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any loans charged off and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated life of the loan.  Generally, loans are placed on nonaccrual status at ninety days past due and interest is considered a loss unless the loan is well secured and in the process of collection.

Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.  Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers.  The Company records all derivatives on the balance sheet at fair value.  Historically, the Company’s policy has been not to invest in derivative type investments, but, in an effort to meet the financing needs of its customers, the Company has entered into one fair value hedge.  Fair value hedges include interest rate swap agreements on fixed rate loans.  For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument.  The fair value hedge is considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amount of the loan being hedged was $1.8 million at December 31, 2008 and $1.8 million at December 31, 2007.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is maintained at a level considered adequate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of period end.  This estimate is based on management's evaluation of the loan portfolio as well as on prevailing and anticipated economic conditions and historical losses by loan category.  General reserves have been established based upon the aforementioned factors and allocated to the individual loan categories.  Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.  The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of the Company’s ongoing risk management system.

A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan.  This includes loans that are delinquent 90 days or more, nonaccrual loans and certain other loans identified by management.  Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan losses.  Specific allocations are applied when quantifiable factors are present requiring a greater allocation than that established by the Company based on its analysis of historical losses for each loan category.  Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days unless management is aware of circumstances which warrant continuing the interest accrual.  Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation.  Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are capitalized and amortized by the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

Foreclosed Assets Held For Sale

Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets.  Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value.  Changes in the valuation allowance are charged or credited to other expense.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries and branches.  Financial Accounting Standards Board Statement No’s. 142 and 147 eliminated the amortization for these assets as of January 1, 2002.  While goodwill is not amortized, impairment testing of goodwill is performed annually, or more frequently if certain conditions occur.

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

Securities Sold Under Agreements to Repurchase

The Company sells securities under agreements to repurchase to meet customer needs for sweep accounts.  At the point funds deposited by customers become investable, those funds are used to purchase securities owned by the Company and held in its general account with the designation of Customers’ Securities.  A third party maintains control over the securities underlying overnight repurchase agreements.  The securities involved in these transactions are generally U.S. Treasury or Federal Agency issues.  Securities sold under agreements to repurchase generally mature on the banking day following that on which the investment was initially purchased and are treated as collateralized financing transactions which are recorded at the amounts at which the securities were sold plus accrued interest.  Interest rates and maturity dates of the securities involved vary and are not intended to be matched with funds from customers.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2008	2007	2006

Net Income	$26,910	$27,360	$27,481

Average common shares outstanding	13,945	14,044	14,226
Average common share stock options outstanding	163	197	248
Average diluted common shares	14,108	14,241	14,474

Basic earnings per share	$1.93	$1.95	$1.93
Diluted earnings per share	$1.91	$1.92	$1.90

Stock-Based Compensation

On January 1, 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (Revised 2004).  See Note 10, Employee Benefit Plans, for additional information.

SFAS No. 123R requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation.

NOTE 2:    INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2008				2007
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Treasury	$--	$--	$--	$--	$1,500	$14	$--	$1,514
U.S. Government
agencies	18,000	629	--	18,629	37,000	722	(19)	37,703
Mortgage-backed
securities	109	2	--	111	129	2	--	131
State and political
subdivisions	168,262	1,264	(1,876)	167,650	149,262	1,089	(354)	149,997
Other securities	930	--	--	930	2,393	--	--	2,393

Total	$187,301	$1,895	$(1,876)	$187,320	$190,284	$1,827	$(373)	$191,738

Available-for-Sale

U.S. Treasury	$5,976	$113	$--	$6,089	$5,498	$26	$--	$5,524
U.S. Government
agencies	346,585	5,444	(868)	351,161	317,998	3,090	(299)	320,789
Mortgage-backed
securities	2,909	37	(67)	2,879	2,923	--	(165)	2,758
State and political
subdivisions	635	2	--	637	855	3	--	858
Other securities	97,625	448	(6)	98,067	10,608	109	--	10,717

Total	$453,730	$6,044	$(941)	$458,833	$337,882	$3,228	$(464)	$340,646

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2008, was $167.8 million, which is approximately 26.0% of the Company’s available-for-sale and held-to-maturity investment portfolio.  These declines primarily resulted from previous increases in market interest rates.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2008

Held-to-Maturity

Mortgage-backed securities	$3,623	$--	$--	$--	$3,623	$--
State and political subdivisions	58,790	1,673	3,854	204	62,644	1,876

Total	$62,413	$1,673	$3,854	$204	$66,267	$1,876

Available-for-Sale

U.S. Government agencies	$99,424	$868	$--	$--	$99,424	$868
Mortgage-backed securities	1,571	46	493	21	2,064	67
Other securities	49	6	--	--	49	6

Total	$101,044	$920	$493	$21	$101,537	$941

December 31, 2007

Held-to-Maturity

U.S. Government agencies	$--	$--	$6,981	$19	$6,981	$19
Mortgage-backed securities	721	--	--	--	721	--
State and political subdivisions	9,717	93	32,921	261	42,638	354

Total	$10,438	$93	$39,902	$280	$50,340	$373

Available-for-Sale

U.S. Government agencies	$15,931	$21	$84,755	$278	$100,686	$299
Mortgage-backed securities	--	--	2,757	165	2,757	165

Total	$15,931	$21	$87,512	$443	103,443	$464
Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

During the third quarter of 2008, the Company determined that its investment in FNMA common stock, held in the AFS-Other securities category, had become other-than-temporarily impaired.  As a result of this impairment the security was written down by $75,000.  The Company had accumulated this stock over several years in the form of stock dividends from FNMA.  The remaining balance of this investment is approximately $5,000.  The Company has no investment in FNMA or FHLMC preferred stock.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2008, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2008, management believes the impairments detailed in the table above are temporary.

Income earned on the above securities for the years ended December 31, 2008, 2007 and 2006, is as follows:

(In thousands)	2008	2007	2006

Taxable
Held-to-maturity	$1,444	$2,521	$2,007
Available-for-sale	19,643	15,841	13,698

Non-taxable
Held-to-maturity	6,323	5,228	4,635
Available-for-sale	35	56	98

Total	$27,445	$23,646	$20,438

The Statement of Stockholders’ Equity includes other comprehensive income.  Other comprehensive income for the Company includes the change in the unrealized appreciation on available-for-sale securities.  The changes in the unrealized appreciation on available-for-sale securities for the years ended December 31, 2008, 2007, and 2006, are as follows:

(In thousands)	2008	2007	2006

Unrealized holding gains arising during the period	$1,462	$3,926	$2,162
Losses realized in net income	--	--	--

Net change in unrealized appreciation
on available-for-sale securities	$1,462	$3,926	$2,162

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$9,993	$10,021	$8,704	$8,785
After one through five years	53,078	53,576	35,463	35,634
After five through ten years	82,354	82,982	311,143	315,580
After ten years	41,876	40,741	795	767
Other securities	--	--	97,625	98,067

Total	$187,301	$187,320	$453,730	$458,833

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $435,120,000 at December 31, 2008 and $410,645,000 at December 31, 2007.

The book value of securities sold under agreements to repurchase amounted to $87,514,000 and $91,466,000 for December 31, 2008 and 2007, respectively.

The Company had no gross realized gains or losses during the years ended December 31, 2008, 2007 and 2006, resulting from the sales and/or calls of securities.

Most of the state and political subdivision debt obligations are non-rated bonds and represent small Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:    LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

(In thousands)	2008	2007

Consumer
Credit cards	$169,615	$166,044
Student loans	111,584	76,277
Other consumer	138,145	137,624
Real estate
Construction	224,924	260,924
Single family residential	409,540	382,676
Other commercial	584,843	542,184
Commercial
Commercial	192,496	193,091
Agricultural	88,233	73,470
Financial institutions	3,471	7,440
Other	10,223	10,724

Total loans before allowance for loan losses	$1,933,074	$1,850,454

At December 31, 2008 and 2007, impaired loans totaled $17,230,000 and $12,519,000, respectively.  All impaired loans had either specific or general allocations within the allowance for loan losses.  Allocations of the allowance for loan losses relative to impaired loans at December 31, 2008 and 2007, were $4,238,000 and $2,851,000, respectively.  Approximately $198,000, $203,000 and $350,000 of interest income was recognized on average impaired loans of $15,315,000, $11,724,000 and $13,072,000 for 2008, 2007 and 2006 respectively.  Interest recognized on impaired loans on a cash basis during 2008, 2007 and 2006 was immaterial.

At December 31, 2008 and 2007, accruing loans delinquent 90 days or more totaled $1,291,000 and $1,282,000, respectively.  Non-accruing loans at December 31, 2008 and 2007 were $14,358,000 and $9,909,000, respectively.

As of December 31, 2008, credit card loans, which are unsecured, were $169,615,000 or 8.8%, of total loans versus $166,044,000 or 9.0%, of total loans at December 31, 2007.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2008	2007	2006

Balance, beginning of year	$25,303	$25,385	$26,923
Additions
Provision for loan losses	8,646	4,181	3,762
	33,949	29,566	30,685
Deductions
Losses charged to allowance, net of recoveries
of $2,138 for 2008, $2,569 for 2007 and $3,106 for 2006	8,108	4,263	3,775
Reclassification of reserve for unfunded commitments (1)	--	--	1,525

Balance, end of year	$25,841	$25,303	$25,385

(1) On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

NOTE 4:    GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $60.6 million at December 31, 2008, unchanged from December 31, 2007, as the Company made no acquisitions during the year ended December 31, 2008, and no goodwill impairment was recorded.

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at December 31, 2008 and 2007, were as follows:

	December 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Core deposit premiums	$6,822	$4,247	$2,575	$7,246	$3,864	$3,382

Core deposit premium amortization expense recorded for the years ended December 31, 2008, 2007 and 2006, was $807,000, $817,000 and $830,000, respectively.  The Company’s estimated amortization expense for each of the following five years is:  2009 – $802,000; 2010 – $699,000; 2011 – $451,000; 2012 – $321,000; and 2013 – $268,000.

NOTE 5:    TIME DEPOSITS

Time deposits included approximately $418,394,000 and $452,262,000 of certificates of deposit of $100,000 or more, at December 31, 2008 and 2007, respectively.  Brokered deposits were $33,155,000 and $39,185,000 at December 31, 2008 and 2007, respectively.  At December 31, 2008, time deposits with a remaining maturity of one year or more amounted to $132,242,000.  Maturities of all time deposits are as follows:  2009 – $842,269,000; 2010 – $104,820,000; 2011– $26,989,000; 2012 – $192,000; 2013 – $231,000 and $10,000 thereafter.

Deposits are the Company's primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 6:    INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	2008	2007	2006

Income taxes currently payable	$10,688	$11,516	$10,219
Deferred income taxes	739	865	2,221

Provision for income taxes	$11,427	$12,381	$12,440

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

(In thousands)	2008	2007

Deferred tax assets
Allowance for loan losses	$9,057	$8,705
Valuation of foreclosed assets	63	63
Deferred compensation payable	1,451	1,432
FHLB advances	14	29
Vacation compensation	866	820
Loan interest	88	88
Other	276	234
Gross deferred tax assets	11,815	11,371

Deferred tax liabilities
Accumulated depreciation	(406)	(558)
Deferred loan fee income and expenses, net	(1,229)	(954)
FHLB stock dividends	(586)	(717)
Goodwill and core deposit premium amortization	(8,643)	(7,341)
Available-for-sale securities	(1,913)	(1,037)
Other	(1,019)	(1,130)
Gross deferred tax liabilities	(13,796)	(11,737)

Net deferred tax liability	$(1,981)	$(366)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)	2008	2007	2006

Computed at the statutory rate (35%)	$13,418	$13,910	$13,972
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	466	647	792
Tax exempt interest income	(2,369)	(2,020)	(1,858)
Tax exempt earnings on BOLI	(542)	(523)	(511)
Other differences, net	454	367	45

Actual tax provision	$11,427	$12,381	$12,440

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”), effective January 1, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.  Adoption of FIN 48 did not have a significant impact on the Company’s financial position, operations or cash flows.

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2005 tax year and forward.  The Company’s various state income tax returns are generally open from the 2005 and later tax return years based on individual state statute of limitations.

NOTE 7:    SHORT-TERM AND LONG-TERM DEBT

Long-term debt at December 31, 2008, and 2007 consisted of the following components.

(In thousands)	2008	2007

FHLB advances, due 2009 to 2033, 2.40% to 8.41%,
secured by residential real estate loans	$127,741	$51,355
Trust preferred securities, due 12/30/2033, fixed at 8.25%,
callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate
of 2.80% above the three-month LIBOR rate,
reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, fixed rate
of 6.97% through 2010, thereafter, at a floating rate of
2.80% above the three-month LIBOR rate, reset
quarterly, callable in 2010 without penalty	10,310	10,310

Total long-term debt	$158,671	$82,285

At December 31, 2008 the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $127.7 million at December 31, 2008, with approximately $436.3 million of additional advances available from the FHLB.

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

Aggregate annual maturities of long-term debt at December 31, 2008 are as follows:

		Annual
(In thousands)	Year	Maturities

	2009	$7,350
	2010	28,331
	2011	41,052
	2012	5,604
	2013	10,938
	Thereafter	65,396

	Total	$158,671

NOTE 8:    CAPITAL STOCK

At the Company’s annual shareholder meeting held on April 10, 2007, the shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares of Class A, $0.01 par value, Common Stock from 30,000,000 to 60,000,000.  Class A Common Stock is the Company’s only outstanding class of stock.

On November 28, 2007, the Company announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The shares are to be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending upon market conditions.  The Company intends to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.

During the year ended December 31, 2008, by June 30, the Company repurchased a total of 45,180 shares of stock with a weighted average repurchase price of $28.38 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 645,672 shares.

Effective July 1, 2008, the Company made a strategic decision to temporarily suspend stock repurchases.  This decision was made to preserve capital at the parent company due to the lack of liquidity in the credit markets and the uncertainties in the overall economy.  If the Company participates in the CPP by issuing Preferred Stock to the Treasury, stock repurchases increases may be restricted and will require the Treasury’s consent for three years.  For further discussion on the CPP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Market Developments.”

NOTE 9:    TRANSACTIONS WITH RELATED PARTIES

At December 31, 2008 and 2007, the subsidiary banks had extensions of credit to executive officers and directors and to companies in which the subsidiary banks' executive officers or directors were principal owners in the amount of $35.3 million in 2008 and $30.4 million in 2007.

(In thousands)	2008	2007

Balance, beginning of year	$30,445	$51,442
New extensions of credit	14,808	8,704
Repayments	(9,942)	(29,701)

Balance, end of year	$35,311	$30,445

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

NOTE 10:    EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company’s 401(k) retirement plan covers substantially all employees.  Contribution expense totaled $575,000, $550,000 and $525,000, in 2008, 2007 and 2006, respectively.

The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees.  Contribution expense totaled $2,565,000 for 2008, $2,490,000 for 2007 and $2,370,000 for 2006.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan equal 50 percent of average compensation prior to retirement or death.  The charges to income for the plans were $12,000 for 2008, $358,000 for 2007 and $481,000 for 2006.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

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

The Company’s Board of Directors has adopted various stock-based compensation plans.  The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and bonus stock awards.  Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awarding of bonus shares granted to directors, officers and other key employees.

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

The table below summarizes the transactions under the Company's active stock compensation plans at December 31, 2008, 2007 and 2006, and changes during the years then ended:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Grant-Date
	(000)	Price	(000)	Fair-Value

Balance, January 1, 2006	609	$14.77	18	$24.63
Granted	60	26.19	10	26.96
Stock Options Exercised	(107)	14.19	--	--
Stock Awards Vested	--	--	(6)	24.60
Forfeited/Expired	(45)	13.50	--	--

Balance, December 31, 2006	517	16.32	22	25.69
Granted	57	28.42	15	27.68
Stock Options Exercised	(34)	15.11	--	--
Stock Awards Vested	--	--	(6)	25.31
Forfeited/Expired	(4)	12.13	--	--

Balance, December 31, 2007	536	17.71	31	26.72
Granted	49	30.31	18	30.31
Stock Options Exercised	(98)	12.38	--	--
Stock Awards Vested	--	--	(12)	27.16
Forfeited/Expired	(35)	14.77	--	--

Balance, December 31, 2008	452	$20.46	37	$28.28
Exercisable, December 31, 2008	333	$17.51

The following table summarizes information about stock options under the plans outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price
$10.56 - $12.13	186	2.31	$12.09	186	$12.09
15.35 - 16.32	9	2.57	15.90	9	15.90
23.78 - 24.50	95	5.88	24.05	93	24.04
26.19 - 27.67	59	7.22	26.20	27	26.21
28.42 - 28.42	55	8.41	28.42	18	28.42
30.31 - 30.31	49	9.41	30.31	--	--

Stock-based compensation expense totaled $548 thousand in 2008, $338 thousand in 2007 and $233 thousand in 2006.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $601 thousand at December 31, 2008.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.85 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $992 thousand at December 31, 2008.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.00 years.

Aggregate intrinsic value of outstanding stock options and exercisable stock options was $4.1 million and $4.0 million, respectively, at December 31, 2008.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $29.47 at December 31, 2008, and the exercise price multiplied by the number of options outstanding.  The total intrinsic value of stock options exercised was $1.7 million in 2008, $384 thousand in 2007 and $1.6 million in 2006.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value of stock options granted was $6.60 for 2008, $5.96 for 2007 and $5.01 for 2006.  The Company estimated expected market price volatility and expected term of the options based on historical data and other factors.  The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

	2008	2007	2006
Expected dividend yield	2.51%	2.53%	2.67%
Expected stock price volatility	23.00%	19.00%	17.74%
Risk-free interest rate	3.68%	5.17%	4.84%
Expected life of options	7 Years	7 - 10 Years	5 - 10 Years

NOTE 11:    ADDITIONAL CASH FLOW INFORMATION

The following table presents additional information on cash payments and non-cash items:

(In thousands)	2008	2007	2006

Interest paid	$64,302	$76,958	$65,108
Income taxes paid	11,456	10,563	7,926
Transfers of loans to other real estate	5,713	3,939	1,449
Post-retirement benefit liability established upon
adoption of EITF 06-4	1,174	--	--

NOTE 12:    OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2008	2007	2006

Professional services	$2,824	$2,780	$2,490
Postage	2,256	2,309	2,278
Telephone	1,868	1,820	1,961
Credit card expense	4,671	4,095	3,235
Operating supplies	1,588	1,669	1,611
Amortization of core deposit premiums	807	817	830
Visa litigation liability expense	(1,220)	1,220	--
Other expense	12,134	11,543	10,712
Total	$24,928	$26,253	$23,117

The Company had aggregate annual equipment rental expense of approximately $356,000 in 2008, $546,000 in 2007 and $534,000 in 2006.  The Company had aggregate annual occupancy rental expense of approximately $1,220,000 in 2008, $1,168,000 in 2007 and $1,106,000 in 2006.

NOTE 13:    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 Inputs – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 Inputs – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 Inputs – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Available-for-sale securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company’s investment in a money market mutual fund (the”AIM Fund) is reported at fair value utilizing Level 1 inputs.  The remainder of the Company's available-for-sale securities are reported at fair value utilizing Level 2 inputs.

Assets held in trading accounts – The Company’s trading account investment in the AIM Fund is reported at fair value utilizing Level 1 inputs.  The remainder of the Company's assets held in trading accounts are reported at fair value utilizing Level 2 inputs.

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2008.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$458,833	$85,536	$373,297	$--
Assets held in trading accounts	5,754	4,850	904	--

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and liabilities measured at fair value on a nonrecurring basis including the following:

Impaired loans – Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  Impaired loans, net of specific allowance, were $12,992,000 as of December 31, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At December 31, 2008, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a non-recurring basis as of December 31, 2008.

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$12,992	$--	$--	$12,992

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents

The carrying amount for cash and cash equivalents approximates fair value.

Held-to-Maturity Securities

Fair values for held-to-maturity securities equal quoted market prices, if available.  If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

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

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$139,536	$139,536	$110,230	$110,230
Held-to-maturity securities	187,301	187,320	190,284	191,738
Mortgage loans held for sale	10,336	10,336	11,097	11,097
Interest receivable	20,930	20,930	21,345	21,345
Loans, net	1,907,233	1,904,421	1,825,151	1,824,235

Financial liabilities
Non-interest bearing transaction accounts	334,998	334,998	310,181	310,181
Interest bearing transaction accounts and
savings deposits	1,026,824	1,026,824	761,233	761,233
Time deposits	974,511	977,789	1,111,443	1,116,368
Federal funds purchased and securities
sold under agreements to repurchase	115,449	115,449	128,806	128,806
Short-term debt	1,112	1,112	1,777	1,777
Long-term debt	158,671	173,046	82,285	94,590
Interest payable	4,579	4,579	6,757	6,757

The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

NOTE 14:    SIGNIFICANT ESTIMATES AND CONCENTRATIONS

The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 3, Loans and Allowance for Loan Losses.

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

At December 31, 2008, the Company had outstanding commitments to extend credit aggregating approximately $247,969,000 and $422,127,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2007, the Company had outstanding commitments to extend credit aggregating approximately $244,052,000 and $411,421,000 for credit card commitments and other loan commitments, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,186,000 and $9,906,000 at December 31, 2008 and 2007, respectively, with terms ranging from 90 days to three years.  The Company’s deferred revenue under standby letter of credit agreements was approximately $52,000 and $42,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.   The Company adopted SFAS No. 157 on January 1, 2008, with no material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), to provide companies with an option to report selected financial assets and liabilities at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007.  The Company has elected not to adopt SFAS No. 159.

In September 2006, the FASB Emerging Issue Task Force (“EITF”) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for  Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee.  In March 2007, the FASB EITF issued ElTF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF determined that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  These Issues are effective for fiscal years beginning after December 15, 2007, with earlier application permitted.  Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  As of December 31, 2007, the Company had split-dollar life insurance arrangements with executives of the Company that have death benefits.  EITF 06-4 was effective for the Company on January 1, 2008.  The Company elected to apply EITF 06-4 through a change in accounting principle through a cumulative-effect adjustment to retained earnings of approximately $1 million as of January 1, 2008.  The adoption of EITF 06-4 did not have a material impact on the Company’s ongoing financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (Revised 2007) (“SFAS No. 141R”).  SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141.  Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies.  SFAS No. 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for the Company on January 1, 2009, and is not expected to have a significant impact on the Company’s financial position or results of operations.

Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial position or results of operations.

NOTE 17:    CONTINGENT LIABILITIES

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

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans.  The Company was later added as a party defendant.  The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company and the banks have filed Motions to Dismiss.  The plaintiffs were granted additional time to discover any evidence for litigation and have submitted such findings.  At the hearing on the Motions for Summary Judgment, the Court dismissed Simmons First National Bank due to lack of venue.  Venue has been changed to Jefferson County for the Company and Simmons First Bank of South Arkansas.  Non-binding mediation failed on June 24, 2008.  Jury trial is set for the week of June 22, 2009.  At this time, no basis for any material liability has been identified.  The Company and the bank continue to vigorously defend the claims asserted in the suit.

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

As part of Visa’s IPO in the first quarter of 2008, Visa set aside a cash escrow fund for future settlement of covered litigation.  As a result, in the first quarter of 2008, the Company reversed the $1.2 million contingent liability established in 2007.  On October 27, 2008, Visa notified its U.S.A. members that it had reached a settlement on covered litigation with Discover Financial Services, Inc.  This obligation was covered by the litigation escrow fund through an additional dilution of Visa Class B shares in the fourth quarter of 2008.  The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates.  As of December 31, 2008, the Company has no litigation liability recorded for any additional contingent indemnification obligation.  The Company believes that it will not incur litigation expense on the remaining litigation due to the value of its Visa Class B shares; however, additional accruals may be required in future periods should the Company’s estimate of its obligations under the indemnification agreement change.  The Company must rely on disclosures made by Visa to the public about the covered litigation in making estimates of this contingent indemnification obligation.

NOTE 18:    STOCKHOLDERS’ EQUITY

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Office of the Comptroller of the Currency is required if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2008, the Company subsidiaries had approximately $14.3 million in undivided profits available for payment of dividends to the Company without prior approval of the regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2008, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s most significant subsidiaries are presented in the following table.

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(In thousands)	Amount	Ratio-%	Amount	Ratio-%	Amount		Ratio-%

As of December 31, 2008
Total Risk-Based Capital Ratio
Simmons First National Corporation	$287,594	14.5	$158,673	8.0	$	N/A
Simmons First National Bank	112,220	11.6	77,393	8.0		96,741	10.0
Simmons First Bank of Jonesboro	27,532	11.9	18,509	8.0		23,136	10.0
Simmons First Bank of Russellville	24,639	19.4	10,160	8.0		12,701	10.0
Simmons First Bank of Northwest Arkansas	24,358	11.4	17,093	8.0		21,367	10.0
Simmons First Bank of El Dorado	20,325	13.4	12,134	8.0		15,168	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	262,568	13.2	79,566	4.0		N/A
Simmons First National Bank	102,412	10.6	38,646	4.0		57,969	6.0
Simmons First Bank of Jonesboro	24,891	10.7	9,305	4.0		13,958	6.0
Simmons First Bank of Russellville	23,051	18.2	5,066	4.0		7,599	6.0
Simmons First Bank of Northwest Arkansas	21,669	10.1	8,582	4.0		12,873	6.0
Simmons First Bank of El Dorado	18,790	12.4	6,061	4.0		9,092	6.0
Leverage Ratio
Simmons First National Corporation	262,568	9.1	115,415	4.0		N/A
Simmons First National Bank	102,412	7.3	56,116	4.0		70,145	5.0
Simmons First Bank of Jonesboro	24,891	8.4	11,853	4.0		14,816	5.0
Simmons First Bank of Russellville	23,051	11.5	8,018	4.0		10,022	5.0
Simmons First Bank of Northwest Arkansas	21,669	7.7	11,257	4.0		14,071	5.0
Simmons First Bank of El Dorado	18,790	7.3	10,296	4.0		12,870	5.0

As of December 31, 2007
Total Risk-Based Capital Ratio
Simmons First National Corporation	$260,890	13.7	$152,345	8.0	$	N/A
Simmons First National Bank	104,961	11.2	74,972	8.0		93,715	10.0
Simmons First Bank of Jonesboro	25,510	12.3	16,592	8.0		20,740	10.0
Simmons First Bank of Russellville	20,349	15.7	10,369	8.0		12,961	10.0
Simmons First Bank of Northwest Arkansas	23,803	10.7	17,797	8.0		22,246	10.0
Simmons First Bank of El Dorado	19,741	14.0	11,281	8.0		14,101	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	236,972	12.4	76,443	4.0		N/A
Simmons First National Bank	95,523	10.2	37,460	4.0		56,190	6.0
Simmons First Bank of Jonesboro	23,085	11.2	8,245	4.0		12,367	6.0
Simmons First Bank of Russellville	18,726	14.5	5,166	4.0		7,749	6.0
Simmons First Bank of Northwest Arkansas	21,008	9.4	8,940	4.0		13,409	6.0
Simmons First Bank of El Dorado	18,045	12.8	5,639	4.0		8,459	6.0
Leverage Ratio
Simmons First National Corporation	236,972	9.1	104,164	4.0		N/A
Simmons First National Bank	95,523	7.5	50,946	4.0		63,682	5.0
Simmons First Bank of Jonesboro	23,085	8.6	10,737	4.0		13,422	5.0
Simmons First Bank of Russellville	18,726	10.4	7,202	4.0		9,003	5.0
Simmons First Bank of Northwest Arkansas	21,008	7.5	11,204	4.0		14,005	5.0
Simmons First Bank of El Dorado	18,045	8.1	8,911	4.0		11,139	5.0

NOTE 19:    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

(In thousands)	2008	2007

ASSETS
Cash and cash equivalents	$19,890	$6,442
Investment securities	2,401	2,447
Investments in wholly-owned subsidiaries	291,392	288,744
Intangible assets, net	158	133
Premises and equipment	796	2,492
Other assets	7,079	6,661
TOTAL ASSETS	$321,716	$306,919

LIABILITIES
Long-term debt	$30,930	$30,930
Other liabilities	1,994	3,583
Total liabilities	32,924	34,513

STOCKHOLDERS’ EQUITY
Common stock	140	139
Surplus	40,807	41,019
Undivided profits	244,655	229,520
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale
securities, net of income taxes of $1,913 at 2008
and $1,037 at 2007	3,190	1,728
Total stockholders’ equity	288,792	272,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$321,716	$306,919

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(In thousands)	2008	2007	2006

INCOME
Dividends from subsidiaries	$27,705	$21,548	$20,472
Other income	6,015	6,288	5,809
	33,720	27,836	26,281
EXPENSE	10,969	10,797	10,111
Income before income taxes and equity in
undistributed net income of subsidiaries	22,751	17,039	16,170
Provision for income taxes	(1,799)	(1,438)	(1,546)

Income before equity in undistributed net
income of subsidiaries	24,550	18,477	17,716
Equity in undistributed net income of subsidiaries	2,360	8,883	9,765

NET INCOME	$26,910	$27,360	$27,481

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(In thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$26,910	$27,360	$27,481
Items not requiring (providing) cash
Depreciation and amortization	265	298	213
Deferred income taxes	1,122	33	226
Equity in undistributed income of bank subsidiaries	(2,360)	(8,883)	(9,765)

Changes in
Other assets	(295)	366	(996)
Other liabilities	(2,763)	505	(58)
Net cash provided by operating activities	22,879	19,679	17,101

CASH FLOWS FROM INVESTING ACTIVITIES

Net sales (purchases) of premises and equipment	1,431	(126)	(629)
Return of capital from subsidiary	--	--	1,706
Purchase of held-to-maturity securities	(19)	(74)	(4,100)
Purchase of available-for-sale securities	(1,511)	--	--
Proceeds from sale or maturity of investment securities	1,481	--	4,640
Net cash provided by (used in) investing activities	1,382	(200)	1,617

CASH FLOWS FROM FINANCING ACTIVITIES

Principal reduction on long-term debt	--	(2,000)	(2,000)
Dividends paid	(10,601)	(10,234)	(9,666)
Repurchase of common stock, net	(212)	(7,661)	(5,047)
Net cash used in financing activities	(10,813)	(19,895)	(16,713)

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	13,448	(416)	2,005

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	6,442	6,858	4,853

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,890	$6,442	$6,858

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2009, to be filed pursuant to Regulation 14A on or about March 13, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2009, to be filed pursuant to Regulation 14A on or about March 13, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2009, to be filed pursuant to Regulation 14A on or about March 13, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2009, to be filed pursuant to Regulation 14A on or about March 13, 2009.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2009, to be filed pursuant to Regulation 14A on or about March 13, 2009.

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

/s/ John L. Rush	February 23, 2009
John L. Rush, Secretary

Signature	Title

/s/ J. Thomas May	Chairman and Chief Executive Officer and Director
J. Thomas May

/s/ Robert A. Fehlman	Executive Vice President and Chief Financial Officer
Robert A. Fehlman	(Principal Financial and Accounting Officer)

/s/ William E. Clark II	Director
William E. Clark II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Edward Drilling	Director
Edward Drilling

/s/ George A. Makris, Jr.	Director
George A. Makris, Jr.

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Stanley E. Reed	Director
Stanley E. Reed

/s/ Harry L. Ryburn	Director
Harry L. Ryburn

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw