Form 10-Q
period 2009-03-31
SIMMONS FIRST NATIONAL CORP
filed 2009-05-08
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2009	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 23, 2009, was 14,015,081.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2009

Table of Contents

Part I:          Financial Information
Item 1.         Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

ASSETS

	March 31,	December 31,
(In thousands, except share data)	2009	2008
	(Unaudited)
Cash and non-interest bearing balances due from banks	$53,707	$71,801
Interest bearing balances due from banks	43,219	61,085
Federal funds sold	1,000	6,650
Cash and cash equivalents	97,926	139,536

Investment securities	722,792	646,134
Mortgage loans held for sale	9,695	10,336
Assets held in trading accounts	7,510	5,754
Loans	1,917,332	1,933,074
Allowance for loan losses	(24,508)	(25,841)
Net loans	1,892,824	1,907,233

Premises and equipment	78,632	78,904
Foreclosed assets held for sale, net	3,704	2,995
Interest receivable	19,071	20,930
Bank owned life insurance	39,995	39,617
Goodwill	60,605	60,605
Core deposit premiums	2,373	2,575
Other assets	8,452	8,490

TOTAL ASSETS	$2,943,579	$2,923,109

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
(In thousands, except share data)	2009	2008
	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$330,656	$334,998
Interest bearing transaction accounts and savings deposits	1,078,324	1,026,824
Time deposits	960,522	974,511
Total deposits	2,369,502	2,336,333
Federal funds purchased and securities sold under agreements to repurchase	98,680	115,449
Short-term debt	1,456	1,112
Long-term debt	160,423	158,671
Accrued interest and other liabilities	21,348	22,752
Total liabilities	2,651,409	2,634,317

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at 2009; no shares authorized at 2008	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 14,013,839 and 13,960,680 shares issued and outstanding at March 31, 2009, and December 31, 2008, respectively	140	140
Surplus	41,901	40,807
Undivided profits	247,228	244,655
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes of $1,740 at 2009 and $1,913 at 2008	2,901	3,190
Total stockholders' equity	292,170	288,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,943,579	$2,923,109

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008
	(Unaudited)
INTEREST INCOME
Loans	$28,234	$33,106
Federal funds sold	1	256
Investment securities	6,417	6,569
Mortgage loans held for sale	158	112
Assets held in trading accounts	5	1
Interest bearing balances due from banks	78	388
TOTAL INTEREST INCOME	34,893	40,432

INTEREST EXPENSE
Deposits	9,503	15,188
Federal funds purchased and securities sold under agreements to repurchase	243	921
Short-term debt	6	20
Long-term debt	1,748	1,511
TOTAL INTEREST EXPENSE	11,500	17,640

NET INTEREST INCOME	23,393	22,792
Provision for loan losses	2,138	1,467

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,255	21,325

NON-INTEREST INCOME
Trust income	1,326	1,648
Service charges on deposit accounts	3,727	3,434
Other service charges and fees	746	753
Income on sale of mortgage loans, net of commissions	1,039	721
Income on investment banking, net of commissions	411	449
Credit card fees	3,153	3,173
Premiums on sale of student loans	--	624
Bank owned life insurance income	378	361
Gain on mandatory partial redemption of Visa shares	--	2,973
Other income	679	856
TOTAL NON-INTEREST INCOME	11,459	14,992

NON-INTEREST EXPENSE
Salaries and employee benefits	14,583	14,208
Occupancy expense, net	1,889	1,810
Furniture and equipment expense	1,543	1,490
Loss on foreclosed assets	70	42
Deposit insurance	533	88
Other operating expenses	7,040	5,492
TOTAL NON-INTEREST EXPENSE	25,658	23,130

INCOME BEFORE INCOME TAXES	7,056	13,187
Provision for income taxes	1,820	4,371

NET INCOME	$5,236	$8,816
BASIC EARNINGS PER SHARE	$0.37	$0.63
DILUTED EARNINGS PER SHARE	$0.37	$0.63

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008

	March 31,	March 31,
(In thousands)	2009	2008
	(Unaudited)
OPERATING ACTIVITIES
Net income	$5,236	$8,816
Items not requiring (providing) cash
Depreciation and amortization	1,471	1,384
Provision for loan losses	2,138	1,467
Gain on mandatory partial redemption of Visa shares	--	(2,973)
Net accretion of investment securities	(165)	(150)
Stock-based compensation expense	104	60
Deferred income taxes	774	189
Bank owned life insurance income	(378)	(361)
Changes in
Interest receivable	1,859	1,649
Mortgage loans held for sale	641	3,362
Assets held in trading accounts	(1,756)	(148)
Other assets	(20)	(1,464)
Accrued interest and other liabilities	(3,255)	37
Income taxes payable	1,077	4,182
Net cash provided by operating activities	7,726	16,050

INVESTING ACTIVITIES
Net collections of loans	10,456	5,431
Purchases of premises and equipment, net	(997)	(2,990)
Proceeds from sale of foreclosed assets	1,106	580
Proceeds from mandatory partial redemption of Visa shares	--	2,973
Proceeds from maturities of available-for-sale securities	1,271,709	164,335
Purchases of available-for-sale securities	(1,318,334)	(208,994)
Proceeds from maturities of held-to-maturity securities	38,993	15,023
Purchases of held-to-maturity securities	(69,150)	(6,940)
Net cash used in investing activities	(66,217)	(30,582)

FINANCING ACTIVITIES
Net increase in deposits	33,169	113,994
Net change in short-term debt	344	(1,187)
Dividends paid	(2,663)	(2,647)
Proceeds from issuance of long-term debt	3,300	63,662
Repayment of long-term debt	(1,548)	(6,208)
Net change in federal funds purchased and securities sold under agreements to repurchase	(16,769)	(14,915)
Shares issued (exchanged) under stock compensation plans, net	1,048	225
Repurchase of common stock	--	(624)
Net cash provided by financing activities	16,881	152,300

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,610)	137,768
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	139,536	110,230

CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,926	$247,998

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2009 and 2008

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (loss)	Profits	Total

Balance, December 31, 2007	$139	$41,019	$1,728	$229,520	$272,406
Cumulative effect of adoption of a new
accounting principle on January 1, 2008
(Note 12)	--	--	--	(1,174)	(1,174)
Comprehensive income
Net income	--	--	--	8,816	8,816
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $2,251	--	--	3,752	--	3,752
Comprehensive income					12,568
Stock issued for employee stock
purchase plan 5,359 shares	--	135	--	--	135
Exercise of stock options – 66,830 shares	1	827	--	--	828
Stock granted under
stock-based compensation plans	--	35	--	--	35
Securities exchanged under stock option plan	(1)	(737)	--	--	(738)
Repurchase of common stock – 23,480 shares	--	(624)	--	--	(624)
Dividends paid – $0.19 per share	--	--	--	(2,647)	(2,647)

Balance, March 31, 2008 (Unaudited)	139	40,655	5,480	234,515	280,789
Comprehensive income
Net income	--	--	--	18,094	18,094
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credits of $1,374	--	--	(2,290)	--	(2,290)
Comprehensive income					15,804
Stock issued as bonus shares – 17,490 shares	--	530	--	--	530
Exercise of stock options – 30,667 shares	--	380	--	--	380
Stock granted under
stock-based compensation plans	--	134	--	--	134
Securities exchanged under stock option plan	1	(236)	--	--	(235)
Repurchase of common stock – 21,700 shares	--	(656)	--	--	(656)
Dividends paid – $0.57 per share	--	--	--	(7,954)	(7,954)

Balance, December 31, 2008	140	40,807	3,190	244,655	288,792
Comprehensive income
Net income	--	--	--	5,236	5,236
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credits of $173	--	--	(289)	--	(289)
Comprehensive income					4,947
Stock issued as bonus shares – 25,065 shares	--	633	--	--	633
Stock issued for employee stock
purchase plan – 5,823 shares	--	141	--	--	141
Exercise of stock options – 22,300 shares	--	274	--	--	274
Stock granted under
stock-based compensation plans	--	46	--	--	46
Dividends paid – $0.19 per share	--	--	--	(2,663)	(2,663)

Balance, March 31, 2009 (Unaudited)	$140	$41,901	$2,901	$247,228	$292,170

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

All adjustments made to the unaudited financial statements were of a normal recurring nature.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior year amounts are reclassified to conform to current year classification.  The consolidated balance sheet of the Company as of December 31, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2008 filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 5.  SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 was effective on January 1, 2009, and is not expected to have a material impact on the Company’s ongoing financial position or results of operations.

In March 2008, FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and enhance the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair values of derivative instruments and their gains and losses and disclosures about credit-risk-related contingent features of the derivative instruments and their potential impact on an entity’s liquidity.  SFAS 161 was effective on January 1, 2009, and is not expected to have a material impact on the Company’s ongoing financial position or results of operations.

In April 2009, the FASB finalized four FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments, including mortgage-backed securities.  These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement.  The changes brought about by the FSPs are intended to provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event.  The four FSPs are as follows:

•
FSP SFAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

•
FSP SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.

•
FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009.  The Company elected not to adopt any of the above positions early.  The Company does not expect these FSPs to have a material impact on the Company’s ongoing financial position or results of operations.

There have been no other significant changes to the Company’s accounting policies from the 2008 Form 10-K.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three months ended March 31, 2009 and 2008:

(In thousands, except per share data)	2009	2008

Net Income	$5,236	$8,816

Average common shares outstanding	13,992	13,930
Average potential dilutive common shares	98	139
Average diluted common shares	14,090	14,069

Basic earnings per share	$0.37	$0.63
Diluted earnings per share	$0.37	$0.63

Stock options to purchase 161,990 and 57,000 shares for the three months ended March 31, 2009 and 2008, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 2:        INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31, 2009				December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$33,000	$482	$(47)	$33,435	$18,000	$629	$--	$18,629
Mortgage-backed securities	105	3	--	108	109	2	--	111
State and political subdivisions	183,408	2,053	(1,222)	184,239	168,262	1,264	(1,876)	167,650
Other securities	930	1	(1)	930	930	--	--	930

	$217,443	$2,539	$(1,270)	$218,712	$187,301	$1,895	$(1,876)	$187,320

Available-for-Sale
U.S. Treasury	$7,483	$80	$--	$7,563	$5,976	$113	$--	$6,089
U.S. Government agencies	297,740	4,130	(85)	301,785	346,585	5,444	(868)	351,161
Mortgage-backed securities	2,906	106	(4)	3,008	2,909	37	(67)	2,879
State and political subdivisions	485	1	--	486	635	2	--	637
Other securities	192,094	448	(35)	192,507	97,625	448	(6)	98,067

	$500,708	$4,765	$(124)	$505,349	$453,730	$6,044	$(941)	$458,833

Certain investment securities are valued at less than their historical cost.  These declines primarily resulted from the rate for these investments yielding less than current market rates.  Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary.  It is management’s intent to hold these securities to maturity or until recovery of the fair value.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $431,977,000 at March 31, 2009, and $435,120,000 at December 31, 2008.

The book value of securities sold under agreements to repurchase amounted to $78,590,000 and $87,514,000 for March 31, 2009, and December 31, 2008, respectively.

Income earned on securities for the three months ended March 31, 2009 and 2008, is as follows:

(In thousands)	2009	2008

Taxable
Held-to-maturity	$281	$436
Available-for-sale	4,381	4,607

Non-taxable
Held-to-maturity	1,747	1,516
Available-for-sale	8	10

Total	$6,417	$6,569

Maturities of investment securities at March 31, 2009, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$7,327	$7,350	$26,085	$26,122
After one through five years	72,283	73,067	71,854	72,126
After five through ten years	81,854	82,633	210,666	214,584
After ten years	55,979	55,662	9	10
Other securities	--	--	192,094	192,507

Total	$217,443	$218,712	$500,708	$505,349

There were no realized gains or losses on investment securities for the three-months ended March 31, 2009 or 2008.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:        LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

	March 31,	December 31,
(In thousands)	2009	2008

Consumer
Credit cards	$158,503	$169,615
Student loans	143,130	111,584
Other consumer	139,502	138,145
Real Estate
Construction	208,664	224,924
Single family residential	410,315	409,540
Other commercial	588,216	584,843
Commercial
Commercial	187,645	192,496
Agricultural	68,731	88,233
Financial institutions	3,471	3,471
Other	9,155	10,223

Total loans before allowance for loan losses	$1,917,332	$1,933,074

As of March 31, 2009, credit card loans, which are unsecured, were $158,503,000 or 8.3% of total loans, versus $169,615,000, or 8.8% of total loans at December 31, 2008.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At March 31, 2009, and December 31, 2008, impaired loans totaled $23,806,000 and $17,230,000, respectively.  All impaired loans had either specific or general allocations within the allowance for loan losses.  Allocations of the allowance for loan losses relative to impaired loans were $3,521,000 at March 31, 2009, and $4,238,000 at December 31, 2008.  Approximately $64,000 and $198,000 of interest income was recognized on average impaired loans of $20,518,000 and $15,315,000 as of March 31, 2009 and 2008, respectively.  Interest recognized on impaired loans on a cash basis during the first three months of 2009 and 2008 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2009	2008

Balance, beginning of year	$25,841	$25,303
Additions
Provision charged to expense	2,138	1,467
	27,979	26,770
Deductions
Losses charged to allowance, net of recoveries of $468 and $437 for the first three months of 2009 and 2008, respectively	3,471	1,378

Balance, March 31	$24,508	25,392

Additions
Provision charged to expense		7,179

Deductions
Losses charged to allowance, net of recoveries of $1,701 for the last nine months of 2008		6,730

Balance, end of year		$25,841

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at March 31, 2009, and December 31, 2008, were as follows:

	March 31,	December 31,
(In thousands)	2009	2008

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(4,449)	(4,247)

Net core deposit premiums	$2,373	$2,575

Core deposit premium amortization expense recorded for the three months ended March 31, 2009 and 2008, was $202,000 and $202,000, respectively.  The Company’s estimated amortization expense for the remainder of 2009 is $600,000, and for each of the following four years is:
2010 – $699,000; 2011 – $451,000; 2012 – $321,000; and 2013 – $268,000.

NOTE 5:        TIME DEPOSITS

Time deposits include approximately $409,846,000 and $418,394,000 of certificates of deposit of $100,000 or more at March 31, 2009, and December 31, 2008, respectively.

NOTE 6:        INCOME TAXES

The provision for income taxes is comprised of the following components:

	March 31,	March 31,
(In thousands)	2009	2008

Income taxes currently payable	$1,046	$4,182
Deferred income taxes	774	189

Provision for income taxes	$1,820	$4,371

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	March 31,	December 31,
(In thousands)	2009	2008

Deferred tax assets
Allowance for loan losses	$8,594	$9,057
Valuation of foreclosed assets	63	63
Deferred compensation payable	1,471	1,451
FHLB advances	12	14
Vacation compensation	874	866
Loan interest	88	88
Other	300	276
Total deferred tax assets	11,402	11,815

Deferred tax liabilities
Accumulated depreciation	(377)	(406)
Deferred loan fee income and expenses, net	(1,315)	(1,229)
FHLB stock dividends	(590)	(586)
Goodwill and core deposit premium amortization	(8,943)	(8,643)
Available-for-sale securities	(1,740)	(1,913)
Other	(1,019)	(1,019)
Total deferred tax liabilities	(13,984)	(13,796)

Net deferred tax liabilities included in other liabilities on balance sheets	$(2,582)	$(1,981)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	March 31,	March 31,
(In thousands)	2009	2008

Computed at the statutory rate (35%)	$2,469	$4,615

Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	27	284
Tax exempt interest income	(647)	(570)
Tax exempt earnings on BOLI	(132)	(126)
Other differences, net	103	168

Actual tax provision	$1,820	$4,371

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

NOTE 7:        SHORT-TERM AND LONG-TERM DEBT

Long-term debt at March 31, 2009, and December 31, 2008, consisted of the following components:

	March 31,	December 31,
(In thousands)	2009	2008

FHLB advances, due 2009 to 2033, 2.02% to 8.41% secured by residential real estate loans	$129,493	$127,741
Trust preferred securities, due 12/30/2033, fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, fixed rate of 6.97% through 2010, thereafter, at a floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable in 2010 without penalty	10,310	10,310

	$160,423	$158,671

At March 31, 2009, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

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

Aggregate annual maturities of long-term debt at March 31, 2009, are:

		Annual
(In thousands)	Year	Maturities

	2009	$5,759
	2010	28,767
	2011	42,508
	2012	6,072
	2013	11,422
	Thereafter	65,895

	Total	$160,423

NOTE 8:        CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

The Company or its subsidiaries remain the subject of the following lawsuit asserting claims against the Company or its subsidiaries.  On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans.  The Company was later added as a party defendant.  The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company and the banks have filed Motions to Dismiss.  The plaintiffs were granted additional time to discover any evidence for litigation, and have submitted such findings.  At the hearing on the Motions for Summary Judgment, the Court dismissed Simmons First National Bank due to lack of venue.  Venue has been changed to Jefferson County for the Company and Simmons First Bank of South Arkansas.  Non-binding mediation failed on June 24, 2008.  A pretrial was conducted on July 24, 2008.  Several dispositive motions previously filed were heard on April 9, 2009.  Jury trial is set for two weeks beginning on November 2, 2009.  At this time, no basis for any material liability has been identified.  The Company and the bank continue to vigorously defend the claims asserted in the suit.

NOTE 9:        CAPITAL STOCK

At a special shareholders’ meeting held on February 27, 2009, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of Preferred Stock, $0.01 par value, of the Company.  The shareholders also approved the issuance of common stock warrants for the purchase of up to 500,000 shares of the Company’s Class A common stock with the exercise price and number of shares subject to final computation in accordance with the rules of the U.S. Department of the Treasury (“Treasury”) Troubled Asset Relief Program – Capital Purchase Program (“CPP”).

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

Effective July 1, 2008, the Company made a strategic decision to temporarily suspend stock repurchases.  This decision was made to preserve capital at the parent company due to the lack of liquidity in the credit markets and the uncertainties in the overall economy.  If the Company participates in the CPP by issuing preferred stock to the Treasury, stock repurchases may be restricted and will require the Treasury’s consent for three years.  For further discussion on the CPP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview – U.S. Treasury’s Capital Purchase Program” included elsewhere in this report.

NOTE 10:      UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At March 31, 2009, the bank subsidiaries had approximately $9.3 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of March 31, 2009, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 14.86% at March 31, 2009.

NOTE 11:      STOCK BASED COMPENSATION

The Company’s Board of Directors has adopted various stock compensation plans.  The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and bonus stock awards.  Pursuant to the plans, shares are reserved for future issuance by the Company upon the exercise of stock options or awarding of bonus shares granted to directors, officers and other key employees.

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended March 31, 2009:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2009	451,673	$20.46	36,925	$28.28
Granted	--	--	25,065	25.28
Stock Options Exercised	(22,300)	12.27	--	--
Stock Awards Vested	--	--	(900)	27.67
Forfeited/Expired	(400)	26.20	--	--

Balance, March 31, 2009	428,973	$20.88	61,090	$27.06

Exercisable, March 31, 2009	309,853	$17.87

The following table summarizes information about stock options under the plans outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$10.56 to $12.13	164,880	2.1 years	$12.09	164,880	$12.09
$15.35 to $16.32	7,553	2.6 years	$15.97	7,553	$15.97
$23.78 to $24.50	94,550	5.6 years	$24.05	92,500	$24.04
$26.19 to $27.67	58,200	7.0 years	$26.20	27,040	$26.21
$28.42 to $28.42	54,600	8.2 years	$28.42	17,880	$28.42
$30.31 to $30.31	49,190	9.2 years	$30.31	--	--

Stock-based compensation expense totaled $103,739 and $59,766 during the three months ended March 31, 2009 and 2008, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $555,230 at March 31, 2009.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.74 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $1,568,448 at March 31, 2009.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.68 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at March 31, 2009, were $1.8 million and $2.3 million, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $25.19 as of March 31, 2009, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the three months ended March 31, 2009 and 2008, were $288,141 and $1.2 million, respectively.

NOTE 12:      ADDITIONAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
(In thousands)	2009	2008

Interest paid	$12,123	$18,117
Income taxes paid	--	--
Transfers of loans to other real estate	1,815	1,507
Post-retirement benefit liability established upon adoption of EITF 06-4	--	1,174

NOTE 13:      OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended
	March 31,
(In thousands)	2009	2008

Professional services	$938	$759
Postage	623	600
Telephone	528	450
Credit card expense	1,273	1,195
Operating supplies	396	460
Amortization of core deposit premiums	202	202
Visa litigation liability reversal	--	(1,220)
Other expense	3,080	3,046

Total other operating expenses	$7,040	$5,492

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

At March 31, 2009, the Company had outstanding commitments to extend credit aggregating approximately $205,905,000 and $431,567,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2008, the Company had outstanding commitments to extend credit aggregating approximately $247,969,000 and $422,127,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $6,917,000 and $10,186,000 at March 31, 2009, and December 31, 2008, respectively, with terms ranging from 90 days to three years.  At March 31, 2009, and December 31, 2008, the Company’s deferred revenue under standby letter of credit agreements is approximately $21,000 and $52,000, respectively.

NOTE 16:      FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Available-for-sale securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company’s investment in a Government money market mutual fund (the “AIM Fund”) is reported at fair value utilizing Level 1 inputs.  The remainder of the Company's available-for-sale securities are reported at fair value utilizing Level 2 inputs.

Assets held in trading accounts – The Company’s trading account investment in the AIM Fund is reported at fair value utilizing Level 1 inputs.  The remainder of the Company's assets held in trading accounts are reported at fair value utilizing Level 2 inputs.

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2009.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$505,349	$179,986	$325,363	$--
Assets held in trading accounts	7,510	5,100	2,410	--

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

Impaired loans – Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  Impaired loans, net of specific allowance, were $20,285,000 as of March 31, 2009.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At March 31, 2009, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a non-recurring basis as of March 31, 2009.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$20,285	$--	$--	$20,285

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2009, and the related condensed consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
May 5, 2009

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Simmons First National Corporation recorded net income of $5,236,000 for the three-months ended March 31, 2009, a $3,580,000 decrease from the same period in 2008.  Diluted earnings per share decreased $0.26, or 41.27%, to $0.37 for the three-months ended March 31, 2009.  The decrease in earnings is primarily attributable to nonrecurring after-tax income of $2.6 million in the first quarter of 2008 related to Visa (see below), an increase in the provision for loan losses, an increase in FDIC insurance and a decrease in the premiums from the sale of student loans.

Core earnings (non-GAAP) (net income excluding nonrecurring items {Visa litigation expense reversal and gain from the cash proceeds on mandatory Visa stock redemption}) for the three-months ended March 31, 2009 and 2008, were $5,236,000 and $6,258,000, respectively.  Diluted operating earnings per share for these same periods were $0.37 and $0.45, respectively, a decrease of $0.08 per share, or 17.78%.

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

The allowance for loan losses as a percent of total loans was 1.28% as of March 31, 2009.  Non-performing loans equaled 1.03% of total loans. Non-performing assets were 0.80% of total assets, up 16 basis points from year end.  The allowance for loan losses was 124% of non-performing loans.  The Company’s annualized net charge-offs to total loans for the first quarter of 2009 was 0.73%.  Excluding credit cards, the annualized net charge-offs to total loans for the first quarter was 0.56%.  Annualized net credit card charge-offs to total credit card loans for the first quarter were 2.64%, an increase of 62 basis points from the previous quarter, yet more than 600 basis points below the most recently published credit card charge-off industry average.  The Company does not own any securities backed by subprime mortgage assets, and has no mortgage loan products that target subprime borrowers.

Total assets for the Company at March 31, 2009, were $2.944 billion, an increase of $20.5 million, or 0.7%, from December 31, 2008.  Stockholders’ equity as of March 31, 2008 was $292.2 million, an increase of $3.4 million, or approximately 1.2%, from December 31, 2008.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 88 offices, of which 84 are financial centers, located in 47 communities.

U.S. Treasury’s Capital Purchase Program

On October 29, 2008, the U.S. Department of the Treasury (“Treasury”) gave the Company approval to participate in the Troubled Asset Relief Program – Capital Purchase Program (“CPP”), designed to provide additional capital to healthy financial institutions, thereby increasing confidence in our banking industry and encouraging increased lending.  On January 6, 2009, the Treasury amended its approval to allow the Company to participate in the CPP at a level up to $59.7 million.  At a Special Meeting of Shareholders held on February 27, 2009, our shareholders voted to amend the Articles of Incorporation to authorize the issuance of preferred shares and common stock warrants required for participation in the CPP.

The Company’s original plans were to issue the shares under the CPP on March 27, 2009.  However, due to the continued ambiguity resulting from changes being proposed by Congress, the Company requested an extension of 60 days.  While the extension for a specific number of days was not approved, the Treasury has acknowledged that the request had merit because of the ambiguity and uncertainty regarding the ability to repay the funds at the time of our choosing.  It is the ability to exit the program that gives the Company the protection it needs in case future changes are not in the best interest of our shareholders.  We have been told that procedures are being drafted which would clarify the early payout process by participants, and we expect some clarity in the near future.  However, it is possible that we will request further extensions for the Company.

Should the Company continue with the original plans to participate in the CPP at the approved level, the Company will pay the Treasury a 5% dividend, or $3 million annually, for each of the first five years of the investment, and 9% thereafter unless the Company redeems the shares.  The Treasury will also receive 10-year warrants for common stock.  The issuance of the preferred stock and warrants is not expected to impact the regular dividend paid by the Company on its common stock, and will have a minimal dilutive impact on earnings per share.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  The Company performs an annual goodwill impairment test, and more than annually if circumstances warrant, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain conditions occur.  Prior to the adoption of SFAS 142, goodwill was being amortized using the straight-line method over a period of 15 years.  Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

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

The Company’s practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of the Company’s loan portfolio and approximately 80% of the Company’s time deposits have repriced in one year or less.  However, due to the extremely low interest rate environment, approximately 88% of the Company’s time deposits as of March 31, 2009, are scheduled to reprice within one year.

Net Interest Income

For the three-month period ended March 31, 2009, net interest income on a fully taxable equivalent basis was $24.5 million, an increase of $750,000, or 3.2%, over the same period in 2008. The increase in net interest income was the result of a $6.1 million decrease in interest expense offset by a $5.4 million decrease in interest income.

The $6.1 million decrease in interest expense is the result of a 127 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a $153.4 million increase in average interest bearing liabilities.  The growth in average interest bearing liabilities was primarily due to the Company’s initiatives to enhance liquidity since early 2008 through (1) the introduction of a new high yield investment deposit account and (2) securing additional long-term FHLB advances.  The lower interest rates accounted for a $6.1 million decrease in interest expense. The most significant component of this decrease was the $3.7 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 147 basis points from 4.36% to 2.89%.  Lower rates on federal funds purchased and other debt resulted in an additional $831,000 decrease in interest expense, with the average rate paid on debt decreasing by 105 basis points from 3.92% to 2.87%.  Although the level of average interest bearing liabilities increased by $153.4 million, primarily due to $122.6 million of internal deposit growth, interest expense due to volume decreased as a result of a change in deposit mix (higher costing time deposits declined while lower costing transaction accounts increased).

The $5.4 million decrease in interest income primarily is the result of a 122 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, offset by a $186 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for an $8.2 million decrease in interest income.  The most significant component of this decrease was the $6.2 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 126 basis points from 7.24% to 5.98%.  The growth in average interest earning assets resulted in a $2.8 million improvement in interest income.  The growth in average loans accounted for $1.3 million of this increase, while the growth in investment securities resulted in $1.3 million of the increase.

Net Interest Margin

The Company’s net interest margin decreased 12 basis points to 3.68% for the three-month period ended March 31, 2009, when compared to 3.80% for the same period in 2008.  This decrease in the net interest margin was primarily due to significant repricing of earning assets due to declining interest rates during the first half of 2008, along with the Company’s concentrated effort to grow core deposits.  Based on its current pricing model, considering investment portfolio call projections, the Company anticipates flat to slight margin compression for the remainder of 2009.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2009 and 2008, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month periods ended March 31, 2009, versus March 31, 2008.

Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Period Ended March 31,
($ in thousands)	2009	2008

Interest income	$34,893	$40,432
FTE adjustment	1,126	977
Interest income – FTE	36,019	41,409
Interest expense	11,500	17,640

Net interest income – FTE	$24,519	$23,769

Yield on earning assets – FTE	5.41%	6.63%
Cost of interest bearing liabilities	2.02%	3.29%
Net interest spread – FTE	3.39%	3.34%
Net interest margin – FTE	3.68%	3.80%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

March 31,
(In thousands)	2009 vs. 2008

Increase due to change in earning assets	$2,838
Decrease due to change in earning asset yields	(8,228)
Increase due to change in interest bearing liabilities	42
Increase due to change in interest rates paid on interest bearing liabilities	6,098

Increase in net interest income	$750

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month periods ended March 31, 2009 and 2008.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$54,057	$78	0.59	$56,384	$388	2.77
Federal funds sold	486	1	0.83	35,460	256	2.90
Investment securities - taxable	537,030	4,662	3.52	415,505	5,053	4.89
Investment securities - non-taxable	172,718	2,824	6.63	151,496	2,432	6.46
Mortgage loans held for sale	13,731	158	4.67	7,474	112	6.03
Assets held in trading accounts	4,213	5	0.48	5,731	1	0.07
Loans	1,917,251	28,291	5.98	1,841,762	33,167	7.24
Total interest earning assets	2,699,486	36,019	5.41	2,513,812	41,409	6.63
Non-earning assets	249,877			254,129
Total assets	$2,949,363			$2,767,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,052,635	$2,569	0.99	$803,439	$3,266	1.63
Time deposits	973,387	6,934	2.89	1,100,022	11,922	4.36
Total interest bearing deposits	2,026,022	9,503	1.90	1,903,461	15,188	3.21

Federal funds purchased and securities sold under agreement to repurchase	119,846	243	0.82	126,459	921	2.93
Other borrowed funds
Short-term debt	1,695	6	1.44	1,715	20	4.69
Long-term debt	160,692	1,748	4.41	123,221	1,511	4.93
Total interest bearing liabilities	2,308,255	11,500	2.02	2,154,856	17,640	3.29
Non-interest bearing liabilities
Non-interest bearing deposits	327,250			308,715
Other liabilities	21,000			26,484
Total liabilities	2,656,505			2,490,055
Stockholders’ equity	292,758			277,886
Total liabilities and stockholders’ equity	$2,949,263			$2,767,941
Net interest spread			3.39			3.34
Net interest margin		$24,519	3.68		$23,769	3.80

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2009, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Period Ended March 31
	2009 over 2008
(In thousands, on a fully		Yield/
taxable equivalent basis)	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$(15)	$(295)	$(310)
Federal funds sold	(148)	(107)	(255)
Investment securities - taxable	1,264	(1,655)	(391)
Investment securities - non-taxable	346	46	392
Mortgage loans held for sale	77	(31)	46
Assets held in trading accounts	--	4	4
Loans	1,314	(6,190)	(4,876)

Total	2,838	(8,228)	(5,390)

Interest expense
Interest bearing transaction and savings accounts	836	(1,533)	(697)
Time deposits	(1,254)	(3,734)	(4,988)
Federal funds purchased and securities sold under agreements to repurchase	(46)	(632)	(678)
Other borrowed funds
Short-term debt	--	(14)	(14)
Long-term debt	422	(185)	237

Total	(42)	(6,098)	(6,140)
Increase (decrease) in net interest income	$2,880	$(2,130)	$750

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

The provision for loan losses for the three-month period ended March 31, 2009, was $2.1 million, compared to $1.5 million for the three-month period ended March 31, 2008, an increase of $600,000. The provision increase was primarily due to an increase in net loan charge-offs, an increase in non-performing loans and a continued deterioration in the real estate market in the Northwest Arkansas region.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $11.5 million for the three-month period ended March 31, 2009, a decrease of $3.5 million, or 23.6%, compared to $15.0 million for the same period in 2008.  The decrease in non-interest income was primarily due to the nonrecurring $3.0 million gain in the first quarter of 2008 from cash proceeds received on the mandatory partial redemption of the Company’s equity interest in Visa.  Excluding the gain on Visa shares, non-interest income decreased $560,000, or 4.7%, in the first quarter of 2009 from the comparable period in 2008.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month period ended March 31, 2009 and 2008, respectively, as well as changes in 2009 from 2008.

Table 5:  Non-Interest Income

			2009
	Period Ended March 31		Change from
(In thousands)	2009	2008	2008

Trust income	$1,326	$1,648	$(322)	-19.54%
Service charges on deposit accounts	3,727	3,434	293	8.53
Other service charges and fees	746	753	(7)	-0.93
Income on sale of mortgage loans, net of commissions	1,039	721	318	44.11
Income on investment banking, net of commissions	411	449	(38)	-8.46
Credit card fees	3,153	3,173	(20)	-0.63
Premiums on sale of student loans	--	624	(624)	-100.00
Bank owned life insurance income	378	361	17	4.71
Gain on mandatory partial redemption of Visa shares	--	2,973	(2,973)	-100.00
Other income	679	856	(177)	-20.68

Total non-interest income	$11,459	$14,992	$(3,533)	-23.57%

Recurring fee income for the three-month period ended March 31, 2009, was $9.0 million, unchanged from the three-month period ended March 31, 2008.  Trust income decreased by $322,000, or 19.5%, due primarily to depressed market values and declines in the overall stock market, since trust fees are generally based on the market value of customer accounts.  Service charges on deposit accounts increased by $293,000, or 8.5%, due primarily to improvements in fee structure and core deposit growth.

Income on sale of mortgage loans increased by $318,000, or 44.1%, for the three months ended March 31, 2009, compared to the same period in 2008.  This improvement was primarily due to lower mortgage rates leading to higher refinancing volume.

Premiums on sale of student loans decreased by $624,000 for the three-months ended March 31, 2009, compared to the same period in 2008.  The decrease was due to a lack of sales of student loans during the first quarter of 2009.  The student loan industry is going through major challenges related to secondary market liquidity.  The current liquidity of the secondary market has effectively disappeared; therefore, the Company is currently unable to sell student loans at a premium.  For the immediate future, it is the Company’s intention, and we have the liquidity, to continue to fund new loans and hold those loans that normally would be sold into the secondary market through the 2008-2009 school year.  In July 2008, the United States Department of Education announced a one-year program to create temporary stability and liquidity in the student loan market.  During the third quarter of 2009, the Company expects to sell into the government program all student loans originated and fully funded during the 2008-2009 school year.  Under the terms of the government program, the loans will be sold at par plus reimbursement of the 1% lender fee and a premium of $75 per loan.  The Company expects to record its entire annual premium on sale of student loans, now estimated at $2.0 million, during the third quarter of 2009 when the loans are sold.

There were no gains or losses on sale of securities during the three months ended March 31, 2009 or 2008.

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

Non-interest expense for the three-month period ended March 31, 2009, was $25.7 million, an increase of $2.5 million, or 10.9% from the same period in 2008.  Included in non-interest expense for the first quarter of 2008 was a $1.2 million nonrecurring item related to the reversal of the Company’s portion of Visa’s contingent litigation liabilities that was originally recorded in the fourth quarter of 2007.  This liability represented the Company’s share of legal judgments and settlements related to Visa’s litigation, which was satisfied by the $3 billion escrow account funded by the proceeds from Visa’s IPO, which was completed during the quarter ended March 31, 2008.  Also included in non-interest expense for the three-months ended March 31, 2009, are the incremental expenses of approximately $140,000 associated with the operation of the two new financial centers opened in the first quarter of 2008.  When normalized for both the nonrecurring Visa litigation liability reversal and the additional expenses from the expansion, non-interest expense for the three-month period ended March 31, 2009, increased by 4.8% over the same period in 2008.

Deposit insurance expense increased by $445,000 in the first quarter of 2009, or five times the amount in the first quarter of 2008.  During 2007, the FDIC issued credits based on historical deposit levels to be used in offsetting deposit insurance assessments; the Company received approximately $1.8 million of these credits.  The majority of the credits were exhausted by the third quarter of 2008, resulting in FDIC insurance expense increases.  Based on current FDIC insurance assessment rates, we now estimate the Company’s annual deposit insurance expense to increase by approximately $2.1 million in 2009 over 2008.  Additionally, the FDIC has announced a one-time special assessment for June 30, 2009, expected to range between 6 and 20 basis points.  We estimate the non-interest expense impact from the special assessment alone will range from $1.4 million to $4.7 million, depending on the final special assessment rate.

In January 2009, the Company received notice from Visa and MasterCard of a large nationwide breach in security at Heartland Payment Systems, a major payment transaction processing center, in which approximately 57,000 of our debit and credit cards were potentially compromised.  Included in other non-interest expense is approximately $125,000 of fraud losses resulting from the compromised cards.  In an abundance of caution, we initiated significant card replacements at an additional cost of approximately $100,000.  Some recovery from insurance is anticipated for the card replacements.

Table 6 below shows non-interest expense for the three-month period ended March 31, 2009 and 2008, respectively, as well as changes in 2009 from 2008.

Table 6:  Non-Interest Expense

			2009
	Period Ended March 31		Change from
(In thousands)	2009	2008	2008

Salaries and employee benefits	$14,583	$14,208	$375	2.64%
Occupancy expense, net	1,889	1,810	79	4.36
Furniture and equipment expense	1,543	1,490	53	3.56
Loss on foreclosed assets	70	42	28	66.67
Deposit insurance	533	88	445	505.68
Other operating expenses:
Professional services	938	759	179	23.58
Postage	623	600	23	3.83
Telephone	528	450	78	17.33
Credit card expenses	1,273	1,195	78	6.53
Operating supplies	396	460	(64)	-13.91
Amortization of core deposits	202	202	--	0.00
Visa litigation liability reversal	--	(1,220)	1,220	-100.00
Other expense	3,080	3,046	34	1.12

Total non-interest expense	$25,658	$23,130	$2,528	10.93%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.917 billion and $1.842 billion during the first three months of 2009 and 2008, respectively.  As of March 31, 2009, total loans were $1.917 billion, a decrease of $15.7 million from December 31, 2008.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $441.1 million at March 31, 2009, or 23.0% of total loans, compared to $419.3 million, or 21.7% of total loans at December 31, 2008.  The consumer loan increase from December 31, 2008, to March 31, 2009, is primarily due to the increase in the loans held in the student loan portfolio resulting from the current lack of a secondary market, offset somewhat by the seasonal decline in the Company’s credit card portfolio.

The student loan portfolio balance at March 31, 2009, was $143.1 million, compared to $111.6 million at December 31, 2008, an increase of $31.5 million, or 28.3%, from December 31, 2008.  The Company expects a continuing increase in student loan balances until the third quarter of 2009, at which time student loans made during the 2008-2009 school year are sold to the government. See Non-Interest Income section for additional information.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.207 billion at March 31, 2009, or 63.0% of total loans, compared to the $1.219 billion, or 63.1% of total loans at December 31, 2008.  Commercial real estate loans increased by $3.4 million, less than 1%, from December 31, 2008, to March 31, 2009, primarily due to a softening loan demand throughout Arkansas.  Construction and development loans decreased by $16.3 million, or 7.2%, primarily due to the permanent financing of completed projects previously included in the construction loan category.  Construction and development loans represent only 10.9% of the total loan portfolio.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $259.8 million at March 31, 2009, or 13.6% of total loans, compared to $284.2 million, or 14.7% of total loans at December 31, 2008.  The commercial loan decrease is primarily due to seasonality in the agricultural loan portfolio.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

	March 31,	December 31,
(In thousands)	2009	2008
Consumer
Credit cards	$158,503	$169,615
Student loans	143,130	111,584
Other consumer	139,502	138,145
Real Estate
Construction	208,664	224,924
Single family residential	410,315	409,540
Other commercial	588,216	584,843
Commercial
Commercial	187,645	192,496
Agricultural	68,731	88,233
Financial institutions	3,471	3,471
Other	9,155	10,223

Total loans before allowance for loan losses	$1,917,332	$1,933,074

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

Historically, the Company has sold its student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, with the banking industry no longer able to access the secondary market, and because the Government program only purchases current year production, we are required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest of principal is 90 days past due.  Approximately $2.7 million of Government guaranteed student loans became over 90 days past due during the quarter ending March 31, 2009.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest. Although these student loans remain Government guaranteed, because they are over 90 days past due they will impact the Company’s non-performing asset ratios.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8:  Non-performing Assets

	March 31,	December 31,
($ in thousands)	2009	2008

Nonaccrual loans	$15,602	$14,358
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (1)	2,739	--
Other loans	1,482	1,292
Total loans past due 90 days or more	4,221	1,292
Total non-performing loans	19,823	15,650

Other non-performing assets:
Foreclosed assets held for sale	3,704	2,995
Other non-performing assets	12	12
Total other non-performing assets	3,716	3,007

Total non-performing assets	$23,539	$18,657

Allowance for loan losses to non-performing loans	123.63%	165.12%
Non-performing loans to total loans	1.03%	0.81%
Non-performing loans to total loans (excluding Government guaranteed student loans) (1)	0.89%	0.81%
Non-performing assets to total assets	0.80%	0.64%
Non-performing assets to total assets (excluding Government guaranteed student loans) (1)	0.71%	0.64%

(1)
Student loans past due 90 days or more are included in non-performing loans.  Student loans are Government guaranteed and will be purchased at 97% of principal and accrued interest when they exceed 270 days past due; therefore, non-performing ratios have been calculated excluding these loans.

There was no interest income on the nonaccrual loans recorded for the three-month periods ended March 31, 2009 and 2008.

At March 31, 2009, impaired loans were $23.8 million compared to $17.2 million at December 31, 2008.  Impaired loans at March 31, 2009, include $2.7 million of Government guaranteed student loans.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

Unallocated Portion

Allowance allocations other than specific, classified and general for the Company are included in unallocated.  While allocations are made for loans based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio.  Factors to consider include national and state economic conditions such as increases in unemployment, the recent real estate lending crisis, the volatility in the stock market and the unknown impact of the Economic Stimulus package.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9:  Allowance for Loan Losses

(In thousands)	2009	2008

Balance, beginning of year	$25,841	$25,303

Loans charged off
Credit card	1,270	779
Other consumer	530	357
Real estate	1,697	477
Commercial	442	202
Total loans charged off	3,939	1,815

Recoveries of loans previously charged off
Credit card	214	192
Other consumer	190	153
Real estate	4	79
Commercial	60	13
Total recoveries	468	437
Net loans charged off	3,471	1,378
Provision for loan losses	2,138	1,467

Balance, March 31	$24,508	$25,392

Loans charged off
Credit card		2,981
Other consumer		1,748
Real estate		2,510
Commercial		1,192
Total loans charged off		8,431

Recoveries of loans previously charged off
Credit card		691
Other consumer		366
Real estate		128
Commercial		516
Total recoveries		1,701
Net loans charged off		6,730
Provision for loan losses		7,179

Balance, end of year		$25,841

Provision for Loan Losses

The amount of provision to the allowance during the three-month periods ended March 31, 2009 and 2008, and for the year ended December 31, 2008, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance after considering the factors noted above.

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

As of March 31, 2009, the allowance for loan losses reflects a decrease of approximately $1.3 million from December 31, 2008.  This decrease in the allowance is primarily related to decreases in specific allocations for loans secured by assets located in the Northwest Arkansas region, which is also reflected by the decrease in the allocation to real estate loans.  In late 2006 the economy in Northwest Arkansas, particularly in the residential real estate market, started showing signs of deterioration, which caused concerns over the full recoverability of this portion of the Company’s loan portfolio.  The Company continued to monitor the Northwest Arkansas economy and, beginning in the third quarter of 2007, specific credit relationships deteriorated to a level requiring increased general and specific reserves.  These credit relationships continued to deteriorate, and others were identified, prompting special loan loss provisions each quarter, beginning with the second quarter of 2008, consequently increasing the allowance allocation to real estate loans through December 31, 2008.  During the first quarter of 2009, several of these non-performing loans with large specific allocations were charged off, resulting in the decrease in specific allocations to real estate loans as of March 31, 2009.

As of March 31, 2009, the allocation of the allowance for loan losses to credit card loans increased by approximately $543,000 from December 31, 2008, although credit card loan balances decreased by approximately $11.1 million during the period.  Annualized net credit card charge-offs to credit card loans increased from 2.02% at December 31, 2008, to 2.64% at March 31, 2009.  Due to this increase in charge-offs, along with an increase in past due levels, the Company increased the allocation to credit cards.

The unallocated allowance for loan losses is based on the Company’s concerns over the uncertainty of the national economy and the economy in Arkansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  The Company is also cautious regarding the continued softening of the real estate market in Arkansas, specifically in the Northwest Arkansas region.  Although Arkansas’s unemployment rate is lagging behind the national average, it has continued to rise.  Management actively monitors the status of these industries and economic factors as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.  Based on its analysis of loans and external uncertainties, the Company believes the allowance for loan losses is adequate for the period ended March 31, 2009.

The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 10.

Table 10:  Allocation of Allowance for Loan Losses

	March 31, 2009		December 31, 2008
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$4,500	8.3%	$3,957	8.8%
Other consumer	1,461	14.7%	1,325	12.9%
Real estate	10,321	63.0%	11,695	63.1%
Commercial	1,997	13.5%	2,255	14.7%
Other	201	0.5%	209	0.5%
Unallocated	6,028		6,400

Total	$24,508	100.0%	$25,841	100.0%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 84 financial centers as of March 31, 2009.  The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of March 31, 2009, core deposits comprised 81.4% of the Company’s total deposits.

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

The Company introduced a new high yield investment deposit account during the first quarter of 2008 as part of its strategy to enhance liquidity.  Since its inception, the new account has generated approximately $156 million in new core deposits.  Total internal deposit growth for the three-month period ending March 31, 2009, was $33.2 million, or 1.4%.  More specifically, total deposits as of March 31, 2009, were $2.370 billion versus $2.336 billion on December 31, 2008.

Non-interest bearing transaction accounts decreased $4.3 million to $330.7 million at March 31, 2009, compared to $335 million at December 31, 2008.  Interest bearing transaction and savings accounts were $1.078 billion at March 31, 2009, a $51.5 million increase compared to $1.027 billion on December 31, 2008.  Total time deposits decreased approximately $14 million to $961 million at March 31, 2009, from $975 million at December 31, 2008.  The Company had $31.6 million and $33.2 million of brokered deposits at March 31, 2009, and December 31, 2008, respectively.

LONG-TERM DEBT

The Company’s long-term debt was $160.4 million and $158.7 million at March 31, 2009, and December 31, 2008, respectively.   The outstanding balance for March 31, 2009, includes $129.5 million in FHLB long-term advances and $30.9 million of trust preferred securities.

CAPITAL

Overview

At March 31, 2009, total capital reached $292.2 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At March 31, 2009, the Company’s equity to asset ratio was 9.93% compared to 9.89% at year-end 2008.

Capital Stock

At the Company’s annual shareholder meeting held on April 10, 2007, the shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares of Class A, $0.01 par value, Common Stock from 30,000,000 to 60,000,000.

At a special shareholders’ meeting held on February 27, 2009, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of Preferred Stock, $0.01 par value, of the Company.  The shareholders also approved the issuance of common stock warrants for the purchase of up to 500,000 shares of the Company’s Class A common stock with the exercise price and number of shares subject to final computation in accordance with the rules of the Treasury’s CPP.

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

Effective July 1, 2008, the Company made a strategic decision to temporarily suspend stock repurchases.  This decision was made to preserve capital at the parent company due to the lack of liquidity in the credit markets and the uncertainties in the overall economy.  If the Company participates in the CPP by issuing preferred stock to the Treasury, stock repurchases may be restricted and will require the Treasury’s consent.

Cash Dividends

The Company declared cash dividends on its common stock of $0.19 per share for the first three months of 2009 compared to $0.19 per share for the first three months of 2008.  In recent years the Company has increased dividends no less than annually, but was required to temporarily suspend dividend increases upon Treasury approval to participate in the CPP.  If the Company participates in the CPP by issuing preferred stock to the Treasury, dividend increases may be restricted and will require the Treasury’s consent.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  As of March 31, 2009, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at March 31, 2009, and December 31, 2008, are presented in table 11.

Table 11:  Risk-Based Capital

	March 31,	December 31,
($ in thousands)	2009	2008

Tier 1 capital
Stockholders’ equity	$292,170	$288,792
Trust preferred securities	30,000	30,000
Intangible assets	(52,459)	(53,034)
Unrealized gain on available-for-sale securities, net of taxes	(2,901)	(3,190)

Total Tier 1 capital	266,810	262,568

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	186	198
Qualifying allowance for loan losses	24,537	24,828

Total Tier 2 capital	24,723	25,026

Total risk-based capital	$291,533	$287,594

Risk weighted assets	$1,961,482	$1,983,654

Assets for leverage ratio	$2,893,210	$2,870,882

Ratios at end of period
Tier 1 leverage ratio	9.22%	9.15%
Tier 1 risk-based capital ratio	13.60%	13.24%
Total risk-based capital ratio	14.86%	14.50%

Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See the section titled Recently Issued Accounting Pronouncements in Note 1, Basis of Presentation, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Company’s ongoing financial position and results of operation.

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 12:  Reconciliation of Core Earnings (non-GAAP)

	March 31,	March 31,
($ in thousands)	2009	2008

Three months ended

Net Income	$5,236	$8,816
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	(2,973)
Litigation liability reversal (Visa)	--	(1,220)
Tax effect (39%)	--	1,635

Net nonrecurring items	--	(2,558)

Core earnings (non-GAAP)	$5,236	$6,258

Diluted earnings per share	$0.37	$0.63
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	(0.21)
Litigation liability reversal (Visa)	--	(0.09)
Tax effect (39%)	--	0.12

Net nonrecurring items	--	(0.18)

Diluted core earnings per share (non-GAAP)	$0.37	$0.45

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At March 31, 2009, undivided profits of the Company's subsidiaries were approximately $157.5 million, of which approximately $9.3 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed.  At March 31, 2009, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At March 31, 2009, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 21.1% of total assets, as compared to 21.0% at December 31, 2008.

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

A second source of liquidity is the retail deposits available through the Company’s network of affiliate banks throughout Arkansas.  Although this method can be a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, the Company’s affiliate banks have lines of credits available with the FHLB.  While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs.  Approximately $445 million of these lines of credit are currently available, if needed.

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

Table A below presents the Company’s interest rate sensitivity position at March 31, 2009.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$44,219	$--	$--	$--	$--	$--	$--	$44,219
Assets held in trading accounts	7,510	--	--	--	--	--	--	7,510
Investment securities	299,731	52,675	44,116	136,709	54,294	76,133	59,134	722,792
Mortgage loans held for sale	9,695	--	--	--	--	--	--	9,695
Loans	597,342	260,536	155,259	321,548	252,470	287,787	42,390	1,917,332

Total earning assets	958,497	313,211	199,375	458,257	306,764	363,920	101,524	2,701,548

Interest bearing liabilities
Interest bearing transaction and savings deposits	714,127	--	--	--	72,839	218,518	72,840	1,078,324
Time deposits	118,330	168,978	223,216	333,627	96,230	20,130	11	960,522
Short-term debt	100,136	--	--	--	--	--	--	100,136
Long-term debt	562	11,445	1,715	24,546	53,206	29,767	39,182	160,423
Total interest bearing liabilities	933,155	180,423	224,931	358,173	222,275	268,415	112,033	2,299,405

Interest rate sensitivity Gap	$25,342	$132,788	$(25,556)	$100,084	$84,489	$95,505	$(10,509)	$402,143
Cumulative interest rate sensitivity Gap	$25,342	$158,130	$132,574	$232,658	$317,147	$412,652	$402,143
Cumulative rate sensitive asset to rate sensitive liabilities	102.7%	114.2%	109.9%	113.7%	116.5%	118.9%	117.5%
Cumulative Gap as a % of earning assets	0.9%	5.9%	4.9%	8.6%	11.7%	15.3%	14.9%

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

Part II:          Other Information

Item 1A.        Risk Factors

There has been no material change in the risk factors disclosure from that contained in the Company’s 2008 Form 10-K for the fiscal year ended December 31, 2008.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended March 31, 2009.

Item 4.          Submission of Matters to a Vote of Security Holders

(a) A special shareholders’ meeting of the Company was held on February 27, 2009.  The matters submitted to the security holders for approval included (1) amending the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value, of the Company and (2) approving the issuance of common stock warrants for the purchase of up to 500,000 shares of SFNC Class A common stock with the exercise price and number of shares subject to final computation in accordance with the rules of the U.S. Department of the Treasury Troubled Asset Relief Program – Capital Purchase Program.

The following table summarizes the required analysis of the voting by security holders at the special meeting of shareholders held on February 27, 2009:

Voting of Shares

				Broker
Action	For	Against	Abstain	Non-Votes

Amend the Articles of Incorporation to authorize 40,040,000 shares of Preferred Stock	7,958,526	1,306,324	154,363	4,540,073

Approve the issuance of stock warrants for the purchase of up to 500,000 shares of Class A Common Stock for the U.S. Treasury TARP – Capital Purchase Program	8,497,043	748,750	173,420	4,540,073

Item 6.          Exhibits

Exhibit No.                                                                Description

3.1	Restated Articles of Incorporation of Simmons First National Corporation.*

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

10.10.1
Simmons First National Corporation Long Term Incentive Plan, adopted March 24, 2008, and Notice of Grant of Long Term Incentive Award to J. Thomas May, David L. Bartlett, Marty Casteel, and Robert A. Fehlman (incorporated by reference to Exhibits 10.1 through 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for March 24, 2008 (File No. 0-6253)).

10.10.2
Termination of Simmons First National Corporation Long Term Incentive Plan, adopted March 24, 2008, terminated and cancelled February 25, 2009, and Termination of Grant Under Long Term Incentive Award to J. Thomas May, David L. Bartlett, Marty Casteel, and Robert A. Fehlman (incorporated by reference to exhibits 10.1 through 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for February 25, 2009 (File No. 0-6253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 5, 2009	/s/ J. Thomas May
J. Thomas May
Chairman and Chief Executive Officer

Date:	May 5, 2009	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and Chief Financial Officer