Form 10-Q
period 2009-06-30
SIMMONS FIRST NATIONAL CORP
filed 2009-08-10
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2009                                                                          Commission File Number 0-6253

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

The number of shares outstanding of the Registrant’s Common Stock as of July 23, 2009, was 14,039,211.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2009

Table of Contents

Part I:      Financial Information
Item 1.     Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

ASSETS

	June 30,	December 31,
(In thousands, except share data)	2009	2008
	(Unaudited)
Cash and non-interest bearing balances due from banks	$53,956	$71,801
Interest bearing balances due from banks	52,321	61,085
Federal funds sold	8,300	6,650
Cash and cash equivalents	114,577	139,536

Investment securities	630,869	646,134
Mortgage loans held for sale	14,868	10,336
Assets held in trading accounts	6,051	5,754
Loans	1,943,460	1,933,074
Allowance for loan losses	(25,032)	(25,841)
Net loans	1,918,428	1,907,233

Premises and equipment	78,649	78,904
Foreclosed assets held for sale, net	5,147	2,995
Interest receivable	18,131	20,930
Bank owned life insurance	40,319	39,617
Goodwill	60,605	60,605
Core deposit premiums	2,172	2,575
Other assets	8,015	8,490

TOTAL ASSETS	$2,897,831	$2,923,109

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
(In thousands, except share data)	2009	2008
	(Unaudited)
LIABILITIES
Non-interest bearing transaction accounts	$324,686	$334,998
Interest bearing transaction accounts and savings deposits	1,065,646	1,026,824
Time deposits	928,812	974,511
Total deposits	2,319,144	2,336,333
Federal funds purchased and securities sold
under agreements to repurchase	98,146	115,449
Short-term debt	2,647	1,112
Long-term debt	162,726	158,671
Accrued interest and other liabilities	22,953	22,752
Total liabilities	2,605,616	2,634,317

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 40,040,000 shares authorized
and unissued at 2009; no shares authorized at 2008	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized;
14,036,274 and 13,960,680 shares issued and outstanding
at June 30, 2009, and December 31, 2008, respectively	140	140
Surplus	40,824	40,807
Undivided profits	250,070	244,655
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes of $709 at 2009 and $1,913 at 2008	1,181	3,190
Total stockholders’ equity	292,215	288,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,897,831	$2,923,109

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$28,017	$31,159	$56,251	$64,264
Federal funds sold	14	285	15	540
Investment securities	5,256	7,055	11,673	13,624
Mortgage loans held for sale	195	113	353	226
Assets held in trading accounts	5	41	10	42
Interest bearing balances due from banks	70	487	148	875
TOTAL INTEREST INCOME	33,557	39,140	68,450	79,571

INTEREST EXPENSE
Deposits	7,901	13,905	17,404	29,092
Federal funds purchased and securities sold
under agreements to repurchase	182	463	425	1,385
Short-term debt	6	19	12	38
Long-term debt	1,748	1,655	3,496	3,166
TOTAL INTEREST EXPENSE	9,837	16,042	21,337	33,681

NET INTEREST INCOME	23,720	23,098	47,113	45,890
Provision for loan losses	2,622	2,214	4,760	3,681

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,098	20,884	42,353	42,209

NON-INTEREST INCOME
Trust income	1,223	1,450	2,549	3,098
Service charges on deposit accounts	4,571	3,691	8,298	7,125
Other service charges and fees	646	621	1,392	1,374
Income on sale of mortgage loans, net of commissions	1,361	760	2,400	1,482
Income on investment banking, net of commissions	675	199	1,086	648
Credit card fees	3,597	3,480	6,750	6,653
Premiums on sale of student loans	286	507	286	1,132
Bank owned life insurance income	299	425	677	787
Gain on mandatory partial redemption of Visa shares	--	--	--	2,973
Other income	556	587	1,235	1,440
Gain on sale of securities, net of taxes	90	--	90	--
TOTAL NON-INTEREST INCOME	13,304	11,720	24,763	26,712

NON-INTEREST EXPENSE
Salaries and employee benefits	14,674	14,433	29,257	28,641
Occupancy expense, net	1,824	1,804	3,713	3,615
Furniture and equipment expense	1,527	1,472	3,070	2,962
Other real estate and foreclosure expense	90	87	160	129
Deposit insurance	2,557	113	3,090	201
Other operating expenses	6,279	6,300	13,319	11,791
TOTAL NON-INTEREST EXPENSE	26,951	24,209	52,609	47,339

INCOME BEFORE INCOME TAXES	7,451	8,395	14,507	21,582
Provision for income taxes	1,942	2,401	3,762	6,772

NET INCOME	$5,509	$5,994	$10,745	$14,810
BASIC EARNINGS PER SHARE	$0.40	$0.43	$0.77	$1.06
DILUTED EARNINGS PER SHARE	$0.39	$0.42	$0.76	$1.05

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008

	June 30,	June 30,
(In thousands)	2009	2008
	(Unaudited)
OPERATING ACTIVITIES
Net income	$10,745	$14,810
Items not requiring (providing) cash
Depreciation and amortization	2,943	2,810
Provision for loan losses	4,760	3,681
Gain on mandatory partial redemption of Visa shares	--	(2,973)
Gain on sale of investment securities	(144)	--
Net (amortization) accretion of investment securities	(101)	141
Stock-based compensation expense	344	382
Deferred income taxes	861	233
Bank owned life insurance income	(677)	(787)
Changes in
Interest receivable	2,799	482
Mortgage loans held for sale	(4,532)	(484)
Assets held in trading accounts	(297)	4,654
Other assets	(1,151)	(1,280)
Accrued interest and other liabilities	(1,424)	(3,104)
Income taxes payable	764	683
Net cash provided by operating activities	14,890	19,248

INVESTING ACTIVITIES
Net collections of loans	(20,437)	(65,586)
Purchases of premises and equipment, net	(2,285)	(5,232)
Proceeds from sale of foreclosed assets	2,330	3,669
Proceeds from mandatory partial redemption of Visa shares	--	2,973
Sales (purchases) of short-term investment securities	23,879	(48,525)
Proceeds from sale of available-for-sale securities	194	--
Proceeds from maturities of available-for-sale securities	537,302	209,200
Purchases of available-for-sale securities	(382,136)	(262,017)
Proceeds from maturities of held-to-maturity securities	72,994	24,325
Purchases of held-to-maturity securities	(238,732)	(20,468)
Purchases of bank owned life insurance	(25)	(25)
Net cash used in investing activities	(6,916)	(161,686)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(17,189)	180,126
Net change in short-term debt	1,535	2,772
Dividends paid	(5,330)	(5,297)
Proceeds from issuance of long-term debt	7,266	78,047
Repayment of long-term debt	(3,211)	(9,429)
Net change in federal funds purchased and
securities sold under agreements to repurchase	(17,303)	(13,252)
Shares issued (exchanged) under stock compensation plans, net	1,299	773
Repurchase of common stock	--	(1,280)
Net cash (used in) provided by financing activities	(32,933)	232,460

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,959)	90,022
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	139,536	110,230

CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,577	$200,252

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2009 and 2008

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (loss)	Profits	Total

Balance, December 31, 2007	$139	$41,019	$1,728	$229,520	$272,406
Cumulative effect of adoption of a new accounting
principle on January 1, 2008 (Note 12)	--	--	--	(1,174)	(1,174)
Comprehensive income
Net income	--	--	--	14,810	14,810
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credits of $1,349	--	--	(2,249)	--	(2,249)
Comprehensive income					12,561
Stock issued as bonus shares – 14,640 shares	--	444	--	--	444
Stock issued for employee stock
purchase plan – 5,359 shares	--	135	--	--	135
Exercise of stock options – 80,577 shares	1	1,005	--	--	1,006
Stock granted under
stock-based compensation plans	--	162	--	--	162
Securities exchanged under stock option plan	(1)	(811)	--	--	(812)
Repurchase of common stock – 45,180 shares	--	(1,280)	--	--	(1,280)
Cash dividends declared – $0.38 per share	--	--	--	(5,297)	(5,297)

Balance, June 30, 2008 (Unaudited)	139	40,674	(521)	237,859	278,151
Comprehensive income
Net income	--	--	--	12,100	12,100
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $2,226	--	--	3,711	--	3,711
Comprehensive income					15,811
Stock issued as bonus shares – 2,850 shares	--	86	--	--	86
Exercise of stock options – 16,920 shares	--	202	--	--	202
Stock granted under
stock-based compensation plans	--	7	--	--	7
Securities exchanged under stock option plan	1	(162)	--	--	(161)
Cash dividends declared – $0.38 per share	--	--	--	(5,304)	(5,304)

Balance, December 31, 2008	140	40,807	3,190	244,655	288,792
Comprehensive income
Net income	--	--	--	10,745	10,745
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credits of $1,205	--	--	(2,009)	--	(2,009)
Comprehensive income					8,736
Stock issued as bonus shares – 27,915 shares	--	702	--	--	702
Non-vested bonus shares	--	(1,374)	--	--	(1,374)
Stock issued for employee stock
purchase plan – 5,823 shares	--	141	--	--	141
Exercise of stock options – 45,200 shares	--	551	--	--	551
Stock granted under
stock-based compensation plans	--	92	--	--	92
Securities exchanged under stock option plan	--	(95)	--	--	(95)
Cash dividends declared – $0.38 per share	--	--	--	(5,330)	(5,330)

Balance, June 30, 2009 (Unaudited)	$140	$40,824	$1,181	$250,070	$292,215

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

Subsequent events have been evaluated through August 10, 2009, which is the date the financial statements were issued.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 5.  SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 was effective on January 1, 2009, and did not have a material impact on the Company’s ongoing financial position or results of operations.

In March 2008, FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and enhance the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair values of derivative instruments and their gains and losses and disclosures about credit-risk-related contingent features of the derivative instruments and their potential impact on an entity’s liquidity.  SFAS 161 was effective on January 1, 2009, and did not have a material impact on the Company’s ongoing financial position or results of operations.

In May 2009, FASB issued SFAS No. 165, Subsequent Events.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 became effective for the Company’s financial statements for periods ending after June 15, 2009, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

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

These staff positions were effective for financial statements issued for periods ending after June 15, 2009, and did not have a material impact on the Company’s ongoing financial position or results of operations.

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

Following is the computation of per share earnings for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net income	$5,509	$5,994	$10,745	$14,810

Average common shares outstanding	14,022	13,940	14,007	13,935
Average potential dilutive common shares	86	$153	86	153
Average diluted common shares	14,108	14,093	14,093	14,088

Basic earnings per share	$0.40	$0.43	$0.77	$1.06
Diluted earnings per share	$0.39	$0.42	$0.76	$1.05

Stock options to purchase 158,150 and 49,190 shares for the three and six months ended June 30, 2009 and 2008, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 2:    INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30,				December 31,
	2009				2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Government
agencies	$149,698	$367	$(549)	$149,516	$18,000	$629	$--	$18,629
Mortgage-backed
securities	98	2	--	100	109	2	--	111
State and political
subdivisions	202,195	1,778	(1,498)	202,475	168,262	1,264	(1,876)	167,650
Other securities	930	1	(1)	930	930	--	--	930

	$352,921	$2,148	$(2,048)	$353,021	$187,301	$1,895	$(1,876)	$187,320

Available-for-Sale
U.S. Treasury	$4,992	$66	$--	$5,058	$5,976	$113	$--	$6,089
U.S. Government
agencies	193,806	1,718	(288)	195,236	346,585	5,444	(868)	351,161
Mortgage-backed
securities	2,903	43	(10)	2,936	2,909	37	(67)	2,879
State and political
subdivisions	485	1	--	486	635	2	--	637
Other securities	73,872	363	(3)	74,232	97,625	448	(6)	98,067

	$276,058	$2,191	$(301)	$277,948	$453,730	$6,044	$(941)	$458,833

Certain investment securities are valued at less than their historical cost.  These declines primarily resulted from the rate for these investments yielding less than current market rates.  Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary.  Management does not have the intent to sell these securities and management believes it is more likely than not the Company will not have to sell these securities before recovery of their amortized cost basis less any current period credit losses.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

As of June 30, 2009, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Government agencies	$125,149	$549	$--	$--	$125,149	$549
State and political subdivisions	54,825	1,150	5,829	349	60,654	1,499
Total	$179,974	$1,699	$5,829	$349	$185,803	$2,048

Available-for-Sale

U.S. Government agencies	$46,249	$288	$--	$--	$46,249	$288
Mortgage-backed securities	74	1	500	9	574	10
Other securities	--	--	2	3	2	3

Total	$46,323	$289	$502	$12	$46,825	$301

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of June 30, 2009, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2009, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $429,843,000 at June 30, 2009, and $435,120,000 at December 31, 2008.

The book value of securities sold under agreements to repurchase amounted to $78,816,000 and $87,514,000 for June 30, 2009, and December 31, 2008, respectively.

Income earned on securities for the three months ended June 30, 2009 and 2008, is as follows:

(In thousands)	2009	2008

Taxable
Held-to-maturity	$828	$813
Available-for-sale	7,148	9,698

Non-taxable
Held-to-maturity	3,683	3,094
Available-for-sale	14	19

Total	$11,673	$13,624

Maturities of investment securities at June 30, 2009, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$6,667	$6,687	$7,602	$7,671
After one through five years	182,018	182,569	39,093	39,301
After five through ten years	90,762	90,893	154,696	155,927
After ten years	73,474	72,872	795	818
Other securities	--	--	73,872	74,231

Total	$352,921	$353,021	$276,058	$277,948

Gross realized gains of $144,000 were recognized from the sale of securities for the six-month period ended June 30, 2009, with no realized gains for the six-month period ended June 30, 2008.  There were no realized losses over the same periods.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:    LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

	June 30,	December 31,
(In thousands)	2009	2008

Consumer
Credit cards	$168,897	$169,615
Student loans	139,928	111,584
Other consumer	142,040	138,145
Total consumer	450,865	419,344
Real Estate
Construction	197,336	224,924
Single family residential	401,447	409,540
Other commercial	601,217	584,843
Total real estate	1,200,000	1,219,307
Commercial
Commercial	182,064	192,496
Agricultural	96,526	88,233
Financial institutions	3,598	3,471
Total commercial	282,188	284,200
Other	10,407	10,223

Total loans before allowance for loan losses	$1,943,460	$1,933,074

As of June 30, 2009, credit card loans, which are unsecured, were $168,897,000 or 8.7% of total loans, versus $169,615,000, or 8.8% of total loans at December 31, 2008.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At June 30, 2009, and December 31, 2008, impaired loans, net of Government guarantees, totaled $36,100,000 and $15,689,000, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $5,685,000 at June 30, 2009, and $4,238,000 at December 31, 2008.  During the second quarter of 2009, the Company made adjustments to its methodology in the evaluation of the collectability of loans, which added quantitative factors to the internal and external influences used in determining the credit quality of loans and the allocation of the allowance.  This adjustment in methodology resulted in an addition to impaired loans from classified loans and a redistribution of allocated and unallocated reserves.  Approximately $242,000 and $60,000 of interest income was recognized on average impaired loans of $27,203,000 and $14,264,000 as of June 30, 2009 and 2008, respectively.  Interest recognized on impaired loans on a cash basis during the first six months of 2009 and 2008 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2009	2008

Balance, beginning of year	$25,841	$25,303
Additions
Provision charged to expense	4,760	3,681
	30,601	28,984
Deductions
Losses charged to allowance, net of recoveries
of $2,104 and $923 for the first six months of
2009 and 2008, respectively	5,569	3,232

Balance, June 30	$25,032	25,752

Additions
Provision charged to expense		4,965
		30,717
Deductions
Losses charged to allowance, net of recoveries
of $1,215 for the last six months of 2008		4,876

Balance, end of year		$25,841

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at June 30, 2009, and December 31, 2008, were as follows:

	June 30,	December 31,
(In thousands)	2009	2008

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(4,650)	(4,247)

Net core deposit premiums	$2,172	$2,575

Core deposit premium amortization expense recorded for the six months ended June 30, 2009 and 2008, was $403,000 and $404,000, respectively.  The Company’s estimated amortization expense for the remainder of 2009 is $399,000, and for each of the following four years is:  2010 – $702,000; 2011 – $451,000; 2012 – $321,000; and 2013 – $268,000.

NOTE 5:    TIME DEPOSITS

Time deposits include approximately $396,612,000 and $418,394,000 of certificates of deposit of $100,000 or more at June 30, 2009, and December 31, 2008, respectively.

NOTE 6:            INCOME TAXES

The provision for income taxes is comprised of the following components:

	June 30,	June 30,
(In thousands)	2009	2008

Income taxes currently payable	$2,901	$6,539
Deferred income taxes	861	233

Provision for income taxes	$3,762	$6,772

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,	December 31,
(In thousands)	2009	2008

Deferred tax assets
Allowance for loan losses	$8,826	$9,057
Valuation of foreclosed assets	63	63
Deferred compensation payable	1,497	1,451
FHLB advances	10	14
Vacation compensation	877	866
Loan interest	88	88
Other	328	276
Total deferred tax assets	11,689	11,815
Deferred tax liabilities
Accumulated depreciation	(359)	(406)
Deferred loan fee income and expenses, net	(1,406)	(1,229)
FHLB stock dividends	(591)	(586)
Goodwill and core deposit premium amortization	(9,243)	(8,643)
Available-for-sale securities	(709)	(1,913)
Other	(1,019)	(1,019)
Total deferred tax liabilities	(13,327)	(13,796)

Net deferred tax liabilities included in other
liabilities on balance sheets	$(1,638)	$(1,981)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	June 30,	June 30,
(In thousands)	2009	2008

Computed at the statutory rate (35%)	$5,046	$7,554
(less gain on sale of securities, net of taxes)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	116	339
Tax exempt interest income	(1,359)	(1,158)
Tax exempt earnings on BOLI	(232)	(276)
Other differences, net	191	313
Actual tax provision	$3,762	$6,772

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

NOTE 7:                      SHORT-TERM AND LONG-TERM DEBT

Long-term debt at June 30, 2009, and December 31, 2008, consisted of the following components:

	June 30,	December 31,
(In thousands)	2009	2008
FHLB advances, due 2009 to 2033, 2.02% to 8.41%
secured by residential real estate loans	$131,796	$127,741
Trust preferred securities, due 12/30/2033,
fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
floating rate of 2.80% above the three-month LIBOR
reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310
	$162,726	$158,671

At June 30, 2009, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

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

Aggregate annual maturities of long-term debt at June 30, 2009, are:

		Annual
(In thousands)	Year	Maturities

	2009	$4,310
	2010	28,908
	2011	43,653
	2012	6,220
	2013	11,575
	Thereafter	68,060

	Total	$162,726

NOTE 8:    CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

The Company or its subsidiaries remain the subject of the following lawsuit asserting claims against the Company or its subsidiaries.  On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans.  The Company was later added as a party defendant.  The plaintiffs are seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company and the banks have filed Motions to Dismiss.  The plaintiffs were granted additional time to discover any evidence for litigation, and have submitted such findings.  At the hearing on the Motions for Summary Judgment, the Court dismissed Simmons First National Bank due to lack of venue.  Venue has been changed to Jefferson County for the Company and Simmons First Bank of South Arkansas. Non-binding mediation failed on June 24, 2008.  A pretrial was conducted on July 24, 2008.  Several dispositive motions previously filed were heard on April 9, 2009, and arguments were presented on June 22, 2009.  On July 10, 2009, the Court issued its Order dismissing five claims, leaving only a single claim for further pursuit in this matter.  Jury trial is set for two weeks beginning on November 2, 2009.  At this time, no basis for any material liability has been identified.  The Company and the bank continue to vigorously defend the claims asserted in the suit.

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

The Company notified the Treasury on July 7, 2009, that it will not participate in the CPP; therefore, the Company will not issue preferred stock or common stock warrants to the Treasury.  For further discussion on the CPP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview – U.S. Treasury’s Capital Purchase Program” included elsewhere in this report.

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

NOTE 10:    UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At June 30, 2009, the bank subsidiaries had approximately $10.7 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of June 30, 2009, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 14.84% at June 30, 2009.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the six months ended June, 2009:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2009	451,673	$20.46	36,925	$28.28
Granted	--	--	27,915	25.15
Stock Options Exercised	(45,200)	12.20	--	--
Stock Awards Vested	--	--	(11,952)	26.97
Forfeited/Expired	(15,190)	17.06	--	--

Balance, June 30, 2009	391,283	$21.54	52,888	$26.92
Exercisable, June 30, 2009	305,811	$19.44

The following table summarizes information about stock options under the plans outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.56 to $12.13	132,080	1.8 years	$12.10	132,080	$12.10
$15.35 to $16.32	7,153	2.4 years	$15.99	7,153	$15.99
$23.78 to $24.50	93,900	5.4 years	$24.05	93,900	$24.05
$26.19 to $27.67	56,940	6.8 years	$26.20	36,140	$26.21
$28.42 to $28.42	53,060	7.9 years	$28.42	26,780	$28.42
$30.31 to $30.31	48,150	8.9 years	$30.31	9,758	$30.31

Stock-based compensation expense totaled $343,909 and $381,708 during the six months ended June 30, 2009 and 2008, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $509,143 at June 30, 2009.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.63 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $1,374,365 at June 30, 2009.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.80 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at June 30, 2009, were $2.0 million and $2.2 million, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $26.72 as of June 30, 2009, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the six months ended June 30, 2009 and 2008, were $656,000 and $1.2 million, respectively.

NOTE 12:    ADDITIONAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
(In thousands)	2009	2008

Interest paid	$22,411	$34,734
Income taxes paid	2,191	6,526
Transfers of loans to other real estate	4,482	4,480
Post-retirement benefit liability established
upon adoption of EITF 06-4	--	1,174

NOTE 13:    OTHER OPERATING EXPENSE

Other operating expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Professional services	$598	$570	$1,535	$1,329
Postage	556	581	1,179	1,181
Telephone	522	412	1,051	892
Credit card expense	1,225	1,143	2,498	2,282
Operating supplies	351	415	747	875
Amortization of core deposit premiums	202	202	403	404
Visa litigation liability reversal	--	--	--	(1,220)
Other expense	2,825	2,977	5,906	6,048

Total other operating expenses	$6,279	$6,300	$13,319	$11,791

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

At June 30, 2009, the Company had outstanding commitments to extend credit aggregating approximately $313,311,000 and $438,814,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2008, the Company had outstanding commitments to extend credit aggregating approximately $247,969,000 and $422,127,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,081,000 and $10,186,000 at June 30, 2009, and December 31, 2008, respectively, with terms ranging from 90 days to three years.  At June 30, 2009, the Company had no deferred revenue under standby letter of credit agreements.  At December 31, 2008, the Company’s deferred revenue under standby letter of credit agreements was approximately $52,000.

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

Following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2009
Available-for-sale securities	$277,948	$61,657	$216,291	$--
Assets held in trading accounts	6,051	5,115	936	--

December 31, 2008
Available-for-sale securities	458,833	85,536	373,297	--
Assets held in trading accounts	5,754	4,850	904	--

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and liabilities measured at fair value on a nonrecurring basis include the following:

Impaired loans – Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  Impaired loans, net of Government guarantees and specific allowance, were $30,415,000 as of June 30, 2009.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At June 30, 2009, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a non-recurring basis as of June 30, 2009 and December 31, 2008.

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2009
Impaired loans	$30,415	$--	$--	$30,415

December 31, 2008
Impaired loans	11,451	--	--	11,451

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure in annual financial statements of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, posted April 9, 2009, amends SFAS 107 to require disclosures about fair value of financial instruments for interim reporting periods.  The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents – The carrying amount for cash and cash equivalents approximates fair value.

Held-to-maturity securities – Fair values for held-to-maturity securities equal quoted market prices, if available.  If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

Loans – The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits – The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date (i.e., their carrying amount).  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

Federal Funds purchased, securities sold under agreement to repurchase and short-term debt – The carrying amount for Federal funds purchased, securities sold under agreement to repurchase and short-term debt are a reasonable estimate of fair value.

Long-term debt – Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Extend Credit, Letters of Credit and Lines of Credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

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

	30-Jun-09		31-Dec-08
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$114,577	$114,577	$139,536	$139,356
Held-to-maturity securities	352,921	353,021	187,301	187,320
Mortgage loans held for sale	14,868	14,868	10,336	10,336
Interest receivable	18,131	18,131	20,930	20,930
Loans, net	1,918,428	1,914,080	1,907,233	1,904,421

Financial liabilities
Non-interest bearing transaction accounts	324,686	324,686	334,998	334,998
Interest bearing transaction accounts and
savings deposits	1,065,646	1,065,646	1,026,824	1,026,824
Time deposits	928,812	932,650	974,511	977,789
Federal funds purchased and securities
sold under agreements to repurchase	98,146	98,146	115,449	115,449
Short-term debt	2,647	2,647	1,112	1,112
Long-term debt	162,726	176,983	158,671	173,046
Interest payable	3,505	3,505	4,579	4,579

The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008 and statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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
August 10, 2009

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Simmons First National Corporation recorded net income of $5,509,000 for the three-months ended June 30, 2009, a $485,000 decrease from the same period in 2008.  Diluted earnings per share decreased $0.03, or 7.1%, to $0.39 for the three-months ended June 30, 2009.  The decrease in earnings is primarily attributable to $2.4 million increase in deposit insurance as a result of the FDIC’s industry-wide special assessment and increases in its general assessment.  The after-tax impact to quarterly earnings from the deposit insurance increases was $1.5 million, or $0.11 diluted earnings per share. See Non-Interest Expense section for additional information on deposit insurance.

Net income for the six-month period ended June 30, 2009, was $10,745,000, or $0.76 diluted earnings per share, compared to $14,810,000, or $1.05 per share for the same period in 2008.  Core earnings (non-GAAP) (net income excluding nonrecurring items {Visa litigation expense reversal and gain from the cash proceeds on mandatory Visa stock redemption}) for the six-months ended June 30, 2009 and 2008, were $10,745,000 and $12,252,000, respectively.  Diluted core earnings per share for these same periods were $0.76 and $0.87, respectively, a decrease of $0.11 per share, or 12.64%.

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

The allowance for loan losses as a percent of total loans was 1.29% as of June 30, 2009.  Non-performing loans equaled 1.02% of total loans.  Non-performing assets were 0.86% of total assets, up 22 basis points from year end.  The allowance for loan losses was 126% of non-performing loans. The Company’s annualized net charge-offs to total loans for the second quarter of 2009 was 0.44%.  Excluding credit cards, the annualized net charge-offs to total loans for the second quarter was 0.22%.  Annualized net credit card charge-offs to total credit card loans for the second quarter were 2.83%, an increase of 19 basis points from the previous quarter, yet more than 750 basis points below the most recently published credit card charge-off industry average.  The Company does not own any securities backed by subprime mortgage assets, and has no mortgage loan products that target subprime borrowers.

Total assets for the Company at June 30, 2009, were $2.898 billion, a decrease of $25.3 million, or 0.9%, from December 31, 2008.  Stockholders’ equity as of June 30, 2008 was $292.2 million, an increase of $3.4 million, or approximately 1.2%, from December 31, 2008.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 88 offices, of which 84 are financial centers, located in 47 communities.

U.S. Treasury’s Capital Purchase Program

On October 29, 2008, the U.S. Department of the Treasury (“Treasury”) gave the Company approval to participate in the Troubled Asset Relief Program – Capital Purchase Program (“CPP”), designed to provide additional capital to healthy financial institutions, thereby increasing confidence in our banking industry and encouraging increased lending.  On January 6, 2009, the Treasury amended its approval to allow the Company to participate in the CPP at a level up to $59.7 million.  At a Special Meeting of Shareholders held on February 27, 2009, the Company’s shareholders voted to amend the Articles of Incorporation to authorize the issuance of preferred shares and common stock warrants required for participation in the CPP.

Approximately 600 banks nationwide have participated in the CPP.  The Company was the thirty-second bank in the country to be approved.  The Company’s original plans were to issue the shares under the CPP on March 27, 2009.  However, due to the continued ambiguity resulting from changes being proposed by Congress, the Company requested and was granted an extension by the Treasury due to the ambiguity and uncertainty regarding the ability to repay the funds at the time of its choosing.

On July 7, 2009, management notified the Treasury that the Company would not participate in the CPP.  After careful consideration and analysis, the Company believes there has been considerable improvement in the economic indicators since October 2008.  The Arkansas economy is doing well relative to many other geographic regions of the country, and the Company continues to have strong asset quality, liquidity and capital.  Accordingly, the Company does not believe its participation in the CPP is necessary nor in the best interest of the Company’s shareholders.  While the Company has chosen not to participate, the Company believes the CPP has served the original purpose of the Treasury.

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

The Company’s practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of the Company’s loan portfolio and approximately 80% of the Company’s time deposits have repriced in one year or less.  However, due to the extremely low interest rate environment, approximately 89% of the Company’s time deposits as of June 30, 2009, are scheduled to reprice within one year.

Net Interest Income Quarter-to-Date Analysis

For the three-month period ended June 30, 2009, net interest income on a fully taxable equivalent basis was $24.9 million, an increase of $816,000, or 3.4%, over the same period in 2008.  The increase in net interest income was the result of a $6.2 million decrease in interest expense offset by a $5.4 million decrease in interest income.

The $6.2 million decrease in interest expense is the result of a 112 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a shift in the Company’s mix of interest bearing deposits.  The lower interest rates accounted for a $5.9 million decrease in interest expense.  The most significant component of this decrease was the $3.2 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 134 basis points from 3.88% to 2.54%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $2.4 million decrease in interest expense, with the average rate decreasing by 90 basis points from 1.61% to 0.71%.  Although the level of average interest bearing liabilities increased by slightly by $21.5 million due to internal growth, interest expense due to volume decreased as a result of a change in deposit mix (higher costing time deposits declined while lower costing transaction accounts increased).

The $5.4 million decrease in interest income primarily is the result of a 93 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, offset by a $52 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for a $7.1 million decrease in interest income.  The most significant component of this decrease was the $4.0 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 87 basis points from 6.72% to 5.85%.  The growth in average interest earning assets resulted in a $1.7 million improvement in interest income.  The growth in average loans accounted for $887,000 of this increase, while the growth in investment securities resulted in $1.0 million of the increase.

Net Interest Income Year-to-Date Analysis

For the six-month period ended June 30, 2009, net interest income on a fully taxable equivalent basis was $49.4 million, an increase of $1.6 million, or 3.3%, over the same period in 2008.  The increase in net interest income was the result of a $12.3 million decrease in interest expense offset by a $10.8 million decrease in interest income.

The $12.3 million decrease in interest expense is the result of a 119 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a shift in the Company’s mix of interest bearing deposits.  The lower interest rates accounted for a $12.0 million decrease in interest expense. The most significant component of this decrease was the $6.9 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 141 basis points from 4.13% to 2.72%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $3.9 million decrease in interest expense, with the average rate decreasing by 77 basis points from 1.62% to 0.85%.  Lower rates on federal funds purchased and other debt resulted in an additional $1.1 million decrease in interest expense, with the average rate paid on debt decreasing by 72 basis points from 3.60% to 2.88%.  Although the level of average interest bearing liabilities increased by $87.4 million, primarily due to $68.2 million of internal deposit growth, interest expense due to volume decreased as a result of a change in deposit mix (higher costing time deposits declined while lower costing transaction accounts increased).

The $10.8 million decrease in interest income primarily is the result of a 107 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, offset by a $118.9 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for a $15.3 million decrease in interest income.  The most significant component of this decrease was the $10.2 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 106 basis points from 6.98% to 5.92%.  The growth in average interest earning assets resulted in a $4.5 million improvement in interest income.  The growth in average loans accounted for $2.2 million of this increase, the growth in investment securities resulted in $2.6 million of the increase, offset slightly by a decline in short-term investments.

Net Interest Margin

The Company’s net interest margin increased 4 basis points to 3.71% for the three-month period ended June 30, 2009, when compared to 3.67% for the same period in 2008.  For the six-month period ended June 30, 2009, net interest margin decreased 4 basis points to 3.70%, when compared to 3.74% for the same period in 2008.  Based on its current pricing model, considering investment portfolio maturities and call projections, the Company continues to anticipate flat to slight margin compression for the remainder of 2009.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2009 versus June 30, 2008.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Interest income	$33,557	$39,140	$68,450	$79,571
FTE adjustment	1,203	1,009	2,329	1,986
Interest income – FTE	34,760	40,149	70,779	81,557
Interest expense	9,837	16,042	21,337	33,681

Net interest income – FTE	$24,923	$24,107	$49,442	$47,876

Yield on earning assets – FTE	5.18%	6.11%	5.29%	6.36%
Cost of interest bearing liabilities	1.72%	2.84%	1.87%	2.98%
Net interest spread – FTE	3.46%	3.27%	3.42%	3.38%
Net interest margin – FTE	3.71%	3.67%	3.70%	3.74%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2009 vs. 2008	2009 vs. 2008

Increase due to change in earning assets	$1,693	$4,494
Decrease due to change in earning asset yields	(7,082)	(15,272)
Increase due to change in interest
bearing liabilities	334	362
Increase due to change in interest rates
paid on interest bearing liabilities	5,871	11,982

Increase in net interest income	$816	$1,566

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2009 and 2008.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$44,946	$70	0.62	$85,578	$487	2.29
Federal funds sold	9,355	14	0.60	55,543	285	2.06
Investment securities - taxable	499,475	3,313	2.66	458,555	5,469	4.80
Investment securities - non-taxable	193,725	3,093	6.40	157,917	2,538	6.46
Mortgage loans held for sale	16,316	195	4.79	8,740	113	5.20
Assets held in trading accounts	5,981	5	0.34	5,747	41	2.87
Loans	1,923,787	28,070	5.85	1,869,369	31,216	6.72
Total interest earning assets	2,693,585	34,760	5.18	2,641,449	40,149	6.11
Non-earning assets	244,960			253,724
Total assets	$2,938,545			$2,895,173

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$1,081,416	$1,926	0.71	$972,687	$3,899	1.61
Time deposits	942,104	5,975	2.54	1,037,151	10,006	3.88
Total interest bearing deposits	2,023,520	7,901	1.57	2,009,838	13,905	2.78
Federal funds purchased and
securities sold under agreement
to repurchase	106,288	182	0.69	110,646	463	1.68
Other borrowed funds
Short-term debt	1,802	6	1.34	2,791	19	2.74
Long-term debt	161,065	1,748	4.35	147,948	1,655	4.50
Total interest bearing liabilities	2,292,675	9,837	1.72	2,271,223	16,042	2.84
Non-interest bearing liabilities
Non-interest bearing deposits	328,036			318,978
Other liabilities	22,566			21,935
Total liabilities	2,643,277			2,612,136
Stockholders’ equity	295,268			283,037
Total liabilities and
stockholders’ equity	$2,938,545			$2,895,173
Net interest spread			3.46			3.27
Net interest margin		$24,923	3.71		$24,107	3.67

	Six Months Ended June 30
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$49,502	$148	0.60	$70,981	$875	2.48
Federal funds sold	4,920	15	0.61	45,502	540	2.39
Investment securities - taxable	518,195	7,975	3.10	437,030	10,512	4.84
Investment securities - non-taxable	183,279	5,917	6.51	154,707	4,980	6.47
Mortgage loans held for sale	15,023	353	4.74	8,107	226	5.61
Assets held in trading accounts	5,097	10	0.40	5,739	42	1.47
Loans	1,920,519	56,361	5.92	1,855,566	64,382	6.98
Total interest earning assets	2,696,535	70,779	5.29	2,577,632	81,557	6.36
Non-earning assets	247,420			253,113
Total assets	$2,943,955			$2,830,745

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$1,067,025	$4,495	0.85	$888,064	$7,163	1.62
Time deposits	957,745	12,909	2.72	1,068,586	21,929	4.13
Total interest bearing deposits	2,024,770	17,404	1.73	1,956,650	29,092	2.99
Federal funds purchased and
securities sold under agreement
to repurchase	113,067	425	0.76	118,552	1,385	2.35
Other borrowed funds
Short-term debt	1,748	12	1.38	2,253	38	3.39
Long-term debt	160,879	3,496	4.38	135,584	3,166	4.70
Total interest bearing liabilities	2,300,464	21,337	1.87	2,213,039	33,681	3.06
Non-interest bearing liabilities
Non-interest bearing deposits	327,643			314,193
Other liabilities	21,835			23,052
Total liabilities	2,649,942			2,550,284
Stockholders’ equity	294,013			280,461
Total liabilities and
stockholders’ equity	$2,943,955			$2,830,745
Net interest spread			3.42			3.30
Net interest margin		$49,442	3.70		$47,876	3.74

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and six-month period ended June 30, 2009, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 over 2008			2009 over 2008
		Yield/			Yield/
(In thousands, on a fully taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$(165)	$(252)	$(417)	$(208)	$(519)	$(727)
Federal funds sold	(146)	(125)	(271)	(287)	(238)	(525)
Investment securities - taxable	452	(2,608)	(2,156)	1,713	(4,250)	(2,537)
Investment securities - non-taxable	571	(16)	555	922	15	937
Mortgage loans held for sale	92	(10)	82	168	(41)	127
Assets held in trading accounts	2	(38)	(36)	(4)	(28)	(32)
Loans	887	(4,033)	(3,146)	2,190	(10,211)	(8,021)

Total	1,693	(7,082)	(5,389)	4,494	(15,272)	(10,778)

Interest expense
Interest bearing transaction and
savings accounts	395	(2,368)	(1,973)	1,239	(3,907)	(2,668)
Time deposits	(851)	(3,180)	(4,031)	(2,094)	(6,926)	(9,020)
Federal funds purchased
and securities sold under
agreements to repurchase	(17)	(264)	(281)	(61)	(899)	(960)
Other borrowed funds
Short-term debt	(6)	(7)	(13)	(7)	(19)	(26)
Long-term debt	145	(52)	93	561	(231)	330
Total	(334)	(5,871)	(6,205)	(362)	(11,982)	(12,344)
Increase (decrease) in net
interest income	$2,027	$(1,211)	$(816)	$4,856	$(3,290)	$1,566

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

The provision for loan losses for the three-month period ended June 30, 2009, was $2.6 million, compared to $2.2 million for the three-month period ended June 30, 2008, an increase of $408,000. The provision for loan losses for the six-month period ended June 30, 2009, was $4.8 million, compared to $3.7 million for the six-month period ended June 30, 2008, an increase of $1.1 million. The provision increase was primarily due to an increase in net loan charge-offs, an increase in non-performing loans and a continued deterioration in the real estate market in the Northwest Arkansas region.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $13.3 million for the three-month period ended June 30, 2009, an increase of $1.6 million, or 13.5%, compared to $11.7 million for the same period in 2008.  For the six-months ended June 30, 2009, non-interest income was $24.8 million compared to $26.7 million reported for the same period ended June 30, 2008.  The decrease in non-interest income for the six-months ended June 30 was due to the nonrecurring $3.0 million gain in the first quarter of 2008 from cash proceeds received on the mandatory partial redemption of the Company’s equity interest in Visa.  Excluding the gain on Visa shares, non-interest income increased $1.0 million, or 4.3%, in the first six-months of 2009 from the comparable period in 2008.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, as well as changes in 2009 from 2008.

Table 5:  Non-Interest Income

	Three Months Ended June 30		2009 Change from		Six Months Ended June 30		2009 Change from
(In thousands)	2009	2008	2008		2009	2008	2008
Trust income	$1,223	$1,450	$(227)	-15.66%	$2,549	$3,098	$(549)	-17.72%
Service charges on
deposit accounts	4,571	3,691	880	23.84	8,298	7,125	1,173	16.46
Other service charges and fees	646	621	25	4.03	1,392	1,374	18	1.31
Income on sale of mortgage loans,
net of commissions	1,361	760	601	79.08	2,400	1,482	918	61.94
Income on investment banking,
net of commissions	675	199	476	239.2	1,086	648	438	67.59
Credit card fees	3,597	3,480	117	3.36	6,750	6,653	97	1.46
Premiums on sale of student loans	286	507	(221)	-43.59	286	1,132	(846)	-74.73
Bank owned life insurance income	299	425	(126)	-29.65	677	787	(110)	-13.98
Gain on mandatory partial
redemption of Visa shares	--	--	--	--	--	2,973	(2,973)	-100
Other income	556	587	(31)	-5.28	1,235	1,440	(205)	-14.24
Gain on sale of securities, net	90	--	90	--	90	--	90	--
Total non-interest income	$13,304	$11,720	$1,584	13.52%	$24,763	$26,712	$(1,949)	-7.30%

Recurring fee income for the three-month period ended June 30, 2009, was $10.0 million, an increase of $795,000 from the three-month period ended June 30, 2008.  Recurring fee income for the six-month period ended June 30, 2009, was $19.0 million, an increase of $739,000 from the six-month period ended June 30, 2008.  The improvement in recurring fee income primarily resulted from increases in service charges on deposit accounts, partially offset by decreases in trust income.   Trust income decreased by $227,000 and $549,000, respectively, for the three-months and six-months ended June 30, due primarily to depressed market values and declines in the overall stock market, since trust fees are generally based on the market value of customer accounts.  Service charges on deposit accounts increased by $880,000 and $1.2 million, respectively, for the three-months and six-months ended June 30, due primarily to improvements in fee structure and core deposit growth.

Income on sale of mortgage loans increased by $601,000 and $918,000, respectively, for the three and six-months ended June 30, 2009, compared to the same periods in 2008.  This improvement was primarily due to lower mortgage rates leading to a significant increase in residential refinancing volume.

Premiums on sale of student loans decreased by $221,000 and $846,000, respectively, for the three and six-months ended June 30, 2009, compared to the same periods in 2008.  The decrease was due to a lack of sales of student loans during the first six-months of 2009.  The student loan industry is going through major challenges related to secondary market liquidity.  The current liquidity of the secondary market has effectively disappeared; therefore, the Company is currently unable to sell student loans at a premium.  For the immediate future, it is the Company’s intention, and we have the liquidity, to continue to fund new loans and hold those loans that normally would be sold into the secondary market through the 2008-2009 school year.  In July 2008, the United States Department of Education announced a one-year program to create temporary stability and liquidity in the student loan market.  The Company sold one package of student loans into the Government program during the second quarter of 2009, generating $286,000 of non-interest income.  During the third quarter of 2009, the Company expects to sell into the Government program all remaining student loans originated and fully funded during the 2008-2009 school year.  Under the terms of the Government program, the loans are sold at par plus reimbursement of the 1% lender fee and a premium of $75 per loan.  The Company expects to record approximately $1.8 million in premiums on sale of student loans during the third quarter of 2009 when the loans are sold.

The Company realized gross gains of $144,000 on the sale of securities during the three and six-months ended June 30, 2009, with no realized gains for the three and six-month periods ended June 30, 2008.  There were no realized losses over the same periods.

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

Non-interest expense for the three-month and six-month periods ended June 30, 2009, was $27.0 million and $52.6 million, an increase of $2.7 million, or 11.3%, and $5.3 million, or 11.1%, from the same periods in 2008.  Included in non-interest expense for the first quarter of 2008 was a $1.2 million nonrecurring item related to the reversal of the Company’s portion of Visa’s contingent litigation liabilities that was originally recorded in the fourth quarter of 2007.  This liability represented the Company’s share of legal judgments and settlements related to Visa’s litigation, which was satisfied by the $3 billion escrow account funded by the proceeds from Visa’s IPO, which was completed during the quarter ended March 31, 2008.

Deposit insurance expense for the three-month and six-month periods ended June 30, 2009, increased by $2.4 million and $2.9 million, respectively, from the same periods in 2008. Deposit insurance expense during the second quarter of 2009 increased $2.0 million compared to the first quarter of 2009.  The increases in deposit insurance expense were due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009.  The increase in deposit insurance expense during the six-months ended June 30, 2009, compared to the same period a year ago was also partly related to the Company’s utilization of available credits to offset assessments during the first six months of 2008.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  The special assessment is part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”).  Deposit insurance expense during the three and six-months ended June 30, 2009, included a $1.4 million accrual related to the special assessment.  The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero.  Any additional special assessment would also be capped at 10 basis points of domestic deposits. The Company cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors which are beyond the Company’s control.

When normalized for both the nonrecurring Visa litigation liability reversal and the increase in deposit insurance expense, non-interest expense for the six-month period ended June 30, 2009, increased by 2.4% over the same period in 2008.

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

Table 6 below shows non-interest expense for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, as well as changes in 2009 from 2008.

Table 6:  Non-Interest Expense

	Three Months		2009		Six Months		2009
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2009	2008	2008		2009	2008	2008
Salaries and employee benefits	$14,674	$14,433	$241	1.67%	$29,257	$28,641	$616	2.15%
Occupancy expense, net	1,824	1,804	20	1.11	3,713	3,615	98	2.71
Furniture and equipment expense	1,527	1,472	55	3.74	3,070	2,962	108	3.65
Other real estate and
foreclosure expense	90	87	3	3.45	160	129	31	24.03
Deposit insurance	2,557	113	2,444	2162.83	3,090	201	2,889	1437.31
Other operating expenses
Professional services	598	570	28	4.91	1,535	1,329	206	15.5
Postage	556	581	(25)	-4.3	1,179	1,181	(2)	-0.17
Telephone	522	412	110	26.7	1,051	892	159	17.83
Credit card expenses	1,225	1,143	82	7.17	2,498	2,282	216	9.47
Operating supplies	351	415	(64)	-15.42	747	875	(128)	-14.63
Amortization of intangibles	202	202	--	--	403	404	(1)	-0.25
Visa litigation liability reversal	--	--	--	--	--	(1,220)	1,220	-100
Other expense	2,825	2,977	(152)	-5.11	5,906	6,048	(142)	-2.35

Total non-interest expense	$26,951	$24,209	$2,742	11.33%	$52,609	$47,339	$5,270	11.13%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.924 billion and $1.869 billion during the first six months of 2009 and 2008, respectively.  As of June 30, 2009, total loans were $1.943 billion, an increase of $10.4 million from December 31, 2008.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $450.9 million at June 30, 2009, or 23.2% of total loans, compared to $419.3 million, or 21.7% of total loans at December 31, 2008.  The consumer loan increase from December 31, 2008, to June 30, 2009, is primarily due to the increase in the loans held in the student loan portfolio resulting from the current lack of a secondary market.

The student loan portfolio balance at June 30, 2009, was $139.9 million, compared to $111.6 million at December 31, 2008, an increase of $28.3 million, or 25.4%, from December 31, 2008.  The Company expects to sell approximately $60 million of student loans to the Government during the third quarter of 2009 (the remainder of the student loans made during the 2008-2009 school year). See Non-Interest Income section for additional information.  The Company also expects to fund an additional $30 million through our normal student loan funding process during the third quarter of 2009.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.200 billion at June 30, 2009, or 61.8% of total loans, compared to the $1.219 billion, or 63.1% of total loans at December 31, 2008.  Commercial real estate loans increased by $16.4 million, or 2.7%, from December 31, 2008, to June 30, 2009, primarily due to the permanent financing of completed projects previously included in the construction and development loan category.  Construction and development loans decreased by $27.6 million, or 12.2%, from December 31, 2008 to June 30, 2009.  Construction and development loans represent only 10.1% of the total loan portfolio.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $282.2 million at June 30, 2009, or 14.5% of total loans, compared to $284.2 million, or 14.7% of total loans at December 31, 2008.  The commercial loan decrease is primarily due to softening commercial loan demand, offset by an increase in agricultural loans due to seasonality in the agricultural loan portfolio.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

	June 30,	December 31,
(In thousands)	2009	2008

Consumer
Credit cards	$168,897	$169,615
Student loans	139,928	111,584
Other consumer	142,040	138,145
Total consumer	450,865	419,344
Real Estate
Construction	197,336	224,924
Single family residential	401,447	409,540
Other commercial	601,217	584,843
Total real estate	1,200,000	1,219,307
Commercial
Commercial	182,064	192,496
Agricultural	96,526	88,233
Financial institutions	3,598	3,471
Total commercial	282,188	284,200
Other	10,407	10,223

Total loans before allowance for loan losses	$1,943,460	$1,933,074

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

Historically, the Company has sold its student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, with the banking industry no longer able to access the secondary market, and because the Government program only purchases current year production, we are required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest of principal is 90 days past due.  Approximately $2.4 million of Government guaranteed student loans became over 90 days past due during the quarter ending June 30, 2009.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest. Although these student loans remain Government guaranteed, because they are over 90 days past due they will impact the Company’s non-performing asset ratios.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8:  Non-performing Assets

	June 30,	December 31,
($ in thousands)	2009	2008

Nonaccrual loans	$16,345	$14,358
Loans past due 90 days or more
(principal or interest payments):
Government guaranteed student loans (1)	2,371	--
Other loans	1,147	1,292
Total loans past due 90 days or more	3,518	1,292
Total non-performing loans	19,863	15,650

Other non-performing assets:
Foreclosed assets held for sale	5,147	2,995
Other non-performing assets	17	12
Total other non-performing assets	5,164	3,007

Total non-performing assets	$25,027	$18,657

Allowance for loan losses to
non-performing loans	126.02%	165.12%
Non-performing loans to total loans	1.02%	0.81%
Non-performing loans to total loans
(excluding Government guaranteed student loans) (1)	0.90%	0.81%
Non-performing assets to total assets	0.86%	0.64%
Non-performing assets to total assets
(excluding Government guaranteed student loans) (1)	0.78%	0.64%

(1)
Student loans past due 90 days or more are included in non-performing loans.  Student loans are Government guaranteed and will be purchased at 97% of principal and accrued interest when they exceed 270 days past due; therefore, non-performing ratios have been calculated excluding these loans.

There was no interest income on the nonaccrual loans recorded for the six-month periods ended June 30, 2009 and 2008.

At June 30, 2009, impaired loans, net of Government guarantees, were $36.1 million compared to $15.7 million at December 31, 2008.  Impaired loans at June 30, 2009, include $2.4 million of Government guaranteed student loans.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

Allocations for Classified Assets with no Specific Allocation

The Company establishes allocations for loans rated “watch” through “doubtful” based upon analysis of historical loss experience by category.  A percentage rate is applied to each of these loan categories to determine the level of dollar allocation.  During the second quarter of 2009, the Company made adjustments to its methodology in the evaluation of the collectability of loans, which added quantitative factors to the internal and external influences used in determining the credit quality of loans and the allocation of the allowance.  This adjustment in methodology resulted in an addition to impaired loans from classified loans and a redistribution of allocated and unallocated reserves.

It is likely that the methodology will continue to evolve over time.  Allocated reserves are presented in Table 10 below detailing the components of the allowance for loan losses.

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

Unallocated Portion

Allowance allocations other than specific, classified and general for the Company are included in unallocated.  While allocations are made for loans based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio.  Factors to consider include national and state economic conditions such as increases in unemployment, the recent real estate lending crisis, the volatility in the stock market and the unknown impact of the Economic Stimulus package.  The unallocated reserve addresses inherent probable losses not included elsewhere in the allowance for loan losses.  The decrease in the unallocated portion of the reserve was due to allocations for higher historical losses and a higher percentage allocated to qualitative factors for internal and external influences.  While calculating allocated reserve, the unallocated reserve supports uncertainties within the loan portfolio.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9:  Allowance for Loan Losses

(In thousands)	2009	2008

Balance, beginning of year	$25,841	$25,303

Loans charged off
Credit card	2,620	1,756
Other consumer	1,058	949
Real estate	3,086	1,196
Commercial	909	254
Total loans charged off	7,673	4,155

Recoveries of loans previously charged off
Credit card	415	444
Other consumer	404	285
Real estate	845	99
Commercial	440	95
Total recoveries	2,104	923
Net loans charged off	5,569	3,232
Provision for loan losses	4,760	3,681

Balance, June 30	$25,032	$25,752

Loans charged off
Credit card		2,004
Other consumer		1,156
Real estate		1,791
Commercial		1,140
Total loans charged off		6,091

Recoveries of loans previously charged off
Credit card		439
Other consumer		234
Real estate		108
Commercial		434
Total recoveries		1,215
Net loans charged off		4,876
Provision for loan losses		4,965

Balance, end of year		$25,841

Provision for Loan Losses

The amount of provision to the allowance during the three and six-month periods ended June 30, 2009 and 2008, and for the year ended December 31, 2008, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance after considering the factors noted above.

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

As of June 30, 2009, the allowance for loan losses reflects a decrease of approximately $809,000 from December 31, 2008.  This decrease in the allowance is primarily related to decreases in specific allocations for loans secured by assets located in the Northwest Arkansas region, which is also reflected by the decrease in the allocation to real estate loans.  In late 2006 the economy in Northwest Arkansas, particularly in the residential real estate market, started showing signs of deterioration, which caused concerns over the full recoverability of this portion of the Company’s loan portfolio.  The Company continues to monitor the Northwest Arkansas economy and, beginning in the third quarter of 2007, specific credit relationships deteriorated to a level requiring increased general and specific reserves.  These credit relationships continued to deteriorate, and others were identified, prompting special loan loss provisions each quarter, beginning with the second quarter of 2008, consequently increasing the allowance allocation to real estate loans through December 31, 2008.  During the first quarter of 2009, several of these non-performing loans with large specific allocations were charged off, resulting in the decrease in specific allocations to real estate loans as of June 30, 2009.

As of June 30, 2009, the allocation of the allowance for loan losses to credit card loans increased by approximately $1.1 million from December 31, 2008, although credit card loan balances decreased by approximately $718,000 during the period.  Annualized net credit card charge-offs to credit card loans increased from 2.02% at December 31, 2008, to 2.83% at June 30, 2009.  Due to this increase in charge-offs, along with an increase in past due levels, the Company increased the allocation to credit cards.

The unallocated allowance for loan losses is based on the Company’s concerns over the uncertainty of the national economy and the economy in Arkansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  The Company is also cautious regarding the continued softening of the real estate market in Arkansas, specifically in the Northwest Arkansas region.  Although Arkansas’s unemployment rate is lagging behind the national average, it has continued to rise.  Management actively monitors the status of these industries and economic factors as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.  Based on its analysis of loans and external uncertainties, the Company believes the allowance for loan losses is adequate for the period ended June 30, 2009.

The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 10.

Table 10:  Allocation of Allowance for Loan Losses

	June 30, 2009		December 31, 2008
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$5,011	8.7%	$3,957	8.8%
Other consumer	1,643	14.5%	1,325	12.9%
Real estate	9,866	61.8%	11,695	63.1%
Commercial	2,610	14.5%	2,255	14.7%
Other	273	0.5%	209	0.5%
Unallocated	5,629		6,400

Total	$25,032	100.0%	$25,841	100.0%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 84 financial centers as of June 30, 2009.  The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of June 30, 2009, core deposits comprised 82.9% of the Company’s total deposits.

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

The Company’s total deposits as of June 30, 2009, were $2.319 billion, a decrease of $17 million from December 31, 2008.  Non-interest bearing transaction accounts decreased $10.3 million to $324.7 million at June 30, 2009, compared to $335 million at December 31, 2008.

The Company introduced a new high yield investment deposit account during the first quarter of 2008 as part of its strategy to enhance liquidity.  While attracting new customers, the account has also resulted in existing customers moving more volatile, expensive time deposits to the high yield investment account.  Interest bearing transaction and savings accounts were $1.066 billion at June 30, 2009, a $38.8 million increase compared to $1.027 billion on December 31, 2008.  Total time deposits decreased approximately $46 million to $929 million at June 30, 2009, from $975 million at December 31, 2008.

The Company had $27.3 million and $33.2 million of brokered deposits at June 30, 2009, and December 31, 2008, respectively.

LONG-TERM DEBT

The Company’s long-term debt was $162.7 million and $158.7 million at June 30, 2009, and December 31, 2008, respectively.   The outstanding balance for June 30, 2009, includes $131.8 million in FHLB long-term advances and $30.9 million of trust preferred securities.

CAPITAL

Overview

At June 30, 2009, total capital reached $292.2 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At June 30, 2009, the Company’s equity to asset ratio was 10.1% compared to 9.89% at year-end 2008.

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

The Company notified the Treasury on July 7, 2009, that it will not participate in the CPP; therefore, the Company will not issue preferred stock or common stock warrants to the Treasury.  For further discussion on the CPP, see Overview – U.S. Treasury’s Capital Purchase Program.

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

Cash Dividends

The Company declared cash dividends on its common stock of $0.38 per share for the first six months of 2009 compared to $0.38 per share for the first six months of 2008.  In recent years the Company has increased dividends no less than annually, but was required to temporarily suspend dividend increases upon Treasury approval in order to participate in the CPP.  Since the Company has decided not to participate in the CPP, any future decisions to reinstate dividend increases will not require the Treasury’s consent.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  As of June 30, 2009, the Company meets all capital adequacy requirements to which it is subject.

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

The Company's risk-based capital ratios at June 30, 2009, and December 31, 2008, are presented in table 11.

Table 11:  Risk-Based Capital

	June 30,	December 31,
($ in thousands)	2009	2008

Tier 1 capital
Stockholders’ equity	$292,215	$288,792
Trust preferred securities	30,000	30,000
Intangible assets	(51,958)	(53,034)
Unrealized gain on available-
for-sale securities, net of taxes	(1,181)	(3,190)

Total Tier 1 capital	269,076	262,568

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	162	198
Qualifying allowance for loan losses	24,796	24,828

Total Tier 2 capital	24,958	25,026

Total risk-based capital	$294,034	$287,594

Risk weighted assets	$1,981,955	$1,983,654

Assets for leverage ratio	$2,883,021	$2,870,882

Ratios at end of period
Tier 1 leverage ratio	9.33%	9.15%
Tier 1 risk-based capital ratio	13.58%	13.24%
Total risk-based capital ratio	14.84%	14.50%

Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 12:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Net Income	$5,509	$5,994	$10,745	$14,810
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	--	(2,973)
Litigation liability reversal (Visa)	--	--	--	(1,220)
Tax effect (39%)	--	--	--	1,635

Net nonrecurring items	--	--	--	(2,558)

Core earnings (non-GAAP)	$5,509	$5,994	$10,745	$12,252

Diluted earnings per share	$0.39	$0.42	$0.76	$1.05
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	--	(0.21)
Litigation liability reversal (Visa)	--	--	--	(0.09)
Tax effect (39%)	--	--	--	0.12

Net nonrecurring items	--	--	--	(0.18)

Diluted core earnings per share (non-GAAP)	$0.39	$0.42	$0.76	$0.87

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At June 30, 2009, undivided profits of the Company's subsidiaries were approximately $159.3 million, of which approximately $10.7 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of each bank subsidiary monitor these same indicators and make adjustments as needed.  At June 30, 2009, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At June 30, 2009, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 14.2% of total assets, as compared to 21.0% at December 31, 2008.

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

Third, the Company’s affiliate banks have lines of credits available with the FHLB.  While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs.  Approximately $439 million of these lines of credit are currently available, if needed.

Fourth, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 44% of the investment portfolio is classified as available-for-sale.  The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

Table A below presents the Company’s interest rate sensitivity position at June 30, 2009.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$60,621	$--	$--	$--	$--	$--	$--	$60,621
Assets held in trading
accounts	6,051	--	--	--	--	--	--	6,051
Investment securities	167,197	67,239	75,702	85,743	87,791	79,585	67,612	630,869
Mortgage loans held for sale	14,868	--	--	--	--	--	--	14,868
Loans	582,175	246,490	157,963	377,450	245,613	292,045	41,724	1,943,460

Total earning assets	830,912	313,729	233,665	463,193	333,404	371,630	109,336	2,655,869

Interest bearing liabilities
Interest bearing transaction
and savings deposits	706,207	--	--	--	71,888	215,663	71,888	1,065,646
Time deposits	111,000	153,159	259,388	302,083	81,181	21,991	10	928,812
Short-term debt	100,793	--	--	--	--	--	--	100,793
Long-term debt	624	11,569	2,886	24,087	54,029	29,640	39,891	162,726

Total interest bearing liabilities	918,624	164,728	262,274	326,170	207,098	267,294	111,789	2,257,977

Interest rate sensitivity Gap	$(87,712)	$149,001	$(28,609)	$137,023	$126,306	$104,336	$(2,453)	$397,892
Cumulative interest rate
sensitivity Gap	$(87,712)	$61,289	$32,680	$169,703	$296,009	$400,345	$397,892
Cumulative rate sensitive asset
to rate sensitive liabilities	90.5%	105.7%	102.4%	110.2%	115.8%	118.7%	117.6%
Cumulative Gap as a % of
earning assets	-3.3%	2.3%	1.2%	6.4%	11.1%	15.1%	15.0%

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended June 30, 2009.

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The annual shareholders meeting of the Company was held on April 21, 2009.  The matters submitted to the security holders for approval included (1) setting the number of directors at nine (9), (2) the election of nine (9) directors, (3) providing advisory approval of the Company’s executive compensation program and (4) ratification of the Audit and Security Committee’s selection of the accounting firm of BKD, LLP as independent auditors of the Company and its subsidiaries for the year ending December 31, 2009.

(b) At the annual meeting, all nine (9) directors were elected by proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, without any solicitation in opposition thereto.

The following table summarizes the required analysis of the voting by security holders at the annual meeting of shareholders held on April 21, 2009:

Voting of Shares

				Broker
Action	For	Against	Abstain	Non-Votes
Set number of directors
at nine (9)	8,937,766	5,808	6,207	1,688,174

			Withhold	Broker
Election of Directors:	For	Against	Authority	Non-Votes
William E. Clark II	7,822,431	--	1,127,350	1,688,174
Steven A. Cossé	8,859,948	--	89,833	1,688,174
Edward Drilling	8,859,948	--	89,833	1,688,174
George A. Makris, Jr.	8,760,528	--	189,252	1,688,275
J. Thomas May	8,914,801	--	34,980	1,688,174
W. Scott McGeorge	8,859,791	--	89,990	1,688,174
Stanley E. Reed	8,859,948	--	89,833	1,688,174
Harry L. Ryburn	8,859,948	--	89,833	1,688,174
Robert L. Shoptaw	8,914,328	--	35,453	1,688,174

				Broker
Action	For	Against	Abstain	Non-Votes
Provide advisory approval of the
Company’s executive
compensation program	6,686,080	2,152,735	110,965	1,688,175

Ratify the Audit & Security
Committee’s selection of the
accounting firm of BKD, LLP as
independent auditors for the year
ending December 31, 2009	8,824,761	116,556	8,463	1,688,175

Item 6.    Exhibits

Exhibit No.	Description

3.1
Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 0-6253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 10, 2009	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date:	August 10, 2009	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer