Form 10-Q
period 2009-09-30
SIMMONS FIRST NATIONAL CORP
filed 2009-11-02
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2009	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 21, 2009, was 14,045,631.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2009

Part I:               Financial Information
Item 1.              Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30,	December 31,
(In thousands, except share data)	2009	2008
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$54,176	$71,801
Interest bearing balances due from banks	142,714	61,085
Federal funds sold	12,500	6,650
Cash and cash equivalents	209,390	139,536
Investment securities	571,615	646,134
Mortgage loans held for sale	13,355	10,336
Assets held in trading accounts	6,839	5,754
Loans	1,925,101	1,933,074
Allowance for loan losses	(25,830)	(25,841)
Net loans	1,899,271	1,907,233
Premises and equipment	78,674	78,904
Foreclosed assets held for sale, net	6,019	2,995
Interest receivable	19,618	20,930
Bank owned life insurance	40,612	39,617
Goodwill	60,605	60,605
Core deposit premiums	1,970	2,575
Other assets	7,469	8,490
Total assets	$2,915,437	$2,923,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$325,594	$334,998
Interest bearing transaction accounts and savings deposits	1,090,842	1,026,824
Time deposits	914,833	974,511
Total deposits	2,331,269	2,336,333
Federal funds purchased and securities sold under agreements to repurchase	96,666	115,449
Short-term debt	3,493	1,112
Long-term debt	161,560	158,671
Accrued interest and other liabilities	24,626	22,752
Total liabilities	2,617,614	2,634,317

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized
and unissued at September 30, 2009; no shares authorized at December 31, 2008	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized;
14,045,631 and 13,960,680 shares issued and outstanding
at September 30, 2009, and December 31, 2008, respectively	140	140
Surplus	41,048	40,807
Undivided profits	255,062	244,655
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes of $944 at 2009 and $1,913 at 2008	1,573	3,190
Total stockholders’ equity	297,823	288,792
Total liabilities and stockholders’ equity	$2,915,437	$2,923,109

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$29,122	$31,548	$85,373	$95,812
Federal funds sold	10	176	25	716
Investment securities	5,089	7,063	16,762	20,687
Mortgage loans held for sale	136	112	489	338
Assets held in trading accounts	3	--	13	42
Interest bearing balances due from banks	87	309	235	1,184
TOTAL INTEREST INCOME	34,447	39,208	102,897	118,779

INTEREST EXPENSE
Deposits	7,133	12,607	24,537	41,700
Federal funds purchased and securities sold
under agreements to repurchase	172	429	597	1,813
Short-term debt	6	62	18	101
Long-term debt	1,743	1,763	5,239	4,929
TOTAL INTEREST EXPENSE	9,054	14,861	30,391	48,543

NET INTEREST INCOME	25,393	24,347	72,506	70,236
Provision for loan losses	2,789	2,214	7,549	5,895
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	22,604	22,133	64,957	64,341

NON-INTEREST INCOME
Trust income	1,361	1,608	3,910	4,707
Service charges on deposit accounts	4,763	4,009	13,061	11,134
Other service charges and fees	642	648	2,034	2,021
Income on sale of mortgage loans, net of commissions	798	595	3,198	2,077
Income on investment banking, net of commissions	598	131	1,684	779
Credit card fees	3,745	3,491	10,495	10,144
Premiums on sale of student loans	2,047	3	2,333	1,135
Bank owned life insurance income	293	370	970	1,157
Gain on mandatory partial redemption of Visa shares	--	--	--	2,973
Other income	716	433	1,951	1,870
Gain on sale of securities	--	--	144	--
TOTAL NON-INTEREST INCOME	14,963	11,288	39,780	37,997

NON-INTEREST EXPENSE
Salaries and employee benefits	14,441	14,056	43,698	42,697
Occupancy expense, net	1,846	1,912	5,559	5,526
Furniture and equipment expense	1,553	1,543	4,623	4,505
Other real estate and foreclosure expense	132	57	292	185
Deposit insurance	865	267	3,955	468
Other operating expenses	7,470	6,606	20,789	18,395
TOTAL NON-INTEREST EXPENSE	26,307	24,441	78,916	71,776

INCOME BEFORE INCOME TAXES	11,260	8,980	25,821	30,562
Provision for income taxes	3,600	2,506	7,416	9,278

NET INCOME	$7,660	$6,474	$18,405	$21,284
BASIC EARNINGS PER SHARE	$0.54	$0.47	$1.31	$1.53
DILUTED EARNINGS PER SHARE	$0.54	$0.46	$1.30	$1.51

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008

	September 30,	September 30,
(In thousands)	2009	2008
	(Unaudited)
OPERATING ACTIVITIES
Net income	$18,405	$21,284
Items not requiring (providing) cash
Depreciation and amortization	4,396	4,268
Provision for loan losses	7,549	5,895
Gain on mandatory partial redemption of Visa shares	--	(2,973)
Gain on sale of investment securities	(144)	--
Net (amortization) accretion of investment securities	(92)	205
Stock-based compensation expense	448	466
Deferred income taxes	1,237	563
Bank owned life insurance income	(970)	(1,157)
Changes in
Interest receivable	1,312	(1,977)
Mortgage loans held for sale	(3,019)	6,720
Assets held in trading accounts	(1,085)	4,768
Other assets	(665)	(2,444)
Accrued interest and other liabilities	(1,283)	(2,429)
Income taxes payable	1,920	(1,142)
Net cash provided by operating activities	28,009	32,047

INVESTING ACTIVITIES
Net originations of loans	(5,672)	(96,871)
Purchases of premises and equipment, net	(3,561)	(6,547)
Proceeds from sale of foreclosed assets	3,061	3,981
Proceeds from mandatory partial redemption of Visa shares	--	2,973
Sales (purchases) of short-term investment securities	84,033	(6,294)
Proceeds from sale of available-for-sale securities	194	--
Proceeds from maturities of available-for-sale securities	570,997	274,503
Purchases of available-for-sale securities	(382,136)	(325,485)
Proceeds from maturities of held-to-maturity securities	170,944	34,276
Purchases of held-to-maturity securities	(370,894)	(25,823)
Purchases of bank owned life insurance	(25)	(25)
Net cash provided by (used in) investing activities	66,941	(145,312)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(5,064)	111,535
Net change in short-term debt	2,381	(297)
Dividends paid	(7,998)	(7,948)
Proceeds from issuance of long-term debt	7,666	86,025
Repayment of long-term debt	(4,777)	(11,291)
Net change in federal funds purchased and
securities sold under agreements to repurchase	(18,783)	(24,804)
Shares issued (exchanged) under stock compensation plans, net	1,479	882
Repurchase of common stock	--	(1,280)
Net cash (used in) provided by financing activities	(25,096)	152,822

INCREASE IN CASH AND CASH EQUIVALENTS	69,854	39,557
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	139,536	110,230

CASH AND CASH EQUIVALENTS, END OF PERIOD	$209,390	$149,787

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2009 and 2008

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (loss)	Profits	Total

Balance, December 31, 2007	$139	$41,019	$1,728	$229,520	$272,406
Cumulative effect of adoption of a new accounting
principle on January 1, 2008 (Note 1)	—	—	—	(1,174)	(1,174)
Comprehensive income
Net income	—	—	—	21,284	21,284
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credits of $2,086	—	—	(3,477)	—	(3,477)
Comprehensive income					17,807
Stock issued as bonus shares - 17,490 shares	—	530	—	—	530
Stock issued for employee stock
purchase plan - 5,359 shares	—	135	—	—	135
Exercise of stock options - 95,497shares	1	1,182	—	—	1,183
Stock granted under
stock-based compensation plans	—	123	—	—	123
Securities exchanged under stock option plan	—	(965)	—	—	(965)
Repurchase of common stock - 45,180 shares	—	(1,280)	—	—	(1,280)
Dividends paid - $0.57 per share	—	—	—	(7,948)	(7,948)

Balance, September 30, 2008 (Unaudited)	140	40,744	(1,749)	241,682	280,817
Comprehensive income
Net income	—	—	—	5,626	5,626
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $(1,209)	—	—	4,939	—	4,939
Comprehensive income					10,565
Exercise of stock options - 2,000 shares	—	25	—	—	25
Stock granted under
stock-based compensation plans	—	46	—	—	46
Securities exchanged under stock option plan	—	(8)	—	—	(8)
Cash dividends declared - $0.19 per share	—	—	—	(2,653)	(2,653)

Balance, December 31, 2008	140	40,807	3,190	244,655	288,792
Comprehensive income
Net income	—	—	—	18,405	18,405
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credits of $907	—	—	(1,617)	—	(1,617)
Comprehensive income					16,788
Stock issued as bonus shares - 27,915 shares	—	702	—	—	702
Cancelled bonus shares - 1,113 shares	—	29	—	—	29
Non-vested bonus shares	—	(1,343)	—	—	(1,343)
Stock issued for employee stock
purchase plan - 5,823 shares	—	141	—	—	141
Exercise of stock options - 55,900 shares	—	678	—	—	678
Stock granted under
stock-based compensation plans	—	136	—	—	136
Securities exchanged under stock option plan	—	(102)	—	—	(102)

Cash dividends declared - $0.57 per share	—	—	—	(7,998)	(7,998)

Balance, September 30, 2009 (Unaudited)	$140	$41,048	$1,573	$255,062	$297,823

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2008 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Subsequent events have been evaluated through November 2, 2009, which is the date the financial statements were issued.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which established the Accounting Standards Codification (“Codification” or “ASC”) to become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff.  All guidance contained in the Codification carries an equal level of authority.  The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics.  The switch to the ASC affects the away companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009.  The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, Generally Accepted Accounting Principles, had no impact on the Company’s ongoing financial position or results of operations.

New authoritative accounting guidance under ASC Topic 810, Consolidation, amends prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  ASC Topic 810 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  ASC Topic 810 was effective on January 1, 2009, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

New authoritative accounting guidance under ASC Topic 815, Derivatives and Hedging, amends prior guidance to amend and enhance the disclosure requirements for derivatives and hedging to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, ASC Topic 815 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair values of derivative instruments and their gains and losses and disclosures about credit-risk-related contingent features of the derivative instruments and their potential impact on an entity’s liquidity.  ASC Topic 815 was effective on January 1, 2009, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

New authoritative accounting guidance under ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

New authoritative accounting guidance under ASC Topic 820, Fair Value Measurements and Disclosures, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  The new accounting guidance amended prior guidance to expand certain disclosure requirements.  The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009.  Adoption of the new guidance did not have a significant impact on the Company’s ongoing financial position or results of operations.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach.  The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The foregoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009, and is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

New authoritative accounting guidance under ASC Topic 825, Financial Instruments, requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.  The Company adopted this accounting standard in preparing its financial statements for the period ended June 30, 2009.  As ASC Topic 825 amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption had no impact on the Company’s ongoing financial position or results of operations. The new interim disclosures required under ASC Topic 825 are included in Note 16, Fair Value Measurements.

New authoritative accounting guidance under ASC Topic 320, Investments – Debt and Equity Securities, amended other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security.  If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value.  If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.  This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities.  This accounting standard also extends disclosure requirements related to debt and equity securities to interim reporting periods.  ASC Topic 320 became effective for the Company’s financial statements for periods ending after June 15, 2009, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, Business Combinations, became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses.  ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance.  Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies.  Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies. Although the Company has not entered into any business combinations since adopting ASC Topic 805 on January 1, 2009, the new accounting guidance is expected to have a significant impact on the Company’s accounting for future business combinations.

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

Following is the computation of per share earnings for the three and nine-months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$7,660	$6,474	$18,405	$21,284

Average common shares outstanding	14,043	13,951	14,019	13,941
Average potential dilutive common shares	90	168	90	168
Average diluted common shares	14,133	14,119	14,109	14,109

Basic earnings per share	$0.54	$0.47	$1.31	$1.53
Diluted earnings per share	$0.54	$0.46	$1.30	$1.51

Stock options to purchase 100,290 shares for the three and nine-months ended September 30, 2009, were not included in the earnings per share calculation because the exercise price exceeded the average market price.  All stock options were included in the earnings per share calculation for the three and nine-months ended September 30, 2008.

NOTE 2:    INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30, 2009				December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government
agencies	$176,340	$834	$(95)	$177,079	$18,000	$629	$—	$18,629
Mortgage-backed
securities	95	3	—	98	109	2	—	111
State and political
subdivisions	209,757	4,803	(217)	214,343	168,262	1,264	(1,876)	167,650
Other securities	930	—	—	930	930	—	—	930

	$387,122	$5,640	$(312)	$392,450	$187,301	$1,895	$(1,876)	$187,320
Available-for-Sale
U.S. Treasury	$4,294	$51	$—	$4,345	$5,976	$113	$—	$6,089
U.S. Government
agencies	160,754	2,007	(1)	162,760	346,585	5,444	(868)	351,161
Mortgage-backed
securities	2,899	102	(3)	2,998	2,909	37	(67)	2,879
State and political
subdivisions	365	1	—	366	635	2	—	637
Other securities	13,664	363	(3)	14,024	97,625	448	(6)	98,067

	$181,976	$2,524	$(7)	$184,493	$453,730	$6,044	$(941)	$458,833

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

As of September 30, 2009, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-Maturity

U.S. Government agencies	$29,905	$95	$—	$—	$29,905	$95
State and political subdivisions	1,033	14	4,446	203	5,479	217

Total	$30,938	$109	$4,446	$203	$35,384	$312

Available-for-Sale

U.S. Government agencies	$1,034	$1	$—	$—	$1,034	$1
Mortgage-backed securities	72	1	61	2	133	3
Other securities	—	—	2	3	2	3

Total	$1,106	$2	$63	$5	$1,169	$7

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of September 30, 2009, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2009, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $444,976,000 at September 30, 2009, and $435,120,000 at December 31, 2008.

The book value of securities sold under agreements to repurchase amounted to $78,476,000 and $87,514,000 for September 30, 2009, and December 31, 2008, respectively.

Income earned on securities for the nine-months ended September 30, 2009 and 2008, is as follows:

(In thousands)	2009	2008

Taxable
Held-to-maturity	$1,741	$1,169
Available-for-sale	9,234	14,793

Non-taxable
Held-to-maturity	5,768	4,698
Available-for-sale	19	27

Total	$16,762	$20,687

Maturities of investment securities at September 30, 2009, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$6,933	$6,983	$4,659	$4,711
After one through five years	113,898	115,198	33,357	33,532
After five through ten years	185,833	187,843	130,288	132,218
After ten years	80,458	82,426	8	8
Other securities	--	--	13,664	14,024

Total	$387,122	$392,450	$181,976	$184,493

During the three-month periods ended September 30, 2009 and 2008, respectively, no available for sale securities were sold.  Gross realized gains of $144,000 were recognized from the sale of securities for the nine-month period ended September 30, 2009, with no realized gains for the nine-month period ended September 30, 2008.  There were no realized losses over the same periods. The income tax expense related to security gains was 39.225% of the gross amounts.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:    LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

	September 30,	December 31,
(In thousands)	2009	2008

Consumer
Credit cards	$175,493	$169,615
Student loans	106,080	111,584
Other consumer	144,155	138,145
Total consumer	425,728	419,344
Real Estate
Construction	192,051	224,924
Single family residential	403,035	409,540
Other commercial	600,436	584,843
Total real estate	1,195,522	1,219,307
Commercial
Commercial	165,747	192,496
Agricultural	125,566	88,233
Financial institutions	4,087	3,471
Total commercial	295,400	284,200
Other	8,451	10,223

Total loans before allowance for loan losses	$1,925,101	$1,933,074

As of September 30, 2009, credit card loans, which are unsecured, were $175,493,000 or 9.1% of total loans, versus $169,615,000, or 8.8% of total loans at December 31, 2008.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At September 30, 2009, and December 31, 2008, impaired loans, net of Government guarantees, totaled $47,688,000 and $15,689,000, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $6,414,000 at September 30, 2009, and $4,238,000 at December 31, 2008.  During the second quarter of 2009, the Company made adjustments to its methodology in the evaluation of the collectability of loans, which added quantitative factors to the internal and external influences used in determining the credit quality of loans and the allocation of the allowance.  This adjustment in methodology resulted in an addition to impaired loans from classified loans and a redistribution of allocated and unallocated reserves.  Approximately $651,000 and $198,000 of interest income was recognized on average impaired loans of $33,367,000 and $14,839,000 as of September 30, 2009 and 2008, respectively.  Interest recognized on impaired loans on a cash basis during the first nine months of 2009 and 2008 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2009	2008

Balance, beginning of year	$25,841	$25,303
Additions
Provision charged to expense	7,549	5,895

Deductions
Losses charged to allowance, net of recoveries
of $2,989 and $1,588 for the first nine months of
2009 and 2008, respectively	7,560	5,650

Balance, September 30	$25,830	$25,548

Additions
Provision charged to expense		2,751

Deductions
Losses charged to allowance, net of recoveries
of $550 for the last three months of 2008		2,458

Balance, end of year		$25,841

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at September 30, 2009, and December 31, 2008, were as follows:

	September 30,	December 31,
(In thousands)	2009	2008

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(4,852)	(4,247)

Net core deposit premiums	$1,970	$2,575

Core deposit premium amortization expense recorded for the nine-months ended September 30, 2009 and 2008, was $604,000 and $605,000, respectively.  The Company’s estimated amortization expense for the remainder of 2009 is $198,000, and for each of the following four years is:  2010 – $702,000; 2011 – $451,000; 2012 – $321,000; and 2013 – $268,000.

NOTE 5:    TIME DEPOSITS

Time deposits include approximately $401,137,000 and $418,394,000 of certificates of deposit of $100,000 or more at September 30, 2009, and December 31, 2008, respectively.

NOTE 6:            INCOME TAXES

The provision for income taxes is comprised of the following components:

	September 30,	September 30,
(In thousands)	2009	2008

Income taxes currently payable	$6,179	$8,715
Deferred income taxes	1,237	563

Provision for income taxes	$7,416	$9,278

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	September 30,	December 31,
(In thousands)	2009	2008

Deferred tax assets
Allowance for loan losses	$9,128	$9,057
Valuation of foreclosed assets	94	63
Deferred compensation payable	1,519	1,451
FHLB advances	8	14
Vacation compensation	881	866
Loan interest	58	88
Other	369	276
Total deferred tax assets	12,057	11,815

Deferred tax liabilities
Accumulated depreciation	(443)	(406)
Deferred loan fee income and expenses, net	(1,255)	(1,229)
FHLB stock dividends	(502)	(586)
Goodwill and core deposit premium amortization	(9,505)	(8,643)
Available-for-sale securities	(944)	(1,913)
Other	(1,657)	(1,019)
Total deferred tax liabilities	(14,306)	(13,796)

Net deferred tax liabilities included in other
liabilities on balance sheets	$(2,249)	$(1,981)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	September 30,	September 30,
(In thousands)	2009	2008

Computed at the statutory rate (35%)	$9,037	$10,697
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	378	427
Tax exempt interest income	(2,119)	(1,760)
Tax exempt earnings on BOLI	(339)	(405)
Other differences, net	459	319

Actual tax provision	$7,416	$9,278

The Company follows ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2006 tax year and forward.  The Company’s various state income tax returns are generally open from the 2006 and later tax return years based on individual state statute of limitations.

NOTE 7:    SHORT-TERM AND LONG-TERM DEBT

Long-term debt at September 30, 2009, and December 31, 2008, consisted of the following components:

	September 30,	December 31,
(In thousands)	2009	2008

FHLB advances, due 2009 to 2033, 2.02% to 8.41%
secured by residential real estate loans	$130,630	$127,741
Trust preferred securities, due 12/30/2033,
fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
floating rate of 2.80% above the three-month LIBOR
rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three-month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310

	$161,560	$158,671

At September 30, 2009, the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $2.0 million with a weighted average rate of 0.65% which are not included in the above table.

The trust preferred securities are tax-advantaged issues that partially qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense on long-term debt.  Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust.  The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust.  The common securities of each trust are wholly-owned by the Company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures.  The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

Aggregate annual maturities of long-term debt at September 30, 2009, are:

		Annual
(In thousands)	Year	Maturities
	2009	$2,769
	2010	28,954
	2011	43,702
	2012	6,645
	2013	11,616
	Thereafter	67,874

	Total	$161,560

NOTE 8:    CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas and Simmons First National Bank alleging wrongful conduct by the banks in the collection of certain loans.  The Company was later added as a party defendant.  The plaintiffs were seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company and the banks filed Motions to Dismiss.  The plaintiffs were granted additional time to discover any evidence for litigation, and submitted such findings.  At the hearing on the Motions for Summary Judgment, the Court dismissed Simmons First National Bank due to lack of venue.  Venue was changed to Jefferson County for the Company and Simmons First Bank of South Arkansas. Non-binding mediation failed on June 24, 2008.  A pretrial was conducted on July 24, 2008.  Several dispositive motions previously filed were heard on April 9, 2009, and arguments were presented on June 22, 2009.  On July 10, 2009, the Court issued its Order dismissing five claims, leaving only a single claim for further pursuit in this matter.  On August 18, 2009, Plaintiffs took a nonsuit on their remaining claim of breach of good faith and fair dealing, thereby bringing all claims set forth in this action to a conclusion.

The Plaintiffs subsequently filed a Notice of Appeal to the appellate court.  The Company intends to contest the appeal and seek affirmance of the Court's dismissal of Plaintiffs' claims.  At this time, no basis for any material liability has been identified.

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

On August 26, 2009, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  The shelf registration statement, which was declared effective on September 9, 2009, will allow the Company to raise capital from time to time, up to an aggregate of $175 million, through the sale of common stock, preferred stock, or a combination thereof, subject to market conditions.  Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering.

NOTE 10:    UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At September 30, 2009, the bank subsidiaries had approximately $12.6 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of September 30, 2009, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 15.14% at September 30, 2009.

NOTE 11:    STOCK-BASED COMPENSATION

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

The table below summarizes the transactions under the Company's active stock compensation plans for the nine-months ended September, 2009:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2009	451,673	$20.46	36,925	$28.28
Granted	--	--	27,915	25.15
Stock Options Exercised	(55,900)	12.12	--	--
Stock Awards Vested	--	--	(12,202)	26.96
Forfeited/Expired	(20,840)	19.36	(1,113)	26.22

Balance, September 30, 2009	374,933	$21.76	51,525	$26.94

Exercisable, September 30, 2009	289,461	$19.71

The following table summarizes information about stock options under the plans outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$12.13 to $12.13	121,380	1.6 years	$12.13	121,380	$12.13
$15.35 to $16.32	7,153	2.2 years	$15.99	7,153	$15.99
$23.78 to $24.50	90,510	5.1 years	$24.05	90,510	$24.05
$26.19 to $27.67	56,100	6.5 years	$26.20	35,300	$26.21
$28.42 to $28.42	51,800	7.7 years	$28.42	25,520	$28.42
$30.31 to $30.31	47,990	8.7 years	$30.31	9,598	$30.31

Stock-based compensation expense totaled $448,667 and $465,706 during the nine-months ended September 30, 2009 and 2008, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $464,887 at September 30, 2009.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.52 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $1,284,680 at September 30, 2009.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.72 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at September 30, 2009, were $2.6 million and $2.6 million, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $28.81 as of September 30, 2009, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the nine-months ended September 30, 2009 and 2008, were $933,000 and $2.2 million, respectively.

NOTE 12:    ADDITIONAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
(In thousands)	2009	2008

Interest paid	$31,755	$50,471
Income taxes paid	4,274	9,857
Transfers of loans to other real estate	6,085	5,396
Post-retirement benefit liability established upon
adoption of amendment to ASC Topic 715,
Compensation – Retirement Benefits	--	1,174

NOTE 13:    OTHER OPERATING EXPENSE

Other operating expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Professional services	$981	$661	$2,516	$1,990
Postage	626	407	1,805	1,319
Telephone	528	468	1,579	1,300
Credit card expense	1,294	1,215	3,792	3,497
Operating supplies	371	373	1,118	1,248
Amortization of core deposit premiums	201	201	604	605
Visa litigation liability reversal	--	--	--	(1,220)
Other expense	3,469	3,281	9,375	9,656

Total other operating expenses	$7,470	$6,606	$20,789	$18,395

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

At September 30, 2009, the Company had outstanding commitments to extend credit aggregating approximately $267,291,000 and $418,540,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2008, the Company had outstanding commitments to extend credit aggregating approximately $247,969,000 and $422,127,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,640,000 and $10,186,000 at September 30, 2009, and December 31, 2008, respectively, with terms ranging from 90 days to three years.  At September 30, 2009, the Company had $73,000 deferred revenue under standby letter of credit agreements.  At December 31, 2008, the Company’s deferred revenue under standby letter of credit agreements was approximately $52,000.

NOTE 16:    FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The guidance also establishes a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  Topic 820 describes three levels of inputs that may be used to measure fair value:

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

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2009
Available-for-sale securities	$184,493	$1,502	$182,991	$--
Assets held in trading accounts	6,839	5,225	1,614	--

December 31, 2008
Available-for-sale securities	458,833	85,536	373,297	--
Assets held in trading accounts	5,754	4,850	904	--

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

Impaired loans – Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  Impaired loans, net of Government guarantees and specific allowance, were $41,274,000 as of September 30, 2009.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At September 30, 2009, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a non-recurring basis as of September 30, 2009 and December 31, 2008.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2009
Impaired loans	$41,274	$--	$--	$41,274

December 31, 2008
Impaired loans	11,451	--	--	11,451

ASC Topic 825, Financial Instruments, requires disclosure in annual financial statements of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  Recent guidance amends ASC Topic 825 to require disclosures about fair value of financial instruments for interim reporting periods.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

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

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$209,390	$209,390	$139,536	$139,356
Held-to-maturity securities	387,122	392,450	187,301	187,320
Mortgage loans held for sale	13,355	13,355	10,336	10,336
Interest receivable	19,618	19,618	20,930	20,930
Loans, net	1,899,271	1,893,548	1,907,233	1,904,421

Financial liabilities
Non-interest bearing transaction accounts	325,594	325,594	334,998	334,998
Interest bearing transaction accounts and
savings deposits	1,090,842	1,090,842	1,026,824	1,026,824
Time deposits	914,833	917,890	974,511	977,789
Federal funds purchased and securities
sold under agreements to repurchase	96,666	96,666	115,449	115,449
Short-term debt	3,493	3,493	1,112	1,112
Long-term debt	161,560	175,889	158,671	173,046
Interest payable	3,215	3,215	4,579	4,579

The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2009, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008 and statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
November 2, 2009

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Simmons First National Corporation recorded net income of $7.7 million for the three-months ended September 30, 2009, a $1.2 million increase from the same period in 2008.  Diluted earnings per share increased $0.08, or 17.4%, from the comparable prior year period to $0.54 for the three-months ended September 30, 2009.  The increase in earnings is primarily attributable to an improvement in net interest margin and non-interest income.

Net income for the nine-month period ended September 30, 2009, was $18.4 million, or $1.30 diluted earnings per share, compared to $21.3 million, or $1.51 per share for the same period in 2008.  Core earnings (non-GAAP) (net income excluding nonrecurring items {Visa litigation expense reversal and gain from the cash proceeds on mandatory Visa stock redemption}) for the nine-months ended September 30, 2009 and 2008, were $18.4 million and $18.7 million, respectively.  Diluted core earnings per share (non-GAAP) for these same periods were $1.30 and $1.33, respectively, a decrease of $0.03 per share, or 2.26%.

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

Also impacting net income for the nine-months ended September 30, 2009, was a $1.5 million increase in deposit insurance resulting from the FDIC’s second quarter industry-wide special assessment.  The after-tax impact to earnings from the special assessment was $0.06 diluted earnings per share. See the Non-Interest Expense section for additional information on deposit insurance.

The allowance for loan losses as a percent of total loans was 1.34% as of September 30, 2009.  Non-performing loans equaled 0.99% of total loans.  Non-performing assets were 0.86% of total assets, up 22 basis points from year end.  The allowance for loan losses was 135% of non-performing loans. The Company’s annualized net charge-offs to total loans for the third quarter of 2009 was 0.40%.  Excluding credit cards, the annualized net charge-offs to total loans for the third quarter was 0.19%.  Annualized net credit card charge-offs to total credit card loans for the third quarter were 2.58%, a decrease of 25 basis points from the previous quarter, and almost 900 basis points below the most recently published credit card charge-off industry average.  The Company does not own any securities backed by subprime mortgage assets, and has no mortgage loan products that target subprime borrowers.

Total assets for the Company at September 30, 2009, were $2.915 billion, a decrease of $7.7 million, or 0.3%, from December 31, 2008.  Stockholders’ equity as of September 30, 2008, was $297.8 million, an increase of $9.0 million, or approximately 3.1%, from December 31, 2008.

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

CRITICAL ACCOUNTING POLICIES

Overview

As discussed in Note 1, Basis of Presentation – Recently Issued Accounting Pronouncements, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report, on July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the away companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  The Company performs an annual goodwill impairment test, and more than annually if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually, or more frequently if certain conditions occur.  Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 11, Stock-Based Compensation, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

The Company’s practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of the Company’s loan portfolio and approximately 80% of the Company’s time deposits have repriced in one year or less.  However, due to the extremely low interest rate environment, approximately 89% of the Company’s time deposits as of September 30, 2009, are scheduled to reprice within one year.

Net Interest Income Quarter-to-Date Analysis

For the three-month period ended September 30, 2009, net interest income on a fully taxable equivalent basis was $26.7 million, an increase of $1.3 million, or 5.2%, over the same period in 2008.  The increase in net interest income was the result of a $5.8 million decrease in interest expense offset by a $4.5 million decrease in interest income.

The $5.8 million decrease in interest expense is the result of a 102 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a shift in the Company’s mix of interest bearing deposits.  The lower interest rates accounted for a $5.6 million decrease in interest expense.  The most significant component of this decrease was the $2.8 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 122 basis points from 3.47% to 2.25%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $2.4 million decrease in interest expense, with the average rate decreasing by 90 basis points from 1.60% to 0.70%.  Although the level of average interest bearing liabilities only decreased slightly by $746,000, interest expense due to volume decreased by $185,000 as a result of a change in deposit mix (higher costing time deposits declined while lower costing transaction accounts increased).

The $4.5 million decrease in interest income primarily is the result of a 78 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, partially offset by a $42.4 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for a $5.7 million decrease in interest income.  The most significant component of this decrease was the $3.3 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 69 basis points from 6.60% to 5.91%.  The growth in average interest earning assets resulted in a $1.2 million improvement in interest income.  The growth in average loans accounted for $838,000 of this increase, while the growth in investment securities resulted in $328,000 of the increase.

Net Interest Income Year-to-Date Analysis

For the nine-month period ended September 30, 2009, net interest income on a fully taxable equivalent basis was $76.1 million, an increase of $2.9 million, or 3.9%, over the same period in 2008.  The increase in net interest income was the result of an $18.2 million decrease in interest expense offset by a $15.3 million decrease in interest income.

The $18.2 million decrease in interest expense is the result of a 113 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a shift in the Company’s mix of interest bearing deposits.  The lower interest rates accounted for a $17.7 million decrease in interest expense.  The most significant component of this decrease was the $9.8 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of the Company’s time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 135 basis points from 3.92% to 2.57%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $6.4 million decrease in interest expense, with the average rate decreasing by 82 basis points from 1.62% to 0.80%.  Lower rates on federal funds purchased and other debt resulted in an additional $1.5 million decrease in interest expense, with the average rate paid on debt decreasing by 65 basis points from 3.52% to 2.87%.  Although the level of average interest bearing liabilities increased by $58.0 million, primarily due to $45.7 million of internal deposit growth, interest expense due to volume decreased as a result of a change in deposit mix (higher costing time deposits declined while lower costing transaction accounts increased).

The $15.3 million decrease in interest income primarily is the result of a 97 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, partially offset by a $93.4 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for a $20.8 million decrease in interest income.  The most significant component of this decrease was the $13.5 million decrease associated with the repricing of the Company’s loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of the Company’s loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 93 basis points from 6.85% to 5.92%.  The growth in average interest earning assets resulted in a $5.6 million improvement in interest income.  The growth in average loans accounted for $3.0 million of this increase, the growth in investment securities resulted in $2.8 million of the increase, offset slightly by a decline in short-term investments.

Net Interest Margin

The Company’s net interest margin increased 13 basis points to 3.97% for the three-month period ended September 30, 2009, when compared to 3.84% for the same period in 2008.  For the nine-month period ended September 30, 2009, net interest margin decreased 2 basis points to 3.79%, when compared to 3.77% for the same period in 2008.  Based on its current pricing model, and considering a continuance of more rational competitive deposit and loan pricing, the Company anticipates flat to slight net interest margin improvement for the remainder of 2009.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2009 versus September 30, 2008.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Interest income	$34,447	$39,208	$102,897	$118,779
FTE adjustment	1,304	1,031	3,633	3,017

Interest income – FTE	35,751	40,239	106,530	121,796
Interest expense	9,054	14,861	30,391	48,543

Net interest income – FTE	$26,697	$25,378	$76,139	$73,253

Yield on earning assets – FTE	5.31%	6.09%	5.30%	6.27%
Cost of interest bearing liabilities	1.59%	2.61%	1.78%	2.91%
Net interest spread – FTE	3.72%	3.48%	3.52%	3.36%
Net interest margin – FTE	3.97%	3.84%	3.79%	3.77%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2009 vs. 2008	2009 vs. 2008

Increase due to change in earning assets	$1,224	$5,574
Decrease due to change in earning asset yields	(5,712)	(20,840)
Increase due to change in interest
bearing liabilities	185	485
Increase due to change in interest rates
paid on interest bearing liabilities	5,622	17,667

Increase in net interest income	$1,319	$2,886

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2009 and 2008.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$91,832	$87	0.38	$65,819	$309	1.87
Federal funds sold	5,962	10	0.67	32,910	176	2.13
Investment securities - taxable	390,635	3,001	3.05	482,495	5,451	4.49
Investment securities - non-taxable	207,152	3,341	6.40	133,454	2,579	7.69
Mortgage loans held for sale	11,063	136	4.88	6,759	112	6.59
Assets held in trading accounts	6,293	3	0.19	727	--	0.00
Loans	1,957,600	29,173	5.91	1,905,979	31,612	6.60
Total interest earning assets	2,670,537	35,751	5.31	2,628,143	40,239	6.09
Non-earning assets	244,344			259,800

Total assets	$2,914,881			$2,887,943

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$1,074,415	$1,891	0.70	$1,021,519	$4,116	1.60
Time deposits	922,575	5,242	2.25	974,553	8,491	3.47
Total interest bearing deposits	1,996,990	7,133	1.42	1,996,072	12,607	2.51
Federal funds purchased and
securities sold under agreement
to repurchase	100,470	172	0.68	102,704	429	1.66
Other borrowed funds
Short-term debt	3,032	6	0.79	9,668	62	2.55
Long-term debt	161,882	1,743	4.27	154,676	1,763	4.53
Total interest bearing liabilities	2,262,374	9,054	1.59	2,263,120	14,861	2.61
Non-interest bearing liabilities
Non-interest bearing deposits	329,427			320,160
Other liabilities	25,107			21,948
Total liabilities	2,616,908			2,605,228
Stockholders’ equity	297,973			282,715
Total liabilities and
stockholders’ equity	$2,914,881			$2,887,943
Net interest spread			3.72			3.48
Net interest margin		$26,697	3.97		$25,378	3.84

	Nine Months Ended September 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$63,611	$235	0.49	$69,248	$1,184	2.28
Federal funds sold	5,267	25	0.63	41,304	716	2.32
Investment securities - taxable	475,094	10,975	3.09	443,403	15,962	4.81
Investment securities - non-taxable	191,818	9,259	6.45	156,405	7,560	6.46
Mortgage loans held for sale	13,703	489	4.77	7,658	338	5.90
Assets held in trading accounts	5,496	13	0.32	4,068	42	1.38
Loans	1,932,879	85,534	5.92	1,872,370	95,994	6.85
Total interest earning assets	2,687,868	106,530	5.30	2,594,456	121,796	6.27
Non-earning assets	246,394			255,356

Total assets	$2,934,262			$2,849,812

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$1,069,488	$6,386	0.80	$932,549	$11,280	1.62
Time deposits	946,021	18,151	2.57	1,037,242	30,420	3.92
Total interest bearing deposits	2,015,509	24,537	1.63	1,969,791	41,700	2.83
Federal funds purchased and
securities sold under agreement
to repurchase	108,868	597	0.73	113,269	1,813	2.14
Other borrowed funds
Short-term debt	2,177	18	1.11	4,725	101	2.86
Long-term debt	161,213	5,239	4.34	141,948	4,929	4.64
Total interest bearing liabilities	2,287,767	30,391	1.78	2,229,733	48,543	2.91
Non-interest bearing liabilities
Non-interest bearing deposits	328,238			316,182
Other liabilities	22,924			22,684
Total liabilities	2,638,929			2,568,599
Stockholders’ equity	295,333			281,213
Total liabilities and
stockholders’ equity	$2,934,262			$2,849,812
Net interest spread			3.52			3.36
Net interest margin		$76,139	3.79		$73,253	3.77

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for the three-month and nine-month period ended September 30, 2009, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 over 2008			2009 over 2008
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$90	$(312)	$(222)	$(89)	$(860)	$(949)
Federal funds sold	(90)	(76)	(166)	(377)	(314)	(691)
Investment securities - taxable	(914)	(1,536)	(2,450)	1,073	(6,060)	(4,987)
Investment securities - non-taxable	1,242	(480)	762	1,709	(10)	1,699
Mortgage loans held for sale	58	(34)	24	226	(75)	151
Assets held in trading accounts	--	3	3	11	(40)	(29)
Loans	838	(3,277)	(2,439)	3,021	(13,481)	(10,460)

Total	1,224	(5,712)	(4,488)	5,574	(20,840)	(15,266)

Interest expense
Interest bearing transaction and
savings accounts	203	(2,428)	(2,225)	1,468	(6,362)	(4,894)
Time deposits	(432)	(2,817)	(3,249)	(2,487)	(9,782)	(12,269)
Federal funds purchased
and securities sold under
agreements to repurchase	(9)	(248)	(257)	(67)	(1,149)	(1,216)
Other borrowed funds
Short-term debt	(28)	(28)	(56)	(39)	(44)	(83)
Long-term debt	81	(101)	(20)	640	(330)	310

Total	(185)	(5,622)	(5,807)	(485)	(17,667)	(18,152)
Increase (decrease) in net
interest income	$1,409	$(90)	$1,319	$6,059	$(3,173)	$2,886

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

The provision for loan losses for the three-month period ended September 30, 2009, was $2.8 million, compared to $2.2 million for the three-month period ended September 30, 2008, an increase of $575,000. The provision for loan losses for the nine-month period ended September 30, 2009, was $7.5 million, compared to $5.9 million for the nine-month period ended September 30, 2008, an increase of $1.6 million. The provision increase was primarily due to an increase in net loan charge-offs, an increase in non-performing loans and a continued deterioration in the real estate market in the Northwest Arkansas region.  See the Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $15.0 million for the three-month period ended September 30, 2009, an increase of $3.7 million, or 32.6%, compared to $11.3 million for the same period in 2008.  For the nine-months ended September 30, 2009, non-interest income was $39.8 million compared to $38.0 million reported for the same period ended September 30, 2008.  The most significant factor for the increase in non-interest income for the three-months ended September 30, 2009, was a $2.0 million increase in premiums on sale of student loans (see further discussion below).  The increase in non-interest income for the nine-months ended September 30, 2009, was partially mitigated by a nonrecurring $3.0 million gain in the first quarter of 2008 from cash proceeds received on the mandatory partial redemption of the Company’s equity interest in Visa.  Excluding the gain on Visa shares, non-interest income increased $4.8 million, or 13.6%, in the first nine-months of 2009 from the comparable period in 2008.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, as well as changes in 2009 from 2008.

Table 5:  Non-Interest Income

	Three Months Ended September 30		2009 Change from		Nine Months Ended September 30		2009 Change from
(In thousands)	2009	2008	2008		2009	2008	2008

Trust income	$1,361	$1,608	$(247)	-15.36%	$3,910	$4,707	$(797)	-16.93%
Service charges on
deposit accounts	4,763	4,009	754	18.81	13,061	11,134	1,927	17.31
Other service charges and fees	642	648	(6)	-0.93	2,034	2,021	13	0.64
Income on sale of mortgage loans,
net of commissions	798	595	203	34.12	3,198	2,077	1,121	53.97
Income on investment banking,
net of commissions	598	131	467	356.49	1,684	779	905	116.17
Credit card fees	3,745	3,491	254	7.28	10,495	10,144	351	3.46
Premiums on sale of student loans	2,047	3	2,044	--	2,333	1,135	1,198	105.55
Bank owned life insurance income	293	370	(77)	-20.81	970	1,157	(187)	-16.16
Gain on mandatory partial
redemption of Visa shares	--	--	--	--	--	2,973	(2,973)	-100.00
Other income	716	433	283	65.36	1,951	1,870	81	4.33
Gain on sale of securities	--	--	--	--	144	--	144	--

Total non-interest income	$14,963	$11,288	$3,675	32.56%	$39,780	$37,997	$1,783	4.69%

Recurring fee income for the three-month period ended September 30, 2009, was $10.5 million, an increase of $755,000 from the three-month period ended September 30, 2008.  Recurring fee income for the nine-month period ended September 30, 2009, was $29.5 million, an increase of $1.5 million from the nine-month period ended September 30, 2008.  The improvement in recurring fee income primarily resulted from increases in service charges on deposit accounts, partially offset by decreases in trust income.  Trust income decreased by $247,000 and $797,000, respectively, for the three-months and nine-months ended September 30, due primarily to depressed market values and declines in the overall stock market, since trust fees are generally based on the market value of customer accounts.  Service charges on deposit accounts increased by $754,000 and $1.9 million, respectively, for the three-months and nine-months ended September 30, 2009, due primarily to improvements in fee structure and core deposit growth.

Income on sale of mortgage loans increased by $203,000 and $1.1 million, respectively, for the three and nine-months ended September 30, 2009, compared to the same periods in 2008.  This improvement was primarily due to lower mortgage rates leading to a significant increase in residential refinancing volume.

Income on investment banking increased $467,000 and $905,000, respectively for the three and nine-months ended September 30, 3009, over the same periods in 2008, primarily due to a volume-driven revenue increase in dealer-bank operations.

Premiums on sale of student loans increased by $2.0 million and $1.2 million, respectively, for the three and nine-months ended September 30, 2009, compared to the same periods in 2008.  Although income from student loans increased from the previous year, the increase is due to timing of sales and does not reflect historical levels of income.

During 2008, the student loan industry began going through major challenges related to secondary market liquidity, leaving the Company with no private market to sell student loans at a premium.  In July 2008, the United States Department of Education announced a one-year program to create temporary stability and liquidity in the student loan market.  The Company sold one package of student loans into the government program during the second quarter of 2009, and, during the third quarter of 2009, sold the remaining student loans originated and fully funded during the 2008-2009 school year. The federal government has announced a one-year extension of its program to purchase student loans.  For the immediate future, it is the Company’s intention, and we have the liquidity, to continue to fund new loans and hold those loans that normally would be sold into the secondary market through the 2009-2010 school year.  Those loans would all be sold into the government program during the second and third quarters of 2010. Under the terms of the government program, the loans are sold at par plus reimbursement of the 1% lender fee and a premium of $75 per loan.  The Company expects to record a total of approximately $2.5 million of non-interest income from premiums on sale of student loans during the second and third quarters of 2010, when the loans are sold.

The Company realized gross gains of $144,000 on the sale of securities during the three and nine-months ended September 30, 2009, with no realized gains for the three and nine-month periods ended September 30, 2008.  There were no realized losses over the same periods.

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

Non-interest expense for the three-month and nine-month periods ended September 30, 2009, was $26.3 million and $78.9 million, an increase of $1.9 million, or 7.6%, and $7.1 million, or 10.0%, from the same periods in 2008.  Included in non-interest expense for the first quarter of 2008 was a $1.2 million nonrecurring item related to the reversal of the Company’s portion of Visa’s contingent litigation liabilities that was originally recorded in the fourth quarter of 2007.  This liability represented the Company’s share of legal judgments and settlements related to Visa’s litigation, which was satisfied by the $3 billion escrow account funded by the proceeds from Visa’s IPO, which was completed during the quarter ended March 31, 2008.

Deposit insurance expense for the three-month and nine-month periods ended September 30, 2009, increased by $0.6 million and $3.5 million, respectively, from the same periods in 2008.  The increases in deposit insurance expense were due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009.  The increase in deposit insurance expense during the nine-months ended September 30, 2009, compared to the same period a year ago was also partly related to the Company’s utilization of available credits to offset assessments during the first nine months of 2008.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of September 30, 2009, not to exceed 10 basis points of domestic deposits.  The special assessment is part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”).  Deposit insurance expense during the nine-months ended September 30, 2009, included a $1.5 million accrual related to the special assessment.  The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero.  Any additional special assessment would also be capped at 10 basis points of domestic deposits. The Company cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors which are beyond the Company’s control.

In September 2009, the FDIC proposed a rule that will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also proposed to adopt a uniform 3 basis point increase in assessment rates effective on January 1, 2011.  If the rule is finalized as proposed, the Company expects to be required to pay approximately $10.0 million in prepaid risk-based assessments.

When normalized for both the nonrecurring Visa litigation liability reversal and the FDIC special assessment, non-interest expense for the nine-month period ended September 30, 2009, increased by 6.1% over the same period in 2008.

In January 2009, the Company received notice from Visa and MasterCard of a large nationwide breach in security at Heartland Payment Systems, a major payment transaction processing center, in which approximately 57,000 of our debit and credit cards were potentially compromised.  Included in other non-interest expense is approximately $125,000 of fraud losses resulting from the compromised cards.  In an abundance of caution, we initiated significant card replacements at an additional cost of approximately $100,000.  We subsequently received insurance recovery of approximately $73,000 for the card replacements.

Table 6 below shows non-interest expense for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, as well as changes in 2009 from 2008.

Table 6:  Non-Interest Expense

	Three Months Ended September 30		2009 Change from		Nine Months Ended September 30		2009 Change from
(In thousands)	2009	2008	2008		2009	2008	2008

Salaries and employee benefits	$14,441	$14,056	$385	2.74%	$43,698	$42,697	$1,001	2.34%
Occupancy expense, net	1,846	1,912	(66)	-3.45	5,559	5,526	33	0.60
Furniture and equipment expense	1,553	1,543	10	0.65	4,623	4,505	118	2.62
Other real estate and
foreclosure expense	132	57	75	131.58	292	185	107	57.84
Deposit insurance	865	267	598	223.97	3,955	468	3,487	745.09
Other operating expenses
Professional services	981	661	320	48.41	2,516	1,990	526	26.43
Postage	626	407	219	53.81	1,805	1,319	486	36.85
Telephone	528	468	60	12.82	1,579	1,300	279	21.46
Credit card expenses	1,294	1,215	79	6.50	3,792	3,497	295	8.44
Operating supplies	371	373	(2)	-0.54	1,118	1,248	(130)	-10.42
Amortization of intangibles	201	201	--	--	604	605	(1)	-0.17
Visa litigation liability reversal	--	--	--	--	--	(1,220)	1,220	-100.00
Other expense	3,469	3,281	188	5.73	9,375	9,656	(281)	-2.91

Total non-interest expense	$26,307	$24,441	$1,866	7.63%	$78,916	$71,776	$7,140	9.95%

LOAN PORTFOLIO

The Company's loan portfolio averaged $1.933 billion and $1.872 billion during the first nine months of 2009 and 2008, respectively.  As of September 30, 2009, total loans were $1.925 billion, a decrease of $8.0 million from December 31, 2008.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $425.7 million at September 30, 2009, or 22.1% of total loans, compared to $419.3 million, or 21.7% of total loans at December 31, 2008.  The consumer loan increase from December 31, 2008, to September 30, 2009, is primarily due an increase in credit card and other consumer loans, offset by a decrease in the student loan portfolio.

The student loan portfolio balance at September 30, 2009, was $106.1 million, compared to $111.6 million at December 31, 2008, a decrease of $5.5 million, or 4.9%, from December 31, 2008. The student loan balance at June 30, 2009, was $139.9 million. The Company sold approximately $74 million of student loans to the federal government during the third quarter of 2009 (the remainder of the student loans made during the 2008-2009 school year). See Non-Interest Income section for additional information.  The Company expects to fund approximately $10 million through our normal student loan funding process during the fourth quarter of 2009.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.196 billion at September 30, 2009, or 62.1% of total loans, compared to the $1.219 billion, or 63.1% of total loans at December 31, 2008.  Commercial real estate loans increased by $15.6 million, or 2.7%, from December 31, 2008, to September 30, 2009, primarily due to the permanent financing of completed projects previously included in the construction and development loan category.  Construction and development loans decreased by $32.9 million, or 14.6%, from December 31, 2008 to September 30, 2009.  Construction and development loans represent only 10.0% of the total loan portfolio.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $295.4 million at September 30, 2009, or 15.3% of total loans, compared to $284.2 million, or 14.7% of total loans at December 31, 2008.  The commercial loan increase is primarily due to an increase in agricultural loans due to seasonality in the agricultural loan portfolio, partially offset by softening commercial loan demand.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

	September 30,	December 31,
(In thousands)	2009	2008

Consumer
Credit cards	$175,493	$169,615
Student loans	106,080	111,584
Other consumer	144,155	138,145
Total consumer	425,728	419,344
Real Estate
Construction	192,051	224,924
Single family residential	403,035	409,540
Other commercial	600,436	584,843
Total real estate	1,195,522	1,219,307
Commercial
Commercial	165,747	192,496
Agricultural	125,566	88,233
Financial institutions	4,087	3,471
Total commercial	295,400	284,200
Other	8,451	10,223

Total loans before allowance for loan losses	$1,925,101	$1,933,074

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

Historically, the Company has sold its student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, with the banking industry no longer able to access the secondary market, and because the temporary federal government program only purchases student loans originated in the current year, we are required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest of principal is 90 days past due.  Approximately $2.3 million of government guaranteed student loans were over 90 days past due as of September 30, 2009.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they will impact the Company’s non-performing asset ratios.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8:  Non-performing Assets

	September 30,	December 31,
($ in thousands)	2009	2008

Nonaccrual loans	$15,396	$14,358
Loans past due 90 days or more
(principal or interest payments):
Government guaranteed student loans (1)	2,258	--
Other loans	1,475	1,292
Total loans past due 90 days or more	3,733	1,292
Total non-performing loans	19,129	15,650

Other non-performing assets:
Foreclosed assets held for sale	6,019	2,995
Other non-performing assets	21	12
Total other non-performing assets	6,040	3,007

Total non-performing assets	$25,169	$18,657

Allowance for loan losses to
non-performing loans	135.03%	165.12%
Non-performing loans to total loans	0.99%	0.81%
Non-performing loans to total loans
(excluding government guaranteed student loans) (1)	0.88%	0.81%
Non-performing assets to total assets	0.86%	0.64%
Non-performing assets to total assets
(excluding government guaranteed student loans) (1)	0.79%	0.64%

(1)
Student loans past due 90 days or more are included in non-performing loans.  Student loans are guaranteed by the federal government and will be purchased at 97% of principal and accrued interest when they exceed 270 days past due; therefore, non-performing ratios have been calculated excluding these loans.

There was no interest income on the nonaccrual loans recorded for the nine-month periods ended September 30, 2009 and 2008.

At September 30, 2009, impaired loans, net of government guarantees, were $47.7 million compared to $15.7 million at December 31, 2008.  Impaired loans at September 30, 2009, include $2.3 million of government guaranteed student loans.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9:  Allowance for Loan Losses

(In thousands)	2009	2008

Balance, beginning of year	$25,841	$25,303

Loans charged off
Credit card	3,983	2,727
Other consumer	1,710	1,408
Real estate	3,569	2,470
Commercial	1,287	633
Total loans charged off	10,549	7,238

Recoveries of loans previously charged off
Credit card	657	681
Other consumer	555	422
Real estate	1,252	172
Commercial	525	313
Total recoveries	2,989	1,588
Net loans charged off	7,560	5,650
Provision for loan losses	7,549	5,895

Balance, September 30	$25,830	$25,548

Loans charged off
Credit card		1,033
Other consumer		697
Real estate		517
Commercial		761
Total loans charged off		3,008

Recoveries of loans previously charged off
Credit card		202
Other consumer		97
Real estate		35
Commercial		216
Total recoveries		550
Net loans charged off		2,458
Provision for loan losses		2,751

Balance, end of year		$25,841

Provision for Loan Losses

The amount of provision to the allowance during the three and nine-month periods ended September 30, 2009 and 2008, and for the year ended December 31, 2008, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance after considering the factors noted above.

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

Accordingly, several factors in the national economy, including the increase of unemployment rates, the continuing credit crisis, the mortgage crisis, the uncertainty in the residential and commercial real estate markets and other loan sectors which may be exhibiting weaknesses and the unknown impact of various current and future federal government economic stimulus programs influence the Company's determination of the size of unallocated reserves.

As of September 30, 2009, the allowance for loan losses reflects a decrease of approximately $11,000 from December 31, 2008.  While an increase in the allowance might be expected during such uncertain times, the decrease in the allowance is primarily related to decreases in specific allocations for loans secured by assets located in the Northwest Arkansas region, which is also reflected by the decrease in the allocation to real estate loans.  In late 2006 the economy in Northwest Arkansas, particularly in the residential real estate market, started showing signs of deterioration, which caused concerns over the full recoverability of this portion of the Company’s loan portfolio.  The Company continues to monitor the Northwest Arkansas economy and, beginning in the third quarter of 2007, specific credit relationships deteriorated to a level requiring increased general and specific reserves.  These credit relationships continued to deteriorate, and others were identified, prompting special loan loss provisions each quarter, beginning with the second quarter of 2008, consequently increasing the allowance allocation to real estate loans through December 31, 2008.  During the first quarter of 2009, several of these non-performing loans with large specific allocations were charged off, resulting in the decrease in specific allocations to real estate loans as of September 30, 2009.

As of September 30, 2009, the allocation of the allowance for loan losses to credit card loans increased by approximately $1.1 million from December 31, 2008, while credit card loan balances increased by $5.9 million during the period.  Annualized net credit card charge-offs to credit card loans increased from 2.02% at December 31, 2008, to 2.58% at September 30, 2009.  Due to this increase in charge-offs, along with an increase in past due levels, the Company increased the allocation to credit cards.

The unallocated allowance for loan losses is based on the Company’s concerns over the uncertainty of the national economy and the economy in Arkansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  Excessive rains received in Arkansas this year have delayed efforts to harvest and have reduced the quality of some crops.  The Company is also cautious regarding the continued softening of the real estate market in Arkansas, specifically in the Northwest Arkansas region.  Although Arkansas’s unemployment rate is better than the national average, it has continued to rise.  Management actively monitors the status of these industries and economic factors as they relate to the Company’s loan portfolio and makes changes to the allowance for loan losses as necessary.  Based on its analysis of loans and external uncertainties, the Company believes the allowance for loan losses is adequate for the period ended September 30, 2009.

The Company allocates the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 10.

Table 10:  Allocation of Allowance for Loan Losses

	September 30, 2009		December 31, 2008
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$5,090	9.1%	$3,957	8.8%
Other consumer	1,841	13.0%	1,325	12.9%
Real estate	9,939	62.1%	11,695	63.1%
Commercial	2,834	15.3%	2,255	14.7%
Other	263	0.5%	209	0.5%
Unallocated	5,863		6,400

Total	$25,830	100.00%	$25,841	100.0%
(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are the Company’s primary source of funding for earning assets and are primarily developed through the Company’s network of 84 financial centers.  The Company offers a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  The Company’s core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of September 30, 2009, core deposits comprised 81.8% of the Company’s total deposits.

The Company continually monitors the funding requirements at each of its subsidiary banks along with competitive interest rates in the markets it serves.  Because the Company has a community banking philosophy, managers in the local markets establish the interest rates being offered on both core and non-core deposits.  This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet each subsidiary bank’s respective funding requirements.  The Company believes it is paying a competitive interest rate, when compared with our competitors' interest rates offered in those markets.

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

The Company’s total deposits as of September 30, 2009, were $2.3 billion, a decrease of $5.1 million from December 31, 2008.  Non-interest bearing transaction accounts decreased $9.4 million to $325.6 million at September 30, 2009, compared to $335 million at December 31, 2008.

The Company introduced a new high yield investment deposit account during the first quarter of 2008 as part of its strategy to enhance liquidity.  While attracting new customers, the account has also resulted in existing customers moving more volatile, expensive time deposits to the high yield investment account.  Interest bearing transaction and savings accounts were $1.1 billion at September 30, 2009, a $64.0 million increase compared to $1.0 billion on December 31, 2008.  Total time deposits decreased approximately $60 million to $915 million at September 30, 2009, from $975 million at December 31, 2008.

The Company had $22.5 million and $33.2 million of brokered deposits at September 30, 2009, and December 31, 2008, respectively.

LONG-TERM DEBT

The Company’s long-term debt was $161.6 million and $158.7 million at September 30, 2009, and December 31, 2008, respectively.   The outstanding balance for September 30, 2009, includes $130.6 million in FHLB long-term advances and $30.9 million of trust preferred securities.

CAPITAL

Overview

At September 30, 2009, total capital reached $297.8 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At September 30, 2009, the Company’s equity to asset ratio was 10.22% compared to 9.89% at year-end 2008.

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

The Company notified the Treasury on July 7, 2009, that it will not participate in the CPP; therefore, the Company will not issue preferred stock or common stock warrants to the Treasury.  For further discussion on the CPP, see the Overview – U.S. Treasury’s Capital Purchase Program section.

On August 26, 2009, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  The shelf registration statement, which was declared effective on September 9, 2009, will allow the Company to raise capital from time to time, up to an aggregate of $175 million, through the sale of common stock, preferred stock, or a combination thereof, subject to market conditions.  Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering.

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

Effective July 1, 2008, the Company made a strategic decision to temporarily suspend stock repurchases.  This decision was made to preserve capital at the Company due to the lack of liquidity in the credit markets and the uncertainties in the overall economy.

Cash Dividends

The Company declared cash dividends on its common stock of $0.57 per share for the first nine months of 2009 compared to $0.57 per share for the first nine months of 2008.  In recent years the Company has increased dividends no less than annually, but was required to temporarily suspend dividend increases upon Treasury approval in order to participate in the CPP.  Since the Company has decided not to participate in the CPP, any future decisions to reinstate dividend increases will not require the Treasury’s consent.

Company Liquidity

The primary sources for payment of dividends by the Company to its shareholders and the share repurchase plan are the current cash on hand at the Company plus the future dividends received from the Company's eight subsidiary banks.  Payment of dividends by the eight subsidiary banks is subject to various regulatory limitations.  See the Liquidity and Market Risk Management discussions of Item 3 – Quantitative and Qualitative Disclosure About Market Risk for additional information regarding the Company’s liquidity.

Risk Based Capital

The Company’s bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and "Tier 1 capital" to "risk-weighted assets" and of Tier 1 capital to "average assets" (each such term as defined in the applicable regulations).  As of September 30, 2009, the Company meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Company’s bank subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.  As of the most recent notification from regulatory agencies, the bank subsidiaries were well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institutions’ categories.

The Company's risk-based capital ratios at September 30, 2009, and December 31, 2008, are presented in table 11.

Table 11:  Risk-Based Capital

	September 30,	December 31,
($ in thousands)	2009	2008

Tier 1 capital
Stockholders’ equity	$297,823	$288,792
Trust preferred securities	30,000	30,000
Intangible assets	(51,483)	(53,034)
Unrealized gain on available-
for-sale securities, net of taxes	(1,573)	(3,190)
Total Tier 1 capital	274,767	262,568

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	--	198
Qualifying allowance for loan losses	24,754	24,828
Total Tier 2 capital	24,754	25,026
Total risk-based capital	$299,521	$287,594

Risk weighted assets	$1,977,736	$1,983,654
Assets for leverage ratio	$2,861,329	$2,870,882

Ratios at end of period
Tier 1 leverage ratio	9.60%	9.15%
Tier 1 risk-based capital ratio	13.89%	13.24%
Total risk-based capital ratio	15.14%	14.50%

Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 12:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2009	2008	2009	2008

Net Income	$7,660	$6,474	$18,405	$21,284
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	--	(2,973)
Litigation liability reversal (Visa)	--	--	--	(1,220)
Tax effect (39%)	--	--	--	1,635

Net nonrecurring items	--	--	--	(2,558)

Core earnings (non-GAAP)	$7,660	$6,474	$18,405	$18,726

Diluted earnings per share	$0.54	$0.46	$1.30	$1.51
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	--	(0.21)
Litigation liability reversal (Visa)	--	--	--	(0.09)
Tax effect (39%)	--	--	--	0.12

Net nonrecurring items	--	--	--	(0.18)

Diluted core earnings per share (non-GAAP)	$0.54	$0.46	$1.30	$1.33

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Company

The Company has leveraged its investment in its subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of such subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At September 30, 2009, undivided profits of the Company's subsidiary banks were approximately $161.9 million, of which approximately $12.6 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Subsidiary Banks

Generally speaking, the Company's subsidiary banks rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities.  Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt.  The banks' primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of each subsidiary bank monitor these same indicators and make adjustments as needed.  At September 30, 2009, each subsidiary bank was within established liquidity guidelines and total Company liquidity remains strong.  At September 30, 2009, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 14.2% of total assets, as compared to 21.0% at December 31, 2008.

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

Third, the Company’s affiliate banks have lines of credits available with the FHLB.  While the Company uses portions of those lines to match off longer-term mortgage loans, the Company also uses those lines to meet liquidity needs.  Approximately $431 million of these lines of credit are currently available, if needed.

Fourth, the Company uses a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 32% of the investment portfolio is classified as available-for-sale.  The Company also uses securities held in the securities portfolio to pledge when obtaining public funds.

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

Table A below presents the Company’s interest rate sensitivity position at September 30, 2009.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors, as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table A:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$155,214	$--	$--	$--	$--	$--	$--	$155,214
Assets held in trading
accounts	6,839	--	--	--	--	--	--	6,839
Investment securities	65,787	102,030	70,952	27,069	111,803	147,226	46,748	571,615
Mortgage loans held for sale	13,355	--	--	--	--	--	--	13,355
Loans	659,767	233,409	169,665	277,157	280,090	265,911	39,102	1,925,101

Total earning assets	900,962	335,439	240,617	304,226	391,893	413,137	85,850	2,672,124

Interest bearing liabilities
Interest bearing transaction
and savings deposits	706,748	--	--	--	76,819	230,456	76,819	1,090,842
Time deposits	106,112	201,490	281,096	223,587	80,837	21,711	--	914,833
Short-term debt	100,159	--	--	--	--	--	--	100,159
Long-term debt	2,242	11,273	21,810	4,699	53,112	29,404	39,020	161,560

Total interest bearing liabilities	915,261	212,763	302,906	228,286	210,768	281,571	115,839	2,267,394

Interest rate sensitivity Gap	$(14,299)	$122,676	$(62,289)	$75,940	$181,125	$131,566	$(29,989)	$404,730
Cumulative interest rate
sensitivity Gap	$(14,299)	$108,377	$46,088	$122,028	$303,153	$434,719	$404,730
Cumulative rate sensitive asset
to rate sensitive liabilities	98.4%	109.6%	103.2%	107.4%	116.2%	120.2%	117.9%
Cumulative Gap as a % of
earning assets	-0.5%	4.1%	1.7%	4.6%	11.3%	16.3%	15.1%

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

Part II:    Other Information

Item 1A.          Risk Factors

Risks Related to the Banking Industry

The Company's Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.

Since December 2007, the United States has been in a recession.  Business activity across a wide range of industries and regions has been greatly reduced and local governments and many businesses are having difficulty due to the lack of consumer spending, the lack of liquidity in the credit markets and high unemployment.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the State of Arkansas and in the United States as a whole.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

The business environment in Arkansas could continue to deteriorate.  There can be no assurance that these business and economic conditions will improve in the near term.  The continuation of these conditions could adversely affect the credit quality of the Company's loan portfolio, results of operations and financial condition.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

Under the Troubled Asset Relief Program (“TARP”), the U.S. Treasury is authorized to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury allocated $250 billion toward TARP’s Capital Purchase Program to fund the purchase of equity securities from participating institutions.

Numerous actions have been taken by the United States Congress, the Federal Reserve, the Treasury, the FDIC, the SEC and other governmental agencies to address the recent liquidity and credit crisis.  These actions have included, among others:

•	encouraging residential mortgage loan restructuring and modification to provide homeowners relief;
•	establishing significant liquidity and credit facilities for financial institutions and investment banks;
•	lowering of the federal funds rate;
•	taking emergency action against short selling practices;
•	establishing a temporary guaranty program for money market funds;
•	establishing of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and
•	coordinating international efforts to address illiquidity and other weaknesses in the banking sector.

A significant goal of these legislative and regulatory actions is to stabilize the U.S. banking system.  The legislative and regulatory initiatives described above may not have their desired effects or may have unintended consequences.  Should these or other legislative or regulatory initiatives fail to stabilize the financial markets, the Company's business, financial condition, results of operations and prospects could be materially and adversely affected.

Recent increases in deposit insurance coverage and the FDIC’s efforts to restore the deposit insurance fund have increased its FDIC insurance assessments and resulted in higher non-interest expense.  Additional increases in deposit insurance rates may occur and continue to negatively impact the Company's operations.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The limits are scheduled to return to $100,000 on January 1, 2014.  The temporary increase in insured deposits has been accompanied by a higher assessment for the Company's subsidiary banks and will adversely affect its results of operations as an increase in non-interest expense.

Separate from the EESA, in October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLG Program”).  Banks that participate in the TLG Program are subject to a coverage charge of ten (10) basis points per annum for non-interest-bearing deposit accounts exceeding the existing deposit insurance limit of $250,000.  In August 2009, the FDIC issued a final rule regarding the extension of the deposit guarantee portion of the TLG Program.  Under this rule, the expiration of the program is extended to June 30, 2010.  In connection with the extension, the annual fees associated with the deposit guarantee portion of the TLG Program increase from ten (10) basis points to 15 to 25 basis points after December 31, 2009.  The particular rate to be assessed will be based upon the risk category to which an institution is assigned.

In addition, the large number of recent bank failures combined with the potential for significant numbers of additional bank failures has placed significant stress on the deposit insurance fund.  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional charges beginning April 1, 2009.
In May 2009, the FDIC voted to amend the deposit insurance fund restoration plan and impose a special assessment of 5 basis points of each insured institution’s assets less its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.  Based on deposit levels at June 30, 2009, the Company accrued a special assessment amount of approximately $1.5 million.  The amended rule also permits the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to five basis points if necessary to maintain public confidence in federal deposit insurance.  The imposed special assessment, as well as any future increases in assessments, will adversely affect the Company's non-interest expense and results of operations.

In September, 2009, the FDIC announced that it would require insured banks to prepay their estimated FDIC assessments for the next three years on December 30, 2009.  The Company expects the amount of the prepaid assessment to be approximately $10.0 million.

Should more bank failures occur, the FDIC’s premium assessments may continue to increase or accelerate.  The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance.  There is a significant possibility that the FDIC will further increase or accelerate the timing of payment of FDIC insurance premiums, whether or not there are more bank failures.

Current levels of market volatility are unprecedented.

The financial markets have continued to experience significant volatility.  In some cases, the financial markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If financial market volatility continues or worsens, or if there are more disruptions in the financial markets, including disruptions to the United States or international banking systems, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company's ability to access capital and on its business, financial condition and results of operations.

Risks Related to the Company's Business

The Company's concentration of banking activities in Arkansas, including its real estate loan portfolio, makes the Company more vulnerable to adverse conditions in the particular Arkansas markets in which it operates.

The Company's bank subsidiaries operate exclusively within the state of Arkansas, where the majority of the buildings and properties securing its loans and the businesses of its customers are located.  The Company's financial condition, results of operations and cash flows are subject to changes in the economic conditions in its home state, the ability of its borrowers to repay their loans, and the value of the collateral securing such loans. It largely depends on the continued growth and stability of the communities the Company serves for continued success.  Declines in the economies of these communities or the state of Arkansas in general could adversely affect the Company's ability to generate new loans or to receive repayments of existing loans, and its ability to attract new deposits, thus adversely affecting the Company's net income, profitability and financial condition.

The ability of its borrowers to repay their loans could also be adversely impacted by the significant changes in market conditions in the region or by changes in local real estate markets, including deflationary effects of collateral value caused by property foreclosures.  This could result in an increase in the Company's charge-offs and provision for loan losses. Either of these events would have an adverse impact on its results of operations.

The Company's loan portfolio in Northwest Arkansas has been more negatively impacted than its loan portfolio comprised from other regions in Arkansas.  This fact results primarily from the acute contraction in that region’s economy and its real estate markets as compared to Arkansas as a whole.  In 2009, the Company put an additional $5 million in capital into its Northwest Arkansas bank.  A continued deterioration of the Northwest Arkansas economy or its failure to fully participate in an economic recovery could require the Company to further tighten its local lending standards, inject more capital into its Northwest Arkansas bank and increase allowances for loan losses relative to loans made in the region.

A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, or other factors beyond the Company's control could also have an adverse effect on its financial condition and results of operations.  In addition, because multi-family and commercial real estate loans represent the majority of the Company's real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of its borrowers to repay their loans on a timely basis, which could have a negative impact on the Company's results of operations.

Deteriorating credit quality, particularly in the Company's credit card portfolio, may adversely impact it

The Company has a significant consumer credit card portfolio that has experienced an increased amount of net charge-offs in 2009, which could continue or worsen.  While the Company continues to experience a better performance with respect to net charge-offs than the national average in its credit card portfolio, its net charge-offs nevertheless increased to 2.58% of its average outstanding credit card balances for the quarter ended September 30, 2009 from 1.80% of the average outstanding balances for the quarter ended on September 30, 2008.  The current economic downturn could adversely affect consumers in a more delayed fashion compared to commercial businesses in general.  Increasing unemployment and diminished asset values may prevent the Company's credit card customers from repaying their credit card balances which could result in an increased amount of its net charge-offs that could have a material adverse effect on its unsecured credit card portfolio.

Changes to consumer protection laws may impede the origination or collection efforts with respect to credit card accounts, change account holder use patterns, or reduce collections, any of which may result in decreased profitability of the Company's credit card portfolio.

Credit card receivables that do not comply with consumer protection laws may not be valid or enforceable under their terms against the obligors of those credit card receivables.  Federal and state consumer protection laws regulate the creation and enforcement of consumer loans, including credit card receivables.  For instance, the federal Truth in Lending Act was recently amended by the “Credit Card Accountability, Responsibility and Disclosure Act of 2009” (“Credit CARD Act”), which, among other things:

•
prevents any increases in interest rates and fees during the first year after a credit card account is opened, and increases at any time on interest rates on existing credit card balances, unless (i) the minimum payment on the related account is 60 or more days delinquent, (ii) the rate increase is due to the expiration of a promotional rate, (iii) the account holder fails to comply with a negotiated workout plan or (iv) the increase is due to an increase in the index rate for a variable rate credit card;

•	requires that any promotional rates for credit cards be effective for at least six months;
•	requires 45 days notice for any change of an interest rate or any other significant changes to a credit card account;
•
empowers federal bank regulators to promulgate rules to limit the amount of any penalty fees or charges for credit card accounts to amounts that are “reasonable and proportional to the related omission or violation”;

•	requires credit card companies to mail billing statements 21 calendar days before the due date for account holder payments;

As a result of the Credit CARD Act and other consumer protection laws and regulations, it may be more difficult for the Company to originate additional credit card accounts or to collect payments on credit card receivables, and the finance charges and other fees that it can charge on credit card account balances may be reduced.  Furthermore, account holders may choose to use credit cards less as a result of these consumer protection laws.  Each of these results, independently or collectively, could reduce the effective yield on revolving credit card accounts and could result in decreased profitability of the Company's credit card portfolio.

The Company's  cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

The Company's cost of funds may increase as a result of general economic conditions, fluctuations in interest rates and competitive pressures.  The Company has traditionally obtained funds principally through local deposits as it has a base of lower cost transaction deposits.  The Company's costs of funds and its profitability and liquidity are likely to be adversely affected, if it has to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs.  Also, changes in the Company's deposit mix and growth could adversely affect its profitability and the ability to expand its loan portfolio.

The Company has been active in making student loans, and this part of its business could decrease or terminate in the future.

The Company's bank subsidiaries historically have been active in the student loan market, and its student loan portfolio has been profitable in the past.  Recent interruptions in the credit markets and certain changes in the federal government programs affecting student loans, however, have decreased the marketability of student loans and increased its holding period for such loans.  These events have increased its expenses associated with making and holding student loans and have decreased the profitability of making such loans.  The federal government is currently considering additional revisions to the student loan program which may either eliminate participation by banks or substantially reduce the profitability to banks of participating in student loan programs.  Future regulatory and legislative changes may further decrease the profitability of its student loan portfolio and may cause the Company to decrease the size of the student loan portfolio or eliminate it all together.  Eliminating or decreasing that portfolio could adversely affect the Company's profitability in the future.

Accounting standards periodically change and the application of the Company's accounting policies and methods may require management to make estimates about matters that are uncertain.

The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of the Company's consolidated financial statements.  The effect of such revised or new standards on the Company's financial statements can be difficult to predict and can materially impact how it records and reports its financial condition and results of operations.

In addition, management must exercise judgment in appropriately applying many of its accounting policies and methods so they comply with generally accepted accounting principles.  In some cases, management may have to select a particular accounting policy or method from two or more alternatives.  In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in its reporting materially different amounts than would have been reported if it had selected a different policy or method.  Accounting policies are critical to fairly presenting he Company's financial condition and results of operations and may require management to make difficult, subjective or complex judgments about matters that are uncertain.

The Company may incur environmental liabilities with respect to properties to which it takes title.

A significant portion of the Company's loan portfolio is secured by real property.  In the course of its business, the Company may own or foreclose and take title to real estate and could become subject to environmental liabilities with respect to these properties. The Company may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property.  The costs associated with environmental investigation or remediation activities could be substantial.  If the Company were to become subject to significant environmental liabilities, it could have a material adverse effect on the Company's results of operations and financial condition.

These risk factors should be considered along with additional risk factors contained in the Company’s 2008 Form 10-K for the fiscal year ended December 31, 2008.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three-months ended September 30, 2009.

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

12.1	Computation of Ratios of Earnings to Fixed Charges.*

14
Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 0-6253)).

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification – J. Thomas May, Chairman and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification – Robert A. Fehlman, Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: November 2, 2009	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date: November 2, 2009	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer