Form 10-K
period 2009-12-31
SIMMONS FIRST NATIONAL CORP
filed 2010-03-02
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the fiscal year ended: December 31, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

(870) 541-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Global Select Market®
(Title of each class)	(Name of each exchange on which registered)

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

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2009, was $338,095,535 based upon the last trade price as reported on the NASDAQ Global Select Market® of $26.72.

The number of shares outstanding of the Registrant's Common Stock as of February 5, 2010, was 17,127,789.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 20, 2010.

Introduction

The Company has chosen to combine our Annual Report to Shareholders with our Form 10-K, which is a document that U.S. public companies file with the Securities and Exchange Commission every year.  Many readers are familiar with “Part II” of the Form 10-K, as it contains the business information and financial statements that were included in the financial sections of our past Annual Reports.  These portions include information about our business that we believe will be of interest to investors.  We hope investors will find it useful to have all of this information available in a single document.

The Securities and Exchange Commission allows us to report information in the Form 10-K by “incorporated by reference” from another part of the Form 10-K, or from the proxy statement.  You will see that information is “incorporated by reference” in various parts of our Form 10-K.

A more detailed table of contents for the entire Form 10-K follows:

FORM 10-K INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “foresee,” “believe,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, allowance for loan losses, the effect of certain new accounting standards on the Company’s financial statements, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of pending litigation, acquisition strategy, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible loan losses; and those factors set forth under Item 1A. Risk-Factors of this report and other cautionary statements set forth elsewhere in this report.   Many of these factors are beyond our ability to predict or control.  In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date hereof.  However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and all written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this section.

PART I

ITEM 1.                      BUSINESS

Company Overview

Simmons First National Corporation (the “Company) is a multi-bank financial holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company is headquartered in Arkansas with total assets of $3.1 billion, loans of $1.9 billion, deposits of $2.4 billion and equity capital of $371 million as of December 31, 2009.  We own eight community banks that are strategically located throughout Arkansas.  We conduct our operations through 88 offices, of which 84 are branches, or “financial centers,” located in 47 communities in Arkansas.

We seek to build shareholder value by (i) focusing on strong asset quality, (ii) maintaining strong capital and managing our liquidity position, (iii) improving our efficiency, and (iv) opportunistically growing our business, both organically and through potential FDIC-assisted transactions and traditional private community bank acquisitions. We believe the depth and experience of our corporate executive management team and the management teams and directors of each of our community banks has allowed us to achieve excellent asset quality, a strong capital position and increased liquidity, even in the current challenging economic climate.

Community Bank Strategy

Our community banks feature locally based management and boards of directors, community-focused growth strategies, and flexibility in pricing of loans and deposits.  Our community banks are supported by our main subsidiary bank, Simmons First National Bank (“SFNB” or “lead bank”), which allows our community banks to provide products and services, such as a bank-issued credit card, that are usually offered only by larger banks. We believe that our enterprise-wide support system enables us to “out-product” our smaller, Arkansas community bank competitors while our local focus allows us to “out-service” our larger interstate bank competitors.

Our community banking business model involves some additional administrative costs as a result of maintaining multiple bank charters, but has allowed us to maintain strong management at the local level to meet the needs of local customers while ensuring good asset quality.  In addition we, along with our lead bank, provide efficiencies through consolidated back office support for information systems, loan review, compliance, human resources, accounting and internal audit.  Likewise, through a standardizing initiative, our banks share a common name, signage and products that enable us to maximize our branding and overall marketing strategy.

Growth Strategy

Over the past 20 years, as we have expanded our markets and services, our growth strategy has evolved and diversified. From 1989 through 1991, in addition to our internal branching expansion, we acquired nine branches from the Resolution Trust Corporation, the federal agency that oversaw the sale or liquidation of assets of closed savings and loans institutions.

From 1995 to 2005, our strategic focus was on creating geographic diversification throughout Arkansas, driven primarily by acquisitions of other banking institutions.  During this period we completed acquisitions of nine financial institutions and a total of 20 branches from five other banking institutions, some of which allowed us to enter key growth markets such as Conway, Hot Springs, Russellville, Searcy and Northwest Arkansas.  In 2005, we initiated a de novo branching strategy to enter selected new Arkansas markets and to complement our presence in existing markets.  From 2005 to 2008, we opened 12 new financial centers, a regional headquarters in Northwest Arkansas and a corporate office in Little Rock.  We substantially completed our de novo branching strategy in 2008.

In late 2007, as we anticipated deteriorating economic conditions, we concentrated on maintaining our strong asset quality, building capital and improving our liquidity position.  We intensified our focus on loan underwriting and on monitoring our loan portfolio in order to maintain asset quality, which is well above our peer group and the industry average.  From late 2007 to December 31, 2009, our liquidity position (net overnight funds sold) improved by approximately $150 million as a result of a strategic initiative to introduce deposit products that grew our core deposits in transaction and savings accounts and improved our deposit mix.  Transaction and savings deposits increased from 48% of total deposits as of December 31, 2007, to 62% of total deposits as of December 31, 2009.

Our capital levels have remained strong during the current economic downturn.  As part of our strategic focus on building capital, we suspended our stock repurchase program in July 2008.  Additionally, despite our strong capital position, in October 2008 we applied, and were one of the earliest banks approved, for funding of up to $60 million under the U.S. Treasury’s Capital Purchase Program, referred to as the “CPP.”  After careful consideration and analysis, we believed there had been considerable improvement in the economic indicators since October 2008 and we determined that participation in the CPP was not necessary nor in the best interest of our shareholders.  We notified the Treasury in July 2009 that we did not intend to participate in the CPP.

On August 26, 2009, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  The shelf registration statement will allow us to raise capital from time to time, up to an aggregate of $175 million, through the sale of common stock, preferred stock, or a combination thereof, subject to market conditions.  Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that we will be required to file with the SEC at the time of the specific offering.

In December 2009, we completed a secondary stock offering by issuing a total of 3,047,500 shares of common stock, including the over-allotment, at a price of $24.50 per share, less underwriting discounts and commissions.  The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were approximately $70.5 million.  Subsequent to the stock offering, we have approximately $100 million available from our shelf registration for future offerings.

Acquisition Strategy

We believe we are strategically positioned to leverage our strong capital position to grow through acquisitions.  In the near term, the disruptions in the financial markets continue to create opportunities for strong financial institutions to acquire selected assets and deposits of failed banks through FDIC-assisted transactions on attractive terms.  We intend to focus our near term acquisition strategy on such transactions.  We also believe that the challenging economic environment combined with more restrictive bank regulatory reform will cause many financial institutions to seek merger partners in the intermediate future.  We believe our community bank model, strong capital and successful acquisition history position us as a purchaser of choice for community banks seeking a strong partner.

We expect that our primary geographic target area for acquisitions, both FDIC-assisted and negotiated, will fall within a 325 mile radius of central Arkansas.  Our first priority will be to focus on acquisitions within Arkansas while also seeking acquisitions within our target area in states contiguous to Arkansas.  The senior management teams of both our parent company and lead bank have had extensive experience during the past twenty years in acquiring banks, branches and deposits and post-acquisition integration of operations.  We believe this experience positions us to successfully acquire and integrate banks on both an FDIC assisted and unassisted basis.

With respect to FDIC-assisted transactions:

•
We believe one of our key strengths is our management depth at the community bank level that will enable us to redeploy our human resources to integrate and operate an acquired institution’s business with minimal disruption to our existing operations.  From our management pool we have assembled an in-house acquisition team to focus on evaluating and executing FDIC-assisted transactions.

•
We have retained a consultant with FDIC-assisted transaction experience that has supplemented our management’s acquisition experience with additional training focused on the unique aspects of acquiring, converting and integrating banks through FDIC-assisted transactions.

With respect to negotiated community bank acquisitions:

•
We have historically retained the target institution’s senior management and have provided them with an appealing level of autonomy post-integration.  We intend to continue to pursue negotiated community bank acquisitions and we believe that our history with respect to such acquisitions has positioned us as an acquirer of choice for community banks.

•
We encourage acquired community banks, their boards and associates to maintain their community involvement, while empowering the banks to offer a broader array of financial products and services.  We believe this approach leads to enhanced profitability after the acquisition.

Efficiency Initiatives

In 2008, we began two significant initiatives to improve our operating performance by implementing cost efficiencies and selected revenue enhancements.  These initiatives have led to cost savings and revenue enhancements in 2009 and are expected to lead to further improvements in 2010 and beyond.

Our first such initiative was an effort to leverage our corporate buying power to renegotiate our existing vendor contracts at lower prices and to maximize the return on our investment in technology.  We have begun to benefit from operating expense savings as a result of more favorable contract terms with our vendors in 2009 with the full annualized benefits expected to be realized in 2010.

Our second initiative, which is larger in scope, is to identify and implement process improvements.  We are reviewing our business processes in an effort to improve our profitability while preserving the quality of our customer service.  The scope of this initiative includes implementing revenue enhancements, further consolidating back office processes and refining our organizational structure.  We intend to begin implementing this initiative in 2010 and to continue its implementation in 2011.  We expect to experience significant savings and revenue enhancements as this initiative takes effect.

Subsidiary Banks

Our lead bank, SFNB, is a national bank which has been in operation since 1903.  SFNB’s primary market area, with the exception of its nationally provided credit card product, is southeastern, central and western Arkansas.  As of December 31, 2009, SFNB had total assets of $1.6 billion, total loans of $945 million and total deposits of $1.3 billion.  Simmons First Trust Company N.A., a wholly owned subsidiary of SFNB, performs the trust and fiduciary business operations for SFNB and for us.  Simmons First Investment Group, Inc., a wholly owned subsidiary of SFNB, is a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers and performs the broker-dealer operations for SFNB.

The following table shows our community subsidiary banks other than the lead bank:

	Year		As of December 31, 2009
	Acquired	Primary Market	Assets	Loans	Deposits
				(In thousands)
Simmons First Bank of Jonesboro	1984	Northeast Arkansas	$312,835	$258,807	$263,327
Simmons First Bank of South Arkansas	1984	Southeast Arkansas	165,682	88,585	139,898
Simmons First Bank of Northwest Arkansas	1995	Northwest Arkansas	272,463	175,485	219,009
Simmons First Bank of Russellville	1997	Russellville, Arkansas	193,498	106,436	138,661
Simmons First Bank of Searcy	1997	Searcy, Arkansas	149,732	106,632	113,771
Simmons First Bank of El Dorado, N.A.	1999	South central Arkansas	289,326	116,675	249,118
Simmons First Bank of Hot Springs	2004	Hot Springs, Arkansas	172,256	77,477	122,857

Our subsidiary banks provide complete banking services to individuals and businesses throughout the market areas they serve.  These banks offer consumer (credit card, student and other consumer), real estate (construction, single family residential and other commercial) and commercial (commercial, agriculture and financial institutions) loans, checking, savings and time deposits, trust and investment management services and securities and investment services.

Credit Cards

We held the 62nd largest credit card portfolio in the U.S. as of August 31, 2009, with a balance of $175 million, which has grown to $189 million at December 31, 2009.  Since the 1960s, we have offered these products through our lead bank.  Our portfolio had an all-in yield, net of any credit losses, of over 15% for the year ended December 31, 2009.  Our number of accounts has grown 10.6% since December 31, 2008, to over 123,000 accounts as of December 31, 2009.  This growth has been balanced by a lower approval rate for credit card applications of only 17% for the quarter ended December 31, 2009, which is down from an approval rate of approximately 34% during 2007.  Our strong credit underwriting is reflected in our credit card charge-off ratio of 2.41% for the quarter ended December 31, 2009.  This is 790 basis points better than the industry average charge-off ratio of 10.31% as reported by Moody’s Investors Service for the same three month period.  Our portfolio is geographically diversified, with approximately 41% of our credit card customers in Arkansas and no geographic concentration greater than 7% in any other state.  Our credit card customers carry an average balance of approximately $2,100.  Their average credit limit is approximately $3,600 and their average FICO score is above 725.  We believe these attributes contribute to the success of our credit card product offering in terms of both growth and credit quality.

Loan Risk Assessment

As part of our ongoing risk assessment, the Company has an Asset Quality Review Committee of management that meets quarterly to review the adequacy of the allowance for loan losses.  The Committee reviews the status of past due, non-performing and other impaired loans, reserve ratios, and additional performance indicators for all of its subsidiary banks. The allowance for loan losses is determined based upon the aforementioned performance factors, and adjustments are made accordingly.  Also, an unallocated reserve is established to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations.

The Board of Directors of each of our subsidiary banks reviews the adequacy of its allowance for loan losses on a monthly basis giving consideration to past due loans, non-performing loans, other impaired loans, and current economic conditions.  Our loan review department monitors each of its subsidiary bank's loan information monthly.  In addition, the loan review department prepares an analysis of the allowance for loan losses for each subsidiary bank twice a year, and reports the results to our Audit and Security Committee.  In order to verify the accuracy of the monthly analysis of the allowance for loan losses, the loan review department performs an on-site detailed review of each subsidiary bank's loan files on a semi-annual basis.  Additionally, we have instituted a Special Asset Committee for the purpose of reviewing criticized loans in regard to collateral adequacy, workout strategies and proper reserve allocations.

Competition

There is significant competition among commercial banks in our various market areas.  In addition, we also compete with other providers of financial services, such as savings and loan associations, credit unions, finance companies, securities firms, insurance companies, full service brokerage firms and discount brokerage firms.  Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that we do not provide.  We generally compete on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, the rates of interest paid for funds, and the availability and pricing of trust and brokerage services.

Principal Offices and Available Information

Our principal executive offices are located at 501 Main Street, Pine Bluff, Arkansas 71601, and our telephone number is (870) 541-1000.  We also have corporate offices in Little Rock, Arkansas.  We maintain a website at http://www.simmonsfirst.com.  On this website under the section “Investor Relations”, we make our filings with the Securities and Exchange Commission available free of charge, along with other Company news and announcements.

Employees

As of February 5, 2010, the Company and its subsidiaries had approximately 1,096 full time equivalent employees.  None of the employees is represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups.  We consider our relationship with our employees to be good.

Executive Officers of the Company

The following is a list of all executive officers of the Company.  The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

J. Thomas May	63	Chairman and Chief Executive Officer	23
David L. Bartlett	58	President and Chief Operating Officer	13
Robert A. Fehlman	45	Executive Vice President and Chief Financial Officer	21
Marty D. Casteel	58	Executive Vice President	21
Robert C. Dill	66	Executive Vice President, Marketing	43
David W. Garner	40	Senior Vice President and Controller	12
Kevin J. Archer	46	Senior Vice President/Credit Policy and Risk Assessment	14
Sharon K. Burdine	44	Senior Vice President and Human Resources Director	12
Tina M. Groves	40	Senior Vice President/Manager, Audit/Compliance	4
John L. Rush	75	Secretary	42

Board of Directors of the Company

The following is a list of the Board of Directors of the Company as of December 31, 2009, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

William E. Clark, II	Chief Executive Officer
Clark Contractors LLC

Steven A. Cossé	Executive Vice President and General Counsel
Murphy Oil Corporation

Edward Drilling	President
AT&T Arkansas

Eugene Hunt	Attorney
Hunt Law Firm

George A. Makris, Jr.	President
M.K. Distributors, Inc.

J. Thomas May	Chairman and Chief Executive Officer
Simmons First National Corporation

W. Scott McGeorge	President
Pine Bluff Sand and Gravel Company

Stanley E. Reed	Farmer
President (retired)
Arkansas Farm Bureau

Harry L. Ryburn	Orthodontist (retired)

Robert L. Shoptaw	Chairman of the Board
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

The federal law generally prohibits a bank holding company from directly or indirectly engaging in non-banking activities.  This prohibition does not include loan servicing, liquidating activities or other activities so closely related to banking as to be a proper incident thereto.  Bank holding companies, including Simmons First National Corporation, which have elected to qualify as financial holding companies, are authorized to engage in financial activities.  Financial activities include any activity that is financial in nature or any activity that is incidental or complimentary to a financial activity.

As a financial holding company, we are required to file with the FRB an annual report and such additional information as may be required by law.  From time to time, the FRB examines the financial condition of the Company and its subsidiaries.  The FRB, through civil and criminal sanctions, is authorized to exercise enforcement powers over bank holding companies (including financial holding companies) and non-banking subsidiaries, to limit activities that represent unsafe or unsound practices or constitute violations of law.

We are subject to certain laws and regulations of the state of Arkansas applicable to financial and bank holding companies, including examination and supervision by the Arkansas Bank Commissioner.  Under Arkansas law, a financial or bank holding company is prohibited from owning more than one subsidiary bank, if any subsidiary bank owned by the holding company has been chartered for less than five years and, further, requires the approval of the Arkansas Bank Commissioner for any acquisition of more than 25% of the capital stock of any other bank located in Arkansas.  No bank acquisition may be approved if, after such acquisition, the holding company would control, directly or indirectly, banks having 25% of the total bank deposits in the state of Arkansas, excluding deposits of other banks and public funds.

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

Subsidiary Banks

SFNB, Simmons First Bank of El Dorado, N.A. and Simmons First Trust Company N.A., as national banking associations, are subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency of the United States ("OCC").  Simmons First Bank of Jonesboro, Simmons First Bank of South Arkansas, Simmons First Bank of Northwest Arkansas and Simmons First Bank of Hot Springs, as state chartered banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation ("FDIC") and the Arkansas State Bank Department.  Simmons First Bank of Russellville and Simmons First Bank of Searcy, as state chartered member banks, are subject to the supervision and regulation, of which regular bank examinations are a part, by the Federal Reserve Board and the Arkansas State Bank Department.  The lending powers of each of the subsidiary banks are generally subject to certain restrictions, including the amount, which may be lent to a single borrower.

All of our subsidiary banks are members of the FDIC, which provides insurance on deposits of each member bank up to applicable limits by the Deposit Insurance Fund.  For this protection, each bank pays a statutory assessment to the FDIC each year.

Federal law substantially restricts transactions between banks and their affiliates.  As a result, our subsidiary banks are limited in making extensions of credit to the Company, investing in the stock or other securities of the Company and engaging in other financial transactions with the Company.  Those transactions that are permitted must generally be undertaken on terms at least as favorable to the bank as those prevailing in comparable transactions with independent third parties.

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

Risk-Weighted Capital Requirements for the Company and the Subsidiary Banks

Since 1993, banking organizations (including financial holding companies, bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital.  A well-capitalized institution is one that has at least a 10% "total risk-based capital" ratio.  For a tabular summary of our risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital" and Note 18, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President) as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009, and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is an annualized 10 basis points paid quarterly on amounts in covered accounts exceeding $250,000.  On December 5, 2008, we elected to participate in both guarantee programs.  On February 10, 2009, the FDIC extended the date for issuing debt under the TLG Program from June 30 to October 31, 2009.  On August 26, 2009, the FDIC extended the Transaction Account Guaranty (“TAG”) portion of the TLG Program for six months, through June 30, 2010.  The annual assessment rate that will apply during the extension period will be raised from the initial annualized 10 basis points on amounts in covered accounts exceeding $250,000 to either 15, 20 or 25 basis points, depending on the Risk category assigned to the participating institution under the FDIC's risk-based premium system.

ITEM 1A.                      RISK FACTORS

Risks Related to Our Industry

Our business may be adversely affected by conditions in the financial markets and general economic conditions.

Since December 2007, the United States has been in a recession, although there are some indicators of improvement. Business activity across a wide range of industries and regions has been greatly reduced and local governments and many businesses are having difficulty due to the lack of consumer spending, the lack of liquidity in the credit markets and high unemployment.

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

The business environment in Arkansas could continue to deteriorate. There can be no assurance that these business and economic conditions will improve in the near term. The continuation of these conditions could adversely affect the credit quality of our loans and our results of operations and financial condition.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

Under the Troubled Asset Relief Program, or “TARP,” the U.S. Treasury is authorized to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies. The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury allocated $250 billion toward TARP’s Capital Purchase Program to fund the purchase of equity securities from participating institutions.

Numerous actions have been taken by the United States Congress, the Federal Reserve, the Treasury, the FDIC, the SEC and other governmental agencies to address the recent liquidity and credit crisis. These actions have included, among others:

•	encouraging residential mortgage loan restructuring and modification to provide homeowners relief;
•	establishing significant liquidity and credit facilities for financial institutions and investment banks;
•	lowering of the federal funds rate;
•	taking emergency action against short selling practices;
•	establishing a temporary guaranty program for money market funds;
•	establishing a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and
•	coordinating international efforts to address illiquidity and other weaknesses in the banking sector.

A significant goal of these legislative and regulatory actions is to stabilize the U.S. banking system. The legislative and regulatory initiatives described above may not have their desired effects or may have unintended consequences. Should these or other legislative or regulatory initiatives fail to stabilize the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Recent increases in deposit insurance coverage and the FDIC’s efforts to restore the deposit insurance fund have increased our FDIC insurance assessments and resulted in higher noninterest expense. Additional increases in deposit insurance rates may occur and continue to negatively impact our operations.

The Emergency Economic Stabilization Act of 2008, referred to as “EESA,” temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The limits are scheduled to return to $100,000 on January 1, 2014. The temporary increase in insured deposits has been accompanied by a higher assessment for our subsidiary banks and will adversely affect our results of operations as an increase in noninterest expense.

Separate from the EESA, in October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLG Program”). Banks that participate in the TLG Program are subject to a coverage charge of ten basis points per annum for noninterest-bearing deposit accounts exceeding the existing deposit insurance limit of $250,000. In August 2009, the FDIC issued a final rule regarding the extension of the deposit guarantee portion of the TLG Program. Under this rule, the expiration of the program is extended to June 30, 2010. In connection with the extension, the annual fees associated with the deposit guarantee portion of the TLG Program increase from ten basis points to 15 to 25 basis points after December 31, 2009. The particular rate to be assessed will be based upon the risk category to which an institution is assigned.

In addition, the large number of recent bank failures combined with the potential for significant numbers of additional bank failures has placed significant stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional charges which began April 1, 2009.

In May 2009, the FDIC voted to amend the deposit insurance fund restoration plan and impose a special assessment of 5 basis points of each insured institution’s assets less its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. Based on our deposit levels at June 30, 2009, we accrued a special assessment amount approximately $1.4 million. The amended rule also permits the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to five basis points if necessary to maintain public confidence in federal deposit insurance. The imposed special assessment, as well as any future increases in assessments, will adversely affect our noninterest expense and results of operations.

In September 2009, the FDIC announced that it would require insured banks to prepay their estimated FDIC assessments for the fourth quarter of 2009 and for the next three years on December 30, 2009. The total amount of our prepaid assessment was approximately $11.2 million.

Should more bank failures occur, the FDIC’s premium assessments may continue to increase or accelerate. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. There is a significant possibility that the FDIC will further increase or accelerate the timing of payment of FDIC insurance premiums, whether or not there are more bank failures.

Current levels of market volatility are unprecedented.

The financial markets have continued to experience significant volatility. In some cases, the financial markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If financial market volatility continues or worsens, or if there are more disruptions in the financial markets, including disruptions to the United States or international banking systems, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Risks Related to Our Business

Our concentration of banking activities in Arkansas, including our real estate loan portfolio, makes us more vulnerable to adverse conditions in the particular Arkansas markets in which we operate.

Our subsidiary banks operate exclusively within the state of Arkansas, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Our financial condition, results of operations and cash flows are subject to changes in the economic conditions in our home state, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans. We largely depend on the continued growth and stability of the communities we serve for our continued success. Declines in the economies of these communities or the state of Arkansas in general could adversely affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, thus adversely affecting our net income, profitability and financial condition.

The ability of our borrowers to repay their loans could also be adversely impacted by the significant changes in market conditions in the region or by changes in local real estate markets, including deflationary effects on collateral value caused by property foreclosures. This could result in an increase in our charge-offs and provision for loan losses. Either of these events would have an adverse impact on our results of operations.

Our loan portfolio in Northwest Arkansas has been more negatively impacted than our loan portfolio comprised from other regions in Arkansas. This fact results primarily from the acute contraction in that region’s economy and its real estate markets as compared to Arkansas as a whole. In 2009 we have put an additional $5 million in capital into our Northwest Arkansas bank. A continued deterioration of the Northwest Arkansas economy or its failure to fully participate in an economic recovery could require us to further tighten our local lending standards, inject more capital into our Northwest Arkansas bank and increase allowances for loan losses relative to loans made in the region.

A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism or other factors beyond our control could also have an adverse effect on our financial condition and results of operations. In addition, because multi-family and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our results of operations.

Deteriorating credit quality, particularly in our credit card portfolio, may adversely impact us.

We have a significant consumer credit card portfolio. We have experienced an increased amount of net charge-offs in our credit card portfolio in 2009, which could continue or worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs nevertheless increased to 2.41% of our average outstanding credit card balances for the quarter ended December 31, 2009, from 2.02% of the average outstanding balances for the quarter ended on December 31, 2008. The current economic downturn could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

Changes to consumer protection laws may impede our origination or collection efforts with respect to credit card accounts, change account holder use patterns or reduce collections, any of which may result in decreased profitability of our credit card portfolio.

Credit card receivables that do not comply with consumer protection laws may not be valid or enforceable under their terms against the obligors of those credit card receivables. Federal and state consumer protection laws regulate the creation and enforcement of consumer loans, including credit card receivables. For instance, the federal Truth in Lending Act was recently amended by the “Credit Card Accountability, Responsibility and Disclosure Act of 2009,” or the “Credit CARD Act,” which, among other things:

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
•
empowers federal bank regulators to promulgate rules to limit the amount of any penalty fees or charges for credit card accounts to amounts that are “reasonable and proportional to the related omission or violation;” and

•	requires credit card companies to mail billing statements 21 calendar days before the due date for account holder payments.

As a result of the Credit CARD Act and other consumer protection laws and regulations, it may be more difficult for us to originate additional credit card accounts or to collect payments on credit card receivables, and the finance charges and other fees that we can charge on credit card account balances may be reduced. Furthermore, account holders may choose to use credit cards less as a result of these consumer protection laws. Each of these results, independently or collectively, could reduce the effective yield on revolving credit card accounts and could result in decreased profitability of our credit card portfolio.

Our growth and expansion strategy may not be successful, and our market value and profitability may suffer.

We have historically employed, as important parts of our business strategy, growth through acquisition of banks and, to a lesser extent, through branch acquisitions and de novo branching. Any future acquisitions, including any FDIC-assisted transactions, in which we might engage will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other risks:

•	credit risk associated with the acquired bank’s loans and investments;
•	difficulty of integrating operations and personnel; and
•	potential disruption of our ongoing business.

In the current economic environment, we anticipate that in addition to opportunities to acquire other banks in privately negotiated transactions, we may also have opportunities to bid to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks. Because FDIC-assisted acquisitions are structured in a manner that would not allow us the time normally associated with due diligence investigations prior to committing to purchase the target bank or preparing for integration of an acquired bank, we may face additional risks in FDIC-assisted transactions. These risks include, among other things:

•	loss of customers of the failed bank;
•	strain on management resources related to collection and management of problem loans; and
•	problems related to integration of personnel and operating systems.

In addition to pursuing the acquisition of existing viable financial institutions or the acquisition of assets and liabilities of failed banks in FDIC-assisted transactions, as opportunities arise we may also continue to engage in de novo branching to further our growth strategy. De novo branching and growing through acquisition involve numerous risks, including the following:

•	the inability to obtain all required regulatory approvals;
•	the significant costs and potential operating losses associated with establishing a de novo branch or a new bank;
•	the inability to secure the services of qualified senior management;
•	the local market may not accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank;
•	the risk of encountering an economic downturn in the new market;
•	the inability to obtain attractive locations within a new market at a reasonable cost; and
•	the additional strain on management resources and internal systems and controls.

We expect that competition for suitable acquisition candidates, whether such candidates are viable banks or are the subject of an FDIC-assisted transaction, will be significant. We may compete with other banks or financial service companies that are seeking to acquire our acquisition candidates, many of which are larger competitors and have greater financial and other resources. We cannot assure you that we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions. Further, we cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions and de novo branching. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business and growth strategy and maintain or increase our market value and profitability.

Our recent results do not indicate our future results and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or be able to expand our business. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. We may also be unable to identify advantageous acquisition opportunities or, once identified, enter into transactions to make such acquisitions. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, fluctuations in interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits as we have a base of lower cost transaction deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs. Also, changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

We have been active in making student loans and this part of our business could decrease or terminate in the future.

Our subsidiary banks historically have been active in the student loan market and our student loan portfolio has been profitable in the past. Recent interruptions in the credit markets and certain changes in the federal government programs affecting student loans, however, have decreased the marketability of student loans and increased our holding period for such loans. These events have increased our expenses associated with making and holding student loans and have decreased the profitability of making such loans. The federal government is currently considering additional revisions to the student loan program which may either eliminate participation by banks or substantially reduce the profitability to banks of participating in student loan programs. Future regulatory and legislative changes may further decrease the profitability of our student loan portfolio and may cause us to decrease the size of the student loan portfolio or eliminate it all together. Eliminating or decreasing that portfolio could adversely affect our profitability in the future.

We may not be able to raise the additional capital we need to grow and, as a result, our ability to expand our operations could be materially impaired.

Federal and state regulatory authorities require us and our subsidiary banks to maintain adequate levels of capital to support our operations. Many circumstances could require us to seek additional capital, such as:

•	faster than anticipated growth;
•	reduced earning levels;
•	operating losses;
•	changes in economic conditions;
•	revisions in regulatory requirements; or
•	additional acquisition opportunities.

Our ability to raise additional capital will largely depend on our financial performance, and on conditions in the capital markets which are outside our control. If we need additional capital but cannot raise it on terms acceptable to us, our ability to expand our operations or to engage in acquisitions could be materially impaired.

Accounting standards periodically change and the application of our accounting policies and methods may require management to make estimates about matters that are uncertain.

The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

In addition, our management must exercise judgment in appropriately applying many of our accounting policies and methods so they comply with generally accepted accounting principles. In some cases, management may have to select a particular accounting policy or method from two or more alternatives. In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in our reporting materially different amounts than would have been reported if we had selected a different policy or method. Accounting policies are critical to fairly presenting our financial condition and results of operations and may require management to make difficult, subjective or complex judgments about matters that are uncertain.

The Federal Reserve Board’s source of strength doctrine could require that we divert capital to our subsidiary banks instead of applying available capital towards planned uses, such as engaging in acquisitions or paying dividends to shareholders.

The Federal Reserve Board’s policies and regulations require that a bank holding company, including a financial holding company, serve as a source of financial strength to its subsidiary banks, and further provide that a bank holding company may not conduct operations in an unsafe or unsound manner. It is the Federal Reserve Board’s policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity, such as during periods of significant loan losses, and that such holding company should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks if such a need were to arise.

A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations, or both. Accordingly, if the financial condition of our subsidiary banks were to deteriorate, we could be compelled to provide financial support to our subsidiary banks at a time when, absent such Federal Reserve Board policy, we may not deem it advisable to provide such assistance. Under such circumstances, there is a possibility that we may not either have adequate available capital or feel sufficiently confident regarding our financial condition, to enter into acquisitions, pay dividends, or engage in other corporate activities.

We may incur environmental liabilities with respect to properties to which we take title.

A significant portion of our loan portfolio is secured by real property. In the course of our business, we may own or foreclose and take title to real estate and could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. If we were to become subject to significant environmental liabilities, it could have a material adverse effect on our results of operations and financial condition.

Our management has broad discretion over the use of proceeds from our recent common stock offering.

Although we have indicated our intent to use the proceeds from our recent common stock offering for general corporate purposes, including funding internal growth and selected future acquisitions, our Board of Directors retains significant discretion with respect to the use of proceeds from this offering. If we use the funds to acquire other businesses, there can be no assurance that any business we acquire will be successfully integrated into our operations or otherwise perform as expected. Likewise, other uses of the proceeds from this offering may not generate favorable returns for us.

Risks Related to Owning Our Stock

The holders of our subordinated debentures have rights that are senior to those of our shareholders. If we defer payments of interest on our outstanding subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to our common stock.

We have $30.9 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of subordinated debt securities in the future with terms similar to those of our existing subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock.

We may be unable to, or choose not to, pay dividends on our common stock.

We cannot assure you of our ability to continue to pay dividends. Our ability to pay dividends depends on the following factors, among others:

•
We may not have sufficient earnings since our primary source of income, the payment of dividends to us by our subsidiary banks, is subject to federal and state laws that limit the ability of those banks to pay dividends;

•
Federal Reserve Board policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition; and

•	Our Board of Directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is a better strategy.

If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event our subsidiary banks become unable to pay dividends to us, we may not be able to service our debt or pay our other obligations or pay dividends on our common stock. Accordingly, our inability to receive dividends from our subsidiary banks could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the value of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Anti-takeover provisions could negatively impact our shareholders.

Provisions of our articles of incorporation and by-laws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

There are currently no unresolved Commission staff comments.

ITEM 2.                      PROPERTIES

The principal offices of the Company and the lead bank consist of an eleven-story office building and adjacent office space located in the central business district of the city of Pine Bluff, Arkansas.  Additionally, we also have corporate offices located in Little Rock, Arkansas.

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

Plaintiffs subsequently filed their Notice of Appeal to the appellate court, have timely lodged the transcript with the Supreme Court Clerk, and a briefing schedule has been issued.  The Company intends to contest the appeal and seek affirmance of the Court's dismissal of Plaintiffs' claims.  At this time, no basis for any material liability has been identified.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFNC.” Set forth below are the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for each quarter of the fiscal years ended December 31, 2009 and 2008.  Also set forth below are dividends declared per share in each of these periods:

			Quarterly
	Price Per		Dividends
	Common Share		Per Common
	High	Low	Share

2009
1st quarter	$29.54	$20.30	$0.19
2nd quarter	30.02	23.90	0.19
3rd quarter	30.84	26.15	0.19
4th quarter	30.00	24.50	0.19

2008
1st quarter	$29.90	$24.00	$0.19
2nd quarter	32.99	27.82	0.19
3rd quarter	36.49	26.20	0.19
4th quarter	35.00	22.41	0.19

On February 5, 2010, the closing price for our common stock as reported on the NASDAQ was $25.97.  As of February 5, 2010, there were 1,337 shareholders of record of our common stock.

The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Our principal source of funds for dividend payments to our stockholders is distributions, including dividends, from our subsidiary banks, which are subject to restrictions tied to such institution’s earnings.  Under applicable banking laws, the declaration of dividends by the lead bank and Simmons First Bank of El Dorado in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency.  Further, as to Simmons First Bank of Jonesboro, Simmons First Bank of Northwest Arkansas, Simmons First Bank of South Arkansas, Simmons First Bank of Hot Springs, Simmons First Bank of Russellville and Simmons First Bank of Searcy, regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2009, approximately $15.2 million was available for the payment of dividends by the subsidiary banks without regulatory approval.  For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk – Liquidity and Market Risk Management," and Note 18, Stockholders’ Equity, of Notes to Consolidated Financial Statements.

Stock Repurchase

On November 28, 2007, we announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares we intend to repurchase.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  We intend to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  As part of our strategic focus on building capital, we suspended our stock repurchase program in July 2008.  We made no purchases of our common stock during the three months or year ended December 31, 2009.  Because of the recently completed stock offering and based on our strategy to retain capital, we do not anticipate resuming our stock repurchase during 2010.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Bank Stock Index and the S&P 500 Stock Index.  The graph assumes an investment of $100 on December 31, 2004 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Simmons First National Corporation	100.00	97.93	113.63	98.55	112.44	109.17
NASDAQ Bank Index	100.00	95.67	106.20	82.76	62.96	51.31
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

ITEM 6.                      SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

Management believes that certain non-GAAP measures, including diluted core earnings per share, tangible book value, the ratio of tangible common equity to tangible assets, tangible stockholders’ equity and return on average tangible equity, may be useful to analysts and investors in evaluating the performance of our Company.  We have included certain of these non-GAAP measures, including cautionary remarks regarding the usefulness of these analytical tools, in this table.  The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Years Ended December 31
(In thousands, except per share & other data)	2009	2008	2007	2006	2005

Income statement data:
Net interest income	$97,727	$94,017	$92,116	$88,804	$90,257
Provision for loan losses	10,316	8,646	4,181	3,762	7,526
Net interest income after provision
for loan losses	87,411	85,371	87,935	85,042	82,731
Non-interest income	52,711	49,326	46,003	43,947	42,318
Non-interest expense	104,722	96,360	94,197	89,068	85,584
Income before taxes	35,400	38,337	39,741	39,921	39,465
Provision for income taxes	10,190	11,427	12,381	12,440	12,503
Net income	$25,210	$26,910	$27,360	$27,481	$26,962

Per share data:
Basic earnings	1.75	1.93	1.95	1.93	1.88
Diluted earnings	1.74	1.91	1.92	1.90	1.84
Diluted core earnings (non-GAAP) (1)	1.74	1.73	1.97	1.90	1.84
Book value	21.72	20.69	19.57	18.24	17.04
Tangible book value (non-GAAP) (2)	18.07	16.16	14.97	13.68	12.46
Dividends	0.76	0.76	0.73	0.68	0.61
Basic average common shares outstanding	14,375,323	13,945,249	14,043,626	14,226,481	14,375,005
Diluted average common shares outstanding	14,465,718	14,107,943	14,241,182	14,474,812	14,686,927

Balance sheet data at period end:
Assets	3,093,322	2,923,109	2,692,447	2,651,413	2,523,768
Investment securities	646,915	646,134	530,930	527,126	521,789
Total loans	1,874,989	1,933,074	1,850,454	1,783,495	1,718,107
Allowance for loan losses	25,016	25,841	25,303	25,385	26,923
Goodwill & other intangible assets	62,374	63,180	63,987	64,804	65,634
Non interest bearing deposits	363,154	334,998	310,181	305,327	331,113
Deposits	2,432,172	2,336,333	2,182,857	2,175,531	2,059,958
Long-term debt	128,894	127,741	51,355	52,381	56,090
Subordinated debt & trust preferred	30,930	30,930	30,930	30,930	30,930
Stockholders’ equity	371,247	288,792	272,406	259,016	244,085
Tangible stockholders’ equity (non GAAP) (2)	308,873	225,612	208,419	194,212	178,451

Capital ratios at period end:
Stockholders’ equity to total assets	12.00%	9.88%	10.12%	9.77%	9.67%
Tangible common equity to tangible assets
(non-GAAP) (3)	10.19%	7.89%	7.93%	7.51%	7.26%
Tier 1 leverage ratio	11.64%	9.15%	9.06%	8.83%	8.62%
Tier 1 risk-based ratio	17.91%	13.24%	12.43%	12.38%	12.26%
Total risk-based capital ratio	19.17%	14.50%	13.69%	13.64%	13.54%
Dividend payout	43.68%	39.79%	38.02%	35.79%	33.15%

Annualized performance ratios:
Return on average assets	0.85%	0.94%	1.03%	1.07%	1.08%
Return on average equity	8.26%	9.54%	10.26%	10.93%	11.24%
Return on average tangible equity (non-GAAP) (2) (4)	10.61%	12.54%	13.78%	15.03%	15.79%
Net interest margin (5)	3.78%	3.75%	3.96%	3.96%	4.13%
Efficiency ratio (6)	65.69%	66.84%	64.94%	64.81%	62.30%

Balance sheet ratios:
Nonperforming assets as a percentage of
period-end assets	1.12%	0.64%	0.51%	0.45%	0.40%
Nonperforming loans as a percentage
of period-end loans	1.35%	0.81%	0.60%	0.56%	0.49%

Nonperforming assets as a percentage of
period-end loans & OREO	1.83%	0.96%	0.75%	0.67%	0.58%
Allowance/to nonperforming loans	98.81%	165.12%	226.10%	252.46%	319.48%
Allowance for loan losses as a
percentage of period-end loans	1.33%	1.34%	1.37%	1.42%	1.57%
Net (recoveries) charge-offs as a percentage
of average loans	0.58%	0.43%	0.23%	0.22%	0.43%

Other data
Number of financial centers	84	84	83	81	79
Number of full time equivalent employees	1,091	1,123	1,128	1,134	1,110

(1) Diluted core earnings (net income excluding nonrecurring items) is a non-GAAP measure. The following nonrecurring items were excluded in the calculation of diluted core earnings per share (non-GAAP). In 2008, the Company recorded a $0.13 increase in EPS from the cash proceeds on a mandatory Visa stock redemption and a $0.05 increase in EPS from the reversal of Visa, Inc.’s litigation expense recorded in 2007. In 2007, the Company recorded a $0.05 reduction in EPS from litigation expense associated with the recognition of certain contingent liabilities related to Visa, Inc.’s litigation.

(2) Because of our significant level of intangible assets, total goodwill and core deposit premiums, management believes a useful calculation for investors in their analysis of our Company is tangible book value per share (non-GAAP). This non-GAAP calculation eliminates the effect of goodwill and acquisition related intangible assets and is calculated by subtracting goodwill and intangible assets from total stockholders’ equity, and dividing the resulting number by the common stock outstanding at period end. The following table reflects the reconciliation of this non-GAAP measure to the GAAP presentation of book value for the periods presented above:

	Years Ended December 31
(In thousands, except per share & other data)	2009	2008	2007	2006	2005

Stockholders’ equity	$371,247	$288,792	$272,406	$259,016	$244,085
Less: Intangible assets
Goodwill	60,605	60,605	60,605	60,605	60,605
Other intangibles	1,769	2,575	3,382	4,199	5,029
Tangible stockholders’ equity (non-GAAP)	$308,873	$225,612	$208,419	$194,212	$178,451

Book value per share	$21.72	$20.69	$19.57	$18.24	$17.04
Tangible book value per share (non-GAAP)	$18.07	$16.16	$14.97	$13.68	$12.46
Shares outstanding	17,093,931	13,960,680	13,918,368	14,196,855	14,326,923

(3) Tangible common equity to tangible assets ratio is tangible stockholders’ equity (non-GAAP) divided by total assets less goodwill and other intangible assets as and for the periods ended presented above.

(4) Return on average tangible equity is a non-GAAP measure that removes the effect of goodwill and intangible assets, as well as the amortization of intangibles, from the return on average equity. This non-GAAP measure is calculated as net income, adjusted for the tax-effected effect of intangibles, divided by average tangible equity.

(5) Fully taxable equivalent (assuming an income tax rate of 37.5%).
(6) The efficiency ratio is total non-interest expense less foreclosure expense and amortization of intangibles, divided by the sum of net interest income on a fully taxable equivalent basis plus total non-interest income less security gains, net of tax. For the year ended December 31, 2009, this calculation excludes the FDIC special assessment of $1.4 million from total non-interest expense. For the year ended December 31, 2008, this calculation adds the VISA litigation expense reversal of $1.2 million to total non-interest expense and excludes gain on partial redemption of Visa shares of $3.0 million from total non-interest income. For the year ended December 31, 2007, this calculation excludes VISA litigation expense of $1.2 million from total non-interest expense.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Overview

As discussed in Note 16, New Accounting Standards, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, on July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  We adopted this accounting standard in preparing the Consolidated Financial Statements beginning with the period ended September 30, 2009.

We follow accounting and reporting policies that conform, in all material respects, to generally accepted accounting principles and to general practices within the financial services industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.

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

The allowance is maintained at a level considered adequate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio as of period end.  This estimate is based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category.  General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories.  Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.  The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of our ongoing risk management system.

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loan.  This includes loans that are delinquent 90 days or more, nonaccrual loans and certain other loans identified by management.  Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan losses.  Specific allocations are applied when quantifiable factors are present requiring a greater allocation than that we established based on our analysis of historical losses for each loan category.  Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days unless management is aware of circumstances which warrant continuing the interest accrual.  Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  We perform an annual goodwill impairment test, and more than annually if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually, or more frequently if certain conditions occur.  Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Employee Benefit Plans

We have adopted various stock-based compensation plans.  The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and bonus stock awards.  Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awarding of bonus shares granted to directors, officers and other key employees.

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

Income Taxes

We are subject to the federal income tax laws of the United States, and the tax laws of the states and other jurisdictions where we conduct business.  Due to the complexity of these laws, taxpayers and the taxing authorities may subject these laws to different interpretations.  Management must make conclusions and estimates about the application of these innately intricate laws, related regulations, and case law.  When preparing the Company’s income tax returns, management attempts to make reasonable interpretations of the tax laws. Taxing authorities have the ability to challenge management’s analysis of the tax law or any reinterpretation management makes in its ongoing assessment of facts and the developing case law.  Management assesses the reasonableness of its effective tax rate quarterly based on its current estimate of net income and the applicable taxes expected for the full year.  On a quarterly basis, management also reviews circumstances and developments in tax law affecting the reasonableness of deferred tax assets and liabilities and reserves for contingent tax liabilities.

2009 Overview

Our net income for the year ended December 31, 2009, was $25.2 million, a 6.3% decrease from net income of $26.9 million in 2008.  Net income in 2007 was $27.4 million.  Diluted earnings per share decreased $0.17, or 8.9%, to $1.74 in 2009 compared to $1.91 in 2008.  Diluted earnings per share in 2007 were $1.92.

During the first quarter of 2008, we recorded a nonrecurring $0.05 increase in diluted earnings per share related to the reversal of a $1.2 million pre-tax contingent liability established during the fourth quarter of 2007.  That contingent liability represented our pro-rata portion of Visa, Inc.’s, and its related subsidiary Visa U.S.A.’s (collectively “Visa”) litigation liabilities, which was satisfied in conjunction with Visa’s initial public offering (“IPO”).  Also as a result of Visa’s IPO, we received cash proceeds from the mandatory partial redemption of our equity interest in Visa, resulting in a nonrecurring $3.0 million pre-tax gain in the first quarter 2008, or $0.13 per diluted common share.  Excluding these nonrecurring items, our core earnings per share increased by $0.01 in 2009 over 2008.  See Reconciliation of Non-GAAP Measures and Table 20 - Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

At December 31, 2009, our loan portfolio totaled $1.875 billion, which is a $58.1 million, or 3.0%, decrease from the same period last year.   This decrease was due due primarily to a $49.8 million decrease in real estate loans, primarily in construction and development loans.   Even during this period of soft loan demand, our consumer loan portfolio increased by $23.8 million, or 5.7%, primarily driven by a $19.5 million increase in credit card balances.

Although the general state of the national economy remains volatile, and despite the challenges in the Northwest Arkansas region, we continue to maintain relatively good asset quality.  The allowance for loan losses as a percent of total loans was 1.33% at December 31, 2009.  Non-performing loans equaled 1.35% of total loans, up 54 basis points from 2008.  Non-performing assets were 1.12% of total assets, up 48 basis points from 2008.  The allowance for loan losses was 99% of non-performing loans.  The Company’s annualized net charge-offs for 2009 were 0.75% of total loans.  Excluding credit cards, annualized net charge-offs for 2009 were 0.57% of total loans.  Net credit card charge-offs for 2009 were 2.61%, more than 750 basis points below the most recently published credit card charge-off industry average.  We do not own any securities backed by subprime mortgage assets and we have no mortgage loan products that target subprime borrowers.

Total assets at December 31, 2009, were $3.093 billion, an increase of $170 million, or 5.8%, over the period ended December 31, 2008.  Stockholders’ equity as of December 31, 2009, was $371.2 million, an increase of $82.4 million, or approximately 28.6%, from December 31, 2008.  Approximately $70.5 million of the increase in stockholders’ equity was the result of the secondary stock offering we completed in December 2009, in which we issued a total of 3,047,500 shares of common stock, including the over-allotment, at a price of $24.50 per share, less underwriting discounts and commissions

Simmons First National Corporation is an Arkansas based, Arkansas committed financial holding company with $3.1 billion in assets and eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas.  Our eight subsidiary banks conduct financial operations from 88 offices, of which 84 are financial centers, in 47 communities.

U.S. Treasury’s Capital Purchase Program

On October 29, 2008, the U.S. Department of the Treasury (“Treasury”) gave the Company approval to participate in the Troubled Asset Relief Program – Capital Purchase Program (“CPP”), designed to provide additional capital to healthy financial institutions, thereby increasing confidence in our banking industry and encouraging increased lending.  On January 6, 2009, the Treasury amended its approval to allow us to participate in the CPP at a level up to $59.7 million.  At a Special Meeting of Shareholders held on February 27, 2009, our shareholders voted to amend the Articles of Incorporation to authorize the issuance of preferred shares and common stock warrants required for participation in the CPP.

Approximately 600 banks nationwide have participated in the CPP.  We were the thirty-second bank in the country to be approved.  Our original plans were to issue the shares under the CPP on March 27, 2009.  However, due to the continued ambiguity resulting from changes being proposed by Congress, we requested and were granted an extension by the Treasury due to the ambiguity and uncertainty regarding the ability to repay the funds at the time of our choosing.

On July 7, 2009, management notified the Treasury that the Company would not participate in the CPP.  After careful consideration and analysis, The Arkansas economy continued doing well relative to many other geographic regions of the country, and we continued to have strong asset quality, liquidity and capital.  Accordingly, we did not believe our participation in the CPP was necessary nor in the best interest of our shareholders.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets.  Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets.  Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis.  The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 37.50%.

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  Our loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2006 at 7.25% and increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 8.25%.  During 2007, the prime interest rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 7.25%.  During 2008, the prime interest rate decreased 200 basis points in the first quarter, 25 basis points in the second quarter and another 175 basis points in the fourth quarter to end the year at 3.25%.  The prime interest rate remained at 3.25% throughout 2009.

The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began 2006 at 4.25%.  During 2006, the Federal Funds rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 5.25%.  During 2007, the Federal Funds rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 4.25%.  During 2008, the Federal Funds rate decreased 200 basis points in the first quarter, 25 basis points in the second quarter and another 175-200 basis points in the fourth quarter to end the year at 0.00%-0.25%.   The Federal Funds rate remained unchanged throughout 2009.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  These historical percentages are consistent with our current interest rate sensitivity.

For the year ended December 31, 2009, net interest income on a fully taxable equivalent basis was $102.7 million, an increase of $4.6 million, or 4.7%, from the same period in 2008.  The increase in net interest income was the result of a $23.3 million decrease in interest expense offset by an $18.7 million decrease in interest income.  As a result, the net interest margin was 3.78% for the year ended December 31, 2009, an increase of 3 basis points from 2008.

The $23.3 million decrease in interest expense for 2009 is primarily the result of a 108 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, partially offset by a $57.3 million increase in average interest bearing liabilities.  The growth in average interest bearing liabilities was primarily due to our initiatives to enhance liquidity during 2008 and 2009 through (1) the introduction of a new high yield investment deposit account and (2) securing additional long-term FHLB advances.  The lower interest rates accounted for a $22.8 million decrease in interest expense. The most significant component of this decrease was the $12.6 million decrease associated with the repricing of our time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of our time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 131 basis points from 3.74% to 2.43%.  Lower rates on federal funds purchased and other debt resulted in an additional $1.7 million decrease in interest expense, with the average rate paid on debt decreasing by 108 basis points from 2.77% to 1.69%.  The higher level of average interest bearing liabilities resulted in a $522,000 decrease in interest expense.  More specifically, the higher level of average interest bearing liabilities was the result of increases of approximately $50.3 million from internal deposit growth and $7.0 million in federal funds purchased and other debt.

The $18.7 million decrease in interest income for 2009 is primarily the result of a 91 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, offset by a $95.8 million increase in average interest earning assets due to internal growth.  The lower interest rates accounted for a $24.3 million decrease in interest income.  The most significant component of this decrease was the $14.6 million decrease associated with the repricing of our loan portfolio that resulted from loans that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 70% of our loan portfolio reprices in one year or less.  As a result, the average rate earned on the loan portfolio decreased 76 basis points from 6.68% to 5.92%.  The growth in average interest earning assets resulted in a $5.5 million improvement in interest income.  The growth in investment securities accounted for $3.0 million of the increase, while the growth in average loans resulted in $2.2 million of this increase.

Our net interest margin decreased 21 basis points to 3.75% for the year ended December 31, 2008, when compared to 3.96% for the same period in 2007.  Based on our current interest rate risk pricing model, we anticipate flat to slight margin improvement in 2010.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2009, 2008 and 2007, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2009 versus 2008 and 2008 versus 2007.

Table 1: Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

		Years Ended December 31
(In thousands)	2009	2008	2007

Interest income	$136,533	$156,141	$168,536
FTE adjustment	4,935	4,060	3,463

Interest income - FTE	141,468	160,201	171,999
Interest expense	38,806	62,124	76,420

Net interest income - FTE	$102,662	$98,077	$95,579

Yield on earning assets - FTE	5.21%	6.12%	7.13%

Cost of interest bearing liabilities	1.69%	2.77%	3.69%

Net interest spread - FTE	3.52%	3.35%	3.44%

Net interest margin - FTE	3.78%	3.75%	3.96%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)		2009 vs. 2008	2008 vs. 2007

Increase due to change in earning assets		$5,523	$10,688
(Decrease) due to change in earning asset yields		(24,256)	(22,486)
Increase due to change in interest rates paid on
interest bearing liabilities		22,796	16,216
Increase (decrease) due to change in interest bearing liabilities		522	(1,920)

Increase in net interest income		$4,585	$2,498

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2009.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
		2009			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS

Earning Assets
Interest bearing balances
due from banks	$120,763	$439	0.36	$83,547	$1,415	1.69	$22,957	$1,161	5.06
Federal funds sold	4,271	27	0.63	34,577	748	2.16	26,798	1,418	5.29
Investment securities - taxable	448,918	13,896	3.10	437,612	21,057	4.81	395,388	18,362	4.64
Investment securities - non-taxable	196,446	12,632	6.43	157,793	10,173	6.45	131,369	8,454	6.44
Mortgage loans held for sale	12,428	608	4.89	6,909	411	5.95	7,971	505	6.34
Assets held in trading accounts	6,187	20	0.32	5,711	73	1.28	4,958	100	2.02
Loans	1,924,317	113,846	5.92	1,891,357	126,324	6.68	1,822,777	141,999	7.79

Total interest earning assets	2,713,330	141,468	5.21	2,617,506	160,201	6.12	2,412,218	171,999	7.13

Non-earning assets	251,282			250,675			254,656

Total assets	$2,964,612			$2,868,181			$2,666,874

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings deposits	$1,091,960	$8,252	0.76	$959,567	$14,924	1.56	$736,160	$13,089	1.78
Time deposits	939,358	22,794	2.43	1,021,427	38,226	3.74	1,124,557	52,385	4.66

Total interest bearing deposits	2,031,318	31,046	1.53	1,980,994	53,150	2.68	1,860,717	65,474	3.52

Federal funds purchased and
securities sold under agreement
to repurchase	107,975	769	0.71	113,964	2,110	1.85	113,167	5,371	4.75
Other borrowed funds
Short-term debt	2,583	33	1.28	4,333	111	2.56	14,757	804	5.45
Long-term debt	160,963	6,958	4.32	146,218	6,753	4.62	81,408	4,771	5.86

Total interest bearing liabilities	2,302,839	38,806	1.69	2,245,509	62,124	2.77	2,070,049	76,420	3.69

Non-interest bearing liabilities
Non-interest bearing deposits	332,998			317,772			307,041
Other liabilities	23,565			22,714			23,156
Total liabilities	2,659,402			2,585,995			2,400,246
Stockholders’ equity	305,210			282,186			266,628
Total liabilities and
stockholders’ equity	$2,964,612			$2,868,181			$2,666,874
Net interest spread			3.52			3.35			3.44
Net interest margin		$102,662	3.78		$98,077	3.75		$95,579	3.96

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 2009 and 2008, as compared to prior years.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:                          Volume/Rate Analysis

	Years Ended December 31
	2009 over 2008			2008 over 2007
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$451	$(1,427)	$(976)	$1,436	$(1,182)	$254
Federal funds sold	(399)	(322)	(721)	332	(1,002)	(670)
Investment securities - taxable	531	(7,692)	(7,161)	2,094	571	2,665
Investment securities - non-taxable	2,485	(26)	2,459	1,704	15	1,719
Mortgage loans held for sale	281	(84)	197	(64)	(30)	(94)
Assets held in trading accounts	6	(59)	(53)	2	1	3
Loans	2,168	(14,646)	(12,478)	5,184	(20,859)	(15,675)

Total	5,523	(24,256)	(18,733)	10,688	(22,486)	(11,798)

Interest expense
Interest bearing transaction and
savings deposits	1,835	(8,507)	(6,672)	3,620	(1,785)	1,835
Time deposits	(2,870)	(12,562)	(15,432)	(4,504)	(9,655)	(14,159)
Federal funds purchased
and securities sold under
agreements to repurchase	(106)	(1,235)	(1,341)	38	(3,299)	(3,261)
Other borrowed funds
Short-term debt	(35)	(43)	(78)	(396)	(297)	(693)
Long-term debt	654	(449)	205	3,162	(1,180)	1,982

Total	(522)	(22,796)	(23,318)	1,920	(16,216)	(14,296)
Increase (decrease) in
net interest income	$6,045	$(1,460)	$4,585	$8,768	$(6,270)	$2,498

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

The provision for loan losses for 2009, 2008 and 2007, was $10.3 million, $8.6 million and $4.2 million, respectively.  During 2009, we increased our provision by approximately $1.7 million, primarily due to increases in net credit card charge-offs, increases in non-performing loans and a continued deterioration of the real estate market in the Northwest Arkansas region.  The 2008 increase was related to special provisions totaling approximately $2.4 million for possible loan losses in the Northwest Arkansas region and credit card charge-off increases from the historical lows we experienced in 2007 and 2006.

Non-Interest Income

Total non-interest income was $52.7 million in 2009, compared to $49.3 million in 2008 and $46.0 million in 2007. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the years ended December 31, 2009, 2008 and 2007, respectively, as well as changes in 2009 from 2008 and in 2008 from 2007.

Table 5:                      Non-Interest Income

				2009		2008
	Years Ended December 31			Change from		Change from
(In thousands)	2009	2008	2007	2008		2007

Trust income	$5,227	$6,230	$6,218	$(1,003)	-16.10%	$12	0.19%
Service charges on deposit accounts	17,944	15,145	14,794	2,799	18.48	351	2.37
Other service charges and fees	2,668	2,681	3,016	(13)	-0.48	(335)	-11.11
Income on sale of mortgage loans,
net of commissions	4,032	2,606	2,766	1,426	54.72	(160)	-5.78
Income on investment banking,
net of commissions	2,153	1,025	623	1,128	110.05	402	64.53
Credit card fees	14,392	13,579	12,217	813	5.99	1,362	11.15
Premiums on sale of student loans	2,333	1,134	2,341	1,199	105.73	(1,207)	-51.56
Bank owned life insurance income	1,270	1,547	1,493	(277)	-17.91	54	3.62
Gain on mandatory partial
redemption of Visa shares	--	2,973	--	(2,973)	-100.00	2,973	--
Other income	2,548	2,406	2,535	142	5.90	(129)	-5.09
Gain (loss) on sale of securities, net	144	--	--	144	--	--	--
Total non-interest income	$52,711	$49,326	$46,003	$3,385	6.86%	$3,323	7.22%

Recurring fee income for 2009 was $40.2 million, an increase of $2.6 million, or 6.9%, when compared with the 2008 amounts.  Service charges on deposit accounts increased by $2.8 million, principally due to changes in our fee structure, along with core deposit growth.  Credit card fees increased $814, 000, primarily due to a higher volume of credit and debit card transactions, with the credit card volume increase a direct result of the addition of new credit card accounts in 2007 through 2009.  Trust income decreased $1.0 million, primarily due to the sharp decline seen in our money fund shareholder service fees in the corporate trust area as money market rates have gone to near zero.  We anticipate those revenues will return when rates begin to rise.  Also, we had some large one-time estate administration fees in 2008 that impacted the decrease in fees in 2009.

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

Income on sale of mortgage loans increased by $1.4 million, or 54.7%, in 2009 compared to 2008.  Lower mortgage rates led to a significant increase in residential financing and refinancing volume.   Like the rest of the industry, a significant portion of the increase came from refinancing.  However, the federal first time buyer program was also a major stimulus for our overall mortgage production.

During the year ended December 31, 2009, income on investment banking increased $1.1 million, or 110%, from the year ended 2008.  This improvement was primarily due to a volume-driven revenue increase in our dealer bank operation, which carried over from 2008.  During 2008, income on investment banking increased $402,000, or 64.5%, from 2007, due to additional sales volume driven by the interest rate environment, called securities and customer liquidity.

Premiums on sale of student loans increased by $1.2 million, or 106%, for the year ended December 31, 2009, compared to 2008.  Premiums on sale of student loans had decreased by $1.2 million from 2007 to 2008.  These fluctuations in income from student loan sales are due to timing of sales and do not reflect historical levels of income.

During 2008, the student loan industry began going through major challenges related to secondary market liquidity, leaving the Company with no private market to sell student loans at a premium.  In July 2008, the United States Department of Education announced a one-year program to create temporary stability and liquidity in the student loan market.  We sold one package of student loans into the government program during the second quarter of 2009, and, during the third quarter of 2009, sold the remaining student loans originated and fully funded during the 2008-2009 school year. The federal government has announced a one-year extension of its program to purchase student loans.  For the immediate future, it is our intention, and we have the liquidity, to continue to fund new loans and hold those loans that normally would be sold into the secondary market through the 2009-2010 school year.  Those loans would all be sold into the government program during the second and third quarters of 2010.  Under the terms of the government program, the loans are sold at par plus reimbursement of the 1% lender fee and a premium of $75 per loan.

We expect to record a total of approximately $2.5 million of non-interest income from premiums on sale of student loans during the second and third quarters of 2010, when the loans are sold.  We will continue to evaluate the profitability and viability of this strategic business unit going forward.

During the first quarter of 2008, we recognized a nonrecurring $3.0 million gain from the cash proceeds received on the mandatory partial redemption of our equity interest in Visa, which was the result of Visa’s IPO completed in March 2008.

We recorded net gains of $144,000 from the sale of securities during 2009.  There were no gains or losses on sale of securities during 2008 and 2007.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses and other expenses necessary for the operation of the Company.  Management remains committed to controlling the level of non-interest expense through the continued use of expense control measures that have been installed.  We utilize an extensive profit planning and reporting system involving all subsidiaries.  Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets.  These profit plans are subject to extensive initial reviews and monitored by management on a monthly basis.  Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met.  We also regularly monitor staffing levels at each affiliate to ensure productivity and overhead are in line with existing workload requirements.

Non-interest expense for 2009 was $104.7 million, an increase of $8.4 million or 8.7%, from 2008.  Included in non-interest expense for 2008 was a $1.2 million nonrecurring item related to the reversal of the Company’s portion of Visa’s contingent litigation liabilities.  We established the liability and recorded a $1.2 million nonrecurring expense item during the fourth quarter of 2007.  This liability represented our share of legal judgments and settlements related to Visa’s litigation, which was satisfied by the $3 billion escrow account funded by the proceeds from Visa’s IPO, which was completed during the quarter ended March 31, 2008.  When normalized for the Visa litigation expense reversal, non-interest expense for 2009 increased by 7.3% over 2008.

Deposit insurance expense during 2009 increased to $4.6 million from $793,000 in 2008, an increase of $3.8 million, or 485%. The increase in deposit insurance expense was due to increases in the fee assessment rates during 2009, the utilization of available credits to offset assessments during 2008 and a special assessment applied to all insured institutions as of June 30, 2009.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  The special assessment is part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”).  Deposit insurance expense during 2009 included $1.5 million related to the special assessment.  The amended rule also permits the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to five basis points if necessary to maintain public confidence in federal deposit insurance.  We cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors which are beyond our control.  The imposed special assessment, as well as any future increases in assessments, adversely affects our noninterest expense and results of operations.

In September 2009, the FDIC announced that it would require insured banks to prepay their estimated FDIC assessments for the fourth quarter of 2009 and for the next three years on December 30, 2009. The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011.  The total amount of our prepaid assessment at was approximately $11.2 million.

Fees paid for professional services increased by $819,000, or 29.0%, in 2009 over 2008.  The increase in professional services, which consist of audit, accounting, legal and consulting fees, was primarily due to the following proactive ititiatives that we undertook in 2009.  First, we expensed legal and accounting fees associated with the CPP approval process and the filing of our $175 million shelf registration.  Next, as part of our strategic acquisition initiatives, we contracted a consultant to help us prepare for potential opportunities related to FDIC-assisted transactions.  Finally, during the last half of 2009, we began to expense costs, associated with our ongoing efficiency initiatives, which we expect to produce significant savings and revenue enhancements in 2010 and beyond.  See Item 1. Business – Efficiency Initiatives for additional information on our efficiency initiatives.

Credit card expense for 2009 increased $380,000, or 8.14%, over 2008, primarily due to increased card usage, interchange fees and other related expense resulting from initiatives we have taken to grow our credit card portfolio.  See Loan Portfolio section for additional information on our credit card portfolio.

Non-interest expense for 2008 was $96.4 million, an increase of $2.2 million or 2.3%, from 2007.  The increase in non-interest expense during 2008 compared to 2007 is primarily attributed to normal on-going operating expenses and the incremental expenses of approximately $1.6 million associated with the operation of new financial centers opened during 2008.

As previously mentioned, also included in non-interest expense for 2008 is a $1.2 million nonrecurring item related to the reversal of the Company’s portion of Visa’s contingent litigation liabilities, originally established and recorded as a $1.2 million nonrecurring expense item during the fourth quarter of 2007.  When normalized for the Visa litigation expense, its reversal and the additional expenses from the expansion, non-interest expense for 2008 increased by 3.2% over 2007.

Deposit insurance expense increased by $465,000 in 2008, or 142%, over 2007.  During 2007, the FDIC issued credits based on historical deposit levels to be used in offsetting deposit insurance assessments; our subsidiary banks received approximately $1.8 million of these credits.  The majority of the credits were exhausted by the third quarter of 2008.  As these credits were used, FDIC insurance expense increased.

Credit card expense for 2008 increased $576,000, or 14.1%, over 2007, primarily due to increased card usage, interchange fees and other related expense resulting from initiatives the Company has taken to grow its credit card portfolio.

Other non-interest expense for 2008 includes an increase of $289,000 for compensation expense.  In 2008, as required by ASC Topic 715, Compensation – Retirement Benefits, we began to recognize the expense for endorsement split-dollar life insurance policies that provide benefits to employees that extend to post-retirement periods.

Core deposit premium amortization expense recorded for the years ended December 31, 2009, 2008 and 2007, was $805,000, $807,000 and $817,000, respectively.  The Company’s estimated amortization expense for each of the following five years is:  2010 – $702,000; 2011 – $451,000; 2012 – $321,000; 2013 – $268,000; and 2014 – $28,000.  The estimated amortization expense decreases as core deposit premiums fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2009, 2008 and 2007, respectively, as well as changes in 2009 from 2008 and in 2008 from 2007.

Table 6:                      Non-Interest Expense

				2009		2008
	Years Ended December 31			Change from		Change from
(In thousands)	2009	2008	2007	2008		2007

Salaries and employee benefits	$58,317	$57,050	$54,865	$1,267	2.22%	$2,185	3.98%
Occupancy expense, net	7,457	7,383	6,674	74	1.00	709	10.62
Furniture and equipment expense	6,195	5,967	5,865	228	3.82	102	1.74
Loss on foreclosed assets	453	239	212	214	89.54	27	12.74
Deposit insurance	4,642	793	328	3,849	485.37	465	141.77
Other operating expenses
Professional services	3,643	2,824	2,780	819	29.00	44	1.62
Postage	2,409	2,256	2,309	153	6.78	(53)	-2.30
Telephone	2,113	1,868	1,820	245	13.12	48	2.64
Credit card expense	5,051	4,671	4,095	380	8.14	576	14.07
Operating supplies	1,470	1,588	1,669	(118)	-7.43	(81)	-4.85
Amortization of core deposits	805	807	817	(2)	-0.25	(10)	-1.22
Visa litigation liability expense	--	(1,220)	1,220	1,220	-100.00	(2,440)	--
Other expense	12,167	12,134	11,543	33	0.27	591	5.11
Total non-interest expense	$104,722	$96,360	$94,197	$8,362	8.68%	$2,163	2.30%

Income Taxes

The provision for income taxes for 2009 was $10.2 million, compared to $11.4 million in 2008 and $12.4 million in 2007.  The effective income tax rates for the years ended 2009, 2008 and 2007 were 28.8%, 29.8% and 31.2%, respectively.

Loan Portfolio

Our loan portfolio averaged $1.924 billion during 2009 and $1.891 billion during 2008.  As of December 31, 2009, total loans were $1.875 billion, compared to $1.933 billion on December 31, 2008.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

We seek to manage our credit risk by diversifying the loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an adequate allowance for loan losses and regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry and, in the case of credit card loans, which are unsecured, by geographic region.  We seek to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.  We use the allowance for loan losses as a method to value the loan portfolio at its estimated collectable amount.  Loans are regularly reviewed to facilitate the identification and monitoring of deteriorating credits.

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $443.1 million at December 31, 2009, or 23.6% of total loans, compared to $419.3 million, or 21.7% of total loans at December 31, 2008.  The $23.8 million consumer loan increase from 2008 to 2009 is primarily due to an increase in the credit card portfolio.

The credit card portfolio balance at December 31, 2009, increased by $19.5 million, or 11.5%, when compared to the same period in 2008.  This follows a $3.5 million, or 2.2% growth during the previous year.  The growth in outstanding credit card balances is primarily the result of an increase in net new accounts.  We added over 15,000 net new accounts in 2009, compared to approximately 5,000 net new accounts in 2008.  We believe the increase in outstanding balances and the addition of new accounts are the result of the introduction of several initiatives over the past few years to make our credit card products more competitive, while maintaining extremely high underwriting standards.

The student loan portfolio balance at December 31, 2009 was $114.3 million, an increase of $2.7 million, or 2.43%, from December 31, 2008.  The student loan portfolio balance at December 31, 2008 was $111.6 million, an increase of $35.3 million, or 46.3%, from December 31, 2007.  The significant increase in student loan balances from 2007 to 2008 was due to the lack of a secondary student loan market and our decision to hold loans normally sold in the secondary market until we could sell them at a premium into the government program.   See Non-Interest Income section for additional information.

Real estate loans consist of construction loans, single family residential loans and commercial loans.  Real estate loans were $1.169 billion at December 31, 2009, or 62.4% of total loans, compared to $1.219 billion, or 63.1% of total loans at December 31, 2008, a decrease of $49.8 million.  Our construction and development (“C&D”) loans decreased by $44.2 million, with approximately $11.7 million migrating to our commercial real estate (“CRE”) loans and the balance being liquidated or refinanced elsewhere.  Considering the challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix.  Our C&D loans represent only 9.6% of our loan portfolio and, CRE loans (excluding C&D) represent 31.8% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $257.0 million at December 31, 2009, or 13.7% of total loans, compared to the $284.2 million, or 14.7% of total loans at December 31, 2008.  This $27.2 million decrease in commercial loans is primarily due to a $24.3 million decrease in commercial loans and $3.4 million decrease in agricultural loans.

The amounts of loans outstanding at the indicated dates are reflected in table 7, according to type of loan.

Table 7:                      Loan Portfolio

	Years Ended December 31
(In thousands)	2009	2008	2007	2006	2005

Consumer
Credit cards	$189,154	$169,615	$166,044	$143,359	$143,058
Student loans	114,296	111,584	76,277	84,831	89,818
Other consumer	139,647	138,145	137,624	142,596	138,051
Total consumer	443,097	419,344	379,945	370,786	370,927
Real Estate
Construction	180,759	224,924	260,924	277,411	238,898
Single family residential	392,208	409,540	382,676	364,450	340,839
Other commercial	596,517	584,843	542,184	512,404	479,684
Total real estate	1,169,484	1,219,307	1,185,784	1,154,265	1,059,421
Commercial
Commercial	168,206	192,496	193,091	178,028	184,920
Agricultural	84,866	88,233	73,470	62,293	68,761
Financial institutions	3,885	3,471	7,440	4,766	20,499
Total commercial	256,957	284,200	274,001	245,087	274,180
Other	5,451	10,223	10,724	13,357	13,579

Total loans	$1,874,989	$1,933,074	$1,850,454	$1,783,495	$1,718,107

Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2009.

Table 8:                      Maturity and Interest Rate Sensitivity of Loans

		Over 1
		year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$364,232	$78,234	$631	$443,097
Real estate	746,924	395,216	27,344	1,169,484
Commercial	198,464	57,024	1,469	256,957
Other	4,569	608	274	5,451

Total	$1,314,189	$531,082	$29,718	$1,874,989

Predetermined rate	$684,919	$479,559	$26,711	$1,191,189
Floating rate	629,270	51,523	3,007	683,800

Total	$1,314,189	$531,082	$29,718	$1,874,989

Asset Quality

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loans.  Impaired loans include non-performing loans (loans past due 90 days or more and nonaccrual loans) and certain other loans identified by management that are still performing.

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

The increase in nonaccrual loans from December 2008 to December 2009 is primarily attributable to the downgrade and subsequent nonaccrual status of one commercial real estate facility in the Northwest Arkansas region.  This credit represents $8.1 million of the $22.0 million nonaccrual loans at year-end.

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, with the banking industry no longer able to access the secondary market, and because the temporary federal government program only purchases student loans originated in the current year, we are required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $1.9 million of government guaranteed student loans were over 90 days past due as of December 31, 2009.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Foreclosed assets held for sale increased during 2009 by a net $6.2 million as we received title to collateral securing approximately $10.3 million for loans previously classified as nonaccrual, offset by proceeds from the sales of such properties of approximately $4.1 million.  The increase in foreclosed assets held for sale during 2008 was insignificant.

Approximately $5.7 million of the foreclosed assets held for sale as of December 31, 2009, are related to C&D projects in the Northwest Arkansas region.  These were primarily residential real estate development ventures and associated businesses.

Table 9 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned.

Table 9:                      Non-performing Assets

	Years Ended December 31
(In thousands, except ratios)	2009	2008	2007	2006	2005

Nonaccrual loans	$21,994	$14,358	$9,909	$8,958	$7,296
Loans past due 90 days or more
(principal or interest payments)
Government guaranteed student loans (1)	1,939	--	--	--	--
Other loans	1,383	1,292	1,282	1,097	1,131
Total non-performing loans	25,316	15,650	11,191	10,055	8,427

Other non-performing assets
Foreclosed assets held for sale	9,179	2,995	2,629	1,940	1,540
Other non-performing assets	20	12	17	52	16
Total other non-performing assets	9,199	3,007	2,646	1,992	1,556

Total non-performing assets	$34,515	$18,657	$13,837	$12,047	$9,983

Allowance for loan losses to
non-performing loans	98.81%	165.12%	226.10%	252.46%	319.48%
Non-performing loans to total loans	1.35	0.81	0.60	0.56	0.49
Non-performing loans to total loans
(excluding government guaranteed student loans) (1)	1.25	0.81	0.60	0.56	0.49
Non-performing assets to total assets	1.12	0.64	0.51	0.45	0.40
Non-performing assets to total assets
(excluding government guaranteed student loans) (1)	1.05	0.64	0.51	0.45	0.40

(1)
Student loans past due 90 days or more are included in non-performing loans.  Student loans are guaranteed by the federal government and will be purchased at 97% of principal and accrued interest when they exceed 270 days past due; therefore, non-performing ratios have been calculated excluding these loans.

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2009, 2008 and 2007.

At December 31, 2009, impaired loans, net of government guarantees, were $46.9 million compared to $15.7 million at December 31, 2008.  Impaired loans at December 31, 2009, include $1.9 million of government guaranteed student loans.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

Allowance for Loan Losses

Overview

The Company maintains an allowance for loan losses.  This allowance is created through charges to income and maintained at a sufficient level to absorb expected losses in our loan portfolio.  The allowance for loan losses is determined monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) reviews or evaluations of the loan portfolio and allowance for loan losses, (3) trends in volume, maturity and composition, (4) off balance sheet credit risk, (5) volume and trends in delinquencies and non-accruals, (6) lending policies and procedures including those for loan losses, collections and recoveries, (7) national, state and local economic trends and conditions, (8) concentrations of credit that might affect loss experience across one or more components of the loan portfolio, (9) the experience, ability and depth of lending management and staff and (10) other factors and trends that will affect specific loans and categories of loans.

As we evaluate the allowance for loan losses, it is categorized as follows: (1) specific allocations, (2) allocations for classified assets with no specific allocation, (3) general allocations for each major loan category and (4) unallocated portion.

Specific Allocations

Specific allocations are made when factors are present requiring a greater reserve than would be required when using the assigned risk rating allocation.  As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship.  Our evaluation process in specific allocations includes a review of appraisals or other collateral analysis.  These values are compared to the remaining outstanding principal balance.  If a loss is determined to be reasonably possible, the possible loss is identified as a specific allocation.  If the loan is not collateral dependent, the measurement of loss is based on the expected future cash flows of the loan.

Allocations for Classified Assets with No Specific Allocation

We establish allocations for loans rated “watch” through “doubtful” based upon analysis of historical loss experience by category.  A percentage rate is applied to each of these loan categories to determine the level of dollar allocation.  During the second quarter of 2009, we made adjustments to our methodology in the evaluation of the collectability of loans, which added quantitative factors to the internal and external influences used in determining the credit quality of loans and the allocation of the allowance.  This adjustment in methodology resulted in an addition to impaired loans from classified loans and a redistribution of allocated and unallocated reserves.

It is likely that the methodology will continue to evolve over time.  Allocated reserves are presented in table 11 below detailing the components of the allowance for loan losses.

General Allocations

We establish general allocations for each major loan category.  This section also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.  The allocations in this section are based on an analysis of historical losses for each loan category.  We give consideration to trends, changes in loan mix, delinquencies, prior losses and other related information.

Unallocated Portion

Allowance allocations other than specific, classified and general are included in the unallocated portion.  While allocations are made for loans based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio.  Factors to consider include national and state economic conditions such as increases in unemployment, the recent real estate lending crisis, the volatility in the stock market and the unknown impact of the Economic Stimulus package.  The extent and duration of the current economic recession remains uncertain at this time.  The unallocated reserve addresses inherent probable losses not included elsewhere in the allowance for loan losses.  The decrease in the unallocated portion of the reserve was due to allocations for higher historical losses and a higher percentage allocated to qualitative factors for internal and external influences.  While calculating allocated reserve, the unallocated reserve supports uncertainties within the loan portfolio.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we have established a reserve for unfunded commitments, classified in other liabilities.  This reserve is maintained at a level sufficient to absorb losses arising from unfunded loan commitments.  The adequacy of the reserve for unfunded commitments is determined monthly based on methodology similar to our methodology for determining the allowance for loan losses.  Net adjustments to the reserve for unfunded commitments are included in other non-interest expense.

An analysis of the allowance for loan losses for the last five years is shown in table 10.

Table 10:                      Allowance for Loan Losses

(In thousands)	2009	2008	2007	2006	2005

Balance, beginning of year	$25,841	$25,303	$25,385	$26,923	$26,508

Loans charged off
Credit card	5,336	3,760	2,663	2,454	4,950
Other consumer	2,758	2,105	1,538	1,242	1,240
Real estate	4,814	2,987	1,916	1,868	1,048
Commercial	1,920	1,394	715	1,317	3,688
Total loans charged off	14,828	10,246	6,832	6,881	10,926

Recoveries of loans previously charged off
Credit card	920	883	1,024	1,040	832
Other consumer	673	519	483	629	636
Real estate	1,393	207	648	901	251
Commercial	701	529	414	536	2,096
Total recoveries	3,687	2,138	2,569	3,106	3,815
Net loans charged off	11,141	8,108	4,263	3,775	7,111
Reclass to reserve for unfunded commitments (1)	--	--	--	(1,525)	--
Provision for loan losses	10,316	8,646	4,181	3,762	7,526

Balance, end of year	$25,016	$25,841	$25,303	$25,385	$26,923

Net charge-offs to average loans	0.58%	0.43%	0.23%	0.22%	0.43%
Allowance for loan losses to period-end loans	1.33%	1.34%	1.37%	1.42%	1.57%
Allowance for loan losses to net charge-offs	224.54%	318.71%	593.55%	672.45%	378.6%

(1)	On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.

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

Allocated Allowance for Loan Losses

We utilize a consistent methodology in the calculation and application of the allowance for loan losses.  Because there are portions of the portfolio that have not matured to the degree necessary to obtain reliable loss statistics from which to calculate estimated losses, the unallocated portion of the allowance is an integral component of the total allowance.  Although unassigned to a particular credit relationship or product segment, this portion of the allowance is vital to safeguard against the uncertainty and imprecision inherent when estimating credit losses, especially when trying to determine the impact the current and unprecedented economic crisis will have on the existing loan portfolios.

Accordingly, several factors in the national economy, including the increase of unemployment rates, the continuing credit crisis, the mortgage crisis, the uncertainty in the residential and commercial real estate markets and other loan sectors which may be exhibiting weaknesses and the unknown impact of various current and future federal government economic stimulus programs influence our determination of the size of unallocated reserves.

As of December 31, 2009, the allowance for loan losses reflects a decrease of approximately $825,000 from December 31, 2008.  The decrease in the allowance correlates directly with a $58.1 million decrease in the total loan portfolio.  The $58.1 million decrease was concentrated in our C&D and single family residential portfolios, which declined by $44.2 million and $17.3 million, respectively.  These real estate related portfolios have been most adversely impacted by the overall economic downturn and the regional market saturation in Northwest Arkansas.

In late 2006, the economy in Northwest Arkansas, particularly in the residential real estate market, started showing signs of deterioration which caused concerns over the full recoverability of this portion of our loan portfolio.  We continued to monitor the Northwest Arkansas economy and, beginning in the third quarter of 2007, specific credit relationships deteriorated to a level requiring increased general and specific reserves.  These credit relationships continued to deteriorate, and others were identified, prompting special loan loss provisions each quarter, beginning with the second quarter of 2008, resulting in an increase to the allowance allocation for real estate loans through December 31, 2008.

As the economic downturn continued through 2009, additional problem loans were identified and specific allocations were applied, resulting in a significant decrease in the unallocated portion of the allowance for loan losses.  Although several non-performing loans with large specific allocations were charged off during 2009, the identification of other non-performing loans with specific allocations late in 2009 resulted in a relatively small decrease in the total allocation to real estate loans as of December 31, 2009.

Our allocation of the allowance for loan losses to credit card loans increased by approximately $1.9 million from December 31, 2008, to December 31, 2009, while credit card loan balances increased by $19.5 million during the period.  Annualized net credit card charge-offs to credit card loans increased from 2.02% at December 31, 2008, to 2.41% at December 31, 2009.  Due to this increase in charge-offs, an increase in past due balances, elevated national unemployment levels and continued economic uncertainty, we increased the allocation to credit cards to 3.0%.

The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  Excessive rains received in Arkansas during 2009 delayed efforts to harvest and reduced the yield and quality of some crops.  We are also cautious regarding the continued softening of the real estate market in Arkansas, specifically in the Northwest Arkansas region.  The housing industry remains one of the weakest links for economic recovery.  Although Arkansas’s unemployment rate is lagging behind the national average, it has continued to rise.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is adequate for the year ended December 31, 2009.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 11.

Table 11:                      Allocation of Allowance for Loan Losses

	December 31
	2009		2008		2007		2006		2005
	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
(In thousands)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)

Credit cards	$5,808	10.1%	$3,957	8.8%	$3,841	9.0%	$3,702	8.0%	$3,887	8.3%
Other consumer	1,719	13.5%	1,325	12.9%	1,501	11.5%	1,402	12.8%	1,158	13.3%
Real estate	11,164	62.4%	11,695	63.1%	10,157	64.1%	9,835	64.7%	9,870	61.7%
Commercial	2,451	13.7%	2,255	14.7%	2,528	14.8%	2,856	13.7%	5,857	15.9%
Other	161	0.3%	209	0.5%	187	0.6%	--	0.8%	--	0.8%
Unallocated	3,713		6,400		7,089		7,590		6,151

Total	$25,016	100.0%	$25,841	100.0%	$25,303	100.0%	$25,385	100.0%	$26,923	100.0%

(1) Percentage of loans in each category to total loans

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue.  Securities within the portfolio are classified as either held-to-maturity, available-for-sale or trading.

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

Our philosophy regarding investments is conservative based on investment type and maturity.  Investments in the portfolio primarily include U.S. Treasury securities, U.S. Government agencies, mortgage-backed securities and municipal securities.  Our general policy is not to invest in derivative type investments or high-risk securities, except for collateralized mortgage-backed securities for which collection of principal and interest is not subordinated to significant superior rights held by others.

Held-to-maturity and available-for-sale investment securities were $464.1 million and $182.9 million, respectively, at December 31, 2009, compared to the held-to-maturity amount of $187.3 million and available-for-sale amount of $458.8 million at December 31, 2008.  During 2009, we made a decision to change our portfolio targets from 75% available-for-sale to 25% available-for-sale.  We chose this strategy due to our level of pledging and our history of holding securities to maturity.

As of December 31, 2009, $254.2 million, or 54.8%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 50.3% of which will mature in less than five years.  In the available-for-sale securities, $165.9 million, or 90.7%, were in U.S. Treasury and U.S. government agency securities, 62.8% of which will mature in less than five years.

In order to reduce our income tax burden, an additional $208.8 million, or 45.0%, of the held-to-maturity securities portfolio, as of December 31, 2009, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale securities, there was none invested in tax-exempt obligations of state and political subdivisions.  Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis.  There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders' equity at December 31, 2009.

As of December 31, 2009, $1.5 million, or 0.82%, of the available-for-sale securities were invested in a money market mutual fund (the “AIM Fund”), included in other securities.  The AIM Fund is invested entirely in U.S. Treasury securities and obligations of U.S. government agencies, or repurchase agreements secured by such obligations.  The AIM Fund has no stated maturity date.  Investment amounts in the Fund are adjusted by management as needed, without penalty.

We have approximately $90,000, or 0.02%, in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2009.  In the available-for-sale securities, approximately $3.0 million, or 1.6% were invested in mortgaged-backed securities.

As of December 31, 2009, the held-to-maturity investment portfolio had gross unrealized gains of $3.532 million and gross unrealized losses of $1.928 million.

We had gross realized gains of $144,000 and no gross realized losses during the year ended December 31, 2009, from the sales and/or calls of securities.  We had no gross realized gains or losses during the years ended December 31, 2008 and 2007, resulting from the sales and/or calls of securities.

Trading securities, which include any security held primarily for near-term sale, are carried at fair value.  Gains and losses on trading securities are included in other income.  Our trading account is established and maintained for the benefit of investment banking.  The trading account is typically used to provide inventory for resale and is not used to take advantage of short-term price movements.  As of December 31, 2009, $5.4 million, or 78%, of the trading securities were invested in the AIM Fund.

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

During the third quarter of 2008, we determined that our investment in FNMA common stock, held in the available-for-sale other securities category, had become other-than-temporarily impaired.  As a result of this impairment the security was written down by $75,000.  We had accumulated this stock over several years in the form of stock dividends from FNMA.  The remaining balance of this investment is approximately $5,000.  We have no investment in FNMA or FHLMC preferred stock.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of December 31, 2009, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2009, management believes the impairments detailed in the table below are temporary.

Table 12 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 12:                      Investment Securities

	Years Ended December 31
	2009				2008
	Gross	Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Government
agencies	$254,229	$799	$(1,348)	$253,680	$18,000	$629	$--	$18,629
Mortgage-backed
securities	90	5	--	95	109	2	--	111
State and political
subdivisions	208,812	2,728	(580)	210,960	168,262	1,264	(1,876)	167,650
Other securities	930	--	--	930	930	--	--	930

Total	$464,061	$3,532	$(1,928)	$465,665	$187,301	$1,895	$(1,876)	$187,320

Available-for-Sale

U.S. Treasury	$4,297	$32	$--	$4,329	$5,976	$113	$--	$6,089
U.S. Government
agencies	160,807	953	(236)	161,524	346,585	5,444	(868)	351,161
Mortgage-backed
securities	2,896	78	(2)	2,972	2,909	37	(67)	2,879
State and political
subdivisions	--	--	--	--	635	2	--	637
Other securities	13,633	399	(3)	14,029	97,625	448	(6)	98,067

Total	$181,633	$1,462	$(241)	$182,854	$453,730	$6,044	$(941)	$458,833

Table 13 reflects the amortized cost and estimated fair value of securities at December 31, 2009, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 37.5% tax rate) of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13:                      Maturity Distribution of Investment Securities

	December 31, 2009
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value

Held-to-Maturity
U.S. Government
agencies	$--	$127,929	$126,300	$--	$--	$254,229	$254,245	$253,681
Mortgage-backed
securities	--	7	59	25	--	91	90	95
State and political
subdivisions	9,833	62,255	55,375	81,348	--	208,811	209,123	210,959
Other securities	--	--	--	930	--	930	930	930

Total	$9,833	$190,191	$181,734	$82,303	$--	$464,061	$464,388	$465,665

Percentage of total	2.1%	41.0%	39.2%	17.7%	0.0%	100.0%

Weighted average yield	4.4%	2.3%	4.1%	4.1%	0.0%	3.4%

Available-for-Sale
U.S. Treasury	$4,297	$--	$--	$--	$--	$4,297	$4,300	$4,329
U.S. Government
agencies	7,000	92,938	60,869	--	--	160,807	160,815	161,524
Mortgage-backed
securities	--	1,221	1,667	8	--	2,896	2,930	2,972
Other securities	--	--	--	--	13,633	13,633	13,633	14,029

Total	$11,297	$94,159	$62,536	$8	$13,633	$181,633	$181,678	$182,854

Percentage of total	6.2%	51.8%	34.4%	0.0%	7.5%	100.0%

Weighted average yield	3.9%	1.6%	5.1%	3.0%	0.6%	2.9%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 84 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2009, core deposits comprised 81.8% of our total deposits.

We continually monitor the funding requirements at each subsidiary bank along with competitive interest rates in the markets it serves.  Because of our community banking philosophy, subsidiary bank executives in the local markets establish the interest rates offered on both core and non-core deposits.  This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements.  We believe we are paying a competitive rate when compared with pricing in those markets.

We manage our interest expense through deposit pricing and do not anticipate a significant change in total deposits. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if it experiences increased loan demand or other liquidity needs.  We also utilize brokered deposits as an additional source of funding to meet liquidity needs.

Our total deposits as of December 31, 2009 were $2.432 billion, an internal deposit growth of $96 million, or 4.1%, from $2.336 billion at December 31, 2008.  We introduced a new high yield investment deposit account during the first quarter of 2008 as part of our strategy to enhance liquidity.  While attracting new customers, the account has also resulted in existing customers moving more volatile, expensive time deposits to the high yield investment account.

Interest bearing transaction and savings accounts were $1.156 billion at December 31, 2009, a $129.4 million increase compared to $1.027 billion on December 31, 2008.  Total time deposits decreased approximately $61.8 million to $912.75 million at December 31, 2009, from $974.56 million at December 31, 2008.

Non-interest bearing transaction accounts increased $28.2 million to $363.2 million at December 31, 2009, compared to $335.0 million at December 31, 2008.  We had $21 million and $33 million of brokered deposits at December 31, 2009 and 2008, respectively.

Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits for the three years ended December 31, 2009.

Table 14:                       Average Deposit Balances and Rates

	December 31
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
(In thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Non-interest bearing transaction
accounts	$332,998	--	$317,772	--	$307,041	--
Interest bearing transaction and
savings deposits	1,091,960	0.76%	959,567	1.56%	736,160	1.78%
Time deposits
$100,000 or more	406,924	2.43%	426,304	3.80%	441,854	4.81%
Other time deposits	532,434	2.42%	595,123	3.70%	682,703	3.55%

Total	$2,364,316	1.31%	$2,298,766	2.31%	$2,167,758	3.02%

The Company's maturities of large denomination time deposits at December 31, 2009 and 2008 are presented in table 15.

Table 15:                      Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit
	($100,000 or more)
	December 31
	2009		2008
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$161,762	38.5%	$144,982	34.6%
Over 3 months to 6 months	102,670	24.4%	107,093	25.6%
Over 6 months to 12 months	120,162	28.6%	119,186	28.5%
Over 12 months	35,943	8.5%	47,133	11.3%

Total	$420,537	100.00%	$418,394	100.00%

Short-Term Debt

Federal funds purchased and securities sold under agreements to repurchase were $105.9 million at December 31, 2009, as compared to $115.4 million at December 31, 2008.  Other short-term borrowings, consisting of U.S. TT&L Notes and short-term FHLB borrowings, were $3.6 million at December 31, 2009, as compared to $1.1 million at December 31, 2008.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased.  Management anticipates that these sources will provide necessary funding in the foreseeable future.

Long-Term Debt

Our long-term debt was $159.8 million and $158.7 million at December 31, 2009 and 2008, respectively.   The outstanding balance for December 31, 2009 includes $128.9 million in FHLB long-term advances and $30.9 million of trust preferred securities.  The outstanding balance for December 31, 2008, includes $127.8 million in FHLB long-term advances and $30.9 million of trust preferred securities.

During the year ended December 31, 2009, we increased long-term debt by $1.2 million, or 0.73% from December 31, 2008.

Aggregate annual maturities of long-term debt at December 31, 2009 are presented in table 16.

Table 16:                      Maturities of Long-Term Debt

		Annual
(In thousands)	Year	Maturities

	2010	$29,013
	2011	43,766
	2012	6,713
	2013	16,658
	2014	4,985
	Thereafter	58,688
	Total	$159,823

Capital

Overview

At December 31, 2009, total capital reached $371.2 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2009, our equity to asset ratio was 12.0% compared to 9.88% at year-end 2008.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2009, no preferred stock has been issued.

On August 26, 2009, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  The shelf registration statement, which was declared effective on September 9, 2009, will allow us to raise capital from time to time, up to an aggregate of $175 million, through the sale of common stock, preferred stock, or a combination thereof, subject to market conditions.  Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that we will be required to file with the SEC at the time of the specific offering.

In November 2009, the Company raised common equity through an underwritten public offering by issuing 2,650,000 shares of common stock at a price of $24.50 per share, less underwriting discounts and commissions.  The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $61.3 million.  In December 2009, the underwriters of our stock offering exercised and completed their option to purchase an additional 397,500 shares of common stock at $24.50 to cover over-allotments.  The net proceeds of the exercise of the over-allotment option after deducting underwriting discounts and commissions were $9.2 million. The total net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were approximately $70.5 million.

Stock Repurchase

On November 28, 2007, we announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares we intend to repurchase.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  We intend to use the repurchased shares to satisfy stock option exercises, for payment of future stock dividends and for general corporate purposes.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  As part of our strategic focus on building capital, we suspended our stock repurchase program in July 2008.  We made no purchases of our common stock during the three months or year ended December 31, 2009.  Because of the recently completed stock offering and based on our strategy to retain capital, we do not anticipate resuming our stock repurchase during 2010.

Cash Dividends

We declared cash dividends on our common stock of $0.76 per share for the twelve months ended December 31, 2009, compared to $0.76 per share for the twelve months ended December 31, 2008.   The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all. See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, for additional information regarding cash dividends.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and the share repurchase plan.  The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from the eight affiliate banks.  Payment of dividends by the eight subsidiary banks is subject to various regulatory limitations.  See Item 7A, Liquidity and Qualitative Disclosures About Market Risk, for additional information regarding the parent company’s liquidity.

Risk-Based Capital

Our subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2009, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2009 and 2008, are presented in table 17 below:

Table 17:                      Risk-Based Capital

	December 31
(In thousands, except ratios)	2009	2008

Tier 1 capital
Stockholders’ equity	$371,247	$288,792
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums (1)	(51,128)	(53,034)
Unrealized gain (loss) on available-for-sale
securities, net of income taxes	(762)	(3,190)

Total Tier 1 capital	349,357	262,568

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	5	179
Qualifying allowance for loan losses	24,405	24,827

Total Tier 2 capital	24,410	25,006

Total risk-based capital	$373,767	$287,574

Risk weighted assets	$1,950,227	$1,983,654

Ratios at end of year
Leverage ratio	11.64%	9.15%
Tier 1 capital	17.91%	13.24%
Total risk-based capital	19.17%	14.50%
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

(1)
For December 31, 2009 and 2008, in accordance with an Interagency Final Rule, goodwill deducted from Tier 1 capital has been reduced by the amount of any deferred tax liability associated with that goodwill.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2009, includes notes payable, FHLB long-term advances and trust preferred securities, all of which we are contractually obligated to repay in future periods.

Operating lease obligations entered into by the Company are generally associated with the operation of a few of our financial centers located throughout the state of Arkansas.  Our financial obligation on these locations is considered immaterial due to the limited number of financial centers that operate under an agreement of this type.

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

The funding requirements of the Company's most significant financial commitments, at December 31, 2009, are shown in table 18.

Table 18:                      Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total

Long-term debt	$29,013	$50,479	$21,643	$58,688	$159,823
Credit card loan commitments	262,257	--	--	--	262,257
Other loan commitments	393,437	--	--	--	393,437
Letters of credit	10,391	--	--	--	10,391

Reconciliation of Non-GAAP Measures

We have $62.4 million and $63.2 million total goodwill and core deposit premiums for the periods ended December 31, 2009 and December 31, 2008, respectively.  Because of our high level of these two intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).  This non-GAAP calculation for the twelve months ended December 31, 2009, 2008, 2007, 2006 and 2005, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 19.

Table 19:                      Return on Tangible Equity

(In thousands, except ratios)	2009	2008	2007	2006	2005

Twelve months ended

Return on average stockholders equity: (A/C)	8.26%	9.54%	10.26%	10.93%	11.24%
Return on tangible equity (non-GAAP): (A+B)/(C-D)	10.61%	12.54%	13.78%	15.03%	15.79%

(A) Net income	$25,210	$26,910	$27,360	$27,481	$26,962
(B) Amortization of intangibles, net of taxes	503	504	511	519	522
(C) Average stockholders' equity	305,210	282,186	266,628	251,518	239,976
(D) Average goodwill and core deposits, net	62,789	63,600	64,409	65,233	65,913

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

We believe the exclusion of these nonrecurring items in expressing earnings and certain other financial measures, including “core earnings,” provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. This non-GAAP financial measure is also used by management to assess the performance of the Company’s business because management does not consider these nonrecurring items to be relevant to ongoing financial performance.  Management and the Board of Directors utilize “core earnings” (non-GAAP) for the following purposes:

   •   Preparation of the Company’s operating budgets
   •   Monthly financial performance reporting
   •   Monthly “flash” reporting of consolidated results (management only)
   •   Investor presentations of Company performance

We believe the presentation of “core earnings” on a diluted per share basis, “diluted core earnings per share” (non-GAAP), provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance.  This non-GAAP financial measure is also used by management to assess the performance of the Company’s business, because management does not consider these nonrecurring items to be relevant to ongoing financial performance on a per share basis.  Management and the Board of Directors utilize “diluted core earnings per share” (non-GAAP) for the following purposes:

   •   Calculation of annual performance-based incentives for certain executives
   •   Calculation of long-term performance-based incentives for certain executives
   •   Investor presentations of Company performance

We believe that presenting these non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that applied by management and the Board of Directors.

“Core earnings” and “diluted core earnings per share” (non-GAAP) have inherent limitations, are not required to be uniformly applied and are not audited.  To mitigate these limitations, we have procedures in place to identify and approve each item that qualifies as nonrecurring to ensure that the Company’s “core” results are properly reflected for period-to-period comparisons.  Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.  In particular, a measure of earnings that excludes nonrecurring items does not represent the amount that effectively accrues directly to stockholders (i.e., nonrecurring items are included in earnings and stockholders’ equity).

During the first quarter 2008, we recorded a nonrecurring $1.8 million after tax gain, or $0.13 per diluted earnings per share, from the cash proceeds on the mandatory partial redemption of our equity interest in Visa.  Also during the first quarter 2008, we recorded nonrecurring after tax earnings of $744,000, or $0.05 per diluted earnings per share, from the reversal of the Visa contingent liability established in the fourth quarter 2007.  During the fourth quarter 2007, we recorded a nonrecurring $744,000 after tax charge, or a $0.05 reduction in diluted earnings per share, to establish a contingent liability related to indemnification obligations with Visa U.S.A. litigation, which was reversed in 2008.  For further discussion related to the Visa U.S.A. litigation, see the analysis of Non-Interest Expense included elsewhere in this section.

See table 20 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 20:                      Reconciliation of Core Earnings (non-GAAP)

(In thousands, except share data)	2009	2008	2007	2006	2005

Twelve months ended

Net Income	$25,210	$26,910	$27,360	$27,481	$26,962
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	(2,973)	--	--	--
Litigation liability expense/reversal (Visa)	--	(1,220)	1,220	--	--
Tax effect (39%)	--	1,635	(476)	--	--
Net nonrecurring items	--	(2,558)	744	--	--
Core earnings (non-GAAP)	$25,210	$24,352	$28,104	$27,481	$26,962

Diluted earnings per share	$1.74	$1.91	$1.92	$1.90	$1.84
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	(0.21)	--	--	--
Litigation liability expense/reversal (Visa)	--	(0.09)	0.09	--	--
Tax effect (39%)	--	0.12	(0.04)	--	--
Net nonrecurring items	--	(0.18)	0.05	--	--
Diluted core earnings per share (non-GAAP)	$1.74	$1.73	$1.97	$1.90	$1.84

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 21.

Table 21:                      Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2009
Net interest income	$23,393	$23,720	$25,393	$25,221	$97,727
Provision for loan losses	2,138	2,622	2,789	2,767	10,316
Non-interest income	11,459	13,358	14,963	12,931	52,711
Non-interest expense	25,658	26,951	26,307	25,806	104,722
Net income	5,236	5,509	7,660	6,805	25,210
Basic earnings per share	0.37	0.40	0.54	0.44	1.75
Diluted earnings per share	0.37	0.39	0.54	0.44	1.74

2008
Net interest income	$22,792	$23,098	$24,347	$23,780	$94,017
Provision for loan losses	1,467	2,214	2,214	2,751	8,646
Non-interest income	14,992	11,720	11,288	11,326	49,326
Non-interest expense	23,130	24,209	24,441	24,580	96,360
Net income	8,816	5,994	6,474	5,626	26,910
Basic earnings per share	0.63	0.43	0.47	0.40	1.93
Diluted earnings per share	0.63	0.42	0.46	0.40	1.91

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements.  At December 31, 2009, undivided profits of the Company's subsidiary banks were approximately $164.8 million, of which approximately $15.2 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Subsidiary Banks

Generally speaking, the Company's subsidiary banks rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities.  Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt.  The subsidiary banks' primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008.  We introduced a new high yield investment deposit account during the first quarter of 2008 as part of this strategy to enhance liquidity.  The new account generated approximately $146 million in new core deposits during 2008.  We built additional liquidity in each of our subsidiary banks by securing approximately $55 million in additional long-term funding from FHLB borrowings during 2008.  We managed our liquidity during 2009 at similar levels as in 2008.  At December 31, 2009, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At December 31, 2009, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 17.8% of total assets, as compared to 21.0% at December 31, 2008.

Liquidity Management

The objective of our liquidity management is to access adequate sources of funding to ensure that cash flow requirements of depositors and borrowers are met in an orderly and timely manner.  Sources of liquidity are managed so that reliance on any one funding source is kept to a minimum.  Our liquidity sources are prioritized for both availability and time to activation.

Our liquidity is a primary consideration in determining funding needs and is an integral part of asset/liability management.  Pricing of the liability side is a major component of interest margin and spread management.  Adequate liquidity is a necessity in addressing this critical task.  There are five primary and secondary sources of liquidity available to the Company.  The particular liquidity need and timeframe determine the use of these sources.

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and its subsidiary banks have approximately $104 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  In order to ensure availability of these upstream funds, we have a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $40 million in funds on a given day.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our network of subsidiary banks throughout Arkansas.  Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $389 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 28% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

Finally, we have the ability to access large deposits from both the public and private sector to fund short-term liquidity needs.

We believe the various sources available are ample liquidity for short-term, intermediate-term and long-term liquidity.

Market Risk Management

Market risk arises from changes in interest rates.  We have risk management policies to monitor and limit exposure to market risk.  In asset and liability management activities, policies designed to minimize structural interest rate risk are in place.  The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

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

The table below presents our interest rate sensitivity position at December 31, 2009.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table: 22           Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total

Earning assets
Short-term investments	$282,010	$--	$--	$--	$--	$--	$--	$282,010
Assets held in trading
accounts	6,886	--	--	--	--	--	--	6,886
Investment securities	84,464	80,470	40,276	68,621	168,775	166,727	37,582	646,915
Mortgage loans held for sale	8,397	--	--	--	--	--	--	8,397
Loans	647,213	252,277	185,912	221,193	276,742	254,340	37,312	1,874,989
Total earning assets	1,028,970	332,747	226,188	289,814	445,517	421,067	74,894	2,819,197

Interest bearing liabilities
Interest bearing transaction
and savings deposits	755,906	--	--	--	80,072	240,215	80,071	1,156,264
Time deposits	132,452	193,212	226,858	252,144	89,323	18,765	--	912,754
Short-term debt	109,550	--	--	--	--	--	--	109,550
Long-term debt	17,485	14,662	2,385	15,403	43,133	28,853	37,902	159,823
Total interest bearing
liabilities	1,015,393	207,874	229,243	267,547	212,528	287,833	117,973	2,338,391

Interest rate sensitivity Gap	$13,577	$124,873	$(3,055)	$22,267	$232,989	$133,234	$(43,079)	$480,806
Cumulative interest rate
sensitivity Gap	$13,577	$138,450	$135,395	$157,662	$390,651	$523,885	$480,806
Cumulative rate sensitive assets
to rate sensitive liabilities	101.3%	111.3%	109.3%	109.2%	120.2%	123.6%	120.6%
Cumulative Gap as a % of
earning assets	0.5%	4.9%	4.8%	5.6%	13.9%	18.6%	17.1%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 47 hereof.

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited Simmons First National Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Simmons First National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Simmons First National Corporation and our report dated March 2, 2010, expressed an unqualified opinion thereon.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation as of December 31, 2009, and 2008, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simmons First National Corporation as of December 31, 2009, and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simmons First National Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2010, expressed an  unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
March 2, 2010

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2009 and 2008

(In thousands, except share data)	2009	2008

ASSETS
Cash and non-interest bearing balances due from banks	$71,575	$71,801
Interest bearing balances due from banks	282,010	61,085
Federal funds sold	--	6,650
Cash and cash equivalents	353,585	139,536
Investment securities	646,915	646,134
Mortgage loans held for sale	8,397	10,336
Assets held in trading accounts	6,886	5,754
Loans	1,874,989	1,933,074
Allowance for loan losses	(25,016)	(25,841)
Net loans	1,849,973	1,907,233
Premises and equipment	78,126	78,904
Foreclosed assets held for sale, net	9,179	2,995
Interest receivable	17,881	20,930
Bank owned life insurance	40,920	39,617
Goodwill	60,605	60,605
Core deposit premiums	1,769	2,575
Other assets	19,086	8,490
Total assets	$3,093,322	$2,923,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$363,154	$334,998
Interest bearing transaction accounts and savings deposits	1,156,264	1,026,824
Time deposits	912,754	974,511
Total deposits	2,432,172	2,336,333
Federal funds purchased and securities sold
under agreements to repurchase	105,910	115,449
Short-term debt	3,640	1,112
Long-term debt	159,823	158,671
Accrued interest and other liabilities	20,530	22,752
Total liabilities	2,722,075	2,634,317

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at December 31, 2009; no shares authorized
at December 31, 2008	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized:
17,093,931and 13,960,680 shares issued and outstanding
at December 31, 2009 and 2008, respectively	171	140
Surplus	111,694	40,807
Undivided profits	258,620	244,655
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes of $457 and $1,913 at December 31,2009
and 2008, respectively	762	3,190
Total stockholders’ equity	371,247	288,792
Total liabilities and stockholders’ equity	$3,093,322	$2,923,109

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share data)	2009	2008	2007

INTEREST INCOME
Loans	$113,648	$126,079	$141,706
Federal funds sold	27	748	1,418
Investment securities	21,791	27,415	23,646
Mortgage loans held for sale	608	411	505
Assets held in trading accounts	20	73	100
Interest bearing balances due from banks	439	1,415	1,161
TOTAL INTEREST INCOME	136,533	156,141	168,536

INTEREST EXPENSE
Deposits	31,046	53,150	65,474
Federal funds purchased and securities sold
under agreements to repurchase	769	2,110	5,371
Short-term debt	33	111	804
Long-term debt	6,958	6,753	4,771
TOTAL INTEREST EXPENSE	38,806	62,124	76,420

NET INTEREST INCOME	97,727	94,017	92,116
Provision for loan losses	10,316	8,646	4,181

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	87,411	85,371	87,935

NON-INTEREST INCOME
Trust income	5,227	6,230	6,218
Service charges on deposit accounts	17,944	15,145	14,794
Other service charges and fees	2,668	2,681	3,016
Income on sale of mortgage loans, net of commissions	4,032	2,606	2,766
Income on investment banking, net of commissions	2,153	1,025	623
Credit card fees	14,392	13,579	12,217
Premiums on sale of student loans	2,333	1,134	2,341
Bank owned life insurance income	1,270	1,547	1,493
Gain on mandatory partial redemption of Visa shares	--	2,973	--
Other income	2,548	2,406	2,535
Gain on sale of securities	144	--	--
TOTAL NON-INTEREST INCOME	52,711	49,326	46,003

NON-INTEREST EXPENSE
Salaries and employee benefits	58,317	57,050	54,865
Occupancy expense, net	7,457	7,383	6,674
Furniture and equipment expense	6,195	5,967	5,865
Other real estate and foreclosure expense	453	239	212
Deposit insurance	4,642	793	328
Other operating expenses	27,658	24,928	26,253
TOTAL NON-INTEREST EXPENSE	104,722	96,360	94,197

INCOME BEFORE INCOME TAXES	35,400	38,337	39,741
Provision for income taxes	10,190	11,427	12,381

NET INCOME	$25,210	$26,910	$27,360
BASIC EARNINGS PER SHARE	$1.75	$1.93	$1.95
DILUTED EARNINGS PER SHARE	$1.74	$1.91	$1.92

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

(In thousands)	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,210	$26,910	$27,360
Items not requiring (providing) cash
Depreciation and amortization	5,841	5,729	5,510
Provision for loan losses	10,316	8,646	4,181
Gain on mandatory partial redemption of Visa shares	--	(2,973)	--
Net amortization of investment securities	(48)	194	116
Stock-based compensation expense	627	548	338
Deferred income taxes	1,613	739	865
Gain on sale of securities, net	(144)	--	--
Bank owned life insurance income	(1,270)	(1,547)	(1,493)
Changes in
Interest receivable	3,049	415	629
Mortgage loans held for sale	1,939	761	(4,006)
Assets held in trading accounts	(1,132)	(96)	(1,171)
Other assets	(12,417)	(960)	2,603
Accrued interest and other liabilities	(5,387)	(2,709)	508
Income taxes payable	1,552	(768)	538
Net cash provided by operating activities	29,749	34,889	35,978

CASH FLOWS FROM INVESTING ACTIVITIES
Net collections (originations) of loans	36,621	(96,447)	(75,161)
Purchases of premises and equipment, net	(4,257)	(8,353)	(12,240)
Proceeds from sale of foreclosed assets	4,139	5,353	3,250
Proceeds from mandatory partial redemption of Visa shares	--	2,973	--
Sales (purchases) of short-term investment securities	84,033	(85,536)	--
Proceeds from sale of securities	361	--	--
Proceeds from maturities of available-for-sale securities	573,604	318,114	146,379
Purchases of available-for-sale securities	(384,080)	(349,416)	(136,033)
Proceeds from maturities of held-to-maturity securities	281,986	41,680	31,123
Purchases of held-to-maturity securities	(558,921)	(38,778)	(41,466)
Purchases of bank owned life insurance	(33)	(32)	(413)
Net cash provided by (used in) investing activities	33,453	(210,442)	(84,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	95,839	153,476	7,326
Net change in short-term debt	2,528	(665)	(4,337)
Dividends paid	(11,245)	(10,601)	(10,234)
Proceeds from issuance of long-term debt	9,166	91,029	10,786
Repayment of long-term debt	(8,014)	(14,643)	(11,812)
Net change in Federal funds purchased and
securities sold under agreements to repurchase	(9,539)	(13,357)	23,770
Shares issued from public stock offering, net of
offering costs of $4,178	70,486	--	--
Shares issued (exchanged) under stock
compensation plans, net	1,626	900	725
Repurchase of common stock	--	(1,280)	(8,562)
Net cash provided by financing activities	150,847	204,859	7,662

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	214,049	29,306	(40,921)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	139,536	110,230	151,151

CASH AND CASH EQUIVALENTS, END OF YEAR	$353,585	$139,536	$110,230

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (Loss)	Profits	Total

Balance, December 31, 2006	$142	$48,678	$(2,198)	$212,394	$259,016
Comprehensive income:
Net income	--	--	--	27,360	27,360
Change in unrealized depreciation on
available-for-sale securities, net of
income taxes of $2,356	--	--	3,926	--	3,926
Comprehensive income					31,286
Stock issued as bonus shares – 15,146 shares	--	419	--	--	419
Exercise of stock options – 33,720 shares	--	509	--	--	509
Stock granted under
stock-based compensation plans	--	178	--	--	178
Securities exchanged under stock option plan	--	(203)	--	--	(203)
Repurchase of common stock
– 320,726 shares	(3)	(8,562)	--	--	(8,565)
Cash dividends declared ($0.73 per share)	--	--	--	(10,234)	(10,234)
Balance, December 31, 2007	139	41,019	1,728	229,520	272,406
Cumulative effect of adoption of a new
accounting principle, January 1, 2008 (Note 16)	--	--	--	(1,174)	(1,174)
Comprehensive income:
Net income	--	--	--	26,910	26,910
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $877	--	--	1,462	--	1,462
Comprehensive income					28,372
Stock issued as bonus shares – 17,490 shares	--	530	--	--	530
Stock issued for employee stock
purchase plan – 5,359 shares	--	135	--	--	135
Exercise of stock options – 97,497 shares	1	1,207	--	--	1,208
Stock granted under
stock-based compensation plans	--	169	--	--	169
Securities exchanged under stock option plan	--	(973)	--	--	(973)
Repurchase of common stock
– 45,180 shares	--	(1,280)	--	--	(1,280)
Cash dividends declared ($0.76 per share)	--	--	--	(10,601)	(10,601)
Balance, December 31, 2008	140	40,807	3,190	244,655	288,792
Comprehensive income:
Net income	--	--	--	25,210	25,210
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credits of $1,456	--	--	(2,428)	--	(2,428)
Comprehensive income					22,782
Stock issued from public stock offering, net of
offering costs of $4,178	30	70,456	--	--	70,486
Stock issued as bonus shares – 27,915 shares	--	702	--	--	702
Cancelled bonus shares – 1,113 shares	--	29	--	--	29
Non-vested bonus shares	--	(1,208)	--	--	(1,208)
Stock issued for employee stock
purchase plan – 5,823 shares	--	141	--	--	141
Exercise of stock options – 56,700 shares	1	689	--	--	690
Stock granted under
stock-based compensation plans	--	180	--	--	180
Securities exchanged under stock option plan	--	(102)	--	--	(102)
Cash dividends declared ($0.76 per share)	--	--	--	(11,245)	(11,245)
Balance, December 31, 2009	$171	$111,694	$762	$258,620	$371,247

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.

Principles of Consolidation

The consolidated financial statements include the accounts of Simmons First National Corporation and its subsidiaries.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Various items within the accompanying consolidated financial statements for previous years have been reclassified to provide more comparative information.  These reclassifications had no effect on net earnings.

Cash Equivalents

The Company Bank considers all liquid investments with original maturities of three months or less to be cash equivalents.  The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program.  Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

Interest Bearing Deposits in Banks

Interest-bearing deposits in banks mature within one year and are carried at cost.

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

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment, ASC 320-10.  When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, the Company’s consolidated statement of income as of December 31, 2009, reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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
For loans amortized at cost, interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers.  The Company records all derivatives on the balance sheet at fair value.  Historically, the Company’s policy has been not to invest in derivative type investments, but, in an effort to meet the financing needs of its customers, the Company has entered into one fair value hedge.  Fair value hedges include interest rate swap agreements on fixed rate loans.  For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument.  The fair value hedge is considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amount of the loan being hedged was $1.7 million at December 31, 2009, and $1.8 million at December 31, 2008.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance in ASC 740, Income Taxes.  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company files consolidated income tax returns with its subsidiaries.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares outstanding during each year.  Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of per share earnings is as follows:

(In thousands, except per share data)	2009	2008	2007

Net Income	$25,210	$26,910	$27,360

Average common shares outstanding	14,375	13,945	14,044
Average common share stock options outstanding	90	163	197
Average diluted common shares	14,465	14,108	14,241

Basic earnings per share	$1.75	$1.93	$1.95
Diluted earnings per share	$1.74	$1.91	$1.92

Stock options to purchase 100,290 and 57,000 shares, respectively, for the years ended December 31, 2009 and 2007, were not included in the earnings per share calculation because the exercise price exceeded the average market price.  All stock options were included in the earnings per share calculation for the year ended December 31, 2008.

Stock-Based Compensation

The Company has adopted various stock-based compensation plans.  The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and bonus stock awards.  Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options or awarding of bonus shares granted to directors, officers and other key employees.

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 10, Employee Benefit Plans.

NOTE 2:                      INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2009				2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Government
agencies	$254,229	$799	$(1,348)	$253,680	$18,000	$629	$--	$18,629
Mortgage-backed
securities	90	5	--	95	109	2	--	111
State and political
subdivisions	208,812	2,728	(580)	210,960	168,262	1,264	(1,876)	167,650
Other securities	930	--	--	930	930	--	--	930

Total	$464,061	$3,532	$(1,928)	$465,665	$187,301	$1,895	$(1,876)	$187,320

Available-for-Sale

U.S. Treasury	$4,297	$32	$--	$4,329	$5,976	$113	$--	$6,089
U.S. Government
agencies	160,807	953	(236)	161,524	346,585	5,444	(868)	351,161
Mortgage-backed
securities	2,896	78	(2)	2,972	2,909	37	(67)	2,879
State and political
subdivisions	--	--	--	--	635	2	--	637
Other securities	13,633	399	(3)	14,029	97,625	448	(6)	98,067

Total	$181,633	$1,462	$(241)	$182,854	$453,730	$6,044	$(941)	$458,833

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2009 and 2008, was $256.6 million and $167.8 million, which is approximately 39.7% and 25.9%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2009

Held-to-Maturity

U.S. Government agencies	$161,081	$1,348	$--	$--	$161,081	$1,348
Mortgage-backed securities	2,188	--	--	--	2,188	--
State and political subdivisions	24,140	321	5,075	259	29,215	580

Total	$187,409	$1,669	$5,075	$259	$192,484	$1,928

Available-for-Sale

U.S. Government agencies	$62,822	$236	$--	$--	$62,822	$236
Mortgage-backed securities	1,195	1	128	1	1,323	2
Other securities	4	3	--	--	4	3

Total	$64,021	$240	$128	$1	$64,149	$241

December 31, 2008

Held-to-Maturity

Mortgage-backed securities	$3,623	$--	$--	$--	$3,623	$--
State and political subdivisions	58,790	1,673	3,854	203	62,644	1,876

Total	$62,413	$1,673	$3,854	$203	$66,267	$1,876

Available-for-Sale

U.S. Government agencies	$99,424	$868	$--	$--	$99,424	$868
Mortgage-backed securities	1,571	46	493	21	2,064	67
Other securities	49	6	--	--	49	6

Total	$101,044	$920	$493	$21	$101,537	$941

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During the third quarter of 2008, the Company determined that its investment in FNMA common stock, held in the available-for-sale other securities category, had become other-than-temporarily impaired.  As a result of this impairment the security was written down by $75,000.  The Company had accumulated this stock over several years in the form of stock dividends from FNMA.  The remaining balance of this investment is approximately $5,000.  The Company has no investment in FNMA or FHLMC preferred stock.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2009, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2009, management believes the impairments detailed in the table above are temporary.

Income earned on the above securities for the years ended December 31, 2009, 2008 and 2007, is as follows:

(In thousands)	2009	2008	2007

Taxable
Held-to-maturity	$2,880	$1,444	$2,521
Available-for-sale	11,016	19,613	15,841

Non-taxable
Held-to-maturity	7,874	6,323	5,228
Available-for-sale	21	35	56

Total	$21,791	$27,415	$23,646

The Statement of Stockholders’ Equity includes other comprehensive income.  Other comprehensive income for the Company includes the change in the unrealized appreciation on available-for-sale securities.  The changes in the unrealized appreciation on available-for-sale securities for the years ended December 31, 2009, 2008 and 2007, are as follows:

(In thousands)	2009	2008	2007

Unrealized holding gains (losses) arising during the period	$(3,740)	$2,339	$6,282
Gains realized in net income	144	--	--
	(3,884)	2,339	6,282
Income tax expense (benefit)	(1,456)	877	2,356
Net change in unrealized appreciation
on available-for-sale securities	$(2,428)	$1,462	$3,926

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$9,833	$9,967	$11,297	$11,336
After one through five years	190,191	190,989	94,159	94,066
After five through ten years	181,734	181,846	62,536	63,415
After ten years	82,303	82,863	8	8
Other securities	--	--	13,633	14,029

Total	$464,061	$465,665	$181,633	$182,854

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $446,189,000 at December 31, 2009 and $435,120,000 at December 31, 2008.

The book value of securities sold under agreements to repurchase amounted to $80,050,000 and $87,514,000 for December 31, 2009 and 2008, respectively.

The Company had gross realized gains of $144,000 and no gross realized losses during the year ended December 31, 2009, from the sale of available for sale securities.  There were no gross realized gains or losses from the sale of available for sale securities during the years ended December 31, 2008 and 2007.  The income tax expense related to security gains was 39.225% of the gross amounts.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:                      LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

(In thousands)	2009	2008

Consumer
Credit cards	$189,154	$169,615
Student loans	114,296	111,584
Other consumer	139,647	138,145
Total consumer	443,097	419,344
Real estate
Construction	180,759	224,924
Single family residential	392,208	409,540
Other commercial	596,517	584,843
Total real estate	1,169,484	1,219,307
Commercial
Commercial	168,206	192,496
Agricultural	84,866	88,233
Financial institutions	3,885	3,471
Total commercial	256,957	284,200
Other	5,451	10,223

Total loans before allowance for loan losses	$1,874,989	$1,933,074

As of December 31, 2009, credit card loans, which are unsecured, were $189,154,000 or 10.1% of total loans, versus $169,615,000, or 8.8% of total loans at December 31, 2008.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At December 31, 2009 and 2008, impaired loans, net of Government guarantees, totaled $46,859,000 and $15,689,000, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $8,343,000 and $4,238,000 at December 31, 2009 and 2008, respectively.  During the second quarter of 2009, the Company made adjustments to its methodology in the evaluation of the collectability of loans, which added quantitative factors to the internal and external influences used in determining the credit quality of loans and the allocation of the allowance.  This adjustment in methodology resulted in an addition to impaired loans from classified loans and a redistribution of allocated and unallocated reserves.  Approximately $1,398,000, $198,000 and $203,000 of interest income was recognized on average impaired loans of $36,843,000, $15,315,000 and $11,724,000 for 2009, 2008 and 2007, respectively.  Interest recognized on impaired loans on a cash basis during 2009, 2008 and 2007 was immaterial.

At December 31, 2009 and 2008, accruing loans delinquent 90 days or more totaled $3,322,000 and $1,292,000, respectively.  Nonaccruing loans at December 31, 2009 and 2008 were $21,994,000 and $14,358,000, respectively.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2009	2008	2007

Balance, beginning of year	$25,841	$25,303	$25,385
Additions
Provision for loan losses	10,316	8,646	4,181
	36,157	33,949	29,566
Deductions
Losses charged to allowance, net of recoveries
of $3,687 for 2009, $2,138 for 2008 and $2,569 for 2007	11,141	8,108	4,263
Balance, end of year	$25,016	$25,841	$25,303

NOTE 4:                      GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $60.6 million at December 31, 2009, unchanged from December 31, 2008, as the Company made no acquisitions during the year ended December 31, 2009, and no goodwill impairment was recorded.

Core deposit premiums are periodically evaluated as to the recoverability of their carrying value.  The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at December 31, 2009 and 2008, were as follows:

	December 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Core deposit premiums	$6,822	$5,053	$1,769	$6,822	$4,247	$2,575

Core deposit premium amortization expense recorded for the years ended December 31, 2009, 2008 and 2007, was $805,000, $807,000 and $817,000, respectively.  The Company’s estimated amortization expense for each of the following five years is:  2010 – $701,000; 2011 – $451,000; 2012 – $321,000; 2013 – $268,000; and 2014 – $28,000.

NOTE 5:                      TIME DEPOSITS

Time deposits included approximately $420,537,000 and $418,394,000 of certificates of deposit of $100,000 or more, at December 31, 2009 and 2008, respectively.  Brokered deposits were $21,443,000 and $33,155,000 at December 31, 2009 and 2008, respectively.  At December 31, 2009, time deposits with a remaining maturity of one year or more amounted to $114,447,000.  Maturities of all time deposits are as follows:  2010 – $798,307,000; 2011 – $89,323,000; 2012– $24,472,000; 2013 – $442,000; 2014 – $210,000 and none thereafter.

Deposits are the Company's primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 6:                      INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	2009	2008	2007

Income taxes currently payable	$8,577	$10,688	$11,516
Deferred income taxes	1,613	739	865

Provision for income taxes	$10,190	$11,427	$12,381

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

(In thousands)	2009	2008

Deferred tax assets
Allowance for loan losses	$8,859	$9,057
Valuation of foreclosed assets	99	63
Deferred compensation payable	1,603	1,451
FHLB advances	6	14
Vacation compensation	898	866
Loan interest	195	88
Other	385	276
Gross deferred tax assets	12,045	11,815

Deferred tax liabilities
Accumulated depreciation	(451)	(406)
Deferred loan fee income and expenses, net	(1,310)	(1,229)
FHLB stock dividends	(503)	(586)
Goodwill and core deposit premium amortization	(9,805)	(8,643)
Available-for-sale securities	(457)	(1,913)
Other	(1,657)	(1,019)
Gross deferred tax liabilities	(14,183)	(13,796)

Net deferred tax liability	$(2,138)	$(1,981)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)	2009	2008	2007

Computed at the statutory rate (35%)	$12,390	$13,418	$13,910
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	566	466	647
Tax exempt interest income	(2,877)	(2,369)	(2,020)
Tax exempt earnings on BOLI	(444)	(542)	(523)
Other differences, net	555	454	367

Actual tax provision	$10,190	$11,427	$12,381

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

NOTE 7:                      SHORT-TERM AND LONG-TERM DEBT

Long-term debt at December 31, 2009, and 2008 consisted of the following components.

(In thousands)	2009	2008

FHLB advances, due 2010 to 2033, 2.02% to 8.41%,
secured by residential real estate loans	$128,893	$127,741
Trust preferred securities, due 12/30/2033, fixed at 8.25%,
callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate
of 2.80% above the three-month LIBOR rate,
reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, fixed rate
of 6.97% through 2010, thereafter, at a floating rate of
2.80% above the three-month LIBOR rate, reset
quarterly, callable in 2010 without penalty	10,310	10,310

Total long-term debt	$159,823	$158,671

At December 31, 2009 the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $2.0 million with a weighted average rate of 0.65% which are not included in the above table.

The Company had total FHLB advances of $128.9 million at December 31, 2009, with approximately $388.8 million of additional advances available from the FHLB.

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

Aggregate annual maturities of long-term debt at December 31, 2009 are as follows:

		Annual
(In thousands)	Year	Maturities

	2010	$29,013
	2011	43,766
	2012	6,713
	2013	16,658
	2014	4,985
	Thereafter	58,688

	Total	$159,823

NOTE 8:                      CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2009, no preferred stock has been issued.

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

As part of its strategic focus on building capital, management suspended the Company’s stock repurchase program in July 2008.  During the year ended December 31, 2008, by June 30, the Company repurchased a total of 45,180 shares of stock with a weighted average repurchase price of $28.38 per share.  The Company made no purchases of its common stock during the three months or year ended December 31, 2009.  Under the current stock repurchase plan, the Company can repurchase an additional 645,672 shares.  However, because of the recently completed stock offering and based on management’s strategy to retain capital, the Company does not anticipate resuming its stock repurchases during 2010.

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

In November 2009, the Company raised common equity through an underwritten public offering by issuing 2,650,000 shares of common stock at a price of $24.50 per share, less underwriting discounts and commissions.  The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $61.3 million. In December 2009, the underwriters of the Company’s stock offering exercised and completed their option to purchase an additional 397,500 shares of common stock at $24.50 to cover over-allotments.  The net proceeds of the exercise of the over-allotment option after deducting underwriting discounts and commissions were $9.2 million. The total net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were approximately $70.5 million.

NOTE 9:                      TRANSACTIONS WITH RELATED PARTIES

At December 31, 2009 and 2008, the subsidiary banks had extensions of credit to executive officers and directors and to companies in which the subsidiary banks' executive officers or directors were principal owners in the amount of $23.5 million in 2009 and $35.3 million in 2008.

(In thousands)	2009	2008

Balance, beginning of year	$35,311	$30,445
New extensions of credit	9,240	14,808
Repayments	(21,064)	(9,942)
Balance, end of year	$23,487	$35,311

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

NOTE 10:                      EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company’s 401(k) retirement plan covers substantially all employees.  Contribution expense totaled $578,000, $575,000 and $550,000, in 2009, 2008 and 2007, respectively.

The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees.  Contribution expense totaled $2,640,000 for 2009, $2,565,000 for 2008 and $2,490,000 for 2007.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan equal 50 percent of average compensation prior to retirement or death.  The charges to income for the plans were $65,000 for 2009, $12,000 for 2008 and $358,000 for 2007.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

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

The table below summarizes the transactions under the Company's active stock compensation plans at December 31, 2009, 2008 and 2007, and changes during the years then ended:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Grant-Date
	(000)	Price	(000)	Fair-Value

Balance, December 31, 2006	517	$ 16.32	22	$ 25.69
Granted	57	28.42	15	27.68
Stock Options Exercised	(34)	15.11	--	--
Stock Awards Vested	--	--	(6)	25.31
Forfeited/Expired	(4)	12.13	--	--

Balance, December 31, 2007	536	17.71	31	26.72
Granted	49	30.31	18	30.31
Stock Options Exercised	(98)	12.38	--	--
Stock Awards Vested	--	--	(12)	27.16
Forfeited/Expired	(35)	14.77	--	--

Balance, December 31, 2008	452	20.46	37	28.28
Granted	--	--	28	25.15
Stock Options Exercised	(57)	12.17	--	--
Stock Awards Vested	--	--	(15)	26.90
Forfeited/Expired	(21)	19.36	(1)	26.22

Balance, December 31, 2009	374	$ 21.78	49	$ 26.96

Exercisable, December 31, 2009	289	$ 19.72

The following table summarizes information about stock options under the plans outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of Shares	Contractual	Exercise	of Shares	Exercise
Exercise Prices	(000)	Life (Years)	Price	(000)	Price

$12.13 - $12.13	121	1.35	$ 12.13	121	$ 12.13
23.78 - 24.50	91	4.87	24.05	91	24.05
26.19 - 27.67	56	6.26	26.20	35	26.21
28.42 - 28.42	52	7.41	28.42	26	28.42
30.31 - 30.31	48	8.41	30.31	10	30.31

Stock-based compensation expense totaled $627,000 in 2009, $548,000 in 2008 and $338,000 in 2007.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $422,000 at December 31, 2009.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.41 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $1.2 million at December 31, 2009.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.70 years.

Aggregate intrinsic value of outstanding stock options and exercisable stock options was $2.3 million and $2.3 million, respectively, at December 31, 2009.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $27.80 at December 31, 2009, and the exercise price multiplied by the number of options outstanding.  The total intrinsic value of stock options exercised was $886,000 in 2009, $1.7 million in 2008 and $384,000 in 2007.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted in 2009. The weighted-average fair value of stock options granted was $6.60 for 2008 and $5.96 for 2007.  The Company estimated expected market price volatility and expected term of the options based on historical data and other factors.  The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

	2009	2008	2007
Expected dividend yield	--	2.51%	2.53%
Expected stock price volatility	--	23.00%	19.00%
Risk-free interest rate	--	3.68%	5.17%
Expected life of options	--	7 Years	7 - 10 Years

NOTE 11:                      ADDITIONAL CASH FLOW INFORMATION

The following table presents additional information on cash payments and non-cash items:

(In thousands)	2009	2008	2007

Interest paid	$40,673	$64,302	$76,958
Income taxes paid	7,040	11,456	10,563
Transfers of loans to other real estate	10,323	5,713	3,939
Post-retirement benefit liability established upon
adoption of EITF 06-4	--	1,174	--

NOTE 12:                      OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2009	2008	2007

Professional services	$3,643	$2,824	$2,780
Postage	2,409	2,256	2,309
Telephone	2,113	1,868	1,820
Credit card expense	5,051	4,671	4,095
Operating supplies	1,470	1,588	1,669
Amortization of core deposit premiums	805	807	817
Visa litigation liability expense	--	(1,220)	1,220
Other expense	12,167	12,134	11,543
Total	$27,658	$24,928	$26,253

The Company had aggregate annual equipment rental expense of approximately $317,000 in 2009, $356,000 in 2008 and $546,000 in 2007.  The Company had aggregate annual occupancy rental expense of approximately $1,208,000 in 2009, $1,220,000 in 2008 and $1,168,000 in 2007.

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

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While the use of different methodologies or assumptions to determined the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.  A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Following is a description of the financial assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such financial assets and liabilities pursuant to the valuation hierarchy.

Available-for-sale securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid Government bonds, mortgage products and exchange traded equities.  Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company’s investment in a Government money market mutual fund (the “AIM Fund”) is reported at fair value utilizing Level 1 inputs.  The remainder of the Company's available-for-sale securities are reported at fair value utilizing Level 2 inputs.

Assets held in trading accounts – The Company’s trading account investment in the AIM Fund is reported at fair value utilizing Level 1 inputs.  The remainder of the Company's assets held in trading accounts are reported at fair value utilizing Level 2 inputs.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2009 and 2008.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2009
Available-for-sale securities
U.S. Treasury	$4,329	$--	$4,329	$--
U.S. Government agencies	161,524	--	161,524	--
Mortgage-backed securities	2,972	--	2,972	--
Other securities	14,029	1,503	12,526	--
Assets held in trading accounts	6,886	5,350	1,536	--

December 31, 2008
Available-for-sale securities
U.S. Treasury	6,089	--	6,089	--
U.S. Government agencies	351,161	--	351,161	--
Mortgage-backed securities	2,879	--	2,879	--
States and political subdivisions	637	--	637	--
Other	98,067	85,536	12,531	--
Assets held in trading accounts	5,754	4,850	904	--

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a nonrecurring basis include the following:

Impaired loans (Collateral Dependent) – Loan impairment is reported when full payment under the loan terms is not expected.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed.  Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At December 31, 2009 and 2008, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a non-recurring basis as of December 31, 2009 and 2008.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2009
Impaired loans	$40,445	$--	$--	$40,445
(collateral dependent)

December 31, 2008
Impaired loans	12,992	--	--	12,992
(collateral dependent)

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

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$353,585	$353,585	$139,536	$139,536
Held-to-maturity securities	464,061	465,665	187,301	187,320
Mortgage loans held for sale	8,397	8,397	10,336	10,336
Interest receivable	17,881	17,881	20,930	20,930
Loans, net	1,849,973	1,844,509	1,907,233	1,904,421

Financial liabilities
Non-interest bearing transaction accounts	363,154	363,154	334,998	334,998
Interest bearing transaction accounts and
savings deposits	1,156,264	1,156,264	1,026,824	1,026,824
Time deposits	912,754	914,977	974,511	977,789
Federal funds purchased and securities
sold under agreements to repurchase	105,910	105,910	115,449	115,449
Short-term debt	3,640	3,640	1,112	1,112
Long-term debt	159,823	173,847	158,671	173,046
Interest payable	2,712	2,712	4,579	4,579

The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

NOTE 14:                      SIGNIFICANT ESTIMATES AND CONCENTRATIONS

The current economic environment presents financial institutions with continuing circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the consolidated financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 3, Loans and Allowance for Loan Losses, and Note 15, Commitments and Credit Risk.

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

At December 31, 2009, the Company had outstanding commitments to extend credit aggregating approximately $262,257,000 and $393,437,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2008, the Company had outstanding commitments to extend credit aggregating approximately $247,969,000 and $422,127,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,391,000 and $10,186,000 at December 31, 2009 and 2008, respectively, with terms ranging from 90 days to three years.  The Company’s deferred revenue under standby letter of credit agreements was approximately $46,000 and $52,000 at December 31 2009, and 2008, respectively.

At December 31, 2009, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

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

New authoritative accounting guidance under ASC Topic 715, Compensation – Retirement Benefits, provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans.  Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.  The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year-ended December 31, 2009, and did not have a material impact on the Company’s ongoing financial position or results of operations.

Additional new authoritative accounting guidance under ASC Topic 715, Compensation – Retirement Benefits, requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  The Company adopted the new authoritative accounting guidance under ASC Topic 715 on January 1, 2008, as a change in accounting principle through a cumulative-effect adjustment to retained earnings of approximately $1 million.  The adoption of this guidance did not have a material impact on the Company’s ongoing financial position or results of operations.

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

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach.  The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The foregoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

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

New authoritative accounting guidance under ASC Topic 860, Transfers and Servicing, amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010, and is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on the Company’s present or future financial position or results of operations.

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

Plaintiffs subsequently filed their Notice of Appeal to the appellate court, have timely lodged the transcript with the Supreme Court Clerk, and a briefing schedule has been issued.  The Company intends to contest the appeal and seek affirmance of the Court's dismissal of Plaintiffs' claims.  At this time, no basis for any material liability has been identified.

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

As part of Visa’s IPO in the first quarter of 2008, Visa set aside a cash escrow fund for future settlement of covered litigation.  As a result, in the first quarter of 2008, the Company reversed the $1.2 million contingent liability established in 2007.  On October 27, 2008, Visa notified its U.S.A. members that it had reached a settlement on covered litigation with Discover Financial Services, Inc.  This obligation was covered by the litigation escrow fund through an additional dilution of Visa Class B shares in the fourth quarter of 2008.  The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates.  As of December 31, 2009, the Company has no litigation liability recorded for any additional contingent indemnification obligation.  The Company believes that it will not incur litigation expense on the remaining litigation due to the value of its Visa Class B shares; however, additional accruals may be required in future periods should the Company’s estimate of its obligations under the indemnification agreement change.  The Company must rely on disclosures made by Visa to the public about the covered litigation in making estimates of this contingent indemnification obligation.

NOTE 18:                      STOCKHOLDERS’ EQUITY

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Office of the Comptroller of the Currency is required if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2009, the Company subsidiaries had approximately $15.2 million in undivided profits available for payment of dividends to the Company without prior approval of the regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2009, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s most significant subsidiaries are presented in the following table.

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(In thousands)	Amount	Ratio-%	Amount	Ratio-%	Amount		Ratio-%

As of December 31, 2009
Total Risk-Based Capital Ratio
Simmons First National Corporation	$373,766	19.2	$155,736	8.0	$	N/A
Simmons First National Bank	115,945	12.2	76,030	8.0		95,037	10.0
Simmons First Bank of Jonesboro	29,832	12.0	19,888	8.0		24,860	10.0
Simmons First Bank of Russellville	25,726	21.0	9,800	8.0		12,250	10.0
Simmons First Bank of Northwest Arkansas	29,275	14.9	15,718	8.0		19,648	10.0
Simmons First Bank of El Dorado, N.A.	21,056	14.4	11,698	8.0		14,622	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	349,357	17.9	78,069	4.0		N/A
Simmons First National Bank	106,740	11.2	38,121	4.0		57,182	6.0
Simmons First Bank of Jonesboro	27,124	10.9	9,954	4.0		14,931	6.0
Simmons First Bank of Russellville	24,189	19.7	4,911	4.0		7,367	6.0
Simmons First Bank of Northwest Arkansas	26,811	13.6	7,886	4.0		11,828	6.0
Simmons First Bank of El Dorado, N.A.	19,793	13.5	5,865	4.0		8,797	6.0
Leverage Ratio
Simmons First National Corporation	349,357	11.6	120,468	4.0		N/A
Simmons First National Bank	106,740	6.8	62,788	4.0		78,485	5.0
Simmons First Bank of Jonesboro	27,124	8.7	12,471	4.0		15,589	5.0
Simmons First Bank of Russellville	24,189	13.2	7,330	4.0		9,163	5.0
Simmons First Bank of Northwest Arkansas	26,811	9.9	10,833	4.0		13,541	5.0
Simmons First Bank of El Dorado, N.A.	19,793	6.9	11,474	4.0		14,343	5.0

As of December 31, 2008
Total Risk-Based Capital Ratio
Simmons First National Corporation	$287,594	14.5	$158,673	8.0	$	N/A
Simmons First National Bank	112,220	11.6	77,393	8.0		96,741	10.0
Simmons First Bank of Jonesboro	27,532	11.9	18,509	8.0		23,136	10.0
Simmons First Bank of Russellville	24,639	19.4	10,160	8.0		12,701	10.0
Simmons First Bank of Northwest Arkansas	24,358	11.4	17,093	8.0		21,367	10.0
Simmons First Bank of El Dorado, N.A.	20,325	13.4	12,134	8.0		15,168	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	262,568	13.2	79,566	4.0		N/A
Simmons First National Bank	102,412	10.6	38,646	4.0		57,969	6.0
Simmons First Bank of Jonesboro	24,891	10.7	9,305	4.0		13,958	6.0
Simmons First Bank of Russellville	23,051	18.2	5,066	4.0		7,599	6.0
Simmons First Bank of Northwest Arkansas	21,669	10.1	8,582	4.0		12,873	6.0
Simmons First Bank of El Dorado, N.A.	18,790	12.4	6,061	4.0		9,092	6.0
Leverage Ratio
Simmons First National Corporation	262,568	9.1	115,415	4.0		N/A
Simmons First National Bank	102,412	7.3	56,116	4.0		70,145	5.0
Simmons First Bank of Jonesboro	24,891	8.4	11,853	4.0		14,816	5.0
Simmons First Bank of Russellville	23,051	11.5	8,018	4.0		10,022	5.0
Simmons First Bank of Northwest Arkansas	21,669	7.7	11,257	4.0		14,071	5.0
Simmons First Bank of El Dorado, N.A.	18,790	7.3	10,296	4.0		12,870	5.0

NOTE 19:                      CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2009 and 2008

(In thousands)	2009	2008

ASSETS
Cash and cash equivalents	$29,439	$19,890
Investment securities	62,851	2,401
Investments in wholly-owned subsidiaries	303,183	291,392
Intangible assets, net	147	158
Premises and equipment	716	796
Other assets	6,950	7,079
TOTAL ASSETS	$403,286	$321,716

LIABILITIES
Long-term debt	$30,930	$30,930
Other liabilities	1,109	1,994
Total liabilities	32,039	32,924

STOCKHOLDERS’ EQUITY
Common stock	171	140
Surplus	111,694	40,807
Undivided profits	258,620	244,655
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale
securities, net of income taxes of $457 at 2009
and $1,913 at 2008	762	3,190
Total stockholders’ equity	371,247	288,792
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$403,286	$321,716

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(In thousands)	2009	2008	2007

INCOME
Dividends from subsidiaries	$20,082	$27,705	$21,548
Other income	6,308	6,015	6,288
	26,390	33,720	27,836
EXPENSE	12,201	10,969	10,797
Income before income taxes and equity in
undistributed net income of subsidiaries	14,189	22,751	17,039
Provision for income taxes	(1,931)	(1,799)	(1,438)

Income before equity in undistributed net
income of subsidiaries	16,120	24,550	18,477
Equity in undistributed net income of subsidiaries	9,090	2,360	8,883

NET INCOME	$25,210	$26,910	$27,360

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(In thousands)	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$25,210	$26,910	$27,360
Items not requiring (providing) cash
Depreciation and amortization	251	265	298
Deferred income taxes	(411)	1,122	33
Equity in undistributed income of bank subsidiaries	(9,090)	(2,360)	(8,883)

Changes in
Other assets	(202)	(295)	366
Other liabilities	(885)	(2,763)	505
Net cash provided by operating activities	14,873	22,879	19,679

CASH FLOWS FROM INVESTING ACTIVITIES

Net (purchases) sales of premises and equipment	(172)	1,431	(126)
Additional investment in subsidiary	(5,000)	--	--
Purchase of held-to-maturity securities	--	(19)	(74)
Purchase of available-for-sale securities	(59,825)	(1,511)	--
Proceeds from sale or maturity of investment securities	--	1,481	--
Net cash provided by (used in) investing activities	(64,997)	1,382	(200)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal reduction on long-term debt	--	--	(2,000)
Issuance (repurchase) of common stock, net	70,918	(212)	(7,661)
Dividends paid	(11,245)	(10,601)	(10,234)
Net cash provided by (used in) financing activities	59,673	(10,813)	(19,895)

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	9,549	13,448	(416)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	19,890	6,442	6,858

CASH AND CASH EQUIVALENTS, END OF YEAR	$29,439	$19,890	$6,442

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2010, to be filed pursuant to Regulation 14A on or about March 18, 2010.

ITEM 11.                      EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2010, to be filed pursuant to Regulation 14A on or about March 18, 2010.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2010, to be filed pursuant to Regulation 14A on or about March 18, 2010.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2010, to be filed pursuant to Regulation 14A on or about March 18, 2010.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2010, to be filed pursuant to Regulation 14A on or about March 18, 2010.

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

23	Consent of BKD, LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification – J. Thomas May, Chairman and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification – Robert A. Fehlman, Executive Vice President and Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Executive Vice President and Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John L. Rush	March 2, 2010
John L. Rush, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about March 2, 2010.

Signature	Title

/s/ J. Thomas May	Chairman and Chief Executive Officer
J. Thomas May	and Director

/s/ Robert A. Fehlman	Executive Vice President and Chief Financial Officer
Robert A. Fehlman	(Principal Financial and Accounting Officer)

/s/ William E. Clark II	Director
William E. Clark II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Edward Drilling	Director
Edward Drilling

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ George A. Makris, Jr.	Director
George A. Makris, Jr.

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Stanley E. Reed	Director
Stanley E. Reed

/s/ Harry L. Ryburn	Director
Harry L. Ryburn

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw