Form 10-Q
period 2010-03-31
SIMMONS FIRST NATIONAL CORP
filed 2010-05-06
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2010	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 22, 2010, was 17,186,263.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2010

Part I:               Financial Information
Item 1.               Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31,	December 31,
(In thousands, except share data)	2010	2009
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$61,975	$71,575
Interest bearing balances due from banks	365,396	282,010
Cash and cash equivalents	427,371	353,585
Investment securities	588,100	646,915
Mortgage loans held for sale	6,930	8,397
Assets held in trading accounts	7,521	6,886
Loans	1,849,960	1,874,989
Allowance for loan losses	(25,047)	(25,016)
Net loans	1,824,913	1,849,973
Premises and equipment	77,408	78,126
Foreclosed assets held for sale, net	18,744	9,179
Interest receivable	16,421	17,881
Bank owned life insurance	47,667	40,920
Goodwill	60,605	60,605
Core deposit premiums	1,568	1,769
Other assets	20,251	19,086
Total assets	$3,097,499	$3,093,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$385,495	$363,154
Interest bearing transaction accounts and savings deposits	1,167,836	1,156,264
Time deposits	874,938	912,754
Total deposits	2,428,269	2,432,172
Federal funds purchased and securities sold under agreements to repurchase	131,750	105,910
Short-term debt	3,263	3,640
Long-term debt	139,183	159,823
Accrued interest and other liabilities	21,780	20,530
Total liabilities	2,724,245	2,722,075

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized
and unissued at March 31, 2010 and December 31, 2009	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized;
17,186,263 and 17,093,931 shares issued and outstanding
at March 31, 2010, and December 31, 2009, respectively	172	171
Surplus	112,250	111,694
Undivided profits	260,310	258,620
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes of $313 at 2010 and $457 at 2009	522	762
Total stockholders’ equity	373,254	371,247
Total liabilities and stockholders’ equity	$3,097,499	$3,093,322

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
(In thousands, except per share data)	2010	2009
	(Unaudited)
INTEREST INCOME
Loans	$26,788	$28,234
Federal funds sold	4	1
Investment securities	4,531	6,417
Mortgage loans held for sale	70	158
Assets held in trading accounts	2	5
Interest bearing balances due from banks	191	78
TOTAL INTEREST INCOME	31,586	34,893

INTEREST EXPENSE
Deposits	5,437	9,503
Federal funds purchased and securities sold
under agreements to repurchase	149	243
Short-term debt	15	6
Long-term debt	1,573	1,748
TOTAL INTEREST EXPENSE	7,174	11,500

NET INTEREST INCOME	24,412	23,393
Provision for loan losses	3,231	2,138

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,181	21,255

NON-INTEREST INCOME
Trust income	1,250	1,326
Service charges on deposit accounts	4,301	3,727
Other service charges and fees	779	746
Income on sale of mortgage loans, net of commissions	603	1,039
Income on investment banking, net of commissions	605	411
Credit card fees	3,677	3,153
Bank owned life insurance income	290	378
Other income	695	679
TOTAL NON-INTEREST INCOME	12,200	11,459

NON-INTEREST EXPENSE
Salaries and employee benefits	15,166	14,583
Occupancy expense, net	1,882	1,889
Furniture and equipment expense	1,495	1,543
Loss on foreclosed assets	58	70
Deposit insurance	955	533
Other operating expenses	7,240	7,040
TOTAL NON-INTEREST EXPENSE	26,796	25,658

INCOME BEFORE INCOME TAXES	6,585	7,056
Provision for income taxes	1,629	1,820

NET INCOME	$4,956	$5,236
BASIC EARNINGS PER SHARE	$0.29	$0.37
DILUTED EARNINGS PER SHARE	$0.29	$0.37

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009

	March 31,	March 31,
(In thousands)	2010	2009
	(Unaudited)
OPERATING ACTIVITIES
Net income	$4,956	$5,236
Items not requiring (providing) cash
Depreciation and amortization	1,438	1,471
Provision for loan losses	3,231	2,138
Net amortization (accretion) of investment securities	36	(165)
Stock-based compensation expense	218	104
Deferred income taxes	239	774
Bank owned life insurance income	(290)	(378)
Changes in
Interest receivable	1,460	1,859
Mortgage loans held for sale	1,467	641
Assets held in trading accounts	(635)	(1,756)
Other assets	(1,165)	38
Accrued interest and other liabilities	42	(3,255)
Income taxes payable	969	1,077
Net cash provided by operating activities	11,966	7,784

INVESTING ACTIVITIES
Net collections of loans	11,579	10,456
Purchases of premises and equipment, net	(519)	(997)
Proceeds from sale of foreclosed assets	685	1,106
Net sales (purchases) of short-term investment securities	---	(94,450)
Proceeds from maturities of available-for-sale securities	524,964	565,163
Purchases of available-for-sale securities	(498,444)	(517,338)
Proceeds from maturities of held-to-maturity securities	629,080	38,993
Purchases of held-to-maturity securities	(597,061)	(69,150)
Purchases of bank owned life insurance	(6,457)	--
Net cash provided by (used in) investing activities	63,827	(66,217)

FINANCING ACTIVITIES
Net change in deposits	(3,903)	33,169
Net change in short-term debt	(377)	344
Dividends paid	(3,266)	(2,663)
Proceeds from issuance of long-term debt	1,157	3,300
Repayment of long-term debt	(21,797)	(1,548)
Net change in federal funds purchased and
securities sold under agreements to repurchase	25,840	(16,769)
Net shares issued under stock compensation plans	339	990
Net cash (used in) provided by financing activities	(2,007)	16,823

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,786	(41,610)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	353,585	139,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$427,371	$97,926

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2010 and 2009

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income	Profits	Total

Balance, December 31, 2008	$140	$40,807	$3,190	$244,655	$288,792
Comprehensive income
Net income	--	--	--	5,236	5,236
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($173)	--	--	(289)	--	(289)
Comprehensive income					4,947
Stock issued as bonus shares – 25,065 shares	--	633	--	--	633
Stock issued for employee stock
purchase plan 5,823 shares	--	141	--	--	141
Exercise of stock options – 22,300 shares	--	274	--	--	274
Stock granted under
stock-based compensation plans	--	46	--	--	46
Dividends paid – $0.19 per share	--	--	--	(2,663)	(2,663)

Balance, March 31, 2009 (Unaudited)	140	41,901	2,901	247,228	292,170
Comprehensive income
Net income	--	--	--	19,974	19,974
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($1,283)	--	--	(2,139)	--	(2,139)
Comprehensive income					17,835
Stock issued from public stock offering, net of
offering costs of $4,178	30	70,456	--	--	70,486
Stock issued as bonus shares – 2,850 shares	--	69	--	--	69
Cancelled bonus shares – 1,113 shares	--	29	--	--	29
Non-vested bonus shares	--	(1,208)	--	--	(1,208)
Exercise of stock options – 34,400 shares	1	415	--	--	416
Stock granted under
stock-based compensation plans	--	134	--	--	134
Securities exchanged under stock option plan	--	(102)	--	--	(102)
Dividends paid – $0.57 per share	--	--	--	(8,582)	(8,582)

Balance, December 31, 2009	171	111,694	762	258,620	371,247
Comprehensive income
Net income	--	--	--	4,956	4,956
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($144)	--	--	(240)	--	(240)
Comprehensive income					4,716
Stock issued as bonus shares – 76,345 shares	1	98	--	--	99
Non-vested bonus shares	--	175	--	--	175
Stock issued for employee stock
purchase plan – 4,947 shares	--	131	--	--	131
Exercise of stock options – 16,520 shares	--	257	--	--	257
Stock granted under
stock-based compensation plans	--	43	--	--	43
Securities exchanged under stock option plan	--	(148)	--	--	(148)
Dividends paid – $0.19 per share	--	--	--	(3,266)	(3,266)

Balance, March 31, 2010 (Unaudited)	$172	$112,250	$522	$260,310	$373,254

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

All adjustments made to the unaudited financial statements were of a normal recurring nature.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made.  Certain prior year amounts are reclassified to conform to current year classification.  The consolidated balance sheet of the Company as of December 31, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report for 2009 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recently Issued Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities that were previously excluded from previous consolidation guidance.  ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Adoption of the new guidance did not have a significant impact on the Company’s ongoing financial position or results of operations.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  ASU 2009-16 amends the derecognition accounting and disclosure guidance.  ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated.  ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 16 – Fair Value Measurements.  These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a significant impact on the Company’s ongoing financial position, results of operation or disclosures.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

There have been no other significant changes to the Company’s accounting policies from the 2009 Form 10-K.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three months ended March 31, 2010 and 2009:

(In thousands, except per share data)	2010	2009

Net Income	$4,956	$5,236

Average common shares outstanding	17,140	13,992
Average potential dilutive common shares	73	98
Average diluted common shares	17,213	14,090

Basic earnings per share	$0.29	$0.37
Diluted earnings per share	$0.29	$0.37

Stock options to purchase 100,290 and 161,990 shares for the three months ended March 31, 2010 and 2009, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 2:           INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31,				December 31,
	2010				2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Government
agencies	$221,885	$1,449	$(311)	$223,023	$254,229	$799	$(1,348)	$253,680
Mortgage-backed
securities	88	3	--	91	90	5	--	95
State and political
subdivisions	209,101	3,141	(476)	211,766	208,812	2,728	(580)	210,960
Other securities	930	--	--	930	930	--	--	930

	$432,004	$4,593	$(787)	$435,810	$464,061	$3,532	$(1,928)	$465,665

Available-for-Sale
U.S. Treasury	$3,999	$9	$--	$4,008	$4,297	$32	$--	$4,329
U.S. Government
agencies	134,711	929	(602)	135,038	160,807	953	(236)	161,524
Mortgage-backed
securities	2,892	105	(1)	2,996	2,896	78	(2)	2,972
Other securities	13,658	397	(1)	14,054	13,633	399	(3)	14,029

	$155,260	$1,440	$(604)	$156,096	$181,633	$1,462	$(241)	$182,854

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

As of March 31, 2010, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Government agencies	$93,189	$311	$--	$--	$93,189	$311
State and political subdivisions	19,534	243	4,895	233	24,429	476

Total	$112,723	$554	$4,895	$233	$117,618	$787

Available-for-Sale

U.S. Government agencies	$90,339	$602	$--	$--	$90,339	$602
Mortgage-backed securities	--	--	124	1	124	1
Other securities	4	1	--	--	4	1

Total	$90,343	$603	$124	$1	$90,467	$604

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of March 31, 2010, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2010, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $431,977,000 at March 31, 2010, and $446,189,000 at December 31, 2009.

The book value of securities sold under agreements to repurchase amounted to $78,435,000 and $80,050,000 for March 31, 2010, and December 31, 2009, respectively.

Income earned on securities for the three months ended March 31, 2010 and 2009, is as follows:

(In thousands)	2010	2009

Taxable
Held-to-maturity	$1,303	$281
Available-for-sale	1,144	4,381

Non-taxable
Held-to-maturity	2,084	1,747
Available-for-sale	--	8

Total	$4,531	$6,417

Maturities of investment securities at March 31, 2010, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$9,434	$9,538	$10,299	$10,308
After one through five years	184,489	185,792	37,863	37,757
After five through ten years	154,793	156,488	93,433	93,969
After ten years	83,288	83,992	7	8
Other securities	--	--	13,658	14,054

Total	$432,004	$435,810	$155,260	$156,096

There were no realized gains or losses on investment securities for the three months ended March 31, 2010 or 2009.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 3:           LOANS AND ALLOWANCE FOR LOAN LOSSES

The various categories of loans are summarized as follows:

	March 31,	December 31,
(In thousands)	2010	2009

Consumer
Credit cards	$177,959	$189,154
Student loans	153,291	114,296
Other consumer	131,735	139,647
Total consumer	462,985	443,097
Real Estate
Construction	173,080	180,759
Single family residential	389,257	392,208
Other commercial	592,728	596,517
Total real estate	1,155,065	1,169,484
Commercial
Commercial	155,970	168,206
Agricultural	65,964	84,866
Financial institutions	4,093	3,885
Total commercial	226,027	256,957
Other	5,883	5,451

Total loans before allowance for loan losses	$1,849,960	$1,874,989

As of March 31, 2010, credit card loans, which are unsecured, were $177,959,000 or 9.6% of total loans, versus $189,154,000, or 10.1% of total loans at December 31, 2009.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At March 31, 2010, and December 31, 2009, impaired loans, net of Government guarantees, totaled $58,518,000 and $46,859,000, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $7,178,000 at March 31, 2010, and $8,343,000 at December 31, 2009.  During the second quarter of 2009, the Company made adjustments to its methodology in the evaluation of the collectability of loans, which added additional quantitative factors to the internal and external influences used in determining the credit quality of loans and the allocation of the allowance.  This adjustment in methodology resulted in an addition to impaired loans from classified loans and a redistribution of allocated and unallocated reserves.  Approximately $516,000 and $64,000 of interest income was recognized on average impaired loans of $56,532,000 and $20,518,000 as of March 31, 2010 and 2009, respectively.  Interest recognized on impaired loans on a cash basis during the first three months of 2010 and 2009 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2010	2009

Balance, beginning of year	$25,016	$25,841
Additions
Provision charged to expense	3,231	2,138
	28,247	27,979
Deductions
Losses charged to allowance, net of recoveries
of $1,363 and $468 for the first three months of
2010 and 2009, respectively	3,200	3,471

Balance, March 31	$25,047	24,508

Additions
Provision charged to expense		8,178

Deductions
Losses charged to allowance, net of recoveries
of $3,219 for the last nine months of 2009		7,670

Balance, end of year		$25,016

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at March 31, 2010, and December 31, 2009, were as follows:

	March 31,	December 31,
(In thousands)	2010	2009

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(5,254)	(5,053)

Net core deposit premiums	$1,568	$1,769

Core deposit premium amortization expense recorded for the three months ended March 31, 2010 and 2009, was $201,000 and $202,000, respectively.  The Company’s estimated amortization expense for the remainder of 2010 is $497,000, and for each of the following four years is: 2011 – $451,000; 2012 – $321,000; 2013 – $268,000; and 2014 – $27,000.

NOTE 5:           TIME DEPOSITS

Time deposits include approximately $392,757,000 and $420,537,000 of certificates of deposit of $100,000 or more at March 31, 2010, and December 31, 2009, respectively.

NOTE 6:           INCOME TAXES

The provision for income taxes is comprised of the following components:

	March 31,	March 31,
(In thousands)	2010	2009

Income taxes currently payable	$1,390	$1,046
Deferred income taxes	239	774

Provision for income taxes	$1,629	$1,820

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	March 31,	December 31,
(In thousands)	2010	2009

Deferred tax assets
Allowance for loan losses	$8,935	$8,859
Valuation of foreclosed assets	99	99
Deferred compensation payable	1,626	1,603
FHLB advances	5	6
Vacation compensation	899	898
Loan interest	194	195
Other	409	385
Total deferred tax assets	12,167	12,045

Deferred tax liabilities
Accumulated depreciation	(401)	(451)
Deferred loan fee income and expenses, net	(1,390)	(1,310)
FHLB stock dividends	(506)	(503)
Goodwill and core deposit premium amortization	(10,104)	(9,805)
Available-for-sale securities	(313)	(457)
Other	(1,685)	(1,657)
Total deferred tax liabilities	(14,399)	(14,183)

Net deferred tax liabilities included in other
liabilities on balance sheets	$(2,232)	$(2,138)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	March 31,	March 31,
(In thousands)	2010	2009

Computed at the statutory rate (35%)	$2,305	$2,469

Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	84	27
Tax exempt interest income	(738)	(647)
Tax exempt earnings on BOLI	(102)	(132)
Other differences, net	80	103

Actual tax provision	$1,629	$1,820

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

NOTE 7:           SHORT-TERM AND LONG-TERM DEBT

Long-term debt at March 31, 2010, and December 31, 2009, consisted of the following components:

	March 31,	December 31,
(In thousands)	2010	2009

FHLB advances, due 2010 to 2033, 2.02% to 8.41%
secured by residential real estate loans	$108,253	$128,893
Trust preferred securities, due 12/30/2033,
fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
floating rate of 2.80% above the three month LIBOR
reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310

	$139,183	$159,823

At March 31, 2010, the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $2.0 million with a weighted average rate of 0.65% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at March 31, 2010, are:

		Annual
(In thousands)	Year	Maturities

	2010	$4,340
	2011	43,855
	2012	6,782
	2013	16,748
	2014	5,078
	Thereafter	62,380

	Total	$139,183

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

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas (“South Arkansas”) and Simmons First National Bank (the “lead bank”) alleging wrongful conduct by the banks in the collection of certain loans.  The Company was later added as a party defendant.  The plaintiffs were seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company and the banks filed Motions to Dismiss.  The plaintiffs were granted additional time to discover any evidence for litigation, and submitted such findings.  At the hearing on the Motions for Summary Judgment, the Court dismissed the lead due to lack of venue.  Venue was changed to Jefferson County for the Company and South Arkansas.  Non-binding mediation failed on June 24, 2008.  A pretrial was conducted on July 24, 2008.  Several dispositive motions previously filed were heard on April 9, 2009, and arguments were presented on June 22, 2009.  On July 10, 2009, the Court issued its Order dismissing five claims, leaving only a single claim for further pursuit in this matter.  On August 18, 2009, Plaintiffs took a nonsuit on their remaining claim of breach of good faith and fair dealing, thereby bringing all claims set forth in this action to a conclusion.

Plaintiffs subsequently filed their Notice of Appeal to the appellate court, lodged the transcript with the Arkansas Supreme Court Clerk, and filed their initial Brief.  The Company and South Arkansas have timely filed their Brief in response.  The Company seeks affirmance of the Court's dismissal of Plaintiffs' claims.  At this time, no basis for any material liability has been identified.

NOTE 9:           CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of March 31, 2010, no preferred stock has been issued.

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

As part of its strategic focus on building capital, management suspended the Company’s stock repurchase program in July 2008.  The Company has made no purchases of its common stock since that time.  Under the current stock repurchase plan, the Company can repurchase an additional 645,672 shares.  However, because of the recently completed stock offering and based on management’s strategy to retain capital, the Company does not anticipate resuming its stock repurchases during 2010.

On August 26, 2009, the Company filed a shelf registration statement with the SEC.  The shelf registration statement, which was declared effective on September 9, 2009, allows the Company to raise capital from time to time, up to an aggregate of $175 million, through the sale of common stock, preferred stock, or a combination thereof, subject to market conditions.  Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

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

NOTE 10:         UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At March 31, 2010, the bank subsidiaries had approximately $11.8 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of March 31, 2010, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 19.96% at March 31, 2010.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended March 31, 2010:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2010	374,133	$21.78	48,506	$26.96
Granted	--	--	76,345	26.77
Stock Options Exercised	(16,520)	15.60	--	--
Stock Awards Vested	--	--	(4,880)	27.23
Forfeited/Expired	--	--	--	--

Balance, March 31, 2010	357,613	$22.06	119,971	$26.83

Exercisable, March 31, 2010	274,241	$20.03

The following table summarizes information about stock options under the plans outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$12.13 - $12.13	109,880	1.1	$12.13	109,880	$12.13
15.35 - 16.32	5,753	2.0	16.12	5,753	16.12
23.78 - 24.50	87,290	4.6	24.05	87,290	24.05
26.19 - 27.67	54,900	6.0	26.20	35,000	26.21
28.42 - 28.42	51,800	6.9	28.42	26,720	28.42
30.31 - 30.31	47,990	8.2	30.31	9,598	30.31

Total stock-based compensation expense was $218,322 and $103,739 during the three months ended March 31, 2010 and 2009, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $378,206 at March 31, 2010.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.30 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $2,921,030 at March 31, 2010.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.80 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at March 31, 2010, were $2.0 million and $2.1 million, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $27.57 as of March 31, 2010, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the three months ended March 31, 2010 and 2009, were $197,751 and $288,141, respectively.

NOTE 12:         ADDITIONAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Interest paid	$7,602	$12,123
Income taxes paid	421	--
Transfers of loans to other real estate	10,250	1,815

NOTE 13:         OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Professional services	$1,126	$938
Postage	654	623
Telephone	627	528
Credit card expense	1,284	1,273
Operating supplies	321	396
Amortization of core deposit premiums	201	202
Other expense	3,027	3,080

Total other operating expenses	$7,240	$7,040

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

At March 31, 2010, the Company had outstanding commitments to extend credit aggregating approximately $281,385,000 and $332,978,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2009, the Company had outstanding commitments to extend credit aggregating approximately $262,257,000 and $393,437,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,376,000 and $10,391,000 at March 31, 2010, and December 31, 2009, respectively, with terms ranging from 90 days to three years.  At March 31, 2010, and December 31, 2009, the Company’s deferred revenue under standby letter of credit agreements is approximately $18,000 and $46,000, respectively.

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

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.  A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

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

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2010
Available-for-sale securities
U.S. Treasury	$4,008	$--	$4,008	$--
U.S. Government agencies	135,038	--	135,038	--
Mortgage-backed securities	2,996	--	2,996	--
Other securities	14,054	1,503	12,551	--
Assets held in trading accounts	8,521	5,300	3,221	--

December 31, 2009
Available-for-sale securities
U.S. Treasury	$4,329	$--	$4,329	$--
U.S. Government agencies	161,524	--	161,524	--
Mortgage-backed securities	2,972	--	2,972	--
Other securities	14,029	1,503	12,526	--
Assets held in trading accounts	6,886	5,350	1,536	--

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At March 31, 2010, and December 31, 2009, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a non-recurring basis as of March 31, 2010, and December 31, 2009.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2010
Impaired loans	$18,944	$--	$--	$18,944
(collateral dependent)

December 31, 2009
Impaired loans	40,445	--	--	40,445
(collateral dependent)

ASC Topic 825, Financial Instruments, requires disclosure in annual and interim financial statements of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$427,371	$427,371	$353,585	$353,585
Held-to-maturity securities	432,004	435,810	464,061	465,665
Mortgage loans held for sale	6,930	6,930	8,397	8,397
Interest receivable	16,421	16,421	17,881	17,881
Loans, net	1,824,913	1,821,232	1,849,973	1,844,509

Financial liabilities
Non-interest bearing transaction accounts	385,495	385,495	363,154	363,154
Interest bearing transaction accounts and
savings deposits	1,167,836	1,167,836	1,156,264	1,156,264
Time deposits	874,938	876,958	912,754	914,977
Federal funds purchased and securities
sold under agreements to repurchase	131,750	131,750	105,910	105,910
Short-term debt	3,263	3,263	3,640	3,640
Long-term debt	139,183	152,822	159,823	173,847
Interest payable	2,285	2,285	2,712	2,712

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2010, and the related condensed consolidated statements of income for the three month periods ended March 31, 2010 and 2009 and statements of stockholders’ equity and cash flows for the three month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP
/s/ BKD, LLP

Pine Bluff, Arkansas
May 6, 2010

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended March 31, 2010, was $5.0 million, a decrease of $280,000, or 5.4%, from the same period in 2009.  As expected, primarily due to our equity offering completed in December 2009, our diluted earnings per share were $0.29 for the three months ended March 31, 2010, compared to $0.37 for the same period in 2009.

While the $70.5 million net proceeds from the secondary stock offering were dilutive to earnings per share by approximately $0.05 for the quarter ended March 31, 2010, we believe we are strategically positioned to leverage our strong capital position to grow through acquisitions.  The disruptions in the financial markets continue to create opportunities for strong financial institutions to acquire selected assets and deposits of failed banks through FDIC-assisted transactions on attractive terms.  While there have been few opportunities to date meeting our strategic guidelines, our near term acquisition strategy remains focused on such transactions.  As is our history, we will be very deliberate and disciplined dealing with acquisition opportunities.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain relatively good asset quality.  The allowance for loan losses as a percent of total loans was 1.35% as of March 31, 2010.  Non-performing loans equaled 0.83% of total loans. Non-performing assets were 1.10% of total assets, down 2 basis points from year end.  The allowance for loan losses was 164% of non-performing loans. Our annualized net charge-offs to total loans for the first quarter of 2010 was 0.70%.  Excluding credit cards, the annualized net charge-offs to total loans for the first quarter was 0.48%.  Annualized net credit card charge-offs to total credit card loans for the first quarter were 2.71%, compared to 2.61% during the full year 2009, yet more than 800 basis points below the most recently published credit card charge-off industry average.  The Company does not own any securities backed by subprime mortgage assets, and offers no mortgage loan products that target subprime borrowers.

Total assets for the Company at March 31, 2010, were $3.097 billion, an increase of $4.2 million, or 0.14%, from December 31, 2009.  Stockholders’ equity as of March 31, 2010 was $373.3 million, an increase of $2.0 million, or approximately 0.5%, from December 31, 2009.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. The Company's eight banks conduct financial operations from 88 offices, of which 84 are financial centers, located in 47 communities.

Efficiency Initiatives

We previously reported that we hired a consultant to help us identify and implement revenue enhancements, process improvements and branch staff level adjustments.  The project is nearing completion and we have begun to implement the recommendations.  We currently estimate a total annual benefit from the efficiency initiative of approximately $5 million before tax.  Approximately one-third of the benefit is projected from revenue enhancements with the remainder from non-interest expense savings.  We have assured our associates that no one will lose their job as a result of this initiative, as all positions impacted will be eliminated through attrition.  Therefore, we will not recognize the full annual benefit immediately.  Instead, we expect to achieve these annual benefits in increments of approximately 20%, or $1 million, in 2010; 60%, or $3 million in 2011; and the full $5 million in 2012 and each year thereafter.

As part of our branch right sizing initiative, and after much deliberation and analysis, we announced in March the decision to close or consolidate nine financial centers in June, primarily smaller branches in rural areas.  When complete, we will have 75 financial centers, still one of the best footprints in Arkansas.  As a result of these closings, we estimate a one-time, nonrecurring charge of $0.02 to $0.03 to diluted earnings per share for the quarter ended June 30, 2010.  Again staff reductions will be realized through attrition and associates at the affected branches will be reassigned to other locations.  We project annual non-interest expense savings of approximately $900,000 before tax, and hope to achieve 40% of that benefit in 2010, beginning in the third quarter.  Our branch right sizing initiative has been under way for some time.  Over the last several years we have added numerous new financial centers, closed several and relocated others.  We will continue our efforts to manage our product delivery system in the most efficient manner possible.

CRITICAL ACCOUNTING POLICIES

Overview

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 11, Stock Based Compensation, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  These historical percentages are consistent with our current interest rate sensitivity.  However, due to the extremely low interest rate environment, approximately 66% and 86% of our loans and time deposits, respectively, are scheduled to reprice within one year from as of March 31, 2010.

Net Interest Income

For the three month period ended March 31, 2010, net interest income on a fully taxable equivalent basis was $25.7 million, an increase of $1.2 million, or 4.7%, over the same period in 2009. The increase in net interest income was the result of a $4.3 million decrease in interest expense offset by a $3.2 million decrease in interest income.

The $4.3 million decrease in interest expense is the result of a 77 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a shift in our mix of interest bearing deposits.  The lower interest rates accounted for a $3.9 million decrease in interest expense.  The most significant component of this decrease was the $2.5 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 113 basis points from 2.89% to 1.76%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $1.3 million decrease in interest expense, with the average rate decreasing by 46 basis points from 0.99% to 0.53%.  Although the level of average total interest bearing liabilities increased slightly by $114,000, interest expense due to volume decreased by $400,000 as a result of a change in deposit mix (higher costing time deposits declined while lower costing transaction accounts increased).

The $3.3 million decrease in interest income primarily is the result of a 67 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, partially offset by a $109.4 million increase in average interest earning assets.  The lower interest rates accounted for a $2.2 million decrease in interest income.  The most significant component of this decrease was a $1.5 million decrease associated with the repricing of our investment securities portfolio.  As a result, the average rate earned on the securities portfolio decreased 62 basis points from 4.28% to 3.66%.  Although the level of average interest earning assets increased by $109 million, interest income due to volume decreased by $924,000 as a result of a change in asset mix (higher yielding loans and investments declined while lower yielding balances due from banks increased).  The decrease in average loans accounted for $778,000 of this decrease, while the decline in investment securities resulted in $232,000 of the decrease.  The increase in balances due from banks was due to our 2008 and 2009 initiative to increase liquidity, along with our secondary stock offering completed in December 2009 which provided approximately $70.5 million in net proceeds.

Net Interest Margin

Our net interest margin increased 3 basis points to 3.71% for the three month period ended March 31, 2010, when compared to 3.68% for the same period in 2009.  Based on our current interest rate risk pricing model, we anticipate a relatively flat margin during 2010 in the current rate environment.  However, we are positioned for margin improvement when interest rates begin to rise.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2010 and 2009, respectively, as well as changes in fully taxable equivalent net interest margin for the three month periods ended March 31, 2010, versus March 31, 2009.

Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Period Ended March 31,
($ in thousands)	2010	2009

Interest income	$31,586	$34,893
FTE adjustment	1,266	1,126
Interest income – FTE	32,852	36,019
Interest expense	7,174	11,500

Net interest income – FTE	$25,678	$24,519

Yield on earning assets – FTE	4.74%	5.41%
Cost of interest bearing liabilities	1.25%	2.02%
Net interest spread – FTE	3.49%	3.39%
Net interest margin – FTE	3.71%	3.68%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

March 31,
(In thousands)	2010 vs. 2009

Decrease due to change in earning assets	$(924)
Decrease due to change in earning asset yields	(2,243)
Increase due to change in interest bearing liabilities	400
Increase due to change in interest rates paid on
interest bearing liabilities	3,926

Increase in net interest income	$1,159

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three month periods ended March 31, 2010 and 2009.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$290,990	$191	0.27	$54,057	$78	0.59
Federal funds sold	1,015	4	1.60	486	1	0.83
Investment securities - taxable	432,736	2,447	2.29	537,030	4,662	3.52
Investment securities - non-taxable	207,507	3,334	6.52	172,718	2,824	6.63
Mortgage loans held for sale	5,815	70	4.88	13,731	158	4.67
Assets held in trading accounts	6,968	2	0.12	4,213	5	0.48
Loans	1,863,850	26,804	5.83	1,917,251	28,291	5.98
Total interest earning assets	2,808,881	32,852	4.74	2,699,486	36,019	5.41
Non-earning assets	276,220			249,877
Total assets	$3,085,101			$2,949,363

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$1,166,643	$1,518	0.53	$1,052,635	$2,569	0.99
Time deposits	900,740	3,919	1.76	973,387	6,934	2.89
Total interest bearing deposits	2,067,383	5,437	1.07	2,026,022	9,503	1.90
Federal funds purchased and
securities sold under agreement
to repurchase	114,376	149	0.53	119,846	243	0.82
Other borrowed funds
Short-term debt	3,751	15	1.62	1,695	6	1.44
Long-term debt	145,387	1,573	4.39	160,692	1,748	4.41
Total interest bearing liabilities	2,330,897	7,174	1.25	2,308,255	11,500	2.02
Non-interest bearing liabilities
Non-interest bearing deposits	357,483			327,250
Other liabilities	21,386			21,000
Total liabilities	2,709,766			2,656,505
Stockholders’ equity	375,335			292,758
Total liabilities and
stockholders’ equity	$3,085,101			$2,949,263
Net interest spread			3.49			3.39
Net interest margin		$25,678	3.71		$24,519	3.68

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2010, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Period Ended March 31
	2010 over 2009
(In thousands, on a fully		Yield/
taxable equivalent basis)	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$177	$(64)	$113
Federal funds sold	1	2	3
Investment securities - taxable	(792)	(1,423)	(2,215)
Investment securities - non-taxable	560	(50)	510
Mortgage loans held for sale	(95)	7	(88)
Assets held in trading accounts	3	(6)	(3)
Loans	(778)	(709)	(1,487)

Total	(924)	(2,243)	(3,167)

Interest expense
Interest bearing transaction and
savings accounts	254	(1,305)	(1,051)
Time deposits	(485)	(2,530)	(3,015)
Federal funds purchased
and securities sold under
agreements to repurchase	(11)	(83)	(94)
Other borrowed funds
Short-term debt	8	1	9
Long-term debt	(166)	(9)	(175)

Total	(400)	(3,926)	(4,326)
Increase (decrease) in net
interest income	$(524)	$1,683	$1,159

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

The provision for loan losses for the three month period ended March 31, 2010, was $3.2 million, compared to $2.1 million for the three month period ended March 31, 2009, an increase of $1.1 million.  The provision increase was primarily due to an increase in net loan charge-offs, an increase in non-performing loans and a continued deterioration in the real estate market in the Northwest Arkansas region.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $12.2 million for the three month period ended March 31, 2010, an increase of $741,000, or 6.5%, compared to $11.5 million for the same period in 2009.  Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three month period ended March 31, 2010 and 2009, respectively, as well as changes in 2010 from 2009.

Table 5:  Non-Interest Income

			2010
	Period Ended March 31		Change from
(In thousands)	2010	2009	2009

Trust income	$1,250	$1,326	$(76)	-5.73%
Service charges on deposit accounts	4,301	3,727	574	15.40
Other service charges and fees	779	746	33	4.42
Income on sale of mortgage loans,
net of commissions	603	1,039	(436)	-41.96
Income on investment banking,
net of commissions	605	411	194	47.20
Credit card fees	3,677	3,153	524	16.62
Premiums on sale of student loans	--	--	--	--
Bank owned life insurance income	290	378	(88)	-23.28
Other income	695	679	16	2.36

Total non-interest income	$12,200	$11,459	$741	6.47%

Recurring fee income for the three month period ended March 31, 2010, was $10.0 million, an increase of $1.1 million from the three month period ended March 31, 2009.  Service charges on deposit accounts increased by $574,000, or 15.4%, due primarily to changes in our fee structure, along with core deposit growth.  Credit card fees increased $524,000, or 16.6%, primarily due to a higher volume of credit and debit card transactions.  Trust income decreased by $76,000, or 5.7%, primarily due to the sharp decline seen in our money fund shareholder service fees in the corporate trust area as money market rates have gone to near zero.

Income on sale of mortgage loans decreased by $436,000, or 42.0%, for the three months ended March 31, 2010, compared to the same period in 2009.  This decline was primarily due to a combination of higher interest rates and the recession in general, resulting in fewer refinancings.

Income on investment banking increased $194,000, or 47.2%, for the three months ended March 31, 2010, over the same periods in 2009, primarily due to a volume-driven revenue increase in dealer-bank operations.

We recorded no income from premiums on sale of student loans for the three months ended March 31, 2010 and 2009, as we had no student loan sales during either quarter.  U.S. government legislation has eliminated the private sector from providing student loans after the 2009-2010 school year.  Later this year, we plan to sell our loans originated for this school year to the government, resulting in projected premiums of approximately $500,000 and $2.0 million during the quarters ended June 30 and September 30, 2010, respectively.  See Loan Portfolio section for additional information.

There were no gains or losses on sale of securities during the three months ended March 31, 2010 or 2009.

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses and other expenses necessary for the operation of the Company.  Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures that have been installed.  We utilize an extensive profit planning and reporting system involving all subsidiaries.  Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets.  These profit plans are subject to extensive initial reviews and monitored by management on a monthly basis.  Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met.  We also regularly monitor staffing levels at each subsidiary to ensure productivity and overhead are in line with existing workload requirements.

Non-interest expense for the three month period ended March 31, 2010, was $26.8 million, an increase of $1.1 million, or 4.4% from the same period in 2009.

Deposit insurance expense increased by $422,000 in the first quarter of 2010, a 79% increase from the same quarter of 2009.  The increase in deposit insurance expense was primarily due to increases in the fee assessment rates and the exhaustion of available credits to offset assessments during 2009.

Fees paid for professional services for the three months ended March 31, 2010, increased by $188,000, or 20%, from the same period in 2009.  The increase in professional services, which consist of audit, accounting, legal and consulting fees, was primarily due to our ongoing efficiency initiatives.  See the section titled Efficiency Initiatives in the Overview for additional information.

Table 6 below shows non-interest expense for the three month period ended March 31, 2010 and 2009, respectively, as well as changes in 2010 from 2009.

Table 6:  Non-Interest Expense

			2010
	Period Ended March 31		Change from
(In thousands)	2010	2009	2009

Salaries and employee benefits	$15,166	$14,583	$583	4.00%
Occupancy expense, net	1,882	1,889	(7)	-0.37
Furniture and equipment expense	1,495	1,543	(48)	-3.11
Loss on foreclosed assets	58	70	(12)	-17.14
Deposit insurance	955	533	422	79.17
Other operating expenses:
Professional services	1,126	938	188	20.04
Postage	654	623	31	4.98
Telephone	627	528	99	18.75
Credit card expenses	1,284	1,273	11	0.86
Operating supplies	321	396	(75)	-18.94
Amortization of core deposits	201	202	(1)	-0.50
Other expense	3,027	3,080	(53)	-1.72

Total non-interest expense	$26,796	$25,658	$1,138	4.44%

LOAN PORTFOLIO

Our loan portfolio averaged $1.864 billion and $1.917 billion during the first three months of 2010 and 2009, respectively.  As of March 31, 2010, total loans were $1.850 billion, a decrease of $25.0 million from December 31, 2009.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

We seek to manage our credit risk by diversifying our loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an adequate allowance for loan losses and regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry and, in the case of credit card loans, which are unsecured, by geographic region.  We seek to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.  We use the allowance for loan losses as a method to value the loan portfolio at its estimated collectible amount.  Loans are regularly reviewed to facilitate the identification and monitoring of deteriorating credits.

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $463.0 million at March 31, 2010, or 25.0% of total loans, compared to $443.0 million, or 23.6% of total loans at December 31, 2009.  The consumer loan increase from December 31, 2009, to March 31, 2010, is primarily due to the increase in the loans held in the student loan portfolio resulting from the current lack of a secondary market, offset somewhat by the seasonal decline in our credit card portfolio and a decline in indirect consumer loans.

The student loan portfolio balance at March 31, 2010, was $153.3 million, compared to $114.3 million at December 31, 2009, an increase of $39.0 million, or 34.1%.  The significant increase was due to the lack of a secondary market for student loans.

Simmons First has been in the student loan business since 1966, and we believe that the banking industry has been very efficient in serving the students and the schools in Arkansas.  However, U.S. government legislation finalized during the first quarter has eliminated the private sector from providing student loans after the 2009 - 2010 school year.  Therefore, we will no longer be a provider of student loans after June 30, 2010.

As for our current student loan portfolio, we plan to sell the loans we originated during this school year under the program established in 2008 in which the government will purchase the loans at par plus a premium.  Sales of these loans during the second and third quarter of 2010 will leave approximately $65 - $70 million of student loans in our portfolio that will not qualify for the government purchase program.  We currently plan to continue servicing the remaining student loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.155 billion at March 31, 2010, or 62.4% of total loans, compared to the $1.169 billion, or 62.4% of total loans at December 31, 2009.  Our construction and development (“C&D”) loans decreased by $7.7 million, or 4.3%, with loans either migrating to our commercial real estate (“CRE”) portfolio or being liquidated or refinanced elsewhere.  Considering the challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix.  Our C&D loans represent only 9.4% of our loan portfolio and, CRE loans (excluding C&D) represent 32.0% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $226.0 million at March 31, 2010, or 12.2% of total loans, compared to $257.0 million, or 13.7% of total loans at December 31, 2010.  The commercial loan decrease is primarily due to seasonality in the agricultural loan portfolio and to soft loan demand throughout Arkansas.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

	March 31,	December 31,
(In thousands)	2010	2009

Consumer
Credit cards	$177,959	$189,154
Student loans	153,291	114,296
Other consumer	131,735	139,647
Total consumer	462,985	443,097
Real Estate
Construction	173,080	180,759
Single family residential	389,257	392,208
Other commercial	592,728	596,517
Total real estate	1,155,065	1,169,484
Commercial
Commercial	155,970	168,206
Agricultural	65,964	84,866
Financial institutions	4,093	3,885
Total commercial	226,027	256,957
Other	5,883	5,451

Total loans before allowance for loan losses	$1,849,960	$1,874,989

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, with the banking industry no longer able to access the secondary market, and because the temporary federal government program only purchases student loans originated in the current year, we are required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $2.5 million of Government guaranteed student loans became over 90 days past due during the quarter ending March 31, 2010.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Foreclosed assets held for sale increased by $9.6 million from December 31, 2009, to March 31, 2010, as we continue to aggressively manage our non-performing assets.  The majority of the increase was attributable to our acceptance of a deed in lieu of foreclosure for an $8.1 million motel loan in the Northwest Arkansas region, previously in nonaccrual status.  We recorded the property at $6.7 million, with the difference charged-off through our allowance for loan losses.  This transaction is also the primary reason our nonaccrual loans decreased by $10.3 million from year end.  Total non-performing assets declined slightly from December 31, 2009.

Table 8 presents information concerning non-performing assets, including nonaccrual and other real estate owned.

Table 8:  Non-performing Assets

	March 31,	December 31,
($ in thousands)	2010	2009

Nonaccrual loans	$11,719	$21,994
Loans past due 90 days or more
(principal or interest payments):
Government guaranteed student loans (1)	2,464	1,939
Other loans	1,132	1,383
Total loans past due 90 days or more	3,596	3,322
Total non-performing loans	15,315	25,316

Other non-performing assets:
Foreclosed assets held for sale	18,744	9,179
Other non-performing assets	15	20
Total other non-performing assets	18,759	9,199

Total non-performing assets	$34,074	$34,515

Allowance for loan losses to
non-performing loans	163.55%	98.81%
Non-performing loans to total loans	0.83%	1.35%
Non-performing loans to total loans
(excluding Government guaranteed student loans) (1)	0.70%	1.25%
Non-performing assets to total assets	1.10%	1.12%
Non-performing assets to total assets
(excluding Government guaranteed student loans) (1)	1.02%	1.05%

(1)
Student loans past due 90 days or more are included in non-performing loans.  Student loans are Government guaranteed and will be purchased at 97% of principal and accrued interest when they exceed 270 days past due; therefore, non-performing ratios have been calculated excluding these loans.

There was no interest income on the nonaccrual loans recorded for the three month periods ended March 31, 2010 and 2009.

At March 31, 2010, impaired loans, net of government guarantees, were $58.5 million compared to $46.9 million at December 31, 2009.  Impaired loans at March 31, 2010, include $2.5 million of government guaranteed student loans.  During the three months ended March 31, 2010, some large commercial real estate loan relationships in the Northwest Arkansas region were downgraded and considered impaired.  However, individual impairment testing on these loans, based on current appraisals, revealed the need for specific reserves that were actually smaller for these relationships than had previously been applied based on our model.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

Unallocated Portion

Allowance allocations other than specific, classified and general are included in the unallocated portion.  While allocations are made for loans based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio.  Factors to consider include national and state economic conditions such as increases in unemployment, the recent real estate lending crisis, the volatility in the stock market and the unknown impact of the various government stimulus programs. Various Federal Reserve articles and reports indicate the economy is in a moderate recovery, but questions remain about the durability of growth and whether it can be sustained by private demand as the impetus from the federal fiscal stimulus fades later this year.  While the recession may be over, production, income, sales and employment are at very low levels.  With moderate economic growth, it is possible the recovery could take years.  The unemployment rate seems likely to remain elevated for several years.  The unallocated reserve addresses inherent probable losses not included elsewhere in the allowance for loan losses.  While calculating allocated reserve, the unallocated reserve supports uncertainties within the loan portfolio.

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

An analysis of the allowance for loan losses is shown in Table 9.

Table 9:  Allowance for Loan Losses

(In thousands)	2010	2009

Balance, beginning of year	$25,016	$25,841

Loans charged off
Credit card	1,435	1,270
Other consumer	500	530
Real estate	2,401	1,697
Commercial	227	442
Total loans charged off	4,563	3,939

Recoveries of loans previously charged off
Credit card	229	214
Other consumer	293	190
Real estate	701	4
Commercial	140	60
Total recoveries	1,363	468
Net loans charged off	3,200	3,471
Provision for loan losses	3,231	2,138

Balance, March 31	$25,047	24,508

Loans charged off
Credit card		4,066
Other consumer		2,228
Real estate		3,117
Commercial		1,478
Total loans charged off		10,889

Recoveries of loans previously charged off
Credit card		706
Other consumer		483
Real estate		1,389
Commercial		641
Total recoveries		3,219
Net loans charged off		7,670
Provision for loan losses		8,178

Balance, end of year		$25,016

Provision for Loan Losses

The amount of provision to the allowance during the three month periods ended March 31, 2010 and 2009, and for the year ended December 31, 2009, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance.

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

As of March 31, 2010, the allowance for loan losses reflects an increase of approximately $31,000 from December 31, 2009, while total loans decreased by $25.0 million over the same three month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  We are also cautious regarding the continued softening of the real estate market in Arkansas.  The housing industry remains one of the weakest links for economic recovery.  Although Arkansas’s unemployment rate is lagging behind the national average, it has continued to rise.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is adequate for the period ended March 31, 2010.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 10.

Table 10:  Allocation of Allowance for Loan Losses

	March 31, 2010		December 31, 2009
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$5,383	9.6%	$5,808	10.1%
Other consumer	2,013	15.5%	1,719	13.5%
Real estate	11,255	62.4%	11,164	62.4%
Commercial	2,052	12.2%	2,451	13.7%
Other	219	0.3%	161	0.3%
Unallocated	4,125		3,713

Total	$25,047	100.00%	$25,016	100.0%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 84 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of March 31, 2010, core deposits comprised 83.0% of our total deposits.

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

Our total deposits as of March 31, 2010, were $2.428 billion, a decrease of $3.9 million from December 31, 2009.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Non-interest bearing transaction accounts increased $22.3 million to $385.5 million at March 31, 2010, compared to $363.2 million at December 31, 2009.  Interest bearing transaction and savings accounts were $1.168 billion at March 31, 2010, an $11.6 million increase compared to $1.156 billion on December 31, 2009.  Total time deposits decreased approximately $37.8 million to $874.9 million at March 31, 2010, from $912.8 million at December 31, 2009.  We had $21.2 million and $21.4 of brokered deposits at March 31, 2010, and December 31, 2009, respectively.

LONG-TERM DEBT

Our long-term debt was $139.2 million and $159.8 million at March 31, 2010, and December 31, 2009, respectively.   The outstanding balance for March 31, 2010, includes $108.3 million in FHLB long-term advances and $30.9 million of trust preferred securities.  During the three months ended March 31, 2010, we decreased long-term debt by $20.6 million, or 12.9%, from December 31, 2009.

CAPITAL

Overview

At March 31, 2010, total capital reached $373.3 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At March 31, 2010, our equity to asset ratio was 12.05% compared to 12.0% at year-end 2009.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of March 31, 2010, no preferred stock has been issued.

On August 26, 2009, we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”).  The shelf registration statement, which was declared effective on September 9, 2009, allows us to raise capital from time to time, up to an aggregate of $175 million, through the sale of common stock, preferred stock, or a combination thereof, subject to market conditions.  Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that we are required to file with the SEC at the time of the specific offering.

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

Stock Repurchase

On November 28, 2007, we announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares we intend to repurchase.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  We intend to use the repurchased shares for stock based compensation programs, for payment of future stock dividends and for general corporate purposes.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  As part of our strategic focus on building capital, we suspended our stock repurchase program in July 2008.  We made no purchases of our common stock during the three months ended March 31, 2010, or year ended December 31, 2009.  Because of the recently completed stock offering and based on our strategy to retain capital, we do not anticipate resuming our stock repurchase during 2010.

Cash Dividends

We declared cash dividends on our common stock of $0.19 per share for the first three months of 2010 compared to $0.19 per share for the first three months of 2009.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and the share repurchase plan.  The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from the eight subsidiary banks.  Payment of dividends by the eight subsidiary banks is subject to various regulatory limitations.  See the Liquidity and Market Risk Management discussions of Item 3 – Quantitative and Qualitative Disclosure About Market Risk for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2010, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at March 31, 2010, and December 31, 2009, are presented in table 11 below:

Table 11:  Risk-Based Capital

	March 31,	December 31,
($ in thousands)	2010	2009

Tier 1 capital
Stockholders’ equity	$373,254	$371,247
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums (1)	(50,503)	(51,128)
Unrealized gain (loss) on available-for-sale
securities, net of income taxes	(522)	(762)

Total Tier 1 capital	352,229	349,357

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	8	5
Qualifying allowance for loan losses	23,574	24,405

Total Tier 2 capital	23,582	24,410

Total risk-based capital	$375,811	$373,767

Risk weighted assets	$1,882,902	$1,950,227

Assets for leverage ratio	$3,033,367	$3,002,275

Ratios at end of period
Tier 1 leverage ratio	11.61%	11.64%
Tier 1 risk-based capital ratio	18.71%	17.91%
Total risk-based capital ratio	19.96%	19.17%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%

(1)	In accordance with an Interagency Final Rule, goodwill deducted from Tier 1 capital has been reduced by the amount of any deferred tax liability associated with that goodwill.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “foresee,” “believe,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, allowance for loan losses, the effect of certain new accounting standards on the Company’s financial statements, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of pending litigation, acquisition strategy, efficiency initiatives, legal and regulatory limitations and compliance and competition.

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

Item 3.               Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At March 31, 2010, undivided profits of the Company's subsidiary banks were approximately $167.2 million, of which approximately $11.8 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At March 31, 2010, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At March 31, 2010, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 19.3% of total assets, as compared to 17.8% at December 31, 2009.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $397 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 27% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

Finally, we have the ability to access large deposits from both the public and private sector to fund short-term liquidity needs.

We believe the various sources available are ample liquidity for short-term, intermediate-term and long-term liquidity.

Market Risk Management

Market risk arises from changes in interest rates.  We have risk management policies to monitor and limit exposure to market risk.  In asset and liability management activities, policies designed to minimize structural interest rate risk are in place.  The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified

Interest Rate Sensitivity

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

The table below presents our interest rate sensitivity position at March 31, 2010.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 12:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$365,396	$-	$-	$--	$--	$--	$--	$365,396
Assets held in trading
accounts	7,521	--	--	--	--	--	--	7,521
Investment securities	90,926	62,743	63,958	58,227	122,467	120,699	69,080	588,100
Mortgage loans held for sale	6,930	--	--	--	--	--	--	6,930
Loans	785,369	106,142	126,048	208,509	327,348	258,085	38,459	1,849,960

Total earning assets	1,256,142	168,885	190,006	266,736	449,815	378,784	107,539	2,817,907

Interest bearing liabilities
Interest bearing transaction
and savings deposits	744,357	--	--	--	84,696	254,087	84,696	1,167,836
Time deposits	107,196	154,431	201,312	292,850	92,816	26,333	--	874,938
Short-term debt	135,013	--	--	--	--	--	--	135,013
Long-term debt	2,472	11,247	2,418	47,965	8,638	28,822	37,621	139,183
Total interest bearing
liabilities	989,038	165,678	203,730	340,815	186,150	309,242	122,317	2,316,970

Interest rate sensitivity Gap	$267,104	$3,207	$(13,724)	$(74,079)	$263,665	$69,542	$(14,778)	$500,937
Cumulative interest rate
sensitivity Gap	$267,104	$270,311	$256,587	$182,508	$446,173	$515,715	$500,937
Cumulative rate sensitive asset
to rate sensitive liabilities	127.0%	123.4%	118.9%	110.7%	123.7%	123.5%	121.6%
Cumulative Gap as a % of
earning assets	9.5%	9.6%	9.1%	6.5%	15.8%	18.3%	17.8%

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

Part II:               Other Information

Item 1A.            Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2009.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended March 31, 2010.

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

10.10
Notice of discretionary bonuses to J. Thomas May, David L. Bartlett, Robert A. Fehlman, Marty D. Casteel and Robert C. Dill (incorporated by reference to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 0-6253)).

10.11
Deferred Compensation Agreements, adopted January 25, 2010, between Simmons First National Corporation and Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibits 10.2 and 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 0-6253)).

10.12
Simmons First National Corporation Executive Retention Program, adopted January 25, 2010, and notice of retention bonuses to David Bartlett, Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 0-6253)).

10.13
Simmons First National Corporation Executive Stock Incentive Plan – 2010, adopted January 25, 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 0-6253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 6, 2010	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date:	May 6, 2010	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer