Form 10-Q
period 2010-06-30
SIMMONS FIRST NATIONAL CORP
filed 2010-08-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2010	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 29, 2010, was 17,214,884.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2010

Part I:    Financial Information
Item 1.   Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30,	December 31,
(In thousands, except share data)	2010	2009
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$80,883	$71,575
Interest bearing balances due from banks	161,443	282,010
Federal funds sold	2,750	--
Cash and cash equivalents	245,076	353,585
Investment securities	660,049	646,915
Mortgage loans held for sale	18,298	8,397
Assets held in trading accounts	7,827	6,886
Loans	1,822,028	1,874,989
Allowance for loan losses	(25,881)	(25,016)
Net loans	1,796,147	1,849,973
Covered assets:
Loans, net of discount	39,346	--
Other real estate owned, net of discount	3,609	--
FDIC loss share receivable	12,614	--
Premises and equipment	76,349	78,126
Foreclosed assets held for sale, net	20,091	9,179
Interest receivable	16,264	17,881
Bank owned life insurance	48,258	40,920
Goodwill	60,605	60,605
Core deposit premiums	1,381	1,769
Other assets	19,211	19,086
Total assets	$3,025,125	$3,093,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing transaction accounts	$358,171	$363,154
Interest bearing transaction accounts and savings deposits	1,172,746	1,156,264
Time deposits	862,677	912,754
Total deposits	2,393,594	2,432,172
Federal funds purchased and securities sold under agreements to repurchase	84,456	105,910
Short-term debt	3,202	3,640
Long-term debt	138,893	159,823
Accrued interest and other liabilities	25,836	20,530
Total liabilities	2,645,981	2,722,075

Stockholders' equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized
and unissued at June 30, 2010 and December 31, 2009	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized;
17,209,973 and 17,093,931 shares issued and outstanding
at June 30, 2010, and December 31, 2009, respectively	172	171
Surplus	112,851	111,694
Undivided profits	265,021	258,620
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of
income taxes of $710 at June 30, 2010 and $457 at December 31, 2009	1,100	762
Total stockholders' equity	379,144	371,247
Total liabilities and stockholders' equity	$3,025,125	$3,093,322

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$26,691	$28,017	$53,479	$56,251
Covered loans	213	--	213	--
Federal funds sold	2	14	7	15
Investment securities	4,465	5,256	8,997	11,673
Mortgage loans held for sale	149	195	218	353
Assets held in trading accounts	11	5	13	10
Interest bearing balances due from banks	173	70	364	148
TOTAL INTEREST INCOME	31,704	33,557	63,291	68,450

INTEREST EXPENSE
Deposits	4,839	7,901	10,276	17,404
Federal funds purchased and securities sold
under agreements to repurchase	123	182	273	425
Short-term debt	15	6	30	12
Long-term debt	1,522	1,748	3,095	3,496
TOTAL INTEREST EXPENSE	6,499	9,837	13,674	21,337

NET INTEREST INCOME	25,205	23,720	49,617	47,113
Provision for loan losses	3,758	2,622	6,990	4,760

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,447	21,098	42,627	42,353

NON-INTEREST INCOME
Trust income	1,170	1,223	2,420	2,549
Service charges on deposit accounts	4,739	4,571	9,040	8,298
Other service charges and fees	671	646	1,451	1,392
Income on sale of mortgage loans, net of commissions	932	1,361	1,535	2,400
Income on investment banking, net of commissions	776	675	1,381	1,086
Credit card fees	4,043	3,597	7,720	6,750
Premiums on sale of student loans	545	286	545	286
Bank owned life insurance income	566	299	857	677
Gain on sale of securities, net	--	144	--	144
Gain on FDIC assisted transaction	3,037	--	3,037	--
Other income	769	556	1,463	1,235
TOTAL NON-INTEREST INCOME	17,248	13,358	29,449	24,817

NON-INTEREST EXPENSE
Salaries and employee benefits	15,064	14,674	30,230	29,257
Occupancy expense, net	1,844	1,824	3,726	3,713
Furniture and equipment expense	1,526	1,527	3,021	3,070
Other real estate and foreclosure expense	314	90	372	160
Deposit insurance	1,059	2,557	2,014	3,090
Other operating expenses	7,469	6,279	14,708	13,319
TOTAL NON-INTEREST EXPENSE	27,276	26,951	54,071	52,609

INCOME BEFORE INCOME TAXES	11,419	7,505	18,005	14,561
Provision for income taxes	3,438	1,996	5,068	3,816

NET INCOME	$7,981	$5,509	$12,937	$10,745
BASIC EARNINGS PER SHARE	$0.46	$0.40	$0.75	$0.77
DILUTED EARNINGS PER SHARE	$0.46	$0.39	$0.75	$0.76

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009

	June 30,	June 30,
(In thousands)	2010	2009
	(Unaudited)
OPERATING ACTIVITIES
Net income	$12,937	$10,745
Items not requiring (providing) cash
Depreciation and amortization	2,854	2,943
Provision for loan losses	6,990	4,760
Gain on sale of investment securities	--	(144)
Net amortization (accretion) of investment securities	16	(101)
Stock-based compensation expense	502	344
Net accretion on FDIC loss share receivable	1,169	--
Gain on FDIC assisted transaction	(3,037)	--
Deferred income taxes	2,030	861
Bank owned life insurance income	(857)	(677)
Changes in
Interest receivable	1,617	2,799
Mortgage loans held for sale	(9,901)	(4,532)
Assets held in trading accounts	(941)	(297)
Other assets	333	(899)
Accrued interest and other liabilities	1,805	(1,424)
Income taxes payable	(142)	764
Net cash provided by operating activities	15,375	15,142

INVESTING ACTIVITIES
Net collections (originations) of loans	26,264	(20,437)
Purchases of premises and equipment, net	(679)	(2,285)
Proceeds from sale of foreclosed assets	11,528	2,330
Net sales of short-term investment securities	--	23,879
Proceeds from sale of available-for-sale securities	--	194
Proceeds from maturities of available-for-sale securities	149,248	537,302
Purchases of available-for-sale securities	(165,235)	(382,136)
Proceeds from maturities of held-to-maturity securities	178,570	72,994
Purchases of held-to-maturity securities	(150,545)	(238,732)
Purchases of bank owned life insurance	(6,482)	(25)
Net cash proceeds received in FDIC assisted transaction	18,067	--
Net cash provided by (used in) investing activities	60,736	(6,916)

FINANCING ACTIVITIES
Net change in deposits	(135,918)	(17,189)
Net change in short-term debt	(438)	1,535
Dividends paid	(6,536)	(5,330)
Proceeds from issuance of long-term debt	3,200	7,266
Repayment of long-term debt	(24,130)	(3,211)
Net change in federal funds purchased and
securities sold under agreements to repurchase	(21,454)	(17,303)
Net shares issued under stock compensation plans	656	1,047
Net cash used in financing activities	(184,620)	(33,185)

DECREASE IN CASH AND CASH EQUIVALENTS	(108,509)	(24,959)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	353,585	139,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$245,076	$114,577

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2010 and 2009

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income	Profits	Total

Balance, December 31, 2008	$140	$40,807	$3,190	$244,655	$288,792
Comprehensive income
Net income	--	--	--	10,745	10,745
Change in unrealized appreciation on
available-for-sale securities, net of
income tax credits of $1,205	--	--	(2,009)	--	(2,009)
Comprehensive income					8,736
Stock issued as bonus shares - 27,915 shares	--	702	--	--	702
Non-vested bonus shares	--	(1,374)	--	--	(1,374)
Stock issued for employee stock
purchase plan - 5,823 shares	--	141	--	--	141
Exercise of stock options - 45,200 shares	--	551	--	--	551
Stock granted under
stock-based compensation plans	--	92	--	--	92
Securities exchanged under stock option plan	--	(95)	--	--	(95)
Cash dividends declared - $0.38 per share	--	--	--	(5,330)	(5,330)

Balance, June 30, 2009 (Unaudited)	140	40,824	1,181	250,070	292,215
Comprehensive income
Net income	--	--	--	14,465	14,465
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($251)	--	--	(419)	--	(419)
Comprehensive income					14,046
Stock issued from public stock offering, net of
offering costs of $4,178	30	70,456	--	--	70,486
Cancelled bonus shares - 1,113 shares	--	29	--	--	29
Non-vested bonus shares	--	166	--	--	166
Exercise of stock options - 11,500 shares	1	138	--	--	139
Stock granted under
stock-based compensation plans	--	88	--	--	88
Securities exchanged under stock option plan	--	(7)	--	--	(7)
Dividends paid - $0.38 per share	--	--	--	(5,915)	(5,915)

Balance, December 31, 2009	171	111,694	762	258,620	371,247
Comprehensive income
Net income	--	--	--	12,937	12,937
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $218	--	--	338	--	338
Comprehensive income					13,275
Stock issued as bonus shares - 80,245 shares	1	203	--	--	204
Non-vested bonus shares	--	415	--	--	415
Stock issued for employee stock
purchase plan - 4,947 shares	--	131	--	--	131
Exercise of stock options - 38,018 shares	--	518	--	--	518
Stock granted under
stock-based compensation plans	--	87	--	--	87
Securities exchanged under stock option plan	--	(197)	--	--	(197)
Dividends paid - $0.38 per share	--	--	--	(6,536)	(6,536)

Balance, June 30, 2010 (Unaudited)	$172	$112,851	$1,100	$265,021	$379,144

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

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  ASU 2009-16 amends the derecognition accounting and disclosure guidance.  ASU 2009-16 eliminates the exemption from consolidation for Qualified Special Purpose Entities (“QSPEs”) and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated.  ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 17 – Fair Value Measurements.  These new disclosure requirements were adopted by the Company during the period ended March 31, 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the period ended March 31, 2010, the adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a significant impact on the Company’s ongoing financial position, results of operation or disclosures.

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

Acquisition Accounting, Covered Loans and Related Loss Share Receivable

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.  Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared loss agreements with the Federal Deposit Insurance Corporation (“FDIC”).  The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics and were treated in the aggregate when applying various  valuation techniques . The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income.  For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

Because the FDIC will reimburse the Company for certain acquired loans should the Company experience a loss, an indemnification asset (FDIC loss share receivable) is recorded at fair value at the acquisition date.  The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations.  The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.

The shared-loss agreements continue to be measured on the same basis as the related indemnified loans.  Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the shared-loss agreements also follow that model.  Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income.  Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter.  Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset.  Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding, claim receivable is recorded until cash is received from the FDIC.  For further discussion of the Company’s acquisitions and loan accounting, see Note 2 and Note 5 to the consolidated financial statements.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009

Net income	$7,981	$5,509	$12,937	$10,745

Average common shares outstanding	17,200	14,022	17,170	14,007
Average potential dilutive common shares	68	86	68	86
Average diluted common shares	17,268	14,108	17,238	14,093

Basic earnings per share	$0.46	$0.40	$0.75	$0.77
Diluted earnings per share	$0.46	$0.39	$0.75	$0.76

Stock options to purchase 100,290 and 158,150 shares for the three and six months ended June 30, 2010 and 2009, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 2:                      ACQUISITION

On May 14, 2010, the Company, through its wholly-owned subsidiary, Simmons First National Bank (the “Bank”), entered into a purchase and assumption agreement with loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”) pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Southwest Community Bank (“SWCB”) in Springfield, Missouri.  As a result of this acquisition, the Company expands its footprint outside the Arkansas borders for the first time.  The Company recognized a pre-tax gain of $3.0 million on this transaction and incurred pre-tax merger related costs of $0.4 million. A summary, at fair value, of the assets acquired and liabilities assumed is as follows:

	Acquired from	Fair Value	Fair
(In thousands)	the FDIC	Adjustments	Value

ASSETS
Cash and non-interest bearing balances due from banks	$222	$10,653	$10,875
Interest bearing balances due from banks	7,192	--	7,192
Investment securities	24,850	--	24,850
Covered assets:
Loans	56,214	(16,037)	40,177
Other real estate	6,538	(1,892)	4,646
FDIC loss share receivable	--	13,783	13,783
Premises and equipment	10	--	10
Other assets	616	(159)	457
Total assets	$95,642	$6,348	$101,990

LIABILITIES
Deposits:
Non-interest bearing transaction accounts	$5,063	$--	$5,063
Interest bearing transaction accounts and savings deposits	103	--	103
Time deposits	92,174	--	92,174
Total deposits	97,340	--	97,340
FDIC true-up payable	--	1,504	1,504
Accrued interest and other liabilities	109	--	109
Total liabilities	$97,449	$1,504	$98,953

Gain on acquisition of SWCB			$3,037

The Bank will share in the losses on assets covered under the loss share agreements.  The FDIC will reimburse the Bank for 80% of all losses on covered assets.  The loss sharing agreements entered into by the Bank and the FDIC in conjunction with the purchase and assumption agreement require that the Bank follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses.  Additionally, to the extent that actual losses incurred by the Bank under the loss share agreements are less than expected, the Bank may be required to reimburse the FDIC under the clawback provisions of the loss share agreements.  At June 30, 2010, the covered loans and covered other real estate owned and the related FDIC loss share receivable (collectively, the “covered assets”) and the FDIC clawback payable were reported at the net present value of expected future amounts to be paid or received.

Purchased loans acquired in a business combination, including loans purchased in the SWCB acquisition, are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  Purchased loans are accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality accounting guidance for certain loans or debt securities acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses.  Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges and an adjustment in accretable yield, recognized on a prospective basis over the loan’s or pool’s remaining life, which will have a positive impact on interest income.

On the acquisition date, the preliminary estimate of the contractually required payments for all acquired loans was $56.2 million, the cash flows expected to be collected were $43.3 million including interest, and the estimated fair value was $40.2 million.  These amounts were determined based upon the remaining life of the acquired loans, including the effects of estimated prepayments, estimated loss ratios, the estimated value of the underlying collateral, and the net present value of cash flows expected to be received.  The discount on covered loans that that would be accreted into future earnings of the Company based on expected cash flows totaled $16.0 million.

The Company expects to finalize its analysis of the acquired loans along with the other acquired assets and assumed liabilities in this transaction over the next twelve months.  Therefore, adjustments to the estimated amounts and carrying values may occur.

NOTE 3:                      INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30,				December 31,
	2010				2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$4,000	$27	$--	$4,027	$--	$--	$--	$--
U.S. Government
agencies	224,928	2,299	(22)	227,205	254,229	799	(1,348)	253,680
Mortgage-backed
securities	84	4	--	88	90	5	--	95
State and political
subdivisions	206,076	2,798	(521)	208,353	208,812	2,728	(580)	210,960
Other securities	930	--	--	930	930	--	--	930

	$436,018	$5,128	$(543)	$440,603	$464,061	$3,532	$(1,928)	$465,665

Available-for-Sale
U.S. Treasury	$300	$--	$--	$300	$4,297	$32	$--	$4,329
U.S. Government
agencies	205,232	1,286	(21)	206,497	160,807	953	(236)	161,524
Mortgage-backed
securities	2,845	166	(3)	3,008	2,896	78	(2)	2,972
Other securities	13,844	386	(4)	14,226	13,633	399	(3)	14,029

	$222,221	$1,838	$(28)	$224,031	$181,633	$1,462	$(241)	$182,854

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

As of June 30, 2010, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Government agencies	$10,606	$22	$--	$--	$10,606	$22
State and political subdivisions	24,594	377	4,382	144	28,976	521

Total	$35,200	$399	$4,382	$144	$39,582	$543

Available-for-Sale

U.S. Government agencies	$10,299	$1	$1,009	$20	$11,308	$21
Mortgage-backed securities	397	2	120	1	517	3
Other securities	1	4	--	--	1	4

Total	$10,697	$7	$1,129	$21	$11,826	$28

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of June 30, 2010, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2010, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $423,288,000 at June 30, 2010, and $446,189,000 at December 31, 2009.

The book value of securities sold under agreements to repurchase amounted to $67,341,000 and $80,050,000 for June 30, 2010, and December 31, 2009, respectively.

Income earned on securities for the six months ended June 30, 2010 and 2009, is as follows:

(In thousands)	2010	2009

Taxable
Held-to-maturity	$2,412	$828
Available-for-sale	2,426	7,148

Non-taxable
Held-to-maturity	4,159	3,683
Available-for-sale	--	14

Total	$8,997	$11,673

Maturities of investment securities at June 30, 2010, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$9,336	$9,444	$599	$599
After one through five years	188,738	190,486	133,598	133,735
After five through ten years	155,933	158,280	74,173	75,464
After ten years	82,011	82,393	7	7
Other securities	--	--	13,844	14,226

Total	$436,018	$440,603	$222,221	$224,031

There were no realized gains from the sale of securities for the three and six-month periods ended June 30, 2010, with gross realized gains of $144,000 recognized for the three and six-month periods ended June 30, 2009.  There were no realized losses over the same periods.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:                      LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2010, the Company’s loan portfolio, excluding loans covered by FDIC loss share agreements, was $1.82 billion, compared to $1.87 billion at December 31, 2009.  The various categories of loans, excluding loans covered by FDIC loss share agreements, are summarized as follows:

	June 30,	December 31,
(In thousands)	2010	2009

Consumer
Credit cards	$180,591	$189,154
Student loans	133,012	114,296
Other consumer	127,343	139,647
Total consumer	440,946	443,097
Real Estate
Construction	153,869	180,759
Single family residential	386,570	392,208
Other commercial	574,859	596,517
Total real estate	1,115,298	1,169,484
Commercial
Commercial	151,817	168,206
Agricultural	104,247	84,866
Financial institutions	--	3,885
Total commercial	256,064	256,957
Other	9,720	5,451

Total loans before allowance for loan losses	$1,822,028	$1,874,989

As of June 30, 2010, credit card loans, which are unsecured, were $180,591,000 or 9.9% of total loans, versus $189,154,000, or 10.1% of total loans at December 31, 2009.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At June 30, 2010, and December 31, 2009, impaired loans, net of Government guarantees, totaled $55,124,000 and $46,859,000, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $7,014,000 at June 30, 2010, and $8,343,000 at December 31, 2009.  During the second quarter of 2009, the Company made adjustments to its methodology in the evaluation of the collectability of loans, which added additional quantitative factors to the internal and external influences used in determining the credit quality of loans and the allocation of the allowance.  This adjustment in methodology resulted in an addition to impaired loans from classified loans and a redistribution of allocated and unallocated reserves.  Approximately $645,000 and $242,000 of interest income was recognized on average impaired loans of $57,432,000 and $27,203,000 as of June 30, 2010 and 2009, respectively.  Interest recognized on impaired loans on a cash basis during the first six months of 2010 and 2009 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2010	2009

Balance, beginning of year	$25,016	$25,841
Additions
Provision charged to expense	6,990	4,760
		30,601
Deductions
Losses charged to allowance, net of recoveries
of $3,172 and $2,104 for the first six months of
2010 and 2009, respectively	6,125	5,569

Balance, June 30	$25,881	25,032

Additions
Provision charged to expense		5,556

Deductions
Losses charged to allowance, net of recoveries
of $1,583 for the last six months of 2009		5,572

Balance, end of year		$25,016

NOTE 5:                      COVERED LOANS

The Company evaluated loans purchased in conjunction with the acquisitions of SWCB described in Note 2, Business Combinations, for impairment in accordance with the provisions of ASC Topic 310-30.  Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  The following table reflects the carrying value of all purchased covered impaired loans as of June 30, 2010, for the SWCB FDIC assisted transaction:

Loans Covered
by FDIC Loss Share
June 30,
(in thousands)	2010

Performing fixed rate loans	$13,269
Criticized fixed rate loans	2,421
Sub-standard fixed rate loans	15,493
Total fixed rate loans	31,182
Performing variable rate loans	2,360
Criticized variable rate loans	148
Sub-standard variable rate loans	5,656
Total variable rate loans	8,164
Total covered loans (1)	$39,346

(1)
These loans were not classified as non-performing assets at June 30, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to the Company’s non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.

The following is a summary of the covered impaired loans acquired in the SWCB acquisition on May 14, 2010, as of the date of acquisition.

Loans Covered
by FDIC Loss Share
(in thousands)	May 14, 2010

Contractually required principal and interest at acquisition	$58,739
Non-accretable difference (expected losses and foregone interest)	(15,396)
Cash flows expected to be collected at acquisition	43,343
Accretable yield	(3,166)
Basis in acquired loans at acquisition	$40,177

As of the acquisition date, the preliminary estimates of contractually required payments receivable, including interest, for all covered impaired loans acquired in the SWCB transaction was $56.2 million.  The cash flows expected to be collected as of the acquisition dates for these loans were $40.9 million, including interest. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were not deemed material for the three months ended June 30, 2010.

There were no allowances for loan losses related to the purchased impaired loans at June 30, 2010.

NOTE 6:                      GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

Core deposit premiums are periodically evaluated as to the recoverability of their carrying value.

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at June 30, 2010, and December 31, 2009, were as follows:

(In thousands)	June 30, 2010	December 31, 2009

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(5,441)	(5,053)

Net core deposit premiums	$1,381	$1,769

Core deposit premium amortization expense recorded for the six months ended June 30, 2010 and 2009, was $388,000 and $403,000, respectively.  The Company’s estimated amortization expense for the remainder of 2010 is $311,000, and for each of the following four years is: 2011 – $451,000; 2012 – $321,000; 2013 – $268,000; and 2014 – $30,000.

NOTE 7:                      TIME DEPOSITS

Time deposits include approximately $365,868,000 and $420,537,000 of certificates of deposit of $100,000 or more at June 30, 2010, and December 31, 2009, respectively.

NOTE 8:                      INCOME TAXES

The provision for income taxes is comprised of the following components:

	June 30,	June 30,
(In thousands)	2010	2009

Income taxes currently payable	$3,038	$2,955
Deferred income taxes	2,030	861

Provision for income taxes	$5,068	$3,816

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,	December 31,
(In thousands)	2010	2009

Deferred tax assets
Allowance for loan losses	$9,123	$8,859
Valuation of foreclosed assets	103	99
Deferred compensation payable	1,735	1,603
Vacation compensation	946	898
Loan interest	203	195
Other	460	391
Total deferred tax assets	12,570	12,045

Deferred tax liabilities
Accumulated depreciation	(379)	(451)
Deferred loan fee income and expenses, net	(1,535)	(1,310)
FHLB stock dividends	(531)	(503)
Goodwill and core deposit premium amortization	(10,883)	(9,805)
Gain on acquisition	(1,191)	--
Available-for-sale securities	(710)	(457)
Other	(1,762)	(1,657)
Total deferred tax liabilities	(16,991)	(14,183)

Net deferred tax liabilities included in other
liabilities on balance sheets	$(4,421)	$(2,138)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	June 30,	June 30,
(In thousands)	2010	2009

Computed at the statutory rate (35%)	$6,302	$5,096

Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	352	120
Tax exempt interest income	(1,473)	(1,359)
Tax exempt earnings on BOLI	(300)	(232)
Other differences, net	187	191

Actual tax provision	$5,068	$3,816

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

NOTE 9:                      SHORT-TERM AND LONG-TERM DEBT

Long-term debt at June 30, 2010, and December 31, 2009, consisted of the following components:

	June 30,	December 31,
(In thousands)	2010	2009

FHLB advances, due 2010 to 2033, 2.02% to 8.41%
secured by residential real estate loans	$107,963	$128,893
Trust preferred securities, due 12/30/2033,
fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
floating rate of 2.80% above the three month LIBOR
rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310

	$138,893	$159,823

At June 30, 2010, the Company had Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less of $2.0 million with a weighted average rate of 0.65% which are not included in the above table.

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

Aggregate annual maturities of long-term debt at June 30, 2010, are:

		Annual
(In thousands)	Year	Maturities

	2010	$3,038
	2011	43,927
	2012	6,858
	2013	16,825
	2014	5,159
	Thereafter	63,086

	Total	$138,893

NOTE 10:                      CONTINGENT LIABILITIES

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

On October 1, 2003, an action in Pulaski County Circuit Court was filed by Thomas F. Carter, Tena P. Carter and certain related entities against Simmons First Bank of South Arkansas (“South Arkansas”) and the Bank alleging wrongful conduct by the banks in the collection of certain loans.  The Company was later added as a party defendant.  The plaintiffs were seeking $2,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company and the banks filed Motions to Dismiss.  The plaintiffs were granted additional time to discover any evidence for litigation, and submitted such findings.  At the hearing on the Motions for Summary Judgment, the Court dismissed the Bank due to lack of venue.  Venue was changed to Jefferson County for the Company and South Arkansas.  Non-binding mediation failed on June 24, 2008.  A pretrial was conducted on July 24, 2008.  Several dispositive motions previously filed were heard on April 9, 2009, and arguments were presented on June 22, 2009.  On July 10, 2009, the Court issued its Order dismissing five claims, leaving only a single claim for further pursuit in this matter.  On August 18, 2009, Plaintiffs took a nonsuit on their remaining claim of breach of good faith and fair dealing, thereby bringing all claims set forth in this action to a conclusion.

Plaintiffs subsequently filed their Notice of Appeal to the appellate court, lodged the transcript with the Arkansas Supreme Court Clerk, and filed their initial Brief.  The Company and South Arkansas have timely filed their Brief in response.  The Company seeks affirmance of the Court's dismissal of Plaintiffs' claims.  At this time, no basis for any material liability has been identified.

NOTE 11:                      CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of June 30, 2010, no preferred stock has been issued.

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

NOTE 12:                      UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At June 30, 2010, the bank subsidiaries had approximately $16.1 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of June 30, 2010, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 20.17% at June 30, 2010.

NOTE 13:                     STOCK BASED COMPENSATION

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

The table below summarizes the transactions under the Company's active stock compensation plans for the six months ended June 30, 2010:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2010	374,133	$21.78	48,506	$26.96
Granted	--	--	80,245	26.79
Stock Options Exercised	(38,018)	13.63	--	--
Stock Awards Vested	--	--	(15,232)	27.60
Forfeited/Expired	(400)	26.20	--	--

Balance, June 30, 2010	335,715	$22.69	113,519	$26.75

Exercisable, June 30, 2010	279,001	$21.42

The following table summarizes information about stock options under the plans outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$12.13 - $12.13	88,382	0.9	$12.13	88,382	$12.13
15.65 - 16.32	5,753	1.7	16.12	5,753	16.12
23.78 - 24.50	87,920	4.4	24.05	87,290	24.05
26.19 - 27.67	54,500	5.8	26.20	43,300	26.21
28.42 - 28.42	51,800	6.7	28.42	35,080	28.42
30.31 - 30.31	47,588	7.9	30.57	19,196	30.31

Total stock-based compensation expense was $502,529 and $343,909 during the six months ended June 30, 2010 and 2009, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $334,865 at June 30, 2010.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.20 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $2,680,163 at June 30, 2010.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.77 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at June 30, 2010, were $1.2 million and $1.3 million, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $26.26 as of June 30, 2010, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the six months ended June 30, 2010 and 2009, were $479,984 and $656,325, respectively.

NOTE 14:                     ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the six months ended:

	Six Months Ended
	June 30,
(In thousands)	2010	2009

Interest paid	$14,156	$22,411
Income taxes paid	3,180	2,191
Transfers of loans to other real estate	21,403	4,482

In connection with the SWCB acquisition, accounted for by using the purchase method, the Company acquired assets and assumed liabilities as follows:

Six Months Ended
June 30,
(In thousands)	2010

Assets acquired	$101,990
Liabilities assumed	98,953
Bargain purchase gain	$3,037

NOTE 15:                     OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Professional services	$1,276	$598	$2,402	$1,535
Postage	620	556	1,274	1,179
Telephone	496	522	1,124	1,051
Credit card expense	1,346	1,225	2,630	2,498
Operating supplies	336	351	657	747
Amortization of core deposit premiums	187	202	388	403
Other expense	3,208	2,825	6,233	5,906

Total other operating expenses	$7,469	$6,279	$14,708	$13,319

NOTE 16:                      CERTAIN TRANSACTIONS

From time to time the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families.  From time to time directors, officers and their associates and members of their immediate families have placed deposits with the Company’s subsidiary banks.  Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons not related to the lender and did not involve more than normal risk of collectibility or present other unfavorable features.

NOTE 17:                      COMMITMENTS AND CREDIT RISK

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

At June 30, 2010, the Company had outstanding commitments to extend credit aggregating approximately $282,561,000 and $285,995,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2009, the Company had outstanding commitments to extend credit aggregating approximately $262,257,000 and $393,437,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,018,000 and $10,391,000 at June 30, 2010, and December 31, 2009, respectively, with terms ranging from 90 days to three years.  At June 30, 2010, and December 31, 2009, the Company’s deferred revenue under standby letter of credit agreements is approximately $3,000 and $46,000, respectively.

NOTE 18:                     FAIR VALUE MEASUREMENTS

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

Following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2010
ASSETS
Available-for-sale securities
U.S. Treasury	$300	$--	$300	$--
U.S. Government agencies	206,497	--	206,497	--
Mortgage-backed securities	3,008	--	3,008	--
Other securities	14,226	1,503	12,723	--
Assets held in trading accounts	7,827	5,300	2,527	--

December 31, 2009
ASSETS
Available-for-sale securities
U.S. Treasury	$4,329	$--	$4,329	$--
U.S. Government agencies	161,524	--	161,524	--
Mortgage-backed securities	2,972	--	2,972	--
Other securities	14,029	1,503	12,526	--
Assets held in trading accounts	6,886	5,350	1,536	--

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At June 30, 2010, and December 31, 2009, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Covered loans and other real estate owned – Fair values of covered loans and other real estate owned are based on a discounted cash flow methodology that considers factors including the type of loan and related collateral, variable or fixed rate, classification status, remaining term, interest rate, historical delinquencies, loan to value ratios, current market rates and remaining loan balance.  The loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.  The discount rates used for loans were based on current market rates for new originations of similar loans.  Estimated credit losses were also factored into the projected cash flows of the loans.  Covered loans and other real estate owned are classified within Level 3 of the fair value hierarchy.

FDIC loss share receivable – Fair value of the FDIC loss share receivable is based on the net present value of future cash proceeds expected to be received from the FDIC under the provisions of the loss share agreements using a discount rate that is based on current market rates.   The FDIC loss share receivable is classified within Level 3 of the fair value hierarchy.

FDIC true-up payable – Fair value of the FDIC true-up payable is based on the net present value of expected future cash payments to be made by the Company to the FDIC at the conclusion of the loss share agreements.  The discount rate used was based on current market rates.  The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets.  The FDIC true-up is classified within Level 3 of the fair value hierarchy.

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a non-recurring basis as of June 30, 2010, and December 31, 2009.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2010
ASSETS
Impaired loans	$48,110	$--	$--	$48,110
(collateral dependent)
Covered assets:
Loans	39,346	--	--	39,346
Other real estate owned	3,609	--	--	3,609
FDIC loss share receivable	12,614	--	--	12,614

LIABILITIES
FDIC true-up payable	1,507	--	--	1,507

December 31, 2009
ASSETS
Impaired loans	40,445	--	--	40,445
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

Loans – The fair value of loans, excluding those covered by FDIC loss share agreements, is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$245,076	$245,076	$353,585	$353,585
Held-to-maturity securities	436,018	440,603	464,061	465,665
Mortgage loans held for sale	18,298	18,298	8,397	8,397
Interest receivable	16,264	16,264	17,881	17,881
Loans, net	1,796,147	1,798,766	1,849,973	1,844,509
Covered loans	39,346	39,346	--	--
FDIC loss share receivable	12,614	12,614	--	--

Financial liabilities
Non-interest bearing transaction accounts	358,171	358,171	363,154	363,154
Interest bearing transaction accounts and
savings deposits	1,172,746	1,172,746	1,156,264	1,156,264
Time deposits	862,677	864,622	912,754	914,977
Federal funds purchased and securities
sold under agreements to repurchase	84,456	84,456	105,910	105,910
Short-term debt	3,202	3,202	3,640	3,640
Long-term debt	138,893	149,118	159,823	173,847
Interest payable	2,230	2,230	2,712	2,712

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009 and statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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
August 9, 2010

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Simmons First National Corporation (the “Company” or “Simmons”) recorded net income of $8.0 million for the second quarter of 2010, an increase of $2.5 million, or 44.9%, from the comparable quarter in 2009.  Diluted earnings per share were $0.46 for the quarter ended June 30, 2010, compared to $0.39 for the same period in 2009.  Net income for the six-month period ended June 30, 2010, was $12.9 million, or $0.75 diluted earnings per share, compared to $10.7 million, or $0.76 per share for the same period in 2009.

On May 14, 2010, the Company announced that its wholly-owned bank subsidiary, Simmons First National Bank (the “Bank), entered into a purchase and assumption agreement with loss share arrangements with the Federal Deposit Insurance Corporation ("FDIC") to purchase substantially all of the assets and to assume substantially all of the deposits and certain other liabilities of Southwest Community Bank (“SWCB”) in Springfield, Missouri.  As a result of this acquisition, Simmons expands its footprint outside the Arkansas borders for the first time. The Company recognized a pre-tax gain of $3.0 million on this transaction and incurred pre-tax merger related costs of $0.4 million. After taxes, this gain, net of merger related costs, contributed $1.6 million to second quarter 2010 net income, or $0.09 to diluted earnings per share.  Except for the $3.0 million pre-tax gain and the $0.4 million pre-tax merger related costs, the SWCB did not significantly impact the Company’s results of operations for the second quarter of 2010.

On March 5, 2010, the Company announced the decision to close or consolidate 9 branches, primarily smaller branches in rural areas.  During June 2010, these branches were closed and we recorded a one-time, non-recurring charge of $0.01 diluted earnings per share associated with the closings.  For more information on branch closings, see Efficiency Initiatives below.

Excluding the non-recurring items, earnings were $6.5 million for the second quarter of 2010, an increase of $1.0 million, or 18.5% from the same period in 2009.  Excluding the non-recurring items, diluted earnings per share for the second quarter of 2010 were $0.38, compared to $0.39 for the same quarter of 2009.

Total assets were $3.03 billion at June 30, 2010, compared to $3.09 billion at December 31, 2009.  Total loans, excluding those covered by FDIC loss share agreements, were $1.82 billion at June 30, 2010, compared to $1.87 billion at December 31, 2009.

Stockholders’ equity as of June 30, 2010, was $379.1 million, an increase of $7.9 million, or approximately 2.1%, from December 31, 2009.  Book value per share was $22.03 at June 30, 2010, compared to $21.72 at December 31, 2009.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas.  The Company's eight banks conduct financial operations from 80 offices, of which 76 are financial centers, located in 40 communities in Arkansas and one community in Missouri.

Efficiency Initiatives

We previously reported that we hired a consultant to help us identify and implement revenue enhancements, process improvements and branch staff level adjustments.  The identification phase of the project is complete and we have begun to implement the recommendations.  We currently estimate a total annual benefit from the efficiency initiative of approximately $5 million before tax.  Approximately one-third of the benefit is projected from revenue enhancements with the remainder from non-interest expense savings.  We have assured our associates that no one will lose their job as a result of this initiative, as all positions impacted will be eliminated through attrition.  Therefore, we will not recognize the full annual benefit immediately.  Instead, we expect to achieve these annual benefits in increments of approximately 12%, or $0.6 million in the last half of 2010; 60%, or $3 million in 2011; and the full $5 million in 2012 and each year thereafter.

During June 2010, as scheduled as part of our branch right sizing initiative, and after much deliberation and analysis, we closed or consolidated nine financial centers, primarily smaller branches in rural areas.  We believe most of the customers will be absorbed into other Simmons locations in close proximity to the closed branches.  After the closings, we have 75 financial centers in Arkansas, still one of the best footprints in the state.  As a result of these closings, we recorded a one-time, nonrecurring pre-tax charge of $372,000, or $0.01 to diluted earnings per share, for the quarter ended June 30, 2010.  Again, staff reductions will be realized through attrition and associates at the affected branches will be reassigned to other locations.  We project annual non-interest expense savings of approximately $900,000 before tax, and hope to achieve 40% of that benefit in 2010, beginning in the third quarter.  Our branch right sizing initiative has been under way for some time.  Over the last several years we have added numerous new financial centers, closed several and relocated others.  We will continue our efforts to manage our product delivery system in the most efficient manner possible.

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

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding (a) the determination of the adequacy of the allowance for loan losses on loans not covered by loss share, (b) acquisition accounting and the valuation of covered loans and the related indemnification asset, (c) the valuation of goodwill and the useful lives applied to intangible assets, (d) the valuation of employee benefit plans and (e) income taxes.

Allowance for Loan Losses on Loans Not Covered by Loss Share

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is maintained at a level considered appropriate to provide for potential loan losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio as of period end and at a level considered appropriate in relation to the estimated risk inherent in the loan portfolio.  This estimate is based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category.  General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories.  Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.  The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations in the loan portfolio as a result of our ongoing risk management system.

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

Acquisition Accounting, Covered Loans and Related Indemnification Asset

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.  Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  The Company evaluates at each balance sheet date whether the present value of its pools of loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income.  For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

Because the FDIC will reimburse the Company for certain acquired loans should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date.  The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations.  The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.

The shared-loss agreements continue to be measured on the same basis as the related indemnified loans.  Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income.  Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter.  Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset.  Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC.  A corresponding, claim receivable is recorded until cash is received from the FDIC.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 13, Stock Based Compensation, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

Income Taxes

We are subject to the federal income tax laws of the United States and the tax laws of the states and other jurisdictions where we conduct business.  Due to the complexity of these laws, taxpayers and the taxing authorities may subject these laws to different interpretations.  Management must make conclusions and estimates about the application of these innately intricate laws, related regulations, and case law.  When preparing the Company’s income tax returns, management attempts to make reasonable interpretations of the tax laws. Taxing authorities have the ability to challenge management’s analysis of the tax law or any reinterpretation management makes in its ongoing assessment of facts and the developing case law.  Management assesses the reasonableness of its effective tax rate quarterly based on its current estimate of net income and the applicable taxes expected for the full year.  On a quarterly basis, management also reviews circumstances and developments in tax law affecting the reasonableness of deferred tax assets and liabilities and reserves for contingent tax liabilities.

NET INTEREST INCOME

Overview

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets.  Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets.  Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis.  The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 39.225%.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  These historical percentages are consistent with our current interest rate sensitivity.  However, due to the extremely low interest rate environment, approximately 68% of our loans, excluding loans covered by FDIC loss share agreements, and 86% of our time time deposits, are scheduled to reprice within one year from June 30, 2010.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2010, net interest income on a fully taxable equivalent basis was $26.5 million, an increase of $1.5 million, or 6.2%, over the same period in 2009.  The increase in net interest income was the result of a $3.3 million decrease in interest expense offset by a $1.8 million decrease in interest income.

The $3.3 million decrease in interest expense is the result of a 59 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a shift in our mix of interest bearing deposits.  The lower interest rates accounted for a $2.9 million decrease in interest expense.  The most significant component of this decrease was the $2.1 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 95 basis points from 2.54% to 1.59%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $766,000 decrease in interest expense, with the average rate decreasing by 26 basis points from 0.71% to 0.45%.  Although the level of average total interest bearing liabilities increased slightly by $10,000, interest expense due to volume decreased by $437,000 as a result of a change in deposit mix (higher costing time deposits declined while lower costing transaction accounts increased).

The $1.8 million decrease in interest income primarily is the result of a 41 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, partially offset by a $75.6 million increase in average interest earning assets.  The lower interest rates accounted for a $652,000 decrease in interest income.  The most significant component of this decrease was a $565,000 decrease associated with the repricing of our investment securities portfolio.  As a result, the average rate earned on the securities portfolio decreased 19 basis points from 3.71% to 3.52%.  Although the level of average interest earning assets increased by $75.6 million, interest income due to volume decreased by $1.1 million as a result of a change in asset mix (higher yielding loans declined while lower yielding balances due from banks increased).  The decrease in average loans accounted for $1.3 million of this decrease.  The increase in balances due from banks was due to our 2008 and 2009 initiative to increase liquidity, along with our secondary stock offering completed in December 2009 which provided approximately $70.5 million in net proceeds.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2010, net interest income on a fully taxable equivalent basis was $52.1 million, an increase of $2.7 million, or 5.5%, over the same period in 2009.  The increase in net interest income was the result of a $5.0 million decrease in interest income offset by a $7.7 million decrease in interest expense.

The $7.7 million decrease in interest expense is the result of a 68 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a shift in our mix of interest bearing deposits.  The lower interest rates accounted for a $6.8 million decrease in interest expense.  The most significant component of this decrease was the $4.6 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 104 basis points from 2.72% to 1.68%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $2.1 million decrease in interest expense, with the average rate decreasing by 36 basis points from 0.85% to 0.49%.  Although the level of average total interest bearing liabilities increased slightly by $16,000, interest expense due to volume decreased by $836,000 as a result of a change in deposit mix (higher costing time deposits declined while lower costing transaction accounts increased).

The $5.0 million decrease in interest income primarily is the result of a 53 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate environment, partially offset by a $92.5 million increase in average interest earning assets.  The lower interest rates accounted for a $3.0 million decrease in interest income.  The most significant component of this decrease was a $2.1 million decrease associated with the repricing of our investment securities portfolio.  As a result, the average rate earned on the securities portfolio decreased 40 basis points from 3.99% to 3.59%.  Although the level of average interest earning assets increased by $92.5 million, interest income due to volume decreased by $2.0 million as a result of a change in asset mix (higher yielding loans and investments declined while lower yielding balances due from banks increased).  The decrease in average loans accounted for $2.1 million of this decrease, while the decline in investment securities resulted in $338,000 of the decrease.  The increase in balances due from banks was due to our 2008 and 2009 initiative to increase liquidity, along with our secondary stock offering completed in December 2009 which provided approximately $70.5 million in net proceeds.

Net Interest Margin

Our net interest margin increased12 basis points to 3.83% for the quarter ended June 30, 2010, when compared to 3.71% for the same period in 2009.  For the six-month period ended June 30, 2010, net interest margin increased 7 basis points to 3.77%, when compared to 3.70% for the same period in 2009.  Based on our current interest rate risk pricing model, we anticipate a relatively flat to slightly improving margin through the remainder of 2010 in the current interest rate environment.  However, we are positioned for margin improvement when interest rates begin to rise.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2010 and 2009, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2010, versus June 30, 2009.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Interest income	$31,704	$33,557	$63,291	$68,450
FTE adjustment	1,259	1,203	2,525	2,329

Interest income – FTE	32,963	34,760	65,816	70,779
Interest expense	6,499	9,837	13,674	21,337

Net interest income – FTE	$26,464	$24,923	$52,142	$49,442

Yield on earning assets – FTE	4.77%	5.18%	4.76%	5.29%
Cost of interest bearing liabilities	1.13%	1.72%	1.19%	1.87%
Net interest spread – FTE	3.64%	3.46%	3.57%	3.42%
Net interest margin – FTE	3.83%	3.71%	3.77%	3.70%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2010 vs. 2009	2010 vs. 2009

Decrease due to change in earning assets	$(1,145)	$(2,038)
Decrease due to change in earning asset yields	(652)	(2,925)
Increase due to change in interest
bearing liabilities	437	836
Increase due to change in interest rates
paid on interest bearing liabilities	2,901	6,827

Increase in net interest income	$1,541	$2,700

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2010 and 2009.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$240,847	$173	0.29	$44,946	$70	0.62
Federal funds sold	1,044	2	0.77	9,355	14	0.60
Investment securities - taxable	443,946	2,389	2.16	499,475	3,313	2.66
Investment securities - non-taxable	206,904	3,321	6.44	193,725	3,093	6.40
Mortgage loans held for sale	13,560	149	4.41	16,316	195	4.79
Assets held in trading accounts	7,092	11	0.62	5,981	5	0.34
Loans	1,831,766	26,705	5.85	1,923,787	28,070	5.85
Covered loans	24,074	213	3.55	--	--	--
Total interest earning assets	2,769,233	32,963	4.77	2,693,585	34,760	5.18
Non-earning assets	301,979			244,960
Total assets	$3,071,212			$2,938,545

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$1,176,180	$1,317	0.45	$1,081,416	$1,926	0.71
Time deposits	885,806	3,522	1.59	942,104	5,975	2.54
Total interest bearing deposits	2,061,986	4,839	0.94	2,023,520	7,901	1.57
Federal funds purchased and
securities sold under agreement
to repurchase	98,995	123	0.50	106,288	182	0.69
Other borrowed funds
Short-term debt	3,455	15	1.74	1,802	6	1.34
Long-term debt	138,375	1,522	4.41	161,065	1,748	4.34
Total interest bearing liabilities	2,302,811	6,499	1.13	2,292,675	9,837	1.72
Non-interest bearing liabilities
Non-interest bearing deposits	366,340			328,036
Other liabilities	22,890			22,566
Total liabilities	2,692,041			2,643,277
Stockholders’ equity	379,171			295,268
Total liabilities and
stockholders’ equity	$3,071,212			$2,938,545
Net interest spread			3.64			3.46
Net interest margin		$26,464	3.83		$24,923	3.71

	Six Months Ended June 30
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$265,919	$364	0.28	$49,502	$148	0.60
Federal funds sold	1,030	7	1.37	4,920	15	0.61
Investment securities - taxable	438,342	4,838	2.23	518,195	7,975	3.10
Investment securities - non-taxable	207,204	6,654	6.48	183,279	5,917	6.51
Mortgage loans held for sale	9,688	218	4.54	15,023	353	4.74
Assets held in trading accounts	7,030	13	0.37	5,097	10	0.40
Loans	1,847,808	53,509	5.84	1,920,519	56,361	5.92
Covered loans	12,037	213	3.57	--	--	--
Total interest earning assets	2,789,058	65,816	4.76	2,696,535	70,779	5.29
Non-earning assets	289,098			247,420

Total assets	$3,078,156			$2,943,955

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$1,171,411	$2,835	0.49	$1,067,025	$4,495	0.85
Time deposits	893,274	7,441	1.68	957,745	12,909	2.72
Total interest bearing deposits	2,064,685	10,276	1.00	2,024,770	17,404	1.73
Federal funds purchased and
securities sold under agreement
to repurchase	106,685	273	0.52	113,067	425	0.76
Other borrowed funds
Short-term debt	3,603	30	1.68	1,748	12	1.38
Long-term debt	141,881	3,095	4.40	160,879	3,496	4.38
Total interest bearing liabilities	2,316,854	13,674	1.19	2,300,464	21,337	1.87
Non-interest bearing liabilities
Non-interest bearing deposits	361,911			327,643
Other liabilities	22,138			21,835
Total liabilities	2,700,903			2,649,942
Stockholders’ equity	377,253			294,013
Total liabilities and
stockholders’ equity	$3,078,156			$2,943,955
Net interest spread			3.57			3.42
Net interest margin		$52,142	3.77		$49,442	3.70

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and six-month period ended June 30, 2010, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 over 2009			2010 over 2009
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$159	$(56)	$103	$335	$(119)	$216
Federal funds sold	(14)	2	(12)	(18)	10	(8)
Investment securities - taxable	(342)	(582)	(924)	(1,106)	(2,031)	(3,137)
Investment securities - non-taxable	211	17	228	768	(31)	737
Mortgage loans held for sale	(31)	(15)	(46)	(121)	(14)	(135)
Assets held in trading accounts	1	5	6	4	(1)	3
Loans	(1,342)	(23)	(1,365)	(2,113)	(739)	(2,852)
Covered loans	213	--	213	213	--	213

Total	(1,145)	(652)	(1,797)	(2,038)	(2,925)	(4,963)

Interest expense
Interest bearing transaction and
savings accounts	157	(766)	(609)	405	(2,065)	(1,660)
Time deposits	(339)	(2,114)	(2,453)	(819)	(4,649)	(5,468)
Federal funds purchased
and securities sold under
agreements to repurchase	(11)	(48)	(59)	(23)	(129)	(152)
Other borrowed funds
Short-term debt	6	3	9	15	3	18
Long-term debt	(250)	24	(226)	(414)	13	(401)

Total	(437)	(2,901)	(3,338)	(836)	(6,827)	(7,663)
(Decrease) increase in net
interest income	$(708)	$2,249	$1,541	$(1,202)	$3,902	$2,700

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings in order to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk inherent in the loan portfolio.  The level of provision to the allowance is based on management's judgment, with consideration given to the composition, maturity and other qualitative characteristics of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, and, after considering the factors previously noted, to determine the level of provision made to the allowance.

The provision for loan losses for the three month period ended June 30, 2010, was $3.8 million, compared to $2.6 million for the three month period ended June 30, 2009, an increase of $1.2 million.  The provision for loan losses for the six month period ended June 30, 2010, was $7.0 million, compared to $4.8 million for the six month period ended June 30, 2009, an increase of $2.2 million.  The provision increase was primarily due to an increase in net loan charge-offs, an increase in non-performing loans and a continued deterioration in the real estate market in the Northwest Arkansas region.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $17.2 million for the three month period ended June 30, 2010, an increase of $3.9 million, or 29.1%, compared to $13.3 million for the same period in 2009, primarily as a result of the $3.0 million gain on the FDIC assisted transaction.  For the six-months ended June 30, 2010, non-interest income was $29.4 million compared to $24.8 million reported for the same period ended June 30, 2009.  Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three-month and six-month periods ended June 30, 2010 and 2009, respectively, as well as changes in 2010 from 2009.

Table 5:  Non-Interest Income

	Three Months		2010		Six Months		2010
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2010	2009	2009		2010	2009	2009

Trust income	$1,170	$1,223	$(53)	-4.33%	$2,420	$2,549	$(129)	-5.06%
Service charges on
deposit accounts	4,739	4,571	168	3.68	9,040	8,298	742	8.94
Other service charges and fees	671	646	25	3.87	1,451	1,392	59	4.24
Income on sale of mortgage loans,
net of commissions	932	1,361	(429)	-31.52	1,535	2,400	(865)	-36.04
Income on investment banking,
net of commissions	776	675	101	14.96	1,381	1,086	295	27.16
Credit card fees	4,043	3,597	446	12.40	7,720	6,750	970	14.37
Premiums on sale of student loans	545	286	259	90.56	545	286	259	90.56
Bank owned life insurance income	566	299	267	89.30	857	677	180	26.59
Gain on sale of securities, net	--	144	(144)	-100.00	--	144	(144)	-100.00
Gain on FDIC assisted transaction	3,037	--	3,037	--	3,037	--	3,037	--
Other income	769	556	213	38.31	1,463	1,235	228	18.46

Total non-interest income	$17,248	$13,358	$3,890	29.12%	$29,449	$24,817	$4,632	18.66%

Recurring fee income for the three-month period ended June 30, 2010, was $10.6 million, an increase of $586,000 from the three month period ended June 30, 2009.  Recurring fee income for the six-month period ended June 30, 2010, was $20.6 million, an increase of $1.6 million from the six-month period ended June 30, 2009.  Service charges on deposit accounts increased by $168,000 and $742,000, respectively for the three-months and six-months ended June 30, due primarily to changes in our fee structure, along with core deposit growth.  Credit card fees increased $446,000, and 970,000, respectively, for the three-months and six-months ended June 30, due primarily to a higher volume of credit and debit card transactions.  Trust income decreased by $53,000 and $129,000, respectively, for the three-months and six-months ended June 30, due primarily to the sharp decline seen in our money fund shareholder service fees in the corporate trust area as money market rates have gone to near zero.

Income on sale of mortgage loans decreased by $429,000 and $865,000, respectively, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  This decline was primarily due to a combination of the winding down of the first time homeowners program and the general weakness in the economy, resulting in fewer refinancings.

Income on investment banking increased $101,000, and 295,000, respectively, for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to a volume-driven revenue increase in dealer-bank operations.

Premiums on sale of student loans increased by $259,000 for both the three and six months ended June 30, 2010, compared to the same periods in 2009, as we had no sales in either first quarter.  U.S. government legislation has eliminated the private sector from providing student loans after the 2009-2010 school year.  We plan to sell the balance of our loans that were originated for this school year, approximately $65 million of student loans, to the government during the third quarter of 2010, resulting in additional projected premiums of approximately $1.9 million.  See Loan Portfolio section for additional information on student loans.

There were no realized gains from the sale of securities for the three and six-month periods ended June 30, 2010, with gross realized gains of $144,000 recognized for the three and six-month periods ended June 30, 2009.  There were no realized losses over the same periods.

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

Non-interest expense for the three-month and six-month periods ended June 30, 2010, was $27.3 million and $54.1 million, an increase of $325,000, or 1.2%, and $1.5 million, or 2.8%, from the same periods in 2009.  The increase in non-interest expense was primarily due to non-recurring merger related costs associated with the Company’s FDIC assisted acquisition of SWCB on May 14, 2010, and non-recurring branch closing costs, partially offset by a reduction in deposit insurance expense.

Deposit insurance expense for the three-month and six-month periods ended June 30, 2010, decreased by $1.5 million and $1.1 million, respectively, from the same periods in 2009.  The decrease in deposit insurance expense was primarily due to the special assessment applied to all insured institutions as of June 30, 2009.  The decrease was partially offset by current year increases in the fee assessment rates and the exhaustion of available credits to offset assessments.

Fees paid for professional services for the three-month and six-month periods ended June 30, 2010, increased by $678,000 and $867,000, respectively, from the same periods in 2009.  The increase in professional services, which consist of audit, accounting, legal and consulting fees, was primarily due to the $443,000 of non-recurring merger related costs, most of which were professional fees.  Also contributing to the increase were fees related to our ongoing efficiency initiatives.  See the section titled Efficiency Initiatives in the Overview for additional information.

Other non-interest expense for the three and six-month periods ended June 30, 2010, increased $383,000 and $327,000, respectively, from the same periods in 2009.  The increase was primarily due to $372,000 of one-time non-recurring costs associated with our branch closing. See the section titled Efficiency Initiatives in the Overview for additional information.

Table 6 below shows non-interest expense for the three-month and six-month periods ended June 30, 2010 and 2009, respectively, as well as changes in 2010 from 2009.

Table 6:  Non-Interest Expense

	Three Months		2010		Six Months		2010
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2010	2009	2009		2010	2009	2009

Salaries and employee benefits	$15,064	$14,674	$390	2.66%	$30,230	$29,257	$973	3.33%
Occupancy expense, net	1,844	1,824	20	1.10	3,726	3,713	13	0.35
Furniture and equipment expense	1,526	1,527	(1)	-0.07	3,021	3,070	(49)	-1.60
Other real estate and
foreclosure expense	314	90	224	248.89	372	160	212	132.50
Deposit insurance	1,059	2,557	(1,498)	-58.58	2,014	3,090	(1,076)	-34.82
Other operating expenses
Professional services	1,276	598	678	113.38	2,402	1,535	867	56.48
Postage	620	556	64	11.51	1,274	1,179	95	8.06
Telephone	496	522	(26)	-4.98	1,124	1,051	73	6.95
Credit card expenses	1,346	1,225	121	9.88	2,630	2,498	132	5.28
Operating supplies	336	351	(15)	-4.27	657	747	(90)	-12.05
Amortization of intangibles	187	202	(15)	-7.43	388	403	(15)	-3.72
Other expense	3,208	2,825	383	13.56	6,233	5,906	327	5.54

Total non-interest expense	$27,276	$26,951	$325	1.21%	$54,071	$52,609	$1,462	2.78%

LOAN PORTFOLIO

Our loan portfolio, excluding loans covered by FDIC loss share agreements, averaged $1.848 billion and $1.921 billion during the first six months of 2010 and 2009, respectively.  As of June 30, 2010, total loans, excluding loans covered by FDIC loss share agreements, were $1.822 billion, a decrease of $53.0 million from December 31, 2009.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding, excluding loans covered by FDIC loss share agreements, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

	June 30,	December 31,
(In thousands)	2010	2009

Consumer
Credit cards	$180,591	$189,154
Student loans	133,012	114,296
Other consumer	127,343	139,647
Total consumer	440,946	443,097
Real Estate
Construction	153,869	180,759
Single family residential	386,570	392,208
Other commercial	574,859	596,517
Total real estate	1,115,298	1,169,484
Commercial
Commercial	151,817	168,206
Agricultural	104,247	84,866
Financial institutions	--	3,885
Total commercial	256,064	256,957
Other	9,720	5,451

Total loans before allowance for loan losses	$1,822,028	$1,874,989

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $440.9 million at June 30, 2010, or 24.2% of total loans, compared to $443.0 million, or 23.6% of total loans at December 31, 2009.  The decrease in consumer loans from December 31, 2009, to June 30, 2010, is primarily due to the seasonal decline in our credit card portfolio and a decline in indirect consumer loans, offset by the increase in the loans held in the student loan portfolio resulting from the current lack of a secondary market.

The student loan portfolio balance at June 30, 2010, was $133.0 million, compared to $114.3 million at December 31, 2009, an increase of $18.7 million, or 16.4%.  The significant increase was due to the lack of a secondary market for student loans.

Simmons has been in the student loan business since 1966, and we believe that the banking industry has been very efficient in serving the students and the schools in Arkansas.  However, U.S. government legislation finalized during the first quarter has eliminated the private sector from providing student loans after the 2009 - 2010 school year.  Therefore, as of June 30, 2010, Simmons and the banking industry are no longer providers of student loans.

As for our current student loan portfolio, we plan to sell the loans we originated during this school year under the program established in 2008 in which the government will purchase the loans at par plus a premium.  Sales of these loans during the third quarter of 2010 will leave approximately $65 million of student loans in our portfolio that will not qualify for the government purchase program.  We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.115 billion at June 30, 2010, or 61.2% of total loans, compared to the $1.169 billion, or 62.4% of total loans at December 31, 2009.  Our construction and development (“C&D”) loans decreased by $26.9 million, or 14.9%, with loans either migrating to our commercial real estate (“CRE”) portfolio or being liquidated or refinanced elsewhere.  Considering the challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix.  Our C&D loans represent only 8.4% of our loan portfolio and, CRE loans (excluding C&D) represent 31.6% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $256.1 million at June 30, 2010, or 14.1% of total loans, compared to $257.0 million, or 13.7% of total loans at December 31, 2009.  An increase in the agricultural loan portfolio due primarily to seasonality was offset by a decrease in other commercial loans due to weak loan demand throughout Arkansas.

COVERED ASSETS

On May 14, 2010, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of SWCB in an FDIC assisted transaction that generated a pre-tax bargain-purchase gain of $3.0 million.  Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby the Bank is indemnified against 80% of losses.  The loans acquired from the former SWCB, as well as the acquired other real estate owned and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.  A summary of the covered assets is as follows.

Table 8:  Covered Assets

June 30,
(In thousands)	2010

Loans, net of discount	$39,346
Other real estate owned, net of discount	3,609
FDIC loss share receivable	12,614
Total covered assets	$55,569

ASSET QUALITY

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loans.  Impaired loans include non-performing loans (loans past due 90 days or more and nonaccrual loans) and certain other loans identified by management that are still performing.

Non-performing loans, excluding all assets covered by FDIC loss share agreements, are comprised of (a) nonaccrual loans, (b) loans that are contractually past due 90 days and (c) other loans for which terms have been restructured to provide a reduction or deferral of interest or principal, because of deterioration in the financial position of the borrower.  The subsidiary banks recognize income principally on the accrual basis of accounting.  When loans are classified as nonaccrual, generally, the accrued interest is charged off and no further interest is accrued.  Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectability of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection.  If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, with the banking industry no longer able to access the secondary market, and because the temporary federal government program only purchases student loans originated in the current year, we are required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $3.2 million of Government guaranteed student loans became over 90 days past due during the quarter ending June 30, 2010.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Foreclosed assets held for sale, excluding other real estate covered by FDIC loss share agreements, increased by $10.9 million from December 31, 2009, to June 30, 2010, as we continue to aggressively manage our non-performing assets.  The majority of the increase was attributable to our acceptance of a deed in lieu of foreclosure for an $8.1 million motel loan in the Northwest Arkansas region, previously in nonaccrual status.  We recorded the property at $6.7 million, with the difference charged-off through our allowance for loan losses.  This transaction is also the primary reason our nonaccrual loans decreased by $8.6 million from year end.  Total non-performing assets declined slightly from December 31, 2009.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain relatively good asset quality.  The allowance for loan losses as a percent of total loans was 1.42% as of June 30, 2010.  Non-performing loans equaled 0.95% of total loans.  Non-performing assets were 1.13% of total assets, up 8 basis points from year end.  The allowance for loan losses was 150% of non-performing loans. Our annualized net charge-offs to total loans for the second quarter of 2010 was 0.64%.  Excluding credit cards, the annualized net charge-offs to total loans for the second quarter was 0.45%.  Annualized net credit card charge-offs to total credit card loans for the second quarter were 2.41%, compared to 2.61% during the full year 2009, yet more than 800 basis points below the most recently published credit card charge-off industry average.

The Company does not own any securities backed by subprime mortgage assets, and offers no mortgage loan products that target subprime borrowers. There were troubled debt restructurings (TDRs) totaling $16.3 million and $20.9 million at June 30, 2010, and December 31, 2009, respectively. TDRs that are not performing as restructured are included in the non-performing assets table below.

Table 9 presents information concerning non-performing assets, including nonaccrual and other real estate owned (excluding covered loans and covered other real estate owned).

Table 9:  Non-performing Assets

	June 30,	December 31,
($ in thousands)	2010	2009

Nonaccrual loans	$13,424	$21,994
Loans past due 90 days or more
(principal or interest payments):
Government guaranteed student loans (1)	3,230	1,939
Other loans	644	1,383
Total loans past due 90 days or more	3,874	3,322
Total non-performing loans	17,298	25,316

Other non-performing assets:
Foreclosed assets held for sale	20,091	9,179
Other non-performing assets	128	20
Total other non-performing assets	20,219	9,199

Total non-performing assets	$37,517	$34,515

Allowance for loan losses to
non-performing loans (2)	149.62%	98.81%
Non-performing loans to total loans (2)	0.95%	1.35%
Non-performing loans to total loans
(excluding Government guaranteed student loans) (1) (2)	0.77%	1.25%
Non-performing assets to total assets (2)	1.24%	1.12%
Non-performing assets to total assets
(excluding Government guaranteed student loans) (1) (2)	1.13%	1.05%

(1)
Student loans past due 90 days or more are included in non-performing loans.  Student loans are Government guaranteed and will be purchased at 97% of principal and accrued interest when they exceed 270 days past due; therefore, non-performing ratios have been calculated excluding these loans.

(2)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

There was no interest income on the nonaccrual loans recorded for the six month periods ended June 30, 2010 and 2009.

At June 30, 2010, impaired loans, net of government guarantees, excluding loans covered by FDIC loss share agreements, were $55.1 million compared to $46.9 million at December 31, 2009.  Impaired loans at June 30, 2010, include $3.2 million of government guaranteed student loans.  During the three months ended June 30, 2010, some large commercial real estate loan relationships in the Northwest Arkansas region were downgraded and considered impaired.  However, individual impairment testing on these loans, based on current appraisals, revealed the need for specific reserves that were actually smaller for these relationships than had previously been applied based on our model.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2010	2009

Balance, beginning of year	$25,016	$25,841

Loans charged off
Credit card	2,774	2,620
Other consumer	1,352	1,058
Real estate	4,655	3,086
Commercial	515	909
Total loans charged off	9,296	7,673

Recoveries of loans previously charged off
Credit card	502	415
Other consumer	605	404
Real estate	1,870	845
Commercial	194	440
Total recoveries	3,171	2,104
Net loans charged off	6,125	5,569
Provision for loan losses	6,990	4,760

Balance, June 30	$25,881	25,032

Loans charged off
Credit card		2,716
Other consumer		1,700
Real estate		1,728
Commercial		1,011
Total loans charged off		7,155

Recoveries of loans previously charged off
Credit card		505
Other consumer		269
Real estate		548
Commercial		261
Total recoveries		1,583
Net loans charged off		5,572
Provision for loan losses		5,556

Balance, end of year		$25,016

Provision for Loan Losses

The amount of provision to the allowance during the six month periods ended June 30, 2010 and 2009, and for the year ended December 31, 2009, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance.

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

As of June 30, 2010, the allowance for loan losses reflects an increase of approximately $865,000 from December 31, 2009, while total loans decreased by $53.0 million over the same six month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  We are also cautious regarding the continued softening of the real estate market in Arkansas.  The housing industry remains one of the weakest links for economic recovery.  Although Arkansas’s unemployment rate is lagging behind the national average, it has continued to rise.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is at a level considered appropriate in relation to the estimated risk inherent in the loan portfolio for the period ended June 30, 2010.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 11.

Table 11:  Allocation of Allowance for Loan Losses

	June 30, 2010		December 31, 2009
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$5,464	9.9%	$5,808	10.1%
Other consumer	1,835	14.3%	1,719	13.5%
Real estate	11,466	61.2%	11,164	62.4%
Commercial	2,230	14.1%	2,451	13.7%
Other	250	0.5%	161	0.3%
Unallocated	4,636		3,713

Total	$25,881	100.0%	$25,016	100.0%

(1) Percentage of loans in each category to total loans not covered by FDIC loss share.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 76 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of June 30, 2010, core deposits comprised 83.8% of our total deposits.

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

Our total deposits as of June 30, 2010, were $2.394 billion, a decrease of $38.6 million from December 31, 2009.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Non-interest bearing transaction accounts decreased $5.0 million to $358.2 million at June 30, 2010, compared to $363.2 million at December 31, 2009.  Interest bearing transaction and savings accounts were $1.173 billion at June 30, 2010, a $16.5 million increase compared to $1.156 billion on December 31, 2009.  Total time deposits decreased approximately $50.1 million to $862.7 million at June 30, 2010, from $912.8 million at December 31, 2009.  We had $21.7 million and $21.4 of brokered deposits at June 30, 2010, and December 31, 2009, respectively.

LONG-TERM DEBT

Our long-term debt was $138.9 million and $159.8 million at June 30, 2010, and December 31, 2009, respectively.   The outstanding balance for June 30, 2010, includes $108.0 million in FHLB long-term advances and $30.9 million of trust preferred securities.  During the six months ended June 30, 2010, we decreased long-term debt by $20.9 million, or 13.1%, from December 31, 2009.

CAPITAL

Overview

At June 30, 2010, total capital reached $379.1 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At June 30, 2010, our equity to asset ratio was 12.53% compared to 12.0% at year-end 2009.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of June 30, 2010, no preferred stock has been issued.

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

Stock Repurchase

On November 28, 2007, we announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares we intend to repurchase.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  We intend to use the repurchased shares for stock based compensation programs, for payment of future stock dividends and for general corporate purposes.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  As part of our strategic focus on building capital, we suspended our stock repurchase program in July 2008.  We made no purchases of our common stock during the six months ended June 30, 2010, or year ended December 31, 2009.  Because of the recently completed stock offering and based on our strategy to retain capital, we do not anticipate resuming our stock repurchase during 2010.

Cash Dividends

We declared cash dividends on our common stock of $0.38 per share for the first six months of 2010, unchanged from the same period of 2009.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2010, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at June 30, 2010, and December 31, 2009, are presented in table 12 below:

Table 12:  Risk-Based Capital

	June 30,	December 31,
($ in thousands)	2010	2009

Tier 1 capital
Stockholders’ equity	$379,144	$371,247
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums (1)	(49,476)	(51,128)
Unrealized gain (loss) on available-for-sale
securities, net of income taxes	(1,100)	(762)

Total Tier 1 capital	358,568	349,357

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	1	5
Qualifying allowance for loan losses	23,737	24,405

Total Tier 2 capital	23,738	24,410

Total risk-based capital	$382,306	$373,767

Risk weighted assets	$1,895,258	$1,950,227

Assets for leverage ratio	$3,020,704	$3,002,275

Ratios at end of period
Tier 1 leverage ratio	11.87%	11.64%
Tier 1 risk-based capital ratio	18.92%	17.91%
Total risk-based capital ratio	20.17%	19.17%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%

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

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible loan losses, fair value for covered loans, covered other real estate owned and FDIC loss share receivable; and those factors set forth under Item 1A. Risk-Factors of this report and other cautionary statements set forth elsewhere in this report.   Many of these factors are beyond our ability to predict or control.  In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {Gain on FDIC assisted transaction, merger related expense and branch right sizing expense}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

The Company believes the exclusion of these nonrecurring items in expressing earnings and certain other financial measures, including “core earnings”, provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. This non-GAAP financial measure is also used by management to assess the performance of the Company’s business, because management does not consider these nonrecurring items to be relevant to ongoing financial performance.  Management and the Board of Directors utilize “core earnings” (non-GAAP) for the following purposes:

   ●   Preparation of the Company’s operating budgets
   ●   Monthly financial performance reporting
   ●   Monthly “flash” reporting of consolidated results (management only)
   ●   Investor presentations of Company performance

The Company believes the presentation of “core earnings” on a diluted per share basis, “diluted core earnings per share” (non-GAAP), provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance.  This non-GAAP financial measure is also used by management to assess the performance of the Company’s business, because management does not consider these nonrecurring items to be relevant to ongoing financial performance on a per share basis.  Management and the Board of Directors utilize “diluted core earnings per share” (non-GAAP) for the following purposes:

   ●   Calculation of annual performance-based incentives for certain executives
   ●   Calculation of long-term performance-based incentives for certain executives
   ●   Investor presentations of Company performance

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009

Net Income	$7,981	$5,509	$12,937	$10,745
Nonrecurring items
Gain on FDIC assisted transaction	(3,037)	--	(3,037)	--
Merger related costs	443	--	443	--
Branch right sizing	372	--	372	--
Tax effect (1)	769	--	769	--

Net nonrecurring items	(1,453)	--	(1,453)	--

Core earnings (non-GAAP)	$6,528	$5,509	$11,484	$10,745

Diluted earnings per share	$0.46	$0.39	$0.75	$0.76
Nonrecurring items
Gain on FDIC assisted transaction	(0.18)	--	(0.18)	--
Merger related costs	0.03	--	0.03	--
Branch right sizing	0.02	--	0.02	--
Tax effect (1)	0.05	--	0.05	--

Net nonrecurring items	(0.08)	--	(0.08)	--

Diluted core earnings per share (non-GAAP)	$0.38	$0.39	$0.67	$0.76

(1) Effective tax rate of 39.225%, adjusted for additional fair value deduction related to the donation of closed branch with a fair value significantly higher than its book value.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At June 30, 2010, undivided profits of the Company's subsidiary banks were approximately $172.2 million, of which approximately $16.1 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At June 30, 2010, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At June 30, 2010, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 16.4% of total assets, as compared to 17.8% at December 31, 2009.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $378 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 34% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

The table below presents our interest rate sensitivity position at June 30, 2010.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 14:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$164,193	$--	$--	$--	$--	$--	$--	$164,193
Assets held in trading
accounts	7,827	--	--	--	--	--	--	7,827
Investment securities	141,136	134,026	29,599	93,411	74,775	119,379	67,723	660,049
Mortgage loans held for sale	18,298	--	--	--	--	--	--	18,298
Loans	747,534	93,914	115,096	273,596	315,332	237,366	39,190	1,822,028
Covered loans	47,993	1,007	1,210	1,237	1,072	908	(14,081)	39,346

Total earning assets	1,126,981	228,947	145,905	368,244	391,179	357,653	92,832	2,711,741

Interest bearing liabilities
Interest bearing transaction
and savings deposits	697,994	--	--	--	94,950	284,852	94,950	1,172,746
Time deposits	94,327	138,877	232,133	273,082	98,579	25,679	--	862,677
Short-term debt	87,658	--	--	--	--	--	--	87,658
Long-term debt	480	12,275	13,056	39,045	7,900	28,290	37,847	138,893
Total interest bearing
liabilities	880,459	151,152	245,189	312,127	201,429	338,821	132,797	2,261,974

Interest rate sensitivity Gap	$246,522	$77,795	$(99,284)	$56,117	$189,750	$18,832	$(39,965)	$449,767
Cumulative interest rate
sensitivity Gap	$246,522	$324,317	$225,033	$281,150	$470,900	$489,732	$449,767
Cumulative rate sensitive asset
to rate sensitive liabilities	128.0%	131.4%	117.6%	117.7%	126.3%	123.0%	119.9%
Cumulative Gap as a % of
earning assets	9.1%	12.0%	8.3%	10.4%	17.4%	18.1%	16.6%

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:        Other Information

Item 1A.      Risk Factors

Other than the risk factor described below related to our recent FDIC assisted acquisition, there have been no material changes to the risk factors disclosed in Part 1, Item 1A. Risk Factors in the Company’s Form 10-K for the year ended December 31, 2009.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Failure to Comply with the Terms of Loss Sharing Arrangements with the FDIC May Result in Significant Losses

On May 14, 2010, the Bank entered into a purchase and assumption agreement and loss share agreements with the FDIC under which the Bank acquired substantially all assets and assumed substantially all of the deposits and certain other liabilities of the former Southwest Community Bank (“SWCB”).  Under the loss share agreements, the FDIC will reimburse the Bank for a 80% of losses arising from covered assets of the former SWCB.  Any failure to comply with the terms of any loss share agreements the Bank has with the FDIC, or to properly service the loans and other real estate owned covered by any loss share agreements, may cause individual loans, large pools of loans or other covered assets to lose eligibility for reimbursement to the Bank from the FDIC.  This could result in material losses that are currently not anticipated and could adversely affect the Company’s financial condition, results of operations or liquidity.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended June 30, 2010.

Item 6.         Exhibits

Exhibit No.	Description

2.1
Purchase and Assumption Agreement, dated as of May 14, 2010, among Federal Insurance Deposit Corporation, Receiver of Southwest Community Bank, Springfield, Missouri, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for May 19, 2010 (File No. 0-6253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 9, 2010	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date:	August 9, 2010	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer