Form 10-K/A
period 2009-12-31
SIMMONS FIRST NATIONAL CORP
filed 2010-08-20
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934 For the fiscal year ended: December 31, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas (State or other jurisdiction of incorporation or organization)	71-0407808 (I.R.S. employer identification No.)

501 Main Street, Pine Bluff, Arkansas (Address of principal executive offices)	71601 (Zip Code)
(870) 541-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The Nasdaq Stock Market®
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
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

The number of shares outstanding of the Registrant's Common Stock as of August 13, 2010, was 17,227,284.

Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 20, 2010, are incorporation by reference into Part III.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (the "Amendment") amends our annual report for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission ("SEC") on March 2, 2010, (the "Original Report").  We are filing this Amendment to address comments received from the SEC’s staff subsequent to filing our Original Report.  In response to such comments, we have amended the Original Report to include revised disclosures concerning our controls and procedures, executive compensation, and transactions with related persons and to include additional exhibits.

Specifically, the revised disclosures in the Amendment:

●	modify the language in the disclosure under subsection (b) of Item 9A to track the provisions of Item 308(c) of Regulation S-K.

●
modify the Compensation Discussion and Analysis, incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A under Item 11 of the Original Report to include the names of the members of the peer group and to disclose the performance targets for incentive awards for the 2009 fiscal year.

●	modify the language in the disclosure under Item 13 concerning Transactions with Related Persons to track the disclosure contained in Instruction 4(c) of Item 404(a) of Regulation S-K.
We also have amended and restated the Index of Exhibits in Item 15 by adding Exhibits 10.10 through 10.37; which were omitted from the Original Report.  Certain of the additional exhibits (Exhibits 10.10 through 10.20, Exhibit 10.23 and Exhibits 10.28 through 10.37) have previously been filed with the SEC.

All of the revisions described above appear in sections "Item 9A Controls and Procedures", "Item 11 Executive Compensation", “Item 13 Certain Relationships and Related Transactions, and Director Independence" and "Item 15 Exhibits”.  No other information in the Original Report, is amended hereby.  Therefore, Item 9A, Item 11, Item 13, and Item 15 are contained in this Amendment.  Except for the foregoing, the Amendment speaks as of the filing date of the Original Report and does not update or discuss any other Company developments after the date of the Original Report.

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

(b) Changes in Internal Controls.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 11.               EXECUTIVE COMPENSATION

Disclosures required by Item 11 are incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2010, to be filed pursuant to Regulation 14A on or about March 18, 2010, except for the disclosures in the Compensation Discussion and Analysis related to Peer Comparison and the Executive Compensation Program Overview, which are set forth below.

Peer Comparison

In determining the amount of named executive officer compensation each year, the NCCGC reviews competitive market data from the banking industry as a whole and a specific peer group of comparably sized banking organizations.  The NCCGC uses a peer group of banking organizations for comparison in setting executive compensation practices and levels of base salary, incentives and benefits. In 2007, NCCGC adopted the Company's compensation consultant's recommendation that the Company select a peer group of banking organizations with assets of $2 to $4 billion which are located in Arkansas, states contiguous to Arkansas or states contiguous to states contiguous to Arkansas as its peer group for compensation.  In the latest study for 2010, the definition of the peer group was modified to consist of 18 publicly traded banks in the Southeast region with assets between $2 billion to $5 billion.  The modification of the peer group definition provides a focus more on the Southeastern region including banks in Georgia and Florida, while removing banks in Illinois and Indiana.  The name and ticker symbol for each member of the peer is set forth below:

Ameris Bancorp (ABCB)
BancTrust Financial Group, Inc. (BTFG)
Capital City Bank Group, Inc. (CCBG)
Enterprise Financial Services Corp. (EFSC)
First Financial Bankshares, Inc. (FFIN)
Green Bankshares, Inc. (GRNB)
Renasant Corporation (RNST)
Seacoast Banking Corp. of Florida (SBCF)
Southwest Bancorp, Inc. (OKSB)

BancFirst Corporation (BANF)
Bank of the Ozarks, Inc. (OZRK)
Community Trust Bancorp, Inc. (CTBI)
Farmers Capital Bank Corporation (FFKT)
Great Southern Bancorp, Inc. (GSBC)
Home BancShares, Inc. (HOMB)
Republic Bancorp, Inc. (RBCAA)
Southside Bancshares, Inc. (SBSI)
Sterling Bancshares, Inc. (SBIB)

The NCCGC believes the modified peer group is more indicative of the market in which the Company competes for the employment and retention of executive management and yet, such institutions are of similar size and have similar numbers of employees, product offerings and geographic scope.  In recent years, due to the consolidation in the banking industry, the number of organizations which would satisfy the criteria for inclusion in the peer group has significantly declined.

The executive salary and benefits program are targeted to the peer group median for each compensation category in order to be competitive in the market.  The Company's incentive programs are analyzed with similar programs of the peer group.  The incentive programs are designed for the emphasis of performance based compensation within the Company's specific business operations.

The NCCGC attempts to make compensation decisions consistent with the foregoing objectives and considerations including, in particular, market levels of compensation necessary to attract, retain and motivate the executive officers.  Therefore, the aggregate wealth accumulated or realizable by an executive from past compensation grants is not considered in setting compensation or making additional grants.

Executive Compensation Program Overview

The four primary components of the executive compensation program are:

●	base salary and bonus,
●	non-equity incentives,
●	equity incentives, and
●	benefits.

 A brief description of these four components and related programs follows.

1.    Base Salary and Bonus

Base salary is designed to provide competitive levels of compensation to executives based upon their experience, duties and scope of responsibility.  The Company pays base salaries because it provides a basic level of compensation and is necessary to recruit and retain executives.  The Company may use annual base salary adjustments to reflect an individual's performance or changed responsibilities.  Base salary levels are also used as a benchmark for the amount of incentive compensation granted to an executive.  For example, participation in the EIP is set within a range based upon the executive's salary grade.

As discussed above, the Company's executive compensation program emphasizes targeting the total amount of compensation to peer group practices with a mix of compensation, including a significant component of incentive compensation.  At lower executive levels, base salaries represent a larger proportion of total compensation but at senior executive levels total compensation contains a larger component of incentive compensation opportunities.

Historically, the NCCGC has approved bonuses for executive officers for special circumstances but does not generally utilize discretionary bonuses as a significant part of the executive compensation program.  The NCCGC has recently re-examined its position regarding discretionary compensation, including discretionary bonuses.  Recent economic turmoil in the banking industry accentuated the importance of certain factors which may affect the long term economic and financial health of the Company but are not subject to quantification and annual performance goals.  In response, in January, 2010, the NCCGC recommended and the Board approved discretionary bonuses, in the form of stock grants with immediate vesting to certain executive officers.  J. Thomas May, Chairman and Chief Executive Officer, was granted such a bonus for his leadership (i) in 2008 and 2009 which resulted in extraordinary financial performance in asset quality, capital, liquidity and earnings, (ii) in guiding the Company's election into and ultimate declination to participate in the U. S. Treasury's TARP program and (iii) in completion of the Company's $75 million equity offering in late 2009.  David Bartlett, President and Chief Operating Officer, Robert A. Fehlman, Executive Vice President and Chief Financial Officer, Marty D. Casteel, Executive Vice President - Administration and Robert C. Dill, Executive Vice President, were each granted such a bonus for extraordinary service to the Company during 2009 related to the Company's equity offering, the Company's ongoing revenue and efficiency initiatives and for the exemplary performance of the Company regarding core earnings growth, capital maintenance and asset quality.  While the NCCGC will continue to consider discretionary bonuses from time to time for its executives based upon extraordinary service, the modification of the EIP to add a discretionary element to the EIP grants is expected to be utilized in most instances hereafter to satisfy the need for recognition of extraordinary service through discretionary compensation.

2.    Non-Equity Incentives

The Company uses the EIP as a short term incentive to encourage achievement of its annual performance goals. Prior to 2008, the EIP consisted of two separate components, Base Profit Sharing Incentive, referred to as Base Incentive, and Bonus Profit Sharing Incentive, referred to as Bonus Incentive.  The Company's compensation consultant recommended that the EIP be simplified by eliminating the two components of EIP and the NCCGC has implemented this recommendation effective for 2008 and subsequent years.  The EIP now consists of only one component.  The EIP focuses on the achievement of annual financial goals and awards.  The EIP is designed to:

●	support strategic business objectives,
●	promote the attainment of specific financial goals for the Company and the executive,
●	reward achievement of specific performance objectives, and
●	encourage teamwork.

The EIP is designed to provide executives with market competitive compensation based upon their experience and scope of responsibility.  The size of an executive's EIP award is influenced by these factors, market practices, Company performance and individual performance.  The NCCGC generally sets the annual EIP award for an executive to provide an incentive at the market median for expected levels of performance.  All of the named executive officers participate in the EIP.  Awards earned under the EIP are contingent upon employment with the Company through the end of the fiscal year, except for payments made in the event of death, retirement or disability.

The ultimate amount paid to an executive under the EIP is a function of four variables:

●	the executive's level of participation;
●	the goals set for the Company;
●	the payout amounts established by the NCCGC which correspond to threshold, target and maximum levels of performance; and
●	the NCCGC's determination of the extent to which the goals were met.

Each participant in the EIP is allocated a targeted benefit as a percentage of his or her base salary which is payable if the Company's performance satisfies the Target performance points for all components under the EIP and satisfies the qualifying criteria.  The table below shows the targeted benefit for each of the named executive officers for 2009.

	Targeted Benefit
Executive Name & Title	(% of Base Salary)	Targeted Benefit ($)
J. Thomas May, Chief Executive Officer	75.00%	$355,712
Robert A. Fehlman, Chief Financial Officer	37.50%	$84,488
David Bartlett, President &Chief Operating Officer	45.00%	$141,646
Marty D. Casteel, Executive Vice President	37.50%	$84,488
Robert Dill, Executive Vice President	27.50%	$49,333

For 2009, the Company based the EIP awards on three components, the Company's earnings per share (45%), the performance of the Company's affiliates (30%) and the Company's other strategic initiatives (25%).  Generally, each component has three performance points that determine the participant's entitlement for that component, Threshold, Target and Maximum.  No entitlement is earned for a component if the Company's performance is below the Threshold.  The Company's performance at the Threshold level for a component entitles the participant to 50% of the Participant's target benefit times the weighting factor for such component. The Company's performance at the Target level for a component entitles the participant to 100% of the Participant's target benefit times the weighting factor for such component.  The Company's performance at the Maximum level entitles the participant to 200% (133% in the case of Mr. May) of the Participant's target benefit times the weighting factor for such component.  Performance in excess of the Maximum does not entitle the participant to a benefit in excess of the maximum target benefit times the weighting of that component.  If the performance with respect to any component is in excess of the Threshold and less than the Maximum, then the participant's entitlement is a pro rated percentage computed based upon the Company's actual performance in proportion to the closest performance points for that component.

The earnings per share component is based upon the Company's earnings per share adjusted to exclude the tax adjusted EIP expense and any extraordinary expenses. This component is allocated 45% of the participant's Target EIP benefit. In most years, the Threshold for the earnings per share is the prior year's earnings per share, as so adjusted.  However due to the Company's mediocre performance in 2008, producing an adjusted earnings per share of $1.76, the NCCGC set the threshold for 2009 at $1.85, or 105% of the 2008 adjusted earnings per share.  The Target and Maximum for 2009 were set at $1.94 and $2.18, respectively, or 110% and 124%, respectively, of the 2008 adjusted earnings per share.  For 2009, the only excluded extraordinary expense in the computation of the earnings per share was the FDIC Special Assessment which aggregated $1,332,000 or $0.09 per share.   The actual adjusted earnings per share for 2009 were $1.87.  The 2009 results for this component were 61% of Target, after applying the 45% weighting factor for this component the participants are entitled to an EIP benefit of 27% of the target benefit based upon the earnings per share component.

The affiliate performance component is based upon the earnings (as adjusted for tax adjusted EIP expense and extraordinary expenses) of each of the eight subsidiary banks of the Company, Simmons First National Bank (SFNB), Simmons First Bank of South Arkansas (SFBSA), Simmons First Bank of Jonesboro (SFBJ), Simmons First Bank of Northwest Arkansas (SFBNA), Simmons First Bank of Searcy, (SFBS), Simmons First Bank of Russellville (SFBR), Simmons First Bank of El Dorado, N.A. (SFBED), Simmons First Bank of Hot Springs (SFBHS).  This component is allocated 30% of the participant's Target EIP benefit. The NCCGC establishes a Threshold, Target and Maximum earnings level for each subsidiary bank.  Generally the Threshold is the prior year's actual performance, however if a bank's prior year performance was significantly below expectations, a Threshold higher than the prior years earnings may be established.  For 2009, two subsidiary banks had Thresholds set in excess of their actual 2008 earnings.  The following table sets forth certain information concerning the affiliate performance factor:

Affiliate Performance Component
($ in Thousands)							Affiliate	Affiliate
	2008	Threshold	Target	Maximum	2009	Payout	Proration	Performance
Bank	Actual	(50%)	(100%)	(200%)	Actual	Pct.	Percentage	Percentage
SFNB	$13,381	$14,492	$15,689	$17,632	$13,019	0%	47.70%	0%
SFBSA	2,697	2,697	2,832	3,182	2,683	0%	8.60%	0%
SFBJ	3,463	3,463	3,636	4,086	4,608	200%	11.00%	22%
SFBNA	-451	1,434	1,506	3,011	103	0%	4.60%	0%
SFBS	1,565	1,565	1,643	1,847	2,074	200%	5.00%	10%
SFBR	2,179	2,179	2,288	2,571	2,280	96%	7.00%	7%
SFBED	3,492	3,492	3,667	4,121	3,721	112%	11.10%	12%
SFBHS	1,573	1,573	1,652	1,856	1,648	98%	5.00%	5%
Total								56%

The 2009 results for this factor were 56% of Target, after applying the 30% weighting factor for this component the participants are entitled to an EIP benefit of 17% of the target benefit based upon the affiliate performance component.

The strategic initiatives component is based upon specified criteria that the NCCGC has identified as significant considering the Company's short term business plan and implementation strategies.  The specified criteria or the relative weighting of the criteria may change from time to time.  For 2009, the NCCGC identified five sub-components of the Strategic Initiatives component, core deposit growth, non-interest expense control, control of past due loans, control of non-performing assets, and control of classified loans.   The strategic initiatives component is allocated 25% of the participant's Target EIP benefit, with each subcomponent being allocated 5% of the participants' Target EIP benefit.

The core deposit growth subcomponent is based upon the aggregate number of core deposit accounts with the Company.  At the end of 2008, the aggregate number of core deposit accounts was 149,930. The Threshold required 2% growth in the number of accounts or, an increase to 152,929 accounts, the Target required 4% growth or an increase to 155,927 accounts and the Maximum was set at 6% growth or an increase to 158,926 accounts.  The number of core deposit accounts at the end of 2009 was 147,074.  The Threshold was not satisfied so no participant received any EIP benefit attributable to the core deposit growth sub-component.

The noninterest expense control sub-component is based upon the financial performance of the Company regarding its budgeted non-interest expense.  For the purposes of the EIP, the budgeted non-interest expense is adjusted to remove any non-recurring items, e.g. tax adjusted EIP expense, commissions, FDIC special assessments.  The Threshold for 2009 was set for non-interest expense not to exceed $101,726,000, the Target was $99,691,000, or a 2% reduction in budgeted non-interest expense and the Maximum was $97,657,000, or a 4% reduction in budgeted non-interest expense.  The company's non-interest expense as computed for the EIP for 2009 was $103,146,000.  The Threshold was not satisfied so no participant received any EIP benefit attributable to the non-interest expense sub-component.

The remaining three subcomponents of the strategic initiatives component, control of loans past due over 30 days but less than 90 days (excluding credit cards and student loans), control of non-performing assets and control of classified loans, all relate to asset quality and are based upon a single performance point.  Therefore, participants either receive all of the EIP benefit allocated to each sub-component if the relevant performance point is satisfied, or none of the allocated EIP benefit if the relevant performance point is not satisfied.  The performance points for these sub-components are based upon internal goals and criteria.

The performance point for loans past due more than 30 days but less than 89 days was no more than 0.85% of total loans.  The actual performance for 2009 was 0.70% of total loans.  The performance point was satisfied so each participant received 5% of his targeted EIP benefit attributable to the control of past due loans sub-component.

The performance point for control of non-performing assets was no more than 0.90% of total assets. For the EIP computation nonperforming assets includes non-accrual loans (excluding student loans) and other real estate owned.  The actual performance for 2009 was 1.05% of total assets.  The performance point was not satisfied so no participant received any targeted EIP benefit attributable to the control of nonperforming assets sub-component.

The Company in monitoring its asset quality has developed an internal system of grading loans to assess the likelihood of repayment based upon the financial strength of the borrower and guarantors, value of the collateral and other relevant factors.  The loan grading system has eight categories, the top four categories are for performing loans with no more than an insignificant risk of non-payment.  The bottom four categories, criticized, substandard, doubtful and loss contain loans that the Company has determined have more than an insignificant risk of non-payment.  Loans in these bottom four categories are referred to as classified loans.  The performance point for 2009 was that classified loans should not exceed 18% of total loans.  The actual performance for 2009 was 14.56% of total loans.  The performance point was satisfied so each participant received 5% of his targeted EIP benefit attributable to the control of classified loans sub-component.

In addition to the performance based components discussed above, the EIP has several qualifying criteria that must be satisfied annually in order for any participant to qualify for benefits under the EIP. The failure to satisfy any one of the qualifying criteria will prevent the participant from earning any EIP benefit to which he or she would have been entitled under based upon the EIP components discussed above.  The first two qualifying criteria are the Company's return on tangible equity must exceed 0.50% and the Company's non-performing assets must be less than 2.50% of total assets.  The third and fourth qualifying criteria are based upon ratings granted pursuant to confidential regulatory examinations.  The fifth qualifying criterion requires the participant to have a satisfactory individual performance rating.  The Company satisfied the first four qualifying criteria in 2009 and each of the named executive officer had at least a satisfactory individual performance rating for 2009.

In summary, the NCCGC determined that for 2009 the Company did satisfy the qualifying criteria, Company's earnings per share component, the affiliate performance component and two of the five subcomponents strategic initiative component.  The EIP payments to the named executive officers for 2009 were approximately 54% of the target EIP award amounts.

For 2010, the Company will base EIP awards on the Company's earnings per share (25%), the performance of the Company's affiliates (20%), asset quality initiatives (25%), the Company's other strategic initiatives (5%) with the remaining 25% based upon discretionary factors selected by the NCCGC.

The NCCGC sets the performance measures in the first quarter of each year based largely on management's confidential business plan and budget for the coming year, which typically includes planned revenue growth, cost reductions and profit improvement. The NCCGC also sets threshold, target and maximum performance points.  Target and maximum performance points reflect ambitious goals which can only be attained when business results are exceptional.  Minimum award or performance points for the earnings per share component are usually set at the prior year's earnings per share, unless a higher threshold is determined to be appropriate due to substandard financial performance in the prior year.

Finally, the NCCGC assesses actual performance relative to pre-set goals and, in doing so, determines the amount of any final award payment.  In determining final awards and in evaluating personal performance, the NCCGC considers adjustments to GAAP net income and other corporate performance measures for unplanned, unusual or non-recurring items of gain or expense.

The discretionary portion of the EIP is new for 2010. The NCCGC has decided that the long term economic and financial performance of the Company can be significantly affected by certain factors that are difficult to quantify and may not be subject to annual performance goals.  Some of these factors involve long term efficiency and revenue enhancement initiatives, initiatives involving continued utilization of existing financial centers and utilization of capital through private or FDIC assisted acquisitions.  For 2010, 25% of the potential EIP payout will be determined on a discretionary basis by the NCCGC based upon factors which it selects as appropriate.

3.    Equity Incentives

Historically, the Company has made stock option and restricted stock awards to executives of the Company and its subsidiary banks.  These awards are generally granted once a year, although in special circumstances additional grants may be made.  These awards are used to create a common economic interest among executives and shareholders and to recruit and retain qualified executives.  From time to time, the Company has made routine grants of restricted stock to its executives and also has utilized restricted stock grants in connection with the hiring, promotion or retention of executives. The Company's stock options generally have an exercise price equal to the closing price of the Company's stock on the day prior to the date of grant, a ten year term and vest in equal installments over five years after the date of grant.  Accordingly, the actual value an executive will realize from an option is tied to appreciation in the stock price and, therefore, is aligned with increased corporate performance and shareholder returns.  The restricted stock granted last year as well as the outstanding option grants and unvested restricted stock grants from prior years are reflected in the tables below.

During 2009, the restricted stock grants were made under the Simmons First National Corporation Executive Stock Incentive Plan - 2006, which is administered by the NCCGC.  No stock options were granted in 2009. Under this plan, the Company is authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock.  Historically, the NCCGC has utilized incentive stock options for most executives, but due to recent changes in the accounting rules regarding stock based compensation and the recent turmoil in the banking industry, the Company has decided to de-emphasize stock options and increase the use of restricted stock in making future grants.  On several occasions in the past, the NCCGC has chosen to grant non-qualified stock options when under the specific circumstances the desired grants would not qualify as incentive stock options or the NCCGC determined that stock appreciation rights should be granted with the options.

The level of equity incentive compensation that an executive will receive is a function of four variables:

●	the executive's level of participation;
●	the goals set for the Company;
●	the payout amounts established by the NCCGC which correspond to threshold, target and maximum levels of performance; and
●	the NCCGC's determination of the extent to which the goals were met.

Based upon the recommendation of the Company's compensation consultant, the NCCGC began utilizing performance based restricted stock grants in 2009.  The performance grants are based upon the Company's prior year performance, hence the 2009 grants were based upon the Company's performance during 2008.  In February, 2008, and February, 2009, the NCCGC established a target payout from equity incentives for the participants in the Company's Executive Stock Incentive Plan - 2006, including the named executive officers for grants to be made in the 2009 and 2010, respectively.  The table below sets forth the target incentive payout for the named executive officers for 2009 and 2010.

	2009	2009	2010	2010
	Targeted	Targeted	Targeted	Targeted
	Incentive	Incentive	Incentive	Incentive
Executive Name & Title	(% of Salary)	($)	(% of Salary)	($)
J. Thomas May, CEO	45%	$207,917	45%	$207,917
Robert A. Fehlman, CFO	30%	60,000	35%	110,169
David Bartlett, President & COO	35%	98,901	30%	67,590
Marty D. Casteel, EVP	30%	60,000	30%	67,590
Robert Dill, EVP	20%	32,614	20%	35,879

For grants to be made in 2009 and 2010, the NCCGC based the performance grants upon three components of the Company's financial performance during 2008 and 2009, return of tangible assets, revenue growth and core deposit growth. The components are weighted to emphasize the current strategic focus of the Company.  The NCCGC sets Threshold, Target and Maximum performance levels for each component which if satisfied will entitle the participant to 50%, 100% and 200% (150% for grants in 2010 and after), respectively, of the participant's targeted benefit attributable to that component. Each participant is entitled to 25% of the Participant's targeted benefit, regardless of whether the Company satisfies any performance point for any of the components. The Company's performance at the Threshold level for a component entitles the participant to 50% of the Participant's target benefit times the weighting factor for such component. The Company's performance at the Target level for a component entitles the participant to 100% of the Participant's target benefit times the weighting factor for such component.  The Company's performance at the Maximum level entitles the participant to 200% (150% for grants in 2010 and after) of the Participant's target benefit times the weighting factor for such component.  Performance in excess of the Maximum does not entitle the participant to a benefit in excess of the maximum target benefit times the weighting of that component.  If the performance with respect to any component is in excess of the Threshold and less than the Maximum, then the participant's entitlement is a pro-rated percentage computed based upon the Company's actual performance in proportion to the closest performance points for that component.

The performance points and actual performance on the components for the equity incentives for the years 2008 and 2009, which affect restricted stock grants in 2009 and 2010, respectively, are set forth in the table below.

Component	Weight	Year	Threshold	Target	Maximum	Actual
Return on Tangible Assets	30%	2008	1.00%	1.25%	1.50%	0.89%
Revenue Growth	35%	2008	2.00%	5.00%	13.50%	1.73%
Core Deposit Growth	35%	2008	1.50%	3.50%	10.00%	22.48%

Return on Tangible Assets	35%	2009	0.49%	0.95%	1.21%	0.89%
Revenue Growth	40%	2009	2.31%	7.50%	16.62%	5.57%
Core Deposit Growth	25%	2009	-1.12%	4.48%	9.15%	11.57%

The performance of the Company during 2008 only satisfied the core deposit growth component.  During 2008, the Company undertook a significant strategic initiative to increase its liquidity through favorable pricing of its core deposit products.  This effort resulted in an increase in core deposits of over 22%.  The NCCGC determined that a significant factor in this growth was the Company's strategic initiative through the favorable deposit pricing and decided to limit the payout for the core deposit growth component of the equity incentive to the target payout, even though the actual performance exceeded the maximum performance point.   The Company's performance in 2008 satisfied only the deposit growth component and the participant's were granted restricted stock in February, 2009 in an amount equal to 35% of each participant's target benefit.

The performance of the Company during 2009 satisfied at least the threshold for all components, producing an aggregate benefit entitlement of 102.8 % of the target benefit, consisting of 32.7% of the targeted benefit for the return on tangible assets component,  of 32.6% of the targeted benefit for the  revenue growth component and 37.5% of the targeted benefit for the core deposit growth component.    Based upon the Company's performance in 2009, the participants were granted restricted stock in February, 2010 in an amount equal to 103% of each participant's target benefit.

The equity incentive benefit to which a participant is entitled is granted in February of the following calendar year, by the granting of a number of restricted shares of SFNC stock equal to the amount of the earned equity incentive divided by the closing price of SFNC stock on the day prior to the grant.  Generally, the restricted shares so granted vest 20% per year at the end of each the next five years.

The NCCGC sets these target performance measures in the first quarter of each year based largely on management's confidential business plan and budget for the coming year, which typically includes planned revenue growth, cost reductions and profit improvement.  The NCCGC also sets threshold performance benchmarks.  Target and maximum award thresholds reflect ambitious goals which can only be attained when business results are exceptional.

Please refer to the section below, "Other Guidelines and Procedures Affecting Executive Compensation" for additional information regarding the Company's practices when granting stock options and restricted stock.

4.    Benefits

A.    Profit Sharing and Employee Stock Ownership Plan

The Company offers a combination profit sharing and employee stock ownership plan.  This plan is open to substantially all of the employees of the Company including the executive officers.  The plan and the contributions to the plan provide for retirement benefits to employees and allow the employees of the Company to participate in the ownership of stock in the Company.

The plan is funded solely by Company contributions which are divided between the profit sharing plan component and the employee stock ownership plan component.  Contributions in the profit sharing plan are invested by the Simmons First Trust Company, N.A., an affiliate of the Company, in marketable securities, while contributions to the employee stock ownership plan component are invested in the stock of the Company.  The Company targets a contribution of approximately 5.5% of the eligible earnings of the participants in this plan and annually specifies the allocation of the contribution between the profit sharing plan and the employee stock ownership plan components.

B.    401(k) Plan

The Company offers a qualified 401(k) Plan in which it makes matching contributions to encourage employees to save money for their retirement.  This plan, and the contributions to it, enhance the range of benefits offered to executives and enhance the Company's ability to attract and retain employees.

Under the terms of the qualified 401(k) Plan, employees may defer a portion of their eligible pay, up to the maximum allowed by I.R.S. regulation, and the Company matches 25% of the first 6% of compensation for a total match of 1.5% of eligible pay for each participant who defers 6% or more of his or her eligible pay.

C.    Perquisites and Other Benefits

Perquisites and other benefits represent a small part of the overall compensation package, and are offered only after consideration of business need.  The NCCGC annually reviews the perquisites and other personal benefits that are provided to senior management.  The primary perquisites are automobile allowances, personal use of company automobiles, club memberships and certain relocation and moving expenses.  The NCCGC believes that allowing the reasonable personal use of a company owned automobile provided for an executive is incidental to the performance of his or her duties and causes minimal additional cost to the Company.  Likewise, the granting of an automobile allowance to an executive provides a means of transportation for the executive in performing his executive duties and benefits the Company.  The Company sponsors membership in golf or social clubs for certain senior executives who have responsibility for the entertainment of clients and prospective clients.

D.    Post-Termination Compensation

Deferred Compensation Arrangements  In 2009, the Company maintained two non-qualified deferred compensation arrangements that are designed to provide supplemental retirement pay from the Company to two executives, Mr. May and Mr. Bartlett.  The Company bears the entire cost of benefits under these plans.

The Deferred Compensation Agreement for Mr. May ("May Plan") and the Executive Salary Continuation Agreement for Mr. Bartlett ("Bartlett Plan") are non-qualified defined benefit type plans.  These plans are intended to work together with the Company's other retirement plans to provide an overall targeted level of benefits.

The Bartlett Plan was assumed in the merger with Alliance Bancorporation, Inc. in 2004.  This plan is frozen and of the named executive officers, only Mr. Bartlett has a benefit payable from this plan.  His benefit is fully vested and based on his service prior to 2004.

The Company provides retirement benefits in order to attract and retain executives.  The amounts payable to Mr. May under the May Plan and to Mr. Bartlett under the Bartlett Plan are determined by each plan's benefit formula, which is described in the section below "Pension Benefits Table."

In January, 2010, contemporaneously with the adoption of the Executive Retention Program discussed below, the Company adopted non-qualified deferred compensation agreements for Robert A. Fehlman, Executive Vice President and Chief Financial Officer and Marty D. Casteel, Executive Vice President – Administration.  These plans are non-qualified defined benefit type plans which are designed to provide supplemental retirement pay which, when added to the Company's other retirement plans, provide an overall targeted level of benefits.  The Company will bear the entire cost of benefits under these agreements.

Change in Control Agreements  The Company has entered into Change in Control Agreements ("CIC Agreements") with members of senior management of the Company and its subsidiary banks, including each of the named executive officers.  Except for these CIC Agreements, and a general severance policy, none of the named executive officers has an employment agreement which requires the Company to pay their salary for any period of time.  The Company entered into the CIC Agreements because the banking industry has been consolidating for a number of years and it does not want its executives distracted by a rumored or actual change in control.  Further, if a change in control should occur, the Company wants its executives to be focused on the business of the organization and the interests of shareholders.  In addition, it is important that the executives can react neutrally to a potential change in control and not be influenced by personal financial concerns.  The Company believes the CIC Agreements are consistent with market practice and assist the Company in retaining its executive talent.  The level of benefits for the named executive officers ranges from one to two times certain elements of their compensation which the NCCGC believes is competitive with the banking industry as a whole and specifically with the designated peer group.

Upon a change in control, followed by a termination of the executive's employment by the Company without "Cause" or by the executive after a "Trigger Event," the CIC Agreements require the Company to pay or provide the following to the executive:

●
a lump sum payment equal to one or two times the sum of the executive's base salary (the highest amount in effect anytime during the twelve months preceding the executive's termination date) and the executive's incentive compensation (calculated as the higher of the target EIP for the year of termination or the average of the executive's last two years of EIP awards);

●	up to three years of additional coverage under the Company's health, dental, life and long term disability plans; and

●
a payment to reimburse the executive, in the case of Messrs. May, Fehlman, Bartlett and Casteel, for any excise taxes on severance benefits that are considered excess parachute payments under Sections 280G and 4999 of the Internal Revenue Code plus income and employment taxes on such tax gross up as well as interest and penalties imposed by the IRS.

In addition, upon a change in control, all outstanding stock options vest immediately and all restrictions on restricted stock lapse.  Further, upon a change in control, the requirement under the May Plan that Mr. May remain employed until age 65 is deleted and the benefit is immediately vested.  A change in control does not affect Mr. Bartlett's benefit under the Bartlett Plan, since he is currently fully vested.

The Company believes that CIC Agreements should encourage retention of the executives during the negotiation and following a change in control transaction, compensate executives who are displaced by a change in control and not serve as an incentive to increase an executive's personal wealth.  Therefore, the CIC Agreements, except in the case of Mr. May, require that there be both a change in control and an involuntary termination without "Cause" or a voluntary termination within six months after a "Trigger Event" which is often referred to as a "double-trigger." The double-trigger ensures that the Company will become obligated to make payments under the CIC Agreements only if the executive is actually or constructively discharged as a result of the change in control.  However, the NCCGC has determined that in the case of Mr. May, a single trigger CIC Agreement is appropriate.  Within twelve months following a change in control, Mr. May is permitted to request payment of his termination compensation under his CIC Agreement without either an involuntary termination or a termination following a Trigger Event.

The NCCGC reviews the general elements and salary structure of the Company's compensation plan annually and makes adjustments to ensure that it is consistent with its compensation philosophies, Company and personal performance, current market practices, assigned duties and responsibilities and inflation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Disclosures required by Item 13 are incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2010, to be filed pursuant to Regulation 14A on or about March 18, 2010, except for disclosures related to Transactions with Related Persons, which is set forth below.

Transactions with Related Persons

From time to time, Simmons First National Bank, Simmons First Bank of Russellville, Simmons First Bank of South Arkansas, Simmons First Bank of Jonesboro, Simmons First Bank of Searcy, Simmons First Bank of Northwest Arkansas,  Simmons First Bank of El Dorado, N.A. and Simmons First Bank of Hot Springs, banking subsidiaries of the Company, have made loans and other extensions of credit to directors, officers, employees and members of their immediate families, and from time to time directors, officers, employees and members of their immediate families have placed deposits with these banks. These loans, extensions of credit and deposits were made in the ordinary course of business on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectability or present other unfavorable features.  The Company generally considers banking relationships with directors and their affiliates to be immaterial and as not affecting a director's independence so long as the terms of the credit relationship are similar to those with other comparable borrowers.

In assessing the impact of a credit relationship on a director's independence, the Company deems any extension of credit which complies with Federal Reserve Regulation O to be consistent with director independence.  The Company believes that normal, arms'-length banking relationships entered into in the ordinary course of business do not negate a director's independence.

Regulation O requires such loans to be made on substantially the same terms, including interest rates and collateral, and following credit-underwriting procedures that are no less stringent than those prevailing at the time for comparable transactions by the subsidiary banks of the Company with other persons. Such loans also may not involve more than the normal risk of repayment or present other unfavorable features. Additionally, no event of default may have occurred nor may any such loans be classified or disclosed as non-accrual, past due, restructured or a potential problem loan. The Company's Board of Directors will review any credit to a director or his affiliates that is criticized by internal loan review or a bank regulatory agency in order to determine the impact that such classification may have on the director's independence.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.  Financial Statements and any Financial Statement Schedules

The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

(b) Listing of Exhibits

       Exhibit No.                                                                                           Description

3.1
Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2
Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2007 (File No. 000-06253)).

10.1
Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.2
Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.3
Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.4
Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.5
Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.6
Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.7
Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.8
Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.9
Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.10
Simmons First National Corporation Long Term Incentive Plan, adopted March 24, 2008, and Notice of Grant of Long Term Incentive Award to J. Thomas May, David L. Bartlett, Marty Casteel, and Robert A. Fehlman (incorporated by reference to Exhibits 10.1 through 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for March 24, 2008 (File No. 000-06253)).

10.11
Termination of Simmons First National Corporation Long Term Incentive Plan, adopted March 24, 2008, terminated and cancelled February 25, 2009, and Termination of Grant Under Long Term Incentive Award to J. Thomas May, David L. Bartlett, Marty Casteel, and Robert A. Fehlman (incorporated by reference to exhibits 10.1 through 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for February 25, 2009 (File No. 000-06253)).

10.12
Simmons First National Corporation Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.13
Deferred Compensation Agreement for Robert A. Fehlman (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.14
Deferred Compensation Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.15
Simmons First National Corporation Executive Retention Program (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.16
Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.17
Change in Control Agreement for J. Thomas May (incorporated by reference to Exhibit 10(a) to Simmons First National Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (File No. 000-06253)).

10.18
Change in Control Agreement for Robert A. Fehlman (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.19	Change in Control Agreement for David Bartlett (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 2, 2006 (File No. 000-06253)).

10.20
Change in Control Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.21	Change in Control Agreement for Robert Dill.*

10.22	Amendment to Change in Control Agreement for Robert C. Dill.*

10.23	Amended and Restated Deferred Compensation Agreement for J. Thomas May.*

10.24	First Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May.*

10.25	Second Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May.*

10.26	Executive Salary Continuation Agreement for David L. Bartlett.*

10.27	409A Amendment to the Simmons First Bank of Hot Springs Executive Salary Continuation Agreement for David Bartlett.*

10.28
Simmons First National Corporation Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134276)).

10.29
Simmons First National Corporation Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134301)).

10.30
Simmons First National Corporation Executive Stock Incentive Plan – 2001 (incorporated by reference to Definitive Additional Materials to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A  filed April 2, 2001 (File No. 000-06253)).

10.31
Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 1.2 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.32
First Amendment to Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed June 4, 2007 (File No. 000-06253)).

10.33
Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.3 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.34
Amended and Restated Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.1 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2008 (File No. 000-06253)).

10.35
Simmons First National Corporation Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed May 20, 1998 (File No. 333-53119)).

10.36
Simmons First National Corporation Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed July 14, 2004 (File No. 333-117350)).

10.37	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 12, 2009 (File No. 000-06253)).

12.1	Computation of Ratios of Earnings to Fixed Charges (Previously filed as Exhibit 12.1 to the Original Filing).

14
Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

23	Consent of BKD, LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification – J. Thomas May, Chairman and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification – Robert A. Fehlman, Executive Vice President and Chief Financial Officer.*

32.1
Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman and Chief Executive Officer (Previously filed as Exhibit 32.1 to the Original Filing).

32.2
Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Executive Vice President and Chief Financial Officer (Previously filed as Exhibit 32.2 to the Original Filing).

*   Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of August, 2010.

/s/ Robert A. Fehlman
Robert A. Fehlman, Executive Vice President and
Chief Financial Officer