Form 10-Q
period 2010-09-30
SIMMONS FIRST NATIONAL CORP
filed 2010-11-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2010	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 22, 2010, was 17,230,920.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2010

Part I:               Financial Information
Item 1.              Financial Statements
Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30,	December 31,
(In thousands, except share data)	2010	2009
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$77,874	$71,575
Interest bearing balances due from banks	247,300	282,010
Federal funds sold	750	--
Cash and cash equivalents	325,924	353,585
Investment securities	645,490	646,915
Mortgage loans held for sale	25,383	8,397
Assets held in trading accounts	7,412	6,886
Loans	1,739,554	1,874,989
Allowance for loan losses	(25,682)	(25,016)
Net loans	1,713,872	1,849,973
Covered assets:
Loans, net of discount	38,160	--
Other real estate owned, net of discount	2,650	--
FDIC loss share receivable	9,600	--
Premises and equipment	77,967	78,126
Foreclosed assets held for sale, net	23,903	9,179
Interest receivable	16,884	17,881
Bank owned life insurance	48,662	40,920
Goodwill	60,605	60,605
Core deposit premiums	1,194	1,769
Other assets	20,451	19,086
Total assets	$3,018,157	$3,093,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$374,494	$363,154
Interest bearing transaction accounts and savings deposits	1,146,433	1,156,264
Time deposits	861,242	912,754
Total deposits	2,382,169	2,432,172
Federal funds purchased and securities sold under agreements to repurchase	85,561	105,910
Short-term debt	1,728	3,640
Long-term debt	136,829	159,823
Accrued interest and other liabilities	27,901	20,530
Total liabilities	2,634,188	2,722,075

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized
and unissued at September 30, 2010 and December 31, 2009	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized;
17,230,920 and 17,093,931 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	172	171
Surplus	113,376	111,694
Undivided profits	269,369	258,620
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of
income taxes of $680 at September 30, 2010 and $457 at December 31, 2009	1,052	762
Total stockholders’ equity	383,969	371,247
Total liabilities and stockholders’ equity	$3,018,157	$3,093,322

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$26,934	$29,122	$80,413	$85,373
Covered loans	864	--	1,077	--
Federal funds sold	6	10	12	25
Investment securities	4,182	5,089	13,178	16,762
Mortgage loans held for sale	210	136	429	489
Assets held in trading accounts	7	3	20	13
Interest bearing balances due from banks	123	87	487	235
TOTAL INTEREST INCOME	32,326	34,447	95,616	102,897

INTEREST EXPENSE
Deposits	4,605	7,133	14,881	24,537
Federal funds purchased and securities sold
under agreements to repurchase	126	172	398	597
Short-term debt	15	6	45	18
Long-term debt	1,524	1,743	4,619	5,239
TOTAL INTEREST EXPENSE	6,270	9,054	19,943	30,391

NET INTEREST INCOME	26,056	25,393	75,673	72,506
Provision for loan losses	3,407	2,789	10,396	7,549

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	22,649	22,604	65,277	64,957

NON-INTEREST INCOME
Trust income	1,343	1,361	3,763	3,910
Service charges on deposit accounts	4,388	4,763	13,428	13,061
Other service charges and fees	646	642	2,096	2,034
Income on sale of mortgage loans, net of commissions	1,242	798	2,777	3,198
Income on investment banking, net of commissions	369	598	1,750	1,684
Credit card fees	3,972	3,745	11,692	10,495
Premiums on sale of student loans	1,979	2,047	2,524	2,333
Bank owned life insurance income	404	293	1,260	970
Gain on sale of securities, net	--	--	--	144
Gain on FDIC assisted transaction	--	--	3,037	--
Other income	479	716	1,943	1,951
TOTAL NON-INTEREST INCOME	14,822	14,963	44,270	39,780

NON-INTEREST EXPENSE
Salaries and employee benefits	14,809	14,441	45,039	43,698
Occupancy expense, net	1,906	1,846	5,632	5,559
Furniture and equipment expense	1,542	1,553	4,563	4,623
Other real estate and foreclosure expense	304	132	676	292
Deposit insurance	885	865	2,899	3,955
Merger related costs	134	--	577	--
Other operating expenses	7,178	7,470	21,444	20,789
TOTAL NON-INTEREST EXPENSE	26,758	26,307	80,830	78,916

INCOME BEFORE INCOME TAXES	10,713	11,260	28,717	25,821
Provision for income taxes	3,093	3,600	8,160	7,416

NET INCOME	$7,620	$7,660	$20,557	$18,405
BASIC EARNINGS PER SHARE	$0.45	$0.54	$1.20	$1.31
DILUTED EARNINGS PER SHARE	$0.44	$0.54	$1.19	$1.30

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009

	September 30,	September 30,
(In thousands)	2010	2009
	(Unaudited)
OPERATING ACTIVITIES
Net income	$20,557	$18,405
Items not requiring (providing) cash
Depreciation and amortization	4,275	4,396
Provision for loan losses	10,396	7,549
Gain on sale of investment securities	--	(144)
Net accretion of investment securities	(24)	(92)
Stock-based compensation expense	717	448
Net accretion on FDIC loss share receivable	(81)	--
Gain on FDIC assisted transaction	(3,037)	--
Deferred income taxes	1,457	1,237
Bank owned life insurance income	(1,260)	(970)
Changes in
Interest receivable	997	1,312
Mortgage loans held for sale	(16,986)	(3,019)
Assets held in trading accounts	(526)	(1,085)
Other assets	(1,761)	(665)
Accrued interest and other liabilities	2,903	(1,283)
Income taxes payable	1,398	1,920
Net cash provided by operating activities	19,025	28,009

INVESTING ACTIVITIES
Net collections (originations) of loans	106,377	(5,672)
Purchases of premises and equipment, net	(3,531)	(3,561)
Proceeds from sale of foreclosed assets	13,734	3,061
Net sales of short-term investment securities	--	84,033
Proceeds from sale of available-for-sale securities	--	194
Proceeds from maturities of available-for-sale securities	390,417	570,997
Purchases of available-for-sale securities	(366,346)	(382,136)
Proceeds from maturities of held-to-maturity securities	313,038	170,944
Purchases of held-to-maturity securities	(310,520)	(370,894)
Purchases of bank owned life insurance	(6,482)	(25)
Net cash proceeds received in FDIC assisted transaction	18,067	--
Net cash provided by investing activities	154,754	66,941

FINANCING ACTIVITIES
Net change in deposits	(147,343)	(5,064)
Net change in short-term debt	(1,912)	2,381
Dividends paid	(9,808)	(7,998)
Proceeds from issuance of long-term debt	3,915	7,666
Repayment of long-term debt	(26,909)	(4,777)
Net change in federal funds purchased and
securities sold under agreements to repurchase	(20,349)	(18,783)
Net shares issued under stock compensation plans	966	1,479
Net cash used in financing activities	(201,440)	(25,096)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,661)	69,854
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	353,585	139,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$325,924	$209,390

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2010 and 2009

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income	Profits	Total

Balance, December 31, 2008	$140	$40,807	$3,190	$244,655	$288,792
Comprehensive income
Net income	--	--	--	18,405	18,405
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($970)	--	--	(1,617)	--	(1,617)
Comprehensive income					16,788
Stock issued as bonus shares – 27,915 shares	--	702	--	--	702
Cancelled bonus shares – 1,113 shares	--	29	--	--	29
Non-vested bonus shares	--	(1,343)	--	--	(1,343)
Stock issued for employee stock
purchase plan – 5,823 shares	--	141	--	--	141
Exercise of stock options – 55,900 shares	--	678	--	--	678
Stock granted under
stock-based compensation plans	--	136	--	--	136
Securities exchanged under stock option plan	--	(102)	--	--	(102)
Cash dividends declared – $0.57 per share	--	--	--	(7,998)	(7,998)

Balance, September 30, 2009 (Unaudited)	140	41,048	1,573	255,062	297,823
Comprehensive income
Net income	--	--	--	6,805	6,805
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($486)	--	--	(811)	--	(811)
Comprehensive income					5,994
Stock issued from public stock offering, net of
offering costs of $4,178	30	70,456	--	--	70,486
Non-vested bonus shares	--	135	--	--	135
Exercise of stock options – 800 shares	1	11	--	--	12
Stock granted under
stock-based compensation plans	--	44	--	--	44
Dividends paid – $0.19 per share	--	--	--	(3,247)	(3,247)

Balance, December 31, 2009	171	111,694	762	258,620	371,247
Comprehensive income
Net income	--	--	--	20,557	20,557
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $222	--	--	290	--	290
Comprehensive income					20,847
Stock issued as bonus shares – 80,245 shares	1	203	--	--	204
Non-vested bonus shares	--	587	--	--	587
Stock issued for employee stock
purchase plan – 4,947 shares	--	131	--	--	131
Exercise of stock options – 67,988 shares	--	968	--	--	968
Stock granted under
stock-based compensation plans	--	130	--	--	130
Securities exchanged under stock option plan	--	(337)	--	--	(337)
Dividends paid – $0.57 per share	--	--	--	(9,808)	(9,808)

Balance, September 30, 2010 (Unaudited)	$172	$113,376	$1,052	$269,369	$383,969

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:    BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Simmons First National Corporation (the “Company”) and its subsidiaries.  Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Subsequent Events

After the reporting date of these financial statements, on October 15, 2010, the Company, through its wholly-owned subsidiary, Simmons First National Bank (the “Bank”), entered into a purchase and assumption agreement with loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”) pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Security Savings Bank, FSB (“Security”) in Olathe, Kansas.  As a result of this acquisition, the Company expands its footprint outside the Arkansas borders for the second time.

Under the terms of the agreement, the Bank acquired approximately $407.0 million in assets which excluded approximately $65.2 million of assets and approximately $27.9 million of allowance for loan losses to be retained by the FDIC. Assets acquired include approximately $318.6 million in loans and other real estate, approximately $11.1 million cash and cash equivalents and approximately $75.6 million in investment securities.  The Bank also assumed approximately $433.6 million in liabilities, including approximately $338.2 million in deposits.  In connection with the Acquisition, the FDIC made a payment to the Bank in the amount of approximately $73.1 million.  This amount is subject to customary post-closing adjustments based upon the final closing date balance sheet for Security.  The terms of the agreement provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to liabilities of Security not assumed or otherwise purchased by the Bank, claims made by shareholders of Security, and claims based on any prior action or inaction by Security’s directors, officers and other employees.

Pursuant to the terms of the agreement’s loss sharing arrangements, the FDIC will cover 80% of the Bank’s losses on the disposition of loans and foreclosed real estate attributable to the acquisition. The deposits were acquired with no deposit premium, and assets were acquired at a discount to Security’s historic book value as of October 15, 2010, of $46.5 million, subject to customary adjustments.  The Bank will reimburse the FDIC for 80% of its recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreements.

The third-party valuations on the acquired assets and assumed liabilities associated with the Security acquisition are not currently available to the Company; therefore, no fair value adjustments have been applied.  When these reports become available, the Company will report the required financial statements to the SEC in an amendment on Form 8-K, Current Report.  In any event, the Company will file these financial statements on Form 8-K no later than December 28, 2010.

The Company has begun a series of procedures to streamline the number of regulatory agencies which have supervisory jurisdiction over its subsidiary banks.  On October 12, 2010, Simmons First Bank of El Dorado, N.A. filed an application with the Arkansas State Bank Department to convert from a national bank to an Arkansas chartered state bank.  The Bank Department is reviewing the application and the bank.  A public hearing on the conversion application is set for December 16, 2010, at which time the Company expects the conversion to be approved.  The converted bank, Simmons First Bank of El Dorado, will remain a member of the Federal Reserve Bank of St. Louis.  Contemporaneously with the effective date of the conversion, Simmons First Bank of Hot Springs, Simmons First Bank of South Arkansas, Simmons First Bank of Northeast Arkansas and Simmons First Bank of Northwest Arkansas are anticipating becoming member banks of the Federal Reserve Bank of St. Louis.  Upon completion of this regulatory realignment, the lead bank, Simmons First National Bank, will remain a national bank while the other seven subsidiary banks will be Arkansas chartered state banks and member banks of the Federal Reserve Bank of St. Louis.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and nonrecurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 18 – Fair Value Measurements. These new disclosure requirements were adopted by the Company during the period ended March 31, 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the period ended March 31, 2010, the adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a significant impact on the Company’s ongoing financial position, results of operation or disclosures.

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

In July 2010, the FASB issued ASU 2010-10, which will require the Company to provide extensive new disclosures in its financial statements.  The proposed Statement is intended to improve the transparency of financial reporting by requiring enhanced disclosures about the Company’s allowance for credit losses as well as the credit quality of the Company’s loan portfolio.

The enhanced disclosures include disclosure of information that enables the users of the Company’s consolidated financial statements to understand the risk characteristics of the Company’s loan portfolio segments, the factors and methodologies used in estimating the Company’s allowance for loan losses for each portfolio, and the activity in both the loan balances and allowance for loan losses for each loan portfolio segment.  Additionally, the disclosures include disclosing information by loan portfolio segment that enables users to assess the fair value of the Company’s loans at the end of the reporting period, as well as assess the quantitative and qualitative risks arising from the credit quality of the Company’s loans.  Suggested disclosures also include information that enables users to understand the accounting for, and amount of, loans that meet the definition of an impaired loan in ASC Topic 310, as well as loans that are on nonaccrual status.  The ASU is effective beginning with the first interim or annual reporting period ending after December 15, 2010, with early application encouraged.  Because ASU 2010-10 enhances current disclosure requirements and does not represent a departure from current GAAP, issuance and adoption of the ASU will not affect the Company’s financial position or results of operations, but will require additional disclosures in the Company’s interim and annual consolidated financial statements.

There have been no other significant changes to the Company’s accounting policies from the 2009 Form 10-K.

Acquisition Accounting, Covered Loans and Related Loss Share Receivable

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.  Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared loss agreements with the FDIC.  The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Because the FDIC will reimburse the Company for losses incurred on certain acquired loans, an indemnification asset (FDIC loss share receivable) is recorded at fair value at the acquisition date.  The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations.  The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.

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

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding, claim receivable is recorded until cash is received from the FDIC.  For further discussion of the Company’s acquisition and loan accounting, see Note 2 and Note 5 to the consolidated financial statements.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009

Net income	$7,620	$7,660	$20,557	$18,405

Average common shares outstanding	17,220	14,043	17,187	14,019
Average potential dilutive common shares	62	90	62	90
Average diluted common shares	17,282	14,133	17,249	14,109

Basic earnings per share	$0.45	$0.54	$1.20	$1.31
Diluted earnings per share	$0.44	$0.54	$1.19	$1.30

Stock options to purchase 98,998 and 100,290 shares for the three and nine months ended September 30, 2010 and 2009, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 2:    ACQUISITION

On May 14, 2010, the Company, through its wholly-owned subsidiary, the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Southwest Community Bank (“SWCB”) in Springfield, Missouri.  As a result of this acquisition, the Company expands its footprint outside the Arkansas borders for the first time.  The Company recognized a pre-tax gain of $3.0 million on this transaction and incurred pre-tax merger related costs of $0.4 million.  A summary, at fair value, of the assets acquired and liabilities assumed is as follows:

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

The Bank will share in the losses on assets covered under the loss share agreements.  The FDIC will reimburse the Bank for 80% of all losses on covered assets.  The loss sharing agreements entered into by the Bank and the FDIC in conjunction with the purchase and assumption agreement require that the Bank follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses.  Additionally, to the extent that actual losses incurred by the Bank under the loss share agreements are less than expected, the Bank may be required to reimburse the FDIC under the clawback provisions of the loss share agreements.  At September 30, 2010, the covered loans and covered other real estate owned and the related FDIC loss share receivable (collectively, the “covered assets”) and the FDIC clawback payable were reported at the net present value of expected future amounts to be paid or received.

Purchased loans acquired in a business combination, including loans purchased in the SWCB acquisition, are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  Purchased loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality accounting guidance for certain loans or debt securities acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses.  Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges and an adjustment in accretable yield, recognized on a prospective basis over the loan’s or pool’s remaining life, which will have a positive impact on interest income.

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

The Company has finalized its analysis of the acquired loans along with the other acquired assets and assumed liabilities in this transaction.  No significant adjustments to the estimated amounts and carrying values were required.

NOTE 3:    INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30,				December 31,
	2010				2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$4,000	$40	$--	$4,040	$--	$--	$--	$--
U.S. Government
agencies	250,927	2,371	(23)	253,275	254,229	799	(1,348)	253,680
Mortgage-backed
securities	81	3	--	84	90	5	--	95
State and political
subdivisions	205,610	5,293	(131)	210,772	208,812	2,728	(580)	210,960
Other securities	930	--	--	930	930	--	--	930

	$461,548	$7,707	$(154)	$469,101	$464,061	$3,532	$(1,928)	$465,665

Available-for-Sale
U.S. Treasury	$--	$--	$--	$--	$4,297	$32	$--	$4,329
U.S. Government
agencies	165,507	1,117	--	166,624	160,807	953	(236)	161,524
Mortgage-backed
securities	2,762	232	(1)	2,993	2,896	78	(2)	2,972
Other securities	13,941	388	(4)	14,325	13,633	399	(3)	14,029

	$182,210	$1,737	$(5)	$183,942	$181,633	$1,462	$(241)	$182,854

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

As of September 30, 2010, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Government agencies	$32,004	$23	$--	$--	$32,004	$23
Mortgage-backed securities	345	--	--	--	345	--
State and political subdivisions	2,241	22	1,904	109	4,145	131

Total	$34,590	$45	$1,904	$109	$36,494	$154

Available-for-Sale

Mortgage-backed securities	$--	$--	$115	$1	$115	$1
Other securities	1	4	--	--	1	4

Total	$1	$4	$115	$1	$116	$5

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of September 30, 2010, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2010, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $415,645,000 at September 30, 2010, and $446,189,000 at December 31, 2009.

The book value of securities sold under agreements to repurchase amounted to $70,976,000 and $80,050,000 for September 30, 2010, and December 31, 2009, respectively.

Income earned on securities for the nine months ended September 30, 2010 and 2009, is as follows:

(In thousands)	2010	2009

Taxable
Held-to-maturity	$3,560	$1,741
Available-for-sale	3,387	9,234

Non-taxable
Held-to-maturity	6,231	5,768
Available-for-sale	--	19

Total	$13,178	$16,762

Maturities of investment securities at September 30, 2010, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$13,072	$13,168	$20,619	$20,622
After one through five years	270,608	273,530	87,108	87,295
After five through ten years	95,075	97,372	60,536	61,694
After ten years	82,793	85,031	6	6
Other securities	--	--	13,941	14,325

Total	$461,548	$469,101	$182,210	$183,942

There were no realized gains from the sale of securities for the three and nine month periods ended September 30, 2010, with no realized gains for the three-month period ended September 30, 2009. Gross realized gains of $144,000 were recognized from the sale of securities for the nine-month period ended September 30, 2009.  There were no realized losses over the same periods.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:    LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2010, the Company’s loan portfolio, excluding loans covered by FDIC loss share agreements, was $1.74 billion, compared to $1.87 billion at December 31, 2009.  The various categories of loans, excluding loans covered by FDIC loss share agreements, are summarized as follows:

	September 30,	December 31,
(In thousands)	2010	2009

Consumer
Credit cards	$181,774	$189,154
Student loans	64,989	114,296
Other consumer	123,062	139,647
Total consumer	369,825	443,097
Real Estate
Construction	150,137	180,759
Single family residential	375,150	392,208
Other commercial	566,370	596,517
Total real estate	1,091,657	1,169,484
Commercial
Commercial	146,258	168,206
Agricultural	121,716	84,866
Financial institutions	--	3,885
Total commercial	267,974	256,957
Other	10,098	5,451

Total loans before allowance for loan losses	$1,739,554	$1,874,989

As of September 30, 2010, credit card loans, which are unsecured, were $181,774,000 or 10.4% of total loans, versus $189,154,000, or 10.1% of total loans at December 31, 2009.  The credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Credit card loans are regularly reviewed to facilitate the identification and monitoring of creditworthiness.

At September 30, 2010, and December 31, 2009, impaired loans, net of Government guarantees, totaled $50,966,000 and $46,859,000, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $4,741,000 at September 30, 2010, and $8,343,000 at December 31, 2009.  Approximately $643,000 and $651,000 of interest income was recognized on average impaired loans of $56,468,000 and $33,367,000 as of September 30, 2010 and 2009, respectively.  Interest recognized on impaired loans on a cash basis during the first nine months of 2010 and 2009 was immaterial.

Transactions in the allowance for loan losses are as follows:

(In thousands)	2010	2009

Balance, beginning of year	$25,016	$25,841
Additions
Provision charged to expense	10,396	7,549
	35,412	33,390
Deductions
Losses charged to allowance, net of recoveries
of $5,166 and $2,989 for the first nine months of
2010 and 2009, respectively	9,730	7,560

Balance, September 30	$25,682	25,830

Additions
Provision charged to expense		2,767
Deductions		28,597
Losses charged to allowance, net of recoveries
of $698 for the last three months of 2009		3,581

Balance, end of year		$25,016

NOTE 5:    COVERED LOANS

The Company evaluated loans purchased in conjunction with the acquisition of SWCB described in Note 2, Acquisition, for impairment in accordance with the provisions of ASC Topic 310-30.  Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  The following table reflects the carrying value of all purchased covered impaired loans as of September 30, 2010, for the SWCB FDIC assisted transaction:

Loans Covered
by FDIC Loss Share
September 30,
(in thousands)	2010

Performing fixed rate loans	$12,869
Criticized fixed rate loans	2,348
Sub-standard fixed rate loans	15,026
Total fixed rate loans	30,243
Performing variable rate loans	2,289
Criticized variable rate loans	143
Sub-standard variable rate loans	5,485
Total variable rate loans	7,917
Total covered loans (1)	$38,160

(1)
These loans were not classified as non-performing assets at September 30, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to the Company’s non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.

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

Changes in the carrying amount of the accretable yield for purchased impaired loans were not deemed material for the three months ended September 30, 2010.

There were no allowances for loan losses related to the purchased impaired loans at September 30, 2010.

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at September 30, 2010, and December 31, 2009, were as follows:

	September 30,	December 31,
(In thousands)	2010	2009

Gross carrying amount	$6,822	$6,822
Accumulated amortization	(5,628)	(5,053)

Net core deposit premiums	$1,194	$1,769

Core deposit premium amortization expense recorded for the nine months ended September 30, 2010 and 2009, was $575,000 and $604,000, respectively.  The Company’s estimated amortization expense for the remainder of 2010 is $124,000, and for each of the following four years is:
2011 – $451,000; 2012 – $321,000; 2013 – $268,000; and 2014 – $30,000.

NOTE 7:    TIME DEPOSITS

Time deposits include approximately $377,957,000 and $420,537,000 of certificates of deposit of $100,000 or more at September 30, 2010, and December 31, 2009, respectively.

NOTE 8:    INCOME TAXES

The provision for income taxes is comprised of the following components:

	September 30,	September 30,
(In thousands)	2010	2009

Income taxes currently payable	$6,703	$6,179
Deferred income taxes	1,457	1,237

Provision for income taxes	$8,160	$7,416

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	September 30,	December 31,
(In thousands)	2010	2009

Deferred tax assets
Allowance for loan losses	$9,671	$8,859
Valuation of foreclosed assets	103	99
Deferred compensation payable	1,694	1,603
Vacation compensation	952	898
Loan interest	203	195
Other	480	391
Total deferred tax assets	13,103	12,045

Deferred tax liabilities
Accumulated depreciation	(341)	(451)
Deferred loan fee income and expenses, net	(1,619)	(1,310)
FHLB stock dividends	(542)	(503)
Goodwill and core deposit premium amortization	(11,197)	(9,805)
Gain on acquisition	(1,191)	--
Available-for-sale securities	(679)	(457)
Other	(1,351)	(1,657)
Total deferred tax liabilities	(16,920)	(14,183)

Net deferred tax liabilities included in other
liabilities on balance sheets	$(3,817)	$(2,138)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	September 30,	September 30,
(In thousands)	2010	2009

Computed at the statutory rate (35%)	$10,051	$9,037

Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	622	378
Tax exempt interest income	(2,207)	(2,119)
Tax exempt earnings on BOLI	(441)	(339)
Other differences, net	135	459

Actual tax provision	$8,160	$7,416

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2007 tax year and forward.  The Company’s various state income tax returns are generally open from the 2003 and later tax return years based on individual state statute of limitations.

NOTE 9:    SHORT-TERM AND LONG-TERM DEBT

Long-term debt at September 30, 2010, and December 31, 2009, consisted of the following components:

	September 30,	December 31,
(In thousands)	2010	2009

FHLB advances, due 2010 to 2033, 2.02% to 8.41%
secured by residential real estate loans	$105,899	$128,893
Trust preferred securities, due 12/30/2033,
fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
floating rate of 2.80% above the three month LIBOR
rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
fixed rate of 6.97% through 2010, thereafter,
at a floating rate of 2.80% above the three month
LIBOR rate, reset quarterly, callable
in 2010 without penalty	10,310	10,310

	$136,829	$159,823

At September 30, 2010, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

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

Aggregate annual maturities of long-term debt at September 30, 2010, are:

		Annual
(In thousands)	Year	Maturities

	2010	$1,670
	2011	43,964
	2012	6,895
	2013	16,863
	2014	5,199
	Thereafter	62,238

	Total	$136,829

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

Plaintiffs subsequently filed their Notice of Appeal to the appellate court, lodged the transcript with the Arkansas Supreme Court Clerk, and filed their initial Brief.  The Company and South Arkansas timely filed their Brief in response.  On September 8, 2010, the Arkansas Court of Appeals dismissed the Plaintiffs’ appeal without prejudice, finding that the Trial Court had not entered a final Order, which may allow the Plaintiffs to re-file the appeal at a later date.  At this time, no basis for any material liability has been identified.

NOTE 11:    CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of September 30, 2010, no preferred stock has been issued.

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

NOTE 12:    UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At September 30, 2010, the bank subsidiaries had approximately $18.0 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of September 30, 2010, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 20.46% at September 30, 2010.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the nine months ended September 30, 2010:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2010	374,133	$21.78	48,506	$26.96
Granted	--	--	80,245	26.79
Stock Options Exercised	(67,988)	14.25	--	--
Stock Awards Vested	--	--	(15,482)	27.58
Forfeited/Expired	(1,912)	28.54	(3,964)	26.27

Balance, September 30, 2010	304,233	$23.42	109,305	$26.77

Exercisable, September 30, 2010	249,031	$22.19

The following table summarizes information about stock options under the plans outstanding at September 30, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$12.13	-	$15.65	69,935	0.6	$12.21	69,935	$12.21
23.78	-	24.50	82,400	4.1	24.06	82,400	24.06
26.19	-	27.67	53,400	5.6	26.20	42,420	26.21
28.42	-	28.42	51,360	6.3	28.42	35,080	28.42
30.31	-	30.31	47,138	7.6	30.31	19,196	30.31

Total stock-based compensation expense was $717,347 and $448,667 during the nine months ended September 30, 2010 and 2009, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $291,525 at September 30, 2010.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.10 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $2,404,540 at September 30, 2010.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.78 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at September 30, 2010, were $1.5 million and $1.5 million, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $28.27 as of September 30, 2010, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the nine months ended September 30, 2010 and 2009, were $953,000 and $933,000, respectively.

NOTE 14:                     ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the nine months ended:

	Nine Months Ended
	September 30,
(In thousands)	2010	2009

Interest paid	$20,403	$31,755
Income taxes paid	5,305	4,274
Transfers of loans to other real estate	26,452	6,085

In connection with the SWCB acquisition, accounted for by using the purchase method, the Company acquired assets and assumed liabilities as follows:

Nine Months Ended September 30,
(In thousands)	2010

Assets acquired	$101,990
Liabilities assumed	98,953
Bargain purchase gain	$3,037

NOTE 15:                     OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Professional services	$1,041	$981	$3,042	$2,516
Postage	594	626	1,868	1,805
Telephone	584	528	1,707	1,579
Credit card expense	1,407	1,294	4,037	3,792
Operating supplies	354	371	1,013	1,118
Amortization of core deposit premiums	187	201	575	604
Other expense	3,011	3,469	9,202	9,375

Total other operating expenses	$7,178	$7,470	$21,444	$20,789

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

At September 30, 2010, the Company had outstanding commitments to extend credit aggregating approximately $295,166,000 and $270,771,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2009, the Company had outstanding commitments to extend credit aggregating approximately $262,257,000 and $393,437,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,091,000 and $10,391,000 at September 30, 2010, and December 31, 2009, respectively, with terms ranging from 90 days to three years.  At September 30, 2010, and December 31, 2009, the Company’s deferred revenue under standby letter of credit agreements is approximately $50,000 and $46,000, respectively.

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

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2010
ASSETS
Available-for-sale securities
U.S. Government agencies	$166,624	$--	$166,624	$--
Mortgage-backed securities	2,993	--	2,993	--
Other securities	14,325	1,503	12,822	--
Assets held in trading accounts	7,412	3,050	4,362	--

December 31, 2009
ASSETS
Available-for-sale securities
U.S. Treasury	$4,329	$--	$4,329	$--
U.S. Government agencies	161,524	--	161,524	--
Mortgage-backed securities	2,972	--	2,972	--
Other securities	14,029	1,503	12,526	--
Assets held in trading accounts	6,886	5,350	1,536	--

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and liabilities measured at fair value on a nonrecurring basis include the following:

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At September 30, 2010, and December 31, 2009, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2010, and December 31, 2009.

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2010
ASSETS
Impaired loans (collateral dependent)	$46,225	$--	$--	$46,225
Covered assets:
Loans	38,160	--	--	38,160
Other real estate owned	2,650	--	--	2,650
FDIC loss share receivable	9,600	--	--	9,600

LIABILITIES
FDIC true-up payable	1,530	--	--	1,530

December 31, 2009
ASSETS
Impaired loans (collateral dependent)	40,445	--	--	40,445

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

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$325,924	$325,924	$353,585	$353,585
Held-to-maturity securities	461,548	469,101	464,061	465,665
Mortgage loans held for sale	25,383	25,383	8,397	8,397
Interest receivable	16,884	16,884	17,881	17,881
Loans, net	1,713,872	1,710,759	1,849,973	1,844,509
Covered loans	38,160	38,179	--	--
FDIC loss share receivable	9,600	9,600	--	--

Financial liabilities
Non-interest bearing transaction accounts	374,494	374,494	363,154	363,154
Interest bearing transaction accounts and
savings deposits	1,146,433	1,146,433	1,156,264	1,156,264
Time deposits	861,242	863,253	912,754	914,977
Federal funds purchased and securities
sold under agreements to repurchase	85,561	85,561	105,910	105,910
Short-term debt	1,728	1,728	3,640	3,640
Long-term debt	136,829	149,099	159,823	173,847
Interest payable	2,251	2,251	2,712	2,712

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

Foreclosed assets held for sale are the only material non-financial assets valued on a nonrecurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data.  As of September 30, 2010 and December 31, 2009, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $23.9 million and $9.2 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009 and statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2010

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUBSEQUENT ACQUISITION

On October 15, 2010, Simmons First National Corporation (the “Company” or “Simmons”) announced that its wholly-owned bank subsidiary, Simmons First National Bank (the “Bank”), entered into a purchase and assumption agreement with loss share arrangements with the Federal Deposit Insurance Corporation ("FDIC") to purchase substantially all of the assets and to assume substantially all of the deposits and certain other liabilities of Security Savings Bank, FSB (“SSB”) in Olathe, Kansas.  As a result of this acquisition, the Company expands its footprint into the state of Kansas for the first time, with nine branches located in the communities of Olathe, Overland Park, Leawood, Salina and Wichita.

The assets of SSB were purchased from the FDIC at a discount of $46.5 million, or approximately 11.4% of total assets.  All deposits were acquired with no deposit premium.  Through the loss share provisions of the purchase and assumption agreement, the FDIC will reimburse the Company for 80% of the losses it incurs on the disposition of loans and foreclosed real estate on all covered assets.

Under the terms of the agreement, the Bank acquired approximately $407.0 million in assets, including approximately $318.6 million in loans and other real estate, approximately $11.1 million cash and cash equivalents and approximately $75.6 million in investment securities.  The Bank also assumed approximately $433.6 million in liabilities, including approximately $338.2 million in deposits.  In connection with the acquisition, the FDIC made a payment to the Bank in the amount of approximately $73.1 million.  The third-party valuations on the acquired assets and assumed liabilities associated with the Security acquisition are not currently available to the Company; therefore, no fair value adjustments have been applied.

OVERVIEW

Simmons recorded net income of $7.6 million for the third quarter of 2010, compared to $7.7 million for the same quarter of 2009.  Diluted earnings per share were $0.44 for the quarter ended September 30, 2010, compared to $0.54 for the same period in 2009.  Net income for the nine-month period ended September 30, 2010, was $20.6 million, or $1.19 diluted earnings per share, compared to $18.4 million, or $1.30 per share for the same period in 2009.

On May 14, 2010, the Company announced that the Bank had entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase substantially all of the assets and to assume substantially all of the deposits and certain other liabilities of Southwest Community Bank (“SWCB”) in Springfield, Missouri.  As a result of this acquisition, Simmons expanded its footprint outside the Arkansas borders for the first time. The Company recognized a pre-tax gain of $3.0 million on this transaction and incurred pre-tax merger related costs of $0.4 million.  After taxes, this gain, net of merger related costs, contributed $1.6 million to 2010 net income, or $0.09 to diluted earnings per share.  Except for the $3.0 million pre-tax gain and the $0.4 million pre-tax merger related costs, the SWCB acquisition did not significantly impact the Company’s results of operations for the nine-months ended 2010.

On March 5, 2010, the Company announced the decision to close or consolidate 9 branches, primarily smaller branches in rural areas.  During June 2010, these branches were closed and we recorded a one-time, nonrecurring charge of $0.01 diluted earnings per share associated with the closings.  For more information on branch closings, see Efficiency Initiatives below.

Excluding the nonrecurring items, earnings were $19.2 million for the nine-months ended September 30, 2010, an increase of $780,000, or 4.2% from the same period of 2009.  Excluding the nonrecurring items, diluted earnings per share for the nine-months ended September 30, 2010, were $1.11, compared to $1.30 for the same period of 2009.

Total assets were $3.02 billion at September 30, 2010, compared to $3.09 billion at December 31, 2009.  Total loans, excluding those covered by FDIC loss share agreements, were $1.74 billion at September 30, 2010, compared to $1.87 billion at December 31, 2009.

Stockholders’ equity as of September 30, 2010, was $384.0 million, an increase of $12.7 million, or approximately 3.4%, from December 31, 2009.  Book value per share was $22.28 at September 30, 2010, compared to $21.72 at December 31, 2009.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas.  The Company's eight banks conduct financial operations from 89 offices, of which 85 are financial centers, in 46 communities in Arkansas, Missouri and Kansas.

Efficiency Initiatives

We previously reported that we hired a consultant to help us identify and implement revenue enhancements, process improvements and branch staff level adjustments.  The identification phase of the project is complete and we have begun to implement the recommendations.  We currently estimate a total annual benefit from the efficiency initiative of approximately $5 million before tax.  Approximately one-third of the benefit is projected from revenue enhancements with the remainder from non-interest expense savings.  We have assured our associates that no one will lose their job as a result of this initiative, as all positions impacted will be eliminated through attrition.  Therefore, we will not recognize the full annual benefit immediately.  Instead, we expect to achieve these annual benefits in increments of approximately 12%, or $0.6 million in 2010 ($0.3 million in the fourth quarter); 60%, or $3 million in 2011; and the full $5 million in 2012 and each year thereafter.

During June 2010, as scheduled as part of our branch right sizing initiative, and after much deliberation and analysis, we closed or consolidated nine financial centers, primarily smaller branches in rural areas.  We believe most of the customers will be absorbed into other Simmons locations in close proximity to the closed branches.  After the closings, we have 75 financial centers in Arkansas, still one of the best footprints in the state.  As a result of these closings, we recorded a one-time, nonrecurring pre-tax charge of $372,000, or $0.01 to diluted earnings per share, for the quarter ended June 30, 2010, and the nine-months ended September 30, 2010.  Again, staff reductions will be realized through attrition and associates at the affected branches will be reassigned to other locations.  We project annual non-interest expense savings of approximately $900,000 before tax, and hope to achieve 40% of that benefit in 2010, beginning in the third quarter.  Our branch right sizing initiative has been under way for some time.  Over the last several years we have added numerous new financial centers, closed several and relocated others.  We will continue our efforts to manage our product delivery system in the most efficient manner possible.

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

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  The Company evaluates at each balance sheet date whether the present value of its pools of loans determined using the effective interest rates has decreased significantly and if so, recognizes a provision for loan loss in its consolidated statement of income.  For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

Because the FDIC will reimburse the Company for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date.  The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations.  The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  These historical percentages are consistent with our current interest rate sensitivity.  However, due to the extremely low interest rate environment, approximately 69% of our loans, excluding loans covered by FDIC loss share agreements, and 85% of our time time deposits, are scheduled to reprice within one year from September 30, 2010.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2010, net interest income on a fully taxable equivalent basis was $27.3 million, an increase of $616,000, or 2.3%, over the same period in 2009.  The increase in net interest income was the result of a $2.8 million decrease in interest expense offset by a $2.2 million decrease in interest income.

The $2.8 million decrease in interest expense is the result of a 47 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment, coupled with a shift in our mix of interest bearing deposits.  The lower interest rates accounted for a $2.3 million decrease in interest expense.  The most significant component of this decrease was the $1.5 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 70 basis points from 2.25% to 1.55%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $770,000 decrease in interest expense, with the average rate decreasing by 27 basis points from 0.70% to 0.43%.  Although the level of average total interest bearing liabilities only decreased slightly by $35,000, interest expense due to volume decreased by $515,000 as a result of a change in deposit mix (higher costing time deposits declined while lower costing transaction accounts increased) and a reduction in long-term debt.

The $2.2 million decrease in interest income primarily is the result of a 37 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate during a low rate environment, coupled with a shift in our mix of interest earning assets.  The lower interest rates accounted for a $1.4 million decrease in interest income.  The most significant component of this decrease was a $1.3 million decrease associated with the repricing of our investment securities portfolio.  As a result, the average rate earned on the securities portfolio decreased 92 basis points from 4.21% to 3.29%.  Although the level of average interest earning assets increased by $23.9 million, interest income due to volume decreased by $810,000 as a result of a change in asset mix (higher yielding loans declined while lower yielding balances due from banks increased).  The decrease in average loans, net of covered loans, accounted for a $1.3 million decrease, while an increase in average investment securities resulted in a $378,000 increase in interest income.  The increase in balances due from banks was due to our 2008 and 2009 initiative to increase liquidity, along with our secondary stock offering completed in December 2009 which provided approximately $70.5 million in net proceeds.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2010, net interest income on a fully taxable equivalent basis was $79.5 million, an increase of $3.3 million, or 4.4%, over the same period in 2009.  The increase in net interest income was the result of a $10.4 million decrease in interest expense offset by a $7.1 million decrease in interest income.

The $10.4 million decrease in interest expense is the result of a 61 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a shift in our mix of interest bearing deposits.  The lower interest rates accounted for a $9.1 million decrease in interest expense.  The most significant component of this decrease was the $6.2 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 93 basis points from 2.57% to 1.64%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $2.8 million decrease in interest expense, with the average rate decreasing by 33 basis points from 0.80% to 0.47%.  Although the level of average total interest bearing liabilities remained unchanged, interest expense due to volume decreased by $1.4 million as a result of a change in deposit mix (higher costing time deposits declined while lower costing transaction accounts increased) and a reduction in long-term debt.

The $7.1 million decrease in interest income primarily is the result of a 48 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate during a low rate environment coupled with a shift in our mix of interest earning assets.  The lower interest rates accounted for a $4.3 million decrease in interest income.  The most significant component of this decrease was a $3.3 million decrease associated with the repricing of our investment securities portfolio.  As a result, the average rate earned on the securities portfolio decreased 57 basis points from 4.06% to 3.49%.  Although the level of average interest earning assets increased by $69.6 million, interest income due to volume decreased by $2.9 million as a result of a change in asset mix (higher yielding loans and investments declined while lower yielding balances due from banks increased).  The decrease in average loans, net of covered loans, accounted for $3.2 million of this decrease. The increase in balances due from banks was due to our 2008 and 2009 initiative to increase liquidity, along with our secondary stock offering completed in December 2009 which provided approximately $70.5 million in net proceeds.

Net Interest Margin

Our net interest margin increased 5 basis points to 4.02% for the quarter ended September 30, 2010, when compared to 3.97% for the same period in 2009.  For the nine-month period ended September 30, 2010, net interest margin increased 6 basis points to 3.85%, when compared to 3.79% for the same period in 2009.  Based on our current interest rate risk pricing model, we expect a relatively flat to slightly improving margin through the remainder of 2010 on our legacy balance sheet in the current interest rate environment.  However, we anticipate margin expansion in the fourth quarter of 2010 due to our FDIC assisted acquisitions.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2010, versus September 30, 2009.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Interest income	$32,326	$34,447	$95,616	$102,897
FTE adjustment	1,257	1,304	3,782	3,633

Interest income – FTE	33,583	35,751	99,398	106,530
Interest expense	6,270	9,054	19,943	30,391

Net interest income – FTE	$27,313	$26,697	$79,455	$76,139

Yield on earning assets – FTE	4.94%	5.31%	4.82%	5.30%
Cost of interest bearing liabilities	1.12%	1.59%	1.17%	1.78%
Net interest spread – FTE	3.82%	3.72%	3.65%	3.52%
Net interest margin – FTE	4.02%	3.97%	3.85%	3.79%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2010 vs. 2009	2010 vs. 2009

Decrease due to change in earning assets	$(810)	$(2,863)
Decrease due to change in earning asset yields	(1,358)	(4,269)
Increase due to change in interest
bearing liabilities	515	1,359
Increase due to change in interest rates
paid on interest bearing liabilities	2,269	9,089

Increase in net interest income	$616	$3,316

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2010 and 2009.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$159,996	$123	0.31	$91,832	$87	0.38
Federal funds sold	3,477	6	0.68	5,962	10	0.67
Investment securities - taxable	448,978	2,110	1.86	390,635	3,001	3.05
Investment securities - non-taxable	205,809	3,315	6.39	207,152	3,341	6.40
Mortgage loans held for sale	19,842	210	4.20	11,063	136	4.88
Assets held in trading accounts	7,438	7	0.37	6,293	3	0.19
Loans	1,809,902	26,948	5.91	1,957,600	29,173	5.91
Covered loans	38,956	864	8.80	--	--	--
Total interest earning assets	2,694,398	33,583	4.94	2,670,537	35,751	5.31
Non-earning assets	308,699			244,344
Total assets	$3,003,097			$2,914,881
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$1,143,827	$1,236	0.43	$1,074,415	$1,891	0.70
Time deposits	860,265	3,369	1.55	922,575	5,242	2.25
Total interest bearing deposits	2,004,092	4,605	0.91	1,996,990	7,133	1.42
Federal funds purchased and
securities sold under agreement
to repurchase	82,708	126	0.60	100,470	172	0.68
Other borrowed funds
Short-term debt	3,241	15	1.84	3,032	6	0.79
Long-term debt	137,631	1,524	4.39	161,882	1,743	4.27
Total interest bearing liabilities	2,227,672	6,270	1.12	2,262,374	9,054	1.59
Non-interest bearing liabilities
Non-interest bearing deposits	363,599			329,427
Other liabilities	27,600			25,107
Total liabilities	2,618,871			2,616,908
Stockholders’ equity	384,226			297,973
Total liabilities and
stockholders’ equity	$3,003,097			$2,914,881
Net interest spread			3.82			3.72
Net interest margin		$27,313	4.02		$26,697	3.97

	Nine Months Ended September 30
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$230,611	$487	0.28	$63,611	$235	0.49
Federal funds sold	1,845	12	0.87	5,267	25	0.63
Investment securities - taxable	441,893	6,947	2.10	475,094	10,975	3.09
Investment securities - non-taxable	206,734	9,969	6.45	191,818	9,259	6.45
Mortgage loans held for sale	13,072	429	4.39	13,703	489	4.77
Assets held in trading accounts	7,166	20	0.37	5,496	13	0.32
Loans	1,835,178	80,457	5.86	1,932,879	85,534	5.92
Covered loans	21,010	1,077	6.85	--	--	--
Total interest earning assets	2,757,509	99,398	4.82	2,687,868	106,530	5.30
Non-earning assets	295,628			246,394

Total assets	$3,053,137			$2,934,262

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$1,162,217	$4,071	0.47	$1,069,488	$6,386	0.80
Time deposits	882,270	10,810	1.64	946,021	18,151	2.57
Total interest bearing deposits	2,044,487	14,881	0.97	2,015,509	24,537	1.63
Federal funds purchased and
securities sold under agreement
to repurchase	98,693	398	0.54	108,868	597	0.73
Other borrowed funds
Short-term debt	3,483	45	1.73	2,177	18	1.11
Long-term debt	140,464	4,619	4.40	161,213	5,239	4.34
Total interest bearing liabilities	2,287,127	19,943	1.17	2,287,767	30,391	1.78
Non-interest bearing liabilities
Non-interest bearing deposits	362,474			328,238
Other liabilities	23,958			22,924
Total liabilities	2,673,559			2,638,929
Stockholders’ equity	379,578			295,333
Total liabilities and
stockholders’ equity	$3,053,137			$2,934,262
Net interest spread			3.65			3.52
Net interest margin		$79,455	3.85		$76,139	3.79

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and nine-month period ended September 30, 2010, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 over 2009			2010 over 2009
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$55	$(19)	$36	$390	$(138)	$252
Federal funds sold	(4)	--	(4)	(20)	7	(13)
Investment securities - taxable	400	(1,291)	(891)	(723)	(3,305)	(4,028)
Investment securities - non-taxable	(22)	(4)	(26)	719	(9)	710
Mortgage loans held for sale	95	(21)	74	(22)	(38)	(60)
Assets held in trading accounts	1	3	4	5	2	7
Loans	(2,199)	(26)	(2,225)	(4,289)	(788)	(5,077)
Covered loans	864	--	864	1,077	--	1,077

Total	(810)	(1,358)	(2,168)	(2,863)	(4,269)	(7,132)

Interest expense
Interest bearing transaction and
savings accounts	115	(770)	(655)	514	(2,829)	(2,315)
Time deposits	(334)	(1,539)	(1,873)	(1,154)	(6,187)	(7,341)
Federal funds purchased
and securities sold under
agreements to repurchase	(28)	(18)	(46)	(52)	(147)	(199)
Other borrowed funds
Short-term debt	--	9	9	14	13	27
Long-term debt	(268)	49	(219)	(681)	61	(620)

Total	(515)	(2,269)	(2,784)	(1,359)	(9,089)	(10,448)
(Decrease) increase in net
interest income	$(295)	$911	$616	$(1,504)	$4,820	$3,316

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

The provision for loan losses for the three month period ended September 30, 2010, was $3.4 million, compared to $2.8 million for the three month period ended September 30, 2009, an increase of $618,000.  The provision for loan losses for the nine month period ended September 30, 2010, was $10.4 million, compared to $7.5 million for the nine month period ended September 30, 2009, an increase of $2.9 million.  The provision increase was primarily due to an increase in net loan charge-offs, most of which had previously been reserved. Management has also determined that there are several economic and environmental factors that necessitate the need for a higher level of unallocated reserve, resulting in a higher level of provision. See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $14.8 million for the three month period ended September 30, 2010, a decrease of $141,000, or 0.9%, compared to $15.0 million for the same period in 2009.  For the nine-months ended September 30, 2010, non-interest income was $44.3 million, an increase of $4.5 million, or 11.3%, compared to $39.8 million for the same period ended September 30, 2009. The increase was primarily a result of the $3.0 million gain on the FDIC assisted acquisition of SWCB in the second quarter of 2010, combined with the increase in credit card fees during the year.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, gains (losses) from sales of securities and gains on FDIC assisted transactions.

Table 5 shows non-interest income for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively, as well as changes in 2010 from 2009.

Table 5:  Non-Interest Income

	Three Months		2010		Nine Months		2010
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2010	2009	2009		2010	2009	2009

Trust income	$1,343	$1,361	$(18)	-1.32%	$3,763	$3,910	$(147)	-3.76%
Service charges on
deposit accounts	4,388	4,763	(375)	-7.87	13,428	13,061	367	2.81
Other service charges and fees	646	642	4	0.62	2,096	2,034	62	3.05
Income on sale of mortgage loans,
net of commissions	1,242	798	444	55.64	2,777	3,198	(421)	-13.16
Income on investment banking,
net of commissions	369	598	(229)	-38.29	1,750	1,684	66	3.92
Credit card fees	3,972	3,745	227	6.06	11,692	10,495	1,197	11.41
Premiums on sale of student loans	1,979	2,047	(68)	-3.32	2,524	2,333	191	8.19
Bank owned life insurance income	404	293	111	37.88	1,260	970	290	29.90
Gain on sale of securities, net	--	--	--	--	--	144	(144)	100.00
Gain on FDIC assisted transaction	--	--	--	--	3,037	--	3,037	--
Other income	479	716	(237)	-33.10	1,943	1,951	(8)	-0.41

Total non-interest income	$14,822	$14,963	$(141)	-0.94%	$44,270	$39,780	$4,490	11.29%

Recurring fee income for the three-month period ended September 30, 2010, was $10.3 million, a decrease of $162,000 from the three month period ended September 30, 2009.  Service charges on deposit accounts decreased by $375,000, primarily due to a decline in fee income as a result of recent regulatory changes related to overdrafts on point-of-sale transactions.  Credit card fees increased $227,000 due primarily to a higher volume of credit and debit card transactions.

Recurring fee income for the nine-month period ended September 30, 2010, was $31.0 million, an increase of $1.5 million from the same period in 2009.  Credit card fees increased $1.2 million for the nine-months ended September 30, due primarily to a growing volume of credit and debit card transactions.  Service charges on deposit accounts increased by $367,000, due primarily to changes in our fee structure and deposit mix.  Trust income decreased by $147,000 for the nine-months ended September 30, due primarily to the sharp decline seen in our money fund shareholder service fees in the corporate trust area as money market rates have gone to near zero.

Income on sale of mortgage loans increased by $444,000 for the three-months ended September 30, 2010, compared to the same period in 2009, due primarily to lower mortgage rates leading to a significant increase in residential refinancing volume during the third quarter of 2010.  For the nine-months ended September 30, 2010, compared to the same period in 2009, income on sale of mortgage loans decreased by $421,000.  This decline was primarily due to a combination of the winding down of the first time homeowners program and the general weakness in the economy, resulting in fewer refinancings during the first six months of 2010.

Income on investment banking decreased $229,000 for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to the low interest rate environment which has resulted in a slowdown in dealer-bank transactions.

Premiums on sale of student loans increased by $191,000 for the nine months ended September 30, 2010, compared to the same period in 2009.  The increase was due to a higher volume of loan sales in 2010.  U.S. government legislation has eliminated the private sector from providing student loans after the 2009-2010 school year.  During the third quarter of 2010, we sold the balance of our loans that were originated for the 2009-2010 school year, approximately $65 million of student loans, to the government, resulting in premiums of approximately $2.0 million.  See Loan Portfolio section for additional information on student loans.

There were no realized gains from the sale of securities for the three and nine month periods ended September 30, 2010, with no realized gains for the three-month period ended September 30, 2009. Gross realized gains of $144,000 were recognized from the sale of securities for the nine-month period ended September 30, 2009.  There were no realized losses over the same periods.

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

Non-interest expense for the three and nine-month periods ended September 30, 2010, was $26.8 million and $80.8 million, an increase of $451,000, or 1.7%, and $1.9 million, or 2.4%, from the same periods in 2009.  Included in non-interest expense in 2010 were nonrecurring merger related costs associated with the Company’s FDIC assisted acquisitions and nonrecurring branch closing costs.

Other real estate and foreclosure expense increased by $172,000, or 130%, and $384,000, or 132%, respectively, for the three and nine-month periods ended September 30, 2010, over the same periods of 2009.  This increase was a result of the increasing flow of nonperforming loans into foreclosed assets, then through liquidation.  We remain aggressive in the identification, quantification and resolution of problem loans.

Deposit insurance expense for the nine-month period ended September 30, 2010, decreased by $1.1 million, or 27%, from the same period in 2009.  The decrease in deposit insurance expense was primarily due to the special assessment applied to all insured institutions as of June 30, 2009.  The decrease was partially offset by current year increases in the fee assessment rates and the exhaustion of available credits to offset assessments.

Fees paid for professional services for the nine-month period ended September 30, 2010, increased by $526,000, or 21%, from the same period in 2009.  The increase in professional services, which consist of audit, accounting, legal and consulting fees, was primarily due to the increase in fees related to our ongoing efficiency initiatives.  See the section titled Efficiency Initiatives in the Overview for additional information.

Other non-interest expense for the nine-month period ended September 30, 2010, decreased $458,000, or 13%, from the same period in 2009.  The decrease was primarily due to a $335,000 reduction in lenders fees paid on student loans.

Table 6 below shows non-interest expense for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively, as well as changes in 2010 from 2009.

Table 6:  Non-Interest Expense

	Three Months		2010		Nine Months		2010
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2010	2009	2009		2010	2009	2009

Salaries and employee benefits	$14,809	$14,441	$368	2.55%	$45,039	$43,698	$1,341	3.07%
Occupancy expense, net	1,906	1,846	60	3.25	5,632	5,559	73	1.31
Furniture and equipment expense	1,542	1,553	(11)	-0.71	4,563	4,623	(60)	-1.30
Other real estate and
foreclosure expense	304	132	172	130.30	676	292	384	131.51
Deposit insurance	885	865	20	2.31	2,899	3,955	(1,056)	-26.70
Merger related costs	134	--	134	--	577	--	577	--
Other operating expenses
Professional services	1,041	981	60	6.12	3,042	2,516	526	20.91
Postage	594	626	(32)	-5.11	1,868	1,805	63	3.49
Telephone	584	528	56	10.61	1,707	1,579	128	8.11
Credit card expenses	1,407	1,294	113	8.73	4,037	3,792	245	6.46
Operating supplies	354	371	(17)	-4.58	1,013	1,118	(105)	-9.39
Amortization of intangibles	187	201	(14)	-6.97	575	604	(29)	-4.80
Other expense	3,011	3,469	(458)	-13.20	9,202	9,375	(173)	-1.85

Total non-interest expense	$26,758	$26,307	$451	1.71%	$80,830	$78,916	$1,914	2.43%

LOAN PORTFOLIO

Our loan portfolio, excluding loans covered by FDIC loss share agreements, averaged $1.835 billion and $1.933 billion during the first nine months of 2010 and 2009, respectively.  As of September 30, 2010, total loans, excluding loans covered by FDIC loss share agreements, were $1.740 billion, a decrease of $135.4 million from December 31, 2009.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Table 7:  Loan Portfolio

	September 30,	December 31,
(In thousands)	2010	2009

Consumer
Credit cards	$181,774	$189,154
Student loans	64,989	114,296
Other consumer	123,062	139,647
Total consumer	369,825	443,097
Real Estate
Construction	150,137	180,759
Single family residential	375,150	392,208
Other commercial	566,370	596,517
Total real estate	1,091,657	1,169,484
Commercial
Commercial	146,258	168,206
Agricultural	121,716	84,866
Financial institutions	--	3,885
Total commercial	267,974	256,957
Other	10,098	5,451

Total loans before allowance for loan losses	$1,739,554	$1,874,989

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $369.8 million at September 30, 2010, or 21.3% of total loans, compared to $443.0 million, or 23.6% of total loans at December 31, 2009.  The decrease in consumer loans from December 31, 2009, to September 30, 2010, was primarily due to the sale of student loans, the seasonal decline in our credit card portfolio and a decline in indirect consumer loans.

The student loan portfolio balance at September 30, 2010, was $65.0 million, compared to $114.3 million at December 31, 2009, a decrease of $49.3 million, or 43.1%.  The significant decrease was due to the sale of all student loans originated during the 2009-2010 school year.

Simmons has been in the student loan business since 1966, and we believe that the banking industry has been very efficient in serving the students and the schools in Arkansas.  However, U.S. government legislation finalized during the first quarter has eliminated the private sector from providing student loans after the 2009-2010 school year.  Therefore, as of June 30, 2010, Simmons and the banking industry are no longer providers of student loans.

As for our current student loan portfolio, we have sold the loans we originated during the 2009-2010 school year under the program established in 2008 in which the government will purchase the loans at par plus a premium.  Sales of these loans during the third quarter of 2010 have left approximately $65 million of student loans in our portfolio that will not qualify for the government purchase program.  We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $1.092 billion at September 30, 2010, or 62.8% of total loans, compared to the $1.169 billion, or 62.4% of total loans at December 31, 2009. Our construction and development (“C&D”) loans decreased by $30.6 million, or 16.9%, with loans either migrating to our commercial real estate (“CRE”) portfolio or being liquidated or refinanced elsewhere. Considering the challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix. Our C&D loans represent only 8.6% of our loan portfolio and, CRE loans (excluding C&D) represent 32.6% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $268.0 million at September 30, 2010, or 15.4% of total loans, compared to $257.0 million, or 13.7% of total loans at December 31, 2009.  An increase in the agricultural loan portfolio due primarily to seasonality was largely offset by a decrease in other commercial loans due to weak loan demand throughout Arkansas and southern Missouri.

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

Table 8:  Covered Assets

September 30,
(In thousands)	2010

Loans, net of discount	$38,160
Other real estate owned, net of discount	2,650
FDIC loss share receivable	9,600
Total covered assets	$50,410

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, with the banking industry no longer able to access the secondary market, and because the temporary federal government program only purchases student loans originated in the current year, we are required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $2.2 million of Government guaranteed student loans became over 90 days past due during the quarter ending September 30, 2010.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Foreclosed assets held for sale, excluding other real estate covered by FDIC loss share agreements, increased by $14.7 million from December 31, 2009, to September 30, 2010, as we continue to aggressively manage our non-performing assets.  The majority of the increase was attributable to our acceptance of a deed in lieu of foreclosure for an $8.1 million motel loan in the Northwest Arkansas region, previously in nonaccrual status.  We recorded the property at $6.7 million, with the difference charged-off through our allowance for loan losses.  This transaction is also the primary reason our nonaccrual loans decreased by $12.0 million from year end.  Total non-performing assets increased $2.5 million from December 31, 2009.  We remain aggressive in the identification, quantification and resolution of problem loans.

Given current economic conditions, borrowers of all types are experiencing declines in income and cash flow.  As a result, many borrowers are seeking to reduce contractual cash outlays, the most prominent being debt payments.  In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

When we restructure a loan to a borrower that is experiencing financial difficulty and grant a concession that we would not otherwise consider, a troubled debt restructuring (“TDR”) results and the Company classifies the loan as a TDR.  The Company grants various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Under ASC Topic 310-10-35 – Subsequent Measurement, a TDR is considered to be impaired, and an impairment analysis must be performed.  We assess the exposure for each modification, either by collateral discounting or by calculation of the present value of future cash flows, and determine if a specific allocation to the allowance for loan losses is needed.

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR one year after the year in which the restructuring takes place.  The Company had TDRs totaling $16.1 million and $20.9 million at September 30, 2010, and December 31, 2009, respectively.  The majority of performing and non-performing TDRs are in our CRE portfolio.

The Company returns TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain relatively good asset quality.  The allowance for loan losses as a percent of total loans was 1.48% as of September 30, 2010.  Non-performing loans equaled 0.75% of total loans.  Non-performing assets were 1.23% of total assets, up 11 basis points from year end.  The allowance for loan losses was 197% of non-performing loans. Our annualized net charge-offs to total loans for the third quarter of 2010 was 0.79%.  Excluding credit cards, the annualized net charge-offs to total loans for the third quarter was 0.63%.  Annualized net credit card charge-offs to total credit card loans for the third quarter were 2.24%, compared to 2.41% during the full year 2009, yet more than 775 basis points below the most recently published industry average for credit card charge-offs.

The Company does not own any securities backed by subprime mortgage assets, and offers no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual and other real estate owned (excluding covered loans and covered other real estate owned).

Table 9:  Non-performing Assets

	September 30,	December 31,
($ in thousands)	2010	2009

Nonaccrual loans (1)	$9,999	$21,994
Loans past due 90 days or more
(principal or interest payments):
Government guaranteed student loans (2)	2,154	1,939
Other loans	891	1,383
Total loans past due 90 days or more	3,045	3,322
Total non-performing loans	13,044	25,316

Other non-performing assets:
Foreclosed assets held for sale	23,903	9,179
Other non-performing assets	104	20
Total other non-performing assets	24,007	9,199

Total non-performing assets	$37,051	$34,515

Performing TDRs	$14,607	$12,718

Allowance for loan losses to
non-performing loans (3)	196.89%	98.81%
Non-performing loans to total loans (3)	0.75%	1.35%
Non-performing loans to total loans
(excluding Government guaranteed student loans) (2) (3)	0.63%	1.25%
Non-performing assets to total assets (3)	1.23%	1.12%
Non-performing assets to total assets
(excluding Government guaranteed student loans) (2) (3)	1.16%	1.05%

(1)	Includes nonaccrual TDRs of approximately $1.5 million at September 30, 2010, and $8.2 million at December 31, 2009.
(2)
Student loans past due 90 days or more are included in non-performing loans.  Student loans are Government guaranteed and will be purchased at 97% of principal and accrued interest when they exceed 270 days past due; therefore, non-performing ratios have been calculated excluding these loans.

(3)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

There was no interest income on the nonaccrual loans recorded for the nine month periods ended September 30, 2010 and 2009.

At September 30, 2010, impaired loans, net of government guarantees, excluding loans covered by FDIC loss share agreements, were $51.0 million compared to $46.9 million at December 31, 2009. Impaired loans at September 30, 2010, include $2.2 million of government guaranteed student loans.  During the three months ended June 30, 2010, some large commercial real estate loan relationships in the Northwest Arkansas region were downgraded and considered impaired.  However, individual impairment testing on these loans, based on current appraisals, revealed the need for specific reserves that were actually smaller for these relationships than had previously been applied based on our model.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2010	2009

Balance, beginning of year	$25,016	$25,841

Loans charged off
Credit card	4,103	3,983
Other consumer	1,911	1,710
Real estate	8,203	3,569
Commercial	679	1,287
Total loans charged off	14,896	10,549

Recoveries of loans previously charged off
Credit card	810	657
Other consumer	756	555
Real estate	3,382	1,252
Commercial	218	525
Total recoveries	5,166	2,989
Net loans charged off	9,730	7,560
Provision for loan losses	10,396	7,549

Balance, September 30	$25,682	25,830

Loans charged off
Credit card		1,353
Other consumer		1,048
Real estate		1,245
Commercial		633
Total loans charged off		4,279

Recoveries of loans previously charged off
Credit card		263
Other consumer		118
Real estate		141
Commercial		176
Total recoveries		698
Net loans charged off		3,581
Provision for loan losses		2,767

Balance, end of year		$25,016

Provision for Loan Losses

The amount of provision to the allowance during the nine month periods ended September 30, 2010 and 2009, and for the year ended December 31, 2009, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance.

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

As of September 30, 2010, the allowance for loan losses reflects an increase of approximately $666,000 from December 31, 2009, while total loans decreased by $135.4 million over the same nine month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  We are also cautious regarding the continued softening of the real estate market in Arkansas.  The housing industry remains one of the weakest links for economic recovery.  Although Arkansas’s unemployment rate is lagging behind the national average, it has continued to rise.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is at a level considered appropriate in relation to the estimated risk inherent in the loan portfolio for the period ended September 30, 2010.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 11.

Table 11:  Allocation of Allowance for Loan Losses

	September 30, 2010		December 31, 2009
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$5,515	10.4%	$5,808	10.1%
Other consumer	1,758	10.8%	1,719	13.5%
Real estate	9,275	62.8%	11,164	62.4%
Commercial	2,053	15.4%	2,451	13.7%
Other	239	0.6%	161	0.3%
Unallocated	6,842		3,713

Total	$25,682	100.0%	$25,016	100.0%

(1) Percentage of loans in each category to total loans not covered by FDIC loss share.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 85 financial centers, including our recent Kansas acquisition.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of September 30, 2010, core deposits comprised 83.2% of our total deposits.

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

Our total deposits as of September 30, 2010, were $2.382 billion, a decrease of $50.0 million from December 31, 2009.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Non-interest bearing transaction accounts increased $11.3 million to $374.5 million at September 30, 2010, compared to $363.2 million at December 31, 2009.  Interest bearing transaction and savings accounts were $1.146 billion at September 30, 2010, a $9.8 million decrease compared to $1.156 billion on December 31, 2009.  Total time deposits decreased approximately $51.5 million to $861.2 million at September 30, 2010, from $912.8 million at December 31, 2009.  We had $22.6 million and $21.4 of brokered deposits at September 30, 2010, and December 31, 2009, respectively.

LONG-TERM DEBT

Our long-term debt was $136.8 million and $159.8 million at September 30, 2010, and December 31, 2009, respectively.   The outstanding balance for September 30, 2010, includes $105.9 million in FHLB long-term advances and $30.9 million of trust preferred securities.  During the nine months ended September 30, 2010, we reduced long-term debt by $23.0 million, or 14.4%, from December 31, 2009.

CAPITAL

Overview

At September 30, 2010, total capital reached $384.0 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At September 30, 2010, our equity to asset ratio was 12.7% compared to 12.0% at year-end 2009.

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

Stock Repurchase

On November 28, 2007, we announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares we intend to repurchase.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  We intend to use the repurchased shares for stock based compensation programs, for payment of future stock dividends and for general corporate purposes.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  As part of our strategic focus on building capital, we suspended our stock repurchase program in July 2008.  We made no purchases of our common stock during the nine months ended September 30, 2010, or the year ended December 31, 2009.  Because of the recently completed stock offering and based on our strategy to retain capital, we do not anticipate resuming our stock repurchase during 2010.

Cash Dividends

We declared cash dividends on our common stock of $0.57 per share for the first nine months of 2010, unchanged from the same period of 2009.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2010, we meet all capital adequacy requirements to which we are subject.

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
Our risk-based capital ratios at September 30, 2010, and December 31, 2009, are presented in table 12 below:

Table 12:  Risk-Based Capital

	September 30,	December 31,
($ in thousands)	2010	2009
Tier 1 capital
Stockholders’ equity	$383,969	$371,247
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums (1)	(48,986)	(51,128)
Unrealized gain (loss) on available-for-sale
securities, net of income taxes	(1,052)	(762)

Total Tier 1 capital	363,931	349,357

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	4	5
Qualifying allowance for loan losses	23,729	24,405

Total Tier 2 capital	23,733	24,410

Total risk-based capital	$387,664	$373,767

Risk weighted assets	$1,894,845	$1,950,227

Assets for leverage ratio	$2,952,227	$3,002,275

Ratios at end of period
Tier 1 leverage ratio	12.33%	11.64%
Tier 1 risk-based capital ratio	19.21%	17.91%
Total risk-based capital ratio	20.46%	19.17%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%

(1)	In accordance with an Interagency Final Rule, goodwill deducted from Tier 1 capital has been reduced by the amount of any deferred tax liability associated with that goodwill.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {Gain on FDIC assisted transaction, merger related costs and branch right sizing expense}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009

Net Income	$7,620	$7,660	$20,557	$18,405
Nonrecurring items
Gain on FDIC assisted transaction	--	--	(3,037)	--
Merger related costs	134	--	577	--
Branch right sizing	--	--	372	--
Tax effect (1)	(53)	--	716	--

Net nonrecurring items	81	--	(1,372)	--

Core earnings (non-GAAP)	$7,701	$7,660	$19,185	$18,405

Diluted earnings per share	$0.44	$0.54	$1.19	$1.30
Nonrecurring items
Gain on FDIC assisted transaction	--	--	(0.18)	--
Merger related costs	--	--	0.03	--
Branch right sizing	--	--	0.02	--
Tax effect (1)	--	--	0.05	--

Net nonrecurring items	--	--	(0.08)	--

Diluted core earnings per share (non-GAAP)	$0.44	$0.54	$1.11	$1.30

(1)	Effective tax rate of 39.225%, adjusted for additional fair value deduction related to the donation of closed branch with a fair value significantly higher than its book value.

Item 3.               Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At September 30, 2010, undivided profits of the Company's subsidiary banks were approximately $175.2 million, of which approximately $18.0 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At September 30, 2010, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At September 30, 2010, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 18.0% of total assets, as compared to 17.8% at December 31, 2009.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $469 million of these lines of credit are currently available, if needed.

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

The table below presents our interest rate sensitivity position at September 30, 2010.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 14:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$248,050	$--	$--	$--	$--	$--	$--	$248,050
Assets held in trading
accounts	4,831	--	--	2,581	--	--	--	7,412
Investment securities	65,155	35,151	92,964	152,771	153,165	126,689	19,595	645,490
Mortgage loans held for sale	25,383	--	--	--	--	--	--	25,383
Loans	669,755	97,473	135,807	304,811	265,156	227,342	39,210	1,739,554
Covered loans	22,252	5,030	1,583	5,279	444	3,301	271	38,160

Total earning assets	1,035,426	137,654	230,354	465,442	418,765	357,332	59,076	2,704,049

Interest bearing liabilities
Interest bearing transaction
and savings deposits	660,007	--	--	--	97,285	291,856	97,285	1,146,433
Time deposits	93,557	162,569	234,553	243,776	102,969	23,818	--	861,242
Short-term debt	87,289	--	--	--	--	--	--	87,289
Long-term debt	10,792	12,564	35,953	4,438	8,394	27,231	37,457	136,829
Total interest bearing
liabilities	851,645	175,133	270,506	248,214	208,648	342,905	134,742	2,231,793

Interest rate sensitivity Gap	$183,781	$(37,479)	$(40,152)	$217,228	$210,117	$14,427	$(75,666)	$472,256
Cumulative interest rate
sensitivity Gap	$183,781	$146,302	$106,150	$323,378	$533,495	$547,922	$472,256
Cumulative rate sensitive assets
to rate sensitive liabilities	121.6%	114.2%	108.2%	120.9%	130.4%	126.1%	121.2%
Cumulative Gap as a % of
earning assets	6.8%	5.4%	3.9%	12.0%	19.7%	20.3%	17.5%

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended September 30, 2010.

Item 6.               Exhibits

Exhibit No.                                                                Description

2.1
Purchase and Assumption Agreement, dated as of May 14, 2010, among Federal Insurance Deposit Corporation, Receiver of Southwest Community Bank, Springfield, Missouri, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for May 19, 2010 (File No. 000-06253)).

2.2
Purchase and Assumption Agreement, dated as of October 15, 2010, among Federal Insurance Deposit Corporation, Receiver of Security Savings Bank F.S.B., Olathe, Kansas, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 21, 2010 (File No. 000-06253)).

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

10.21
Change in Control Agreement for Robert Dill (incorporated by reference to Exhibit 10.21 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.22
Amendment to Change in Control Agreement for Robert C. Dill (incorporated by reference to Exhibit 10.22 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.23
Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.24
First Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.24 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.25
Second Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.26
Executive Salary Continuation Agreement for David L. Bartlett (incorporated by reference to Exhibit 10.26 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.27
409A Amendment to the Simmons First Bank of Hot Springs Executive Salary Continuation Agreement for David Bartlett (incorporated by reference to Exhibit 10.27 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: November 9, 2010	/s/ J. Thomas May
J. Thomas May
Chairman and Chief Executive Officer

Date: November 9, 2010	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and Chief Financial Officer