Form 10-K
period 2010-12-31
SIMMONS FIRST NATIONAL CORP
filed 2011-03-04
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the fiscal year ended: December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).☐ Yes  ☒ No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2010, was $414,083,357 based upon the last trade price as reported on the NASDAQ Global Select Market® of $26.26.

The number of shares outstanding of the Registrant's Common Stock as of February 4, 2011, was 17,281,099.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2011.

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

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible loan losses, fair value for covered loans, covered other real estate owned and FDIC indemnification asset; and those factors set forth under Item 1A. Risk-Factors of this report and other cautionary statements set forth elsewhere in this report.   Many of these factors are beyond our ability to predict or control.  In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

PART I

ITEM 1.            BUSINESS

Company Overview

Simmons First National Corporation (the “Company) is a multi-bank financial holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company is headquartered in Arkansas with total assets of $3.3 billion, loans of $1.7 billion, deposits of $2.6 billion and equity capital of $397 million as of December 31, 2010.  We own eight community banks that are strategically located throughout Arkansas and conduct our operations through 89 offices, of which 85 are branches, or “financial centers,” located in 47 communities in Arkansas, Missouri and Kansas.

We seek to build shareholder value by (i) focusing on strong asset quality, (ii) maintaining strong capital (iii) managing our liquidity position, (iv) improving our efficiency through specific initiatives and (v) opportunistically growing our business, both organically and through potential Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions and traditional private community bank acquisitions.  We believe the depth and experience of our corporate executive management team and the management teams and directors of each of our community banks has allowed us to achieve excellent asset quality, a strong capital position and increased liquidity, even in the current challenging economic climate.

Community Bank Strategy

Our community banks feature locally based management and boards of directors, community-focused growth strategies, and flexibility in pricing of loans and deposits.  Our community banks are supported by our main subsidiary bank, Simmons First National Bank (“SFNB” or “lead bank”), which allows our community banks to provide products and services, such as a bank-issued credit card, that are usually offered only by larger banks. We believe that our enterprise-wide support system enables us to “out-product” our smaller, community bank competitors while our local focus allows us to “out-service” our larger interstate bank competitors.

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

In late 2007, as we anticipated deteriorating economic conditions, we concentrated on maintaining our strong asset quality, building capital and improving our liquidity position.  We intensified our focus on loan underwriting and on monitoring our loan portfolio in order to maintain asset quality, which is well above our peer group and the industry average.  From late 2007 to December 31, 2009, our liquidity position (net overnight funds sold) improved by approximately $150 million as a result of a strategic initiative to introduce deposit products that grew our core deposits in transaction and savings accounts and improved our deposit mix.  Transaction and savings deposits increased from 48% of total deposits as of December 31, 2007, to 62% of total deposits as of December 31, 2009, and to 63% of total deposits as of December 31, 2010.

Our capital levels have remained strong during the recent economic downturn.  As part of our strategic focus on building capital, we suspended our stock repurchase program in July 2008.  Additionally, despite our strong capital position, in October 2008 we applied, and were one of the earliest banks approved, for funding of up to $60 million under the U.S. Treasury’s Capital Purchase Program, referred to as the “CPP.”  After careful consideration and analysis, we believed there had been considerable improvement in the economic indicators since October 2008 and we determined that participation in the CPP was not necessary nor in the best interest of our shareholders.  We notified the Treasury in July 2009 that we did not intend to participate in the CPP.

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

In December 2009, we completed a secondary stock offering by issuing a total of 3,047,500 shares of common stock, including the over-allotment, at a price of $24.50 per share, less underwriting discounts and commissions.  The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were approximately $70.5 million.  Subsequent to the stock offering, we have approximately $100 million available from our shelf registration for future offerings.  The excess capital positions us to continue to take advantage of unprecedented acquisition opportunity through FDIC-assisted transactions of failed banks.  We continue to actively pursue the right opportunities that meet our strategic plan regarding mergers and acquisitions.

In 2010, we expanded outside the borders of Arkansas by acquiring two failed institutions through FDIC-assisted transactions.  The first was a $100 million failed bank located in Springfield, Missouri and the second was a $400 million failed thrift located in Olathe, Kansas.  On both transactions, we entered into a loss-share agreement with the FDIC, which provides significant protection of 80% of covered assets.  As part of the acquisitions, we recognized a pre-tax bargain purchase gain of $3.0 million and $18.3 million, respectively, on the Missouri and Kansas transactions.

Acquisition Strategy

We believe we are strategically positioned to leverage our strong capital position to grow through acquisitions.  In the near term, the disruptions in the financial markets continue to create opportunities for strong financial institutions to acquire selected assets and deposits of failed banks through FDIC-assisted transactions on attractive terms.  We intend to continue focusing our near term acquisition strategy on such transactions.  We also believe that the challenging economic environment combined with more restrictive bank regulatory reform will cause many financial institutions to seek merger partners in the intermediate future.  We believe our community bank model, strong capital and successful acquisition history position us as a purchaser of choice for community banks seeking a strong partner.

We expect that our primary geographic target area for acquisitions, both FDIC-assisted and negotiated, will fall within a 325 mile radius of central Arkansas.  Our first priority will be to focus on acquisitions within Arkansas while also seeking acquisitions within our target area in states contiguous to Arkansas.  The senior management teams of both our parent company and lead bank have had extensive experience during the past twenty years in acquiring banks, branches and deposits and post-acquisition integration of operations.  We believe this experience positions us to successfully acquire and integrate banks on both an FDIC-assisted and unassisted basis.

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

Efficiency Initiatives

In 2008, we began two significant initiatives to improve our operating performance by implementing cost efficiencies and selected revenue enhancements.  These initiatives have led to cost savings and revenue enhancements in 2010 and are expected to lead to further improvements in 2011 and beyond.

Our first such initiative was an effort to leverage our corporate buying power to renegotiate our existing vendor contracts at lower prices and to maximize the return on our investment in technology.  We began to benefit from operating expense savings as a result of more favorable contract terms with our vendors in 2009 with the full annualized benefits expected to be realized in 2011.

Our second initiative, which is larger in scope, is to identify and implement process improvements.  We are reviewing our business processes in an effort to improve our profitability while preserving the quality of our customer service.  The scope of this initiative includes implementing revenue enhancements, further consolidating back office processes and refining our organizational structure.  We began implementing this initiative in 2010 and intend to continue its implementation in 2011.  We expect to experience significant savings and revenue enhancements as this initiative takes effect.

Subsidiary Banks

Our lead bank, SFNB, is a national bank which has been in operation since 1903.   As of December 31, 2010, SFNB had total assets of $1.9 billion, total loans of $1.0 billion and total deposits of $1.5 billion.  Simmons First Trust Company N.A., a wholly owned subsidiary of SFNB, performs the trust and fiduciary business operations for SFNB and for us.  Simmons First Investment Group, Inc., a wholly owned subsidiary of SFNB, is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority and performs the broker-dealer operations for SFNB.

The following table shows our community subsidiary banks other than the lead bank:

	Year		As of December 31, 2010
Subsidiary	Acquired	Primary Market	Assets	Loans	Deposits
			(In thousands)
Simmons First Bank of Northeast Arkansas	1984	Northeast Arkansas	$328,465	$262,880	$276,912
Simmons First Bank of South Arkansas	1984	Southeast Arkansas	176,642	85,434	150,353
Simmons First Bank of Northwest Arkansas	1995	Northwest Arkansas	269,697	149,575	213,820
Simmons First Bank of Russellville	1997	Russellville, Arkansas	182,434	102,138	129,869
Simmons First Bank of Searcy	1997	Searcy, Arkansas	151,880	105,759	118,985
Simmons First Bank of El Dorado	1999	South central Arkansas	244,342	96,215	207,058
Simmons First Bank of Hot Springs	2004	Hot Springs, Arkansas	168,913	70,820	123,074

Our subsidiary banks provide complete banking services to individuals and businesses throughout the market areas they serve.  These banks offer consumer (credit card and other consumer), real estate (construction, single family residential and other commercial) and commercial (commercial, agriculture and financial institutions) loans, checking, savings and time deposits, trust and investment management services and securities and investment services.

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

The Board of Directors has delegated oversight of assets covered by FDIC loss share agreements to the Loss Share Loan Committee, comprised of the Corporate CEO, President and Executive Vice President, along with several SFNB executives.  The Board authorizes the Committee to transact loan origination, renewal and workout procedures relative to FDIC-assisted acquisitions.  Duties of the Committee shall be carried out in accordance with the Purchase and Assumption Agreements executed between the Bank and the FDIC.

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

Employees

As of February 4, 2011, the Company and its subsidiaries had approximately 1,108 full time equivalent employees.  None of the employees is represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups.  We consider our relationship with our employees to be good.

Executive Officers of the Company

The following is a list of all executive officers of the Company.  The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

J. Thomas May	64	Chairman and Chief Executive Officer	24
David L. Bartlett	59	President and Chief Operating Officer	14
Robert A. Fehlman	46	Executive Vice President and Chief Financial Officer	22
Marty D. Casteel	59	Executive Vice President and Secretary	22
Robert C. Dill	67	Executive Vice President, Marketing	44
David W. Garner	41	Senior Vice President and Controller	13
Kevin J. Archer	47	Senior Vice President/Credit Policy and Risk Assessment	15
Sharon K. Burdine	45	Senior Vice President and Human Resources Director	13
Tina M. Groves	41	Senior Vice President/Manager, Audit/Compliance	5

Board of Directors of the Company

The following is a list of the Board of Directors of the Company as of December 31, 2010, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

William E. Clark, II	Chief Executive Officer Clark Contractors LLC

Steven A. Cossé	Executive Vice President and General Counsel Murphy Oil Corporation

Edward Drilling	President AT&T Arkansas

Eugene Hunt	Attorney Hunt Law Firm

George A. Makris, Jr.	President M.K. Distributors, Inc.

J. Thomas May	Chairman and Chief Executive Officer Simmons First National Corporation

W. Scott McGeorge	President Pine Bluff Sand and Gravel Company

Stanley E. Reed	Farmer President (retired) Arkansas Farm Bureau

Harry L. Ryburn	Orthodontist (retired)

Robert L. Shoptaw	Chairman of the Board Arkansas Blue Cross and Blue Shield

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

Subsidiary Banks

During the fourth quarter of 2010, the Company realigned the regulatory oversight for its affiliate banks in order to create efficiencies through regulatory standardization.  We operate as a multi bank holding company and over the years, have acquired several banks.  In accordance with the corporate strategy of leaving the bank structure unchanged, each acquired bank stayed intact as did its regulatory structure.  As a result, the Company’s eight affiliate banks were regulated by the Arkansas State Bank Department, the Federal Reserve, the FDIC, and/or the Office of the Comptroller of the Currency (“OCC”).

Following the regulatory realignment, the lead bank will remain a national bank regulated by the OCC while the other seven affiliate banks will be state member banks and will have the Arkansas State Bank Department as their primary regulator and the Federal Reserve as their federal regulator.

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

Risk-Weighted Capital Requirements for the Company and the Subsidiary Banks

Since 1993, banking organizations (including financial holding companies, bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital.  A well-capitalized institution is one that has at least a 10% "total risk-based capital" ratio.  For a tabular summary of our risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital" and Note 20, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

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

FDIC Deposit Insurance Assessments

On October 16, 2008, in response to the problems facing the financial markets and the economy, the FDIC published a restoration plan (“Restoration Plan”) designed to replenish the Deposit Insurance Fund (“DIF”) such that the reserve ratio would return to 1.15 percent within five years.  On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter 2009.

On February 27, 2009, the FDIC concluded that the problems facing the financial services sector and the economy at large constituted extraordinary circumstances and amended the Restoration Plan and extended the time within which the reserve ratio would return to 1.15 percent from five to seven years (“Amended Restoration Plan”).  In May 2009, Congress amended the statutory provision governing establishment and implementation of a Restoration Plan to allow the FDIC eight years to bring the reserve ratio back to 1.15 percent, absent extraordinary circumstances.

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009.

In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

•	The period of the Amended Restoration Plan was extended from seven to eight years.
•	The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.
•
The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010.  The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15 percent within the Amended Restoration Plan period of eight years.

•
The FDIC announced that, at least semi-annually following the adoption of the Amended Restoration Plan, it will update its loss and income projections for the DIF.  The FDIC also announced that it may, if necessary, adopt a new rule prior to the end of the eight-year period to increase assessment rates in order to return the reserve ratio to 1.15 percent.

On November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009.  Our payment was $11.2 million.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which was signed into law on July 21, 2010, changes how the FDIC will calculate future deposit insurance premiums payable by insured depository institutions.  The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits.  The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.

The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds.  Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.5% of insured deposits.  The FDIC adopted a final rule on February 7, 2011 that implements these provisions of the Dodd-Frank Act.

Temporary Liquidity Guarantee Program

On November 21, 2008, the FDIC Board of Directors adopted a final rule implementing the Temporary Liquidity Guarantee Program (“TLGP”).  The TLGP consists of two basic components: a guarantee of newly issued senior unsecured debt of banks, thrifts, and certain holding companies (the debt guarantee program) and full guarantee of non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount (the transaction account guarantee program).  The purpose of the guarantee of transaction accounts and the debt guarantee was to reduce funding costs and allow banks and thrifts to increase lending to consumers and businesses.  All insured depository institutions were automatically enrolled in both programs unless they elected to opt out by a specified date.  Our subsidiary banks did not elect to opt out and thus participated in both programs.

As originally adopted, the transaction account guarantee program was to terminate on December 31, 2009, although the FDIC subsequently extended the program through December 31, 2010.  The Dodd-Frank Act, which was adopted on July 21, 2010, included a provision that effectively replaced the transaction account guarantee program and extended the unlimited FDIC guarantee of noninterest bearing transaction accounts through December 31, 2012 for all insured depository institutions, not just those that elect to participate.  Also, the Dodd-Frank Act provision, unlike the transaction account guarantee program, does not include low-interest NOW accounts within the definition of noninterest bearing transaction accounts, and such accounts are therefore not covered by unlimited deposit insurance coverage.  A subsequent amendment to the Dodd-Frank Act that became effective on December 31, 2010 extended unlimited deposit insurance coverage for "Interest on Lawyers Trust Accounts" through December 31, 2012.

The debt guarantee program under the TLGP initially permitted participating entities to issue FDIC-guaranteed senior unsecured debt until June 30, 2009, with the FDIC’s guarantee for such debt to expire on the earlier of the maturity of the debt (or the conversion date, for mandatory convertible debt) or June 30, 2012.  On March 17, 2009, the FDIC extended the debt guarantee portion of the TLGP from June 30, 2009 to October 31, 2009 and imposed a surcharge on debt issued with a maturity of one year or more beginning in the second quarter to gradually phase out the program. There were no further extensions of the debt guarantee program, and the program concluded on October 31, 2009.   The FDIC’s guarantee of debt issued before that date will expire no later than December 31, 2012.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, and impose new capital requirements on bank and thrift holding companies.

The Dodd-Frank Act also makes permanent the temporary increase in deposit insurance coverage from $100,000 to $250,000 that was included in the EESA, and extends until December 31, 2012 the period during which the FDIC will provide unlimited deposit insurance for "noninterest bearing transaction accounts".

The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection (the “CFPB”) as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways.

Because many of the regulations required to implement the Dodd-Frank Act have not yet been issued, the statute’s effect on the financial services industry in general, and on us in particular, is uncertain at this time.  The Dodd-Frank Act is likely to affect our cost of doing business, however, and may limit or expand the scope of our permissible activities and affect the competitive balance within our industry and market areas.  Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

Pending Legislation

Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress often considers a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposals will be adopted or the extent to which our business may be affected.

ITEM 1A.         RISK FACTORS

Risks Related to Our Industry

Our business may be adversely affected by conditions in the financial markets and general economic conditions.

From 2007 through 2009, the United States was in a recession. Although there are some indicators of improvement, business activity across a wide range of industries and regions has been greatly reduced and local governments and many businesses are having difficulty due to the lack of consumer spending, the lack of liquidity in the credit markets and high unemployment.

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

The business environment in Arkansas, Missouri and Kansas could continue to deteriorate. There can be no assurance that these business and economic conditions will improve in the near term. The continuation of these conditions could adversely affect the credit quality of our loans and our results of operations and financial condition.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

In response to the financial crisis affecting the banking system and financial markets, the Dodd-Frank Act was enacted in 2010, as well as several programs that have been initiated by the U.S. Treasury, the FRB, and the FDIC to stabilize the financial system.

Some of the provisions of recent legislation and regulation that may adversely impact the Company include: the Durbin Act which mandates a limit to debit card interchange fees and Regulation E amendments to the EFTA regarding overdraft fees. These provisions may limit the type of products we offer, the methods by which we offer them, and the prices at which they are offered. These provisions may also increase our costs in offering these products.

The newly created CFPB will have unprecedented authority over the regulation of consumer financial products and services. The CFPB will have broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers. The scope and impact of the CFPB's actions cannot be determined at this time, which creates significant uncertainty for the Company and the financial services industry in general.

These new laws, regulations, and changes may increase our costs of regulatory compliance. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability. The future impact of the many provisions in the Dodd-Frank Act and other legislative and regulatory initiatives on the Company's business and results of operations will depend upon regulatory interpretation and rulemaking that will be undertaken over the next several months and years. As a result, we are unable to predict the ultimate impact of the Dodd-Frank Act or of other future legislation or regulation, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.

Difficult market conditions have adversely affected our industry.

The financial markets have continued to experience significant volatility. In some cases, the financial markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If financial market volatility worsens, or if there are more disruptions in the financial markets, including disruptions to the United States or international banking systems, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Risks Related to Our Business

Our concentration of banking activities in Arkansas, including our real estate loan portfolio, makes us more vulnerable to adverse conditions in the particular Arkansas markets in which we operate.

Until our 2010 FDIC-assisted acquisitions in Missouri and Kansas, our subsidiary banks operated exclusively within the state of Arkansas, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Our financial condition, results of operations and cash flows are subject to changes in the economic conditions in our home state, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans. We largely depend on the continued growth and stability of the communities we serve for our continued success. Declines in the economies of these communities or the states of Arkansas, Missouri or Kansas, in general could adversely affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, thus adversely affecting our net income, profitability and financial condition.

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

Our loan portfolio in Northwest Arkansas has been more negatively impacted than our loan portfolio comprised from other regions in Arkansas. This fact results primarily from the acute contraction in that region’s economy and its real estate markets as compared to Arkansas as a whole. In 2010 we have put an additional $9 million in capital into our Northwest Arkansas bank. A continued deterioration of the Northwest Arkansas economy or its failure to fully participate in an economic recovery could require us to further tighten our local lending standards, inject more capital into our Northwest Arkansas bank and increase allowances for loan losses relative to loans made in the region.

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

We have a significant consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in 2010, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 2.37% of our average outstanding credit card balances for the year ended December 31, 2010, compared to 2.61% of the average outstanding balances for the year ended on December 31, 2009. The current economic downturn could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

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

We have been active in making student loans and this part of our business has been terminated by the federal government.

Our subsidiary banks historically have been active in the student loan market and our student loan portfolio has been profitable in the past. Recent interruptions in the credit markets and certain changes in the federal government programs affecting student loans, however, have decreased the marketability of student loans and increased our holding period for such loans. These events have increased our expenses associated with making and holding student loans and decreased the profitability of making such loans. The Company has terminated its student loan origination activities as a result of changes mandated by the Department of Education.  These changes by the federal government eliminate banks from participating in student loan programs. Terminating our ability to originate student loans could adversely affect our profitability in the future.

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

The Company and its subsidiaries own or lease additional offices throughout the state of Arkansas, Missouri and Kansas.  The Company and its eight banks conduct financial operations from 89 offices, of which 85 are financial centers, in 47 communities throughout Arkansas, Missouri and Kansas.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFNC.” Set forth below are the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for each quarter of the fiscal years ended December 31, 2010 and 2009.  Also set forth below are dividends declared per share in each of these periods:

			Quarterly
	Price Per Common Share		Dividends Per Common
	High	Low	Share

2010
1st quarter	$28.42	$24.99	$0.19
2nd quarter	29.50	25.46	0.19
3rd quarter	28.99	24.18	0.19
4th quarter	30.13	26.44	0.19

2009
1st quarter	$29.54	$20.30	$0.19
2nd quarter	30.02	23.90	0.19
3rd quarter	30.84	26.15	0.19
4th quarter	30.00	24.50	0.19

On February 4, 2011, the closing price for our common stock as reported on the NASDAQ was $28.03.  As of February 4, 2011, there were 1,310 shareholders of record of our common stock.

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

Our principal source of funds for dividend payments to our stockholders is distributions, including dividends, from our subsidiary banks, which are subject to restrictions tied to such institution’s earnings.  Under applicable banking laws, the declaration of dividends by SFNB in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency.  Further, as to Simmons First Bank of Northeast Arkansas, Simmons First Bank of El Dorado, Simmons First Bank of Northwest Arkansas, Simmons First Bank of South Arkansas, Simmons First Bank of Hot Springs, Simmons First Bank of Russellville and Simmons First Bank of Searcy, regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2010, approximately $17.5 million was available for the payment of dividends by the subsidiary banks without regulatory approval.  For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk – Liquidity and Market Risk Management," and Note 20, Stockholders’ Equity, of Notes to Consolidated Financial Statements.

Stock Repurchase

On November 28, 2007, we announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares we intend to repurchase.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  We intend to use the repurchased shares to satisfy stock option exercise, payment of future stock dividends and general corporate purposes.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  As part of our strategic focus on building capital, we suspended our stock repurchase program in July 2008.  We made no purchases of our common stock during the three months or year ended December 31, 2010.  Because of the recently completed stock offering and based on our strategy to retain capital, we do not anticipate resuming our stock repurchase during 2011.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Bank Stock Index and the S&P 500 Stock Index.  The graph assumes an investment of $100 on December 31, 2005 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Simmons First National Corporation	100.00	116.03	100.63	114.82	111.48	117.47
NASDAQ Bank Index	100.00	113.82	91.16	71.52	59.87	68.34
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99

ITEM 6.             SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and  2006, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

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

	Years Ended December 31
(In thousands, except per share & other data)	2010	2009	2008	2007	2006
Income statement data:
Net interest income	$101,949	$97,727	$94,017	$92,116	$88,804
Provision for loan losses	14,129	10,316	8,646	4,181	3,762
Net interest income after provision for loan losses	87,820	87,411	85,371	87,935	85,042
Non-interest income	77,931	52,711	49,326	46,003	43,947
Non-interest expense	111,320	104,722	96,360	94,197	89,068
Income before taxes	54,431	35,400	38,337	39,741	39,921
Provision for income taxes	17,314	10,190	11,427	12,381	12,440
Net income	$37,117	$25,210	$26,910	$27,360	$27,481

Per share data:
Basic earnings	2.16	1.75	1.93	1.95	1.93
Diluted earnings	2.15	1.74	1.91	1.92	1.90
Diluted core earnings (non-GAAP) (1)	1.51	1.74	1.73	1.97	1.90
Book value	23.01	21.72	20.69	19.57	18.24
Tangible book value (non-GAAP) (2)	19.36	18.07	16.16	14.97	13.68
Dividends	0.76	0.76	0.76	0.73	0.68
Basic average common shares outstanding	17,204,200	14,375,323	13,945,249	14,043,626	14,226,481
Diluted average common shares outstanding	17,264,900	14,465,718	14,107,943	14,241,182	14,474,812

Balance sheet data at period end:
Assets	3,316,432	3,093,322	2,923,109	2,692,447	2,651,413
Investment securities	613,662	646,915	646,134	530,930	527,126
Total loans	1,683,464	1,874,989	1,933,074	1,850,454	1,783,495
Allowance for loan losses	26,416	25,016	25,841	25,303	25,385
Goodwill & other intangible assets	63,068	62,374	63,180	63,987	64,804
Non interest bearing deposits	428,750	363,154	334,998	310,181	305,327
Deposits	2,608,769	2,432,172	2,336,333	2,182,857	2,175,531
Long-term debt	133,394	128,894	127,741	51,355	52,381
Subordinated debt & trust preferred	30,930	30,930	30,930	30,930	30,930
Stockholders’ equity	397,371	371,247	288,792	272,406	259,016
Tangible stockholders’ equity (non GAAP) (2)	334,303	308,873	225,612	208,419	194,212

Capital ratios at period end:
Stockholders’ equity to total assets	11.98%	12.00%	9.88%	10.12%	9.77%
Tangible common equity to tangible assets (non-GAAP) (3)	10.28%	10.19%	7.89%	7.93%	7.51%
Tier 1 leverage ratio	11.33%	11.64%	9.15%	9.06%	8.83%
Tier 1 risk-based ratio	20.05%	17.91%	13.24%	12.43%	12.38%
Total risk-based capital ratio	21.30%	19.17%	14.50%	13.69%	13.64%
Dividend payout	35.35%	43.68%	39.79%	38.02%	35.79%

Annualized performance ratios:
Return on average assets	1.19%	0.85%	0.94%	1.03%	1.07%
Return on average equity	9.69%	8.26%	9.54%	10.26%	10.93%
Return on average tangible equity (non-GAAP) (2) (4)	11.71%	10.61%	12.54%	13.78%	15.03%
Net interest margin (5)	3.78%	3.78%	3.75%	3.96%	3.96%
Efficiency ratio (6)	65.28%	65.69%	66.84%	64.94%	64.81%

Balance sheet ratios: (7)
Nonperforming assets as a percentage of period-end assets	1.12%	1.12%	0.64%	0.51%	0.45%
Nonperforming loans as a percentage of period-end loans	0.83%	1.35%	0.81%	0.60%	0.56%
Nonperforming assets as a percentage of period-end loans & OREO	2.18%	1.83%	0.96%	0.75%	0.67%
Allowance/to nonperforming loans	190.17%	98.81%	165.12%	226.10%	252.46%
Allowance for loan losses as a percentage of period-end loans	1.57%	1.33%	1.34%	1.37%	1.42%
Net (recoveries) charge-offs as a percentage of average loans	0.71%	0.58%	0.43%	0.23%	0.22%

Other data
Number of financial centers	85	84	84	83	81
Number of full time equivalent employees	1,075	1,091	1,123	1,128	1,134

(1)
Diluted core earnings (net income excluding nonrecurring items) is a non-GAAP measure. The following nonrecurring items were excluded in the calculation of diluted core earnings per share (non-GAAP). In 2010, the Company recorded a net $0.65 increase in EPS from FDIC-assisted acquisitions (bargain purchase gains, merger related costs, gains from disposition of investment securities and costs from disposition of FHLB borrowings). Also in 2010, the Company recorded a $0.01 decrease in EPS from costs to close nine branches.  In 2008, the Company recorded a $0.13 increase in EPS from the cash proceeds on a mandatory Visa stock redemption and a $0.05 increase in EPS from the reversal of Visa, Inc.’s litigation expense recorded in 2007. In 2007, the Company recorded a $0.05 reduction in EPS from litigation expense associated with the recognition of certain contingent liabilities related to Visa, Inc.’s litigation.

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

	Years Ended December 31
(In thousands, except per share & other data)	2010	2009	2008	2007	2006

Stockholders’ equity	$397,371	$371,247	$288,792	$272,406	$259,016
Less: Intangible assets
Goodwill	60,605	60,605	60,605	60,605	60,605
Other intangibles	2,463	1,769	2,575	3,382	4,199
Tangible stockholders’ equity (non-GAAP)	$334,303	$308,873	$225,612	$208,419	$194,212
Book value per share	$23.01	$21.72	$20.69	$19.57	$18.24
Tangible book value per share (non-GAAP)	$19.36	$18.07	$16.16	$14.97	$13.68
Shares outstanding	17,271,594	17,093,931	13,960,680	13,918,368	14,196,855

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

(5)	Fully taxable equivalent (assuming an income tax rate of 39.225%).
(6)
The efficiency ratio is total non-interest expense less foreclosure expense and amortization of intangibles, divided by the sum of net interest income on a fully taxable equivalent basis plus total non-interest income less security gains, net of tax. For the year ended December 31, 2010, this calculation excludes the gain on FDIC-assisted transactions of $21.3 million from total non-interest income. For the year ended December 31, 2009, this calculation excludes the FDIC special assessment of $1.4 million from total non-interest expense. For the year ended December 31, 2008, this calculation adds the VISA litigation expense reversal of $1.2 million to total non-interest expense and excludes gain on partial redemption of Visa shares of $3.0 million from total non-interest income. For the year ended December 31, 2007, this calculation excludes VISA litigation expense of $1.2 million from total non-interest expense.

(7)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Overview

As discussed in Note 18, New Accounting Standards, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, on July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  We adopted this accounting standard in preparing the Consolidated Financial Statements beginning with the year ended December 31, 2009.

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

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding (a) the determination of the adequacy of the allowance for loan losses, (b) acquisition accounting, (c) the valuation of goodwill and the useful lives applied to intangible assets, (d) the valuation of employee benefit plans and (e) income taxes.

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

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loan.  This includes loans that are delinquent 90 days or more, nonaccrual loans and certain other loans identified by management.  Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan losses.  Specific allocations are applied when quantifiable factors are present requiring an allocation other than that we established based on our analysis of historical losses for each loan category.  Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days unless management is aware of circumstances which warrant continuing the interest accrual.  Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

Acquisition Accounting, Covered Loans and Related Indemnification Asset

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.  Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the Federal Deposit Insurance Corporation (the “FDIC”).  The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC.  A corresponding claim receivable is recorded until cash is received from the FDIC.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 12, Employee Benefit Plans, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

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

2010 Overview

Our net income for the year ended December 31, 2010, was $37.1 million, a 47.2% increase from net income of $25.2 million in 2009.  Net income in 2008 was $26.9 million.  Diluted earnings per share increased $0.41, or 23.6%, to $2.15 in 2010 compared to $1.74 in 2009.  Diluted earnings per share in 2008 were $1.91.

On October 15, 2010, we announced that our wholly-owned bank subsidiary, Simmons First National Bank (“SFNB” or the “lead bank”), entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase substantially all of the assets and to assume substantially all of the deposits and certain other liabilities of Security Savings Bank, FSB (“SSB”) in Olathe, Kansas.  The Company recognized a pre-tax bargain purchase gain of $18.3 million on this transaction and incurred pre-tax merger related costs of $2.0 million.  As part of our acquisition strategy, the investment portfolio was liquidated resulting in a pre-tax gain of $317,000. Additionally, in order to utilize some of the Company’s excess liquidity, $58.4 million in FHLB advances were paid off, which resulted in a one-time pre-payment expense of $594,000.  After taxes, the combined fourth quarter 2010 nonrecurring items contributed $9.7 million to net income, or $0.56 to diluted earnings per share, for the year ended December 31, 2010.

On May 14, 2010, we announced that our wholly-owned bank subsidiary, SFNB, entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase substantially all of the assets and to assume substantially all of the deposits and certain other liabilities of Southwest Community Bank (“SWCB”) in Springfield, Missouri.  The Company recognized a pre-tax bargain purchase gain of $3.0 million on this transaction and incurred pre-tax merger related costs of $0.4 million.  After taxes, these nonrecurring items contributed $1.6 million to net income, or $0.09 to diluted earnings per share, for the year ended December 31, 2010.  Also, during the second quarter of 2010, as a result of our branch right sizing initiative, we recorded a one-time, nonrecurring charge of $0.01 to diluted earnings per share.  See Efficiency Initiatives below for more information on branch right sizing.

Excluding all nonrecurring items for the year ended December 31, 2010, core earnings were $26.0 million, or $1.51 diluted core earnings per share.  See Reconciliation of Non-GAAP Measures and Table 21 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

Total loans, excluding those covered by FDIC loss share agreements, were $1.7 billion at December 31, 2010, a decrease of 10.2% from the same period in 2009.  As expected, we saw a $53.0 million decrease in our Student Loan Portfolio as a result of the decision by the administration and Congress to eliminate the private sector from providing student loans.  Our real estate loan portfolio decreased by $102.9 million.  Additionally, like the rest of the industry, we continue to experience weak loan demand as a result of the recession.  We believe loan demand is likely to remain soft throughout 2011, but we are committed and positioned to meet the borrowing needs of our consumer and business customers.

Although the general state of the national economy remains somewhat unsettled, and despite the challenges in the Northwest Arkansas region, we continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.57% at December 31, 2010.  Non-performing loans equaled 0.83% of total loans, down 52 basis points from 2009.  Non-performing assets were 1.12% of total assets, unchanged from 2009.  The allowance for loan losses was 190.17% of non-performing loans.  The Company’s annualized net charge-offs for 2010 were 0.70% of total loans.  Excluding credit cards, annualized net charge-offs for 2010 were 0.52% of total loans.  Net credit card charge-offs for 2010 were 2.37%, more than 550 basis points below the most recently published credit card charge-off industry average.  We do not own any securities backed by subprime mortgage assets and we have no mortgage loan products that target subprime borrowers.

Total assets at December 31, 2010, were $3.3 billion, an increase of $223 million, or 7.21%, over the period ended December 31, 2009.  Stockholders’ equity as of December 31, 2010, was $397.4 million, an increase of $26.1 million, or approximately 7.04%, from December 31, 2009.

Simmons First National Corporation is an Arkansas based financial holding company with $3.3 billion in assets and eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas.  Including one office in Missouri and nine offices in Kansas acquired in 2010 through FDIC-assisted transactions, our eight subsidiary banks conduct financial operations from 89 offices, of which 85 are financial centers, in 47 communities in Arkansas, Missouri and Kansas.

Efficiency Initiatives

We previously reported that we hired a consultant to help us identify and implement revenue enhancements, process improvements and branch staff level adjustments.  The identification phase of the project is complete and we have begun to implement the recommendations.  We currently estimate a total annual benefit from the efficiency initiative of approximately $5 million before tax.  Approximately one-third of the benefit is projected from revenue enhancements with the remainder from non-interest expense savings.  We have assured our associates that no one will lose their job as a result of this initiative, as all positions impacted will be eliminated through attrition.  Therefore, we will not recognize the full annual benefit immediately.  For 2011, we estimate a $1.5 million to $2.0 million improvement compared to 2010 with the remaining benefit to be achieved in 2012 and 2013.

During June 2010, as scheduled as part of our branch right sizing initiative, and after much deliberation and analysis, we closed or consolidated nine financial centers, primarily smaller branches in rural areas.  We believe most of the customers have been absorbed into other Simmons locations in close proximity to the closed branches.  After the closings, we now have 75 financial centers in Arkansas, still one of the best footprints in the state.  As a result of these closings, we recorded a one-time, nonrecurring pre-tax charge of $372,000, or $0.01 to diluted earnings per share in 2010.  Again, staff reductions will be realized through attrition and associates at the affected branches will be reassigned to other locations.  We project annual non-interest expense savings of approximately $900,000 before tax, and estimate we achieved 40% of that benefit in 2010, beginning in the third quarter.  Our branch right sizing initiative has been under way for some time.  Over the last several years we have added numerous new financial centers, closed several and relocated others.  We will continue our efforts to manage our product delivery system in the most efficient manner possible.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  Our loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2007 at 8.25% and decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 7.25%.  During 2008, the prime interest rate decreased 200 basis points in the first quarter, 25 basis points in the second quarter and another 175 basis points in the fourth quarter to end the year at 3.25%.  The prime interest rate has remained unchanged at 3.25% throughout 2009 and 2010.

The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began 2007 at 5.25%.  During 2007, the Federal Funds rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 4.25%.  During 2008, the Federal Funds rate decreased 200 basis points in the first quarter, 25 basis points in the second quarter and another 175-200 basis points in the fourth quarter to end the year at 0.00% - 0.25%.   The Federal Funds rate has remained unchanged throughout 2009 and 2010.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  These historical percentages are consistent with our current interest rate sensitivity.

For the year ended December 31, 2010, net interest income on a fully taxable equivalent basis was $107.0 million, an increase of $4.3 million, or 4.2%, from the same period in 2009.  The increase in net interest income was the result of an $11.8 million decrease in interest expense offset by a $7.5 million decrease in interest income.

The $11.8 million decrease in interest expense for 2010 is primarily the result of a 54 basis point decrease in cost of funds due to competitive repricing during a falling interest rate environment, coupled with a shift in our mix of interest bearing deposits.  The lower interest rates accounted for an $11.0 million decrease in interest expense. The most significant component of this decrease was the $7.7 million decrease associated with the repricing of our time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of our time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 85 basis points from 2.43% to 1.58%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $3.7 million decrease in interest expense, with the average rate decreasing by 32 basis points from 0.76% to 0.44%.  Although the level of average total interest bearing liabilities increased slightly, interest expense due to volume decreased by $0.8 million as a result of a change in deposit mix (higher costing time deposits declined while lower costing transaction accounts increased) and a reduction in average long-term debt.  Also included in 2010 interest expense is a $594,000 one-time pre-payment expense from the pay-off of $58.4 million in FHLB advances related to the SSB FDIC-assisted transaction.  As part of our acquisition strategy, we decided to pay-off these advances in order to utilize some of the Company’s excess liquidity.

The $7.5 million decrease in interest income for 2010 is primarily the result of a 47 basis point decrease in yield on earning assets associated with the repricing to a lower interest rate during a low rate environment coupled with a shift in our mix of interest earning assets.  The lower interest rates accounted for a $5.4 million decrease in interest income.  The most significant component of this decrease was the $4.6 million decrease associated with the repricing of our investment securities portfolio.  As a result, the average rate earned on the securities portfolio decreased 69 basis points from 4.11% to 3.42%.  Although the level of average interest earning assets increased by $113.4 million, interest income due to volume decreased by $2.1 million as a result of a change in asset mix (higher yielding loans declined while lower yielding balances due from banks increased).  The decrease in average loans, net of covered loans, accounted for a $3.1 million decrease in interest income, offset by a $0.8 million increase in interest income from the increase in average investment securities and balances due from banks.   The increase in balances due from banks was due to our 2008 and 2009 initiative to increase liquidity, along with our secondary stock offering completed in December 2009 which provided approximately $70.5 million in net proceeds.

Our net interest margin was 3.78% for the year ended December 31, 2010, unchanged from 2009.  As discussed above, margin levels for 2010 were negatively impacted from the pre-payment of FHLB advances related to the FDIC-assisted transaction, the decrease in the loan portfolio and a higher level of liquidity than planned.  Based on our current interest rate risk pricing model, we anticipate a slight margin expansion in 2011 due to a reduction in our overnight liquidity and the impact of our FDIC-assisted acquisitions.

Our net interest margin increased 3 basis points to 3.78% for the year ended December 31, 2009, when compared to 3.75% for the same period in 2008.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2010, 2009 and 2008, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2010 versus 2009 and 2009 versus 2008.

Table 1:           Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Year Ended December 31
(In thousands)	2010	2009	2008

Interest income	$128,955	$136,533	$156,141
FTE adjustment	5,012	4,935	4,060

Interest income - FTE	133,967	141,468	160,201
Interest expense	27,006	38,806	62,124

Net interest income - FTE	$106,961	$102,662	$98,077

Yield on earning assets - FTE	4.74%	5.21%	6.12%

Cost of interest bearing liabilities	1.15%	1.69%	2.77%

Net interest spread - FTE	3.59%	3.52%	3.35%

Net interest margin - FTE	3.78%	3.78%	3.75%

Table 2:           Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2010 vs. 2009	2009 vs. 2008

(Decrease) increase due to change in earning assets	$(2,062)	$5,523
Decrease due to change in earning asset yields	(5,439)	(24,256)
Increase due to change in interest rates paid on interest bearing liabilities	11,013	22,796
Increase due to change in interest bearing liabilities	787	522

Increase in net interest income	$4,299	$4,585

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2010. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:              Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2010			2009			2008
(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS

Earning Assets Interest bearing balances due from banks	$273,001	$721	0.26	$120,763	$439	0.36	$83,547	$1,415	1.69
Federal funds sold	1,686	15	0.89	4,271	27	0.63	34,577	748	2.16
Investment securities - taxable	440,379	8,951	2.03	448,918	13,896	3.10	437,612	21,057	4.81
Investment securities - non-taxable	206,832	13,211	6.39	196,446	12,632	6.43	157,793	10,173	6.45
Mortgage loans held for sale	16,762	715	4.27	12,428	608	4.89	6,909	411	5.95
Assets held in trading accounts	7,278	30	0.41	6,187	20	0.32	5,711	73	1.28
Loans	1,800,868	106,120	5.89	1,924,317	113,846	5.92	1,891,357	126,324	6.68
Covered loans	79,912	4,204	5.26	--	--	--	--	--	--
Total interest earning assets	2,826,718	133,967	4.74	2,713,330	141,468	5.21	2,617,506	160,201	6.12
Non-earning assets	307,143			251,282			250,675

Total assets	$3,133,861			$2,964,612			$2,868,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities Interest bearing liabilities Interest bearing transaction and savings accounts	$1,181,597	$5,227	0.44	$1,091,960	$8,252	0.76	$959,567	$14,924	1.56
Time deposits	907,146	14,310	1.58	939,358	22,794	2.43	1,021,427	38,226	3.74
Total interest bearing deposits	2,088,743	19,537	0.94	2,031,318	31,046	1.53	1,980,994	53,150	2.68

Federal funds purchased and securities sold under agreement to repurchase	101,918	532	0.52	107,975	769	0.71	113,964	2,110	1.85
Other borrowed funds Short-term debt	3,135	58	1.85	2,583	33	1.28	4,333	111	2.56
Long-term debt	147,042	6,879	4.68	160,963	6,958	4.32	146,218	6,753	4.62
Total interest bearing liabilities	2,340,838	27,006	1.15	2,302,839	38,806	1.69	2,245,509	62,124	2.77

Non-interest bearing liabilities Non-interest bearing deposits	375,941			332,998			317,772
Other liabilities	33,941			23,565			22,7 14
Total liabilities	2,750,720			2,659,402			2,585,995
Stockholders’ equity	383,141			305,210			282,186
Total liabilities and stockholders’ equity	$3,133,861			$2,964,612			$2,868,181
Net interest spread			3.59			3.52			3.35
Net interest margin		$106,961	3.78		$102,662	3.78		$98,077	3.75

Table 4 shows changes in interest income and interest expense, resulting from changes in volume and changes in interest rates for each of the years ended December 31, 2010 and 2009, as compared to prior years. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:            Volume/Rate Analysis

	Years Ended December 31
	2010 over 2009			2009 over 2008
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$429	$(147)	$282	$451	$(1,427)	$(976)
Federal funds sold	(20)	8	(12)	(399)	(322)	(721)
Investment securities - taxable	(259)	(4,686)	(4,945)	531	(7,692)	(7,161)
Investment securities - non-taxable	664	(85)	579	2,485	(26)	2,459
Mortgage loans held for sale	192	(85)	107	281	(84)	197
Assets held in trading accounts	4	6	10	6	(59)	(53)
Loans	(7,276)	(450)	(7,726)	2,168	(14,646)	(12,478)
Covered loans	4,204	--	4,204	--	--	--

Total	(2,062)	(5,439)	(7,501)	5,523	(24,256)	(18,733)

Interest expense
Interest bearing transaction and
savings accounts	631	(3,656)	(3,025)	1,835	(8,507)	(6,672)
Time deposits	(758)	(7,726)	(8,484)	(2,870)	(12,562)	(15,432)
Federal funds purchased
and securities sold under
agreements to repurchase	(41)	(196)	(237)	(106)	(1,235)	(1,341)
Other borrowed funds
Short-term debt	8	17	25	(35)	(43)	(78)
Long-term debt	(627)	548	(79)	654	(449)	205

Total	(787)	(11,013)	(11,800)	(522)	(22,796)	(23,318)
Increase (decrease) in
net interest income	$(1,275)	$5,574	$4,299	$6,045	$(1,460)	$4,585

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

The provision for loan losses for 2010, 2009 and 2008, was $14.1 million, $10.3 million and $8.6 million, respectively. During 2010, we increased our provision by approximately $3.8 million, primarily due to an increase in net loan charge-offs. Management also determined that there are several economic and environmental factors that necessitate the need for a higher level of unallocated reserve, resulting in a higher level of provision. See Allowance for Loan Losses section for additional information.

The $1.7 million provision increase in 2009 was primarily due to increases in net credit card charge-offs, increases in non-performing loans and a continued deterioration of the real estate market in the Northwest Arkansas region.

Non-Interest Income

Total non-interest income was $77.9 million in 2010, compared to $52.7 million in 2009 and $49.3 million in 2008. Non-interest income for 2010 increased $25.2 million, or 47.9%, over 2009, primarily as a result of the $21.3 million gain on the FDIC-assisted transactions. See 2010 Overview section form more discussion of the FDIC-assisted transactions. Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees. Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the years ended December 31, 2010, 2009 and 2008, respectively, as well as changes in 2010 from 2009 and in 2009 from 2008.

Table 5:            Non-Interest Income

				2010		2009
	Years Ended December 31			Change from		Change from
(In thousands)	2010	2009	2008	2009		2008

Trust income	$5,179	$5,227	$6,230	$(48)	-0.92%	$(1,003)	-16.10%
Service charges on deposit accounts	17,700	17,944	15,145	(244)	-1.36	2,799	18.48
Other service charges and fees	2,812	2,668	2,681	144	5.40	(13)	-0.48
Income on sale of mortgage loans,
net of commissions	4,810	4,032	2,606	778	19.30	1,426	54.72
Income on investment banking,
net of commissions	2,236	2,153	1,025	83	3.86	1,128	110.05
Credit card fees	16,140	14,392	13,579	1,748	12.15	813	5.99
Premiums on sale of student loans	2,524	2,333	1,134	191	8.19	1,199	105.73
Bank owned life insurance income	1,670	1,270	1,547	400	31.50	(277)	-17.91
Gain on mandatory partial
redemption of Visa shares	--	--	2,973	--	--	(2,973)	-100.00
Other income	3,229	2,548	2,406	681	26.73	142	5.90
Gain on FDIC-assisted transactions	21,314	--	--	21,314	--	--	--
Gain on sale of securities, net	317	144	--	173	120.14	144	--
Total non-interest income	$77,931	$52,711	$49,326	$25,220	47.85%	$3,385	6.86%

Recurring fee income for 2010 was $41.8 million, an increase of $1.6 million, or 4.0%, when compared with the 2009 amounts. Credit card fees increased $1.8 million, primarily due to a higher volume of credit and debit card transactions, with the credit card volume increase a direct result of the addition of new credit card accounts in 2007 through 2009.

Recurring fee income for 2009 was $40.2 million, an increase of $2.6 million, or 6.9%, when compared with the 2008 amounts. Service charges on deposit accounts increased by $2.8 million, principally due to changes in our fee structure, along with core deposit growth. Credit card fees increased $814, 000, primarily due to a higher volume of credit and debit card transactions. Trust income decreased $1.0 million, primarily due to the sharp decline seen in our money fund shareholder service fees in the corporate trust area as money market rates have gone to near zero. Also, we had some large one-time estate administration fees in 2008 that impacted the decrease in fees in 2009.

Income on sale of mortgage loans increased by $778,000, or 19.3%, in 2010 compared to 2009. The majority of the increase resulted from the sale of mortgage loans in Kansas from our SSB transaction, with the remainder primarily due to lower mortgage rates producing an increase in residential refinancing volume. During 2009, income on sale of mortgage loans increased by $1.4 million, or 54.7%, from 2008. Lower mortgage rates led to a significant increase in residential financing and refinancing volume. Like the rest of the industry, a significant portion of the increase came from refinancing. However, the federal first time buyer program was also a major stimulus for our overall mortgage production in 2009.

Income on investment banking increased only modestly, by 3.9%, in 2010 over 2009. During 2009, income on investment banking increased $1.1 million, or 110%, from 2008, due to additional sales volume driven by the interest rate environment, called securities and customer liquidity.

Premiums on sale of student loans increased by $191,000, or 8.2%, for the year ended December 31, 2010, compared to 2009. The increase was due to a higher volume of loan sales in 2010. U.S. government legislation has eliminated the private sector from providing student loans after the 2009-20 10 school year. During the second and third quarters of 2010, we sold the balance of our loans that were originated for the 2009-2010 school year, approximately $65 million of student loans, to the government, resulting in premiums of approximately $2.5 million.

Premiums on sale of student loans increased by $1.2 million from 2008 to 2009. This fluctuation in income from student loan sales was due to timing of sales and do not reflect historical levels of income. During 2008, the student loan industry began going through major challenges related to secondary market liquidity, leaving the Company with no private market to sell student loans at a premium. In July 2008, the United States Department of Education announced a one-year program to create temporary stability and liquidity in the student loan market. We sold one package of student loans into the government program during the second quarter of 2009, and, during the third quarter of 2009, sold the remaining student loans originated and fully funded during the 2008-2009 school year. The federal government had announced a one-year extension of its program to purchase student loans. Because we had excess liquidity, we were able to continue to fund new loans and hold those loans that normally would have been sold into the secondary market through the 2009-20 10 school year. Those loans were subsequently sold into the government program during the second and third quarters of 2010, as previously mentioned. Under the terms of the government program, the loans were sold at par plus reimbursement of the 1% lender fee and a premium of $75 per loan.

We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans. Unless we do find a suitable buyer, we do not expect to receive income from premiums on sale of student loans during 2011 or thereafter. See Loan Portfolio section for additional information on student loans.

During the first quarter of 2008, we recognized a nonrecurring $3.0 million gain from the cash proceeds received on the mandatory partial redemption of our equity interest in Visa, which was the result of Visa’s IPO completed in March 2008.

As part of our acquisition strategy related to SSB, we liquidated the acquired investment portfolio, resulting in net realized gain of $317,000 in 2010. We recorded $144,000 of securities gains in 2009 and no gains or losses on sale of securities during 2008.

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

Non-interest expense for 2010 was $111.3 million, an increase of $6.6 million or 6.3%, from 2009. This increase includes $2.6 million of merger related costs and approximately $3.0 million of normal operating expense at our two new FDIC-assisted acquisitions. Normalizing for these expenses, as well as for $372,000 of one-time nonrecurring costs associated with our branch closings in 2010, non-interest expense increased by 0.6% in 2010 over 2009. This modest increase is the result of the implementation of our efficiency initiatives. See the section titled Efficiency Initiatives in the 2010 Overview for additional information.

Non-interest expense for 2009 was $104.7 million, an increase of $8.4 million, or 8.7%, from 2008. Included in non-interest expense for 2008 was a $1.2 million nonrecurring item related to the reversal of the Company’s portion of Visa’s contingent litigation liabilities. We established the liability and recorded a $1.2 million nonrecurring expense item during the fourth quarter of 2007. This liability represented our share of legal judgments and settlements related to Visa’s litigation, which was satisfied by the $3 billion escrow account funded by the proceeds from Visa’s IPO, which was completed during the quarter ended March 31, 2008. When normalized for the Visa litigation expense reversal, non-interest expense for 2009 increased by 7.3% over 2008.

Deposit insurance expense during 2010 decreased to $3.8 million from $4.6 million in 2009, a decrease of $829,000, or 17.9%. The decrease in deposit insurance expense was due to the June 30, 2009, FDIC special assessment, partially offset by increases in the fee assessment rates during 2010.

Deposit insurance expense during 2009 increased to $4.6 million from $793,000 in 2008, an increase of $3.8 million, or 485%. The increase in deposit insurance expense was due to increases in the fee assessment rates during 2009, the utilization of available credits to offset assessments during 2008 and a special assessment applied to all insured institutions as of June 30, 2009.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009. The special assessment, collected by the FDIC on September 30, 2009, is part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”). Deposit insurance expense during 2009 included $1.5 million related to the special assessment. The imposed special assessment, as well as any future increases in assessments, adversely affects our noninterest expense and results of operations.

In September 2009, the FDIC announced that it would require insured banks to prepay their estimated FDIC assessments for the fourth quarter of 2009 and for the next three years on December 30, 2009. The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011. The total amount of our prepaid assessment at December 31, 2009, was approximately $11.2 million.

Fees paid for professional services increased by $833,000, or 22.9%, in 2010 over 2009. The increase in professional services, which consist of audit, accounting, legal and consulting fees, was primarily due to costs associated with our ongoing efficiency initiatives, which began to positively impact earnings in 2010 and we expect to produce significant savings and revenue enhancements in 2011 and beyond. See Item 1. Business – Efficiency Initiatives for additional information on our efficiency initiatives.

Credit card expense for 2010 increased $788,000, or 15.6%, from 2009, following an increase of $380,000, or 8.1%, in 2009. These increases were primarily due to increased card usage, interchange fees and other related expense resulting from initiatives we have taken to grow our credit card portfolio. See Loan Portfolio section for additional information on our credit card portfolio.

Core deposit premium amortization expense recorded for the years ended December 31, 2010, 2009 and 2008, was $786,000, $805,000 and $807,000, respectively. The Company’s estimated amortization expense for each of the following five years is: 2011 – $536,000; 2012 – $469,000; 2013 – $416,000; 2014 – $175,000; and 2015 – $151,000. The estimated amortization expense decreases as core deposit premiums fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2010, 2009 and 2008, respectively, as well as changes in 2010 from 2009 and in 2009 from 2008.

Table 6:               Non-Interest Expense

	Years Ended December 31			2010 Change from		2009 Change from
(In thousands)	2010	2009	2008	2009		2008

Salaries and employee benefits	$60,731	$58,317	$57,050	$2,414	4.14%	$1,267	2.22%
Occupancy expense, net	7,808	7,457	7,383	351	4.71	74	1.00
Furniture and equipment expense	6,093	6,195	5,967	(102)	-1.65	228	3.82
Other real estate and foreclosure expense	974	453	239	521	115.01	214	89.54
Deposit insurance	3,813	4,642	793	(829)	-17.86	3,849	485.37
Merger related costs	2,611	--	--	2,611	100.00	--	--
Other operating expenses Professional services	4,476	3,643	2,824	833	22.87	819	29.00
Postage	2,465	2,409	2,256	56	2.32	153	6.78
Telephone	2,328	2,113	1,868	215	10.18	245	13.12
Credit card expense	5,839	5,051	4,671	788	15.60	380	8.14
Operating supplies	1,403	1,470	1,588	(67)	-4.56	(118)	-7.43
Amortization of core deposits	786	805	807	(19)	-2.36	(2)	-0.25
Visa litigation liability expense	--	--	(1,220)	--	--	1,220	-100.00
Other expense	11,993	12,167	12,134	(174)	-1.43	33	0.27

Total non-interest expense	$111,320	$104,722	$96,360	$6,598	6.30%	$8,362	8.68%

Income Taxes

The provision for income taxes for 2010 was $17.3 million, compared to $10.2 million in 2009 and $11.4 million in 2008. The effective income tax rates for the years ended 2010, 2009 and 2008 were 31.8%, 28.8% and 29.8%, respectively.

Loan Portfolio

Our loan portfolio, excluding loans covered by FDIC loss share arrangements, averaged $1 .801 billion during 2010 and $1 .924 billion during 2009. As of December 31, 2010, total loans, excluding loans covered by FDIC loss share arrangements, were $1 .684 billion, compared to $1 .875 billion on December 31, 2009. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $370.2 million at December 31, 2010, or 22.0% of total loans, compared to $443.1 million, or 23.6% of total loans at December 31, 2009. The $72.9 million consumer loan decrease from 2009 to 2010 is primarily due to a $53.0 million decrease in our student loan portfolio, as expected. The balance of our consumer loan portfolio decreased by $19.9 million, with declines in both our direct and indirect lending areas.

The student loan portfolio balance at December 31, 2010 was $61.3 million, a decrease of $53.0 million, or 46.4%, from December 31, 2009. Student loans were 3.6% of total loans at December 31, 2010, compared with 6.1% at December 31, 2009.

The Company has been in the student loan business since 1966, and we believe that the banking industry has been very efficient in serving the students and the schools in Arkansas. However, U.S. government legislation finalized during the first quarter of 2010 has eliminated the private sector from providing student loans after the 2009-20 10 school year. Therefore, as of June 30, 2010, the Company and the banking industry are no longer providers of student loans.

As for our current student loan portfolio, we have sold the loans we originated during the 2009-2010 school year under the program established in 2008 in which the government will purchase the loans at par plus a premium. Sales of these loans during the third quarter of 2010 have left approximately $61.3 million of student loans in our portfolio that will not qualify for the government purchase program. We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

The significant increase in student loan balances from 2007 to 2008 was due to the lack of a secondary student loan market and our decision to hold loans normally sold in the secondary market until we could sell them at a premium into the government program. See Non-Interest Income section for additional information on student loans.

The credit card portfolio balance at December 31, 2010, increased by $1.2 million, or 0.6%, when compared to the same period in 2009. After several years of significant growth, including a $19.5 million, or 11.5% increase during the previous year, growth in the credit card portfolio stabilized during 2010. For the first time in five years, we did not see a large increase in net new accounts, due primarily to increased competition from the large credit card banks.

The growth in outstanding credit card balances in recent years was primarily the result of an increase in net new accounts. We added over 15,000 net new accounts in 2009 and over 5,000 net new accounts in 2008. We believe the increase in outstanding balances and the addition of new accounts were the result of the introduction of several initiatives over the past few years to make our credit card products more competitive, while maintaining extremely high underwriting standards.

Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $1 .067 billion at December 31, 2010, or 63.4% of total loans, compared to $1 .169 billion, or 62.4% of total loans at December 31, 2009, a decrease of $102.9 million, or 8.8%. Our construction and development (“C&D”) loans decreased by $27.0 million, with loans either migrating to our commercial real estate (“CRE”) portfolio or being liquidated or refinanced elsewhere. Single family residential loans decreased by $27.8 million and CRE loans decreased by $48.2 million. Considering the continuing challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix. Our C&D loans represent only 9.1% of our loan portfolio and CRE loans (excluding C&D) represent 32.6% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions. Commercial loans were $236.7 million at December 31, 2010, or 14.1% of total loans, compared to the $257.0 million, or 13.7% of total loans at December 31, 2009. This $20.3 million decrease in commercial loans is primarily due to a decrease in commercial loans and loans to financial institutions.

The balances of loans outstanding, excluding loans covered by FDIC loss share agreements, at the indicated dates are reflected in table 7, according to type of loan.

Table 7:              Loan Portfolio

	Years Ended December 31
(In thousands)	2010	2009	2008	2007	2006

Consumer
Credit cards	$190,329	$189,154	$169,615	$166,044	$143,359
Student loans	61,305	114,296	111,584	76,277	84,831
Other consumer	118,581	139,647	138,145	137,624	142,596
Total consumer	370,215	443,097	419,344	379,945	370,786
Real Estate
Construction	153,772	180,759	224,924	260,924	277,411
Single family residential	364,442	392,208	409,540	382,676	364,450
Other commercial	548,360	596,517	584,843	542,184	512,404
Total real estate	1,066,574	1,169,484	1,219,307	1,185,784	1,154,265
Commercial
Commercial	150,501	168,206	192,496	193,091	178,028
Agricultural	86,171	84,866	88,233	73,470	62,293
Financial institutions	--	3,885	3,471	7,440	4,766
Total commercial	236,672	256,957	284,200	274,001	245,087
Other	10,003	5,451	10,223	10,724	13,357

Total loans	$1,683,464	$1,874,989	$1,933,074	$1,850,454	$1,783,495

Table 8 reflects the remaining maturities and interest rate sensitivity of loans, excluding loans covered by FDIC loss share agreements, at December 31, 2010.

Table 8:              Maturity and Interest Rate Sensitivity of Loans

(In thousands)	1 year or less	Over 1 year through 5 years	Over 5 years	Total

Consumer	$322,161	$47,982	$72	$370,215
Real estate	664,771	370,563	31,240	1,066,574
Commercial	189,402	46,248	1,022	236,672
Other	9,268	521	214	10,003

Total	$1,185,602	$465,314	$32,548	$1,683,464

Predetermined rate	$590,458	$430,775	$29,482	$1,050,715
Floating rate	595,144	34,539	3,066	632,749

Total	$1,185,602	$465,314	$32,548	$1,683,464

Covered Assets

On May 14, 2010, the Company acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of SWCB in an FDIC-assisted transaction that generated a pre-tax bargain-purchase gain of $3.0 million. On October 15, 2010, the Company acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of SSB in an FDIC-assisted transaction that generated a pre-tax bargain-purchase gain of $18.3 million. Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby SFNB is indemnified against 80% of losses. The loans acquired from the former SWCB and the former SSB, as well as the acquired other real estate owned and the related indemnification asset from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

A summary of the covered assets is as follows.

Table 9: Covered Assets

(In thousands)	December 31, 2010

Loans, net of discount	$231,600
Other real estate owned, net of discount	8,717
FDIC indemnification asset	60,235
Total covered assets	$300,552

We evaluated loans purchased in conjunction with the acquisitions of SWCB and SSB for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired in these two transactions were deemed to be covered impaired loans. These loans were not classified as nonperforming assets at December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company. Currently, with the banking industry no longer able to access the secondary market, and because the temporary federal government program only purchases student loans originated in the current year, we are required to service loans that have converted to a payout basis. Student loans are classified as impaired when payment of interest or principal is 90 days past due. Approximately $1.7 million of government guaranteed student loans were over 90 days past due as of December 31, 2010. Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest. Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Foreclosed assets held for sale, excluding other real estate covered by FDIC loss share agreements, increased by $14.0 million from December 31, 2009, to December 31, 2010, as we continue to aggressively manage our non-performing assets. The majority of the increase was attributable to our acceptance of a deed in lieu of foreclosure for an $8.1 million motel loan in the Northwest Arkansas region, previously in nonaccrual status. We recorded the property at $6.7 million, with the difference charged-off through our allowance for loan losses. This transaction is also the primary reason our nonaccrual loans decreased by $10.9 million from the previous year. Total non-performing assets increased $2.7 million from December 31, 2009. We remain aggressive in the identification, quantification and resolution of problem loans.

Foreclosed assets held for sale increased during 2009 by a net $6.2 million as we received title to collateral securing approximately $10.3 million for loans previously classified as nonaccrual, offset by proceeds from the sales of such properties of approximately $4.1 million.. The increase in nonaccrual loans during 2009 is primarily attributable to the downgrade and subsequent nonaccrual status of the previously mentioned motel loan.

Approximately $9.4 million of the foreclosed assets held for sale as of December 31, 2010, are related to C&D projects in the Northwest Arkansas region. These were primarily residential real estate development ventures and associated businesses.

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

Under ASC Topic 3 10-10-35, Subsequent Measurement, a TDR is considered to be impaired, and an impairment analysis must be performed. We assess the exposure for each modification, either by collateral discounting or by calculation of the present value of future cash flows, and determine if a specific allocation to the allowance for loan losses is needed.

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR one year after the year in which the restructuring takes place. The Company had TDRs totaling $21.6 million and $20.9 million at December 31, 2010, and December 31, 2009, respectively. The majority of performing and non-performing TDRs are in our CRE portfolio.

The Company returns TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain good asset quality, compared to the industry. The allowance for loan losses as a percent of total loans was 1.58% as of December 31, 2010. Non-performing loans equaled 0.83% of total loans. Non-performing assets were 1.12% of total assets. The allowance for loan losses was 190% of non-performing loans. Our net charge-offs to total loans for 2010 were 0.71%. Excluding credit cards, the net charge-offs to total loans were 0.52%. Net credit card charge-offs to total credit card loans for 2010 were 2.37%, compared to 2.41% in 2009, and more than 750 basis points better than the industry average charge-off ratio as reported by Moody’s Investors Service for the same period.

The Company does not own any securities backed by subprime mortgage assets, and offers no mortgage loan products that target subprime borrowers.

Table 10 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned (excluding loans and other real estate covered by FDIC loss share agreements).

Table 10:              Non-performing Assets

	Years Ended December 31
(In thousands, except ratios)	2010	2009	2008	2007	2006

Nonaccrual loans (1)	$11,186	$21,994	$14,358	$9,909	$8,958
Loans past due 90 days or more
(principal or interest payments):
Government guaranteed student loans (2)	1,736	1,939	--	--	--
Other loans	969	1,383	1,292	1,282	1,097
Total loans past due 90 days or more	2,705	3,322	1,292	1,282	1,097
Total non-performing loans	13,891	25,316	15,650	11,191	10,055

Other non-performing assets:
Foreclosed assets held for sale	23,204	9,179	2,995	2,629	1,940
Other non-performing assets	109	20	12	17	52
Total other non-performing assets	23,313	9,199	3,007	2,646	1,992

Total non-performing assets	$37,204	$34,515	$18,657	$13,837	$12,047

Performing TDRs	$19,426	$12,718	$--	$--	$--

Allowance for loan losses to
non-performing loans (3)	190.17%	98.81%	165.12%	226.10%	252.46%
Non-performing loans to total loans (3)	0.83	1.35	0.81	0.60	0.56
Non-performing loans to total loans
(excluding government guaranteed student loans) (2) (3)	0.72	1.25	0.81	0.60	0.56
Non-performing assets to total assets (3)	1.12	1.12	0.64	0.51	0.45
Non-performing assets to total assets
(excluding government guaranteed student loans) (2) (3)	1.07	1.05	0.64	0.51	0.45

(1)	Includes nonaccrual TDRs of approximately $2.1 million at December 31, 2010, and $8.2 million at December 31, 2009.
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

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2010, 2009 and 2008.

At December 31, 2010, impaired loans, net of government guarantees, excluding loans covered by FDIC loss share agreements, were $50.6 million compared to $46.9 million at December 31, 2009. Impaired loans at December 31, 2010, include $1.7 million of government guaranteed student loans. During 2010, some large commercial real estate loan relationships in the Northwest Arkansas region were downgraded and considered impaired. However, individual impairment testing on these loans, based on current appraisals, revealed the need for specific reserves that were actually smaller for these relationships than had previously been applied based on our model. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

It is likely that the methodology will continue to evolve over time.  Allocated reserves are presented in table 12 below detailing the components of the allowance for loan losses.

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

An analysis of the allowance for loan losses for the last five years is shown in table 11.

Table 11:              Allowance for Loan Losses
(In thousands)	2010	2009	2008	2007	2006

Balance, beginning of year	$25,016	$25,841	$25,303	$25,385	$26,923

Loans charged off
Credit card	5,321	5,336	3,760	2,663	2,454
Other consumer	2,471	2,758	2,105	1,538	1,242
Real estate	9,564	4,814	2,987	1,916	1,868
Commercial	1,246	1,920	1,394	715	1,317
Total loans charged off	18,602	14,828	10,246	6,832	6,881

Recoveries of loans previously charged off
Credit card	1,035	920	883	1,024	1,040
Other consumer	884	673	519	483	629
Real estate	3,657	1,393	207	648	901
Commercial	297	701	529	414	536
Total recoveries	5,873	3,687	2,138	2,569	3,106
Net loans charged off	12,729	11,141	8,108	4,263	3,775
Reclass to reserve for unfunded commitments (1)	--	--	--	--	(1,525)
Provision for loan losses	14,129	10,316	8,646	4,181	3,762

Balance, end of year	$26,416	$25,016	$25,841	$25,303	$25,385

Net charge-offs to average loans (2)	0.71%	0.58%	0.43%	0.23%	0.22%
Allowance for loan losses to period-end loans (2)	1.57%	1.33%	1.34%	1.37%	1.42%
Allowance for loan losses to net charge-offs (2)	207.53%	224.54%	318.71%	593.55%	672.45%

(1)	On March 31, 2006, the reserve for unfunded commitments was reclassified from the allowance for loan losses to other liabilities.
(2)	Excludes loans covered by FDIC loss share agreements.

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

As of December 31, 2010, the allowance for loan losses reflects an increase of approximately $1.4 million from December 31, 2009.  During 2010, management determined that there are several economic and environmental factors that necessitate the need for a higher level of unallocated reserve.  Due to these factors, along with an increase in net loan charge-offs, we increased our provision by approximately $3.8 million over 2009, resulting in the higher level of allowance at December 31, 2010.

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

As the economic downturn continued through 2009, additional problem loans were identified and specific allocations were applied, resulting in a significant decrease in the unallocated portion of the allowance for loan losses.  Although several non-performing loans with large specific allocations were charged off during 2009, the identification of other non-performing loans with specific allocations late in 2009 resulted in a relatively small decrease in the total allocation to real estate loans as of December 31, 2009.  During 2010, we moved some significant credits from non-performing loans to foreclosed assets held for sale, resulting in a lower allocation in the real estate portfolio.  However, the real estate related portfolios could still be adversely impacted by the overall economic downturn and the regional market saturation in Northwest Arkansas.

Our allocation of the allowance for loan losses to credit card loans decreased by approximately $0.3 million from December 31, 2009, to December 31, 2010, while credit card loan balances increased by $1.2 million during the period.  Annualized net credit card charge-offs to credit card loans decreased from 2.41% at December 31, 2009, to 2.14% at December 31, 2010.  Although we continue to have minimal credit card losses compared to the industry, credit card loans are unsecure loans.  The current economic downturn could adversely affect consumers in a more delayed fashion compared to commercial business in general.  Increasing unemployment an diminished asset values could prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a significant adverse effect on our unsecured credit card portfolio.

The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas, Missouri and Kansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  We are also cautious regarding the continued softening of the real estate market, specifically in the Northwest Arkansas region.  The housing industry remains one of the weakest links for economic recovery.  Although Arkansas’s unemployment rate is lagging behind the national average, it has continued to rise.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is adequate for the year ended December 31, 2010.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 12.

Table 12:              Allocation of Allowance for Loan Losses
	December 31
	2010		2009		2008		2007		2006
(In thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)

Credit cards	$5,549	11.3%	$5,808	10.1%	$3,957	8.8%	$3,841	9.0%	$3,702	8.0%
Other consumer	1,703	10.7%	1,719	13.5%	1,325	12.9%	1,501	11.5%	1,402	12.8%
Real estate	9,692	63.4%	11,164	62.4%	11,695	63.1%	10,157	64.1%	9,835	64.7%
Commercial	2,277	14.1%	2,451	13.7%	2,255	14.7%	2,528	14.8%	2,856	13.7%
Other	255	0.5%	161	0.3%	209	0.5%	187	0.6%	--	0.8%
Unallocated	6,940		3,713		6,400		7,089		7,590

Total	$26,416	100.0%	$25,016	100.0%	$25,841	100.0%	$25,303	100.00%	$25,385	100.0%

(1)	Percentage of loans in each category to total loans not covered by FDIC loss share.

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

Held-to-maturity and available-for-sale investment securities were $465.2 million and $148.5 million, respectively, at December 31, 2010, compared to the held-to-maturity amount of $464.1 million and available-for-sale amount of $182.9 million at December 31, 2009.  During 2009, we made a decision to change our portfolio targets from 75% available-for-sale to 25% available-for-sale.  We chose this strategy due to our level of pledging and our history of holding securities to maturity.

As of December 31, 2010, $253.8 million, or 54.6%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 87.3% of which will mature in less than five years.  In the available-for-sale securities, $125.5 million, or 84.5%, were in U.S. Treasury and U.S. government agency securities, 67.4% of which will mature in less than five years.

In order to reduce our income tax burden, an additional $210.3 million, or 45.2%, of the held-to-maturity securities portfolio, as of December 31, 2010, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale securities, there was none invested in tax-exempt obligations of state and political subdivisions.  Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis.  There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders' equity at December 31, 2010.

We have approximately $78,000 in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2010.  In the available-for-sale securities, approximately $2.8 million, or 1.9% were invested in mortgaged-backed securities.  Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities.

As of December 31, 2010, the held-to-maturity investment portfolio had gross unrealized gains of $4.1 million and gross unrealized losses of $2.4 million.

We had gross realized gains of $467,000 and gross realized losses of $150,000 during the year ended December 31, 2010, from the sale and/or calls securities.  As part of our acquisition strategy related to SSB, we liquidated the acquired investment portfolio, resulting in net realized gain of $317,000 in 2010.  We had gross realized gains of $144,000 and no realized losses during 2009 from the sales and/or calls of securities and no gross realized gains or losses during 2008.

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of December 31, 2010, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2010, management believes the impairments detailed in the table below are temporary.

Table 13 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 13:            Investment Securities

	Years Ended December 31
	2010				2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity

U.S. Treasury	$4,000	$28	$--	$4,028	$--	$--	$--	$-
U.S. Government
agencies	249,844	1,764	(507)	251,101	254,229	799	(1,348)	253,680
Mortgage-backed
securities	78	4	--	82	90	5	--	95
State and political
subdivisions	210,331	2,280	(1,845)	210,766	208,812	2,728	(580)	210,960
Other securities	930	--	--	930	930	--	--	930

Total	$465,183	$4,076	$(2,352)	$466,907	$464,061	$3,532	$(1,928)	$465,665

Available-for-Sale

U.S. Treasury	$--	$--	$--	$--	$4,297	$32	$--	$4,329
U.S. Government
agencies	125,175	577	(283)	125,469	160,807	953	(236)	161,524
Mortgage-backed
securities	2,647	143	(1)	2,789	2,896	78	(2)	2,972
State and political
subdivisions	--	--	--	--			--	--
Other securities	19,814	411	(4)	20,221	13,633	399	(3)	14,029

Total	$147,636	$1,131	$(288)	$148,479	$181,633	$1,462	$(241)	$182,854

Table 14 reflects the amortized cost and estimated fair value of securities at December 31, 2010, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 39.225% tax rate) of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 14:            Maturity Distribution of Investment Securities

	December 31, 2010
		Over 1 year	Over 5 years			Total
(In thousands)	1 year or less	through 5 years	through 10 years	Over 10 years	No fixed maturity	Amortized Cost	Par Value	Fair Value

Held-to-Maturity
U.S. Treasury	$--	$4,000	$--	$--	$--	$4,000	$4,000	$4,028
U.S. Government
agencies	--	217,544	32,300	--	--	249,844	249,850	251,101
Mortgage-backed
securities	--	5	52	21	--	78	77	82
State and political
subdivisions	12,252	58,920	52,255	86,904	--	210,331	210,659	210,766
Other securities	--	--	--	930	--	930	930	930

Total	$12,252	$280,469	$84,607	$87,855	$--	$465,183	$465,516	$466,907

Percentage of total	2.6%	60.3%	18.2%	18.9%	0.0%	100.0%

Weighted average yield	3.6%	2.7%	4.3%	4.1%	0.0%	3.3%

Available-for-Sale
U.S. Government
agencies	$37,419	$46,994	$40,763	$--	$--	$125,176	$125,140	$125,469
Mortgage-backed
securities	--	1,789	851	6	--	2,646	2,674	2,789
Other securities	--	--	--	--	19,814	19,814	19,814	20,221

Total	$37,419	$48,783	$41,614	$6	$19,814	$147,636	$147,628	$148,479

Percentage of total	25.4%	33.0%	28.2%	0.0%	13.4%	100.0%

Weighted average yield	1.2%	1.5%	4.3%	3.1%	1.9%	2.3%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 85 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2010, core deposits comprised 86.2% of our total deposits.

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

Our total deposits as of December 31, 2010 were $2.609 billion, an increase of $176.6 million, or 7.3%, from $2.432 billion at December 31, 2009.  Deposits as of December 31, 2010 related to SWCB and SSB totaled $231.1 million, indicating internal deposit contraction of our legacy deposits of $54.5 million.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts throughout 2010.  Excluding deposits related to SWCB and SSB, non-interest bearing transaction accounts increased $53.9 million, or 14.9%, from December 31, 2009 to December 31, 2010.  Interest bearing transaction and savings accounts decreased $9.9 million, or 0.9%, and total time deposits decreased $98.5 million, or 22.4% from December 31, 2009 to December 31, 2010.  In order to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits.  We had $21.5 million and $21.4 million of brokered deposits at December 31, 2010 and 2009, respectively.

Including deposits related to our 2010 FDIC-assisted transactions, non-interest bearing transaction accounts increased $65.6 million to $428.8 million at December 31, 2010, compared to $363.2 million at December 31, 2009.  Interest bearing transaction and savings accounts were $1.220 billion at December 31, 2010, a $63.9 million increase compared to $1.156 billion on December 31, 2009.  Total time deposits increased approximately $47.1 million to $959.9 million at December 31, 2010, from $912.8 million at December 31, 2009.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits for the three years ended December 31, 2010.

Table 15:            Average Deposit Balances and Rates
	December 31
	2010		2009		2008
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Non-interest bearing transaction
accounts	$375,941	--	$332,998	--	$317,772	--
Interest bearing transaction and
savings deposits	1,181,597	0.44%	1,091,960	0.76%	959,567	1.56%
Time deposits
$100,000 or more	381,432	1.62%	406,924	2.43%	426,304	3.80%
Other time deposits	525,714	1.55%	532,434	2.42%	595,123	3.70%

Total	$2,464,684	0.79%	$2,364,316	1.31%	$2,298,766	2.31%

The Company's maturities of large denomination time deposits at December 31, 2010 and 2009 are presented in table 16.

Table 16:            Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit ($100,000 or more) December 31
	2010		2009
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$114,891	31.9%	$161,762	38.5%
Over 3 months to 6 months	90,141	25.0%	102,670	24.4%
Over 6 months to 12 months	107,658	29.9%	120,162	28.6%
Over 12 months	47,659	13.2%	35,943	8.5%

Total	$360,349	100.00%	$420,537	100.00%

Short-Term Debt

Federal funds purchased and securities sold under agreements to repurchase were $109.1 million at December 31, 2010, as compared to $105.9 million at December 31, 2009.  Other short-term borrowings, consisting of U.S. TT&L Notes and short-term FHLB borrowings were $1.0 million at December 31, 2010, as compared to $3.6 million at December 31, 2009.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased.  Management anticipates that these sources will provide necessary funding in the foreseeable future.

Long-Term Debt

Our long-term debt was $164.3 million and $159.8 million at December 31, 2010 and 2009, respectively.  Included in our SSB acquisition were FHLB long-term advances with a fair value of $95.7 million.  As part of our acquisition strategy, in order to utilize some of our excess liquidity, we prepaid approximately $58.4 million of the advances, which resulted in a pre-payment expense of $594,000.  The remaining advances will be held to maturity to match loans with similar maturities.

The outstanding long-term debt balance for December 31, 2010 includes $133.4 million in FHLB long-term advances and $30.9 million of trust preferred securities.  The outstanding balance for December 31, 2009, includes $128.9 million in FHLB long-term advances and $30.9 million of trust preferred securities.

During the year ended December 31, 2010, we increased long-term debt by $4.5 million, or 2.82% from December 31, 2009.

Aggregate annual maturities of long-term debt at December 31, 2010 are presented in table 17.

Table 17:            Maturities of Long-Term Debt

(In thousands)	Year	Annual Maturities

	2011	$44,386
	2012	7,290
	2013	17,250
	2014	5,656
	2015	4,344
	Thereafter	85,398

	Total	$164,324

Capital

Overview

At December 31, 2010, total capital reached $397.4 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2010, our equity to asset ratio was 12.0% compared to 12.0% at year-end 2009.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2010, no preferred stock has been issued.

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

Stock Repurchase

On November 28, 2007, we announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares we intend to repurchase.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  We intend to use the repurchased shares to satisfy stock option exercises, for payment of future stock dividends and for general corporate purposes.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  As part of our strategic focus on building capital, we suspended our stock repurchase program in July 2008.  We made no purchases of our common stock since that time.  Because of the recently completed stock offering and based on our strategy to retain capital, we do not anticipate resuming our stock repurchase during 2011.

Cash Dividends

We declared cash dividends on our common stock of $0.76 per share for the twelve months ended December 31, 2010, compared to $0.76 per share for the twelve months ended December 31, 2009.   The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all. See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, for additional information regarding cash dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2010, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2010 and 2009, are presented in table 18 below:

Table 18:             Risk-Based Capital

	December 31
(In thousands, except ratios)	2010	2009

Tier 1 capital
Stockholders’ equity	$397,371	$371,247
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums	(49,953)	(51,128)
Unrealized gain on available-for-sale
securities, net of income taxes	(512)	(762)

Total Tier 1 capital	376,906	349,357

Tier 2 capital
Qualifying unrealized gain on
available-for-sale equity securities	7	5
Qualifying allowance for loan losses	23,553	24,405

Total Tier 2 capital	23,560	24,410

Total risk-based capital	$400,466	$373,767

Risk weighted assets	$1,879,832	$1,950,227

Ratios at end of year
Leverage ratio	11.33%	11.64%
Tier 1 capital	20.05%	17.91%
Total risk-based capital	21.30%	19.17%
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2010, includes notes payable, FHLB long-term advances and trust preferred securities, all of which we are contractually obligated to repay in future periods.

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

The funding requirements of the Company's most significant financial commitments, at December 31, 2010, are shown in table 19.

Table 19:             Funding Requirements of Financial Commitments
	Payments due by period
(In thousands)	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 Years	Total

Long-term debt	$44,386	$24,540	$10,000	$85,398	$164,324
Credit card loan commitments	272,688	--	--	--	272,688
Other loan commitments	287,055	--	--	--	287,055
Letters of credit	11,767	--	--	--	11,767

Reconciliation of Non-GAAP Measures

We have $63.1 million and $62.4 million total goodwill and core deposit premiums for the periods ended December 31, 2010 and December 31, 2009, respectively.  Because of our high level of these two intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).  This non-GAAP calculation for the twelve months ended December 31, 2010, 2009, 2008, 2007, and 2006, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 20.

Table 20:             Return on Tangible Equity

(In thousands, except ratios)	2010	2009	2008	2007	2006

Twelve months ended

Return on average stockholders equity: (A/C)	9.69%	8.26%	9.54%	10.26%	10.93%
Return on tangible equity (non-GAAP): (A+B)/(C-D)	11.71%	10.61%	12.54%	13.78%	15.03%

(A) Net income	$37,117	$25,210	$26,910	$27,360	$27,481
(B) Amortization of intangibles, net of taxes	478	503	504	511	519
(C) Average stockholders' equity	383,141	305,210	282,186	266,628	251,518
(D) Average goodwill and core deposits, net	62,125	62,789	63,600	64,409	65,233

The table below presents computations of core earnings (net income excluding nonrecurring items {Visa litigation expense reversal, gain from the cash proceeds on mandatory Visa stock redemption, gains on FDIC-assisted transactions and the related merger costs, liquidation gains and losses from FDIC-assisted transactions and the one-time costs of branch right sizing}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (GAAP). We believe the exclusion of these nonrecurring items in expressing earnings and certain other financial measures, including “core earnings,” provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. This non-GAAP financial measure is also used by management to assess the performance of the Company’s business because management does not consider these nonrecurring items to be relevant to ongoing financial performance.  Management and the Board of Directors utilize “core earnings” (non-GAAP) for the following purposes:

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

“Core earnings” and “diluted core earnings per share” (non-GAAP) have inherent limitations and are not required to be uniformly applied and are not audited.  To mitigate these limitations, we have procedures in place to identify and approve each item that qualifies as nonrecurring to ensure that the Company’s “core” results are properly reflected for period-to-period comparisons.  Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.  In particular, a measure of earnings that excludes nonrecurring items does not represent the amount that effectively accrues directly to stockholders (i.e., nonrecurring items are included in earnings and stockholders’ equity).

During the fourth quarter of 2010, we recorded an after tax bargain purchase gain of $18.3 million on the FDIC-assisted acquisition of SSB, along with merger related costs of $2.0 million. Also, as part of our acquisition strategy, the investment portfolio was liquidated resulting in an after tax gain of $193,000, and FHLB advances were paid off resulting in a $361,000 pre-payment expense, after tax.  These nonrecurring items related to SSB contributed $0.56 to diluted earnings per share.

During the second quarter of 2010, we recorded an after tax bargain purchase gain of $1.8 million on the FDIC-assisted acquisition of SWCB, along with merger related costs of $351,000.  These nonrecurring items related to SWCB contributed $0.09 to diluted earnings per share.  Also during the second quarter of 2010, as a result of our branch right sizing initiative, we recorded a nonrecurring charge of $0.01 to diluted earnings per share.

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

See table 21 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 21:                Reconciliation of Core Earnings (non-GAAP)

(In thousands, except share data)	2010	2009	2008	2007	2006

Twelve months ended
Net Income	$37,117	$25,210	$26,910	$27,360	$27,481
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	(2,973)	--	--
Litigation liability expense/reversal (Visa)	--	--	(1,220)	1,220	--
Gain on FDIC-assisted transactions	(21,314)	--	--	--	--
Merger related costs	2,611	--	--	--	--
Gains from sale of securities	(317)	--	--	--	--
FHLB prepayment penalties	594	--	--	--	--
Branch right sizing	372	--	--	--	--
Tax effect (39%) (1)	6,978	--	1,635	(476)	--
Net nonrecurring items	(11,076)	--	(2,558)	744	--
Core earnings (non-GAAP)	$26,041	$25,210	$24,352	$28,104	$27,481

Diluted earnings per share	$2.15	$1.74	$1.91	$1.92	$1.90
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	(0.21)	--	--
Litigation liability expense/reversal (Visa)	--	--	(0.09)	0.09	--
Gain on FDIC-assisted transactions	(1.23)	--	--	--	--
Merger related costs	0.15	--	--	--	--
Gain from sale of securities	(0.02)	--	--	--	--
FHLB prepayment penalties	0.03	--	--	--	--
Branch right sizing	0.02	--	--	--	--
Tax effect (39%) (1)	0.41	--	0.12	(0.04)	--
Net nonrecurring items	(0.64)	--	(0.18)	0.05	--
Diluted core earnings per share (non-GAAP)	$1.51	$1.74	$1.73	$1.97	$1.90

(1)	For 2010, effective tax rate of 39.225%, adjusted for additional fair value deduction related to the donation of a closed branch with a fair value significantly higher than its book value.

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 22.

Table 22:             Quarterly Results

			Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2010
Net interest income	$24,412	$25,205	$26,056	$26,276	$101,949
Provision for loan losses	3,231	3,758	3,407	3,733	14,129
Non-interest income	12,200	17,248	14,822	33,661	77,931
Non-interest expense	26,796	27,276	26,758	30,490	111,320
Net income	4,956	7,981	7,620	16,560	37,117
Basic earnings per share	0.29	0.46	0.45	0.96	2.16
Diluted earnings per share	0.29	0.46	0.44	0.96	2.15

2009
Net interest income	$23,393	$23,720	$25,393	$25,221	$97,727
Provision for loan losses	2,138	2,622	2,789	2,767	10,316
Non-interest income	11,459	13,358	14,963	12,931	52,711
Non-interest expense	25,658	26,951	26,307	25,806	104,722
Net income	5,236	5,509	7,660	6,805	25,210
Basic earnings per share	0.37	0.40	0.54	0.44	1.75
Diluted earnings per share	0.37	0.39	0.54	0.44	1.74

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company
The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2010, undivided profits of the Company's subsidiary banks were approximately $164.8 million, of which approximately $17.5 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009. We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings. At December 31, 2010, each subsidiary bank was within established guidelines and total corporate liquidity remains strong. At December 31, 2010, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 18.6% of total assets, as compared to 17.8% at December 31, 2009.

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

The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its subsidiary banks have approximately $99 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds, we have a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $40 million in funds on a given day. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our network of subsidiary banks throughout Arkansas. Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $451 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 24% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

The table below presents our interest rate sensitivity position at December 31, 2010. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table: 23          Interest Rate Sensitivity

		Interest Rate Sensitivity Period
(In thousands, except ratios)	0-30 Days	3 1-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets Short-term investments	$418,343	$--	$--	$--	$--	$--	$--	$418,343
Assets held in trading accounts	4,517	--	--	1,060	--	2,000	--	7,577
Investment securities	80,981	28,475	54,206	76,233	201,189	88,326	84,252	613,662
Mortgage loans held for sale	17,237	--	--	--	--	--	--	17,237
Loans	661,730	99,545	176,113	243,646	257,117	208,197	37,116	1,683,464
Covered Loans	125,471	8,656	25,249	29,293	15,611	26,431	889	231,600
Total earning assets	1,308,279	136,676	255,568	350,232	473,917	324,954	122,257	2,971,883

Interest bearing liabilities Interest bearing transaction and savings deposits	682,240	--	--	--	107,579	322,736	107,578	1,220,133
Time deposits	105,598	163,204	220,878	294,231	133,400	42,502	73	959,886
Short-term debt	110,172	--	--	--	--	--	--	110,172
Long-term debt	32,556	24,611	3,102	4,327	6,998	36,952	55,778	164,324
Total interest bearing liabilities	930,566	187,815	223,980	298,558	247,977	402,190	163,429	2,454,515
Interest rate sensitivity Gap	$377,713	$(51,139)	$31,588	$51,674	$225,940	$(77,236)	$(41,172)	$517,368
Cumulative interest rate sensitivity Gap	$377,713	$326,574	$358,162	$409,836	$635,776	$558,540	$517,368
Cumulative rate sensitive assets to rate sensitive liabilities	140.6%	129.2%	126.7%	125.0%	133 .7%	124.4%	121. 1%
Cumulative Gap as a % of earning assets	12.7%	11.0%	12.1%	13.8%	21.4%	18.8%	17.4%

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	INDEX

	Management’s Report on Internal Control Over Financial Reporting	57
	Report of Independent Registered Public Accounting Firm
	Report on Internal Control Over Financial Reporting	58
	Report on Consolidated Financial Statements	59
	Consolidated Balance Sheets, December 31, 2010 and 2009	60
	Consolidated Statements of Income, Years Ended December 31, 2010, 2009 and 2008	61
	Consolidated Statements of Cash Flows, Years Ended December 31, 2010, 2009 and 2008	62
	Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2010, 2009 and 2008	63
	Notes to Consolidated Financial Statements, December 31, 2010, 2009 and 2008	64

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 52 hereof.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment excluded internal control over financial reporting for Southwest Community Bank (“SWCB”) of Springfield, Missouri and Security Savings Bank, FSB (“SSB”) of Olathe, Kansas, as allowed by the SEC for current year acquisitions. SWCB was acquired on May 14, 2010 and represented 1.6% of assets at December 31, 2010 and its banking operations represented 0.9% of total consolidated revenue for the year ended December 31, 2010. SSB was acquired on October 15, 2010 and represented 9.1% of assets at December 31, 2010 and its banking operations represented 2.1% of total consolidated revenue for the year ended December 31, 2010. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited Simmons First National Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As permitted, the Company excluded the operations of Southwest Community Bank of Springfield, Missouri and Security Savings Bank, FSB of Olathe, Kansas, financial institutions acquired on May 14, 2010 and October 15, 2010, respectively, from the scope of management's report on internal control over financial reporting. As such, these entities have also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Simmons First National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Simmons First National Corporation and our report dated March 4, 2011, expressed an unqualified opinion thereon.

 BKD, LLP

/s/ BKD, LLP
Pine Bluff, Arkansas
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation as of December 31, 2010, and 2009, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simmons First National Corporation as of December 31, 2010, and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simmons First National Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
March 4, 2011

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2010 and 2009

(In thousands, except share data)	2010	2009

ASSETS
Cash and non-interest bearing balances due from banks	$33,717	$71,575
Interest bearing balances due from banks	418,343	282,010
Cash and cash equivalents	452,060	353,585
Investment securities	613,662	646,915
Mortgage loans held for sale	17,237	8,397
Assets held in trading accounts	7,577	6,886
Loans	1,683,464	1,874,989
Allowance for loan losses	(26,416)	(25,016)
Net loans	1,657,048	1,849,973
Covered assets: Loan, net of discount	231,600	--
Other real estate owned, net of discount	8,717	--
FDIC indemnification asset	60,235	--
Premises and equipment	77,199	78,126
Foreclosed assets held for sale, net	23,204	9,179
Interest receivable	17,363	17,881
Bank owned life insurance	49,072	40,920
Goodwill	60,605	60,605
Core deposit premiums	2,463	1,769
Other assets	38,390	19,086
Total assets	$3,316,432	$3,093,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits: Non-interest bearing transaction accounts	$428,750	$363,154
Interest bearing transaction accounts and savings deposits	1,220,133	1,156,264
Time deposits	959,886	912,754
Total deposits	2,608,769	2,432,172
Federal funds purchased and securities sold under agreements to repurchase	109,139	105,910
Short-term debt	1,033	3,640
Long-term debt	164,324	159,823
Accrued interest and other liabilities	35,796	20,530
Total liabilities	2,919,061	2,722,075

Stockholders’ equity: Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at December 31, 2010 and 2009	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 17,271,594 and 17,093,931 shares issued and outstanding at December 31, 2010 and 2009, respectively	173	171
Surplus	114,040	111,694
Undivided profits	282,646	258,620
Accumulated other comprehensive income Unrealized appreciation on available-for-sale securities, net of income taxes of $331 and $457 at December 31, 2010 and 2009, respectively	512	762
Total stockholders’ equity	397,371	371,247
Total liabilities and stockholders’ equity	$3,316,432	$3,093,322

See Notes to Consolidated Financial Statements.

 Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2010, 2009 and 2008

(In thousands, except per share data)	2010	2009	2008

INTEREST INCOME
Loans	$106,062	$113,648	$126,079
Covered loans	4,204	--	--
Federal funds sold	15	27	748
Investment securities	17,208	21,791	27,415
Mortgage loans held for sale	715	608	411
Assets held in trading accounts	30	20	73
Interest bearing balances due from banks	721	439	1,415
TOTAL INTEREST INCOME	128,955	136,533	156,141

INTEREST EXPENSE
Deposits	19,537	31,046	53,150
Federal funds purchased and securities sold under agreements to repurchase	532	769	2,110
Short-term debt	58	33	111
Long-term debt	6,879	6,958	6,753
TOTAL INTEREST EXPENSE	27,006	38,806	62,124

NET INTEREST INCOME	101,949	97,727	94,017
Provision for loan losses	14,129	10,316	8,646

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	87,820	87,411	85,371

NON-INTEREST INCOME
Trust income	5,179	5,227	6,230
Service charges on deposit accounts	17,700	17,944	15,145
Other service charges and fees	2,812	2,668	2,681
Income on sale of mortgage loans, net of commissions	4,810	4,032	2,606
Income on investment banking, net of commissions	2,236	2,153	1,025
Credit card fees	16,140	14,392	13,579
Premiums on sale of student loans	2,524	2,333	1,134
Bank owned life insurance income	1,670	1,270	1,547
Gain on sale of securities, net	317	144	--
Gain on mandatory partial redemption of Visa shares	--	--	2,973
Gain on FDIC-assisted transactions	21,314	--	--
Other income	3,229	2,548	2,406
TOTAL NON-INTEREST INCOME	77,931	52,711	49,326

NON-INTEREST EXPENSE
Salaries and employee benefits	60,731	58,317	57,050
Occupancy expense, net	7,808	7,457	7,383
Furniture and equipment expense	6,093	6,195	5,967
Other real estate and foreclosure expense	974	453	239
Deposit insurance	3,813	4,642	793
Merger related costs	2,611	--	--
Other operating expenses	29,290	27,658	24,928
TOTAL NON-INTEREST EXPENSE	111,320	104,722	96,360

INCOME BEFORE INCOME TAXES	54,431	35,400	38,337
Provision for income taxes	17,314	10,190	11,427

NET INCOME	$37,117	$25,210	$26,910
BASIC EARNINGS PER SHARE	$2.16	$1.75	$1.93
DILUTED EARNINGS PER SHARE	$2.15	$1.74	$1.91

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

(In thousands)	2010	2009	2008

OPERATING ACTIVITIES
Net income	$37,117	$25,210	$26,910
Items not requiring (providing) cash
Depreciation and amortization	5,724	5,841	5,729
Provision for loan losses	14,129	10,316	8,646
Gain on mandatory partial redemption of Visa shares	--	--	(2,973)
Gain on sale of investment securities	(317)	(144)	--
Net (accretion) amortization of investment securities	(7)	(48)	194
Stock-based compensation expense	974	627	548
Net accretion on covered loans	(220)	--	--
Net accretion on covered other real estate owned	(83)	--	--
Net accretion on FDIC indemnification asset	(292)	--	--
Gain on FDIC-assisted transactions	(21,314)	--	--
Deferred income taxes	8,428	1,613	739
Bank owned life insurance income	(1,670)	(1,270)	(1,547)
Changes in Interest receivable	518	3,049	415
Mortgage loans held for sale	(8,840)	1,939	761
Assets held in trading accounts	(691)	(1,132)	(96)
Other assets	3,660	(12,417)	(960)
Accrued interest and other liabilities	2,282	(5,387)	(2,709)
Income taxes payable	(291)	1,552	(768)
Net cash provided by operating activities	39,107	29,749	34,889

INVESTING ACTIVITIES
Net collections (originations) of covered loans	26,046	--	--
Net collections (originations) of loans	128,451	36,621	(96,447)
Purchases of premises and equipment, net	(4,001)	(4,257)	(8,353)
Proceeds from sale of covered other real estate owned	4,284	--	--
Proceeds from sale of foreclosed assets held for sale	37,310	4,139	5,353
Proceeds from mandatory partial redemption of Visa shares	--	--	2,973
Net sales (purchases) of short-term investment securities	(1)	84,033	(85,536)
Proceeds from sale of available-for-sale securities	75,948	361	--
Proceeds from maturities of available-for-sale securities	520,883	573,604	318,114
Purchases of available-for-sale securities	(461,904)	(384,080)	(349,416)
Proceeds from maturities of held-to-maturity securities	331,527	281,986	41,680
Purchases of held-to-maturity securities	(332,655)	(558,921)	(38,778)
Purchases of bank owned life insurance	(6,482)	(33)	(32)
Net cash proceeds received in FDIC-assisted transactions	99,677	--	--
Cash received on FDIC loss share	3,751	--	--
Net cash provided by (used in) investing activities	422,834	33,453	(210,442)

FINANCING ACTIVITIES
Net change in deposits	(258,980)	95,839	153,476
Net change in short-term debt	(4,822)	2,528	(665)
Dividends paid	(13,091)	(11,245)	(10,601)
Proceeds from issuance of long-term debt	6,278	9,166	91,029
Repayment of long-term debt	(97,454)	(8,014)	(14,643)
Net change in Federal funds purchased and securities sold under agreements to repurchase	3,229	(9,539)	(13,357)
Shares issued from public stock offering, net of offering costs of $4,178	--	70,486	--
Net shares issued under stock compensation plans	1,374	1,626	900
Repurchase of common stock	--	--	(1,280)
Net cash (used in) provided by financing activities	(363,466)	150,847	204,859

INCREASE IN CASH EQUIVALENTS	98,475	214,049	29,306
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	353,585	139,536	110,230

CASH AND CASH EQUIVALENTS, END OF YEAR	$452,060	$353,585	$139,536

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Balance, December 31, 2007	$139	$41,019	$1,728	$229,520	$272,406
Cumulative effect of adoption of a new
accounting principle, January 1, 2008 (Note 18)	--	--	--	(1,174)	(1,174)
Comprehensive income:
Net income	--	--	--	26,910	26,910
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $877	--	--	1,462	--	1,462
Comprehensive income					28,372
Stock issued as bonus shares – 17,490 shares	--	530	--	--	530
Stock issued for employee stock purchase plan – 5,359 shares	--	135	--	--	135
Exercise of stock options – 97,497 shares	1	1,207	--	--	1,208
Stock granted under stock-based compensation plans	--	169	--	--	169
Securities exchanged under stock option plan	--	(973)	--	--	(973)
Repurchase of common stock – 45,180 shares	--	(1,280)	--	--	(1,280)
Cash dividends – $0.76 per share	--	--	--	(10,601)	(10,601)
Balance, December 31, 2008	140	40,807	3,190	244,655	288,792
Comprehensive income: Net income	--	--	--	25,210	25,210
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($1,456)	--	--	(2,428)	--	(2,428)
Comprehensive income					22,782
Stock issued from public stock offering, net of offering costs of $4,178	30	70,456	--	--	70,486
Stock issued as bonus shares – 27,915 shares	--	702	--	--	702
Cancelled bonus shares – 1,113 shares	--	29	--	--	29
Non-vested bonus shares	--	(1,208)	--	--	(1,208)
Stock issued for employee stock purchase plan – 5,823 shares	--	141	--	--	141
Exercise of stock options – 56,700 shares	1	689	--	--	690
Stock granted under stock-based compensation plans	--	180	--	--	180
Securities exchanged under stock option plan	--	(102)	--	--	(102)
Cash dividends – $0.76 per share	--	--	--	(11,245)	(11,245)
Balance, December 31, 2009	171	111,694	762	258,620	371,247
Comprehensive income: Net income	--	--	--	37,117	37,117
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($161)	--	--	(250)	--	(250)
Comprehensive income					36,867
Stock issued as bonus shares – 83,245 shares	1	203	--	--	204
Non-vested bonus shares	--	801	--	--	801
Stock issued for employee stock purchase plan – 4,947 shares	--	131	--	--	131
Exercise of stock options – 108,604 shares	1	1,460	--	--	1,461
Stock granted under stock-based compensation plans	--	173	--	--	173
Securities exchanged under stock option plan	--	(422)	--	--	(422)
Cash dividends – $0.76 per share	--	--	--	(13,091)	(13,091)
Balance, December 31, 2010	$173	$114,040	$512	$282,646	$397,371

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Simmons First National Corporation (the “Company”) is primarily engaged in providing a full range of banking services to individual and corporate customers through its subsidiaries and their branch banks with offices in Arkansas, Missouri and Kansas. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of covered loans and related indemnification asset. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and non-interest bearing balances due from banks, interest bearing balances due from banks and federal funds sold and securities purchased under agreements to resell.

Interest Bearing Deposits in Banks

Interest bearing balances due from banks mature within one year and are carried at cost.

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

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of otherthan-temporary impairment, ASC Topic 320-10. When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, the Company’s consolidated statements of income as of December 31, 2010 and 2009 reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. Prior to the adoption of this accounting guidance on April 1, 2009, management considered, in determining whether other-thantemporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at December 31, 2010 and 2009 are not material. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any loans charged off, the allowance for loan losses and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers. The Company records all derivatives on the balance sheet at fair value. Historically, the Company’s policy has been not to invest in derivative type investments, but, in an effort to meet the financing needs of its customers, the Company has entered into one fair value hedge. Fair value hedges include interest rate swap agreements on fixed rate loans. For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument. The fair value hedge is considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amount of the loan being hedged was $1.6 million at December 31, 2010, and $1.7 million at December 31, 2009.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740, Income Taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2010	2009	2008

Net Income	$37,117	$25,210	$26,910

Average common shares outstanding	17,204	14,375	13,945
Average common share stock options outstanding	61	90	163
Average diluted common shares	17,265	14,465	14,108

Basic earnings per share	$2.16	$1.75	$1.93
Diluted earnings per share	$2.15	$1.74	$1.91

Stock options to purchase 95,770 and 100,290 shares, respectively, for the years ended December 31, 2010 and 2009, were not included in the earnings per share calculation because the exercise price exceeded the average market price. All stock options were included in the earnings per share calculation for the year ended December 31, 2008.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. For additional information, see Note 12, Employee Benefit Plans.

NOTE 2: ACQUISITIONS

On May 14, 2010, the Company, through its wholly-owned subsidiary, Simmons First National Bank (“SFNB” or “lead bank”), entered into a purchase and assumption agreement with loss share arrangements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Southwest Community Bank (“SWCB”) in Springfield, Missouri. As a result of this acquisition, the Company expanded its footprint outside the Arkansas borders for the first time. The Company recognized a pre-tax gain of $3.0 million on this transaction and incurred pre-tax merger related costs of $0.4 million.

On October 15, 2010, the Company, through the lead bank, entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase substantially all of the assets and to assume substantially all of the deposits and certain other liabilities of Security Savings Bank, FSB (“S SB”) with nine offices in Kansas, including three in Salina, two each in Olathe and Wichita and one each in Overland Park and Leawood. This acquisition marked the Company’s second expansion outside the State of Arkansas. The Company recognized a pre-tax gain of $18.3 million on this transaction and incurred pre-tax merger related costs of $2.0 million.

A summary, at fair value, of the assets acquired and liabilities assumed in the SWCB and SSB transactions, as of acquisition dates, is as follows:

(In thousands)	SWCB	SSB	Total

Assets Acquired
Cash and due from banks	$7,414	$11,063	$18,477
Cash received from FDIC	10,000	71,200	81,200
Receivable from FDIC	653	1,856	2,509
Investment securities	24,850	75,621	100,471
Loans not covered by loss share agreements	--	991	991
Covered assets:
Loans	40,177	219,158	259,335
Other real estate	4,646	6,363	11,009
FDIC indemnification asset	13,783	68,330	82,113
Core deposit premium	--	1,480	1,480
Other assets	467	1,577	2,044
Total assets acquired	101,990	457,639	559,629

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	5,063	82,614	87,677
Interest bearing transaction accounts and savings deposits	103	8,624	8,727
Time deposits	92,174	246,999	339,173
Total deposits	97,340	338,237	435,577
Repurchase agreements	--	2,215	2,215
FHLB borrowings	--	95,676	95,676
Accrued interest and other liabilities	1,613	3,234	4,847
Total liabilities assumed	98,953	439,362	538,315
Pre-tax gains on FDIC-assisted transactions	$3,037	$18,277	$21,314

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and due from banks, cash received from FDIC and receivable from FDIC – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $10.0 million cash received from the FDIC for SWCB and $71.2 million for SSB is the first pro-forma cash settlement received from the FDIC on Monday following the closing weekend. The $0.7 million receivable from the FDIC for SWCB and $1.9 million for SSB is the remaining amount due from the settlement.

Investment securities – Investment securities were acquired from the FDIC at fair market value. The fair values provided by the FDIC were reviewed and considered reasonable based on SFNB’s understanding of the market conditions.

Loans – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.

Foreclosed assets held for sale – These assets are presented at the estimated present values that management expects to receive when the properties are sold, net of related costs of disposal.

FDIC indemnification asset – This loss sharing asset is measured separately from the related covered assets as it is not contractually embedded in the covered assets and is not transferable with the covered assets should SFNB choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss-sharing reimbursement from the FDIC.

Core dep osit premium – This intangible asset represents the value of the relationships that SWCB and SSB had with their deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits. Based on the valuation methodologies use in the analysis, the estimated fair value of the core deposit premium at SWCB was immaterial.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. Even though deposit rates were above market, because SFNB reset deposit rates to current market rates, there was no fair value adjustment recorded for time deposits.

FHLB borrowings – The fair value of Federal Home Loan Bank (“FHLB”) borrowings is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities. Included in the SSB acquisition were FHLB borrowed funds with a fair value totaling $95.7 million. The Company did not need these advances to meet its present liquidity needs, and redeemed approximately $60.8 million of the advances during the fourth quarter of 2010. The FHLB borrowings are secured by mortgage loans. The remaining borrowings will be held to maturity to match loans with similar maturities.

FDIC True-Up Provision – The purchase and assumption agreements for SWCB and SSB allow for the FDIC to recover a portion of the loss share funds previously paid out under the indemnification agreement in the event losses fail to reach the expected loss level under a claw back provision (“true-up provision”). A true-up is scheduled to occur in the calendar month in which the tenth anniversary of the respective closing occurs. If the threshold is not met, the assuming institution is required to pay the FDIC 50 percent of the excess, if any, within 45 days following the true-up.

The value of the true-up provision liability is calculated as the present value of the estimated payment to the FDIC in the tenth year using the formula provided in the agreements. The result of the calculation is based on the net present value of expected future cash payments to be made by SFNB to the FDIC at the conclusion of the loss share agreements. The discount rate used was based on current market rates. The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets. The value of the true-up provision is $3.2 million at December 31, 2010 and was included in accrued interest and other liabilities on the balance sheet.

In connection with the SWBC and SSB acquisitions, SFNB and the FDIC will share in the losses on assets covered under the loss share agreements. The FDIC will reimburse SFNB for 80% of all losses on covered assets. The loss sharing agreements entered into by SFNB and the FDIC in conjunction with the purchase and assumption agreements require that SFNB follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses. Additionally, to the extent that actual losses incurred by SFNB under the loss share agreements are less than expected, SFNB may be required to reimburse the FDIC under the clawback provisions of the loss share agreements. At December 31, 2010, the covered loans and covered other real estate owned and the related FDIC indemnification asset (collectively, the “covered assets”) and the FDIC true-up provision were reported at the net present value of expected future amounts to be paid or received.

Purchased loans acquired in a business combination, including loans purchased in the SWCB and SSB acquisitions, are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. Purchased loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality accounting guidance for certain loans or debt securities acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges and an adjustment in accretable yield, recognized on a prospective basis over the loan’s or pool’s remaining life, which will have a positive impact on interest income.

The Company has finalized its analysis of the acquired loans along with the other acquired assets and assumed liabilities in these transactions. No significant adjustments to the estimated amounts and carrying values were required.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2010				2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealize (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealize (Losses)	Estimated Fair Value

Held-to-Maturity

U.S. Treasury	$4,000	$28	$--	$4,028	$--	$--	$--	$--
U.S. Government agencies	249,844	1,764	(507)	251,101	254,229	799	(1,348)	253,680
Mortgage-backed securities	78	4	--	82	90	5	--	95
State and political subdivisions	210,331	2,280	(1,845)	210,766	208,812	2,728	(580)	210,960
Other securities	930	--	--	930	930	--	--	930

Total	$465,183	$4,076	$(2,352)	$466,907	$464,061	$3,532	$(1,928)	$465,665

Available-for-Sale

U.S. Treasury	$--	$--	$--	$--	$4,297	$32	$--	$4,329
U.S. Government agencies	125,175	577	(283)	125,469	160,807	953	(236)	161,524
Mortgage-backed securities	2,647	143	(1)	2,789	2,896	78	(2)	2,972
State and political subdivisions	--	--	--	--			--
Other securities	19,814	411	(4)	20,221	13,633	399	(3)	14,029

Total	$147,636	$1,131	$(288)	$148,479	$181,633	$1,462	$(241)	$182,854

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2010 and 2009, was $229.6 million and $256.6 million, which is approximately 37.3% and 39.7%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2010

Held-to-Maturity
U.S. Government agencies	$97,437	$507	$--	$--	$97,437	$507
State and political subdivisions	62,807	1,735	1,837	110	64,644	1,845

Total	$160,244	$2,242	$1,837	$110	$162,081	$2,352

Available-for-Sale

U.S. Government agencies	$67,203	$283	$--	$--	$67,203	$283
Mortgage-backed securities	207	--	110	1	317	1
Other securities	1	4	--	--	1	4

Total	$67,411	$287	$110	$1	$67,521	$288

December 31, 2009

Held-to-Maturity

U.S. Government agencies	$161,081	$1,348	$--	$--	$161,081	$1,348
Mortgage-backed securities	2,188	--	--	--	2,188	--
State and political subdivisions	24,140	321	5,075	259	29,215	580

Total	$187,409	$1,669	$5,075	$259	$192,484	$1,928

Available-for-Sale

U.S. Government agencies	$62,822	$236	$--	$--	$62,822	$236
Mortgage-backed securities	1,195	1	128	1	1,323	2
Other securities	4	3	--	--	4	3

Total	$64,021	$240	$128	$1	$64,149	$241

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2010, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2010, management believes the impairments detailed in the table above are temporary.

Income earned on the above securities for the years ended December 31, 2010, 2009 and 2008, is as follows:

(In thousands)	2010	2009	2008

Taxable
Held-to-maturity	$4,615	$2,880	$1,444
Available-for-sale	4,336	11,016	19,613

Non-taxable
Held-to-maturity	8,257	7,874	6,323
Available-for-sale	--	21	35

Total	$17,208	$21,791	$27,415

The Statement of Stockholders’ Equity includes other comprehensive income.  Other comprehensive income for the Company includes the change in the unrealized appreciation on available-for-sale securities.  The changes in the unrealized appreciation on available-for-sale securities for the years ended December 31, 2010, 2009 and 2008, are as follows:

(In thousands)	2010	2009	2008

Unrealized holding gains (losses) arising during the period	$(94)	$(3,740)	$2,339
Gains realized in net income	317	144	--
	(411)	(3,884)	2,339
Income tax expense (benefit)	(161)	(1,456)	877

Net change in unrealized appreciation on available-for-sale securities	$(250)	$(2,428)	$1,462

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$12,252	$12,304	$37,419	$37,422
After one through five years	280,468	282,076	48,782	48,630
After five through ten years	84,608	85,758	41,615	42,200
After ten years	87,855	86,769	6	6
Other securities	--	--	19,814	20,221

Total	$465,183	$466,907	$147,636	$148,479

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $435,635,000 at December 31, 2010 and $446,189,000 at December 31, 2009.

The book value of securities sold under agreements to repurchase amounted to $75,774,000 and $80,050,000 for December 31, 2010 and 2009, respectively.

The Company had gross realized gains of $467,000 and gross realized losses of $150,000 during the year ended December 31, 2010, from the sale of available for sale securities.  As part of its acquisition strategy related to SSB, the Company liquidated the acquired investment portfolio, resulting in the entire net realized gain of $317,000 in 2010.  The Company had gross realized gains of $144,000 and no realized losses during the year ended December 31, 2009.  There were no gross realized gains or losses from the sale of available for sale securities during the year ended December 31, 2008.  The income tax expense related to security gains was 39.225% of the gross amounts.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2010, the Company’s loan portfolio, excluding loans covered by FDIC loss share agreements, was $1.68 billion, compared to $1.87 billion at December 31, 2009.  The various categories of loans, excluding loans covered by FDIC loss share agreements, are summarized as follows:

(In thousands)	2010	2009

Consumer
Credit cards	$190,329	$189,154
Student loans	61,305	114,296
Other consumer	118,581	139,647
Total consumer	370,215	443,097
Real estate
Construction	153,772	180,759
Single family residential	364,442	392,208
Other commercial	548,360	596,517
Total real estate	1,066,574	1,169,484
Commercial
Commercial	150,501	168,206
Agricultural	86,171	84,866
Financial institutions	--	3,885
Total commercial	236,672	256,957
Other	10,003	5,451

Total loans before allowance for loan losses	$1,683,464	$1,874,989

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; providing an adequate allowance for loans losses by regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry.  The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.  Furthermore, factors that influenced the Company’s judgment regarding the allowance for loan losses consists of a three-year historical loss average segregated by each primary loan sector.  On an annual basis, historical loss rates are calculated for each sector.

Consumer – The consumer loan portfolio consists of credit card loans, student loans and other consumer loans.  The Company no longer originates student loans, and the current portfolio is guaranteed by the Department of Education at 97% of principal and interest.  Credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Although they are regularly reviewed to facilitate the identification and monitoring of creditworthiness, credit card loans are unsecured loans, making them more susceptible to be impacted by economic downturns resulting in increasing unemployment.  Other consumer loans include direct and indirect installment loans and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

Real estate – The real estate loan portfolio consists of construction loans, single family residential loans and commercial loans.  Construction and development loans (“C&D”) and commercial real estate loans (“CRE”) can be particularly sensitive to valuation of real estate.  Commercial real estate cycles are inevitable.  The long planning and production process for new properties and rapid shifts in business conditions and employment create an inherent tension between supply and demand for commercial properties.  While general economic trends often move individual markets in the same direction over time, the timing and magnitude of changes are determined by other forces unique to each market.  CRE cycles tend to be local in nature and longer than other credit cycles.  Factors influencing the CRE market are traditionally different from those affecting residential real estate markets; thereby making predictions for one market based on the other difficult.  Additionally, submarkets within commercial real estate – such as office, industrial, apartment, retail and hotel – also experience different cycles, providing an opportunity to lower the overall risk through diversification across types of CRE loans.  Management realizes that local demand and supply conditions will also mean that different geographic areas will experience cycles of different amplitude and length.  The Company monitors these loans closely and has no significant concentrations in its real estate loan portfolio.

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchase or other expansion projects.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers’ business or farming operations.  The company continues its efforts to keep loan terms short, reducing the negative impact of upward movement in interest rates.  Term loans are generally set up with a one or three year balloon, and the Company has recently instituted a pricing index for commercial loans.  It is standard practice to require personal guaranties on all commercial loans, particularly as they relate to closely-held or limited liability entities.

Nonaccrual and Past Due Loans – Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Nonaccrual loans, excluding loans covered by FDIC loss share agreements, at December 31, 2010, segregated by class of loans, are as follows:

(In thousands)	2010
Consumer:
Credit cards	$295
Student loans	--
Other consumer	963
Total consumer	1,258
Real estate:
Construction	804
Single family residential	3,470
Other commercial	4,340
Total real estate	8,614
Commercial:
Commercial	972
Agricultural	342
Total commercial	1,314
Other	--
Total	$11,186

Nonaccrual loans at December 31, 2009 totaled $21,994,000.

An age analysis of past due loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, at December 31, 2010, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

Consumer:
Credit cards	$971	$911	$1,882	$188,447	$190,329	$615
Student loans	1,505	1,736	3,241	58,064	61,305	1,736
Other consumer	2,016	448	2,464	116,117	118,58 1	155
Total consumer	4,492	3,095	7,587	362,628	370,215	2,506
Real estate:
Construction	691	498	1,189	152,583	153,772	--
Single family residential	1,877	2,155	4,032	360,410	364,442	122
Other commercial	7,312	2,229	9,541	538,819	548,360	--
Total real estate	9,880	4,882	14,762	1,051,812	1,066,574	122
Commercial:
Commercial	1,002	500	1,502	148,999	150,501	77
Agricultural	25	185	210	85,961	86,171	--
Total commercial	1,027	685	1,712	234,960	236,672	77
Other	--	--	--	10,003	10,003	--

Total	$15,399	$8,662	$24,061	$1,659,403	$1,683,464	$2,705

At December 31, 2009, accruing loans delinquent 90 days or more totaled $3,322,000.

Impaired Loans – A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loans, including scheduled principal and interest payments.  This includes loans that are delinquent 90 days or more, nonaccrual loans and certain other loans identified by management.  Certain other loans identified by management consist of performing loans with specific allocations of the allowance for loan losses.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if the loan is collateral dependent.  Specific allocations are applied when quantifiable factors are present requiring a greater allocation than that established by the Company based on its analysis of historical losses for each loan category.

Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

Impaired loans, net of government guarantees and excluding loans covered by FDIC loss share agreements, segregated by class of loans, at December 31, 2010, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Consumer:
Credit cards	$911	$--	$911	$911	$159
Student loans	--	--	--	--	--
Other consumer	1,431	92	1,270	1,362	368
Total consumer	2,342	92	2,181	2,273	527
Real estate:
Construction	9,690	5,878	2,591	8,469	804
Single family residential	6,590	3,002	3,366	6,368	792
Other commercial	32,547	3,843	27,53 1	31,374	2,342
Total real estate	48,827	12,723	33,488	46,211	3,938
Commercial:
Commercial	1,567	704	655	1,359	626
Agricultural	703	318	454	772	144
Total commercial	2,270	1,022	1,109	2,131	770
Other	--	--	--	--	--

Total	$53,439	$13,837	$36,778	$50,615	5,235

At December 31, 2009, impaired loans, net of government guarantees and excluding loans covered by FDIC loss share agreements, totaled $46,859,000.  Allocations of the allowance for loan losses relative to impaired loans were $5,235,000 and $8,343,000 at December 31, 2010 and 2009, respectively.  During the second quarter of 2009, the Company made adjustments to its methodology in the evaluation of the collectability of loans, which added quantitative factors to the internal and external influences used in determining the credit quality of loans and the allocation of the allowance.  This adjustment in methodology resulted in an addition to impaired loans from classified loans and a redistribution of allocated and unallocated reserves.  Approximately $2,389,000, $1,398,000 and $198,000 of interest income was recognized on average impaired loans of $55,754,000, $36,843,000 and $15,315,000 for 2010, 2009 and 2008, respectively.  Interest recognized on impaired loans on a cash basis during 2010, 2009 and 2008 was immaterial.

Credit Quality Indicators – As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk rating of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the States of Arkansas, Missouri and Kansas.

The Company utilizes a risk rating matrix to assign a risk rate to each of its commercial loans. Loans are rated on a scale of 1 to 8.  A description of the general characteristics of the 8 risk ratings is as follows:

●	Risk Rate 1 – Pass (Excellent) – This category includes loans which are virtually free to credit risk. Borrowers in this category represent the highest credit quality and greatest financial strength.

●
Risk Rate 2 – Pass (Good) - Loans under this category possess a nominal risk of default.  This category includes borrowers with strong financial strength and superior financial ratios and trends.  These loans are generally fully secured by cash or equivalents (other than those rated "excellent).

●
Risk Rate 3 – Pass (Acceptable – Average) - Loans in this category are considered to possess a normal level of risk.  Borrowers in this category have satisfactory financial strength and adequate cash flow coverage to service debt requirements.  If secured, the perfected collateral should be of acceptable quality and within established borrowing parameters.

●
Risk Rate 4 – Pass (Monitor) - Loans in the Watch (Monitor) category exhibit an overall acceptable level of risk, but that risk may be increased by certain conditions, which represent "red flags".  These "red flags" require a higher level of supervision or monitoring than the normal "Pass" rated credit.  The borrower may be experiencing these conditions for the first time, or it may be recovering from weakness, which at one time justified a harsher rating.  These conditions may include: weaknesses in financial trends; marginal cash flow; one-time negative operating results; non-compliance with policy or borrowing agreements; poor diversity in operations; lack of adequate monitoring information or lender supervision; questionable management ability/stability.

●
Risk Rate 5 – Special Mention - A loan in this category has potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date.  Special Mention loans are not adversely classified (although they are "criticized") and do not expose an institution to sufficient risk to warrant adverse classification.  Borrowers may be experiencing adverse operating trends, or an ill-proportioned balance sheet.  Non-financial characteristics of a Special Mention rating may include management problems, pending litigation, a non-existent, or ineffective loan agreement or other material structural weakness, and/or other significant deviation from prudent lending practices.

●
Risk Rate 6 – Substandard - A Substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.  The loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  This does not imply ultimate loss of the principal, but may involve burdensome administrative expenses and the accompanying cost to carry the loan.

●
Risk Rate 7 – Doubtful – A loan classified Doubtful has all the weaknesses inherent in a substandard loan except that the weaknesses make collection or liquidation in full (on the basis of currently existing facts, conditions, and values) highly questionable and improbable.  Doubtful borrowers are usually in default, lack adequate liquidity, or capital, and lack the resources necessary to remain an operating entity.  The possibility of loss is extremely high, but because of specific pending events that may strengthen the asset, its classification as loss is deferred.  Pending factors include: proposed merger or acquisition; liquidation procedures; capital injection; perfection of liens on additional collateral; and refinancing plans.  Loans classified as Doubtful are placed on nonaccrual status.

●
Risk Rate 8 – Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loans has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless loan, even though partial recovery may be affected in the future.  Borrowers in the Loss category are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations.  Loans should be classified as Loss and charged-off in the period in which they become uncollectible.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.

The following table presents weighted average risk ratings and classified loans, net of government guarantees and excluding loans covered by FDIC loss share agreements, segregated by class of loans, at December 31, 2010.

	Weighted Average Risk Rating	Classified Loans
		(In thousands)
Consumer:
Credit cards	3.02	$911
Student loans	3.09	--
Other consumer	3.06	2,377
Total consumer		3,288
Real estate:
Construction	3.19	8,720
Single family residential	3.08	6,940
Other commercial	3.32	37,631
Total real estate		53,291
Commercial:
Commercial	3.07	2,350
Agricultural	3.06	915
Total commercial		3,265
Other	3.00	--

Total		$59,844

Net (charge-offs)/recoveries for the year ended December 31, 2010, excluding loans covered by FDIC loss share agreements, segregated by class of loans, were as follows:

(In thousands)	2010

Consumer:
Credit cards	$(4,286)
Student loans	(69)
Other consumer	(1,518)
Total consumer	(5,873)
Real estate:
Construction	(2,154)
Single family residential	(864)
Other commercial	(2,889)
Total real estate	(5,907)
Commercial:
Commercial	(721)
Agricultural	(228)
Total commercial	(949)
Other	--

Total	$(12,729)

Net (charge-offs)/recoveries for the year ended December 31, 2009, were ($11,141,000).

Allowance for Loan Losses – The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, Receivables, and allowance allocations calculated in accordance with ASC Topic 450, Contingencies.  Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.  The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.  The provision for loan losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The allowance for loan losses is determined monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) reviews or evaluations of the loan portfolio and allowance for loan losses, (3) trends in volume, maturity and composition, (4) off balance sheet credit risk, (5) volume and trends in delinquencies and nonaccruals, (6) lending policies and procedures including those for loan losses, collections and recoveries, (7) national, state and local economic trends and conditions, (8) concentrations of credit that might affect loss experience across one or more components of the loan portfolio, (9) the experience, ability and depth of lending management and staff and (10) other factors and trends that will affect specific loans and categories of loans.

As management evaluates the allowance for loan losses, it is categorized as follows: (1) specific allocations, (2) allocations for classified assets with no specific allocation, (3) general allocations for each major loan category and (4) unallocated portion.

Specific allocations are made when factors are present requiring a greater reserve than would be required when using the assigned risk rating allocation.  As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship.  The Company’s evaluation process in specific allocations includes a review of appraisals or other collateral analysis.  These values are compared to the remaining outstanding principal balance.  If a loss is determined to be reasonably possible, the possible loss is identified as a specific allocation.  If the loan is not collateral dependent, the measurement of loss is based on the expected future cash flows of the loan.

The Company establishes allocations for loans rated “watch” through “doubtful” based upon analysis of historical loss experience by category.  A percentage rate is applied to each of these loan categories to determine the level of dollar allocation.  During the second quarter of 2009, management made adjustments to the Company’s methodology in the evaluation of the collectability of loans, which added quantitative factors to the internal and external influences used in determining the credit quality of loans and the allocation of the allowance.  This adjustment in methodology resulted in an addition to impaired loans from classified loans and a redistribution of allocated and unallocated reserves.  It is likely that the methodology will continue to evolve over time.

Management recognizes that unforeseen risks are inherent in the loan portfolio, and seeks to quantify, to the extent possible, factors that affect both the value and collectability of the asset.  Relative to ASC Topic 310, the Company has identified the following risk assessment factors that have the potential to affect loan quality, and correspondingly, loan recognition.  The factors are identified as (1) lending policies and procedures, (2) economic outlook and business conditions, (3) level and trend in delinquencies, (4) concentrations of credit and (5) external factor and competition.

The Company establishes general allocations for each major loan category.  This section also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.  The allocations in this section are based on an analysis of historical losses for each loan category.  Management gives consideration to trends, changes in loan mix, delinquencies, prior losses and other related information.

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

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off.

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Balance, beginning of year	$2,451	$11,164	$5,808	$1,880	$3,713	$25,016

Provision for loan losses	775	4,435	4,027	1,665	3,227	14,129

Charge-offs	(1,246)	(9,564)	(5,321)	(2,471)	--	(18,602)
Recoveries	297	3,657	1,035	884	--	5,873

Net charge-offs	(949)	(5,907)	(4,286)	(1,587)	--	(12,729)

Balance, end of year	$2,277	$9,692	$5,549	$1,958	$6,940	$26,416

Period-end amount allocated to:
Loans individually evaluated for impairment	$770	$3,938	$159	$368	$--	$5,235
Loans collectively evaluated for impairment	1,507	5,754	5,390	1,590	6,940	21,181

Balance, end of year	$2,277	$9,692	$5,549	$1,958	$6,940	$26,416

Activity in the allowance for loan losses for the years ended December 31, 2009 and 2008, was as follows:

(In thousands)	2009	2008

Balance, beginning of year	$25,841	$25,303

Provision for loan losses	10,316	8,646

Charge-offs	(14,828)	(10,246)
Recoveries	3,687	2,138

Net charge-offs	(11,141)	(8,108)

Balance, end of year	$25,016	$25,841

The Company’s recorded investment in loans, excluding loans covered by FDIC loss share agreements, as of December 31, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Loans individually evaluated for impairment	$5,155	$68,956	--	$452	$74,563
Loans collectively evaluated for impairment	231,517	997,618	190,329	189,437	1,608,901

Balance, end of period	$236,672	$1,066,574	$190,329	$189,889	$1,683,464

NOTE 5: COVERED LOANS

The Company evaluated loans purchased in conjunction with the acquisitions of SWCB and SSB described in Note 2, Acquisitions, for impairment in accordance with the provisions of ASC Topic 310-30.  Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  The following table reflects the carrying value of all purchased covered impaired loans as of December 31, 2010, for the SWCB and SSB FDIC-assisted transactions:

(in thousands)	Loans Covered by FDIC Loss Share December 31, 2010

Consumer:
Other consumer	$105
Total consumer	105
Real estate:
Construction	73,527
Single family residential	50,182
Other commercial	89,495
Total real estate	213,204
Commercial:
Commercial	17,975
Agricultural	316
Total commercial	18,291

Total covered loans (1)	$231,600

(1)
These loans were not classified as non-performing assets at December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

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

The following is a summary of the covered impaired loans acquired in the acquisitions during 2010, as of the dates of acquisition.

(in thousands)	SWCB	SSB

Contractually required principal and interest at acquisition	$58,739	$334,582
Non-accretable difference (expected losses and foregone interest)	(15,396)	(78,139)
Cash flows expected to be collected at acquisition	43,343	256,443
Accretable yield	(3,166)	(37,285)
Basis in acquired loans at acquisition	$40,177	$219,158

As of the respective acquisition dates, the estimates of contractually required payments receivable, including interest, for all covered impaired loans acquired in the SWCB and SSB transactions were $393.3 million.  The cash flows expected to be collected as of the acquisition dates for these loans were $299.8 million, including interest.  These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the year ended December 31, 2010, for SWCB and SSB.

(in thousands)	Accretable Yield	Carrying Amount of Loans

Beginning balance	$--	$--
Additions	40,451	259,335
Accretion	(4,204)	4,204
Payments received, net	--	(31,939)
Balance, ending	$36,247	$231,600

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  There were no allowances for loan losses related to the purchased impaired loans at December 31, 2010.

NOTE 6: GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $60.6 million at December 31, 2010, unchanged from December 31, 2009.  Although the Company had two FDIC-assisted acquisitions during the year ended December 31, 2010, no additional goodwill was recorded, as both transactions resulted in a bargain purchase gain.  Goodwill impairment was neither indicated nor recorded in 2010 or 2009.

Core deposit premiums are periodically evaluated as to the recoverability of their carrying value.  The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at December 31, 2010 and 2009, were as follows:

	December 31, 2010			December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Core deposit premiums	$7,885	$5,422	$2,463	$6,822	$5,053	$1,769

Core deposit premium amortization expense recorded for the years ended December 31, 2010, 2009 and 2008, was $786,000, $805,000 and $807,000, respectively.  The Company’s estimated amortization expense for each of the following five years is:  2011 – $536,000; 2012 – $469,000; 2013 – $416,000; 2014 – $175,000; and 2015 – $151,000.

NOTE 7: TIME DEPOSITS

Time deposits included approximately $360,349,000 and $420,537,000 of certificates of deposit of $100,000 or more, at December 31, 2010 and 2009, respectively.  Brokered deposits were $21,472,000 and $21,443,000 at December 31, 2010 and 2009, respectively.  Maturities of all time deposits are as follows:  2011 – $783,913,000; 2012 – $133,399,000; 2013 – $29,917,000; 2014 – $7,095,000; 2015 – $5,492,000 and $70,000 thereafter.

Deposits are the Company's primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	2010	2009	2008

Income taxes currently payable	$8,886	$8,577	$10,688
Deferred income taxes	8,428	1,613	739

Provision for income taxes	$17,314	$10,190	$11,427

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

(In thousands)	2010	2009

Deferred tax assets
Loans acquired	$11,002	$--
FDIC true-up liability	1,251	--
Allowance for loan losses	9,857	8,859
Valuation of foreclosed assets	2,393	99
Deferred compensation payable	1,532	1,603
FHLB advances	1,600	6
Vacation compensation	960	898
Loan interest	767	195
Other	442	385
Gross deferred tax assets	29,804	12,045

Deferred tax liabilities
Goodwill and core deposit premium amortization	(3,688)	(9,805)
FDIC indemnification asset	(32,209)	--
Accumulated depreciation	(597)	(451)
Available-for-sale securities	(331)	(457)
Deferred loan fee income and expenses, net	(1,413)	(1,310)
FHLB stock dividends	(414)	(503)
Other	(1,592)	(1,657)
Gross deferred tax liabilities	(40,244)	(14,183)

Net deferred tax liability	$(10,440)	$(2,138)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)	2010	2009	2008

Computed at the statutory rate (3 5%)	$19,051	$12,390	$13,418
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,542	566	466
Tax exempt interest income	(2,924)	(2,877)	(2,369)
Tax exempt earnings on BOLI	(584)	(444)	(542)
Other differences, net	229	555	454

Actual tax provision	$17,314	$10,190	$11,427

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

NOTE 9: SHORT-TERM AND LONG-TERM DEBT

Long-term debt at December 31, 2010, and 2009 consisted of the following components.

(In thousands)	2010	2009

FHLB advances, due 2011 to 2033, 2.00% to 8.41%,
secured by residential real estate loans	$133,394	$128,893
Trust preferred securities, due 12/30/2033, fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/203 3, floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, fixed rate of 6.97% through 2010, thereafter, at a floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310

Total long-term debt	$164,324	$159,823

At December 31, 2010, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $133.4 million at December 31, 2010, with approximately $451.5 million of additional advances available from the FHLB.

The FHLB advances are secured by mortgage loans and investment securities totaling approximately $254.8 million at December 31, 2010.

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

Aggregate annual maturities of long-term debt at December 31, 2010 are as follows:

(In thousands)	Year	Annual Maturities

	2011	$44,386
	2012	7,290
	2013	17,250
	2014	5,656
	2015	4,344
	Thereafter	85,398

	Total	$164,324

NOTE 10: CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2010, no preferred stock has been issued.

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

As part of its strategic focus on building capital, management suspended the Company’s stock repurchase program in July 2008.  During the year ended December 31, 2008, by June 30, the Company repurchased a total of 45,180 shares of stock with a weighted average repurchase price of $28.38 per share.  The Company has made no purchases of its common stock since that time.  Under the current stock repurchase plan, the Company can repurchase an additional 645,672 shares.  However, because of the recently completed stock offering and based on management’s strategy to retain capital, the Company does not anticipate resuming its stock repurchases during 2011.

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

NOTE 11: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2010 and 2009, the subsidiary banks had extensions of credit to executive officers and directors and to companies in which the subsidiary banks' executive officers or directors were principal owners in the amount of $28.7 million in 2010 and $23.5 million in 2009.

(In thousands)	2010	2009

Balance, beginning of year	$23,487	$35,311
New extensions of credit	14,524	9,240
Repayments	(9,262)	(21,064)
Balance, end of year	$28,749	$23,487

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

NOTE 12: EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company’s 401(k) retirement plan covers substantially all employees.  Contribution expense totaled $591,000, $578,000 and $575,000, in 2010, 2009 and 2008, respectively.

The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees.  Contribution expense totaled $2,738,000 for 2010, $2,640,000 for 2009 and $2,565,000 for 2008.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan equal 50 percent of average compensation prior to retirement or death.  The charges to income for the plans were $109,000 for 2010, $65,000 for 2009 and $12,000 for 2008.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan in 2006 which generally allows participants to make contributions of up 3% of the employee’s salary, up to a maximum of $7,500 per year, for the purpose of acquiring the Company’s stock.  Substantially all employees with at least two years of service are eligible for the plan.  At the end of each plan year, full shares of the Company’s stock are purchased for each employee based on that employee’s contributions.  The stock is purchased for an amount equal to 95% of its fair market value at the end of the plan year, or, if lower, 95% of its fair market value at the beginning of the plan year.

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

The table below summarizes the transactions under the Company's active stock compensation plans at December 31, 2010, 2009 and 2008, and changes during the years then ended:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Grant-Date Fair-Value

Balance, December 31, 2007	536	$17.71	31	$26.72
Granted	49	30.31	18	30.31
Stock Options Exercised	(98)	12.38	--	--
Stock Awards Vested	--	--	(12)	27.16
Forfeited/Expired	(35)	14.77	--	--

Balance, December 31, 2008	452	20.46	37	28.28
Granted	--	--	28	25.15
Stock Options Exercised	(57)	12.17	--	--
Stock Awards Vested	--	--	(15)	26.90
Forfeited/Expired	(21)	19.36	(1)	26.22

Balance, December 31, 2009	374	21.78	49	26.96
Granted	--	--	83	26.92
Stock Options Exercised	(108)	13.45	--	--
Stock Awards Vested	--	--	(17)	27.49
Forfeited/Expired	(7)	27.88	(4)	26.27

Balance, December 31, 2010	259	$25.11	111	$26.81

Exercisable, December 31, 2010	204	$24.07

The following table summarizes information about stock options under the plans outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

$12.13 - 15.65	29	0.39	$12.34	29	$12.34
23.78 - 24.50	82	3.87	24.05	82	24.05
26.19 - 27.67	53	5.29	26.20	42	26.21
28.42 - 28.42	49	6.41	28.42	32	28.42
30.31 - 30.31	47	7.41	30.31	19	30.31

Stock-based compensation expense totaled $974,000 in 2010, $627,000 in 2009 and $548,000 in 2008.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $248,000 at December 31, 2010.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.01 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $2.3 million at December 31, 2010.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.72 years.

Aggregate intrinsic value of outstanding stock options and exercisable stock options was $877,000 and $901,000, respectively, at December 31, 2010.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $28.50 at December 31, 2010, and the exercise price multiplied by the number of options outstanding.  The total intrinsic value of stock options exercised was $1.6 million in 2010, $886,000 in 2009 and $1.7 million in 2008.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted in 2010 or 2009. The weighted-average fair value of stock options granted was $6.60 for 2008.  The Company estimated expected market price volatility and expected term of the options based on historical data and other factors.  The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

	2010	2009	2008
Expected dividend yield	--	--	2.51%
Expected stock price volatility	--	--	23.00%
Risk-free interest rate	--	--	3.68%
Expected life of options	--	--	7 Years

NOTE 13: ADDITIONAL CASH FLOW INFORMATION

The following table presents additional information on cash payments and non-cash items:

(In thousands)	2010	2009	2008

Interest paid	$27,703	$40,673	$64,302
Income taxes paid	9,177	7,040	11,456
Transfers of loans to foreclosed assets held for sale	61,938	10,323	5,713
Transfers of covered loans to covered other real estate owned	8,933	--	--
Post-retirement benefit liability established upon adoption of EITF 06-4	--	--	1,174

In connection with the SWCB and SSB acquisitions, accounted for by using the purchase method, the Company acquired assets and assumed liabilities as follows:

In thousands)	2010

Assets acquired	$559,629
Liabilities assumed	538,315
Bargain purchase gains	$21,314

NOTE 14: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2010	2009	2008

Professional services	$4,476	$3,643	$2,824
Postage	2,465	2,409	2,256
Telephone	2,328	2,113	1,868
Credit card expense	5,839	5,051	4,671
Operating supplies	1,403	1,470	1,588
Amortization of core deposit premiums	786	805	807
Visa litigation liability expense	--	--	(1,220)
Other expense	11,993	12,167	12,134
Total	$29,290	$27,658	$24,928

The Company had aggregate annual equipment rental expense of approximately $311,000 in 2010, $317,000 in 2009 and $356,000 in 2008.  The Company had aggregate annual occupancy rental expense of approximately $1,381,000 in 2010, $1,208,000 in 2009 and $1,220,000 in 2008.

NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

●	Level 1 Inputs – Quoted prices in active markets for identical assets or liabilities.

●
Level 2 Inputs – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 Inputs – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2010 and 2009.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2010
Available-for-sale securities
U.S. Government agencies	$125,469	$--	$125,469	$--
Mortgage-backed securities	2,789	--	2,789	--
Other securities	20,221	1,503	18,718	--
Assets held in trading accounts	7,577	2,700	4,877	--

December 31, 2009
Available-for-sale securities
U.S. Treasury	$4,329	$--	$4,329	$--
U.S. Government agencies	161,524	--	161,524	--
Mortgage-backed securities	2,972	--	2,972	--
Other securities	14,029	1,503	12,526	--
Assets held in trading accounts	6,886	5,350	1,536	--

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At December 31, 2010 and 2009, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

FDIC indemnification asset – Fair value of the FDIC indemnification asset is based on the net present value of future cash proceeds expected to be received from the FDIC under the provisions of the loss share agreements using a discount rate that is based on current market rates.   The FDIC indemnification asset is classified within Level 3 of the fair value hierarchy.

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

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2010
ASSETS
Impaired loans	$45,380	$--	$--	$45,380
(collateral dependent)
Covered assets:
Loans	231,600	--	--	231,600
Other real estate owned	8,717	--	--	8,717
FDIC indemnification asset	60,235	--	--	60,235
LIABILITIES
FDIC true-up liability	3,246	--	--	3,246

December 31, 2009
Impaired loans	$40,445	$--	$--	$40,445
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

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$452,060	$452,060	$353,585	$353,585
Held-to-maturity securities	465,183	466,907	464,061	465,665
Mortgage loans held for sale	17,237	17,237	8,397	8,397
Interest receivable	17,363	17,363	17,881	17,881
Loans, net	1,657,048	1,649,773	1,849,973	1,844,509
Covered loans	231,600	228,375	--	--
FDIC indemnification asset	60,235	60,235	--	--

Financial liabilities
Non-interest bearing transaction accounts	428,750	428,750	363,154	363,154
Interest bearing transaction accounts and
savings deposits	1,220,133	1,220,133	1,156,264	1,156,264
Time deposits	959,886	962,535	912,754	914,977
Federal funds purchased and securities
sold under agreements to repurchase	109,139	109,139	105,910	105,910
Short-term debt	1,033	1,033	3,640	3,640
Long-term debt	164,324	176,628	159,823	173,847
Interest payable	2,015	2,015	2,712	2,712

The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

Foreclosed assets held for sale are the only material non-financial assets valued on a nonrecurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data.  As of December 31, 2010 and 2009, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $23.2 million and $9.2 million, respectively.

NOTE 16: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

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

Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4, Loans and Allowance for Loan Losses, and Note 17, Commitments and Credit Risk.

NOTE 17: COMMITMENTS AND CREDIT RISK

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

At December 31, 2010, the Company had outstanding commitments to extend credit aggregating approximately $272,688,000 and $287,055,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2009, the Company had outstanding commitments to extend credit aggregating approximately $262,257,000 and $393,437,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $11,767,000 and $10,391,000 at December 31, 2010 and 2009, respectively, with terms ranging from 90 days to three years.  The Company’s deferred revenue under standby letter of credit agreements was approximately $31,000 and $46,000 at December 31 2010, and 2009, respectively.

At December 31, 2010, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 18: NEW ACCOUNTING STANDARDS

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

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities that were previously excluded from previous consolidation guidance.  ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Adoption of the new guidance did not have a significant impact on the Company’s ongoing financial position or results of operations.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and nonrecurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 15, Disclosures About Fair Value of Financial Instruments.  These new disclosure requirements were adopted by the Company on January 1, 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for the Company on January 1, 2011.  With respect to the portions of this ASU that were adopted January 1, 2010, the adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a significant impact on the Company’s ongoing financial position, results of operation or disclosures.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators.  ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.  ASU 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011.  See Note 4, Loans and Allowance for Loan Losses.

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

New authoritative accounting guidance under ASC Topic 805, Business Combinations, became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses.  ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance.  Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies.  Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies. ASC Topic 805 became effective January 1, 2009; therefore, the Company’s FDIC-assisted acquisitions during 2010 were accounted for in accordance ASC Topic 805.  Refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies – Acquisition Accounting, Covered Loans and Related Indemnification Asset and Note 2, Acquisitions for further information

New authoritative accounting guidance under ASU 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented.  ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 31, 2010, and is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

New authoritative accounting guidance under ASU 2010-28, Intangibles – Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 will be effective for the Company on January 1, 2011, and is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on the Company’s present or future financial position or results of operations.

NOTE 19: CONTINGENT LIABILITIES

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

As part of Visa’s IPO in the first quarter of 2008, Visa set aside a cash escrow fund for future settlement of covered litigation.  As a result, in the first quarter of 2008, the Company reversed the $1.2 million contingent liability established in 2007.  On October 27, 2008, Visa notified its U.S.A. members that it had reached a settlement on covered litigation with Discover Financial Services, Inc.  This obligation was covered by the litigation escrow fund through an additional dilution of Visa Class B shares in the fourth quarter of 2008.  The remaining covered litigation against Visa is primarily with card retailers and merchants, mostly related to fees and interchange rates.  As of December 31, 2010, the Company has no litigation liability recorded for any additional contingent indemnification obligation.  The Company believes that it will not incur litigation expense on the remaining litigation due to the value of its Visa Class B shares; however, additional accruals may be required in future periods should the Company’s estimate of its obligations under the indemnification agreement change.  The Company must rely on disclosures made by Visa to the public about the covered litigation in making estimates of this contingent indemnification obligation.

NOTE 20: STOCKHOLDERS’ EQUITY

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Office of the Comptroller of the Currency is required if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2010, the Company subsidiaries had approximately $17.5 million in undivided profits available for payment of dividends to the Company without prior approval of the regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2010, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s most significant subsidiaries are presented in the following table.

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(In thousands)	Amount	Ratio-%	Amount	Ratio-%	Amount		Ratio-%

As of December 31, 2010
Total Risk-Based Capital Ratio
Simmons First National Corporation	$400,465	21.3	$150,409	8.0	$	N/A
Simmons First National Bank	169,870	18.0	75,498	8.0		94,372	10.0
Simmons First Bank of Northeast Arkansas	32,618	12.9	20,228	8.0		25,285	10.0
Simmons First Bank of Russellville	27,061	23.0	9,413	8.0		11,766	10.0
Simmons First Bank of Northwest Arkansas	35,348	19.6	14,428	8.0		18,035	10.0
Simmons First Bank of El Dorado	22,877	18.9	9,683	8.0		12,104	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	376,906	20.0	75,381	4.0		N/A
Simmons First National Bank	160,978	17.1	37,656	4.0		56,484	6.0
Simmons First Bank of Northeast Arkansas	29,909	11.8	10,139	4.0		15,208	6.0
Simmons First Bank of Russellville	25,579	21.7	4,715	4.0		7,073	6.0
Simmons First Bank of Northwest Arkansas	33,091	18.4	7,194	4.0		10,791	6.0
Simmons First Bank of El Dorado	21,486	17.7	4,856	4.0		7,283	6.0
Leverage Ratio
Simmons First National Corporation	376,906	11.3	133,418	4.0		N/A
Simmons First National Bank	160,978	8.2	78,526	4.0		98,157	5.0
Simmons First Bank of Northeast Arkansas	29,909	9.1	13,147	4.0		16,434	5.0
Simmons First Bank of Russellville	25,579	14.8	6,913	4.0		8,642	5.0
Simmons First Bank of Northwest Arkansas	33,091	12.4	10,675	4.0		13,343	5.0
Simmons First Bank of El Dorado	21,486	8.7	9,879	4.0		12,348	5.0

As of December 31, 2009
Total Risk-Based Capital Ratio
Simmons First National Corporation	$373,766	19.2	$155,736	8.0	$	N/A
Simmons First National Bank	115,945	12.2	76,030	8.0		95,037	10.0
Simmons First Bank of Northeast Arkansas	29,832	12.0	19,888	8.0		24,860	10.0
Simmons First Bank of Russellville	25,726	21.0	9,800	8.0		12,250	10.0
Simmons First Bank of Northwest Arkansas	29,275	14.9	15,718	8.0		19,648	10.0
Simmons First Bank of El Dorado	21,056	14.4	11,698	8.0		14,622	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	349,357	17.9	78,069	4.0		N/A
Simmons First National Bank	106,740	11.2	38,121	4.0		57,182	6.0
Simmons First Bank of Northeast Arkansas	27,124	10.9	9,954	4.0		14,931	6.0
Simmons First Bank of Russellville	24,189	19.7	4,911	4.0		7,367	6.0
Simmons First Bank of Northwest Arkansas	26,811	13.6	7,886	4.0		11,828	6.0
Simmons First Bank of El Dorado	19,793	13.5	5,865	4.0		8,797	6.0
Leverage Ratio
Simmons First National Corporation	349,357	11.6	120,468	4.0		N/A
Simmons First National Bank	106,740	6.8	62,788	4.0		78,485	5.0
Simmons First Bank of Northeast Arkansas	27,124	8.7	12,471	4.0		15,589	5.0
Simmons First Bank of Russellville	24,189	13.2	7,330	4.0		9,163	5.0
Simmons First Bank of Northwest Arkansas	26,811	9.9	10,833	4.0		13,541	5.0
Simmons First Bank of El Dorado	19,793	6.9	11,474	4.0		14,343	5.0

NOTE 21: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2010 and 2009

(In thousands)	2010	2009

ASSETS
Cash and cash equivalents	$49,792	$29,439
Investment securities	3,320	62,851
Investments in wholly-owned subsidiaries	370,402	303,183
Intangible assets, net	133	147
Premises and equipment	731	716
Other assets	6,416	6,950
TOTAL ASSETS	$430,794	$403,286

LIABILITIES
Long-term debt	$30,930	$30,930
Other liabilities	2,493	1,109
Total liabilities	33,423	32,039

STOCKHOLDERS’ EQUITY
Common stock	173	171
Surplus	114,040	111,694
Undivided profits	282,646	258,620
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale
securities, net of income taxes of $331 and $457
at December 31, 2010 and 2009 respectively	512	762
Total stockholders’ equity	397,371	371,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$430,794	$403,286

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(In thousands)	2010	2009	2008

INCOME
Dividends from subsidiaries	$18,080	$20,082	$27,705
Other income	6,763	6,308	6,015
	24,843	26,390	33,720
EXPENSE	15,601	12,201	10,969
Income before income taxes and equity in
undistributed net income of subsidiaries	9,242	14,189	22,751
Provision for income taxes	(3,278)	(1,931)	(1,799)

Income before equity in undistributed net
income of subsidiaries	12,520	16,120	24,550
Equity in undistributed net income of subsidiaries	24,597	9,090	2,360

NET INCOME	$37,117	$25,210	$26,910

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(In thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$37,117	$25,210	$26,910
Items not requiring (providing) cash
Depreciation and amortization	204	251	265
Deferred income taxes	204	(411)	1,122
Equity in undistributed income of bank subsidiaries	(24,597)	(9,090)	(2,360)

Changes in
Other assets	183	(202)	(295)
Other liabilities	1,384	(885)	(2,763)
Net cash provided by operating activities	14,495	14,873	22,879

CASH FLOWS FROM INVESTING ACTIVITIES

Net (purchases) sales of premises and equipment	(218)	(172)	1,431
Additional investment in subsidiary	(43,000)	(5,000)	--
Purchase of held-to-maturity securities	--	--	(19)
Purchase of available-for-sale securities	(100,070)	(59,825)	(1,511)
Proceeds from sale or maturity of investment securities	159,890	--	1,481
Net cash provided by (used in) investing activities	16,602	(64,997)	1,382

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repurchase) of common stock, net	2,347	70,918	(212)
Dividends paid	(13,091)	(11,245)	(10,601)
Net cash (used in) provided by financing activities	(10,744)	59,673	(10,813)

INCREASE IN CASH AND
CASH EQUIVALENTS	20,353	9,549	13,448

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	29,439	19,890	6,442

CASH AND CASH EQUIVALENTS, END OF YEAR	$49,792	$29,439	$19,890

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

On May 14, 2010, the Company, through its wholly-owned subsidiary, Simmons First National Bank (“SFNB”), acquired the banking operations of Southwest Community Bank (“SWCB”) through an agreement with the Federal Deposit Insurance Corporation (“FDIC”).  On October 15, 2010, the Company, through SFNB, acquired the banking operation of Security Savings Bank (“SSB”) through an agreement with the FDIC.  The internal control over financial reporting of SWCB’s and SSB’s banking operations were excluded from the evaluation of effectiveness of the Company’s disclosure controls and procedures as a result of the timing of the acquisitions.  As a result of the SWCB and SSB acquisitions, the Company will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as a part of its integration activities.

The acquired SWCB banking operations represents 1.6% of total consolidated assets and 0.9% of total consolidated revenue as of the period covered by this report.  The acquired SSB banking operations represents 9.1% of total consolidated assets and 2.1% of total consolidated revenue as of the period covered by this report.

(b) Changes in Internal Controls.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

No items are reportable.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2011, to be filed pursuant to Regulation 14A on or about March 18, 2011.

ITEM 11.          EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2011, to be filed pursuant to Regulation 14A on or about March 18, 2011.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2011, to be filed pursuant to Regulation 14A on or about March 18, 2011.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2011, to be filed pursuant to Regulation 14A on or about March 18, 2011.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2011, to be filed pursuant to Regulation 14A on or about March 18, 2011.

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

/s/ Marty D. Casteel	March 4, 2011
Marty D. Casteel, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about March 4, 2011.

Signature	Title

/s/ J. Thomas May	Chairman and Chief Executive Officer
J. Thomas May	and Director

/s/ Robert A. Fehlman	Executive Vice President and Chief Financial Officer
Robert A. Fehlman	(Principal Financial and Accounting Officer)

/s/ William E. Clark II	Director
William E. Clark II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Edward Drilling	Director
Edward Drilling

/s/ Sharon L. Gaber	Director
Sharon L. Gaber

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ George A. Makris, Jr.	Director
George A. Makris, Jr.

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Stanley E. Reed	Director
Stanley E. Reed

/s/ Harry L. Ryburn	Director
Harry L. Ryburn

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

113