Form 10-Q
period 2011-03-31
SIMMONS FIRST NATIONAL CORP
filed 2011-05-10
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2011	Commission File Number 0-6253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  ☐ Yes ☒ No

The number of shares outstanding of the Registrant’s Common Stock as of April 22, 2011, was 17,331,345.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2011

Part I:	Financial Information
Item 1.	Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,	December 31,
(In thousands, except share data)	2011	2010
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$35,923	$33,717
Interest bearing balances due from banks	473,247	418,343
Cash and cash equivalents	509,170	452,060
Investment securities	621,592	613,662
Mortgage loans held for sale	6,618	17,237
Assets held in trading accounts	7,468	7,577
Loans	1,619,374	1,683,464
Allowance for loan losses	(27,905)	(26,416)
Net loans	1,591,469	1,657,048
Covered Assets:
Loan, net of discount	208,774	231,600
Other real estate owned, net of discount	12,933	8,717
FDIC indemnification asset	58,520	60,235
Premises and equipment	82,948	77,199
Foreclosed assets held for sale, net	23,686	23,204
Interest receivable	15,382	17,363
Bank owned life insurance	49,475	49,072
Goodwill	60,605	60,605
Core deposit premiums	2,239	2,463
Other assets	18,511	38,390
Total assets	$3,269,390	$3,316,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$459,628	$428,750
Interest bearing transaction accounts and savings deposits	1,217,718	1,220,133
Time deposits	924,070	959,886
Total deposits	2,601,416	2,608,769
Federal funds purchased and securities sold under agreements to repurchase	107,099	109,139
Short-term debt	718	1,033
Long-term debt	127,344	164,324
Accrued interest and other liabilities	33,266	35,796
Total liabilities	2,869,843	2,919,061

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized
and unissued at March 31, 2011 and December 31, 2010	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized;
17,327,601 and 17,271,594 shares issued and outstanding
at March 31, 2011, and December 31, 2010, respectively	173	173
Surplus	114,537	114,040
Undivided profits	284,420	282,646
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of
income taxes of $269 at March 31, 2011 and $331 at December 31, 2010	417	512
Total stockholders’ equity	399,547	397,371
Total liabilities and stockholders’ equity	$3,269,390	$3,316,432

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010
	(Unaudited)
INTEREST INCOME
Loans	$24,094	$26,788
Covered loans	4,341	--
Federal funds sold	1	4
Investment securities	3,705	4,531
Mortgage loans held for sale	88	70
Assets held in trading accounts	9	2
Interest bearing balances due from banks	235	191
TOTAL INTEREST INCOME	32,473	31,586

INTEREST EXPENSE
Deposits	4,176	5,437
Federal funds purchased and securities sold
under agreements to repurchase	116	149
Short-term debt	12	15
Long-term debt	1,335	1,573
TOTAL INTEREST EXPENSE	5,639	7,174

NET INTEREST INCOME	26,834	24,412
Provision for loan losses	2,675	3,231

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	24,159	21,181

NON-INTEREST INCOME
Trust income	1,346	1,250
Service charges on deposit accounts	3,857	4,301
Other service charges and fees	806	779
Income on sale of mortgage loans, net of commissions	626	603
Income on investment banking, net of commissions	600	605
Credit card fees	3,943	3,677
Bank owned life insurance income	403	290
Other income	1,051	695
TOTAL NON-INTEREST INCOME	12,632	12,200

NON-INTEREST EXPENSE
Salaries and employee benefits	17,116	15,166
Occupancy expense, net	2,189	1,882
Furniture and equipment expense	1,589	1,495
Other real estate and foreclosure expense	94	58
Deposit insurance	1,039	955
Merger related costs	190	--
Other operating expenses	7,758	7,240
TOTAL NON-INTEREST EXPENSE	29,975	26,796

INCOME BEFORE INCOME TAXES	6,816	6,585
Provision for income taxes	1,750	1,629

NET INCOME	$5,066	$4,956
BASIC EARNINGS PER SHARE	$0.29	$0.29
DILUTED EARNINGS PER SHARE	$0.29	$0.29

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010

	March 31,	March 31,
(In thousands)	2011	2010
	(Unaudited)
OPERATING ACTIVITIES
Net income	$5,066	$4,956
Items not requiring (providing) cash
Depreciation and amortization	5,162	1,438
Provision for loan losses	2,675	3,231
Net amortization of investment securities	22	36
Stock-based compensation expense	273	218
Net accretion on covered loans	(706)	--
Net accretion on covered other real estate owned	(113)	--
Net accretion on FDIC indemnification asset	(287)	--
Deferred income taxes	(274)	239
Bank owned life insurance income	(403)	(290)
Changes in
Interest receivable	1,981	1,460
Mortgage loans held for sale	10,619	1,467
Assets held in trading accounts	109	(635)
Other assets	2,606	(1,165)
Accrued interest and other liabilities	(3,455)	42
Income taxes payable	1,199	969
Net cash provided by operating activities	24,474	11,966

INVESTING ACTIVITIES
Net collections of covered loans	18,181	--
Net collections of loans	49,678	11,579
Purchases of premises and equipment, net	(10,687)	(519)
Proceeds from sale of covered other real estate owned	1,248	--
Proceeds from sale of foreclosed assets held for sale	12,744	685
Proceeds from sale of available-for-sale securities	1,928	--
Proceeds from maturities of available-for-sale securities	67,661	524,964
Purchases of available-for-sale securities	(41,060)	(498,444)
Proceeds from maturities of held-to-maturity securities	4,794	629,080
Purchases of held-to-maturity securities	(41,370)	(597,061)
Purchases of bank owned life insurance	--	(6,457)
Cash received on FDIC loss share	19,275	--
Net cash provided by investing activities	82,392	63,827

FINANCING ACTIVITIES
Net change in deposits	(7,353)	(3,903)
Net change in short-term debt	(315)	(377)
Dividends paid	(3,292)	(3,266)
Proceeds from issuance of long-term debt	2,320	1,157
Repayment of long-term debt	(39,300)	(21,797)
Net change in Federal funds purchased and
securities sold under agreements to repurchase	(2,040)	25,840
Net shares issued under stock compensation plans	224	339
Net used in financing activities	(49,756)	(2,007)

INCREASE IN CASH AND CASH EQUIVALENTS	57,110	73,786
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	452,060	353,585

CASH AND CASH EQUIVALENTS, END OF PERIOD	$509,170	$427,371

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2011 and 2010

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income	Profits	Total

Balance, December 31, 2009	$171	$111,694	$762	$258,620	$371,247
Comprehensive income
Net income	--	--	--	4,956	4,956
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($144)	--	--	(240)	--	(240)
Comprehensive income					4,716
Stock issued as bonus shares – 76,345 shares	1	98	--	--	99
Non-vested bonus shares	--	175	--	--	175
Stock issued for employee stock
purchase plan 4,947 shares	--	131	--	--	131
Exercise of stock options – 16,520 shares	--	257	--	--	257
Stock granted under
stock-based compensation plans	--	43	--	--	43
Securities exchanged under stock option plan	--	(148)	--	--	(148)
Dividends paid – $0.19 per share	--	--	--	(3,266)	(3,266)

Balance, March 31, 2010 (Unaudited)	172	112,250	522	260,310	373,254
Comprehensive income
Net income	--	--	--	32,161	32,161
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($17)	--	--	(10)	--	(10)
Comprehensive income					32,151
Stock issued as bonus shares –6,900 shares	--	105	--	--	105
Non-vested bonus shares	--	626	--	--	626
Exercise of stock options – 92,084 shares	1	1,203	--	--	1,204
Stock granted under
stock-based compensation plans	--	130	--	--	130
Securities exchanged under stock option plan	--	(274)	--	--	(274)
Dividends paid – $0.57 per share	--	--	--	(9,825)	(9,825)

Balance, December 31, 2010	173	114,040	512	282,646	397,371
Comprehensive income
Net income	--	--	--	5,066	5,066
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($61)	--	--	(95)	--	(95)
Comprehensive income					4,971
Stock issued as bonus shares – 44,170 shares	--	--	--	--	--
Non-vested bonus shares	--	230	--	--	230
Stock issued for employee stock
purchase plan – 4,805 shares	--	127	--	--	127
Exercise of stock options – 7,032 shares	--	97	--	--	97
Stock granted under
stock-based compensation plans	--	43	--	--	43
Dividends paid – $0.19 per share	--	--	--	(3,292)	(3,292)

Balance, March 31, 2011 (Unaudited)	$173	$114,537	$417	$284,420	$399,547

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

All adjustments made to the unaudited financial statements were of a normal recurring nature.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made.  Certain prior year amounts are reclassified to conform to current year classification.  The consolidated balance sheet of the Company as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report for 2010 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators.  The Company adopted the disclosure provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011.  The adoption of these provisions did not have a significant impact on the Company’s financial position or results of operations.  The Company adopted the disclosure provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011.  The adoption of these provisions did not have a significant impact on the Company’s financial position, results of operations or disclosures.  The disclosures related to loans modified in a troubled debt restructuring (“TDR”) will be effective for the reporting periods after June 15, 2011, and will have no impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The new authoritative guidance will be effective for the reporting periods after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Adoption of the new guidance will have no significant impact on the Company’s financial position or results of operations.

There have been no other significant changes to the Company’s accounting policies from the 2010 Form 10-K.  The Company is not aware of any other changes from the FASB that will have a significant impact on the Company’s present or future financial position or results of operations.

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

Following is the computation of per share earnings for the three months ended March 31, 2011 and 2010:

(In thousands, except per share data)	2011	2010

Net Income	$5,066	$4,956

Average common shares outstanding	17,297	17,140
Average potential dilutive common shares	33	73
Average diluted common shares	17,330	17,213

Basic earnings per share	$0.29	$0.29
Diluted earnings per share	$0.29	$0.29

Stock options to purchase 95,270 and 100,290 shares for the three months ended March 31, 2011 and 2010, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

On October 15, 2010, the Company, through the lead bank, entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase substantially all of the assets and to assume substantially all of the deposits and certain other liabilities of Security Savings Bank, FSB (“SSB”) with nine offices in Kansas, including three in Salina, two each in Olathe and Wichita and one each in Overland Park and Leawood.  This acquisition marked the Company’s second expansion outside the State of Arkansas.  The Company recognized a pre-tax gain of $18.3 million on this transaction and incurred pre-tax merger related costs of $2.0 million.

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

Core deposit premium – This intangible asset represents the value of the relationships that SWCB and SSB had with their deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.  Based on the valuation methodologies use in the analysis, the estimated fair value of the core deposit premium at SWCB was immaterial.

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

FDIC True-Up Provision – The purchase and assumption agreements for SWCB and SSB allow for the FDIC to recover a portion of the funds previously paid out under the indemnification agreement in the event losses fail to reach the expected loss level under a claw back provision (“true-up provision”).  A true-up is scheduled to occur in the calendar month in which the tenth anniversary of the respective closing occurs.  If the threshold is not met, the assuming institution is required to pay the FDIC 50 percent of the excess, if any, within 45 days following the true-up.

The value of the true-up provision liability is calculated as the present value of the estimated payment to the FDIC in the tenth year using the formula provided in the agreements. The result of the calculation is based on the net present value of expected future cash payments to be made by SFNB to the FDIC at the conclusion of the loss share agreements.  The discount rate used was based on current market rates. The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets.  The value of the true-up provision was $3.3 million and $3.2 million at March 31, 2011 and December 31, 2010, respectively, and was included in accrued interest and other liabilities on the balance sheet.

In connection with the SWBC and SSB acquisitions, SFNB and the FDIC will share in the losses on assets covered under the loss share agreements.  The FDIC will reimburse SFNB for 80% of all losses on covered assets.  The loss sharing agreements entered into by SFNB and the FDIC in conjunction with the purchase and assumption agreements require that SFNB follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses.  Additionally, to the extent that actual losses incurred by SFNB under the loss share agreements are less than expected, SFNB may be required to reimburse the FDIC under the clawback provisions of the loss share agreements.  At March 31, 2011 and December 31, 2010, the covered loans and covered other real estate owned and the related FDIC indemnification asset (collectively, the “covered assets”) and the FDIC true-up provision were reported at the net present value of expected future amounts to be paid or received.

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

During 2010, SFNB acquired the real estate (building and land) for the Springfield, Missouri location (formerly SWCB) for a total of $1.1 million.  During the three months ended March 31, 2011, SFNB acquired the real estate for four of the Kansas locations previously owned by SSB related entities for a total of $6.2 million.  An option to purchase the remaining SSB owned Kansas locations has been executed with the FDIC, and will be completed with final settlement of SSB with the FDIC.  Three locations are leased from third parties and SFNB will continue to lease these facilities.

NOTE 3:    INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31,				December 31,
	2011				2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$4,000	$29	$--	$4,029	$4,000	$28	$--	$4,028
U.S. Government
agencies	289,844	1,262	(658)	290,448	249,844	1,764	(507)	251,101
Mortgage-backed
securities	75	4	--	79	78	4	--	82
State and political
subdivisions	206,896	3,309	(541)	209,664	210,331	2,280	(1,845)	210,766
Other securities	930	--	--	930	930	--	--	930

	$501,745	$4,604	$(1,199)	$505,150	$465,183	$4,076	$(2,352)	$466,907

Available-for-Sale
U.S. Government
agencies	$97,747	$476	$(393)	$97,830	$125,175	$577	$(283)	$125,469
Mortgage-backed
securities	2,466	193	(2)	2,657	2,647	143	(1)	2,789
Other securities	18,948	416	(4)	19,360	19,814	411	(4)	20,221

	$119,161	$1,085	$(399)	$119,847	$147,636	$1,131	$(288)	$148,479

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

As of March 31, 2011, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Government agencies	$131,937	$658	$--	$--	$131,937	$658
State and political subdivisions	20,268	357	1,564	184	21,832	541

Total	$152,205	$1,015	$1,564	$184	$153,769	$1,199

Available-for-Sale

U.S. Government agencies	$51,784	$393	$--	$--	$51,784	$393
Mortgage-backed securities	160	1	46	1	206	2
Other securities	1	4	--	--	1	4

Total	$51,945	$398	$46	$1	$51,991	$399

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of March 31, 2011, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2011, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $429,349,000 at March 31, 2011, and $435,635,000 at December 31, 2010.

The book value of securities sold under agreements to repurchase amounted to $67,959,000 and $75,774,000 for March 31, 2011, and December 31, 2010, respectively.

Income earned on securities for the three months ended March 31, 2011 and 2010, is as follows:

(In thousands)	2011	2010

Taxable
Held-to-maturity	$1,170	$1,303
Available-for-sale	549	1,144

Non-taxable
Held-to-maturity	1,986	2,084
Available-for-sale	--	--

Total	$3,705	$4,531

Maturities of investment securities at March 31, 2011, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$25,303	$25,395	$--	$--
After one through five years	303,031	304,186	62,594	62,365
After five through ten years	89,094	90,184	37,613	38,116
After ten years	84,317	85,385	6	6
Other securities	--	--	18,948	19,360

Total	$501,745	$505,150	$119,161	$119,847

There were no realized gains or losses on investment securities for the three months ended March 31, 2011 or 2010.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:    LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2011, the Company’s loan portfolio, excluding loans covered by FDIC loss share agreements, was $1.62 billion, compared to $1.68 billion at December 31, 2010.  The various categories of loans, excluding loans covered by FDIC loss share agreements, are summarized as follows:

	March 31,	December 31,
(In thousands)	2011	2010

Consumer
Credit cards	$176,544	$190,329
Student loans	57,181	61,305
Other consumer	110,954	118,581
Total consumer	344,679	370,215
Real Estate
Construction	142,261	153,772
Single family residential	358,152	364,442
Other commercial	546,659	548,360
Total real estate	1,047,072	1,066,574
Commercial
Commercial	144,298	150,501
Agricultural	72,205	86,171
Total commercial	216,503	236,672
Other	11,120	10,003

Total loans before allowance for loan losses	$1,619,374	$1,683,464

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

Nonaccrual loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, are as follows:

	March 31,	December 31,
(In thousands)	2011	2010

Consumer:
Credit cards	$269	$295
Student loans	--	--
Other consumer	1,786	963
Total consumer	2,055	1,258
Real estate:
Construction	2,860	804
Single family residential	3,123	3,470
Other commercial	6,381	4,340
Total real estate	12,364	8,614
Commercial:
Commercial	931	972
Agricultural	241	342
Total commercial	1,172	1,314
Other	--	--

Total	$15,591	$11,186

An age analysis of past due loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, is as follows:

	Gross	90 Days				90 Days
	30-89 Days	or More	Total		Total	Past Due &
(In thousands)	Past Due	Past Due	Past Due	Current	Loans	Accruing

March 31, 2011
Consumer:
Credit cards	$702	$922	$1,624	$174,920	$176,544	$654
Student loans	2,525	2,627	5,152	52,029	57,181	2,627
Other consumer	1,399	552	1,951	109,003	110,954	141
Total consumer	4,626	4,101	8,727	335,952	344,679	3,422
Real estate:
Construction	240	2,575	2,815	139,446	142,261	22
Single family residential	2,812	1,453	4,265	353,887	358,152	104
Other commercial	10,548	6,712	17,260	529,399	546,659	131
Total real estate	13,600	10,740	24,340	1,022,732	1,047,072	257
Commercial:
Commercial	339	496	835	143,463	144,298	64
Agricultural	536	205	741	71,464	72,205	--
Total commercial	875	701	1,576	214,927	216,503	64
Other	--	--	--	11,120	11,120	--

Total	$19,101	$15,542	$34,643	$1,584,731	$1,619,374	$3,743

December 31, 2010
Consumer:
Credit cards	$971	$911	$1,882	$188,447	$190,329	$615
Student loans	1,505	1,736	3,241	58,064	61,305	1,736
Other consumer	2,016	448	2,464	116,117	118,581	155
Total consumer	4,492	3,095	7,587	362,628	370,215	2,506
Real estate:
Construction	691	498	1,189	152,583	153,772	--
Single family residential	1,877	2,155	4,032	360,410	364,442	122
Other commercial	7,312	2,229	9,541	538,819	548,360	--
Total real estate	9,880	4,882	14,762	1,051,812	1,066,574	122
Commercial:
Commercial	1,002	500	1,502	148,999	150,501	77
Agricultural	25	185	210	85,961	86,171	--
Total commercial	1,027	685	1,712	234,960	236,672	77
Other	--	--	--	10,003	10,003	--

Total	$15,399	$8,662	$24,061	$1,659,403	$1,683,464	$2,705

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

Impaired loans, net of government guarantees and excluding loans covered by FDIC loss share agreements, segregated by class of loans, are as follows:

	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Investment in	Interest
	Principal	With No	With	Recorded	Related	Impaired	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Loans	Recognized

March 31, 2011
Consumer:
Credit cards	$923	$923	$--	$923	$138	$917	$13
Student loans	--	--	--	--	--	--	--
Other consumer	1,435	1,169	207	1,376	330	1,369	15
Total consumer	2,358	2,092	207	2,299	468	2,286	28
Real estate:
Construction	9,491	6,649	1,679	8,328	579	8,398	92
Single family residential	5,416	4,104	1,161	5,265	501	5,817	64
Other commercial	32,484	6,330	24,702	31,032	1,323	31,203	344
Total real estate	47,391	17,083	27,542	44,625	2,403	45,418	500
Commercial:
Commercial	1,568	933	595	1,528	563	1,444	16
Agricultural	550	219	95	314	126	543	6
Total commercial	2,118	1,152	690	1,842	689	1,987	22
Other	--	--	--	--	--	--	--

Total	$51,867	$20,327	$28,439	$48,766	$3,560	$49,691	$550

December 31, 2010
Consumer:
Credit cards	$911	$--	$911	$911	$159
Student loans	--	--	--	--	--
Other consumer	1,431	92	1,270	1,362	368
Total consumer	2,342	92	2,181	2,273	527
Real estate:
Construction	9,690	5,878	2,591	8,469	804
Single family residential	6,590	3,002	3,366	6,368	792
Other commercial	32,547	3,843	27,531	31,374	2,342
Total real estate	48,827	12,723	33,488	46,211	3,938
Commercial:
Commercial	1,567	704	655	1,359	626
Agricultural	703	318	454	772	144
Total commercial	2,270	1,022	1,109	2,131	770
Other	--	--	--	--	--

Total	$53,439	$13,837	$36,778	$50,615	$5,235

At March 31, 2011, and December 31, 2010, impaired loans, net of government guarantees, totaled $48,766,000 and $50,615,000, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $3,560,000 at March 31, 2011, and $5,235,000 at December 31, 2010.  Approximately $550,000 and $516,000 of interest income was recognized on average impaired loans of $49,691,000 and $56,532,000 as of March 31, 2011 and 2010, respectively.  Interest recognized on impaired loans on a cash basis during the first three months of 2011 and 2010 was immaterial.

Credit Quality Indicators – As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk rating of commercial and real estate loans, (ii) the level of classified commercial and real estate loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the States of Arkansas, Missouri and Kansas.

The Company utilizes a risk rating matrix to assign a risk rate to each of its commercial and real estate loans. Loans are rated on a scale of 1 to 8.  A description of the general characteristics of the 8 risk ratings is as follows:

●	Risk Rate 1 – Pass (Excellent) – This category includes loans which are virtually free to credit risk. Borrowers in this category represent the highest credit quality and greatest financial strength.

●
Risk Rate 2 – Pass (Good) - Loans under this category possess a nominal risk of default.  This category includes borrowers with strong financial strength and superior financial ratios and trends.  These loans are generally fully secured by cash or equivalents (other than those rated "excellent").

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

The following table presents weighted average risk ratings and classified loans, net of government guarantees and excluding loans covered by FDIC loss share agreements, segregated by class of loans.

	March 31, 2011		December 31, 2010
	Weighted		Weighted
	Average	Classified	Average	Classified
	Risk Rating	Loans	Risk Rating	Loans
		(in thousands)		(In thousands)
Consumer:
Credit cards	3.02	$923	3.02	$911
Student loans	3.14	--	3.09	--
Other consumer	3.07	2,429	3.06	2,377
Total consumer		3,352		3,288
Real estate:
Construction	3.23	8,552	3.19	8,720
Single family residential	3.08	6,198	3.08	6,940
Other commercial	3.30	37,453	3.32	37,631
Total real estate		52,203		53,291
Commercial:
Commercial	3.12	4,239	3.07	2,350
Agricultural	3.07	523	3.06	915
Total commercial		4,762		3,265
Other	3.00	--	3.00	--

Total		$60,317		$59,844

Net (charge-offs)/recoveries for the three months ended March 31, 2011 and 2010, excluding loans covered by FDIC loss share agreements, segregated by class of loans, were as follows:

	March 31,	March 31,
(In thousands)	2011	2010

Consumer:
Credit cards	$(919)	$(1,206)
Student loans	(8)	(6)
Other consumer	(127)	(202)
Total consumer	(1,054)	(1,414)
Real estate:
Construction	--	(67)
Single family residential	(17)	(115)
Other commercial	(79)	(1,518)
Total real estate	(96)	(1,700)
Commercial:
Commercial	(68)	(147)
Agricultural	32	60
Total commercial	(36)	(87)
Other	--	--

Total	$(1,186)	$(3,201)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

				Other
		Real	Credit	Consumer
(In thousands)	Commercial	Estate	Card	and Other	Unallocated	Total

Balance, beginning of year	$2,277	$9,692	$5,549	$1,958	$6,940	$26,416

Provision for loan losses	197	255	922	42	1,259	2,675

Charge-offs	(95)	(343)	(1,156)	(289)	--	(1,883)
Recoveries	59	247	237	154	--	697

Net charge-offs	(36)	(96)	(919)	(135)	--	(1,186)

Balance, March 31	$2,438	$9,851	$5,552	$1,865	$8,199	$27,905

Period-end amount allocated to:
Loans individually evaluated
for impairment	$689	$2,403	$138	$330	$--	$3,560
Loans collectively evaluated
for impairment	1,749	7,448	5,414	1,535	8,199	24,345

Balance, March 31	$2,438	$9,851	$5,552	$1,865	$8,199	$27,905

Activity in the allowance for loan losses for the three months ended March 31, 2010 and the year ended December 31, 2010, was as follows:

(In thousands)	2010

Balance, beginning of year	$25,016

Provision for loan losses	3,231

Charge-offs	(4,563)
Recoveries	1,363

Net charge-offs	(3,200)

Balance, March 31	25,047

Provision for loan losses	10,898

Charge-offs	(14,039)
Recoveries	4,510

Net charge-offs	(9,529)

Balance, end of year	$26,416

The Company’s recorded investment in loans, excluding loans covered by FDIC loss share agreements, related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

				Other
		Real	Credit	Consumer
(In thousands)	Commercial	Estate	Card	and Other	Total

March 31, 2011
Loans individually evaluated
for impairment	$5,438	$67,607	$--	$398	$73,443
Loans collectively evaluated
for impairment	211,065	979,465	176,544	178,857	1,545,931

Balance, end of period	$216,503	$1,047,072	$176,544	$179,255	$1,619,374

December 31, 2010
Loans individually evaluated
for impairment	$5,155	$68,956	$--	$452	$74,563
Loans collectively evaluated
for impairment	231,517	997,618	190,329	189,437	1,608,901

Balance, end of period	$236,672	$1,066,574	$190,329	$189,889	$1,683,464

NOTE 5:    COVERED LOANS

The Company evaluated loans purchased in conjunction with the acquisition of SWCB and SSB described in Note 2, Acquisition, for impairment in accordance with the provisions of ASC Topic 310-30.  Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  The following table reflects the carrying value of all purchased covered impaired loans as of March 31, 2011 and December 31, 2010, for the SWCB and SSB FDIC-assisted transactions:

	Loans Covered
	by FDIC Loss Share
	March 31,	December 31,
(in thousands)	2011	2010

Consumer:
Other consumer	$67	$105
Total consumer	67	105
Real estate:
Construction	51,288	73,527
Single family residential	46,838	50,182
Other commercial	94,946	89,495
Total real estate	193,072	213,204
Commercial:
Commercial	15,635	17,975
Agricultural	--	316
Total commercial	15,635	18,291

Total covered loans (1)	$208,774	$231,600

(1)
These loans were not classified as non-performing assets at March 31, 2011 or December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

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

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the three months ended March 31, 2011, for SWCB and SSB.

		Carrying
	Accretable	Amount of
(in thousands)	Yield	Loans

Beginning balance	$36,247	$231,600
Additions	--	--
Accretion	(4,341)	4,341
Payments received, net	--	(27,167)
Balance, ending	$31,906	$208,774

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  There were no allowances for loan losses related to the purchased impaired loans at March 31, 2011.

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at March 31, 2011, and December 31, 2010, were as follows:

	March 31,	December 31,
(In thousands)	2011	2010

Gross carrying amount	$7,885	$7,885
Accumulated amortization	(5,646)	(5,422)

Net core deposit premiums	$2,239	$2,463

Core deposit premium amortization expense recorded for the three months ended March 31, 2011 and 2010, was $224,000 and $201,000, respectively.  The Company’s estimated amortization expense for the remainder of 2011 is $312,000, and for each of the following four years is:  2012 – $469,000; 2013 – $416,000; 2014 – $175,000; and 2015 – $151,000.

NOTE 7:   TIME DEPOSITS

Time deposits include approximately $387,000,000 and $360,349,000 of certificates of deposit of $100,000 or more at March 31, 2011, and December 31, 2010, respectively.

NOTE 8:   INCOME TAXES

The provision for income taxes is comprised of the following components:

	March 31,	March 31,
(In thousands)	2011	2010

Income taxes currently payable	$2,024	$1,390
Deferred income taxes	(274)	239

Provision for income taxes	$1,750	$1,629

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	March 31,	December 31,
(In thousands)	2011	2010

Deferred tax assets
Loans acquired	$11,002	$11,002
FDIC true-up liability	1,251	1,251
Allowance for loan losses	10,479	9,857
Valuation of foreclosed assets	2,393	2,393
Deferred compensation payable	1,556	1,532
FHLB advances	1,600	1,600
Vacation compensation	975	960
Loan interest	767	767
Other	467	442
Total deferred tax assets	30,490	29,804

Deferred tax liabilities
Accumulated depreciation	(506)	(597)
Deferred loan fee income and expenses, net	(1,495)	(1,413)
FHLB stock dividends	(417)	(414)
Goodwill and core deposit premium amortization	(4,156)	(3,688)
FDIC indemnification asset	(32,209)	(32,209)
Available-for-sale securities	(269)	(331)
Other	(1,542)	(1,592)
Total deferred tax liabilities	(40,594)	(40,244)

Net deferred tax liabilities included in other
liabilities on balance sheets	$(10,104)	$(10,440)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	March 31,	March 31,
(In thousands)	2011	2010

Computed at the statutory rate (35%)	$2,386	$2,305

Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	126	84
Tax exempt interest income	(702)	(738)
Tax exempt earnings on BOLI	(141)	(102)
Other differences, net	81	80

Actual tax provision	$1,750	$1,629

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

NOTE 9:    SHORT-TERM AND LONG-TERM DEBT

Long-term debt at March 31, 2011, and December 31, 2010, consisted of the following components:

	March 31,	December 31,
(In thousands)	2011	2010

FHLB advances, due 2011 to 2033, 2.00% to 8.41%
secured by residential real estate loans	$96,414	$133,394
Trust preferred securities, due 12/30/2033,
fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
floating rate of 2.80% above the three month LIBOR
rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033,
floating rate of 2.80% above the three month LIBOR
rate, reset quarterly, callable without penalty	10,310	10,310
	$127,344	$164,324

At March 31, 2011, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $96.4 million at March 31, 2011, with approximately $544.4 million of additional advances available from the FHLB.

The FHLB advances are secured by mortgage loans and investment securities totaling approximately $319.7 million at March 31, 2011.

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

Aggregate annual maturities of long-term debt at March 31, 2011, are:

		Annual
(In thousands)	Year	Maturities
	2011	$6,433
	2012	7,278
	2013	23,231
	2014	5,639
	2015	9,331
	Thereafter	75,432
	Total	$127,344

NOTE 10:    CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 11:    CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of March 31, 2011, no preferred stock has been issued.

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

NOTE 12:    UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At March 31, 2011, the bank subsidiaries had approximately $13.4 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The Federal Reserve Board's risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of March 31, 2011, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 22.24% at March 31, 2011.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended March 31, 2011:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2011	258,789	$25.11	110,536	$26.81
Granted	--	--	44,170	28.40
Stock Options Exercised	(7,032)	13.78	--	--
Stock Awards Vested	--	--	(19,542)	26.43
Forfeited/Expired	(400)	26.20	--	--

Balance, March 31, 2011	251,357	$25.43	135,164	$26.59

Exercisable, March 31, 2011	196,155	$24.44

The following table summarizes information about stock options under the plans outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$12.13 - $15.65	23,287	0.15	$12.39	23,287	$12.39
23.78 - 24.50	80,600	3.64	24.06	80,600	24.06
26.19 - 27.67	52,200	5.08	26.20	41,220	26.21
28.42 - 28.42	48,700	6.16	28.42	32,420	28.42
30.31 - 30.31	46,570	7.16	30.31	18,628	30.31

Total stock-based compensation expense was $273,343 and $218,322 during the three months ended March 31, 2011 and 2010, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $204,844 at March 31, 2011.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 0.94 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $3,300,450 at March 31, 2011.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.72 years.

Aggregate intrinsic values of outstanding stock options and exercisable stock options at March 31, 2011, were $418,000 and $520,000, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $27.09 as of March 31, 2011, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the three months ended March 31, 2011 and 2010, were $94,000 and $198,000, respectively.

NOTE 14:    ADDITIONAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
(In thousands)	2011	2010

Interest paid	$5,938	$7,602
Income taxes paid	825	421
Transfers of loans to foreclosed
assets held for sale	13,227	10,250
Transfers of covered loans to
covered other real estate owned	5,464	--

NOTE 15:    OTHER OPERATING EXPENSES

Other operating expenses consist of the following:
	Three Months Ended
	March 31,
(In thousands)	2011	2010

Professional services	$1,127	$1,126
Postage	623	654
Telephone	636	627
Credit card expense	1,587	1,284
Operating supplies	405	321
Amortization of core deposit premiums	224	201
Other expense	3,156	3,027

Total other operating expenses	$7,758	$7,240

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

At March 31, 2011, the Company had outstanding commitments to extend credit aggregating approximately $278,015,000 and $336,082,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2010, the Company had outstanding commitments to extend credit aggregating approximately $272,688,000 and $287,055,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,320,000 and $11,767,000 at March 31, 2011, and December 31, 2010, respectively, with terms ranging from 90 days to three years.  At March 31, 2011, and December 31, 2010, the Company’s deferred revenue under standby letter of credit agreements is approximately $13,000 and $31,000, respectively.

NOTE 18:    FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2011
ASSETS
Available-for-sale securities
U.S. Government agencies	$97,830	$--	$97,830	$--
Mortgage-backed securities	2,657	--	2,657	--
Other securities	19,360	1,503	17,857	--
Assets held in trading accounts	7,468	2,300	5,168	--

December 31, 2010
ASSETS
Available-for-sale securities
U.S. Government agencies	$125,469	$--	$125,469	$--
Mortgage-backed securities	2,789	--	2,789	--
Other securities	20,221	1,503	18,718	--
Assets held in trading accounts	7,577	2,700	4,877	--

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At March 31, 2011, and December 31, 2010, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a non-recurring basis as of March 31, 2011, and December 31, 2010.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2011
ASSETS
Impaired loans	$45,207	$--	$--	$45,207
(collateral dependent)
Covered assets:
Loans	208,774	--	--	208,774
Other real estate owned	12,933	--	--	12,933
FDIC indemnification asset	58,520	--	--	58,520
LIABILITIES
FDIC true-up liability	3,276	--	--	3,276

December 31, 2010
ASSETS
Impaired loans	45,380	--	--	45,380
(collateral dependent)
Covered assets:
Loans	231,600	--	--	231,600
Other real estate owned	8,717	--	--	8,717
FDIC indemnification asset	60,235	--	--	60,235
LIABILITIES
FDIC true-up liability	3,246	--	--	3,246

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

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$509,170	$509,170	$452,060	$452,060
Held-to-maturity securities	501,745	505,150	465,183	466,907
Mortgage loans held for sale	6,618	6,618	17,237	17,237
Interest receivable	15,382	15,382	17,363	17,363
Loans, net	1,591,469	1,588,140	1,657,048	1,649,773
Covered loans	208,774	209,748	231,600	228,375
FDIC indemnification asset	58,520	58,520	60,235	60,235

Financial liabilities
Non-interest bearing transaction accounts	459,628	459,628	428,750	428,750
Interest bearing transaction accounts and
savings deposits	1,217,718	1,217,718	1,220,133	1,220,133
Time deposits	924,070	926,385	959,886	962,535
Federal funds purchased and securities
sold under agreements to repurchase	107,099	107,099	109,139	109,139
Short-term debt	718	718	1,033	1,033
Long-term debt	127,344	136,350	164,324	176,628
Interest payable	1,717	1,717	2,015	2,015

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

Foreclosed assets held for sale are the only material non-financial assets valued on a nonrecurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data.  As of March 31, 2011 and December 31, 2010, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $23.7 million and $23.2 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2011, and the related condensed consolidated statements of income for the three month periods ended March 31, 2011 and 2010 and statements of stockholders’ equity and cash flows for the three month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
May 10, 2010

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended March 31, 2011, was $5.1 million, an increase of $110,000, or 2.2%, from the same period in 2010.  Diluted earnings per share were $0.29 for the three months ended March 31, 2011, unchanged from the same period in 2010.

Included in the current period was $115,000 of after-tax merger related costs associated with our 2010 FDIC-assisted transactions.  Excluding this non-recurring expense item, core earnings were $5.2 million for the quarter ended March 31, 2011, an increase of $225,000, or 4.5%, compared to the same period in 2010.  Core diluted earnings per share for the three months ended March 31, 2011, were $0.30, compared to $0.29 for the same period in 2010.

During 2010, our wholly-owned bank subsidiary, Simmons First National Bank (“SFNB” or the “lead bank”) entered into purchase and assumption agreements with loss share arrangements with the FDIC to purchase substantially all of the assets and to assume substantially all of the deposits and certain other liabilities of Security Savings Bank, FSB (“SSB”) in Olathe, Kansas and Southwest Community Bank (“SWCB”) in Springfield, Missouri.  These acquisitions resulted in substantial bargain purchase gains which directly increased capital.  Just as important, especially during this extended period of weak loan demand, the loans acquired in these transactions have replaced loans from our declining legacy portfolio with higher yielding loans that are “covered” by the FDIC. Under the terms of the loss sharing arrangements, the FDIC will cover 80% of the Bank’s losses on the disposition of loans and foreclosed real estate attributable to the acquisitions.

Stockholders’ equity as of March 31, 2011 was $399.5 million, book value per share was $23.06 and tangible book value per share was $19.43.  Our ratio of stockholders’ equity to total assets was 12.2% and the ratio of tangible stockholders’ equity to tangible assets was 10.5% at March 31, 2011. The Company’s Tier I leverage ratio of 11.74%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).  Our excess capital positions us to continue to take advantage of unprecedented acquisition opportunities through FDIC-assisted transactions of failed banks.  We continue to actively pursue the right opportunities that meet our strategic plan regarding mergers and acquisitions.  As with our history, we will continue to be very deliberate and disciplined in these acquisition opportunities.

Although the general state of the national economy has shown signs of improvement, it remains somewhat unsettled.  Also, despite continued challenges in the Northwest Arkansas region, overall, we continue to have good asset quality, compared to the rest of the industry.

Total assets were $3.27 billion at March 31, 2011, compared to $3.32 billion at December 31, 2010.  Total loans and covered loans, net of discount, were $1.83 billion at March 31, 2011, compared to $1.92 billion at December 31, 2010.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. Our eight banks conduct financial operations from 89 offices, of which 85 are financial centers, located in 47 communities in Arkansas, Missouri and Kansas.

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

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding (a) the determination of the adequacy of the allowance for loan losses, (b) acquisition accounting and valuation of covered loans and related indemnification asset, (c) the valuation of goodwill and the useful lives applied to intangible assets, (d) the valuation of employee benefit plans and (e) income taxes.

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

Net Interest Income

For the three month period ended March 31, 2011, net interest income on a fully taxable equivalent basis was $28.1 million, an increase of $2.4 million, or 9.4%, over the same period in 2010.  The increase in net interest income was the result of a $0.9 million increase in interest income and a $1.5 million decrease in interest expense.

The $1.5 million decrease in interest expense is primarily the result of a 30 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for a $1.7 million decrease in interest expense.  The most significant component of this decrease was the $1.0 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 41 basis points from 1.76% to 1.35%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $0.5 million decrease in interest expense, with the average rate decreasing by 18 basis points from 0.53% to 0.35%.  Another $0.2 million decrease in interest expense resulted from the conversion of $10.3 million in trust preferred securities from a fixed rate of 6.97% to a floating rate of 2.80% above the three month LIBOR rate. There was also a $0.2 increase in interest expense due to higher average balances of deposits during the period.

The $0.9 million increase in interest income is primarily the result of our FDIC-assisted acquisitions in 2010.  The acquired covered loans generated an additional $4.3 million in interest income.  A 26 basis point improvement in yield on the legacy loan portfolio, which excludes acquired loans, resulted in a $1.2 million increase in interest income, while the declining balance of the legacy portfolio caused a $3.8 million decrease in interest income.  The remaining decrease in interest income is primarily due to a 39 basis point decline in the yield on investment securities.

Net Interest Margin

Our net interest margin increased 16 basis points to 3.87% for the three month period ended March 31, 2011, when compared to 3.71% for the same period in 2010.  The increase in margin was primarily due to a higher yield on covered loans acquired through acquisitions compared to the yield on loans in our legacy portfolio.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2011 and 2010, respectively, as well as changes in fully taxable equivalent net interest margin for the three month periods ended March 31, 2011, versus March 31, 2010.

Table 1:  Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Period Ended March 31,
($ in thousands)	2011	2010

Interest income	$32,473	$31,586
FTE adjustment	1,252	1,266

Interest income – FTE	33,725	32,852
Interest expense	5,639	7,174

Net interest income – FTE	$28,086	$25,678

Yield on earning assets – FTE	4.69%	4.74%
Cost of interest bearing liabilities	0.95%	1.25%
Net interest spread – FTE	3.74%	3.49%
Net interest margin – FTE	3.90%	3.71%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

March 31,
(In thousands)	2011 vs. 2010

Increase due to change in earning assets	$483
Increase due to change in earning asset yields	390
Increase due to change in interest bearing liabilities	(150)
Increase due to change in interest rates paid on
interest bearing liabilities	1,685

Increase in net interest income	$2,408

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three month periods ended March 31, 2011 and 2010.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances
due from banks	$463,858	$235	0.21	$290,990	$191	0.27
Federal funds sold	583	1	0.70	1,015	4	1.60
Investment securities - taxable	405,257	1,719	1.72	432,736	2,447	2.29
Investment securities - non-taxable	207,956	3,225	6.29	207,507	3,334	6.52
Mortgage loans held for sale	7,445	88	4.79	5,815	70	4.88
Assets held in trading accounts	7,598	9	0.48	6,968	2	0.12
Loans	1,606,225	24,107	6.09	1,863,850	26,804	5.83
Covered loans	219,956	4,341	8.00	--	--
Total interest earning assets	2,918,878	33,725	4.69	2,808,881	32,852	4.74
Non-earning assets	365,573			276,220
Total assets	$3,284,451			$3,085,101

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction
and savings accounts	$1,216,903	$1,042	0.35	$1,166,643	$1,518	0.53
Time deposits	940,430	3,134	1.35	900,740	3,919	1.76
Total interest bearing deposits	2,157,333	4,176	0.79	2,067,383	5,437	1.07
Federal funds purchased and
securities sold under agreement
to repurchase	114,491	116	0.41	114,376	149	0.53
Other borrowed funds
Short-term debt	865	12	5.63	3,751	15	1.62
Long-term debt	139,728	1,335	3.87	145,387	1,573	4.39
Total interest bearing liabilities	2,412,417	5,639	0.95	2,330,897	7,174	1.25
Non-interest bearing liabilities
Non-interest bearing deposits	436,272			357,483
Other liabilities	34,480			21,386
Total liabilities	2,883,169			2,709,766
Stockholders’ equity	401,282			375,335
Total liabilities and
stockholders’ equity	$3,284,451			$3,085,101
Net interest spread			3.74			3.49
Net interest margin		$28,086	3.90		$25,678	3.71

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2011, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Period Ended March 31
	2011 over 2010
(In thousands, on a fully		Yield/
taxable equivalent basis)	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances
due from banks	$95	$(51)	$44
Federal funds sold	(2)	(1)	(3)
Investment securities - taxable	(149)	(280)	(429)
Investment securities - non-taxable	7	(415)	(408)
Mortgage loans held for sale	19	(1)	18
Assets held in trading accounts	--	7	7
Loans	(3,828)	1,131	(2,697)
Covered loans	4,341	--	4,341

Total	483	390	873

Interest expense
Interest bearing transaction and
savings accounts	63	(539)	(476)
Time deposits	166	(951)	(785)
Federal funds purchased
and securities sold under
agreements to repurchase	--	(33)	(33)
Other borrowed funds
Short-term debt	(19)	16	(3)
Long-term debt	(60)	(178)	(238)

Total	150	(1,685)	(1,535)
Increase in net
interest income	$333	$2,075	$2,408

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

The provision for loan losses for the three month period ended March 31, 2011, was $2.7 million, compared to $3.2 million for the three month period ended March 31, 2010, a decrease of $556,000. The provision decrease was primarily due to the declining balances in our legacy loan portfolio.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $12.6 million for the three month period ended March 31, 2011, an increase of $432,000, or 3.5%, compared to $12.2 million for the same period in 2010.  Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three month period ended March 31, 2011 and 2010, respectively, as well as changes in 2011 from 2010.

Table 5:  Non-Interest Income

			2011
	Period Ended March 31		Change from
(In thousands)	2011	2010	2010

Trust income	$1,346	$1,250	$96	7.68%
Service charges on deposit accounts	3,857	4,301	(444)	-10.32
Other service charges and fees	806	779	27	3.47
Income on sale of mortgage loans,
net of commissions	626	603	23	3.81
Income on investment banking,
net of commissions	600	605	(5)	-0.83
Credit card fees	3,943	3,677	266	7.23
Bank owned life insurance income	403	290	113	38.97
Other income	1,051	695	356	51.22

Total non-interest income	$12,632	$12,200	$432	3.54%

Recurring fee income for the three month period ended March 31, 2011, was $10.0 million, a decrease of $55,000 from the three month period ended March 31, 2010.  Service charges on deposit accounts decreased by $444,000, primarily due to lower NSF income as a result of regulatory changes related to overdrafts and point-of-sale.  Credit card fees increased $266,000, due primarily to a higher volume of credit and debit card transactions.

We recorded no income from premiums on sale of student loans for the three months ended March 31, 2011 and 2010, as we had no student loan sales during either quarter.  U.S. Government legislation has eliminated the private sector from providing student loans after the 2009-2010 school year.  We anticipate no premiums on sale of student loans for the remainder of 2011 and beyond.  See Loan Portfolio section for additional information.

Other non-interest income for the three months ended March 31, 2011, increased by $356,000 over the same period last year, primarily due to the accretion on assets acquired through FDIC-assisted transactions in 2010.

There were no gains or losses on sale of securities during the three months ended March 31, 2011 or 2010.

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

Non-interest expense for the three month period ended March 31, 2011, was $30.0 million, an increase of $3.2 million, or 11.9%, from the same period in 2010.

Salaries and employee benefits increased by $2.0 million, or 12.9%, and occupancy expense increased by $307,000, or 16.3%, for the three months ended March 31, 2011 over 2010.  These increases were primarily related to the FDIC-assisted acquisitions in Kansas and Missouri. Also included in the first quarter expense for 2011 were $190,000 in merger related costs for the acquisitions.

Credit card expense for the three months ended March 31, 2011, increased $303,000 from the same period in 2010.  This increase was primarily due to increased card usage, interchange fees and other related expense resulting from initiatives we have taken to grow our credit card portfolio.

Table 6 below shows non-interest expense for the three month period ended March 31, 2011 and 2010, respectively, as well as changes in 2011 from 2010.

Table 6:  Non-Interest Expense

			2011
	Period Ended March 31		Change from
(In thousands)	2011	2010	2010

Salaries and employee benefits	$17,116	$15,166	$1,950	12.86%
Occupancy expense, net	2,189	1,882	307	16.31
Furniture and equipment expense	1,589	1,495	94	6.29
Other real estate and foreclosure
expense	94	58	36	62.07
Deposit insurance	1,039	955	84	8.80
Merger related costs	190	--	190	100.00
Other operating expenses:
Professional services	1,127	1,126	1	0.09
Postage	623	654	(31)	-4.74
Telephone	636	627	9	1.44
Credit card expenses	1,587	1,284	303	23.60
Operating supplies	405	321	84	26.17
Amortization of core deposits	224	201	23	11.44
Other expense	3,156	3,027	129	4.26

Total non-interest expense	$29,975	$26,796	$3,179	11.86%

LOAN PORTFOLIO

Our loan portfolio, including loans covered by FDIC loss share agreements, averaged $1.853 billion and $1.864 billion during the first three months of 2011 and 2010, respectively.  As of March 31, 2011, total loans, excluding loans covered by FDIC loss share agreements, were $1.619 billion, a decrease of $64.1 million from December 31, 2010.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Table 7:  Loan Portfolio

	March 31,	December 31,
(In thousands)	2011	2010

Consumer
Credit cards	$176,544	$190,329
Student loans	57,181	61,305
Other consumer	110,954	118,581
Total consumer	344,679	370,215
Real Estate
Construction	142,261	153,772
Single family residential	358,152	364,442
Other commercial	546,659	548,360
Total real estate	1,047,072	1,066,574
Commercial
Commercial	144,298	150,501
Agricultural	72,205	86,171
Total commercial	216,503	236,672
Other	11,120	10,003

Total loans before allowance for loan losses	$1,619,374	$1,683,464

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $344.7 million at March 31, 2011, or 21.3% of total loans, compared to $370.2 million, or 22.0% of total loans at December 31, 2010.  The consumer loan decrease from December 31, 2010, to March 31, 2011, is primarily due to the seasonal decline in our credit card portfolio and  declines in both our direct and indirect lending areas.

Simmons First has been in the student loan business since 1966, and we believe that the banking industry has been very efficient in serving the students and the schools in Arkansas.  However, U.S. Government legislation has eliminated the private sector from providing student loans after the 2009 - 2010 school year.  Therefore, as of June 30, 2010, the Company and the banking industry are no longer providers of student loans.

As for our current student loan portfolio, we have sold the loans we originated during the 2009-2010 school year under the program established in 2008 in which the government purchased the loans at par plus a premium.  Sales of these loans during the third quarter of 2010 have left $57.2 million of student loans in our portfolio that will not qualify for the government purchase program, down $4.1 million, or 6.7%, from December 31, 2010.  We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.047 billion at March 31, 2011, or 64.7% of total loans, compared to the $1.067 billion, or 63.4% of total loans at December 31, 2010.  Our construction and development (“C&D”) loans decreased by $11.5 million, or 7.5%, with loans either migrating to our commercial real estate (“CRE”) portfolio or being liquidated or refinanced elsewhere.  Considering the challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix.  Our C&D loans represent only 8.8% of our loan portfolio and, CRE loans (excluding C&D) represent 33.8% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $216.5 million at March 31, 2011, or 13.4% of total loans, compared to $236.7 million, or 14.1% of total loans at December 31, 2010.  The commercial loan decrease is primarily due to seasonality in the agricultural loan portfolio and to weak loan demand throughout Arkansas, Kansas and southern Missouri.

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

A summary of the covered assets at the indicated dates are reflected in Table 8:

Table 8:  Covered Assets

	March 31,	December 31,
(In thousands)	2011	2010

Loans, net of discount	$208,774	$231,600
Other real estate owned, net of discount	12,933	8,717
FDIC indemnification asset	58,520	60,235
Total covered assets	$280,227	$300,552

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $2.6 million of government guaranteed student loans were over 90 days past due during the quarter ending March 31, 2011.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding other real estate covered by FDIC loss share agreements, increased by $6.1 million from December 31, 2010, to March 31, 2011.  The majority of the increase was related to moving two classified credits, previously reported as performing troubled debt restructurings (“TDRs”), to nonaccrual status.  As a result of these credit reclassifications, non-performing assets, including TDRs, as a percent of total assets were 1.65% at March 31, 2011, compared to 1.71% at December 31, 2010.

Given current economic conditions, borrowers of all types are experiencing declines in income and cash flow.  As a result, many borrowers are seeking to reduce contractual cash outlays, the most prominent being debt payments.  In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

When we restructure a loan to a borrower that is experiencing financial difficulty and grant a concession that we would not otherwise consider, a “troubled debt restructuring” results and the Company classifies the loan as a TDR.  The Company grants various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Under ASC Topic 310-10-35 – Subsequent Measurement, a TDR is considered to be impaired, and an impairment analysis must be performed.  We assess the exposure for each modification, either by collateral discounting or by calculation of the present value of future cash flows, and determine if a specific allocation to the allowance for loan losses is needed.

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR one year after the year in which the restructuring takes place.  The Company had TDRs totaling $18.7 million and $21.6 million at March 31, 2011, and December 31, 2010, respectively.  The majority of performing and non-performing TDRs are in our CRE portfolio.

The Company returns TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy has shown signs of improvement, it remains somewhat unsettled.  Also, despite the challenges in housing and commercial real estate markets, overall, we continue to maintain relatively good asset quality compared to the rest of the industry.  The allowance for loan losses as a percent of total loans was 1.72% as of March 31, 2011.  Non-performing loans equaled 1.19. % of total loans.  Non-performing assets were 1.32% of total assets, up 20 basis points from year end.  The allowance for loan losses was 144% of non-performing loans. Our annualized net charge-offs to total loans for the first quarter of 2011 was only 0.29%.  Excluding credit cards, the annualized net charge-offs to total loans for the first quarter was 0.07%.  Annualized net credit card charge-offs to total credit card loans for the first quarter were 2.06%, compared to 2.37% during the full year 2010, yet more than 500 basis points below the most recently published industry average for credit card charge-offs.

The Company does not own any securities backed by subprime mortgage assets, and offers no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual and other real estate owned (excluding covered loans and covered other real estate owned).

Table 9:  Non-performing Assets

	March 31,	December 31,
($ in thousands)	2011	2010

Nonaccrual loans (1)	$15,591	$11,186
Loans past due 90 days or more
(principal or interest payments):
Government guaranteed student loans (2)	2,627	1,736
Other loans	1,117	969
Total loans past due 90 days or more	3,744	2,705
Total non-performing loans	19,335	13,891

Other non-performing assets:
Foreclosed assets held for sale	23,686	23,204
Other non-performing assets	246	109
Total other non-performing assets	23,932	23,313

Total non-performing assets	$43,267	$37,204

Performing TDRs	$10,653	19,426

Allowance for loan losses to
non-performing loans (3)	144.32%	190.17%
Non-performing loans to total loans (3)	1.19%	0.83%
Non-performing loans to total loans
(excluding government guaranteed student loans) (2) (3)	1.03%	0.72%
Non-performing assets to total assets
(including TDRs) (3)	1.65%	1.71%
Non-performing assets to total assets (3)	1.32%	1.12%
Non-performing assets to total assets
(excluding government guaranteed student loans) (2) (3)	1.24%	1.07%

(1)	Includes nonaccrual TDRs of approximately $8.0 million at March 31, 2011, and $2.1 million at December 31, 2010.
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

There was no interest income on the nonaccrual loans recorded for the three month periods ended March 31, 2011 and 2010.

At March 31, 2011, impaired loans, net of government guarantees, were $48.8 million compared to $50.6 million at December 31, 2010.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2011	2010

Balance, beginning of year	$26,416	$25,016

Loans charged off
Credit card	1,156	1,435
Other consumer	289	500
Real estate	343	2,401
Commercial	95	227
Total loans charged off	1,883	4,563

Recoveries of loans previously charged off
Credit card	237	229
Other consumer	154	293
Real estate	247	701
Commercial	59	140
Total recoveries	697	1,363
Net loans charged off	1,186	3,200
Provision for loan losses	2,675	3,231

Balance, March 31	$27,905	25,047

Loans charged off
Credit card		3,886
Other consumer		1,971
Real estate		7,163
Commercial		1,019
Total loans charged off		14,039

Recoveries of loans previously charged off
Credit card		806
Other consumer		591
Real estate		2,956
Commercial		157
Total recoveries		4,510
Net loans charged off		9,529
Provision for loan losses		10,898

Balance, end of year		$26,416

Provision for Loan Losses

The amount of provision to the allowance during the three month periods ended March 31, 2011 and 2010, and for the year ended December 31, 2010, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance.

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

As of March 31, 2011, the allowance for loan losses reflects an increase of approximately $1.5 million from December 31, 2010, while total loans decreased by $64.1 million over the same three month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas, Kansas and southern Missouri.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  We are also cautious regarding the continued softening of the real estate market.  The housing industry remains one of the weakest links for economic recovery.  Although Arkansas’s unemployment rate is lagging behind the national average, it has continued to rise.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is adequate for the period ended March 31, 2011.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 10.

Table 10:  Allocation of Allowance for Loan Losses

	March 31, 2011		December 31, 2010
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$5,552	10.9%	$5,549	11.3%
Other consumer	1,687	10.4%	1,703	10.7%
Real estate	9,851	64.7%	9,692	63.4%
Commercial	2,438	13.4%	2,277	14.1%
Other	178	0.6%	255	0.5%
Unallocated	8,199		6,940

Total	$27,905	100.00%	$26,416	100.0%

(1) Percentage of loans in each category to total loans

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 85 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of March 31, 2011, core deposits comprised 84.3% of our total deposits.

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

Our total deposits as of March 31, 2011, were $2.601 billion, a decrease of $7.4 million from December 31, 2010.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Non-interest bearing transaction accounts increased $30.9 million to $459.6 million at March 31, 2011, compared to $428.8 million at December 31, 2010.  Interest bearing transaction and savings accounts were $1.218 billion at March 31, 2011, a $2.4 million decrease compared to $1.220 billion on December 31, 2010.  Total time deposits decreased approximately $35.8 million to $924.1 million at March 31, 2011, from $959.9 million at December 31, 2010.  We had $21.4 million and $21.5 of brokered deposits at March 31, 2011, and December 31, 2010, respectively.

LONG-TERM DEBT

Our long-term debt was $127.3 million and $164.3 million at March 31, 2011, and December 31, 2010, respectively.   The outstanding balance for March 31, 2011, includes $96.4 million in FHLB long-term advances and $30.9 million of trust preferred securities.  During the three months ended March 31, 2011, we decreased long-term debt by $37.0 million, or 22.5%, from December 31, 2010, through scheduled payoffs of FHLB advances.

CAPITAL

Overview

At March 31, 2011, total capital reached $399.5 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At March 31, 2011, our equity to asset ratio was 12.2% compared to 12.0% at year-end 2010.

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

Stock Repurchase

On November 28, 2007, we announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares we intend to repurchase.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  We intend to use the repurchased shares for stock based compensation programs, for payment of future stock dividends and for general corporate purposes.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  As part of our strategic focus on building capital, we suspended our stock repurchase program in July 2008.  We made no purchases of our common stock during the three months ended March 31, 2011, or year ended December 31, 2010.  Because of the 2009 stock offering and based on our strategy to retain capital, we do not anticipate resuming our stock repurchase during 2011.

Cash Dividends

We declared cash dividends on our common stock of $0.19 per share for the first three months of 2011 compared to $0.19 per share for the first three months of 2010.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2011, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at March 31, 2011, and December 31, 2010, are presented in table 12 below:

Table 12:  Risk-Based Capital

	March 31,	December 31,
($ in thousands)	2011	2010

Tier 1 capital
Stockholders’ equity	$399,547	$397,371
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums	(49,447)	(49,953)
Unrealized gain (loss) on available-for-sale
securities, net of income taxes	(417)	(512)

Total Tier 1 capital	379,683	376,906

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	14	7
Qualifying allowance for loan losses	22,700	23,553

Total Tier 2 capital	22,714	23,560

Total risk-based capital	$402,397	$400,466

Risk weighted assets	$1,809,241	$1,879,832

Assets for leverage ratio	$3,234,262	$3,327,825

Ratios at end of period
Tier 1 leverage ratio	11.74%	11.33%
Tier 1 risk-based capital ratio	20.99%	20.05%
Total risk-based capital ratio	22.24%	21.30%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {merger related costs }) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended
	March 31,
($ in thousands)	2011	2010

Net Income	$5,066	$4,956
Nonrecurring items
Merger related costs	190	--
Tax effect (1)	(75)	--

Net nonrecurring items	115	--

Core earnings (non-GAAP)	$5,181	$4,956

Diluted earnings per share	$0.29	$0.29
Nonrecurring items
Merger related costs	0.01	--
Tax effect (1)	--	--

Net nonrecurring items	0.01	--

Diluted core earnings per share (non-GAAP)	$0.30	$0.29

(1) Effective tax rate of 39.225%.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At March 31, 2011, undivided profits of the Company's subsidiary banks were approximately $216.5 million, of which approximately $13.4 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At March 31, 2011, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At March 31, 2011, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 19.4% of total assets, as compared to 18.6% at December 31, 2010.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $544 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 19.3% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

The table below presents our interest rate sensitivity position at March 31, 2011.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 14:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$473,247	$--	$--	$--	$--	$--	$--	$473,247
Assets held in trading
accounts	4,410	--	1,070	--	1,988	--	--	7,468
Investment securities	61,171	103,963	57,853	105,842	125,917	101,943	64,903	621,592
Mortgage loans held for sale	6,618	--	--	--	--	--	--	6,618
Loans	641,575	106,238	159,224	230,245	240,430	203,963	37,699	1,619,374
Covered loans	94,573	25,660	16,741	20,028	13,177	38,503	92	208,774

Total earning assets	1,281,594	235,861	234,888	356,115	381,512	344,409	102,694	2,937,073

Interest bearing liabilities
Interest bearing transaction
and savings deposits	706,633	--	--	--	102,217	306,651	102,217	1,217,718
Time deposits	93,247	148,104	213,558	306,450	116,701	45,937	73	924,070
Short-term debt	107,817	--	--	--	--	--	--	107,817
Long-term debt	491	23,274	1,442	4,417	15,825	28,755	53,140	127,344
Total interest bearing
liabilities	908,188	171,378	215,000	310,867	234,743	381,343	155,430	2,376,949

Interest rate sensitivity Gap	$373,406	$64,483	$19,888	$45,248	$146,769	$(36,934)	$(52,736)	$560,124
Cumulative interest rate
sensitivity Gap	$373,406	$437,889	$457,777	$503,025	$649,794	$612,860	$560,124
Cumulative rate sensitive asset
to rate sensitive liabilities	141.1%	140.6%	135.4%	131.3%	135.3%	127.6%	123.6%
Cumulative Gap as a % of
earning assets	12.7%	14.9%	15.6%	17.1%	22.1%	20.9%	19.1%

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

Part II:    Other Information

Item 1A.  Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2010.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended March 31, 2011.

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 10, 2011	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date:	May 10, 2011	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer