Form 10-Q
period 2011-06-30
SIMMONS FIRST NATIONAL CORP
filed 2011-08-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2011		Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION (Exact name of registrant as specified in its charter)

Arkansas		71-0407808
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

501 Main Street, Pine Bluff, Arkansas		71601
(Address of principal executive offices)		(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 22, 2011, was 17,348,775

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2011

Part I:               Financial Information
Item 1.               Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June 30,	December 31,
(In thousands, except share data)	2011	2010
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$43,604	$33,717
Interest bearing balances due from banks	498,323	418,343
Cash and cash equivalents	541,927	452,060
Investment securities	585,218	613,662
Mortgage loans held for sale	9,983	17,237
Assets held in trading accounts	7,356	7,577
Loans	1,633,660	1,683,464
Allowance for loan losses	(27,796)	(26,416)
Net loans	1,605,864	1,657,048
Covered assets:
Loans, net of discount	192,899	231,600
Other real estate owned, net of discount	13,033	8,717
FDIC loss share receivable	54,437	60,235
Premises and equipment	82,145	77,199
Foreclosed assets held for sale, net	22,441	23,204
Interest receivable	15,203	17,363
Bank owned life insurance	49,914	49,072
Goodwill	60,605	60,605
Core deposit premiums	2,015	2,463
Other assets	20,169	38,390
Total assets	$3,263,209	$3,316,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$476,274	$428,750
Interest bearing transaction accounts and savings deposits	1,228,910	1,220,133
Time deposits	901,996	959,886
Total deposits	2,607,180	2,608,769
Federal funds purchased and securities sold under agreements to repurchase	93,560	109,139
Short-term debt	628	1,033
Long-term debt	123,673	164,324
Accrued interest and other liabilities	34,308	35,796
Total liabilities	2,859,349	2,919,061

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at June 30, 2011 and December 31, 2010	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 17,348,775 and 17,271,594 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	173	173
Surplus	115,126	114,040
Undivided profits	287,870	282,646
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes of $446 at June 30, 2011 and $331 at December 31, 2010	691	512
Total stockholders’ equity	403,860	397,371
Total liabilities and stockholders’ equity	$3,263,209	$3,316,432

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$23,883	$26,691	$47,977	$53,479
Covered loans	4,347	213	8,688	213
Federal funds sold	1	2	2	7
Investment securities	3,771	4,465	7,476	8,997
Mortgage loans held for sale	87	149	175	218
Assets held in trading accounts	9	11	18	13
Interest bearing balances due from banks	298	173	533	364
TOTAL INTEREST INCOME	32,396	31,704	64,869	63,291

INTEREST EXPENSE
Deposits	3,799	4,839	7,975	10,276
Federal funds purchased and securities sold under agreements to repurchase	103	123	219	273
Short-term debt	12	15	24	30
Long-term debt	1,232	1,522	2,567	3,095
TOTAL INTEREST EXPENSE	5,146	6,499	10,785	13,674

NET INTEREST INCOME	27,250	25,205	54,084	49,617
Provision for loan losses	3,328	3,758	6,003	6,990

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	23,922	21,447	48,081	42,627

NON-INTEREST INCOME
Trust income	1,243	1,170	2,589	2,420
Service charges on deposit accounts	4,212	4,739	8,069	9,040
Other service charges and fees	780	671	1,586	1,451
Income on sale of mortgage loans, net of commissions	849	932	1,475	1,535
Income on investment banking, net of commissions	381	776	981	1,381
Credit card fees	4,264	4,043	8,207	7,720
Premiums on sale of student loans	--	545	--	545
Bank owned life insurance income	414	566	817	857
Gain on FDIC-assisted transaction	--	3,037	--	3,037
Other income	2,221	769	3,272	1,463
TOTAL NON-INTEREST INCOME	14,364	17,248	26,996	29,449

NON-INTEREST EXPENSE
Salaries and employee benefits	16,436	15,064	33,552	30,230
Occupancy expense, net	2,100	1,844	4,289	3,726
Furniture and equipment expense	1,560	1,526	3,149	3,021
Other real estate and foreclosure expense	223	314	317	372
Deposit insurance	842	1,059	1,881	2,014
Merger related costs	167	443	357	443
Other operating expenses	7,364	7,026	15,122	14,265
TOTAL NON-INTEREST EXPENSE	28,692	27,276	58,667	54,071

INCOME BEFORE INCOME TAXES	9,594	11,419	16,410	18,005
Provision for income taxes	2,848	3,438	4,598	5,068

NET INCOME	$6,746	$7,981	$11,812	$12,937
BASIC EARNINGS PER SHARE	$0.39	$0.46	$0.68	$0.75
DILUTED EARNINGS PER SHARE	$0.39	$0.46	$0.68	$0.75

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010

	June 30,	June 30,
(In thousands)	2011	2010
	(Unaudited)
OPERATING ACTIVITIES
Net income	$11,812	$12,937
Items not requiring (providing) cash
Depreciation and amortization	3,052	2,854
Provision for loan losses	6,003	6,990
Net amortization of investment securities	12	16
Stock-based compensation expense	613	502
Net accretion and gain/loss on FDIC covered assets	(2,317)	1,169
Gain on FDIC-assisted transaction	--	(3,037)
Deferred income taxes	(2,495)	2,030
Bank owned life insurance income	(817)	(857)
Changes in
Interest receivable	2,160	1,617
Mortgage loans held for sale	7,254	(9,901)
Assets held in trading accounts	221	(941)
Other assets	3,318	333
Accrued interest and other liabilities	(1,208)	1,805
Income taxes payable	2,215	(142)
Net cash provided by operating activities	29,823	15,375

INVESTING ACTIVITIES
Net collections of covered loans	31,873	831
Net collections of loans	30,637	25,433
Purchases of premises and equipment, net	(7,550)	(679)
Proceeds from sale of covered other real estate owned	4,281	1,037
Proceeds from sale of foreclosed assets held for sale	15,307	10,491
Proceeds from sale of available-for-sale securities	2,933	--
Proceeds from maturities of available-for-sale securities	126,831	149,248
Purchases of available-for-sale securities	(159,974)	(165,235)
Proceeds from maturities of held-to-maturity securities	128,571	178,570
Purchases of held-to-maturity securities	(69,750)	(150,545)
Purchases of bank owned life insurance	(25)	(6,482)
Cash received on FDIC loss share	21,249	--
Net cash proceeds received in FDIC-assisted transaction	--	18,067
Net cash provided by investing activities	124,383	60,736

FINANCING ACTIVITIES
Net change in deposits	(1,589)	(135,918)
Net change in short-term debt	(405)	(438)
Dividends paid	(6,588)	(6,536)
Proceeds from issuance of long-term debt	3,161	3,200
Repayment of long-term debt	(43,812)	(24,130)
Net change in federal funds purchased and securities sold under agreements to repurchase	(15,579)	(21,454)
Net shares issued under stock compensation plans	473	656
Net cash used in financing activities	(64,339)	(184,620)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,867	(108,509)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	452,060	353,585

CASH AND CASH EQUIVALENTS, END OF PERIOD	$541,927	$245,076

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2011 and 2010

			Accumulated Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income	Profits	Total

Balance, December 31, 2009	$171	$111,694	$762	$258,620	$371,247
Comprehensive income
Net income	--	--	--	12,937	12,937
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $218	--	--	338	--	338
Comprehensive income					13,275
Stock issued as bonus shares – 80,245 shares	1	203	--	--	204
Non-vested bonus shares	--	415	--	--	415
Stock issued for employee stock purchase plan – 4,947 shares	--	131	--	--	131
Exercise of stock options – 38,018 shares	--	518	--	--	518
Stock granted under stock-based compensation plans	--	87	--	--	87
Securities exchanged under stock option plan	--	(197)	--	--	(197)
Cash dividends – $0.38 per share	--	--	--	(6,536)	(6,536)

Balance, June 30, 2010 (Unaudited)	172	112,851	1,100	265,021	379,144
Comprehensive income
Net income	--	--	--	24,180	24,180
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($379)	--	--	(588)	--	(588)
Comprehensive income					23,592
Non-vested bonus shares	--	386	--	--	386
Exercise of stock options – 70,586 shares	1	942	--	--	943
Stock granted under stock-based compensation plans	--	86	--	--	86
Securities exchanged under stock option plan	--	(225)	--	--	(225)
Cash dividends – $0.38 per share	--	--	--	(6,555)	(6,555)

Balance, December 31, 2010	173	114,040	512	282,646	397,371
Comprehensive income
Net income	--	--	--	11,812	11,812
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $116	--	--	179	--	179
Comprehensive income					11,991
Stock issued as bonus shares – 47,995 shares		97	--	--	97
Non-vested bonus shares	--	535	--	--	535
Stock issued for employee stock purchase plan – 4,805 shares	--	127	--	--	127
Exercise of stock options – 28,566 shares	--	358	--	--	358
Stock granted under stock-based compensation plans	--	78	--	--	78
Securities exchanged under stock option plan – (4,185 shares)	--	(109)	--	--	(109)
Cash dividends – $0.38 per share	--	--	--	(6,588)	(6,588)
Balance, June 30, 2011 (Unaudited)	$173	$115,126	$691	$287,870	$403,860

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

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators.  The Company adopted the disclosure provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011.  The adoption of these provisions did not have a significant impact on the Company’s financial position or results of operations.  The effective date disclosures related to loans modified in a troubled debt restructuring (“TDR”) was temporarily deferred to coincide with the effective date of the then proposed ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which is further discussed below

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  The Company is currently in the process of determining the impact of this pronouncement on the Company’s ongoing financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.  ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion.  ASU 2011-03 will be effective for the Company on January 1, 2012, and is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to converge the fair value of measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 is effective for the Company for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  ASU 2011-05 is effective for the Company for annual periods beginning after December 15, 2011, and is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

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

Following is the computation of per share earnings for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010

Net income	$6,746	$7,981	$11,812	$12,937

Average common shares outstanding	17,342	17,200	17,320	17,170
Average potential dilutive common shares	15	68	15	68
Average diluted common shares	17,357	17,268	17,335	17,238

Basic earnings per share	$0.39	$0.46	$0.68	$0.75
Diluted earnings per share	$0.39	$0.46	$0.68	$0.75

Stock options to purchase 95,770 and 100,290 shares for the three and six months ended June 30, 2011 and 2010, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

The value of the true-up provision liability is calculated as the present value of the estimated payment to the FDIC in the tenth year using the formula provided in the agreements. The result of the calculation is based on the net present value of expected future cash payments to be made by SFNB to the FDIC at the conclusion of the loss share agreements.  The discount rate used was based on current market rates. The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets.  The value of the true-up provision was $3.3 million and $3.2 million at June 30, 2011 and December 31, 2010, respectively, and was included in accrued interest and other liabilities on the balance sheet.

In connection with the SWBC and SSB acquisitions, SFNB and the FDIC will share in the losses on assets covered under the loss share agreements.  The FDIC will reimburse SFNB for 80% of all losses on covered assets.  The loss sharing agreements entered into by SFNB and the FDIC in conjunction with the purchase and assumption agreements require that SFNB follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses.  Additionally, to the extent that actual losses incurred by SFNB under the loss share agreements are less than expected, SFNB may be required to reimburse the FDIC under the clawback provisions of the loss share agreements.  At June 30, 2011 and December 31, 2010, the covered loans and covered other real estate owned and the related FDIC indemnification asset (collectively, the “covered assets”) and the FDIC true-up provision were reported at the net present value of expected future amounts to be paid or received.

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

NOTE 3:                      INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30,				December 31,
	2011				2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$4,000	$28	$--	$4,028	$4,000	$28	$--	$4,028
U.S. Government agencies	190,294	946	(14)	191,226	249,844	1,764	(507)	251,101
Mortgage-backed securities	70	3	--	73	78	4	--	82
State and political subdivisions	211,071	4,440	(238)	215,273	210,331	2,280	(1,845)	210,766
Other securities	930	1	--	931	930	--	--	930

	$406,365	$5,418	$(252)	$411,531	$465,183	$4,076	$(2,352)	$466,907

Available-for-Sale
U.S. Government agencies	$157,360	$529	$(53)	$157,836	$125,175	$577	$(283)	$125,469
Mortgage-backed securities	2,398	267	(1)	2,664	2,647	143	(1)	2,789
Other securities	17,958	399	(4)	18,353	19,814	411	(4)	20,221
	$177,716	$1,195	$(58)	$178,853	$147,636	$1,131	$(288)	$148,479

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

As of June 30, 2011, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Government agencies	$24,987	$(14)	$--	$--	$24,987	$(14)
State and political subdivisions	6,105	(74)	1,864	(164)	7,969	(238)

Total	$31,092	$(88)	$1,864	$(164)	$32,956	$(252)

Available-for-Sale

U.S. Government agencies	$27,440	$(53)	$--	$--	$27,440	$(53)
Mortgage-backed securities	--	--	43	(1)	43	(1)
Other securities	1	(4)	--	--	1	(4)

Total	$27,441	$(57)	$43	$(1)	$27,484	$(58)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of June 30, 2011, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2011, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $436,932,000 at June 30, 2011, and $435,635,000 at December 31, 2010.

The book value of securities sold under agreements to repurchase amounted to $72,280,000 and $75,774,000 for June 30, 2011, and December 31, 2010, respectively.

Income earned on securities for the six months ended June 30, 2011 and 2010, is as follows:

(In thousands)	2011	2010

Taxable
Held-to-maturity	$2,300	$2,412
Available-for-sale	1,205	2,426

Non-taxable
Held-to-maturity	3,971	4,159

Total	$7,476	$8,997

Maturities of investment securities at June 30, 2011, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

One year or less	$30,683	$30,796	$300	$300
After one through five years	224,658	226,369	112,836	112,912
After five through ten years	68,392	69,819	46,617	47,282
After ten years	82,632	84,547	5	6
Other securities	--	--	17,958	18,353

Total	$406,365	$411,531	$177,716	$178,853

There were no realized gains or losses on investment securities for the three and six month periods ended June 30, 2011or 2010.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:                      LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2011, the Company’s loan portfolio, excluding loans covered by FDIC loss share agreements, was $1.63 billion, compared to $1.68 billion at December 31, 2010.  The various categories of loans, excluding loans covered by FDIC loss share agreements, are summarized as follows:

	June 30,	December 31,
(In thousands)	2011	2010

Consumer
Credit cards	$181,216	$190,329
Student loans	53,574	61,305
Other consumer	107,411	118,581
Total consumer	342,201	370,215
Real Estate
Construction	139,217	153,772
Single family residential	355,566	364,442
Other commercial	540,011	548,360
Total real estate	1,034,794	1,066,574
Commercial
Commercial	142,897	150,501
Agricultural	104,526	86,171
Total commercial	247,423	236,672
Other	9,242	10,003

Total loans before allowance for loan losses	$1,633,660	$1,683,464

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

Nonaccrual loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, are as follows:

	June 30,	December 31,
(In thousands)	2011	2010

Consumer:
Credit cards	$176	$295
Student loans	--	--
Other consumer	810	963
Total consumer	986	1,258
Real estate:
Construction	538	804
Single family residential	4,429	3,470
Other commercial	7,270	4,340
Total real estate	12,237	8,614
Commercial:
Commercial	1,120	972
Agricultural	463	342
Total commercial	1,583	1,314
Other	--	--

Total	$14,806	$11,186

An age analysis of past due loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, is as follows:

	Gross	90 Days				90 Days
	30-89 Days	or More	Total		Total	Past Due &
(In thousands)	Past Due	Past Due	Past Due	Current	Loans	Accruing

June 30, 2011
Consumer:
Credit cards	$946	$426	$1,372	$179,844	$181,216	$251
Student loans	1,504	3,113	4,617	48,957	53,574	3,113
Other consumer	1,476	505	1,981	105,430	107,411	173
Total consumer	3,926	4,044	7,970	334,231	342,201	3,537
Real estate:
Construction	435	225	660	138,557	139,217	--
Single family residential	3,315	1,888	5,203	350,363	355,566	227
Other commercial	1,845	6,167	8,012	531,999	540,011	--
Total real estate	5,595	8,280	13,875	1,020,919	1,034,794	227
Commercial:
Commercial	526	690	1,216	141,681	142,897	70
Agricultural	263	214	477	104,049	104,526	--
Total commercial	789	904	1,693	245,730	247,423	70
Other	--	--	--	9,242	9,242	--

Total	$10,310	$13,228	$23,538	$1,610,122	$1,633,660	$3,834

December 31, 2010
Consumer:
Credit cards	$971	$911	$1,882	$188,447	$190,329	$615
Student loans	1,505	1,736	3,241	58,064	61,305	1,736
Other consumer	2,016	448	2,464	116,117	118,581	155
Total consumer	4,492	3,095	7,587	362,628	370,215	2,506
Real estate:
Construction	691	498	1,189	152,583	153,772	--
Single family residential	1,877	2,155	4,032	360,410	364,442	122
Other commercial	7,312	2,229	9,541	538,819	548,360	--
Total real estate	9,880	4,882	14,762	1,051,812	1,066,574	122
Commercial:
Commercial	1,002	500	1,502	148,999	150,501	77
Agricultural	25	185	210	85,961	86,171	--
Total commercial	1,027	685	1,712	234,960	236,672	77
Other	--	--	--	10,003	10,003	--

Total	$15,399	$8,662	$24,061	$1,659,403	$1,683,464	$2,705

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

Impaired loans, net of government guarantees and excluding loans covered by FDIC loss share agreements, segregated by class of loans, are as follows:

	Unpaid	Recorded	Recorded			Average		Average
	Contractual	Investment	Investment	Total		Investment in	Interest	Investment in	Interest
	Principal	With No	With	Recorded	Related	Impaired	Income	Impaired	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Loans	Recognized	Loans	Recognized
June 30, 2011						Three Months Ended		Six Months Ended
Consumer:
Credit cards	$426	$426	$--	$426	$64	$674	$12	$753	$25
Student loans	--	--	--	--	--	--	--	--	--
Other consumer	1,211	995	166	1,161	266	1,269	14	1,300	28
Total consumer	1,637	1,421	166	1,587	330	1,943	26	2,053	53
Real estate:
Construction	6,024	4,530	1,451	5,981	446	7,154	76	7,593	164
Single family residential	6,838	5,067	1,373	6,440	508	5,853	62	6,024	130
Other commercial	32,610	6,850	24,196	31,046	1,254	31,040	330	31,151	675
Total real estate	45,472	16,447	27,020	43,467	2,208	44,047	468	44,768	969
Commercial:
Commercial	1,708	906	570	1,476	535	1,502	16	1,454	31
Agricultural	573	482	85	567	133	441	5	551	12
Total commercial	2,281	1,388	655	2,043	668	1,943	21	2,005	43
Other	--	--	--	--	--	--	--	--	--

Total	$49,390	$19,256	$27,841	$47,097	$3,206	$47,933	$515	$48,826	$1,065

December 31, 2010
Consumer:
Credit cards	$911	$--	$911	$911	$159
Student loans	--	--	--	--	--
Other consumer	1,431	92	1,270	1,362	368
Total consumer	2,342	92	2,181	2,273	527
Real estate:
Construction	9,690	5,878	2,591	8,469	804
Single family residential	6,590	3,002	3,366	6,368	792
Other commercial	32,547	3,843	27,531	31,374	2,342
Total real estate	48,827	12,723	33,488	46,211	3,938
Commercial:
Commercial	1,567	704	655	1,359	626
Agricultural	703	318	454	772	144
Total commercial	2,270	1,022	1,109	2,131	770
Other	--	--	--	--	--

Total	$53,439	$13,837	$36,778	$50,615	$5,235

At June 30, 2011, and December 31, 2010, impaired loans, net of government guarantees, totaled $47.1 million and $50.6 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $3.2 million at June 30, 2011, and $5.2 million at December 31, 2010.  Approximately $515,000 and $1.065 million of interest income was recognized on average impaired loans of $47.9 million and $48.8 million, respectively, for the three and six months ended June 30, 2011.  Interest recognized on impaired loans on a cash basis during the three and six months ended June 30, 2011 and 2010 was immaterial.

Credit Quality Indicators – As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk rating of commercial and real estate loans, (ii) the level of classified commercial and real estate loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the States of Arkansas, Kansas and Missouri.

The Company utilizes a risk rating matrix to assign a risk rate to each of its commercial and real estate loans. Loans are rated on a scale of 1 to 8.  A description of the general characteristics of the 8 risk ratings is as follows:

•	Risk Rate 1 – Pass (Excellent) – This category includes loans which are virtually free to credit risk. Borrowers in this category represent the highest credit quality and greatest financial strength.

•
Risk Rate 2 – Pass (Good) - Loans under this category possess a nominal risk of default.  This category includes borrowers with strong financial strength and superior financial ratios and trends.  These loans are generally fully secured by cash or equivalents (other than those rated "excellent”).

•
Risk Rate 3 – Pass (Acceptable – Average) - Loans in this category are considered to possess a normal level of risk.  Borrowers in this category have satisfactory financial strength and adequate cash flow coverage to service debt requirements.  If secured, the perfected collateral should be of acceptable quality and within established borrowing parameters.

•
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

•
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

•
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

•
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

•
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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans were $71.6 million and $67.6 million as of June 30, 2011 and December 31, 2010, respectively.

The following table presents a summary of loans by credit risk rating as of June 30, 2011 and December 31, 2010, excluding loans covered by FDIC loss share agreements, segregated by class of loans.

	Risk Rate	Risk Rate	Risk Rate	Risk Rate	Risk Rate
(In thousands)	1-4	5	6	7	8	Total

June 30, 2011
Consumer:
Credit cards	$180,790	$--	$426	$--	$--	$181,216
Student loans	50,461	--	3,113	--	--	53,574
Other consumer	105,200	37	2,113	61	--	107,411
Total consumer	336,451	37	5,652	61	--	342,201
Real estate:
Construction	129,778	2,960	6,479	--	--	139,217
Single family residential	345,012	1,607	8,928	19	--	355,566
Other commercial	487,669	8,443	43,899	--	--	540,011
Total real estate	962,459	13,010	59,306	19	--	1,034,794
Commercial:
Commercial	136,468	845	5,502	82	--	142,897
Agricultural	103,156	343	1,027	--	--	104,526
Total commercial	239,624	1,188	6,529	82	--	247,423
Other	9,242	--	--	--	--	9,242

Total	$1,547,776	$14,235	$71,487	$162	$--	$1,633,660

	Risk Rate	Risk Rate	Risk Rate	Risk Rate	Risk Rate
(In thousands)	1-4	5	6	7	8	Total

December 31, 2010
Consumer:
Credit cards	$189,418	$--	$911	$--	$--	$190,329
Student loans	59,569	--	1,736	--	--	61,305
Other consumer	116,179	15	2,323	64	--	118,581
Total consumer	365,166	15	4,970	64	--	370,215
Real estate:
Construction	144,482	570	8,720	--	--	153,772
Single family residential	356,271	1,158	6,992	21	--	364,442
Other commercial	494,828	11,543	41,989	--	--	548,360
Total real estate	995,581	13,271	57,701	21	--	1,066,574
Commercial:
Commercial	146,155	526	3,806	14	--	150,501
Agricultural	85,105	--	1,066	--	--	86,171
Total commercial	231,260	526	4,872	14	--	236,672
Other	10,003	--	--	--	--	10,003

Total	$1,602,010	$13,812	$67,543	$99	$--	$1,683,464

Net (charge-offs)/recoveries for the three and six months ended June 30, 2011 and 2010, excluding loans covered by FDIC loss share agreements, segregated by class of loans, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Consumer:
Credit cards	$(908)	$(1,066)	$(1,827)	$(2,272)
Student loans	(14)	(25)	(22)	(31)
Other consumer	(476)	(513)	(603)	(715)
Total consumer	(1,398)	(1,604)	(2,452)	(3,018)
Real estate:
Construction	(772)	(751)	(772)	(818)
Single-family residential	(338)	(298)	(355)	(413)
Other commercial	(425)	(36)	(504)	(1,555)
Total real estate	(1,535)	(1,085)	(1,631)	(2,786)
Commercial:
Commercial	(503)	(231)	(571)	(378)
Agriculture	(1)	(3)	31	57
Total commercial	(504)	(234)	(540)	(321)
Other	--	--	--	--
Total	$(3,437)	$(2,923)	$(4,623)	$(6,125)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

				Other
		Real	Credit	Consumer
(In thousands)	Commercial	Estate	Card	and Other	Unallocated	Total

Three Months Ended June 30, 2011
Balance, beginning of period	$2,438	$9,851	$5,552	$1,865	$8,199	$27,905

Provision for loan losses	590	1,613	843	402	(120)	3,328

Charge-offs	(745)	(1,682)	(1,145)	(621)	--	(4,193)
Recoveries	241	147	237	131	--	756

Net charge-offs	(504)	(1,535)	(908)	(490)	--	(3,437)

Balance, June 30	$2,524	$9,929	$5,487	$1,777	$8,079	$27,796

Six Months Ended June 30, 2011
Balance, beginning of year	$2,277	$9,692	$5,549	$1,958	$6,940	$26,416

Provision for loan losses	787	1,868	1,765	444	1,139	6,003

Charge-offs	(840)	(2,025)	(2,301)	(910)	--	(6,076)
Recoveries	300	394	474	285	--	1,453

Net charge-offs	(540)	(1,631)	(1,827)	(625)	--	(4,623)

Balance, June 30	$2,524	$9,929	$5,487	$1,777	$8,079	$27,796

Period-end amount allocated to:
Loans individually evaluated for impairment	$668	$2,208	$64	$266	$--	$3,206
Loans collectively evaluated for impairment	1,856	7,721	5,423	1,511	8,079	24,590

Balance, June 30	$2,524	$9,929	$5,487	$1,777	$8,079	$27,796

Activity in the allowance for loan losses for the six months ended June 30, 2010 and the year ended December 31, 2010, was as follows:

(In thousands)	2010
Balance, beginning of year	$25,016
Provision for loan losses	6,990
Charge-offs	(9,296)
Recoveries	3,171
Net charge-offs	(6,125)
Balance, June 30	25,881
Provision for loan losses	7,139
Charge-offs	(9,306)
Recoveries	2,702
Net charge-offs	(6,604)
Balance, end of year	$26,416

The Company’s recorded investment in loans, excluding loans covered by FDIC loss share agreements, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology is as follows:

				Other
		Real	Credit	Consumer
(In thousands)	Commercial	Estate	Card	and Other	Total

June 30, 2011
Loans individually evaluated for impairment	$2,043	$43,467	$426	$1,161	$47,097
Loans collectively evaluated for impairment	245,380	991,327	180,790	169,066	1,586,563

Balance, end of period	$247,423	$1,034,794	$181,216	$170,227	$1,633,660

December 31, 2010
Loans individually evaluated for impairment	$2,131	$46,211	$911	$1,362	$50,615
Loans collectively evaluated for impairment	234,541	1,020,363	189,418	188,527	1,632,849

Balance, end of period	$236,672	$1,066,574	$190,329	$189,889	$1,683,464

NOTE 5:                      COVERED LOANS

The Company evaluated loans purchased in conjunction with the acquisition of SWCB and SSB described in Note 2, Acquisitions, for impairment in accordance with the provisions of ASC Topic 310-30.  Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The following table reflects the carrying value of all purchased covered impaired loans as of June 30, 2011 and December 31, 2010, for the SWCB and SSB FDIC-assisted transactions:

	Loans Covered
	by FDIC Loss Share
	June 30,	December 31,
(in thousands)	2011	2010

Consumer:
Other consumer	$19	$105
Total consumer	19	105
Real estate:
Construction	34,559	73,527
Single family residential	34,280	50,182
Other commercial	117,147	89,495
Total real estate	185,986	213,204
Commercial:
Commercial	6,894	17,975
Agricultural	--	316
Total commercial	6,894	18,291

Total covered loans (1)	$192,899	$231,600

(1) These loans were not classified as non-performing assets at June 30, 2011 or December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

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

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the three and six months ended June 30, 2011, for SWCB and SSB, combined.

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
		Carrying		Carrying
	Accretable	Amount of	Accretable	Amount of
(In thousands)	Yield	Loans	Yield	Loans

Beginning balance	$31,906	$208,774	$36,247	$231,600
Additions	--	--	--	--
Accretion	(4,347)	4,347	(8,688)	8,688
Payments received, net	--	(20,222)	--	(47,389)
Balance, ending	$27,559	$192,899	$27,559	$192,899

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  There were no allowances for loan losses related to the purchased impaired loans at June 30, 2011 or December 31, 2010.

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

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at June 30, 2011, and December 31, 2010, were as follows:

	June 30,	December 31,
(In thousands)	2011	2010

Gross carrying amount	$7,885	$7,885
Accumulated amortization	(5,870)	(5,422)

Net core deposit premiums	$2,015	$2,463

Core deposit premium amortization expense recorded for the six months ended June 30, 2011 and 2010, was $448,000 and $388,000, respectively.  The Company’s estimated amortization expense for the remainder of 2011 is $88,000, and for each of the following four years is:
2012 – $469,000; 2013 – $416,000; 2014 – $175,000; and 2015 – $151,000.

NOTE 7:                      TIME DEPOSITS

Time deposits include approximately $377,429,000 and $360,349,000 of certificates of deposit of $100,000 or more at June 30, 2011, and December 31, 2010, respectively.

NOTE 8:                      INCOME TAXES

The provision for income taxes is comprised of the following components:

	June 30,	June 30,
(In thousands)	2011	2010

Income taxes currently payable	$7,093	$3,038
Deferred income taxes	(2,495)	2,030

Provision for income taxes	$4,598	$5,068

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,	December 31,
(In thousands)	2011	2010

Deferred tax assets
Loans acquired	$8,268	$11,002
FDIC true-up liability	1,298	1,251
Allowance for loan losses	10,605	9,857
Valuation of foreclosed assets	1,963	2,393
Deferred compensation payable	1,586	1,532
FHLB advances	620	1,600
Vacation compensation	993	960
Loan interest	767	767
Other	490	442
Total deferred tax assets	26,590	29,804

Deferred tax liabilities
Accumulated depreciation	(431)	(597)
Deferred loan fee income and expenses, net	(1,577)	(1,413)
FHLB stock dividends	(419)	(414)
Goodwill and core deposit premium amortization	(8,992)	(3,688)
FDIC indemnification asset	(21,353)	(32,209)
Available-for-sale securities	(446)	(331)
Other	(1,433)	(1,592)
Total deferred tax liabilities	(34,651)	(40,244)

Net deferred tax liabilities included in other liabilities on balance sheets	$(8,061)	$(10,440)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	June 30,	June 30,
(In thousands)	2011	2010

Computed at the statutory rate (35%)	$5,744	$6,302
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	370	352
Tax exempt interest income	(1,404)	(1,473)
Tax exempt earnings on BOLI	(286)	(300)
Other differences, net	174	187
Actual tax provision	$4,598	$5,068

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

NOTE 9:                      SHORT-TERM AND LONG-TERM DEBT

Long-term debt at June 30, 2011, and December 31, 2010, consisted of the following components:

	June 30,	December 31,
(In thousands)	2011	2010

FHLB advances, due 2011 to 2033, 2.00% to 8.41% secured by residential real estate loans	$92,743	$133,394
Trust preferred securities, due 12/30/2033, fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
	$123,673	$164,324

At June 30, 2011, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $92.7 million at June 30, 2011, with approximately $350.5 million of additional advances available from the FHLB.

The FHLB advances are secured by mortgage loans and investment securities totaling approximately $515.2 million at June 30, 2011.

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

Aggregate annual maturities of long-term debt at June 30, 2011, are:

		Annual
(In thousands)	Year	Maturities

	2011	$3,303
	2012	7,217
	2013	22,001
	2014	5,672
	2015	9,365
	Thereafter	76,115

	Total	$123,673

NOTE 10:                      CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 11:                      CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of June 30, 2011, no preferred stock has been issued.

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

NOTE 12:                      UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At June 30, 2011, the bank subsidiaries had approximately $15.1 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of June 30, 2011, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 22.37% at June 30, 2011.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the six months ended June 30, 2011:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value

Balance, January 1, 2011	258,789	$25.11	110,536	$26.81
Granted	--	--	47,995	28.18
Stock Options Exercised	(28,566)	12.53	--	--
Stock Awards Vested	--	--	(28,695)	26.81
Forfeited/Expired	(400)	26.20	--	--

Balance, June 30, 2011	229,823	$26.67	129,836	$26.49
Exercisable, June 30, 2011	203,055	$26.27

The following table summarizes information about stock options under the plans outstanding at June 30, 2011:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			of Shares	Life (Years)	Price	of Shares	Price

$15.65	-	$15.65	1,753	0.6	$15.65	1,753	$15.65
23.78	-	24.50	80,600	3.4	24.06	80,600	24.06
26.19	-	27.67	52,200	4.8	26.20	52,200	26.20
28.42	-	28.42	48,700	5.9	28.42	40,560	28.42
30.31	-	30.31	46,570	6.9	30.31	27,942	30.31

Total stock-based compensation expense was $612,397 and $502,529 during the three and six months ended June 30, 2011 and 2010, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $170,382 at June 30, 2011.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 0.85 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $2,995,857 at June 30, 2011.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.68 years.

Outstanding stock options and exercisable stock options had no aggregate intrinsic values at June 30, 2011.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $25.66 as of June 30, 2011, and the exercise price multiplied by the number of options outstanding.  The total intrinsic values of stock options exercised during the six months ended June 30, 2011 and 2010, were $375,000 and $480,000, respectively.

NOTE 14:                     ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the six months ended:

	Six Months Ended
	June 30,
(In thousands)	2011	2010

Interest paid	$11,141	$14,156
Income taxes paid	4,878	3,180
Transfers of loans to foreclosed assets held for sale	14,543	21,403
Transfers of covered loans to covered other real estate owned	8,598	--

NOTE 15:                     OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Professional services	$1,049	$875	$2,207	$1,994
Postage	563	620	1,199	1,274
Telephone	632	495	1,267	1,123
Credit card expense	1,576	1,346	3,163	2,630
Operating supplies	416	334	832	654
Amortization of core deposit premiums	224	187	448	388
Other expense	2,904	3,169	6,006	6,202

Total other operating expenses	$7,364	$7,026	$15,122	$14,265

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

NOTE 17:                      COMMITMENTS AND CREDIT RISK

The Company grants agri-business, commercial and residential loans to customers throughout Arkansas, Kansas and southern Missouri along with credit card loans to customers throughout the United States.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At June 30, 2011, the Company had outstanding commitments to extend credit aggregating approximately $275,404,000 and $359,647,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2010, the Company had outstanding commitments to extend credit aggregating approximately $272,688,000 and $287,055,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,371,000 and $11,767,000 at June 30, 2011, and December 31, 2010, respectively, with terms ranging from 90 days to three years.  At June 30, 2011, and December 31, 2010, the Company’s deferred revenue under standby letter of credit agreements is approximately $72,000 and $31,000, respectively.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2011
ASSETS
Available-for-sale securities
U.S. Government agencies	$157,836	$--	$157,836	$--
Mortgage-backed securities	2,664	--	2,664	--
Other securities	18,353	1,503	16,850	--
Assets held in trading accounts	7,356	2,250	5,106	--

December 31, 2010
ASSETS
Available-for-sale securities
U.S. Government agencies	$125,469	$--	$125,469	$--
Mortgage-backed securities	2,789	--	2,789	--
Other securities	20,221	1,503	18,718	--
Assets held in trading accounts	7,577	2,700	4,877	--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of June 30, 2011 and December 31, 2010, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $22.4 million and $23.2 million, respectively.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At June 30, 2011, and December 31, 2010, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2011, and December 31, 2010.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2011
ASSETS
Impaired loans (1) (2)	$9,163	$--	$--	$9,163
(collateral dependent)
Foreclosed assets held for sale (1)	1,100	--	--	1,100

December 31, 2010
ASSETS
Impaired loans	45,380	--	--	45,380
(collateral dependent)

(1)    These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.
(2)     Specific allocations of $68,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the period.

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

Covered loans – Fair values of covered loans are based on a discounted cash flow methodology that considers factors including the type of loan and related collateral, variable or fixed rate, classification status, remaining term, interest rate, historical delinquencies, loan to value ratios, current market rates and remaining loan balance.  The loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.  The discount rates used for loans were based on current market rates for new originations of similar loans.  Estimated credit losses were also factored into the projected cash flows of the loans.

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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$541,927	$541,927	$452,060	$452,060
Held-to-maturity securities	406,365	411,531	465,183	466,907
Mortgage loans held for sale	9,983	9,983	17,237	17,237
Interest receivable	15,203	15,203	17,363	17,363
Loans, net	1,605,864	1,599,223	1,657,048	1,649,773
Covered loans	192,899	191,093	231,600	228,375
FDIC indemnification asset	54,437	54,437	60,235	60,235

Financial liabilities
Non-interest bearing transaction accounts	476,274	476,274	428,750	428,750
Interest bearing transaction accounts and savings deposits	1,228,910	1,228,910	1,220,133	1,220,133
Time deposits	901,996	904,473	959,886	962,535
Federal funds purchased and securities sold under agreements to repurchase	93,560	93,560	109,139	109,139
Short-term debt	628	628	1,033	1,033
Long-term debt	123,673	134,227	164,324	176,628
Interest payable	1,659	1,659	2,015	2,015

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2011, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2011 and 2010 and statements of stockholders’ equity and cash flows for the six month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
August 9, 2011

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended June 30, 2011, was $6.7 million and diluted earnings per share were $0.39, compared to $0.46 diluted earnings per share for the same period of 2010. Net income for the six month period ended June 30, 2011, was $11.8 million and diluted earnings per share were $0.68, compared to $0.75 diluted earnings per share for the same period of 2010.

Second quarter net income for both 2011 and 2010 included several nonrecurring items that impacted net income.  During the second quarter of 2011 and 2010, we recorded after-tax nonrecurring items which increased net income by $0.5 million and $1.5 million, respectively (see Table 13 in the Reconciliation of non-GAAP Measures section of this Item for details of the nonrecurring items).  Excluding the nonrecurring items, core earnings were $6.2 million, or $0.36 diluted core earnings per share, for the three months ended June 30, 2011, and $6.5 million, or $0.38 diluted core earnings per share, for the same period of 2010.

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

Stockholders’ equity as of June 30, 2011 was $403.9 million, book value per share was $23.28 and tangible book value per share was $19.67.  Our ratio of stockholders’ equity to total assets was 12.4% and the ratio of tangible stockholders’ equity to tangible assets was 10.7% at June 30, 2011. The Company’s Tier I leverage ratio of 11.97%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).  Our excess capital positions us to continue to take advantage of unprecedented acquisition opportunities through FDIC-assisted transactions of failed banks.  We continue to actively pursue the right opportunities that meet our strategic plan regarding mergers and acquisitions.  As with our history, we will continue to be very deliberate and disciplined in these acquisition opportunities.

Although the general state of the national economy has shown signs of improvement, it remains somewhat unsettled.  Also, despite continued challenges in the Northwest Arkansas region, overall, we continue to have good asset quality, compared to the rest of the industry.

Total assets were $3.26 billion at June 30, 2011, compared to $3.32 billion at December 31, 2010.  Total loans and covered loans, net of discount, were $1.83 billion at June 30, 2011, compared to $1.92 billion at December 31, 2010.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. Our eight banks conduct financial operations from 88 offices, of which 84 are financial centers, located in 47 communities in Arkansas, Kansas and Missouri.

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2011, net interest income on a fully taxable equivalent basis was $28.5 million, an increase of $2.0 million, or 7.7%, over the same period in 2010.  The increase in net interest income was the result of a $1.3 million decrease in interest expense and a $0.7 million increase in interest income.

The $1.3 million decrease in interest expense is the result of a 26 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for the entire $1.3 million decrease in interest expense.  The most significant component of this decrease was the $0.8 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 33 basis points from 1.59% to 1.26%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $0.4 million decrease in interest expense, with the average rate decreasing by 14 basis points from 0.45% to 0.31%.  Another $0.2 million decrease in interest expense resulted from the conversion of $10.3 million in trust preferred securities from a fixed rate of 6.97% to a floating rate of 2.80% above the three month LIBOR rate.

The $0.7 million increase in interest income can be attributed to our FDIC-assisted acquisitions in 2010.  The acquired covered loans generated an additional $4.2 million in interest income.  A 7 basis point improvement in yield on the legacy loan portfolio, which excludes acquired loans, resulted in a $0.3 million increase in interest income, while the declining balance of the legacy portfolio caused a $3.1 million decrease in interest income.  The remaining decrease in interest income is primarily due to a 29 basis point decline in the yield on investment securities.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2011, net interest income on a fully taxable equivalent basis was $56.6 million, an increase of $4.5 million, or 8.5%, over the same period in 2010.  The increase in net interest income was the result of a $3.0 million decrease in interest expense and a $1.5 million increase in interest income.

The $3.0 million decrease in interest expense is the result of a 28 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for the entire $3.0 million decrease in interest expense.  The most significant component of this decrease was the $1.7 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 37 basis points from 1.68% to 1.31%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $1.0 million decrease in interest expense, with the average rate decreasing by 16 basis points from 0.49% to 0.33%.  Another $0.3 million decrease in interest expense resulted from the conversion of $10.3 million in trust preferred securities from a fixed rate of 6.97% to a floating rate of 2.80% above the three month LIBOR rate.

The $1.5 million increase in interest income can be attributed to our FDIC-assisted acquisitions in 2010.  The acquired covered loans generated an additional $8.5 million in interest income.  An 11 basis point improvement in yield on the legacy loan portfolio, which excludes acquired loans, resulted in a $1.0 million increase in interest income, while the declining balance of the legacy portfolio caused a $6.5 million decrease in interest income.  The remaining decrease in interest income is primarily due to a 34 basis point decline in the yield on investment securities.

Net Interest Margin

Our net interest margin increased 7 basis points to 3.90% for the three month period ended June 30, 2011, when compared to 3.83% for the same period in 2010.  For the six month period ended June 30, 2011, net interest margin increased 11 basis points to 3.88%, when compared to 3.77% for the same period in 2010.  The increase in margin was primarily due to a higher yield on covered loans acquired through acquisitions compared to the yield on loans in our legacy portfolio.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three month and six month periods ended June 30, 2011 and 2010, respectively, as well as changes in fully taxable equivalent net interest margin for the three month and six month periods ended June 30, 2011, versus June 30, 2010.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Interest income	$32,396	$31,704	$64,869	$63,291
FTE adjustment	1,254	1,259	2,506	2,525
Interest income – FTE	33,650	32,963	67,375	65,816
Interest expense	5,146	6,499	10,785	13,674

Net interest income – FTE	$28,504	$26,464	$56,590	$52,142

Yield on earning assets – FTE	4.60%	4.77%	4.62%	4.76%
Cost of interest bearing liabilities	0.87%	1.13%	0.91%	1.19%
Net interest spread – FTE	3.73%	3.64%	3.71%	3.57%
Net interest margin – FTE	3.90%	3.83%	3.88%	3.77%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2011 vs. 2010	2011 vs. 2010

Increase due to change in earning assets	$671	$1,605
Increase (decrease) due to change in earning asset yields	16	(46)
Increase (decrease) due to change in interest bearing liabilities	4	(146)
Increase due to change in interest rates paid on interest bearing liabilities	1,349	3,035

Increase in net interest income	$2,040	$4,448

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three month and six month periods ended June 30, 2011 and 2010.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$472,425	$298	0.25	$240,847	$173	0.29
Federal funds sold	554	1	0.72	1,044	2	0.77
Investment securities - taxable	415,101	1,786	1.73	443,946	2,389	2.16
Investment securities - non-taxable	207,717	3,226	6.25	206,904	3,321	6.44
Mortgage loans held for sale	7,806	87	4.47	13,560	149	4.41
Assets held in trading accounts	7,462	9	0.48	7,092	11	0.62
Loans	1,618,749	23,896	5.92	1,831,766	26,705	5.85
Covered loans	201,788	4,347	8.64	24,074	213	3.55
Total interest earning assets	2,931,602	33,650	4.60	2,769,233	32,963	4.77
Non-earning assets	329,566			301,979
Total assets	$3,261,168			$3,071,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,222,299	$934	0.31	$1,176,180	$1,317	0.45
Time deposits	911,751	2,865	1.26	885,806	3,522	1.59
Total interest bearing deposits	2,134,050	3,799	0.71	2,061,986	4,839	0.94
Federal funds purchased and securities sold under agreement to repurchase	98,919	103	0.42	98,995	123	0.50
Other borrowed funds
Short-term debt	828	12	5.81	3,455	15	1.74
Long-term debt	125,357	1,232	3.94	138,375	1,522	4.41
Total interest bearing liabilities	2,359,154	5,146	0.87	2,302,811	6,499	1.13
Non-interest bearing liabilities
Non-interest bearing deposits	463,689			366,340
Other liabilities	33,954			22,890
Total liabilities	2,856,797			2,692,041
Stockholders’ equity	404,371			379,171
Total liabilities and stockholders’ equity	$3,261,168			$3,071,212
Net interest spread			3.73			3.64
Net interest margin		$28,504	3.90		$26,464	3.83

	Six Months Ended June 30
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$468,142	$533	0.23	$265,919	$364	0.28
Federal funds sold	569	2	0.71	1,030	7	1.37
Investment securities - taxable	410,179	3,506	1.72	438,342	4,838	2.23
Investment securities - non-taxable	207,837	6,450	6.26	207,204	6,654	6.48
Mortgage loans held for sale	7,625	175	4.63	9,688	218	4.54
Assets held in trading accounts	7,530	18	0.48	7,030	13	0.37
Loans	1,626,423	48,003	5.95	1,847,808	53,509	5.84
Covered loans	210,472	8,688	8.32	12,037	213	3.57
Total interest earning assets	2,938,777	67,375	4.62	2,789,058	65,816	4.76
Non-earning assets	334,033			289,098
Total assets	$3,272,810			$3,078,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,219,602	$1,976	0.33	$1,171,411	$2,835	0.49
Time deposits	926,090	5,999	1.31	893,274	7,441	1.68
Total interest bearing deposits	2,145,692	7,975	0.75	2,064,685	10,276	1.00
Federal funds purchased and securities sold under agreement to repurchase	106,705	219	0.41	106,685	273	0.52
Other borrowed funds
Short-term debt	847	24	5.71	3,603	30	1.68
Long-term debt	132,543	2,567	3.91	141,881	3,095	4.40
Total interest bearing liabilities	2,385,787	10,785	0.91	2,316,854	13,674	1.19
Non-interest bearing liabilities
Non-interest bearing deposits	449,980			361,911
Other liabilities	34,217			22,138
Total liabilities	2,869,984			2,700,903
Stockholders’ equity	402,826			377,253
Total liabilities and stockholders’ equity	$3,272,810			$3,078,156
Net interest spread			3.71			3.57
Net interest margin		$56,590	3.88		$52,142	3.77

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month and six month period ended June 30, 2011, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 over 2010			2011 over 2010
	Yield/	Yield/
(In thousands, on a fully taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$148	$(23)	$125	$238	$(69)	$169
Federal funds sold	(1)	--	(1)	(2)	(3)	(5)
Investment securities - taxable	(147)	(456)	(603)	(295)	(1,037)	(1,332)
Investment securities - non-taxable	13	(108)	(95)	20	(224)	(204)
Mortgage loans held for sale	(64)	2	(62)	(47)	4	(43)
Assets held in trading accounts	1	(3)	(2)	1	4	5
Loans	(3,141)	332	(2,809)	(6,517)	1,011	(5,506)
Covered loans	3,862	272	4,134	8,207	268	8,475

Total	671	16	687	1,605	(46)	1,559

Interest expense
Interest bearing transaction and savings accounts	50	(433)	(383)	113	(972)	(859)
Time deposits	100	(757)	(657)	264	(1,706)	(1,442)
Federal funds purchased and securities sold under agreements to repurchase	--	(20)	(20)	--	(54)	(54)
Other borrowed funds
Short-term debt	(17)	14	(3)	(36)	30	(6)
Long-term debt	(137)	(153)	(290)	(195)	(333)	(528)
Total	(4)	(1,349)	(1,353)	146	(3,035)	(2,889)

Increase in net interest income	$675	$1,365	$2,040	$1,459	$2,989	$4,448

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

The provision for loan losses for the three month period ended June 30, 2011, was $3.3 million, compared to $3.8 million for the three month period ended June 30, 2010, a decrease of $430,000. The provision for loan losses for the six month period ended June 30, 2011, was $6.0 million, compared to $7.0 million for the six month period ended June 30, 2010, a decrease of $1.0 million.  The provision decrease was primarily due to a decrease from 2010 in net loan charge-offs.  However, we did add a special $500,000 provision during the second quarter of 2011, as we believe there remain many economic and environmental factors, including the many uncertainties related to our national debt, spending and taxes that have recently consumed the news, that necessitate the need for a higher level of unallocated reserve, resulting in a higher level of provision.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $14.4 million for the three month period ended June 30, 2011, a decrease of $2.9 million, or 16.7%, compared to $17.2 million for the same period in 2010.  For the six months ended June 30, 2011, non-interest income was $27.0 million, a decrease of $2.5 million, or 8.3%, compared to $29.4 million for the same period ended June 30, 2010. The decrease for both the three and six months periods was primarily a result of a $3.0 million bargain purchase gain on the FDIC-assisted acquisition of SWCB in the second quarter of 2010.  The decrease was partially offset by a $1.1 million gain from the sale of MasterCard stock in the second quarter of 2011 (see further discussion later in this section).  Normalizing for these nonrecurring items, core non-interest income for the three months ended June 30, 2011 was down 6.9% from the same period of 2010.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, gains (losses) from sales of securities and gains on FDIC-assisted transactions.

Table 5 shows non-interest income for the three month and six month periods ended June 30, 2011 and 2010, respectively, as well as changes in 2011 from 2010.

Table 5:  Non-Interest Income

	Three Months		2011		Six Months		2011
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2011	2010	2010		2,011	2010	2,010

Trust income	$1,243	$1,170	$73	6.24%	$2,589	$2,420	$169	6.98%
Service charges on deposit accounts	4,212	4,739	(527)	-11.12	8,069	9,040	(971)	-10.74
Other service charges and fees	780	671	109	16.24	1,586	1,451	135	9.30
Income on sale of mortgage loans, net of commissions	849	932	(83)	-8.91	1,475	1,535	(60)	-3.91
Income on investment banking, net of commissions	381	776	(395)	-50.90	981	1,381	(400)	-28.96
Credit card fees	4,264	4,043	221	5.47	8,207	7,720	487	6.31
Premiums on sale of student loans	--	545	(545)	-100.00	--	545	(545)	-100.00
Bank owned life insurance income	414	566	(152)	-26.86	817	857	(40)	-4.67
Gain on sale of securities, net	--	--	--	--	--	--	--	--
Gain on FDIC-assisted transaction	--	3,037	(3,037)	-100.00	--	3,037	(3,037)	-100.00
Other income	2,221	769	1,452	188.82	3,272	1,463	1,809	123.65
Total non-interest income	$14,364	$17,248	$(2,884)	-16.72%	$26,996	$29,449	$(2,453)	-8.33%

Recurring fee income for the three month period ended June 30, 2011, was $10.5 million, a decrease of $124,000 from the three month period ended June 30, 2010.  Service charges on deposit accounts decreased by $527,000, primarily due to a decline in fee income as a result of recent regulatory changes related to overdrafts on point-of-sale transactions.  Credit card fees increased $221,000 due primarily to a higher volume of credit and debit card transactions.  In July, the Federal Reserve released final rules regarding debit card fee income under the Durbin amendment.   While the Durbin amendment only applies to banks of $10 billion or more in size, there is concern that interchange income for all banks will be negatively impacted.  While it is too early to tell the full impact to banks with less than $10 billion, we now estimate the potential negative impact to be between zero and $600,000 annually, which is significantly better than our initial estimate.

Recurring fee income for the six month period ended June 30, 2011, was $20.5 million, a decrease of $180,000 from the same period in 2010.  Service charges on deposit accounts decreased by $971,000, again due to a decline in fee income as a result of recent regulatory changes related to overdrafts on point-of-sale transactions.  Credit card fees increased $487,000 for the six months ended June 30, due primarily to a growing volume of credit and debit card transactions.

Income on investment banking decreased $395,000 and $400,000, for the three months and six months ended June 30, 2011, respectively, compared to the same period in 2010.  The decrease is primarily the result of a favorable mark-to-market adjustment on trading investments in the second quarter of 2010, which was not repeated in 2011.

As expected, premiums on sale of student loans decreased by $545,000 for the three and six months ended June 30, 2011, compared to the same periods in 2010.  U.S. government legislation has eliminated the private sector from providing student loans after the 2009-2010 school year.  Therefore, we had no student loan sales in the first half of 2011, and do not anticipate any sales for the remainder of the year.  See Loan Portfolio section for additional information on student loans.

There were no realized gains from the sale of securities for the three and six month periods ended June 30, 2011, with no realized gains for the three and six month period ended June 30, 2010. There were no realized losses over the same periods.

Other non-interest income for the three and six months ended June 30, 2011, increased by $1.5 million and $1.8 million, respectively, over the same periods last year.  This increase was partially the result of accretion on assets acquired through FDIC-assisted transactions in 2010.  However, the most significant reason for this increase was the $1.1 million gain from the sale of MasterCard stock in the second quarter of 2011.  On May 31, 2006, MasterCard Incorporated completed its Initial Public Offering (“IPO”).  As a part of the IPO, approximately 41% of the equity was issued to member-banks as Class B common stock.  Conversion of Class B shares to Class A shares was restricted as to the timing and number of shares eligible until the fourth anniversary of the IPO.  As a member-bank the Company received 4,077 shares of MasterCard Class B stock.  As there was no market or readily ascertainable fair market value for the class B shares, they were recorded with no basis value.  On May 31, 2010, restrictions on the conversion of the Class B shares to Class A shares expired, permitting Class B stockholders to convert Class B shares into an equal number of Class A shares for prompt disposition to the public.  On May 13, 2011, the Company applied for conversion of its class B shares to Class A common stock and recorded a $1.1 million pre-tax gain upon conversion approval by MasterCard Incorporated and immediately sold the Class A shares.

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

Non-interest expense for the three and six month periods ended June 30, 2011, was $28.7 million and $58.7 million, an increase of $1.4 million, or 5.2%, and $4.6 million, or 8.5%, from the same periods in 2010.  Included in non-interest expense in both 2011 and 2010 were nonrecurring merger related costs associated with the Company’s FDIC-assisted acquisitions and nonrecurring branch closing costs (see Table 13 in the Reconciliation of non-GAAP Measures section of this Item for details of the nonrecurring items).

Non-interest expense for the three months ended June 30, 2011, includes approximately $2.0 million in incremental normal operating expenses for our two FDIC-assisted acquisitions in Kansas and Missouri.  Normalizing for the nonrecurring items and these incremental operating expenses, non-interest expense for the period decreased by approximately $100,000, or 0.4%.  This decrease in normalized non-interest expense is the result of the implementation of our efficiency initiatives.

Salaries and employee benefits increased by $1.4 million, or 9.1%, and $3.3 million, or 11.0%, respectively, for the three and six month periods ended June 30, 2011.  Occupancy expense increased by $256,000, or 13.9%, and $563,000, or 15.1%, respectively, for the same periods.  These increases were primarily related to the FDIC-assisted acquisitions.  Normalizing for the incremental expenses related to the acquisitions, salaries and employee benefits increased by less than 2.5% in both the three and sixth month periods of 2011 over 2010, and occupancy expense decreased by over 2.0% in the same periods.

Credit card expense for the three and six months ended June 30, 2011, increased $230,000 and $533,000, respectively, from the same period in 2010.  This increase was primarily due to the increased card usage, interchanged fees and other related expense resulting from initiatives we have taken to grow our credit card portfolio.

Table 6 below shows non-interest expense for the three month and six month periods ended June 30, 2011 and 2010, respectively, as well as changes in 2011 from 2010.

Table 6:  Non-Interest Expense

	Three Months		2011		Six Months		2011
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2011	2010	2010		2011	2010	2010
Salaries and employee benefits	$16,436	$15,064	$1,372	9.11%	$33,552	$30,230	$3,322	10.99%
Occupancy expense, net	2,100	1,844	256	13.88	4,289	3,726	563	15.11
Furniture and equipment expense	1,560	1,526	34	2.23	3,149	3,021	128	4.24
Other real estate and
foreclosure expense	223	314	(91)	-28.98	317	372	(55)	-14.78
Deposit insurance	842	1,059	(217)	-20.49	1,881	2,014	(133)	-6.60
Merger related costs	167	443	(276)	-62.30	357	443	(86)	-19.41
Other operating expenses
Professional services	1,049	875	174	19.89	2,207	1,994	213	10.68
Postage	563	620	(57)	-9.19	1,199	1,274	(75)	-5.89
Telephone	632	495	137	27.68	1,267	1,123	144	12.82
Credit card expenses	1,576	1,346	230	17.09	3,163	2,630	533	20.27
Operating supplies	416	334	82	24.55	832	654	178	27.22
Amortization of intangibles	224	187	37	19.79	448	388	60	15.46
Other expense	2,904	3,169	(265)	-8.36	6,006	6,202	(196)	-3.16

Total non-interest expense	$28,692	$27,276	$1,416	5.19%	$58,667	$54,071	$4,596	8.50%

LOAN PORTFOLIO

Our loan portfolio, including loans covered by FDIC loss share agreements, averaged $1.837 billion and $1.860 billion during the first six months of 2011 and 2010, respectively.  As of June 30, 2011, total loans, excluding loans covered by FDIC loss share agreements, were $1.634 billion, a decrease of $49.8 million from December 31, 2010.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Table 7:  Loan Portfolio

	June 30,	December 31,
(In thousands)	2011	2010

Consumer
Credit cards	$181,216	$190,329
Student loans	53,574	61,305
Other consumer	107,411	118,581
Total consumer	342,201	370,215
Real Estate
Construction	139,217	153,772
Single family residential	355,566	364,442
Other commercial	540,011	548,360
Total real estate	1,034,794	1,066,574
Commercial
Commercial	142,897	150,501
Agricultural	104,526	86,171
Financial institutions	--	--
Total commercial	247,423	236,672
Other	9,242	10,003

Total loans before allowance for loan losses	$1,633,660	$1,683,464

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $342.2 million at June 30, 2011, or 20.9% of total loans, compared to $370.2 million, or 22.0% of total loans at December 31, 2010.  The decrease in consumer loans from December 31, 2010, to June 30, 2011, was primarily due to the sale of student loans, the seasonal decline in our credit card portfolio and declines in both our direct and indirect lending areas.

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

As for our current student loan portfolio, we have sold the loans we originated during the 2009-2010 school year under the program established in 2008 in which the government purchased the loans at par plus a premium.  Sales of these loans during the third quarter of 2010 have left $53.6 million of student loans in our portfolio that will not qualify for the government purchase program, down $7.7 million, or 12.6%, from December 31, 2010.  We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.035 billion at June 30, 2011, or 63.3% of total loans, compared to the $1.067 billion, or 63.4% of total loans at December 31, 2010.  Our construction and development (“C&D”) loans decreased by $14.6 million, or 9.5%, with loans either migrating to our commercial real estate (“CRE”) portfolio or being liquidated or refinanced elsewhere.  Considering the challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix.  Our C&D loans represent only 8.5% of our loan portfolio and, CRE loans (excluding C&D) represent 33.1% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of commercial loans, agricultural loans and loans to financial institutions.  Commercial loans were $247.4 million at June 30, 2011, or 15.1% of total loans, compared to $236.7 million, or 14.1% of total loans at December 31, 2010.  An increase in the agricultural loan portfolio due primarily to seasonality was largely offset by a decrease in other commercial loans due to weak loan demand throughout Arkansas, Kansas and southern Missouri.

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

A summary of the covered assets at the indicated dates are reflected in Table 8:

Table 8:  Covered Assets

	June 30,	December 31,
(In thousands)	2011	2010

Loans, net of discount	$192,899	$231,600
Other real estate owned, net of discount	13,033	8,717
FDIC indemnification asset	54,437	60,235
Total covered assets	$260,369	$300,552

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $3.1 million of government guaranteed student loans were over 90 days past due during the quarter ending June 30, 2011.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding other real estate covered by FDIC loss share agreements, increased by $4.1 million from December 31, 2010, to June 30, 2011.  The majority of the increase was related to moving two classified credits, previously reported as performing troubled debt restructurings (“TDRs”), to nonaccrual status.  As a result of these credit reclassifications, non-performing assets, including TDRs, as a percent of total assets were 1.58% at June 30, 2011, compared to 1.71% at December 31, 2010.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR one year after the year in which the improvement takes place.  The Company had TDRs totaling $15.3 million and $21.6 million at June 30, 2011, and December 31, 2010, respectively.  The majority of performing and non-performing TDRs are in our CRE portfolio.

The Company returns TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy has shown signs of improvement, it remains unsettled with much uncertainty of the impact from the current debt and budget crisis.  Also, despite the challenges in housing and commercial real estate markets, overall, we continue to maintain relatively good asset quality compared to the rest of the industry.  The allowance for loan losses as a percent of total loans was 1.70% as of June 30, 2011.  Non-performing loans equaled 1.14 % of total loans.  Non-performing assets were 1.27% of total assets, up 15 basis points from year end.  The allowance for loan losses was 149% of non-performing loans. Our annualized net charge-offs to total loans for the first six months of 2011 was only 0.57%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.39%.  Annualized net credit card charge-offs to total credit card loans for the most recent quarter were 2.08%, compared to 2.37% during the full year 2010, yet more than 475 basis points below the most recently published industry average for credit card charge-offs.

The Company does not own any securities backed by subprime mortgage assets, and offers no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual and other real estate owned (excluding covered loans and covered other real estate owned).

Table 9:  Non-performing Assets

	June 30,	December 31,
($ in thousands)	2011	2010

Nonaccrual loans (1)	$14,806	$11,186
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	3,113	1,736
Other loans	721	969
Total loans past due 90 days or more	3,834	2,705
Total non-performing loans	18,640	13,891

Other non-performing assets:
Foreclosed assets held for sale	22,441	23,204
Other non-performing assets	235	109
Total other non-performing assets	22,676	23,313

Total non-performing assets	$41,316	$37,204

Performing TDRs	$10,298	$19,426
Allowance for loan losses to non-performing loans	149.12%	190.17%
Non-performing loans to total loans	1.14%	0.83%
Non-performing loans to total loans (excluding Government guaranteed student loans) (2)	0.95%	0.72%
Non-performing assets to total assets (3)	1.27%	1.12%
Non-performing assets to total assets (excluding Government guaranteed student loans) (2) (3)	1.17%	1.07%

(1) Includes nonaccrual TDRs of approximately $5.0 million at June 30, 2011, and $2.1 million at December 31, 2010.
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

There was no interest income on the nonaccrual loans recorded for the six month periods ended June 30, 2011 and 2010.

At June 30, 2011, impaired loans, net of government guarantees, were $47.1 million compared to $50.6 million at December 31, 2010.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

Unallocated Portion

Allowance allocations other than specific, classified and general are included in the unallocated portion. While allocations are made for loans based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio.  Factors to consider include national and state economic conditions such as increases in unemployment, the recent real estate lending crisis, the volatility in the stock market and the unknown impact of the various government stimulus programs. Various Federal Reserve articles and reports indicate the economy is in a moderate recovery, but questions remain about the durability of growth and whether it can be sustained by private demand as the impetus from the federal fiscal stimulus fades later this year.  While the recession may be over, production, income, sales and employment are at very low levels.  With moderate economic growth, it is possible the recovery could take years.  The unemployment rate seems likely to remain elevated for several years.  In addition, there is now much uncertainty related to the potential impact of the current debt and budget crisis, and the possible downgrading of our national debt.  The unallocated reserve addresses inherent probable losses not included elsewhere in the allowance for loan losses.  While calculating allocated reserve, the unallocated reserve supports uncertainties within the loan portfolio.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2011	2010

Balance, beginning of year	$26,416	$25,016

Loans charged off
Credit card	2,301	2,774
Other consumer	910	1,352
Real estate	2,025	4,655
Commercial	840	515
Total loans charged off	6,076	9,296

Recoveries of loans previously charged off
Credit card	474	502
Other consumer	285	605
Real estate	394	1,870
Commercial	300	194
Total recoveries	1,453	3,171
Net loans charged off	4,623	6,125
Provision for loan losses	6,003	6,990

Balance, June 30	$27,796	25,881

Loans charged off
Credit card		2,547
Other consumer		1,119
Real estate		4,909
Commercial		731
Total loans charged off		9,306

Recoveries of loans previously charged off
Credit card		533
Other consumer		279
Real estate		1,787
Commercial		103
Total recoveries		2,702
Net loans charged off		6,604
Provision for loan losses		7,139

Balance, end of year		$26,416

Provision for Loan Losses

The amount of provision to the allowance during the three and six month periods ended June 30, 2011 and 2010, and for the year ended December 31, 2010, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance.

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

As of June 30, 2011, the allowance for loan losses reflects an increase of approximately $1.4 million from December 31, 2010, while total loans decreased by $49.8 million over the same six month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas, Kansas and southern Missouri.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  We are also cautious regarding the continued softening of the real estate market.  The housing industry remains one of the weakest links for economic recovery. Although the state unemployment rates in our market are lagging behind the national average, they have continued to rise.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is adequate for the period ended June 30, 2011.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 11.

Table 11:  Allocation of Allowance for Loan Losses

	30-Jun-11		December 31, 2010
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$5,487	11.10%	$5,549	11.30%
Other consumer	1,584	9.90%	1,703	10.70%
Real estate	9,929	63.30%	9,692	63.40%
Commercial	2,524	15.10%	2,277	14.10%
Other	193	0.60%	255	0.50%
Unallocated	8,079		6,940

Total	$27,796	100.00%	$26,416	100.00%

(1) Percentage of loans in each category to total loans not covered by FDIC loss share.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 84 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of June 30, 2011, core deposits comprised 84.7% of our total deposits.

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

Our total deposits as of June 30, 2011, were $2.607 billion, a decrease of $1.6 million from December 31, 2010.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Non-interest bearing transaction accounts increased $47.5 million to $476.3 million at June 30, 2011, compared to $428.8 million at December 31, 2010.  Interest bearing transaction and savings accounts were $1.229 billion at June 30, 2011, an $8.8 million increase compared to $1.220 billion on December 31, 2010.  Total time deposits decreased approximately $57.9 million to $902.0 million at June 30, 2011, from $959.9 million at December 31, 2010.  We had $22.5 million and $21.5 of brokered deposits at June 30, 2011, and December 31, 2010, respectively.

LONG-TERM DEBT

Our long-term debt was $123.7 million and $164.3 million at June 30, 2011, and December 31, 2010, respectively.   The outstanding balance for June 30, 2011, includes $92.8 million in FHLB long-term advances and $30.9 million of trust preferred securities.  During the six months ended June 30, 2011, we reduced long-term debt by $40.7 million, or 24.7%, from December 31, 2010, through scheduled payoffs of FHLB advances.

CAPITAL

Overview

At June 30, 2011, total capital reached $403.9 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At June 30, 2011, our equity to asset ratio was 12.4% compared to 12.0% at year-end 2010.

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

Stock Repurchase

On November 28, 2007, we announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares we intend to repurchase.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  We intend to use the repurchased shares for stock based compensation programs, for payment of future stock dividends and for general corporate purposes.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  As part of our strategic focus on building capital, we suspended our stock repurchase program in July 2008.  We made no purchases of our common stock during the six months ended June 30, 2011, or the year ended December 31, 2010.

Cash Dividends

We declared cash dividends on our common stock of $0.38 per share for the first six months of 2011 compared to $0.38 per share for the first six months of 2010.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2011, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at June 30, 2011, and December 31, 2010, are presented in table 12 below:

Table 12:  Risk-Based Capital

	June 30,	December 31,
($ in thousands)	2011	2010

Tier 1 capital
Stockholders’ equity	$403,860	$397,371
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums	(48,923)	(49,953)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(691)	(512)

Total Tier 1 capital	384,246	376,906

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	17	7
Qualifying allowance for loan losses	22,825	23,553
Total Tier 2 capital	22,842	23,560

Total risk-based capital	$407,088	$400,466

Risk weighted assets	$1,819,494	$1,879,832

Assets for leverage ratio	$3,211,310	$3,327,825

Ratios at end of period
Tier 1 leverage ratio	11.97%	11.33%
Tier 1 risk-based capital ratio	21.12%	20.05%
Total risk-based capital ratio	22.37%	21.30%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {Gain on sale of MasterCard stock, gain on FDIC-assisted transaction, merger related costs and branch right sizing expense}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010

Net Income	$6,746	$7,981	$11,812	$12,937
Nonrecurring items
Gain on sale of MasterCard stock	(1,132)	--	(1,132)	--
Gain on FDIC-assisted transaction	--	(3,037)	--	(3,037)
Merger related costs	167	443	357	443
Branch right sizing	141	372	141	372
Tax effect (1)	323	769	248	769
Net nonrecurring items	(501)	(1,453)	(386)	(1,453)

Core earnings (non-GAAP)	$6,245	$6,528	$11,426	$11,484
Diluted earnings per share	$0.39	$0.46	$0.68	$0.75
Nonrecurring items
Gain on sale of MasterCard stock	(0.07)	--	(0.07)	--
Gain on FDIC-assisted transaction	--	(0.18)	--	(0.18)
Merger related costs	0.01	0.03	0.02	0.03
Branch right sizing	0.01	0.02	0.01	0.02
Tax effect (1)	0.02	0.05	0.02	0.05
Net nonrecurring items	(0.03)	(0.08)	(0.02)	(0.08)

Diluted core earnings per share (non-GAAP)	$0.36	$0.38	$0.66	$0.67

(1) Effective tax rate of 39.225%; with 2010 adjusted for additional fair value deduction related to the donation of a closed branch with a fair value significantly higher than its book value.

Item 3.               Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At June 30, 2011, undivided profits of the Company's subsidiary banks were approximately $219.1 million, of which approximately $15.1 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  The Company grew deposits through various initiatives, and built additional liquidity in each of its subsidiary banks by securing additional long-term funding from FHLB borrowings.  At June 30, 2011, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At June 30, 2011, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 22.6% of total assets, as compared to 18.6% at December 31, 2010.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $351 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 31% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

The table below presents our interest rate sensitivity position at June 30, 2011.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 14:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$498,323	--	--	--	--	--	--	$498,323
Assets held in trading accounts	5,356	--	2,000	--	--	--	--	7,356
Investment securities	118,145	122,415	62,713	32,548	67,284	44,662	137,451	585,218
Mortgage loans held for sale	9,983	--	--	--	--	--	--	9,983
Loans	663,550	118,703	136,913	278,575	236,736	179,309	19,874	1,633,660
Covered loans	94,617	11,433	14,909	19,182	14,970	37,243	545	192,899

Total earning assets	1,389,974	252,551	216,535	330,305	318,990	261,214	157,870	2,927,439

Interest bearing liabilities
Interest bearing transaction and savings deposits	714,981	--	--	--	102,786	308,357	102,786	1,228,910
Time deposits	84,756	153,117	228,991	285,766	92,524	56,767	75	901,996
Short-term debt	94,188	--	--	--	--	--	--	94,188
Long-term debt	486	21,585	2,978	3,753	17,007	25,090	52,774	123,673
Total interest bearing liabilities	894,411	174,702	231,969	289,519	212,317	390,214	155,635	2,348,767

Interest rate sensitivity Gap	$495,563	$77,849	$(15,434)	$40,786	$106,673	$(129,000)	$2,235	$578,672

Cumulative interest rate sensitivity Gap	$495,563	$573,412	$557,978	$598,764	$705,437	$576,437	$578,672
Cumulative rate sensitive assets to rate sensitive liabilities	155.40%	153.60%	142.90%	137.60%	139.10%	126.30%	124.60%
Cumulative Gap as a % of earning assets	16.90%	19.60%	19.10%	20.50%	24.10%	19.70%	19.80%

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended June 30, 2011.

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: August 9, 2011	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date: August 9, 2011	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer