Form 10-Q
period 2011-09-30
SIMMONS FIRST NATIONAL CORP
filed 2011-11-09
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2011 Commission File Number 000-06253

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

The number of shares outstanding of the Registrant’s Common Stock as of October 24, 2011, was 17,273,647.

Simmons First National Corporation

Quarterly Report on Form 10-Q

September 30, 2011

Part I: Financial Information

Item 1. Financial Statements

Simmons First National Corporation

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

	September 30,	December 31,
(In thousands, except share data)	2011	2010
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$33,408	$33,717
Interest bearing balances due from banks	490,283	418,343
Cash and cash equivalents	523,691	452,060
Investment securities	644,881	613,662
Mortgage loans held for sale	21,037	17,237
Assets held in trading accounts	5,252	7,577
Loans	1,631,541	1,683,464
Allowance for loan losses	(29,151)	(26,416)
Net loans	1,602,390	1,657,048
Covered assets:
Loans, net of discount	172,394	231,600
Other real estate owned, net of discount	13,845	8,717
FDIC indemnification asset	51,223	60,235
Premises and equipment	86,972	77,199
Foreclosed assets held for sale, net	22,159	23,204
Interest receivable	16,195	17,363
Bank owned life insurance	50,175	49,072
Goodwill	60,605	60,605
Core deposit premiums	1,793	2,463
Other assets	20,736	38,390
Total assets	$3,293,348	$3,316,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$531,025	$428,750
Interest bearing transaction accounts and savings deposits	1,194,907	1,220,133
Time deposits	908,882	959,886
Total deposits	2,634,814	2,608,769
Federal funds purchased and securities sold under agreements to repurchase	98,286	109,139
Short-term debt	481	1,033
Long-term debt	122,501	164,324
Accrued interest and other liabilities	29,607	35,796
Total liabilities	2,885,689	2,919,061
Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at September 30, 2011 and December 31, 2010	—	—
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 17,329,775 and 17,271,594 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	173	173
Surplus	115,026	114,040
Undivided profits	291,830	282,646
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes of $406 at September 30, 2011 and $331 at December 31, 2010	630	512
Total stockholders’ equity	407,659	397,371
Total liabilities and stockholders’ equity	$3,293,348	$3,316,432

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$24,366	$26,934	$72,343	$80,413
Covered loans	3,917	864	12,605	1,077
Federal funds sold	3	6	5	12
Investment securities	3,539	4,182	11,015	13,178
Mortgage loans held for sale	130	210	305	429
Assets held in trading accounts	8	7	26	20
Interest bearing balances due from banks	243	123	776	487
TOTAL INTEREST INCOME	32,206	32,326	97,075	95,616
INTEREST EXPENSE
Deposits	3,594	4,605	11,569	14,881
Federal funds purchased and securities sold under agreements to repurchase	113	126	332	398
Short-term debt	13	15	37	45
Long-term debt	1,207	1,524	3,774	4,619
TOTAL INTEREST EXPENSE	4,927	6,270	15,712	19,943
NET INTEREST INCOME	27,279	26,056	81,363	75,673
Provision for loan losses	2,842	3,407	8,845	10,396
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	24,437	22,649	72,518	65,277
NON-INTEREST INCOME
Trust income	1,370	1,343	3,959	3,763
Service charges on deposit accounts	4,450	4,388	12,519	13,428
Other service charges and fees	695	646	2,281	2,096
Income on sale of mortgage loans, net of commissions	1,249	1,242	2,724	2,777
Income on investment banking, net of commissions	203	369	1,184	1,750
Credit card fees	4,303	3,972	12,510	11,692
Premiums on sale of student loans	—	1,979	—	2,524
Bank owned life insurance income	261	404	1,078	1,260
Gain on FDIC-assisted transactions	—	—	—	3,037
Other income	1,191	479	4,463	1,943
TOTAL NON-INTEREST INCOME	13,722	14,822	40,718	44,270
NON-INTEREST EXPENSE
Salaries and employee benefits	15,533	14,809	49,085	45,039
Occupancy expense, net	2,224	1,906	6,513	5,632
Furniture and equipment expense	1,763	1,542	4,912	4,563
Other real estate and foreclosure expense	215	304	532	676
Deposit insurance	211	885	2,092	2,899
Merger related costs	—	134	357	577
Other operating expenses	7,687	7,178	22,809	21,444
TOTAL NON-INTEREST EXPENSE	27,633	26,758	86,300	80,830
INCOME BEFORE INCOME TAXES	10,526	10,713	26,936	28,717
Provision for income taxes	3,269	3,093	7,867	8,160
NET INCOME	$7,257	$7,620	$19,069	$20,557
BASIC EARNINGS PER SHARE	$0.42	0.45	$1.10	$1.20
DILUTED EARNINGS PER SHARE	$0.42	0.44	$1.10	$1.19

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

	September 30,	September 30,
(In thousands)	2011	2010
	(Unaudited)
OPERATING ACTIVITIES
Net income	$19,069	$20,557
Items not requiring (providing) cash
Depreciation and amortization	4,542	4,275
Provision for loan losses	8,845	10,396
Net amortization of investment securities	(9)	(24)
Stock-based compensation expense	921	717
Net accretion and gain/loss on FDIC covered assets	(3,575)	(81)
Gain on FDIC-assisted transactions	—	(3,037)
Deferred income taxes	(2,490)	1,457
Bank owned life insurance income	(1,078)	(1,260)
Changes in
Interest receivable	1,168	997
Mortgage loans held for sale	(3,800)	(16,986)
Assets held in trading accounts	2,325	(526)
Other assets	1,922	(1,761)
Accrued interest and other liabilities	(2,428)	1,651
Income taxes payable	(1,271)	1,398
Net cash provided by operating activities	24,141	17,773
INVESTING ACTIVITIES
Net collections of covered loans	51,625	7,134
Net collections of loans	27,386	99,243
Purchases of premises and equipment, net	(13,645)	(3,531)
Proceeds from sale of covered other real estate owned	5,241	2,006
Proceeds from sale of foreclosed assets held for sale	19,472	11,728
Proceeds from sale of available-for-sale securities	5,331	—
Proceeds from maturities of available-for-sale securities	255,255	390,417
Purchases of available-for-sale securities	(252,556)	(366,346)
Proceeds from maturities of held-to-maturity securities	132,733	313,038
Purchases of held-to-maturity securities	(171,855)	(310,520)
Purchases of bank owned life insurance	(25)	(6,482)
Cash received on FDIC loss share	25,531	1,252
Net cash proceeds received in FDIC-assisted transaction	—	18,067
Net cash provided by investing activities	84,493	156,006
FINANCING ACTIVITIES
Net change in deposits	26,045	(147,343)
Net change in short-term debt	(552)	(1,912)
Dividends paid	(9,885)	(9,808)
Proceeds from issuance of long-term debt	3,625	3,915
Repayment of long-term debt	(45,448)	(26,909)
Net change in federal funds purchased and securities sold under agreements to repurchase	(10,853)	(20,349)
Net shares issued under stock compensation plans	474	966
Repurchase of common stock	(409)	—
Net cash used in financing activities	(37,003)	(201,440)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,631	(27,661)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	452,060	353,585
CASH AND CASH EQUIVALENTS, END OF PERIOD	$523,691	$325,924

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2011 and 2010

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income	Profits	Total

Balance, December 31, 2009	$171	$111,694	$762	$258,620	$371,247
Comprehensive income
Net income	—	—	—	20,557	20,557
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $222	—	—	290	—	290
Comprehensive income					20,847
Stock issued as bonus shares – 80,245 shares	1	203	—	—	204
Vesting bonus shares	—	587	—	—	587
Stock issued for employee stock purchase plan – 4,947 shares	—	131	—	—	131
Exercise of stock options – 67,988 shares	—	968	—	—	968
Stock granted under stock-based compensation plans	—	130	—	—	130
Securities exchanged under stock option plan	—	(337)	—	—	(337)
Cash dividends – $0.57 per share	—	—	—	(9,808)	(9,808)
Balance, September 30, 2010 (Unaudited)	172	113,376	1,052	269,369	383,969
Comprehensive income
Net income	—	—	—	16,560	16,560
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($383)	—	—	(540)	—	(540)
Comprehensive income					16,020
Stock issued as bonus shares – 3,000 shares	—	—	—	—	—
Vesting bonus shares	—	214	—	—	214
Exercise of stock options – 40,616 shares	1	492	—	—	493
Stock granted under stock-based compensation plans	—	43	—	—	43
Securities exchanged under stock option plan	—	(85)	—	—	(85)
Cash dividends – $0.19 per share	—	—	—	(3,283)	(3,283)
Balance, December 31, 2010	173	114,040	512	282,646	397,371
Comprehensive income
Net income	—	—	—	19,069	19,069
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $116	—	—	118	—	118
Comprehensive income					19,187
Stock issued as bonus shares – 47,995 shares	—	98	—	—	98
Vesting bonus shares	—	813	—	—	813
Stock issued for employee stock purchase plan – 4,805 shares	—	127	—	—	127
Exercise of stock options – 28,566 shares	—	358	—	—	358
Stock granted under stock-based compensation plans	—	108	—	—	108
Securities exchanged under stock option plan – (4,185 shares)	—	(109)	—	—	(109)
Repurchase of common stock – (19,000 shares)	—	(409)	—	—	(409)
Cash dividends – $0.57 per share	—	—	—	(9,885)	(9,885)
Balance, September 30, 2011 (Unaudited)	$173	$115,026	$630	$291,830	$407,659

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

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. The Company adopted the disclosure provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011. The adoption of these provisions did not have a significant impact on the Company’s financial position or results of operations. The effective date disclosures related to loans modified in a troubled debt restructuring (“TDR”) was temporarily deferred to coincide with the effective date of the then proposed ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which is further discussed below.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring. The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties. ASU 2011-02 was effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 amended prior guidance to provide assistance in determining whether a modification of the terms of a recievable meets the definition of a troubled debt restructuring. The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties. ASU 2011-02 was effective for the Company on July 1, 2011, and applies retrospectively to restructuring occuring on or after January 1, 2011. The adoption of this guidance did not have a significant impact on the Company's financial position or results of operation. See Note 4 for disclosures related to this ASU.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) –Testing Goodwill for Impairment. ASU 2011-08 amends Topic 350 to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

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

Following is the computation of per share earnings for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net income	$7,257	$7,620	$19,069	$20,557
Average common shares outstanding	17,348	17,220	17,329	17,187
Average potential dilutive common shares	10	62	10	62
Average diluted common shares	17,358	17,282	17,339	17,249
Basic earnings per share	$0.42	$0.45	$1.10	$1.20
Diluted earnings per share	$0.42	$0.44	$1.10	$1.19

Stock options to purchase 152,470 and 98,998 shares for the three and nine months ended September 30, 2011 and 2010, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the SWCB and SSB transactions, as of acquisition dates, is as follows:

(In thousands)	SWCB	SSB	Total
Assets Acquired
Cash and due from banks	$7,414	$11,063	$18,477
Cash received from FDIC	10,000	71,200	81,200
Receivable from FDIC	653	1,856	2,509
Investment securities	24,850	75,621	100,471
Loans not covered by loss share agreements	—	991	991
Covered assets:
Loans	40,177	219,158	259,335
Other real estate	4,646	6,363	11,009
FDIC indemnification asset	13,783	68,330	82,113
Core deposit premium	—	1,480	1,480
Other assets	467	1,577	2,044
Total assets acquired	101,990	457,639	559,629
Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	5,063	82,614	87,677
Interest bearing transaction accounts and savings deposits	103	8,624	8,727
Time deposits	92,174	246,999	339,173
Total deposits	97,340	338,237	435,577
Repurchase agreements	—	2,215	2,215
FHLB borrowings	—	95,676	95,676
Accrued interest and other liabilities	1,613	3,234	4,847
Total liabilities assumed	98,953	439,362	538,315
Pre-tax gains on FDIC-assisted transactions	$3,037	$18,277	$21,314

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

The value of the true-up provision liability is calculated as the present value of the estimated payment to the FDIC in the tenth year using the formula provided in the agreements. The result of the calculation is based on the net present value of expected future cash payments to be made by SFNB to the FDIC at the conclusion of the loss share agreements. The discount rate used was based on current market rates. The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets. The value of the true-up provision was $3.3 million and $3.2 million at September 30, 2011 and December 31, 2010, respectively, and was included in accrued interest and other liabilities on the balance sheet.

In connection with the SWBC and SSB acquisitions, SFNB and the FDIC will share in the losses on assets covered under the loss share agreements. The FDIC will reimburse SFNB for 80% of all losses on covered assets. The loss sharing agreements entered into by SFNB and the FDIC in conjunction with the purchase and assumption agreements require that SFNB follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses. Additionally, to the extent that actual losses incurred by SFNB under the loss share agreements are less than expected, SFNB may be required to reimburse the FDIC under the clawback provisions of the loss share agreements. At September 30, 2011 and December 31, 2010, the covered loans and covered other real estate owned and the related FDIC indemnification asset (collectively, the “covered assets”) and the FDIC true-up provision were reported at the net present value of expected future amounts to be paid or received.

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

During 2010, SFNB acquired the real estate (building and land) for the Springfield, Missouri location (formerly SWCB) for a total of $1.1 million. During the three months ended March 31, 2011, SFNB acquired the real estate for four of the Kansas locations previously owned by SSB related entities for a total of $6.2 million. Three additional Kansas locations were purchased during the three months ended September 30, 2011, upon final settlement of SSB with the FDIC, for a total of $4.4 million. Two other locations are leased from third parties and SFNB will continue to lease these facilities.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30,				December 31,
	2011				2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity
U.S. Treasury	$4,000	$22	$—	$4,022	$4,000	$28	$—	$4,028
U.S. Government agencies	291,795	1,057	(19)	292,833	249,844	1,764	(507)	251,101
Mortgage-backed securities	67	4	—	71	78	4	—	82
State and political subdivisions	207,510	6,404	(153)	213,761	210,331	2,280	(1,845)	210,766
Other securities	930	—	—	930	930	—	—	930
	$504,302	$7,487	$(172)	$511,617	$465,183	$4,076	$(2,352)	$466,907
Available-for-Sale
U.S. Government agencies	$121,564	$426	$(51)	$121,939	$125,175	$577	$(283)	$125,469
Mortgage-backed securities	2,338	286	—	2,624	2,647	143	(1)	2,789
Other securities	15,641	379	(4)	16,016	19,814	411	(4)	20,221
	$139,543	$1,091	$(55)	$140,579	$147,636	$1,131	$(288)	$148,479

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

As of September 30, 2011, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity

U.S. Government agencies	$12,981	$(19)	$—	$—	$12,981	$(19)
State and political subdivisions	2,113	(17)	1,490	(136)	3,603	(153)
Total	$15,094	$(36)	$1,490	$(136)	$16,584	$(172)

Available-for-Sale

U.S. Government agencies	$39,142	$(51)	$—	$—	$39,142	$(51)
Other securities	1	(4)	—	—	1	(4)
Total	$39,143	$(55)	$—	$—	$39,143	$(55)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of September 30, 2011, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2011, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $437,794,000 at September 30, 2011, and $435,635,000 at December 31, 2010.

The book value of securities sold under agreements to repurchase amounted to $78,701,000 and $75,774,000 for September 30, 2011, and December 31, 2010, respectively.

Income earned on securities for the nine months ended September 30, 2011 and 2010, is as follows:

(In thousands)	2011	2010
Taxable
Held-to-maturity	$3,243	$3,560
Available-for-sale	1,851	3,387

Non-taxable
Held-to-maturity	5,921	6,231
Total	$11,015	$13,178

Maturities of investment securities at September 30, 2011, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
One year or less	$22,973	$23,065	$322	$322
After one through five years	215,934	217,569	56,466	56,630
After five through ten years	183,043	185,268	67,109	67,607
After ten years	82,352	85,715	5	4
Other securities	—	—	15,641	16,016
Total	$504,302	$511,617	$139,543	$140,579

There were no realized gains or losses on investment securities for the three and nine month periods ended September 30, 2011 or 2010.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2011, the Company’s loan portfolio, excluding loans covered by FDIC loss share agreements, was $1.63 billion, compared to $1.68 billion at December 31, 2010. The various categories of loans, excluding loans covered by FDIC loss share agreements, are summarized as follows:

	September 30,	December 31,
(In thousands)	2011	2010
Consumer
Credit cards	$182,886	$190,329
Student loans	50,620	61,305
Other consumer	112,947	118,581
Total consumer	346,453	370,215
Real Estate
Construction	113,317	153,772
Single family residential	353,917	364,442
Other commercial	550,410	548,360
Total real estate	1,017,644	1,066,574
Commercial
Commercial	138,724	150,501
Agricultural	123,873	86,171
Total commercial	262,597	236,672
Other	4,847	10,003
Total loans before allowance for loan losses	$1,631,541	$1,683,464

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

Nonaccrual loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, are as follows:

	September 30,	December 31,
(In thousands)	2011	2010
Consumer:
Credit cards	$247	$295
Student loans	—	—
Other consumer	863	963
Total consumer	1,110	1,258
Real estate:
Construction	141	804
Single family residential	4,731	3,470
Other commercial	8,184	4,340
Total real estate	13,056	8,614
Commercial:
Commercial	687	972
Agricultural	490	342
Total commercial	1,177	1,314
Other	—	—
Total	$15,343	$11,186

An age analysis of past due loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, is as follows:

	Gross	90 Days				90 Days
	30-89 Days	or More	Total		Total	Past Due &
(In thousands)	Past Due	Past Due	Past Due	Current	Loans	Accruing
September 30, 2011
Consumer:
Credit cards	$896	$711	$1,607	$181,279	$182,886	$463
Student loans	1,726	2,496	4,222	46,398	50,620	2,496
Other consumer	1,454	548	2,002	110,945	112,947	241
Total consumer	4,076	3,755	7,831	338,622	346,453	3,200
Real estate:
Construction	314	141	455	112,862	113,317	—
Single family residential	1,861	3,246	5,107	348,810	353,917	50
Other commercial	1,565	7,569	9,134	541,276	550,410	11
Total real estate	3,740	10,956	14,696	1,002,948	1,017,644	61
Commercial:
Commercial	400	446	846	137,878	138,724	11
Agricultural	58	447	505	123,368	123,873	—
Total commercial	458	893	1,351	261,246	262,597	11
Other	—	—	—	4,847	4,847	—
Total	$8,274	$15,604	$23,878	$1,607,663	$1,631,541	$3,272
December 31, 2010
Consumer:
Credit cards	$971	$911	$1,882	$188,447	$190,329	$615
Student loans	1,505	1,736	3,241	58,064	61,305	1,736
Other consumer	2,016	448	2,464	116,117	118,581	155
Total consumer	4,492	3,095	7,587	362,628	370,215	2,506
Real estate:
Construction	691	498	1,189	152,583	153,772	—
Single family residential	1,877	2,155	4,032	360,410	364,442	122
Other commercial	7,312	2,229	9,541	538,819	548,360	—
Total real estate	9,880	4,882	14,762	1,051,812	1,066,574	122
Commercial:
Commercial	1,002	500	1,502	148,999	150,501	77
Agricultural	25	185	210	85,961	86,171	—
Total commercial	1,027	685	1,712	234,960	236,672	77
Other	—	—	—	10,003	10,003	—
Total	$15,399	$8,662	$24,061	$1,659,403	$1,683,464	$2,705

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

Impaired loans, net of government guarantees and excluding loans covered by FDIC loss share agreements, segregated by class of loans, are as follows:

	Unpaid	Recorded	Recorded			Average		Average
	Contractual	Investment	Investment	Total		Investment in	Interest	Investment in	Interest
	Principal	With No	With	Recorded	Related	Impaired	Income	Impaired	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Loans	Recognized	Loans	Recognized

September 30, 2011						Three Months Ended		Nine Months Ended
Consumer:
Credit cards	$711	$711	$—	$711	$107	$569	$13	$743	$38
Student loans	—	—	—	—	—	—	—	—	—
Other consumer	1,287	1,101	159	1,260	279	1,211	13	1,290	42
Total consumer	1,998	1,812	159	1,971	386	1,780	26	2,033	80
Real estate:
Construction	5,772	4,306	1,423	5,729	396	5,855	64	7,127	231
Single family residential	7,325	5,203	1,780	6,983	574	6,712	73	6,264	203
Other commercial	32,168	5,518	25,091	30,609	1,401	30,828	336	31,015	1,009
Total real estate	45,265	15,027	28,294	43,321	2,371	43,395	473	44,406	1,443
Commercial:
Commercial	1,098	700	170	870	170	1,173	13	1,308	42
Agricultural	607	430	170	600	142	584	6	563	18
Total commercial	1,705	1,130	340	1,470	312	1,757	19	1,871	60
Other	—	—	—	—	—	—	—	—	—
Total	$48,968	$17,969	$28,793	$46,762	$3,069	$46,932	$518	$48,310	$1,583

December 31, 2010
Consumer:
Credit cards	$911	$—	$911	$911	$159
Student loans	—	—	—	—	—
Other consumer	1,431	92	1,270	1,362	368
Total consumer	2,342	92	2,181	2,273	527
Real estate:
Construction	9,690	5,878	2,591	8,469	804
Single family residential	6,590	3,002	3,366	6,368	792
Other commercial	32,547	3,843	27,531	31,374	2,342
Total real estate	48,827	12,723	33,488	46,211	3,938
Commercial:
Commercial	1,567	704	655	1,359	626
Agricultural	703	318	454	772	144
Total commercial	2,270	1,022	1,109	2,131	770
Other	—	—	—	—	—
Total	$53,439	$13,837	$36,778	$50,615	$5,235

At September 30, 2011, and December 31, 2010, impaired loans, net of government guarantees, totaled $46.8 million and $50.6 million, respectively. Allocations of the allowance for loan losses relative to impaired loans were $3.1 million at September 30, 2011, and $5.2 million at December 31, 2010. Approximately $518,000 and $1.583 million of interest income was recognized on average impaired loans of $46.9 million and $48.3 million, respectively, for the three and nine months ended September 30, 2011. Interest recognized on impaired loans on a cash basis during the three and nine months ended September 30, 2011 and 2010 was immaterial.

Included in certain impaired loan categories are troubled debt restructurings (“TDRs”). When the Company restructures a loan to a borrower that is experiencing financial difficulty and grants a concession that it would not otherwise consider, a “troubled debt restructuring” results and the Company classifies the loan as a TDR. The Company grants various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Under ASC Topic 310-10-35 – Subsequent Measurement, a TDR is considered to be impaired, and an impairment analysis must be performed. The Company assesses the exposure for each modification, either by collateral discounting or by calculation of the present value of future cash flows, and determines if a specific allocation to the allowance for loan losses is needed.

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. The Company returns TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

During the quarter ended September 30, 2011, the Company adopted ASU 2011-02 – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 31-10-35 for those loans newly identified as impaired. As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011, the beginning of the current fiscal year, for identification as TDRs. The Company identified no loans as TDRs for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Therefore, there was no additional impact to the allowance for loan losses as a result of the adoption.

The following table presents a summary of troubled debt restructurings as of September 30, 2011, excluding loans covered by FDIC loss share agreements, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
Consumer:
Credit cards	—	$—	—	$—	—	$—
Student loans	—	—	—	—	—	—
Other consumer	4	21	—	—	4	21
Total consumer	4	21	—	—	4	21
Real estate:
Construction	1	1,277	—	—	1	1,277
Single-family residential	5	711	3	340	8	1,051
Other commercial	13	7,841	6	4,577	19	12,418
Total real estate	19	9,829	9	4,917	28	14,746
Commercial:
Commercial	2	340	1	35	3	375
Agricultural	2	203	—	—	2	203
Total commercial	4	543	1	35	5	578
Other	—	—	—	—	—	—
Total	27	$10,393	10	$4,952	37	$15,345

During the three months ended September 30, 2011, the Company modified one commercial real estate loan with a recorded investment of $514,000 prior to modification which was deemed a troubled debt restructuring. The Company modified the loan terms to extend the maturity date of the loan. Based on the fair value of the collateral, no specific reserve was determined necessary for this loan.

The following table presents loans that were restructured as TDRs during the nine months ended September 30, 2011, excluding loans covered by FDIC loss share agreements, segregated by class of loans.

				Modification Type
			Balance at	Change in		Financial Impact
	Number of	Balance Prior	September 30,	Maturity	Change in	on Date of
(Dollars in thousands)	Loans	to TDR	2011	Date	Rate	Restructure
Nine Months Ended September 30, 2011
Consumer:
Credit cards	—	$—	$—	$—	$—	$—
Student loans	—	—	—	—	—	—
Other consumer	3	20	13	13	—	—
Total consumer	3	20	13	13	—	—
Real estate:
Construction	—	—	—	—	—	—
Single family residential	1	262	259	259	—	—
Other commercial	2	526	524	524	—	—
Total real estate	3	788	783	783	—	—
Commercial:
Commercial	2	346	340	340	—	—
Agricultural	—	—	—	—	—	—
Total commercial	2	346	340	340	—	—
Other	—	—	—	—	—	—
Total	8	$1,154	$1,136	$1,136	$—	$—

During the nine months ended September 30, 2011, the Company modified a total of eight loans with a recorded investment of $1,154,000 prior to modification which were deemed troubled debt restructurings. Although there was additional modification of terms on some of the loans, the prevailing modification on all eight loans was a change in or extension of the maturity date. Based on the fair value of the collateral, no specific reserve was determined necessary for any of these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There were no loans for which a payment default occurred during the three months ended September 30, 2011, and that had been modified as a TDR within 12 months or less of the payment default. We define a payment default as a payment received more than 90 days after its due date.

The following table presents loans for which a payment default occurred during the nine months ended September 30, 2011, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans covered by FDIC loss share agreements, segregated by class of loans.

		Recorded
		Balance at
	Number of	September 30,		Transfers to
(Dollars in thousands)	Loans	2011	Charge-offs	OREO
Nine Months Ended September 30, 2011
Consumer:
Credit cards	—	$—	$—
Student loans	—	—	—	—
Other consumer	—	—	—	—
Total consumer	—	—	—	—
Real estate:
Construction	—	—	—	—
Single family residential	—	—	—	—
Other commercial	5	4,057	556	—
Total real estate	5	4,057	556	—
Commercial:
Commercial	1	35	3	—
Agricultural	—	—	—	—
Total commercial	1	35	3	—
Other	—	—	—	—
Total	6	$4,092	$559	$—

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
24

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8. Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans. (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans. Total classified loans were $72.5 million and $67.6 million as of September 30, 2011 and December 31, 2010, respectively.

The following table presents a summary of loans by credit risk rating as of September 30, 2011 and December 31, 2010, excluding loans covered by FDIC loss share agreements, segregated by class of loans.

	Risk Rate	Risk Rate	Risk Rate	Risk Rate	Risk Rate
(In thousands)	1-4	5	6	7	8	Total
September 30, 2011
Consumer:
Credit cards	$182,175	$—	$711	$—	$—	$182,886
Student loans	48,124	—	2,496	—	—	50,620
Other consumer	110,829	12	2,028	50	28	112,947
Total consumer	341,128	12	5,235	50	28	346,453
Real estate:
Construction	104,384	2,888	6,045	—	—	113,317
Single family residential	343,174	1,150	9,576	17	—	353,917
Other commercial	498,965	7,737	43,708	—	—	550,410
Total real estate	946,523	11,775	59,329	17	—	1,017,644
Commercial:
Commercial	131,706	636	6,337	45	—	138,724
Agricultural	122,116	334	1,423	—	—	123,873
Total commercial	253,822	970	7,760	45	—	262,597
Other	4,847	—	—	—	—	4,847
Total	$1,546,320	$12,757	$72,324	$112	$28	$1,631,541
25

	Risk Rate	Risk Rate	Risk Rate	Risk Rate	Risk Rate
(In thousands)	1-4	5	6	7	8	Total
December 31, 2010
Consumer:
Credit cards	$189,418	$—	$911	$—	$—	$190,329
Student loans	59,569	—	1,736	—	—	61,305
Other consumer	116,179	15	2,323	64	—	118,581
Total consumer	365,166	15	4,970	64	—	370,215
Real estate:
Construction	144,482	570	8,720	—	—	153,772
Single family residential	356,271	1,158	6,992	21	—	364,442
Other commercial	494,828	11,543	41,989	—	—	548,360
Total real estate	995,581	13,271	57,701	21	—	1,066,574
Commercial:
Commercial	146,155	526	3,806	14	—	150,501
Agricultural	85,105	—	1,066	—	—	86,171
Total commercial	231,260	526	4,872	14	—	236,672
Other	10,003	—	—	—	—	10,003
Total	$1,602,010	$13,812	$67,543	$99	$—	$1,683,464

Net (charge-offs)/recoveries for the three and nine months ended September 30, 2011 and 2010, excluding loans covered by FDIC loss share agreements, segregated by class of loans, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Consumer:
Credit cards	$(879)	$(1,021)	$(2,706)	$(3,293)
Student loans	(9)	(6)	(31)	(37)
Other consumer	(222)	(403)	(825)	(1,118)
Total consumer	(1,110)	(1,430)	(3,562)	(4,448)
Real estate:
Construction	(15)	(803)	(787)	(1,621)
Single-family residential	(125)	(91)	(480)	(504)
Other commercial	36	(1,142)	(468)	(2,696)
Total real estate	(104)	(2,036)	(1,735)	(4,821)
Commercial:
Commercial	(276)	(113)	(847)	(491)
Agriculture	3	(27)	34	30
Total commercial	(273)	(140)	(813)	(461)
Other	—	—	—	—
Total	$(1,487)	$(3,606)	$(6,110)	$(9,730)

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

Management recognizes that unforeseen risks are inherent in the loan portfolio, and seeks to quantify, to the extent possible, factors that affect both the value and collectability of the asset. Relative to ASC Topic 310, the Company has identified the following risk assessment factors that have the potential to affect loan quality, and correspondingly, loan recognition. The factors are identified as (1) lending policies and procedures, (2) economic outlook and business conditions, (3) level and trend in delinquencies, (4) concentrations of credit and (5) external factors and competition.

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

Allowance allocations other than specific, classified and general are included in the unallocated portion. While allocations are made for loans based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio. Factors to consider include national and state economic conditions such as increases in unemployment, the recent real estate lending crisis, the volatility in the stock market and the unknown impact of the various government stimulus programs. Various Federal Reserve articles and reports indicate the economy is in a moderate recovery, but questions remain about the durability of growth and whether it can be sustained by private demand. While the recession may be over, production, income, sales and employment are at very low levels. With moderate economic growth, it is possible the recovery could take years. The unemployment rate seems likely to remain elevated for several years. The unallocated reserve addresses inherent probable losses not included elsewhere in the allowance for loan losses. While calculating allocated reserve, the unallocated reserve supports uncertainties within the loan portfolio.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off.

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

				Other
		Real	Credit	Consumer
(In thousands)	Commercial	Estate	Card	and Other	Unallocated	Total
Three Months Ended September 30, 2011
Balance, beginning of period	$2,524	$9,929	$5,487	$1,777	$8,079	$27,796
Provision for loan losses	116	(64)	919	320	1,551	2,842
Charge-offs	(345)	(255)	(1,140)	(450)	—	(2,190)
Recoveries	72	151	261	219	—	703
Net charge-offs	(273)	(104)	(879)	(231)	—	(1,487)
Balance, September 30	$2,367	$9,761	$5,527	$1,866	$9,630	$29,151
Nine Months Ended September 30, 2011
Balance, beginning of year	$2,277	$9,692	$5,549	$1,958	$6,940	$26,416
Provision for loan losses	903	1,804	2,684	764	2,690	8,845
Charge-offs	(1,185)	(2,280)	(3,441)	(1,360)	—	(8,266)
Recoveries	372	545	735	504	—	2,156
Net charge-offs	(813)	(1,735)	(2,706)	(856)	—	(6,110)
Balance, September 30	$2,367	$9,761	$5,527	$1,866	$9,630	$29,151
Period-end amount allocated to:
Loans individually evaluated for impairment	$312	$2,371	$107	$279	$—	$3,069
Loans collectively evaluated for impairment	2,055	7,390	5,420	1,587	9,630	26,082
Balance, September 30	$2,367	$9,761	$5,527	$1,866	$9,630	$29,151

Activity in the allowance for loan losses for the nine months ended September 30, 2010 and the year ended December 31, 2010, was as follows:

(In thousands)	2010
Balance, beginning of year	$25,016
Provision for loan losses	10,396
Charge-offs	(14,896)
Recoveries	5,166
Net charge-offs	(9,730)
Balance, September 30	25,682
Provision for loan losses	3,733
Charge-offs	(3,706)
Recoveries	707
Net charge-offs	(2,999)
Balance, end of year	$26,416

The Company’s recorded investment in loans, excluding loans covered by FDIC loss share agreements, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology is as follows:

				Other
		Real	Credit	Consumer
(In thousands)	Commercial	Estate	Card	and Other	Total
September 30, 2011
Loans individually evaluated for impairment	$1,470	$43,321	$711	$1,260	$46,762
Loans collectively evaluated for impairment	261,127	974,323	182,175	167,154	1,584,779
Balance, end of period	$262,597	$1,017,644	$182,886	$168,414	$1,631,541

December 31, 2010
Loans individually evaluated for impairment	$2,131	$46,211	$911	$1,362	$50,615
Loans collectively evaluated for impairment	234,541	1,020,363	189,418	188,527	1,632,849
Balance, end of period	$236,672	$1,066,574	$190,329	$189,889	$1,683,464

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

The following table reflects the carrying value of all purchased covered impaired loans as of September 30, 2011 and December 31, 2010, for the SWCB and SSB FDIC-assisted transactions:

	Loans Covered
	by FDIC Loss Share
	September 30,	December 31,
(in thousands)	2011	2010
Consumer:
Other consumer	$36	$105
Total consumer	36	105
Real estate:
Construction	26,044	73,527
Single family residential	29,812	50,182
Other commercial	112,691	89,495
Total real estate	168,547	213,204
Commercial:
Commercial	3,811	17,975
Agricultural	—	316
Total commercial	3,811	18,291
Total covered loans (1)	$172,394	$231,600

(1) These loans were not classified as non-performing assets at September 30, 2011 or December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans. The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

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
30

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

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the three and nine months ended September 30, 2011, for SWCB and SSB, combined.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
		Carrying		Carrying
	Accretable	Amount of	Accretable	Amount of
(In thousands)	Yield	Loans	Yield	Loans
Beginning balance	$27,559	$192,899	$36,247	$231,600
Additions	—	—	—	—
Accretion	(3,917)	3,917	(12,605)	12,605
Payments received, net	—	(24,422)	—	(71,811)
Balance, ending	$23,642	$172,394	$23,642	$172,394

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows. There were no allowances for loan losses related to the purchased impaired loans at September 30, 2011 or December 31, 2010.

NOTE 6: GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually or more than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Core deposit premiums are periodically evaluated as to the recoverability of their carrying value.

The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at September 30, 2011, and December 31, 2010, were as follows:

	December 31,	December 31
(In thousands)	2011	2010
Gross carrying amount	$7,885	$7,885
Accumulated amortization	(6,092)	(5,422)
Net core deposit premiums	$1,793	$2,463

Core deposit premium amortization expense recorded for the nine months ended September 30, 2011 and 2010, was $670,000 and $575,000, respectively. The Company’s estimated amortization expense for the remainder of 2011 is $214,000, and for each of the following four years is:

2012 – $295,000; 2013 – $261,000; 2014 – $157,000; and 2015 – $151,000.

NOTE 7: TIME DEPOSITS

Time deposits include approximately $395,224,000 and $360,349,000 of certificates of deposit of $100,000 or more at September 30, 2011, and December 31, 2010, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components:

	September 30,	September 30,
(In thousands)	2011	2010
Income taxes currently payable	$10,357	$6,703
Deferred income taxes	(2,490)	1,457
Provision for income taxes	$7,867	$8,160

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	September 30,	December 31,
(In thousands)	2011	2010

Deferred tax assets
Loans acquired	$6,736	$11,002
FDIC true-up liability	1,311	1,251
Allowance for loan losses	11,044	9,857
Valuation of foreclosed assets	1,348	2,393
Deferred compensation payable	1,615	1,532
FHLB advances	583	1,600
Vacation compensation	1,017	960
Loan interest	767	767
Other	511	442
Total deferred tax assets	24,932	29,804

Deferred tax liabilities
Accumulated depreciation	(383)	(597)
Deferred loan fee income and expenses, net	(1,664)	(1,413)
FHLB stock dividends	(428)	(414)
Goodwill and core deposit premium amortization	(9,359)	(3,688)
FDIC indemnification asset	(20,092)	(32,209)
Available-for-sale securities	(406)	(331)
Other	(626)	(1,592)
Total deferred tax liabilities	(32,958)	(40,244)
Net deferred tax liabilities included in other liabilities on balance sheets	$(8,026)	$(10,440)
32

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	September 30,	September 30,
(In thousands)	2011	2010
Computed at the statutory rate (35%)	$9,427	$10,051
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	665	622
Tax exempt interest income	(2,093)	(2,207)
Tax exempt earnings on BOLI	(377)	(441)
Other differences, net	245	135
Actual tax provision	$7,867	$8,160

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

NOTE 9: SHORT-TERM AND LONG-TERM DEBT

Long-term debt at September 30, 2011, and December 31, 2010, consisted of the following components:

	September 30,	December 31,
(In thousands)	2011	2010
FHLB advances, due 2011 to 2033, 2.00% to 8.41% secured by residential real estate loans	$91,571	$133,394
Trust preferred securities, due 12/30/2033, fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
	$122,501	$164,324

At September 30, 2011, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $91.6 million at September 30, 2011, with approximately $332.3 million of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $481.6 million at September 30, 2011.

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

Aggregate annual maturities of long-term debt at September 30, 2011, are:

		Annua
(In thousands)	Year	Maturities
	2011	$1,886
	2012	7,090
	2013	21,962
	2014	5,691
	2015	9,386
	Thereafter	76,486
	Total	$122,501
34

NOTE 10: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 11: CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000. As of September 30, 2011, no preferred stock has been issued.

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

On September 27, 2011, the Company announced that it will reinstate the existing stock repurchase program. Prior to the suspension of the program, the Company had repurchased 54,328 shares, thereby leaving authority to repurchase 645,672 shares under the program. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock dividends and general corporate purposes.

During the three month period ended September 30, 2011, after announcing the reinstatement of the program, the Company repurchased 19,000 shares of stock with a weighted average repurchase price of $21.60 per share. Under the current stock repurchase plan, the Company can repurchase an additional 626,672 shares.

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

NOTE 12: UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year. At September 30, 2011, the bank subsidiaries had approximately $17.8 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio. As of September 30, 2011, each of the eight subsidiary banks met the capital standards for a well-capitalized institution. The Company's “total risk-based capital” ratio was 22.15% at September 30, 2011.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the nine months ended September 30, 2011:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Grant-Date
	Shares	Price	Shares	Fair-Value
Balance, January 1, 2011	258,789	$25.11	110,536	$26.81
Granted	—	—	47,995	28.18
Stock Options Exercised	(28,566)	12.53	—	—
Stock Awards Vested	—	—	(30,195)	26.80
Forfeited/Expired	(400)	26.20	—	—
Balance, September 30, 2011	229,823	$26.67	128,336	$26.49
Exercisable, September 30, 2011	203,055	$26.27

The following table summarizes information about stock options under the plans outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price
$15.65 - $15.65	1,753	0.3	$15.65	1,753	$15.65
23.78 - 24.50	80,600	3.1	24.06	80,600	24.06
26.19 - 27.67	52,200	4.6	26.20	52,200	26.20
28.42 - 28.42	48,700	5.7	28.42	40,560	28.42
30.31 - 30.31	46,570	6.7	30.31	27,942	30.31

Total stock-based compensation expense was $920,919 and $717,347 during the nine months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. Unrecognized stock-based compensation expense related to stock options totaled $140,359 at September 30, 2011. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 0.75 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $2,717,358 at September 30, 2011. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.63 years.

Outstanding stock options and exercisable stock options had no aggregate intrinsic values at September 30, 2011. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $21.70 as of September 30, 2011, and the exercise price multiplied by the number of options outstanding. The total intrinsic values of stock options exercised during the nine months ended September 30, 2011 and 2010, were $262,000 and $953,000, respectively.

NOTE 14: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the nine months ended:

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
Interest paid	$16,109	$20,403
Income taxes paid	11,625	5,305
Transfers of loans to foreclosed assets held for sale	18,247	26,452
Transfers of covered loans to covered other real estate owned	10,369	10

NOTE 15: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Professional services	$1,010	$1,041	$3,216	$3,042
Postage	586	594	1,785	1,868
Telephone	641	584	1,909	1,707
Credit card expense	1,643	1,407	4,805	4,037
Operating supplies	365	354	1,197	1,013
Amortization of core deposit premiums	222	187	670	575
Other expense	3,220	3,011	9,227	9,202
Total other operating expenses	$7,687	$7,178	$22,809	$21,444

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

At September 30, 2011, the Company had outstanding commitments to extend credit aggregating approximately $344,158,000 and $293,071,000 for credit card commitments and other loan commitments, respectively. At December 31, 2010, the Company had outstanding commitments to extend credit aggregating approximately $272,688,000 and $287,055,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $8,719,000 and $11,767,000 at September 30, 2011, and December 31, 2010, respectively, with terms ranging from 90 days to three years. At September 30, 2011, and December 31, 2010, the Company’s deferred revenue under standby letter of credit agreements is approximately $52,000 and $31,000, respectively.

NOTE 18: FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
ASSETS
Available-for-sale securities
U.S. Government agencies	$121,939	$—	$121,939	$—
Mortgage-backed securities	2,624	—	2,624	—
Other securities	16,016	1,503	14,513	—
Assets held in trading accounts	5,252	2,000	3,252	—

December 31, 2010
ASSETS
Available-for-sale securities
U.S. Government agencies	$125,469	$—	$125,469	$—
Mortgage-backed securities	2,789	—	2,789	—
Other securities	20,221	1,503	18,718	—
Assets held in trading accounts	7,577	2,700	4,877	—

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data. As of September 30, 2011 and December 31, 2010, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $22.2 million and $23.2 million, respectively.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At September 30, 2011, and December 31, 2010, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2011, and December 31, 2010.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
ASSETS
Impaired loans (1) (2)	$11,391	$—	$—	$11,391
(collateral dependent)
Foreclosed assets held for sale (1)	1,478	—	—	1,478

December 31, 2010
ASSETS
Impaired loans	45,380	—	—	45,380
(collateral dependent)

(1) These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2) Specific allocations of $230,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the period.

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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$523,691	$523,691	$452,060	$452,060
Held-to-maturity securities	504,302	511,617	465,183	466,907
Mortgage loans held for sale	21,037	21,037	17,237	17,237
Interest receivable	16,195	16,195	17,363	17,363
Loans, net	1,602,390	1,599,634	1,657,048	1,649,773
Covered loans	172,394	170,933	231,600	228,375
FDIC indemnification asset	51,223	51,223	60,235	60,235

Financial liabilities
Non-interest bearing transaction accounts	531,025	531,025	428,750	428,750
Interest bearing transaction accounts and savings deposits	1,194,907	1,194,907	1,220,133	1,220,133
Time deposits	908,882	912,320	959,886	962,535
Federal funds purchased and securities sold under agreements to repurchase	98,286	98,286	109,139	109,139
Short-term debt	481	481	1,033	1,033
Long-term debt	122,501	129,069	164,324	176,628
Interest payable	1,617	1,617	2,015	2,015

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2011, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2011 and 2010 and statements of stockholders’ equity and cash flows for the nine month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

November 9, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended September 30, 2011, was $7.3 million and diluted earnings per share were $0.42, compared to $0.44 diluted earnings per share for the same period of 2010. Net income for the nine month period ended September 30, 2011, was $19.1 million and diluted earnings per share were $1.10, compared to $1.19 diluted earnings per share for the same period of 2010.

The primary driver for the slight decrease in net income and diluted earnings per share was the elimination of premiums on sale of student loans. For the three and nine months ended September 30, 2010, respectively, we recorded $2.0 million and $2.5 million of income from premiums on the sale of student loans. We had no sales of student loans in the first nine months of 2011, and do not anticipate any for the remainder of the year (see Non-Interest Income section of this Item for further discussion).

During 2010, one of our wholly-owned bank subsidiaries, Simmons First National Bank (“SFNB” or the “lead bank”) entered into purchase and assumption agreements with loss share arrangements with the FDIC to purchase substantially all of the assets and to assume substantially all of the deposits and certain other liabilities of Security Savings Bank, FSB (“SSB”) in Olathe, Kansas and Southwest Community Bank (“SWCB”) in Springfield, Missouri. These acquisitions resulted in substantial bargain purchase gains which directly increased capital. Just as important, especially during this extended period of weak loan demand, the loans acquired in these transactions have replaced loans from our declining legacy portfolio with higher yielding loans that are “covered” by the FDIC. Under the terms of the loss sharing arrangements, the FDIC will cover 80% of the Bank’s losses on the disposition of loans and foreclosed real estate attributable to the acquisitions.

Stockholders’ equity as of September 30, 2011, was $407.7 million, book value per share was $23.52 and tangible book value per share was $19.92. Our ratio of stockholders’ equity to total assets was 12.4% and the ratio of tangible stockholders’ equity to tangible assets was 10.7% at September 30, 2011. The Company’s Tier I leverage ratio of 12.11%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item). Our excess capital positions us to continue to take advantage of unprecedented acquisition opportunities through FDIC-assisted transactions of failed banks. We continue to actively pursue the right opportunities that meet our strategic plan regarding mergers and acquisitions. As with our history, we will continue to be very deliberate and disciplined in these acquisition opportunities.

Although the general state of the national economy has shown signs of improvement, it remains somewhat unsettled. Also, despite continued challenges in the Northwest Arkansas region, overall, we continue to have good asset quality, compared to the rest of the industry.

Total assets were $3.29 billion at September 30, 2011, compared to $3.32 billion at December 31, 2010. Total loans and covered loans, net of discount, were $1.80 billion at September 30, 2011, compared to $1.92 billion at December 31, 2010.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less. These historical percentages are consistent with our current interest rate sensitivity, although approximately 71% of our time deposits are currently scheduled to reprice within one year.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2011, net interest income on a fully taxable equivalent basis was $28.5 million, an increase of $1.2 million, or 4.4%, over the same period in 2010. The increase in net interest income was the result of a $1.3 million decrease in interest expense and a $0.1 million decrease in interest income.

The $1.3 million decrease in interest expense is the result of a 28 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment. The lower interest rates accounted for a $1.4 million decrease in interest expense, while additional volume added $0.1 million to interest expense. The most significant component of this decrease was the $0.8 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate paid on time deposits decreased 35 basis points from 1.55% to 1.20%. Lower rates on interest bearing transaction and savings accounts resulted in an additional $0.4 million decrease in interest expense, with the average rate decreasing by 15 basis points from 0.43% to 0.28%. Another $0.2 million decrease in interest expense resulted from the conversion of $10.3 million in trust preferred securities from a fixed rate of 6.97% to a floating rate of 2.80% above the three month LIBOR rate. Payoffs of FHLB borrowings caused a $0.1 million decrease in interest expense, with a $0.2 million increase due to deposit growth.

Limiting the decrease in interest income to $0.01 million can be attributed to our FDIC-assisted acquisitions in 2010. The acquired covered loans generated an additional $3.1 million in interest income, while the declining balance of our legacy portfolio, which excludes acquired loans, caused a $2.5 million decrease in interest income. The remaining decrease in interest income is primarily due to a 27 basis point decline in the yield on investment securities.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2011, net interest income on a fully taxable equivalent basis was $85.1 million, an increase of $5.6 million, or 7.1%, over the same period in 2010. The increase in net interest income was the result of a $4.2 million decrease in interest expense and a $1.4 million increase in interest income.

The $4.2 million decrease in interest expense is the result of a 28 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment. The lower interest rates accounted for a $4.4 million decrease in interest expense, while additional volume added $0.2 million to interest expense. The most significant component of this decrease was the $2.5 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates. As a result, the average rate paid on time deposits decreased 37 basis points from 1.64% to 1.27%. Lower rates on interest bearing transaction and savings accounts resulted in an additional $1.4 million decrease in interest expense, with the average rate decreasing by 16 basis points from 0.47% to 0.31%. Another $0.5 million decrease in interest expense resulted from the conversion of $10.3 million in trust preferred securities from a fixed rate of 6.97% to a floating rate of 2.80% above the three month LIBOR rate. Payoffs of FHLB borrowings caused a $0.4 million decrease in interest expense, with a $0.6 million increase due to deposit growth.

The $1.4 million increase in interest income can be attributed to our FDIC-assisted acquisitions in 2010. The acquired covered loans generated an additional $11.5 million in interest income. A 7 basis point improvement in yield on the legacy loan portfolio, which excludes acquired loans, resulted in a $1.0 million increase in interest income, while the declining balance of the legacy portfolio caused a $9.0 million decrease in interest income. The remaining decrease in interest income is primarily due to a 32 basis point decline in the yield on investment securities.

Net Interest Margin

Our net interest margin decreased 16 basis points to 3.86% for the three month period ended September 30, 2011, when compared to 4.02% for the same period in 2010. Our margin decline from the same quarter last year was driven by two factors. First, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity are pushing the margin down. Also, margin is impacted by our drop in legacy loan balances from the previous year.

For the nine month period ended September 30, 2011, net interest margin increased 2 basis points to 3.87%, when compared to 3.85% for the same period in 2010. The increase in margin over the nine month period was primarily due to a higher yield on covered loans acquired through acquisitions compared to the yield on loans in our legacy portfolio.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three month and nine month periods ended September 30, 2011 and 2010, respectively, as well as changes in fully taxable equivalent net interest margin for the three month and nine month periods ended September 30, 2011, versus September 30, 2010.

Table 1: Analysis of Net Interest Margin

(FTE =Fully Taxable Equivalent)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Interest income	$32,206	$32,326	$97,075	$95,616
FTE adjustment	1,233	1,257	3,739	3,782

Interest income – FTE	33,439	33,583	100,814	99,398
Interest expense	4,927	6,270	15,712	19,943

Net interest income – FTE	$28,512	$27,313	$85,102	$79,455

Yield on earning assets – FTE	4.53%	4.94%	4.59%	4.82%
Cost of interest bearing liabilities	0.84%	1.12%	0.89%	1.17%

Net interest spread – FTE	3.69%	3.82%	3.70%	3.65%
Net interest margin – FTE	3.86%	4.02%	3.87%	3.85%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2011 vs. 2010	2011 vs. 2010
Increase due to change in earning assets	$537	$2,166
Decrease due to change in earning asset yields	(681)	(750)
Decrease due to change in interest bearing liabilities	(61)	(209)
Increase due to change in interest rates paid on interest bearing liabilities	1,404	4,440
Increase in net interest income	$1,199	$5,647
51

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three month and nine month periods ended September 30, 2011 and 2010. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)
ASSETS
Earning Assets
Interest bearing balances due from banks	$462,333	$243	0.21	$159,996	$123	0.31
Federal funds sold	2,309	3	0.52	3,477	6	0.68
Investment securities - taxable	418,179	1,588	1.51	448,978	2,110	1.86
Investment securities - non-taxable	207,240	3,172	6.07	205,809	3,315	6.39
Mortgage loans held for sale	12,527	130	4.12	19,842	210	4.20
Assets held in trading accounts	7,428	8	0.43	7,438	7	0.37
Loans	1,640,439	24,378	5.90	1,809,902	26,948	5.91
Covered loans	180,884	3,917	8.59	38,956	864	8.80
Total interest earning assets	2,931,339	33,439	4.53	2,694,398	33,583	4.94
Non-earning assets	328,447			308,699
Total assets	$3,259,786			$3,003,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,201,174	$856	0.28	$1,143,827	$1,236	0.43
Time deposits	902,543	2,738	1.20	860,265	3,369	1.55
Total interest bearing deposits	2,103,717	3,594	0.68	2,004,092	4,605	0.91
Federal funds purchased and securities sold under agreement to repurchase	93,067	113	0.48	82,708	126	0.60
Other borrowed funds
Short-term debt	579	13	8.91	3,241	15	1.84
Long-term debt	123,136	1,207	3.89	137,631	1,524	4.39
Total interest bearing liabilities	2,320,499	4,927	0.84	2,227,672	6,270	1.12
Non-interest bearing liabilities
Non-interest bearing deposits	494,982			363,599
Other liabilities	35,683			27,600
Total liabilities	2,851,164			2,618,871
Stockholders’ equity	408,622			384,226
Total liabilities and stockholders’ equity	$3,259,786			$3,003,097
Net interest spread			3.69			3.82
Net interest margin		$28,512	3.86		$27,313	4.02

	Nine Months Ended September 30,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)
ASSETS
Earning Assets
Interest bearing balances due from banks	$466,205	$776	0.22	$230,611	$487	0.28
Federal funds sold	1,149	5	0.58	1,845	12	0.87
Investment securities - taxable	412,846	5,093	1.65	441,893	6,947	2.10
Investment securities - non-taxable	207,638	9,623	6.20	206,734	9,969	6.45
Mortgage loans held for sale	9,259	305	4.40	13,072	429	4.39
Assets held in trading accounts	7,496	26	0.46	7,166	20	0.37
Loans	1,631,362	72,381	5.93	1,835,178	80,457	5.86
Covered loans	200,342	12,605	8.41	21,010	1,077	6.85
Total interest earning assets	2,936,297	100,814	4.59	2,757,509	99,398	4.82
Non-earning assets	332,170			295,628
Total assets	$3,268,467			$3,053,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,213,458	$2,832	0.31	$1,162,217	$4,071	0.47
Time deposits	918,241	8,737	1.27	882,270	10,810	1.64
Total interest bearing deposits	2,131,699	11,569	0.73	2,044,487	14,881	0.97
Federal funds purchased and securities sold under agreement to repurchase	102,159	332	0.43	98,693	398	0.54
Other borrowed funds
Short-term debt	757	37	6.53	3,483	45	1.73
Long-term debt	129,408	3,774	3.90	140,464	4,619	4.40
Total interest bearing liabilities	2,364,023	15,712	0.89	2,287,127	19,943	1.17
Non-interest bearing liabilities
Non-interest bearing deposits	464,981			362,474
Other liabilities	34,705			23,958
Total liabilities	2,863,709			2,673,559
Stockholders’ equity	404,758			379,578
Total liabilities and stockholders’ equity	$3,268,467			$3,053,137
Net interest spread			3.70			3.65
Net interest margin		$85,102	3.87		$79,455	3.85

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month and nine month period ended September 30, 2011, as compared to the same period of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 over 2010			2011 over 2010
(In thousands, on a fully	Yield/	Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in

Interest income
Interest bearing balances due from banks	$171	$(51)	$120	$410	$(121)	$289
Federal funds sold	(2)	(1)	(3)	(4)	(3)	(7)
Investment securities - taxable	(138)	(384)	(522)	(434)	(1,420)	(1,854)
Investment securities - non-taxable	23	(166)	(143)	44	(390)	(346)
Mortgage loans held for sale	(76)	(4)	(80)	(126)	2	(124)
Assets held in trading accounts	—	1	1	1	5	6
Loans	(2,518)	(52)	(2,570)	(9,033)	957	(8,076)
Covered loans	3,077	(24)	3,053	11,308	220	11,528
Total	537	(681)	(144)	2,166	(750)	1,416

Interest expense
Interest bearing transaction and savings accounts	59	(439)	(380)	172	(1,411)	(1,239)
Time deposits	159	(790)	(631)	426	(2,499)	(2,073)
Federal funds purchased and securities sold under agreements to repurchase	15	(28)	(13)	14	(80)	(66)
Other borrowed funds
Short-term debt	(20)	18	(2)	(56)	48	(8)
Long-term debt	(152)	(165)	(317)	(347)	(498)	(845)
Total	61	(1,404)	(1,343)	209	(4,440)	(4,231)
Increase in net interest income	$476	$723	$1,199	$1,957	$3,690	$5,647

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

The provision for loan losses for the three month period ended September 30, 2011, was $2.8 million, compared to $3.4 million for the three month period ended September 30, 2010, a decrease of $565,000. The provision for loan losses for the nine month period ended September 30, 2011, was $8.9 million, compared to $10.4 million for the nine month period ended September 30, 2010, a decrease of $1.5 million. The provision decrease was primarily due to a decrease from 2010 in net loan charge-offs. However, we did add a special $500,000 provision during the second quarter of 2011, as we believe there remain many economic and financial factors, including the many uncertainties related to our national debt, spending and taxes that have recently consumed the news, that necessitate the need for a higher level of unallocated reserve, resulting in a higher level of provision. See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $13.7 million for the three month period ended September 30, 2011, a decrease of $1.1 million, or 7.4%, compared to $14.8 million for the same period in 2010. The decrease was due to a $2.0 million premium on sale of student loans during the three months period ended September 30, 2010, with none during the same period this year. Normalizing for the student loan income, non-interest income for the three months ended September 30, 2011, increased 6.8% from the same period of 2010.

For the nine months ended September 30, 2011, non-interest income was $40.7 million, a decrease of $3.6 million, or 8.0%, compared to $44.3 million for the same period ended September 30, 2010. The decrease was primarily a result of a $3.0 million bargain purchase gain on the FDIC-assisted acquisition of SWCB in the second quarter of 2010, along with a $2.5 million premium on sale of student loans during the nine month period ended September 30, 2010, with none during the same period this year. The decrease in non-interest income was partially offset by a $1.1 million gain from the sale of MasterCard stock in the second quarter of 2011 (see further discussion later in this section).

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

Table 5 shows non-interest income for the three month and nine month periods ended September 30, 2011 and 2010, respectively, as well as changes in 2011 from 2010.

Table 5: Non-Interest Income

	Three Months		2011		Nine Months		2011
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2011	2010	2010		2011	2010	2010
Trust income	$1,370	$1,343	$27	2.01%	$3,959	$3,763	$196	5.21%
Service charges on deposit accounts	4,450	4,388	62	1.41	12,519	13,428	(909)	-6.77
Other service charges and fees	695	646	49	7.59	2,281	2,096	185	8.83
Income on sale of mortgage loans, net of commissions	1,249	1,242	7	0.56	2,724	2,777	(53)	-1.91
Income on investment banking, net of commissions	203	369	(166)	-44.99	1,184	1,750	(566)	-32.34
Credit card fees	4,303	3,972	331	8.33	12,510	11,692	818	7.00
Premiums on sale of student loans	—	1,979	(1,979)	-100.00	—	2,524	(2,524)	-100.00
Bank owned life insurance income	261	404	(143)	-35.40	1,078	1,260	(182)	-14.44
Gain on FDIC-assisted transaction	—	—	—	—	—	3,037	(3,037)	-100.00
Other income	1,191	479	712	148.64	4,463	1,943	2,520	129.70
Total non-interest income	$13,722	$14,822	$(1,100)	-7.42%	$40,718	$44,270	$(3,552)	-8.02%

Recurring fee income for the three month period ended September 30, 2011, was $10.8 million, an increase of $469,000 from the three month period ended September 30, 2010. Service charges on deposit accounts increased by $62,000, the first quarter we have not seen a significant decline in fee income from regulatory changes related to overdrafts on point-of-sale transactions. Credit card fees increased $331,000 due primarily to a higher volume of credit and debit card transactions. In July, the Federal Reserve released final rules regarding debit card fee income under the Durbin amendment. While the Durbin amendment only applies to banks of $10 billion or more in size, we have consistently indicated that we believe all banks will ultimately be negatively impacted. In fact, we continue to estimate the potential negative impact to our institution, going forward, to be approximately $600,000 annually.

Recurring fee income for the nine month period ended September 30, 2011, was $31.3 million, an increase of $290,000 from the same period in 2010. Service charges on deposit accounts decreased by $909,000, due to a decline in fee income as a result of last year’s regulatory changes related to overdrafts on point-of-sale transactions. Credit card fees increased $818,000 for the nine months ended September 30, due primarily to a growing volume of credit and debit card transactions.

Income on investment banking decreased $166,000 and $566,000, for the three months and nine months ended September 30, 2011, respectively, compared to the same period in 2010. The decrease is primarily the result of a favorable mark-to-market adjustment on trading investments during 2010, with unfavorable adjustments in 2011.

As expected, premiums on sale of student loans decreased by $2.0 million and $2.5 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010. U.S. Government legislation has eliminated the private sector from providing student loans after the 2009-2010 school year. Therefore, we had no student loan sales in the first nine months of 2011, and do not anticipate any sales for the remainder of the year. See Loan Portfolio section for additional information on student loans.

There were no realized gains or losses from the sale of securities for the three and nine month periods ended September 30, 2011, with no realized gains or losses for the three and nine month period ended September 30, 2010.

Other non-interest income for the three months ended September 30, 2011, increased by $712,000, over the same period last year. Approximately $465,000 of this increase was related to SSB, our October 2010 FDIC-assisted transaction, including accretion on assets acquired. The remainder of the increase is related to credit card incentives and other miscellaneous income.

Other non-interest income for the nine months ended September 30, 2011, increased by $2.5 million, over the same period last year. Approximately $1.3 million of this increase was related to SSB, including accretion on assets acquired. The other significant reason for this increase was the $1.1 million gain from the sale of MasterCard stock in the second quarter of 2011. On May 31, 2006, MasterCard Incorporated completed its Initial Public Offering (“IPO”). As a part of the IPO, approximately 41% of the equity was issued to member-banks as Class B common stock. Conversion of Class B shares to Class A shares was restricted as to the timing and number of shares eligible until the fourth anniversary of the IPO. As a member-bank the Company received 4,077 shares of MasterCard Class B stock. As there was no market or readily ascertainable fair market value for the class B shares, they were recorded with no basis value. On May 31, 2010, restrictions on the conversion of the Class B shares to Class A shares expired, permitting Class B stockholders to convert Class B shares into an equal number of Class A shares for prompt disposition to the public. On May 13, 2011, the Company applied for conversion of its class B shares to Class A common stock and recorded a $1.1 million pre-tax gain upon conversion approval by MasterCard Incorporated and immediately sold the Class A shares.

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

Non-interest expense for the three and nine month periods ended September 30, 2011, was $27.6 million and $86.3 million, an increase of $875,000, or 3.3%, and $5.5 million, or 6.8%, from the same periods in 2010. Included in non-interest expense for the three and nine months ended September 30, 2011, were approximately $1.7 million and $5.9 million, respectively, in incremental normal operating expenses for our third quarter 2010 FDIC-assisted acquisition in Kansas. Normalizing for these incremental operating expenses and for nonrecurring items, non-interest expense for the three month period decreased by approximately $654,000, or 2.5%, from the previous year. Non-interest expense for the nine months ended September 30, 2011, was flat when compared to the same period in 2010, after normalizing for the incremental Kansas operating expenses and for nonrecurring items (see Table 13 in the Reconciliation of non-GAAP Measures section of this Item for details of the nonrecurring items). These decreases in normalized non-interest expense are principally the result of the implementation of our efficiency initiatives.

Salaries and employee benefits increased by $724,000, or 4.9%, and $4.0 million, or 9.0%, respectively, for the three and nine month periods ended September 30, 2011. Occupancy expense increased by $318,000, or 16.7%, and $881,000, or 15.6%, respectively, for the same periods. These increases were primarily related to the Kansas FDIC-assisted acquisition. Normalizing for the incremental expenses related to the acquisition, salaries and employee benefits decreased by 1.5% in the three month period of 2011 from 2010, and increased by 1.8% in the and nine month period of 2011 over 2010, while occupancy expense was relatively flat over the same periods.

Deposit insurance for the three and nine months ended September 30, 2011, decreased $674,000 and $807,000, respectively, from the same periods in 2010. The decrease was primarily due to a decrease in deposit insurance premiums resulting from changes in the FDIC’s assessment base and rates. Deposit insurance expense for the three months ended September 30, 2011, included some accrual adjustments for the previous quarter, resulting in a lower expense for the quarter than is expected for future quarters.

Credit card expense for the three and nine months ended September 30, 2011, increased $236,000 and $768,000, respectively, from the same periods in 2010. This increase was primarily due to the increased card usage, interchange fees and other related expense resulting from initiatives we have taken to grow our credit card portfolio.

Table 6 below shows non-interest expense for the three month and nine month periods ended September 30, 2011 and 2010, respectively, as well as changes in 2011 from 2010.

Table 6: Non-Interest Expense

	Three Months		2011		Nine Months		2011
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2011	2010	2010		2011	2010	2010
Salaries and employee benefits	$15,533	$14,809	$724	4.89%	$49,085	$45,039	$4,046	8.98%
Occupancy expense, net	2,224	1,906	318	16.68	6,513	5,632	881	15.64
Furniture and equipment expense	1,763	1,542	221	14.33	4,912	4,563	349	7.65
Other real estate and foreclosure expense	215	304	(89)	-29.28	532	676	(144)	-21.30
Deposit insurance	211	885	(674)	-76.16	2,092	2,899	(807)	-27.84
Merger related costs	—	134	(134)	-100.00	357	577	(220)	-38.13
Other operating expenses
Professional services	1,010	1,041	(31)	-2.98	3,216	3,042	174	5.72
Postage	586	594	(8)	-1.35	1,785	1,868	(83)	-4.44
Telephone	641	584	57	9.76	1,909	1,707	202	11.83
Credit card expenses	1,643	1,407	236	16.77	4,805	4,037	768	19.02
Operating supplies	365	354	11	3.11	1,197	1,013	184	18.16
Amortization of intangibles	222	187	35	18.72	670	575	95	16.52
Other expense	3,220	3,011	209	6.94	9,227	9,202	25	0.27
Total non-interest expense	$27,633	$26,758	$875	3.27%	$86,300	$80,830	$5,470	6.77%

LOAN PORTFOLIO

Our loan portfolio, including loans covered by FDIC loss share agreements, averaged $1.832 billion and $1.856 billion during the first nine months of 2011 and 2010, respectively. As of September 30, 2011, total loans, excluding loans covered by FDIC loss share agreements, were $1.632 billion, a decrease of $52 million from December 31, 2010. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Table 7: Loan Portfolio

	September 30,	December 31,
(In thousands)	2011	2010
Consumer
Credit cards	$182,886	$190,329
Student loans	50,620	61,305
Other consumer	112,947	118,581
Total consumer	346,453	370,215
Real Estate
Construction	113,317	153,772
Single family residential	353,917	364,442
Other commercial	550,410	548,360
Total real estate	1,017,644	1,066,574
Commercial
Commercial	138,724	150,501
Agricultural	123,873	86,171
Total commercial	262,597	236,672
Other	4,847	10,003
Total loans before allowance for loan losses	$1,631,541	$1,683,464

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $346.5 million at September 30, 2011, or 21.2% of total loans, compared to $370.2 million, or 22.0% of total loans at December 31, 2010. The decrease in consumer loans from December 31, 2010, to September 30, 2011, was primarily due to the paydowns of student loans, the seasonal decline in our credit card portfolio and declines in our indirect lending area.

Simmons First had been in the student loan business since 1966, and we believe that the banking industry had been very efficient in serving the students and the schools in Arkansas. However, U.S. Government legislation has eliminated the private sector from providing student loans after the 2009 - 2010 school year. Therefore, as of September 30, 2010, the Company and the banking industry are no longer providers of student loans.

As for our current student loan portfolio, we have sold the loans we originated during the 2009-2010 school year under the program established in 2008 in which the government purchased the loans at par plus a premium. Sales of these loans during the third quarter of 2010 have left $50.6 million of student loans in our portfolio that will not qualify for the government purchase program, down $10.7 million, or 17.4%, from December 31, 2010. We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $1.018 billion at September 30, 2011, or 62.4% of total loans, compared to the $1.067 billion, or 63.4% of total loans at December 31, 2010. Our construction and development (“C&D”) loans decreased by $40.5 million, or 26.3%, with loans either migrating to our commercial real estate (“CRE”) portfolio or being liquidated or refinanced elsewhere. Considering the challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix. Our C&D loans represent only 6.9% of our loan portfolio and, CRE loans (excluding C&D) represent 33.7% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of commercial loans and agricultural loans. Commercial loans were $262.6 million at September 30, 2011, or 16.1% of total loans, compared to $236.7 million, or 14.1% of total loans at December 31, 2010. An increase in the agricultural loan portfolio due primarily to seasonality was partially offset by a decrease in other commercial loans due to weak loan demand throughout Arkansas, Kansas and southern Missouri.

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

A summary of the covered assets at the indicated dates are reflected in Table 8:

Table 8: Covered Assets

	September 30,	December 31,
(In thousands)	2011	2010
Loans, net of discount	$172,394	$231,600
Other real estate owned, net of discount	13,845	8,717
FDIC indemnification asset	51,223	60,235
Total covered assets	$237,462	$300,552

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company. Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis. Student loans are classified as impaired when payment of interest or principal is 90 days past due. Approximately $2.5 million of government guaranteed student loans were over 90 days past due during the quarter ending September 30, 2011. Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest. Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding other real estate covered by FDIC loss share agreements, increased by $3.8 million from December 31, 2010, to September 30, 2011. The majority of the increase was related to moving two classified credits, previously reported as performing troubled debt restructurings (“TDRs”), to nonaccrual status. As a result of these credit reclassifications, non-performing assets, including TDRs, as a percent of total assets were 1.56% at September 30, 2011, compared to 1.71% at December 31, 2010.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. The Company had TDRs totaling $15.3 million and $21.6 million at September 30, 2011, and December 31, 2010, respectively. The majority of performing and non-performing TDRs are in our CRE portfolio.

The Company returns TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy has shown signs of improvement, it remains unsettled with much uncertainty of the impact from the current debt and budget crisis. Also, despite the challenges in housing and commercial real estate markets, overall, we continue to maintain relatively good asset quality compared to the rest of the industry. The allowance for loan losses as a percent of total loans was 1.79% as of September 30, 2011. Non-performing loans equaled 1.14 % of total loans. Non-performing assets were 1.24% of total assets, up 12 basis points from year end. The allowance for loan losses was 157% of non-performing loans. Our annualized net charge-offs to total loans for the first nine months of 2011 was only 0.50%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.31%. Annualized net credit card charge-offs to total credit card loans for the most recent quarter were 1.94%, compared to 2.37% during the full year 2010, yet more than 400 basis points below the most recently published industry average for credit card charge-offs.

The Company does not own any securities backed by subprime mortgage assets, and offers no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual and other real estate owned (excluding covered loans and covered other real estate owned).

Table 9: Non-performing Assets

	September 30,	December 31,
($ in thousands)	2011	2010
Nonaccrual loans (1)	$15,343	$11,186
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	2,496	1,736
Other loans	777	969
Total loans past due 90 days or more	3,273	2,705
Total non-performing loans	18,616	13,891
Other non-performing assets:
Foreclosed assets held for sale	22,159	23,204
Other non-performing assets	191	109
Total other non-performing assets	22,350	23,313
Total non-performing assets	$40,966	$37,204
Performing TDRs	$10,393	19,426
Allowance for loan losses to non-performing loans	156.59%	190.17%
Non-performing loans to total loans	1.14%	0.83%
Non-performing loans to total loans (excluding Government guaranteed student loans) (2)	0.99%	0.72%
Non-performing assets to total assets (3)	1.24%	1.12%
Non-performing assets to total assets (excluding Government guaranteed student loans) (2) (3)	1.17%	1.07%

(1) Includes nonaccrual TDRs of approximately $5.0 million at September 30, 2011, and $2.1 million at December 31, 2010.

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

There was no interest income on the nonaccrual loans recorded for the nine month periods ended September 30, 2011 and 2010.

At September 30, 2011, impaired loans, net of government guarantees, were $46.8 million compared to $50.6 million at December 31, 2010. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

Unallocated Portion

Allowance allocations other than specific, classified and general are included in the unallocated portion. While allocations are made for loans based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio. Factors to consider include national and state economic conditions such as increases in unemployment, the recent real estate lending crisis, the volatility in the stock market and the unknown impact of the various government stimulus programs. Various Federal Reserve articles and reports indicate the economy is in a moderate recovery, but questions remain about the durability of growth and whether it can be sustained by private demand. While the recession may be over, production, income, sales and employment are at very low levels. With moderate economic growth, it is possible the recovery could take years. The unemployment rate seems likely to remain elevated for several years. In addition, there is now much uncertainty related to the potential impact of the current debt and budget crisis, and the possible downgrading of our national debt. The unallocated reserve addresses inherent probable losses not included elsewhere in the allowance for loan losses. While calculating allocated reserve, the unallocated reserve supports uncertainties within the loan portfolio.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10: Allowance for Loan Losses

(In thousands)	2011	2010
Balance, beginning of year	$26,416	$25,016
Loans charged off
Credit card	3,441	4,103
Other consumer	1,360	1,911
Real estate	2,280	8,203
Commercial	1,185	679
Total loans charged off	8,266	14,896
Recoveries of loans previously charged off
Credit card	735	810
Other consumer	504	756
Real estate	545	3,382
Commercial	372	218
Total recoveries	2,156	5,166
Net loans charged off	6,110	9,730
Provision for loan losses	8,845	10,396
Balance, September 30	$29,151	25,682
Loans charged off
Credit card		1,218
Other consumer		560
Real estate		1,361
Commercial		567
Total loans charged off		3,706
Recoveries of loans previously charged off
Credit card		225
Other consumer		128
Real estate		275
Commercial		79
Total recoveries		707
Net loans charged off		2,999
Provision for loan losses		3,733
Balance, end of year		$26,416

Provision for Loan Losses

The amount of provision to the allowance during the three and nine month periods ended September 30, 2011 and 2010, and for the year ended December 31, 2010, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience. It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, to determine the level of provision made to the allowance.

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

As of September 30, 2011, the allowance for loan losses reflects an increase of approximately $2.7 million from December 31, 2010, while total loans decreased by $51.9 million over the same nine month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas, Kansas and southern Missouri. The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain. We are also cautious regarding the continued softening of the real estate market. The housing industry remains one of the weakest links for economic recovery. Although the state unemployment rates in our markets are lagging behind the national average, they have continued to rise. We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary. Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is adequate for the period ended September 30, 2011.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 11.

Table 11: Allocation of Allowance for Loan Losses

	September 30, 2011		December 31, 2010
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)
Credit cards	$5,527	11.2%	$5,549	11.3%
Other consumer	1,668	10.0%	1,703	10.7%
Real estate	9,761	62.4%	9,692	63.4%
Commercial	2,367	16.1%	2,277	14.1%
Other	198	0.3%	255	0.5%
Unallocated	9,630		6,940
Total	$29,151	100.0%	$26,416	100.0%

(1) Percentage of loans in each category to total loans not covered by FDIC loss share.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 84 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of September 30, 2011, core deposits comprised 83.4% of our total deposits.

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

Our total deposits as of September 30, 2011, were $2.635 billion, an increase of $26.0 million from December 31, 2010. We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts increased $102.2 million to $531.0 million at September 30, 2011, compared to $428.8 million at December 31, 2010. Interest bearing transaction and savings accounts were $1.195 billion at September 30, 2011, a $25.2 million decrease compared to $1.220 billion on December 31, 2010. Total time deposits decreased approximately $51.0 million to $908.9 million at September 30, 2011, from $959.9 million at December 31, 2010. We had $21.4 million and $21.5 of brokered deposits at September 30, 2011, and December 31, 2010, respectively.

LONG-TERM DEBT

Our long-term debt was $122.5 million and $164.3 million at September 30, 2011, and December 31, 2010, respectively. The outstanding balance for September 30, 2011, includes $91.6 million in FHLB long-term advances and $30.9 million of trust preferred securities. During the nine months ended September 30, 2011, we reduced long-term debt by $41.8 million, or 25.4%, from December 31, 2010, through scheduled payoffs of FHLB advances.

CAPITAL

Overview

At September 30, 2011, total capital reached $407.7 million. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At September 30, 2011, our equity to asset ratio was 12.4% compared to 12.0% at year-end 2010.

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

On September 27, 2011, we announced the reinstatement of the existing stock repurchase program. Simmons First continues to have one of the strongest capital positions within our peer group. A portion of our capital has been allocated for our acquisition program, and we plan to leave this portion of our capital available for this purpose. However, based on our recent stock price, we plan to utilize a portion of our annual earnings to repurchase shares. The reinstatement of the repurchase program allows us to acquire shares for corporate purposes, as well as make an investment in our Company. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. We intend to use the repurchased shares for stock based compensation programs, for payment of future stock dividends and for general corporate purposes. During the nine month period ended September 30, 2011, after announcing the reinstatement of the program, we repurchased 19,000 shares of stock with a weighted average repurchase price of $21.60 per share. Under the current stock repurchase plan, the Company can repurchase an additional 626,672 shares.

Cash Dividends

We declared cash dividends on our common stock of $0.57 per share for the first nine months of 2011 compared to $0.57 per share for the first nine months of 2010. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2011, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at September 30, 2011, and December 31, 2010, are presented in Table 12 below:

Table 12: Risk-Based Capital

	September 30,	December 31,
($ in thousands)	2011	2010
Tier 1 capital
Stockholders’ equity	$407,659	$397,371
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums	(48,403)	(49,953)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(630)	(512)
Total Tier 1 capital	388,626	376,906
Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	6	7
Qualifying allowance for loan losses	23,337	23,553
Total Tier 2 capital	23,343	23,560
Total risk-based capital	$411,969	$400,466
Risk weighted assets	$1,859,657	$1,879,832
Assets for leverage ratio	$3,210,283	$3,327,825
Ratios at end of period
Tier 1 leverage ratio	12.11%	11.33%
Tier 1 risk-based capital ratio	20.90%	20.05%
Total risk-based capital ratio	22.15%	21.30%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13: Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
Net Income	$7,257	$7,620	$19,069	$20,557
Nonrecurring items
Gain on sale of MasterCard stock	—	—	(1,132)	—
Gain on FDIC-assisted transaction	—	—	—	(3,037)
Merger related costs	—	134	357	577
Branch right sizing	—	—	141	372
Tax effect (1)	—	(53)	248	716
Net nonrecurring items	—	81	(386)	(1,372)
Core earnings (non-GAAP)	$7,257	$7,701	$18,683	$19,185

Diluted earnings per share	$0.42	$0.44	$1.10	$1.19
Nonrecurring items
Gain on sale of MasterCard stock	—	—	(0.07)	—
Gain on FDIC-assisted transaction	—	—	—	(0.18)
Merger related costs	—	—	0.02	0.03
Branch right sizing	—	—	0.01	0.02
Tax effect (1)	—	—	0.02	0.05
Net nonrecurring items	—	—	(0.02)	(0.08)
Diluted core earnings per share (non-GAAP)	$0.42	$0.44	$1.08	$1.11

(1) Effective tax rate of 39.225%; with 2010 adjusted for additional fair value deduction related to the donation of a closed branch with a fair value significantly higher than its book value.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements. At September 30, 2011, undivided profits of the Company's subsidiary banks were approximately $222.8 million, of which approximately $17.8 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009. The Company grew deposits through various initiatives, and built additional liquidity in each of its subsidiary banks by securing additional long-term funding from FHLB borrowings. At September 30, 2011, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong. At September 30, 2011, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 21.0% of total assets, as compared to 18.6% at December 31, 2010.

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

The first source of liquidity available to the Company is Federal funds. Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. In addition, the Company and its subsidiary banks have approximately $91 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds, we have a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $40 million in funds on a given day. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our network of subsidiary banks throughout Arkansas. Although this method can be a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $332 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 22% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

The table below presents our interest rate sensitivity position at September 30, 2011. This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models. Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 14: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$490,283	$—	$—	$—	$—	$—	$—	$490,283
Assets held in trading accounts	5,252	—	—	—	—	—	—	5,252
Investment securities	74,394	135,985	123,668	65,222	63,330	43,509	138,773	644,881
Mortgage loans held for sale	21,037	—	—	—	—	—	—	21,037
Loans	619,143	109,530	158,919	280,160	251,164	191,678	20,947	1,631,541
Covered loans	76,094	12,641	1,904	21,040	20,837	39,080	798	172,394
Total earning assets	1,286,203	258,156	284,491	366,422	335,331	274,267	160,518	2,965,388
Interest bearing liabilities
Interest bearing transaction and savings deposits	692,984	—	—	—	100,385	301,154	100,384	1,194,907
Time deposits	80,561	174,767	230,518	244,118	96,343	82,504	71	908,882
Short-term debt	98,767	—	—	—	—	—	—	98,767
Long-term debt	21,134	2,469	1,467	4,326	16,104	25,316	51,685	122,501
Total interest bearing liabilities	893,446	177,236	231,985	248,444	212,832	408,974	152,140	2,325,057
Interest rate sensitivity Gap	$392,757	$80,920	$52,506	$117,978	$122,499	$(134,707)	$8,378	$640,331
Cumulative interest rate sensitivity Gap	$392,757	$473,677	$526,183	$644,161	$766,660	$631,953	$640,331
Cumulative rate sensitive assets to rate sensitive liabilities	144.0%	144.2%	140.4%	141.5%	143.5%	129.1%	127.5%
Cumulative Gap as a % of earning assets	13.2%	16.0%	17.7%	21.7%	25.9%	21.3%	21.6%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities. The Company made the following purchases of its common stock during the three months ended September 30, 2011:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans
July 1 – July 31	—	$—	—	645,672
August 1 – August 31	—	—	—	645,672
September 1 – September 30	19,000	21.60	19,000	626,672
Total	19,000	$21.60	19,000

Item 6. Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement, dated as of May 14, 2010, among Federal Insurance Deposit Corporation, Receiver of Southwest Community Bank, Springfield, Missouri, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for May 19, 2010 (File No. 000-06253)).

2.2	Purchase and Assumption Agreement, dated as of October 15, 2010, among Federal Insurance Deposit Corporation, Receiver of Security Savings Bank F.S.B., Olathe, Kansas, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 21, 2010 (File No. 000-06253)).

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2007 (File No. 000-06253)).

10.1	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Robert A. Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.2	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.3	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.4	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Robert A. Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.5	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.6	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.7	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Robert A. Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.8	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.9	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.10	Notice of discretionary bonuses to J. Thomas May, David L. Bartlett, Robert A. Fehlman, Marty D. Casteel and Robert C. Dill (incorporated by reference to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.11	Deferred Compensation Agreements, adopted January 25, 2010, between Simmons First National Corporation and Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibits 10.2 and 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.12	Simmons First National Corporation Executive Retention Program, adopted January 25, 2010, and notice of retention bonuses to David Bartlett, Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.13	Simmons First National Corporation Executive Stock Incentive Plan – 2010, adopted January 25, 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.14	Deferred Compensation Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.15	Simmons First National Corporation Executive Retention Program (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.16	Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.17	Change in Control Agreement for J. Thomas May (incorporated by reference to Exhibit 10(a) to Simmons First National Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (File No. 000-06253)).

10.18	Change in Control Agreement for Robert A. Fehlman (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.19	Change in Control Agreement for David Bartlett (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 2, 2006 (File No. 000-06253)).

10.20	Change in Control Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.21	Change in Control Agreement for Robert Dill (incorporated by reference to Exhibit 10.21 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.22	Amendment to Change in Control Agreement for Robert C. Dill (incorporated by reference to Exhibit 10.22 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.23	Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.24	First Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.24 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.25	Second Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.26	Executive Salary Continuation Agreement for David L. Bartlett (incorporated by reference to Exhibit 10.26 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.27	409A Amendment to the Simmons First Bank of Hot Springs Executive Salary Continuation Agreement for David Bartlett (incorporated by reference to Exhibit 10.27 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.28	Simmons First National Corporation Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134276)).

10.29	Simmons First National Corporation Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134301)).

10.30	Simmons First National Corporation Executive Stock Incentive Plan – 2001 (incorporated by reference to Definitive Additional Materials to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed April 2, 2001 (File No. 000-06253)).

10.31	Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 1.2 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.32	First Amendment to Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed June 4, 2007 (File No. 000-06253)).

10.33	Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.3 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.34	Amended and Restated Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.1 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2008 (File No. 000-06253)).

10.35	Simmons First National Corporation Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed May 20, 1998 (File No. 333-53119)).

10.36	Simmons First National Corporation Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed July 14, 2004 (File No. 333-117350)).

10.37	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 12, 2009 (File No. 000-06253)).

12.1	Computation of Ratios of Earnings to Fixed Charges.*

14	Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification – J. Thomas May, Chairman and Chief Executive Officer.*
83

31.2	Rule 13a-14(a)/15d-14(a) Certification – Robert A. Fehlman, Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date: November 9, 2011	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date: November 9, 2011	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer