Form 10-K
period 2011-12-31
SIMMONS FIRST NATIONAL CORP
filed 2012-03-07
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[x]	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the fiscal year ended: December 31, 2011
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
[  ] Yes     [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes     [x] No

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

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).     [  ] Yes     [x] No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2011, was $406,151,971 based upon the last trade price as reported on the NASDAQ Global Select Market® of $25.66.

The number of shares outstanding of the Registrant's Common Stock as of February 3, 2012, was 17,214,120.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2012.

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

Company Overview

Simmons First National Corporation (the “Company) is a multi-bank financial holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company is headquartered in Arkansas with total assets of $3.3 billion, loans of $1.7 billion, deposits of $2.7 billion and equity capital of $408 million as of December 31, 2011.  We own eight community banks that are strategically located throughout Arkansas and conduct our operations through 88 offices, of which 84 are branches, or “financial centers,” located in 47 communities in Arkansas, Missouri and Kansas.

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

In late 2007, as we anticipated deteriorating economic conditions, we concentrated on maintaining our strong asset quality, building capital and improving our liquidity position.  We intensified our focus on loan underwriting and on monitoring our loan portfolio in order to maintain asset quality, which is well above our peer group and the industry average.  From late 2007 to December 31, 2009, our liquidity position (net overnight funds sold) improved by approximately $150 million as a result of a strategic initiative to introduce deposit products that grew our core deposits in transaction and savings accounts and improved our deposit mix.  Transaction and savings deposits increased from 48% of total deposits as of December 31, 2007, to 62% of total deposits as of December 31, 2009, to 63% of total deposits as of December 31, 2010, and to 67% of total deposits as of December 31, 2011.

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

In 2010, we expanded outside the borders of Arkansas by acquiring two failed institutions through FDIC-assisted transactions.  The first was a $100 million failed bank located in Springfield, Missouri and the second was a $400 million failed thrift located in Olathe, Kansas.  On both transactions, we entered into a loss share agreement with the FDIC, which provides significant protection of 80% of covered assets.  As part of the acquisitions, we recognized a pre-tax bargain purchase gain of $3.0 million and $18.3 million, respectively, on the Missouri and Kansas transactions.

In September 2011, we reinstated our stock repurchase program as we continue to have one of the strongest capital positions within our peer group.  A portion of our capital has been allocated for our acquisition program, and we plan to leave this portion available for this purpose.  However, we plan to utilize a portion of our annual earnings to repurchase shares from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.

Acquisition Strategy

We believe we are strategically positioned to leverage our strong capital position to grow through acquisitions.  In the near term, the disruptions in the financial markets continue to create opportunities for strong financial institutions to acquire selected assets and deposits of failed banks through FDIC-assisted transactions.  We intend to continue focusing our near term acquisition strategy on such transactions.  We also believe that the challenging economic environment combined with more restrictive bank regulatory reform will cause many financial institutions to seek merger partners in the intermediate future.  We believe our community bank model, strong capital and successful acquisition history position us as a purchaser of choice for community banks seeking a strong partner.

We expect that our primary geographic target area for acquisitions, both FDIC-assisted and negotiated, will continue within a 325 mile radius of central Arkansas.  Our first priority will be to focus on acquisitions within Arkansas while also seeking acquisitions within our target area in states contiguous to Arkansas.  The senior management teams of both our parent company and lead bank have had extensive experience during the past twenty years in acquiring banks, branches and deposits and post-acquisition integration of operations.  We believe this experience positions us to successfully acquire and integrate banks on both an FDIC-assisted and unassisted basis.

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

Efficiency Initiatives

In 2008, we began two significant initiatives to improve our operating performance by implementing cost efficiencies and selected revenue enhancements.  These initiatives have led to cost savings and revenue enhancements in 2010 and 2011 are expected to lead to further improvements in years beyond.

Our first such initiative was an effort to leverage our corporate buying power to renegotiate our existing vendor contracts at lower prices and to maximize the return on our investment in technology.  We began to benefit from operating expense savings as a result of more favorable contract terms with our vendors in 2009 with the full annualized benefits substantially realized in 2011.

Our second initiative, which is larger in scope, was to identify and implement process improvements.  We have reviewed our business processes in an effort to improve our profitability while preserving the quality of our customer service.  The scope of this initiative includes implementing revenue enhancements, further consolidating back office processes and refining our organizational structure.  We began implementing this initiative in 2010, continued throughout 2011 and intend to finalize implementation in 2012.  We have experienced savings and additional revenue and expect to experience significant savings and revenue enhancements as this initiative takes full effect.

Subsidiary Banks

Our lead bank, SFNB, is a national bank which has been in operation since 1903.   As of December 31, 2011, SFNB had total assets of $1.8 billion, total loans of $0.9 billion and total deposits of $1.5 billion.  Simmons First Trust Company N.A., a wholly owned subsidiary of SFNB, performs the trust and fiduciary business operations for SFNB and for us.  Simmons First Investment Group, Inc., a wholly owned subsidiary of SFNB, is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority and performs the broker-dealer operations for SFNB.

The following table shows our community subsidiary banks other than the lead bank:

	Year		As of December 31, 2011
Subsidiary	Acquired	Primary Market	Assets	Loans	Deposits
			(In thousands)
Simmons First Bank of Northeast Arkansas	1984	Northeast Arkansas	$340,348	$259,573	$295,025
Simmons First Bank of South Arkansas	1984	Southeast Arkansas	190,727	82,697	162,715
Simmons First Bank of Northwest Arkansas	1995	Northwest Arkansas	249,938	135,301	201,781
Simmons First Bank of Russellville	1997	Russellville, Arkansas	185,652	97,238	134,421
Simmons First Bank of Searcy	1997	Searcy, Arkansas	145,701	96,169	112,226
Simmons First Bank of El Dorado	1999	South central Arkansas	231,965	84,265	195,091
Simmons First Bank of Hot Springs	2004	Hot Springs, Arkansas	170,987	69,665	128,412

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

The Boards of Directors of each of our subsidiary banks review the adequacy of its allowance for loan losses on a monthly basis giving consideration to past due loans, non-performing loans, other impaired loans, and current economic conditions.  Our loan review department monitors each of its subsidiary bank's loan information monthly.  In addition, the loan review department prepares an analysis of the allowance for loan losses for each subsidiary bank twice a year, and reports the results to our Audit and Security Committee.  In order to verify the accuracy of the monthly analysis of the allowance for loan losses, the loan review department performs an on-site detailed review of each subsidiary bank's loan files on a semi-annual basis.  Additionally, we have instituted a Special Asset Committee for the purpose of reviewing criticized loans in regard to collateral adequacy, workout strategies and proper reserve allocations.

The Board of Directors has delegated oversight of assets covered by FDIC loss share agreements to the Loss Share Loan Committee, comprised of the Corporate CEO, President and an Executive Vice President, along with several SFNB executives.  The Board authorizes the Committee to transact loan origination, renewal and workout procedures relative to FDIC-assisted acquisitions.  Duties of the Committee shall be carried out in accordance with the Purchase and Assumption Agreements executed between the Bank and the FDIC.

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

Employees

As of February 3, 2012, the Company and its subsidiaries had approximately 1,075 full time equivalent employees.  None of the employees is represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups.  We consider our relationship with our employees to be good.

Executive Officers of the Company

The following is a list of all executive officers of the Company.  The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

J. Thomas May	65	Chairman and Chief Executive Officer	25
David L. Bartlett	60	President and Chief Operating Officer	15
Robert A. Fehlman	47	Executive Vice President and Chief Financial Officer	23
Marty D. Casteel	60	Executive Vice President and Secretary	23
Robert C. Dill	68	Executive Vice President, Marketing	45
David W. Garner	42	Senior Vice President and Controller	14
Kevin J. Archer	48	Senior Vice President/Credit Policy and Risk Assessment	16
Sharon K. Burdine	46	Senior Vice President and Human Resources Director	14
Tina M. Groves	42	Senior Vice President/Manager, Audit/Compliance	6

Board of Directors of the Company

The following is a list of the Board of Directors of the Company as of December 31, 2011, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

William E. Clark, II	Chairman and Chief Executive Officer
Clark Contractors, LLC

Steven A. Cossé	Executive Vice President and General Counsel (retired)
Murphy Oil Corporation

Edward Drilling	President
AT&T Arkansas

Sharon L. Gaber	Provost and Vice Chancellor for Academic Affairs
University of Arkansas

Eugene Hunt	Attorney
Hunt Law Firm

George A. Makris, Jr.	President
M.K. Distributors, Inc.

J. Thomas May	Chairman and Chief Executive Officer
Simmons First National Corporation

W. Scott McGeorge	President
Pine Bluff Sand and Gravel Company

Harry L. Ryburn	Orthodontist (retired)

Robert L. Shoptaw	Chairman of the Board
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

Following the regulatory realignment, the lead bank remained a national bank regulated by the OCC while the other seven affiliate banks became state member banks and with the Arkansas State Bank Department as their primary regulator and the Federal Reserve as their federal regulator.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect how community banks, thrifts, and small bank and thrift holding companies are regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, and impose new capital requirements on bank and thrift holding companies.

The Dodd-Frank Act also made permanent the temporary increase in deposit insurance coverage from $100,000 to $250,000 that was included in the EESA, and extends until December 31, 2012 the period during which the FDIC will provide unlimited deposit insurance for "noninterest bearing transaction accounts".

Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.24 per transaction.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule has affected  the competitiveness of debit cards issued by smaller banks and has negatively impacted our earnings.

The Dodd-Frank Act also established the Bureau of Consumer Financial Protection (the “CFPB”) as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways.

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

Basel Committee

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase – in arrangements for a strengthened set of capital requirements, known as Basel III.  Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7% . This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%.  In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth.  Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.  The Basel III capital and liquidity standards will be phased in over a multi-year period.

The final package of Basel III reforms was submitted to the Seoul G20 Leaders Summit in November 2010 for endorsement by G20 leaders, and then will be subject to individual adoption by member nations, including the United States.  The Federal Reserve will likely implement changes to the capital adequacy standards applicable to the Company and our subsidiary banks in light of Basel III.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the states of Arkansas, Missouri and Kansas, and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates;  natural disasters; or a combination of these or other factors.

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

Some of the provisions of recent legislation and regulation that may adversely impact the Company include: the Durbin Amendment to the Dodd-Frank Act which mandates a limit to debit card interchange fees and Regulation E amendments to the EFTA regarding overdraft fees. These provisions may limit the type of products we offer, the methods by which we offer them, and the prices at which they are offered. These provisions may also increase our costs in offering these products.

The newly created CFPB has unprecedented authority over the regulation of consumer financial products and services. The CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers. The scope and impact of the CFPB's actions cannot be determined at this time, which creates significant uncertainty for the Company and the financial services industry in general.

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

Our loan portfolio in Northwest Arkansas has been more negatively impacted than our loan portfolio comprised from other regions in Arkansas. This fact results primarily from the acute contraction in that region’s economy and its real estate markets as compared to Arkansas as a whole. In 2010 we put an additional $9 million in capital into our Northwest Arkansas bank. A continued deterioration of the Northwest Arkansas economy or its failure to fully participate in an economic recovery could require us to further tighten our local lending standards, inject more capital into our Northwest Arkansas bank and increase allowances for loan losses relative to loans made in the region.

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

We have a significant consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in 2011, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 2.06% of our average outstanding credit card balances for the year ended December 31, 2011, compared to 2.37% of the average outstanding balances for the year ended on December 31, 2010. The current economic downturn could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

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

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Missouri and Kansas.  The Company and its eight banks conduct financial operations from 88 offices, of which 84 are financial centers, in 47 communities throughout Arkansas, Missouri and Kansas.

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

On September 14, 2011, plaintiffs filed a motion for requesting the circuit court enter a judgment on this matter.  The Company and South Arkansas timely filed an objection to the plaintiffs' motion.  On November 3, 2011, the circuit court denied the plaintiffs' motion.   The plaintiffs have filed a notice of appeal of the denial of the motion and have until late February, 2012 to lodge the record for appeal.  On February 13, 2012, the Company and South Arkansas filed a motion to dismiss the appeal along with a brief and a partial transcript.  At this time, no basis for any material liability has been identified.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFNC.” Set forth below are the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for each quarter of the fiscal years ended December 31, 2011 and 2010.  Also set forth below are dividends declared per share in each of these periods:

			Quarterly
	Price Per		Dividends
	Common Share		Per Common
	High	Low	Share
2011
1st quarter	$30.16	$26.45	$0.19
2nd quarter	27.28	24.14	0.19
3rd quarter	26.83	18.71	0.19
4th quarter	28.41	20.50	0.19

2010
1st quarter	$28.42	$24.99	$0.19
2nd quarter	29.50	25.46	0.19
3rd quarter	28.99	24.18	0.19
4th quarter	30.13	26.44	0.19

On February 3, 2012, the closing price for our common stock as reported on the NASDAQ was $28.38.  As of February 3, 2012, there were 1,291 shareholders of record of our common stock.

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

Our principal source of funds for dividend payments to our stockholders is distributions, including dividends, from our subsidiary banks, which are subject to restrictions tied to such institution’s earnings.  Under applicable banking laws, the declaration of dividends by SFNB in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency.  Further, as to Simmons First Bank of Northeast Arkansas, Simmons First Bank of El Dorado, Simmons First Bank of Northwest Arkansas, Simmons First Bank of South Arkansas, Simmons First Bank of Hot Springs, Simmons First Bank of Russellville and Simmons First Bank of Searcy, regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2011, approximately $18.7 million was available for the payment of dividends by the subsidiary banks without regulatory approval.  For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk – Liquidity and Market Risk Management," and Note 20, Stockholders’ Equity, of Notes to Consolidated Financial Statements.

Stock Repurchase

The Company made the following purchases of its common stock during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans

October 1 – October 31	64,628	$23.70	64,628	562,044
November 1 – November 30	45,347	24.84	45,347	516,697
December 1 – December 31	8,169	26.93	8,169	508,528
Total	118,144	$24.36	118,144

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

On September 27, 2011, we announced that we would reinstate the existing stock repurchase program.  Prior to the suspension of the program, we had repurchased 54,328 shares, thereby leaving authority to repurchase 645,672 shares under the program.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  We intend to use the repurchased shares to satisfy stock option exercises, for payment of future stock dividends and for general corporate purposes.

During 2011, after announcing the reinstatement of the program, we repurchased 137,144 shares of stock with a weighted average repurchase price of $23.98 per share.  Under the current stock repurchase plan, we can repurchase an additional 508,528 shares.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Bank Stock Index and the S&P 500 Stock Index.  The graph assumes an investment of $100 on December 31, 2006 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Simmons First National Corporation	100.00	86.73	98.96	96.08	101.24	99.58
NASDAQ Bank Index	100.00	80.09	62.84	52.60	60.04	53.74
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and  2007, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

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

	Years Ended December 31
(In thousands, except per share & other data)	2011	2010	2009	2008	2007

Income statement data:
Net interest income	$108,660	$101,949	$97,727	$94,017	$92,116
Provision for loan losses	11,676	14,129	10,316	8,646	4,181
Net interest income after provision for loan losses	96,984	87,820	87,411	85,371	87,935
Non-interest income	53,465	77,874	52,711	49,326	46,003
Non-interest expense	114,650	111,263	104,722	96,360	94,197
Income before taxes	35,799	54,431	35,400	38,337	39,741
Provision for income taxes	10,425	17,314	10,190	11,427	12,381
Net income	$25,374	$37,117	$25,210	$26,910	$27,360

Per share data:
Basic earnings	1.47	2.16	1.75	1.93	1.95
Diluted earnings	1.47	2.15	1.74	1.91	1.92
Diluted core earnings (non-GAAP) (1)	1.45	1.51	1.74	1.73	1.97
Book value	23.70	23.01	21.72	20.69	19.57
Tangible book value (non-GAAP) (2)	20.09	19.36	18.07	16.16	14.97
Dividends	0.76	0.76	0.76	0.76	0.73
Basic average common shares outstanding	17,309,488	17,204,200	14,375,323	13,945,249	14,043,626
Diluted average common shares outstanding	17,317,850	17,264,900	14,465,718	14,107,943	14,241,182

Balance sheet data at period end:
Assets	3,320,129	3,316,432	3,093,322	2,923,109	2,692,447
Investment securities	697,656	613,662	646,915	646,134	530,930
Total loans	1,737,844	1,915,064	1,874,989	1,933,074	1,850,454
Allowance for loan losses	30,108	26,416	25,016	25,841	25,303
Goodwill & other intangible assets	62,184	63,068	62,374	63,180	63,987
Non interest bearing deposits	532,259	428,750	363,154	334,998	310,181
Deposits	2,650,397	2,608,769	2,432,172	2,336,333	2,182,857
Long-term debt	89,898	133,394	128,894	127,741	51,355
Subordinated debt & trust preferred	30,930	30,930	30,930	30,930	30,930
Stockholders’ equity	407,911	397,371	371,247	288,792	272,406
Tangible stockholders’ equity (non GAAP) (2)	345,727	334,303	308,873	225,612	208,419

Capital ratios at period end:
Stockholders’ equity to total assets	12.29%	11.98%	12.00%	9.88%	10.12%
Tangible common equity to tangible assets (non-GAAP) (3)	10.61%	10.28%	10.19%	7.89%	7.93%
Tier 1 leverage ratio	11.86%	11.33%	11.64%	9.15%	9.06%
Tier 1 risk-based ratio	21.58%	20.05%	17.91%	13.24%	12.43%
Total risk-based capital ratio	22.83%	21.30%	19.17%	14.50%	13.69%
Dividend payout	51.70%	35.35%	43.68%	39.79%	38.02%

Annualized performance ratios:
Return on average assets	0.77%	1.19%	0.85%	0.94%	1.03%
Return on average equity	6.25%	9.69%	8.26%	9.54%	10.26%
Return on average tangible equity (non-GAAP) (2) (4)	7.54%	11.71%	10.61%	12.54%	13.78%
Net interest margin (5)	3.85%	3.78%	3.78%	3.75%	3.96%
Efficiency ratio (6)	67.86%	65.28%	65.69%	66.84%	64.94%

Balance sheet ratios: (7)
Nonperforming assets as a percentage of period-end assets	1.18%	1.12%	1.12%	0.64%	0.51%
Nonperforming loans as a percentage of period-end loans	1.02%	0.83%	1.35%	0.81%	0.60%
Nonperforming assets as a percentage of period-end loans & OREO	2.44%	2.18%	1.83%	0.96%	0.75%
Allowance/to nonperforming loans	186.14%	190.17%	98.81%	165.12%	226.10%
Allowance for loan losses as a percentage of period-end loans	1.91%	1.57%	1.33%	1.34%	1.37%
Net (recoveries) charge-offs as a percentage of average loans	0.49%	0.71%	0.58%	0.43%	0.23%

Other data
Number of financial centers	84	85	84	84	83
Number of full time equivalent employees	1,083	1,075	1,091	1,123	1,128

(1)
Diluted core earnings (net income excluding nonrecurring items) is a non-GAAP measure. The following nonrecurring items were excluded in the calculation of diluted core earnings per share (non-GAAP). In 2011, the Company recorded a $0.04 increase in EPS from the sale of MasterCard stock. Also in 2011, the Company recorded a $0.01 decrease in EPS from the closing cost of a branch and a $0.01 EPS decrease from merger related costs from an FDIC-assisted acquisition. In 2010, the Company recorded a net $0.65 increase in EPS from FDIC-assisted acquisitions (bargain purchase gains, merger related costs, gains from disposition of investment securities and costs from disposition of FHLB borrowings). Also in 2010, the Company recorded a $0.01 decrease in EPS from costs to close nine branches.  In 2008, the Company recorded a $0.13 increase in EPS from the cash proceeds on a mandatory Visa stock redemption and a $0.05 increase in EPS from the reversal of Visa, Inc.’s litigation expense recorded in 2007. In 2007, the Company recorded a $0.05 reduction in EPS from litigation expense associated with the recognition of certain contingent liabilities related to Visa, Inc.’s litigation.

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

	Years Ended December 31
($ in thousands, except per share data)	2011	2010	2009	2008	2007

Stockholders’ equity	$407,911	$397,371	$371,247	$288,792	$272,406
Less: Intangible assets
Goodwill	60,605	60,605	60,605	60,605	60,605
Other intangibles	1,579	2,463	1,769	2,575	3,382
Tangible stockholders’ equity (non-GAAP)	$345,727	$334,303	$308,873	$225,612	$208,419

Book value per share	$23.70	$23.01	$21.72	$20.69	$19.57
Tangible book value per share (non-GAAP)	$20.09	$19.36	$18.07	$16.16	$14.97
Shares outstanding	17,212,317	17,271,594	17,093,931	13,960,680	13,918,368

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
(6)
The efficiency ratio is total non-interest expense less foreclosure expense and amortization of intangibles, divided by the sum of net interest income on a fully taxable equivalent basis plus total non-interest income less security gains, net of tax. For the year ended December 31, 2011, this calculation excludes the $1.1 million gain on sale of MasterCard stock.  For the year ended December 31, 2010, this calculation excludes the gain on FDIC-assisted transactions of $21.3 million from total non-interest income. For the year ended December 31, 2009, this calculation excludes the FDIC special assessment of $1.4 million from total non-interest expense. For the year ended December 31, 2008, this calculation adds the VISA litigation expense reversal of $1.2 million to total non-interest expense and excludes gain on partial redemption of Visa shares of  $3.0 million from total non-interest income. For the year ended December 31, 2007, this calculation excludes VISA litigation expense of $1.2 million from total non-interest expense.

(7)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  We perform an annual goodwill impairment test, and more frequently if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually, or more frequently if certain conditions occur.  Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

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

2011 Overview

Our net income for the year ended December 31, 2011, was $25.4 million, or $1.47 diluted earnings per share, compared to $37.1 million, or $2.15 diluted earnings per share in 2010.  Net income in 2009 was $25.2 million, or $1.74 diluted earnings per share.

Net income for both 2011 and 2010 included several significant nonrecurring items that impacted net income, mostly related to our FDIC-assisted acquisitions.   Excluding all nonrecurring items, core earnings for the year ended December 31, 2011, were $25.0 million, or $1.45 diluted core earnings per share, compared to $26.0 million, or $1.51 diluted core earnings per share in 2010.  See Reconciliation of Non-GAAP Measures and Table 21 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

During the first half of 2011, we recorded a pre-tax gain of $1.1 million on the sale of MasterCard stock.  We also recorded pre-tax merger related costs of $0.4 million and branch right sizing expenses of $0.1 million.  After-taxes, the combined 2011 nonrecurring items contributed $0.4 million to net income, or $0.02 to diluted earnings per share.

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

Stockholders’ equity as of December 31, 2011, was $407.9 million, an increase of $10.5 million, or approximately 2.65%, from December 31, 2010.  Book value per share was $23.70 and tangible book value per share was $20.09.  Our ratio of stockholders’ equity to total assets was 12.3% and the ratio of tangible stockholders’ equity to tangible assets was 10.6% at December  30, 2011.  The Company’s Tier I leverage ratio of 11.86%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels.  See Table 18 – Risk-Based Capital for regulatory capital ratios.  Our excess capital positions us to continue to take advantage of unprecedented acquisition opportunities through FDIC-assisted transactions of failed banks.  We continue to actively pursue the right opportunities that meet our strategic plan regarding mergers and acquisitions.  As with our history, we will continue to be very deliberate and disciplined in these acquisition opportunities.

Total loans, including loans covered by FDIC loss share agreements, were $1.7 billion at December 31, 2011, a decrease of $177 million, or 9.3%, from the same period in 2010.  In our legacy portfolio, we experienced a decrease of $104 million, or 6.2%, compared to December 31, 2010. Additionally, like the rest of the industry, we continue to experience weak loan demand as a result of the overall general economic environment.  We believe loan demand is likely to remain soft through the first quarter of 2012, but we are becoming more optimistic relative to improved loan demand in the last half of 2012.  Loans covered by FDIC loss share agreements, which provide 80% Government guaranteed protection against credit risk on those covered assets, were $158 million at December 31, 2011, compared to $232 million at December 31, 2010.

Although the general state of the national economy has shown signs of improvement, it remains somewhat unsettled.  Also, despite continued challenges in the Northwest Arkansas region, overall, we continue to have good asset quality, compared to the rest of the industry. The allowance for loan losses as a percent of total loans was 1.91% at December 31, 2011.  Non-performing loans equaled 1.02% of total loans.  Non-performing assets were 1.18% of total assets.  The allowance for loan losses was 186.14% of non-performing loans.  The Company’s net charge-offs for 2011 were 0.49% of total loans.  Excluding credit cards, net charge-offs for 2011 were 0.30% of total loans.

Total assets at December 31, 2011, were $3.3 billion, an increase of $3.7 million, or 0.11%, over the period ended December 31, 2010.

Simmons First National Corporation is an Arkansas based financial holding company with $3.3 billion in assets and eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas.  Including one office in Missouri and nine offices in Kansas acquired in 2010 through FDIC-assisted transactions, our eight subsidiary banks conduct financial operations from 88 offices, of which 84 are financial centers, in 47 communities in Arkansas, Missouri and Kansas.

Efficiency Initiatives

We previously reported that we hired a consultant to help us identify and implement revenue enhancements, process improvements and branch staff level adjustments.  We are in the final stages of implementation and expect to be fully complete in 2012.  We estimate a total annual benefit from the efficiency initiative of approximately $5 million before tax, with a phase-in period from 2010 through 2012.  A portion of the benefit is projected from revenue enhancements, with the remainder from non-interest expense savings.  We assured our associates that no one would lose their job as a result of this initiative, as all positions impacted are being eliminated through attrition.

During June 2010, as scheduled as part of our branch right sizing initiative, and after much deliberation and analysis, we closed or consolidated nine financial centers, primarily smaller branches in rural areas.  During June 2011, we closed another small branch.  We believe most of the customers have been absorbed into other Simmons locations in close proximity to the closed branches.  After the closings, we now have 74 financial centers in Arkansas, still one of the best footprints in the state.  As a result of these closings, we recorded a one-time, nonrecurring pre-tax charge of $372,000, or $0.01 to diluted earnings per share in 2010, and $141,000 in 2011.  Again, staff reductions are being realized through attrition and associates at the affected branches have been reassigned to other locations. Our branch right sizing initiative has been under way for some time.  Over the last several years we have added numerous new financial centers, closed several and relocated others.  We will continue our efforts to manage our product delivery system in the most efficient manner possible.

Both our efficiency and branch right sizing initiatives resulted in significant cost savings and staff reductions.  Since the beginning of both projects in early 2009, our staffing levels are down 144 headcount.  As mentioned earlier, all of the staffing reduction is being realized through attrition, and no associate has lost their job.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  Our loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and another 175 basis points in the fourth quarter to end the year at 3.25%.  The prime interest rate has remained unchanged at 3.25% since December 16, 2008.

The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began 2008 at 4.25%.  During 2008, the Federal Funds rate decreased 200 basis points in the first quarter, 25 basis points in the second quarter and another 175-200 basis points in the fourth quarter to end the year at 0.00% - 0.25%.   The Federal Funds rate has remained unchanged since December 16, 2008.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  These historical percentages are consistent with our current interest rate sensitivity.

For the year ended December 31, 2011, net interest income on a fully taxable equivalent basis was $113.6 million, an increase of $6.7 million, or 6.2%, from the same period in 2010.  The increase in net interest income was the result of a $6.6 million decrease in interest expense and a $0.1 million increase in interest income.

The $6.6 million decrease in interest expense for 2011 was primarily the result of a 29 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment, coupled with a shift in our mix of interest bearing deposits.  The lower interest rates accounted for an $5.9 million decrease in interest expense. The most significant component of this decrease was the $3.1 million decrease associated with the repricing of our time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of our time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 34 basis points from 1.58% to 1.24%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $1.8 million decrease in interest expense, with the average rate decreasing by 14 basis points from 0.44% to 0.30%.  Another $1.5 million decrease in interest expense resulted from the 2011 conversion of $10.3 million in trust preferred securities from a fixed rate of 6.97% to a floating rate of 2.80% above the three month LIBOR rate.  Another decrease for 2011 resulted from a $0.6 million one-time pre-payment expense recorded in 2010 from the pay-off of $58.4 million in FHLB advances related to the SSB FDIC-assisted transaction.  As part of our acquisition strategy, we decided to pay-off these advances in order to utilize some of the Company’s excess liquidity.  Additional scheduled payoffs of FHLB borrowings caused a $0.8 million decrease in interest expense, with a $0.2 million increase due to deposit growth.

The $0.1 million increase in interest income for 2011 can be attributed to our FDIC-assisted acquisitions in 2010, as the acquired covered loans generated an additional $12.9 million of interest income in 2011 over 2010.  The declining balance of the legacy loan portfolio, which excludes loans covered by FDIC loss share agreements, caused a $10.6 million decrease in interest income.  Another $2.4 million decrease in interest income resulted from a 35 basis point decline in the yield on investment securities.

Of the $12.9 million increase in interest income from covered loans, $8.6 million was due to higher average balances in 2011 over 2010, as the majority of the covered loans were acquired during the fourth quarter of 2010.  The remaining $4.3 million increase in interest income was the result of higher average yields on the covered loans in 2011.  The average yield on covered loans increased from 5.26% in 2010 to 8.90% in 2011.  A portion of the yield increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions as discussed in Note 2 and Note 5 of the Notes to Consolidated Financial Statements.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  During the fourth quarter of 2011, this cash flows estimate increased based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $23.7 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The expected indemnification assets have also been reduced during the fourth quarter of 2011, resulting in a total of $20.9 million of adjustments to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.

For the year ended December 31, 2011, the adjustments increased interest income by $1.1 million and decreased non-interest income by $1.0 million.  The net impact to pre-tax income was $146,000 for 2011.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $22.6 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $19.9 million.  Of the remaining adjustments, we expect to recognize $11.0 million of interest income and a $9.7 million reduction of non-interest income during 2012.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

Our net interest margin was 3.85% for the year ended December 31, 2011, up 7 basis points from 2010.  Although we have seen an increase in margin from 2010, our margin remains compacted primarily due to two factors.  First, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity are holding the margin down.  Also, margin is impacted by our drop in legacy loan balances.  The increase in margin in 2011 was primarily due to covered loans acquired through acquisitions.  The accretable yield adjustment discussed above accounted for 4 basis points of the increase, while the remainder of the increase was due to a higher yield on acquired covered loans compared to the yield on loans in our legacy portfolio.  Based on our current interest rate risk pricing model, we anticipate a slight margin expansion in 2012 due to the impact of our FDIC-assisted acquisitions.

Our net interest margin was 3.78% for the year ended December 31, 2010, unchanged from same period in 2009.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2011, 2010 and 2009, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2011 versus 2010 and 2010 versus 2009.

Table 1:	Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2011	2010	2009

Interest income	$129,056	$128,955	$136,533
FTE adjustment	4,970	5,012	4,935

Interest income - FTE	134,026	133,967	141,468
Interest expense	20,396	27,006	38,806

Net interest income - FTE	$113,630	$106,961	$102,662

Yield on earning assets - FTE	4.54%	4.74%	5.21%

Cost of interest bearing liabilities	0.86%	1.15%	1.69%

Net interest spread - FTE	3.68%	3.59%	3.52%

Net interest margin - FTE	3.85%	3.78%	3.78%

Table 2:	Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2011 vs. 2010	2010 vs. 2009

Decrease due to change in earning assets	$(1,877)	$(2,062)
Increase (decrease) due to change in earning asset yields	1,936	(5,439)
Increase due to change in interest rates paid on interest bearing liabilities	5,946	11,013
Increase due to change in interest bearing liabilities	664	787

Increase in net interest income	$6,669	$4,299

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2011.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:	Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2011			2010			2009
(In thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS

Earning Assets
Interest bearing balances due from banks	$486,274	$1,100	0.23	$273,001	$721	0.26	$120,763	$439	0.36
Federal funds sold	886	6	0.68	1,686	15	0.89	4,271	27	0.63
Investment securities - taxable	426,226	6,719	1.58	440,379	8,951	2.03	448,918	13,896	3.10
Investment securities - non-taxable	207,929	12,784	6.15	206,832	13,211	6.39	196,446	12,632	6.43
Mortgage loans held for sale	11,953	503	4.21	16,762	715	4.27	12,428	608	4.89
Assets held in trading accounts	7,466	33	0.44	7,278	30	0.41	6,187	20	0.32
Loans not covered by loss share agreements	1,621,251	95,763	5.91	1,800,868	106,120	5.89	1,924,317	113,846	5.92
Loans covered by FDIC loss share agreements	192,300	17,118	8.90	79,912	4,204	5.26	--	--	--
Total interest earning assets	2,954,285	134,026	4.54	2,826,718	133,967	4.74	2,713,330	141,468	5.21
Non-earning assets	330,342			307,143			251,282

Total assets	$3,284,627			$3,133,861			$2,964,612

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Liabilities
Interest bearing liabilities
Interest bearing transaction and savings deposits	$1,217,218	$3,611	0.30	$1,181,597	$5,227	0.44	$1,091,960	$8,252	0.76
Time deposits	913,009	11,314	1.24	907,146	14,310	1.58	939,358	22,794	2.43
Total interest bearing deposits	2,130,227	14,925	0.70	2,088,743	19,537	0.94	2,031,318	31,046	1.53

Federal funds purchased and securities sold under agreements to repurchase	103,557	450	0.43	101,918	532	0.52	107,975	769	0.71
Other borrowed funds
Short-term debt (1)	667	51	7.65	3,135	58	1.85	2,583	33	1.28
Long-term debt	127,577	4,970	3.90	147,042	6,879	4.68	160,963	6,958	4.32
Total interest bearing liabilities	2,362,028	20,396	0.86	2,340,838	27,006	1.15	2,302,839	38,806	1.69

Non-interest bearing liabilities
Non-interest bearing deposits	482,651			375,941			332,998
Other liabilities	33,855			33,941			23,565
Total liabilities	2,878,534			2,750,720			2,659,402
Stockholders’ equity	406,093			383,141			305,210
Total liabilities and stockholders’ equity	$3,284,627			$3,133,861			$2,964,612
Net interest spread			3.68			3.59			3.52
Net interest margin		$113,630	3.85		$106,961	3.78		$102,662	3.78

(1)
Interest expense on short-term debt includes fees related to an open line of credit from the FHLB. Because the average balance of short-term debt was so low in 2011, the fees caused a significant increase to the 2011 rate.

Table 4:                      Volume/Rate Analysis

	Years Ended December 31
	2011 over 2010			2010 over 2009
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$495	$(116)	$379	$429	$(147)	$282
Federal funds sold	(6)	(3)	(9)	(20)	8	(12)
Investment securities - taxable	(280)	(1,952)	(2,232)	(259)	(4,686)	(4,945)
Investment securities - non-taxable	70	(497)	(427)	664	(85)	579
Mortgage loans held for sale	(202)	(10)	(212)	192	(85)	107
Assets held in trading accounts	1	2	3	4	6	10
Loans not covered by loss share	(10,609)	252	(10,357)	(7,276)	(450)	(7,726)
Loans covered by FDIC loss share agreements	8,654	4,260	12,914	4,204	--	4,204

Total	(1,877)	1,936	59	(2,062)	(5,439)	(7,501)

Interest expense
Interest bearing transaction and savings accounts	154	(1,770)	(1,616)	631	(3,656)	(3,025)
Time deposits	91	(3,087)	(2,996)	(758)	(7,726)	(8,484)
Federal funds purchased and securities sold under agreements to repurchase	9	(91)	(82)	(41)	(196)	(237)
Other borrowed funds
Short-term debt	(75)	68	(7)	8	17	25
Long-term debt	(843)	(1,066)	(1,909)	(627)	548	(79)

Total	(664)	(5,946)	(6,610)	(787)	(11,013)	(11,800)
Increase (decrease) in net interest income	$(1,213)	$7,882	$6,669	$(1,275)	$5,574	$4,299

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

The provision for loan losses for 2011, 2010 and 2009, was $11.7 million, $14.1 million and $10.3 million, respectively.  During 2011, we decreased our provision by approximately $2.5 million, primarily due to a decrease from 2010 in net loan charge-offs.  However, we did add a special $500,000 provision during the second quarter of 2011, as we believe there remain many economic and financial factors, including the many uncertainties related to our national debt, spending and taxes that have recently consumed the news, that necessitate the need for a higher level of unallocated reserve, resulting in a higher level of provision.  See Allowance for Loan Losses section for additional information.

During 2010, we increased our provision by approximately $3.8 million, primarily due to an increase in net loan charge-offs.  Management also determined that there were several economic and environmental factors that necessitated the need for a higher level of unallocated reserve, resulting in a higher level of provision.

Non-Interest Income

Total non-interest income was $53.5 million in 2011, compared to $77.9 million in 2010 and $52.7 million in 2009.  Non-interest income for 2011 decreased $24.4 million, or 31.3%, from 2010.  The most significant factor for the decrease was the nonrecurring $21.3 million gain on the FDIC-assisted transactions in 2010.  Another nonrecurring item was the $317,000 gain on sale of securities related from the liquidation of the SSB investment portfolio. See 2011 Overview section for more discussion of the FDIC-assisted transactions. The decrease in non-interest income was partially offset by a nonrecurring $1.1 million gain from the sale of MasterCard stock in the second quarter of 2011 (see further discussion below).  Normalizing for these nonrecurring items, core non-interest income for 2011 was down 6.9% from 2010.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, premiums on sale of student loans, income from the increase in cash surrender values of bank owned life insurance, gains (losses) from sales of securities and gains (losses) related to FDIC-assisted transactions and covered assets.

Table 5 shows non-interest income for the years ended December 31, 2011, 2010 and 2009, respectively, as well as changes in 2011 from 2010 and in 2010 from 2009.

Table 5:	Non-Interest Income

				2011		2010
	Years Ended December 31			Change from		Change from
(In thousands)	2011	2010	2009	2010		2009

Trust income	$5,375	$5,179	$5,227	$196	3.78%	$(48)	-0.92%
Service charges on deposit accounts	16,808	17,700	17,944	(892)	-5.04	(244)	-1.36
Other service charges and fees	2,980	2,812	2,668	168	5.97	144	5.40
Income on sale of mortgage loans, net of commissions	4,188	4,810	4,032	(622)	-12.93	778	19.30
Income on investment banking, net of commissions	1,478	2,236	2,153	(758)	-33.90	83	3.86
Credit card fees	16,828	16,140	14,392	688	4.26	1,748	12.15
Premiums on sale of student loans	--	2,524	2,333	(2,524)	-100.00	191	8.19
Bank owned life insurance income	1,481	1,670	1,270	(189)	-11.32	400	31.50
Gain on FDIC-assisted transactions	--	21,314	--	(21,314)	-100.00	21,314	--
Net gain (loss) on assets covered by FDIC loss share agreements	154	318	--	(164)	-51.57	318	100.00
Other income	4,173	2,854	2,548	1,319	46.22	306	12.01
Gain on sale of securities, net	--	317	144	(317)	-100.00	173	120.14
Total non-interest income	$53,465	$77,874	$52,711	$(24,409)	-31.34%	$25,163	47.74%

Recurring fee income for 2011 was $42.0 million, an increase of $160,000, or 0.4%, when compared with the 2010 amounts.  Service charges on deposits accounts decreased by $892,000 primarily due to a significant decline in fee income as a result of recent regulatory changes related to overdrafts on point-of-sale transactions.  Credit card fees increased $688,000 due primarily to a higher volume of credit and debit card transactions.  In July, the Federal Reserve released final rules regarding debit card fee income under the Durbin amendment.   While the Durbin amendment only applies to banks of $10 billion or more in size, we have consistently indicated that we believe all banks will ultimately  be negatively impacted.  In fact, we continue to estimate the potential negative impact to our institution, going forward, to be approximately $600,000 annually.

Recurring fee income for 2010 was $41.8 million, an increase of $1.6 million, or 4.0%, when compared with the 2009 amounts.  Credit card fees increased $1.7 million, primarily due to a higher volume of credit and debit card transactions, with the credit card volume increase a direct result of the addition of new credit card accounts in 2007 through 2009.

Income on sale of mortgage loans decreased by $622,000, or 12.9%, in 2011 compared to 2010 , due to the significant industry-wide slowdown of financing and refinancing.  Income on sale of mortgage loans increased by $778,000, or 19.3%, in 2010 compared to 2009.  The majority of the increase resulted from the sale of mortgage loans in Kansas from our SSB transaction, with the remainder primarily due to lower mortgage rates producing an increase in residential refinancing volume.

Income on investment banking decreased by $758,000, or 33.9%, in 2011 compared to 2010, due in part to an industry-wide decline in dealer-bank activities.  Another factor in the decrease was a favorable mark-to-market adjustment on trading investment during 2010, with unfavorable adjustments in 2011.

As expected, premiums on sale of student loans decreased by $2.5 million, or 100.0%, for the year ended December 31, 2011, compared to 2010.   U.S. government legislation has eliminated the private sector from providing student loans after the 2009-2010 school year.  Therefore, we had no student loan sales during 2011.  Premiums on sale of student loans increased by $191,000, or 8.2%, for the year ended December 31, 2010, compared to 2009.  The increase was due to a higher volume of loan sales in 2010.  During the second and third quarters of 2010, we sold the balance of our loans that were originated for the 2009-2010 school year, approximately $65 million of student loans, to the government, resulting in premiums of approximately $2.5 million.

We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.  Unless we do find a suitable buyer, we do not expect to receive income from premiums on sale of student loans during 2012 or thereafter.  See Loan Portfolio section for additional information on student loans.

Net gain (loss) on assets covered by FDIC loss share agreements decreased by $164,000 in 2011 compared to 2010.  Although the amount of the net change is not significant, there are considerable changes from 2010 to 2011 in the components.  First, we recognized $1.2 million of income from the accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, during 2011, compared to $0.3 million during 2010.  Because the SSB acquisition came in October 2010, only a small amount of income was recorded in 2010, with a full year of accretion in 2011.  Also, 2011 included $40,000 of gains from the sale of covered foreclosed assets, with no gains in 2010.

Finally, as described in Note 5 of the Notes to Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, $978,000 of amortization, a reduction of non-interest income, was recorded in 2011 relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. There was no amortization adjustment recorded in 2010 relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.

Other non-interest income for 2011 increased by $1.3 million over 2010, primarily due to a $1.1 million gain from the sale of MasterCard stock in the second quarter of 2011.  On May 31, 2006, MasterCard Incorporated completed its Initial Public Offering (“IPO”).  As a part of the IPO, approximately 41% of the equity was issued to member-banks as Class B common stock.  Conversion of Class B shares to Class A shares was restricted as to the timing and number of shares eligible until the fourth anniversary of the IPO.  As a member-bank the Company received 4,077 shares of MasterCard Class B stock.  As there was no market or readily ascertainable fair market value for the class B shares, they were recorded with no basis value.  On May 31, 2010, restrictions on the conversion of the Class B shares to Class A shares expired, permitting Class B stockholders to convert Class B shares into an equal number of Class A shares for prompt disposition to the public.  On May 13, 2011, the Company applied for conversion of its Class B shares to Class A common stock and recorded a $1.1 million pre-tax gain upon conversion approval by MasterCard Incorporated and immediately sold the Class A shares.

We recorded no gains or losses on sale of securities during 2011.  As part of our acquisition strategy related to SSB, we liquidated the acquired investment portfolio, resulting in net realized gain of $317,000 in 2010.   We recorded $144,000 of securities gains in 2009.

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

Non-interest expense for 2011 was $114.7 million, an increase of $3.4 million or 3.0%, from 2010.  This increase includes approximately $5.7 million of incremental normal operating expenses in 2011 for our FDIC-assisted acquisitions of 2010.  Also included in non-interest expense are merger related costs of $0.4 million and $2.6 million in 2011 and 2010, respectively.  Normalizing for these incremental operating expenses, merger related costs and other nonrecurring items, non-interest expense decreased by 0.2% in 2011 from 2010.  This decrease is the result of the implementation of our efficiency initiatives.  See the Reconciliation of Non-GAAP Measures section for details of the nonrecurring items.  Also see the section titled Efficiency Initiatives in the 2011 Overview for additional information.

Non-interest expense for 2010 was $111.3 million, an increase of $6.6 million or 6.3%, from 2009.  This increase includes $2.6 million of merger related costs and approximately $3.0 million of normal operating expense at our two new FDIC-assisted acquisitions.  Normalizing for these expenses, as well as for $372,000 of one-time nonrecurring costs associated with our branch closings in 2010, non-interest expense increased by 0.6% in 2010 over 2009.  This modest increase was the result of the implementation of our efficiency initiatives.  See the section titled Efficiency Initiatives in the 2010 Overview for additional information.

Deposit insurance expense during 2011 decreased to $2.4 million from $3.8 million in 2010, a decrease of $1.4 million, or 37.4%. The decrease was primarily due to a decrease in deposit insurance premiums resulting from changes in the FDIC’s assessment base and rates.

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

Fees paid for professional services increased by $98,000, or 2.2%, in 2011 over 2010, as we were in the second of three years of increased professional fees related to our ongoing efficiency initiatives.  Fees paid for professional services increased by $833,000, or 22.9%, in 2010 over 2009.  The increase in professional services, which consist of audit, accounting, legal and consulting fees, was primarily due to costs associated with our ongoing efficiency initiatives, which began to positively impact earnings in 2010 and 2011, and we expect to produce significant savings and revenue enhancements in 2012 and beyond.  See Item 1. Business – Efficiency Initiatives for additional information on our efficiency initiatives.

Credit card expense for 2011 increased $726,000, or 12.4%, from 2010, following an increase of $788,000, or 15.6%, in 2010.  These increases were primarily due to increased card usage, interchange fees and other related expense resulting from initiatives we have taken to grow our credit card portfolio.   See Loan Portfolio section for additional information on our credit card portfolio.

Core deposit premium amortization expense recorded for the years ended December 31, 2011, 2010 and 2009, was $884,000, $786,000 and $805,000, respectively.  The Company’s estimated amortization expense for each of the following five years is:  2012 – $295,000; 2013 – $261,000; 2014 – $157,000; 2015 – $151,000; and 2016 – $148,000.  The estimated amortization expense decreases as core deposit premiums fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2011, 2010 and 2009, respectively, as well as changes in 2011 from 2010 and in 2010 from 2009.

Table 6:	Non-Interest Expense

				2011		2010
	Years Ended December 31			Change from		Change from
(In thousands)	2011	2010	2009	2010		2009

Salaries and employee benefits	$65,058	$60,731	$58,317	$4,327	7.12%	$2,414	4.14%
Occupancy expense, net	8,443	7,808	7,457	635	8.13	351	4.71
Furniture and equipment expense	6,633	6,093	6,195	540	8.86	(102)	-1.65
Other real estate and foreclosure expense	678	974	453	(296)	-30.39	521	115.01
Deposit insurance	2,387	3,813	4,642	(1,426)	-37.40	(829)	-17.86
Merger related costs	357	2,611	--	(2,254)	-86.33	2,611	--
Other operating expenses
Professional services	4,574	4,476	3,643	98	2.19	833	22.87
Postage	2,486	2,465	2,409	21	0.85	56	2.32
Telephone	2,480	2,328	2,113	152	6.53	215	10.18
Credit card expense	6,565	5,839	5,051	726	12.43	788	15.60
Operating supplies	1,653	1,403	1,470	250	17.82	(67)	-4.56
Amortization of core deposits	884	786	805	98	12.47	(19)	-2.36
Other expense	12,452	11,936	12,167	516	4.32	(231)	-1.90

Total non-interest expense	$114,650	$111,263	$104,722	$3,387	3.04%	$6,541	6.25%

Income Taxes

The provision for income taxes for 2011 was $10.4 million, compared to $17.3 million in 2010 and $10.2 million in 2009.  The effective income tax rates for the years ended 2011, 2010 and 2009 were 29.1%, 31.8% and 28.8%, respectively.

Loan Portfolio

Our loan portfolio, excluding loans covered by FDIC loss share arrangements, averaged $1.621 billion during 2011 and $1.801 billion during 2010.  As of December 31, 2011, total loans, excluding loans covered by FDIC loss share arrangements, were $1.580 billion, compared to $1.684 billion on December 31, 2010.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

We seek to manage our credit risk by diversifying the loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an appropriate allowance for loan losses and regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry and, in the case of credit card loans, which are unsecured, by geographic region.  We seek to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.  We use the allowance for loan losses as a method to value the loan portfolio at its estimated collectable amount.  Loans are regularly reviewed to facilitate the identification and monitoring of deteriorating credits.

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $346.6 million at December 31, 2011, or 21.9% of total loans, compared to $370.2 million, or 22.0% of total loans at December 31, 2010.  The $23.6 million consumer loan decrease from 2010 to 2011 is primarily due to a $13.9 million decrease in our student loan portfolio, as expected.  The balance of our consumer loan portfolio decreased by $9.7 million, with declines in both our direct and indirect lending areas.

The student loan portfolio balance at December 31, 2011 was $47.4 million, a decrease of $13.9 million, or 22.7%, from December 31, 2010.  Student loans were 3.0% of total loans at December 31, 2011, compared with 3.6% at December 31, 2010 and 6.1% at December 31, 2009.

Simmons First had been in the student loan business since 1966, and we believe that the banking industry had been very efficient in serving the students and the schools in Arkansas.  However, U.S. government legislation finalized during the first quarter of 2010 has eliminated the private sector from providing student loans after the 2009-2010 school year.  Therefore, as of June 30, 2010, the Company and the banking industry were no longer providers of student loans.

As for our current student loan portfolio, we have sold the loans we originated during the 2009-2010 school year under the program established in 2008 in which the government will purchase the loans at par plus a premium.  Sales of these loans during the third quarter of 2010 left approximately $61.3 million of student loans in our portfolio that will not qualify for the government purchase program, down $53.0 million, or 46.4%, from December 31, 2009.  Payoffs and consolidations have left approximately $47.4 million of student loans in our portfolio at December 31, 2011.  We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.  See Non-Interest Income section for additional information on student loans.

The credit card portfolio balance at December 31, 2011, decreased by $359,000, or 0.2%, when compared to the same period in 2010.  After several years of significant growth, including a $19.5 million, or 11.5% increase during 2009, growth in the credit card portfolio stabilized during 2010 and 2011.  After five consecutive years of growth, we did not see a large increase in net new accounts in 2010 or 2011, due primarily to increased competition from the large credit card banks.

The growth in outstanding credit card balances in recent years through 2009 was primarily the result of an increase in net new accounts.  We added over 15,000 net new accounts in 2009 and over 5,000 net new accounts in 2008.  We believe the increase in outstanding balances and the addition of new accounts were the result of the introduction of several initiatives over the past few years to make our credit card products more competitive, while maintaining extremely high underwriting standards.

Real estate loans consist of construction loans, single family residential loans and commercial loans.  Real estate loans were $1.001 billion at December 31, 2011, or 63.4% of total loans, compared to $1.067 billion, or 63.4% of total loans at December 31, 2010, a decrease of $65.3 million, or 6.1%.  Our construction and development (“C&D”) loans decreased by $43.9 million, with loans either migrating to our commercial real estate (“CRE”) portfolio or being liquidated or refinanced elsewhere.  Single family residential loans decreased by $9.3 million and CRE loans decreased by $12.0 million.  Considering the continuing challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix.  Our C&D loans represent only 7.0% of our loan portfolio and CRE loans (excluding C&D) represent 34.0% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of commercial loans and agricultural loans.  Commercial loans were $227.2 million at December 31, 2011, or 14.4% of total loans, compared to the $236.7 million, or 14.1% of total loans at December 31, 2010.  This $9.5 million decrease in commercial loans is primarily due to weak loan demand throughout Arkansas, Kansas and southern Missouri.

The balances of loans outstanding, excluding loans covered by FDIC loss share agreements, at the indicated dates are reflected in table 7, according to type of loan.

Table 7:	Loan Portfolio

	Years Ended December 31
(In thousands)	2011	2010	2009	2008	2007

Consumer
Credit cards	$189,970	$190,329	$189,154	$169,615	$166,044
Student loans	47,419	61,305	114,296	111,584	76,277
Other consumer	109,211	118,581	139,647	138,145	137,624
Total consumer	346,600	370,215	443,097	419,344	379,945
Real Estate
Construction	109,825	153,772	180,759	224,924	260,924
Single family residential	355,094	364,442	392,208	409,540	382,676
Other commercial	536,372	548,360	596,517	584,843	542,184
Total real estate	1,001,291	1,066,574	1,169,484	1,219,307	1,185,784
Commercial
Commercial	141,422	150,501	172,091	195,967	200,531
Agricultural	85,728	86,171	84,866	88,233	73,470
Total commercial	227,150	236,672	256,957	284,200	274,001
Other	4,728	10,003	5,451	10,223	10,724

Total loans	$1,579,769	$1,683,464	$1,874,989	$1,933,074	$1,850,454

Table 8 reflects the remaining maturities and interest rate sensitivity of loans, excluding loans covered by FDIC loss share agreements, at December 31, 2011.

Table 8:	Maturity and Interest Rate Sensitivity of Loans

		Over 1
		year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$299,346	$47,184	$70	$346,600
Real estate	635,863	357,704	7,725	1,001,292
Commercial	178,519	48,246	385	227,150
Other	4,032	552	143	4,727

Total	$1,117,760	$453,686	$8,323	$1,579,769

Predetermined rate	$603,030	$412,895	$4,004	$1,019,929
Floating rate	514,730	40,791	4,319	559,840

Total	$1,117,760	$453,686	$8,323	$1,579,769

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

A summary of assets covered by FDIC loss share agreements is as follows.

Table 9:	Covered Assets

December 31,
(In thousands)	2011

Loans, net of discount	$158,075
Foreclosed assets held for sale	11,685
FDIC indemnification asset	47,683
Total covered assets	$217,443

We evaluated loans purchased in conjunction with the acquisitions of SWCB and SSB for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  All loans acquired in these two transactions were deemed to be covered impaired loans.  These loans were not classified as nonperforming assets at December 31, 2011, or December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of assets covered by FDIC loss share agreements.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $2.5 million of government guaranteed student loans were over 90 days past due as of December 31, 2011.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Foreclosed assets held for sale, excluding other real estate covered by FDIC loss share agreements, decreased by $0.3 million from December 31, 2010, to December 31, 2011, as we continue to aggressively manage our non-performing assets.  During 2011, we moved two classified credits, previously reported as performing troubled debt restructurings (“TDRs”), to nonaccrual status.  We were also able to rid ourselves of several significant non-performing assets through liquidation or customer refinancing at other financial institutions.  As a result of these credit reclassifications and dispositions, non-performing assets, including TDRs, as a percent of total assets decreased to 1.52% at December 31, 2011, compared to 1.71% at December 31, 2010.  We remain aggressive in the identification, quantification and resolution of problem loans.

Foreclosed assets held for sale, excluding other real estate covered by FDIC loss share agreements, increased by $14.0 million from December 31, 2009, to December 31, 2010, as we continued to aggressively manage our non-performing assets.  The majority of the increase was attributable to our acceptance of a deed in lieu of foreclosure for an $8.1 million motel loan in the Northwest Arkansas region, previously in nonaccrual status.  We recorded the property at $6.7 million, with the difference charged-off through our allowance for loan losses.  This transaction is also the primary reason our nonaccrual loans decreased by $10.9 million from the previous year.  Total non-performing assets increased $2.7 million from December 31, 2009.

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

Under ASC Topic 310-10-35, Subsequent Measurement, a TDR is considered to be impaired, and an impairment analysis must be performed.  We assess the exposure for each modification, either by collateral discounting or by calculation of the present value of future cash flows, and determine if a specific allocation to the allowance for loan losses is needed.

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  We had TDRs totaling $16.5 million and $21.6 million at December 31, 2011, and December 31, 2010, respectively.  The majority of performing and non-performing TDRs are in our CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.91% as of December 31, 2011.  Non-performing loans equaled 1.02% of total loans.  Non-performing assets were 1.18% of total assets.  The allowance for loan losses was 186% of non-performing loans.  Our net charge-offs to total loans for 2011 were 0.49%.  Excluding credit cards, the net charge-offs to total loans were 0.30%.  Net credit card charge-offs to total credit card loans for 2011 were 2.06%, compared to 2.37% in 2010, and more than 400 basis points better than the industry average charge-off ratio as reported by Moody’s Investors Service for the same period.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 10 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned (excluding loans and other real estate covered by FDIC loss share agreements).

Table 10:	Non-performing Assets

	Years Ended December 31
(In thousands, except ratios)	2011	2010	2009	2008	2007

Nonaccrual loans (1)	$12,907	$11,186	$21,994	$14,358	$9,909
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	2,483	1,736	1,939	--	--
Other loans	785	969	1,383	1,292	1,282
Total loans past due 90 days or more	3,268	2,705	3,322	1,292	1,282
Total non-performing loans	16,175	13,891	25,316	15,650	11,191

Other non-performing assets:
Foreclosed assets held for sale	22,887	23,204	9,179	2,995	2,629
Other non-performing assets	--	109	20	12	17
Total other non-performing assets	22,887	23,313	9,199	3,007	2,646

Total non-performing assets	$39,062	$37,204	$34,515	$18,657	$13,837

Performing TDRs	$11,391	$19,426	$12,718	$--	$--

Allowance for loan losses to non-performing loans (3)	186.14%	190.17%	98.81%	165.12%	226.10%
Non-performing loans to total loans (3)	1.02	0.83	1.35	0.81	0.60
Non-performing loans to total loans (excluding government guaranteed student loans) (2) (3)	0.87	0.72	1.25	0.81	0.60
Non-performing assets to total assets (3)	1.18	1.12	1.12	0.64	0.51
Non-performing assets to total assets (excluding government guaranteed student loans) (2) (3)	1.10	1.07	1.05	0.64	0.51

(1)	Includes nonaccrual TDRs of approximately $5.2 million at December 31, 2011, and $2.1 million at December 31, 2010.
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

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2011, 2010 and 2009.

At December 31, 2011, impaired loans, net of government guarantees, excluding loans covered by FDIC loss share agreements, were $40.1 million compared to $50.6 million at December 31, 2010.  Impaired loans at December 31, 2011 and 2010, includes government guaranteed student loans of $2.5 million and  $1.7 million, respectively.  During 2010, some large commercial real estate loan relationships in the Northwest Arkansas region were downgraded and considered impaired.  However, individual impairment testing on these loans, based on current appraisals, revealed the need for specific reserves that were actually smaller for these relationships than had previously been applied based on our model.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

Unallocated Portion

Allowance allocations other than specific, classified and general are included in the unallocated portion. While allocations are made for loans based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio.  Factors to consider include national and state economic conditions such as increases in unemployment, the recent real estate lending crisis, the volatility in the stock market and the unknown impact of the various government stimulus programs. Various Federal Reserve articles and reports indicate the economy is in a moderate recovery, but questions remain about the durability of growth and whether it can be sustained by private demand.  While the recession may be over, production, income, sales and employment are at very low levels.  With moderate economic growth, it is possible the recovery could take years.  The unemployment rate seems likely to remain elevated for several years.  In addition, there is now much uncertainty related to the potential impact of the current debt and budget crisis, as well as the uncertainties that come in times leading up to a national election.  The unallocated reserve addresses inherent probable losses not included elsewhere in the allowance for loan losses.  While calculating allocated reserve, the unallocated reserve supports uncertainties within the loan portfolio.

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

An analysis of the allowance for loan losses for the last five years is shown in table 11.

Table 11:	Allowance for Loan Losses

(In thousands)	2011	2010	2009	2008	2007

Balance, beginning of year	$26,416	$25,016	$25,841	$25,303	$25,385

Loans charged off
Credit card	4,703	5,321	5,336	3,760	2,663
Other consumer	1,890	2,471	2,758	2,105	1,538
Real estate	3,165	9,564	4,814	2,987	1,916
Commercial	1,411	1,246	1,920	1,394	715
Total loans charged off	11,169	18,602	14,828	10,246	6,832

Recoveries of loans previously charged off
Credit card	979	1,035	920	883	1,024
Other consumer	604	884	673	519	483
Real estate	981	3,657	1,393	207	648
Commercial	621	297	701	529	414
Total recoveries	3,185	5,873	3,687	2,138	2,569
Net loans charged off	7,984	12,729	11,141	8,108	4,263
Provision for loan losses	11,676	14,129	10,316	8,646	4,181

Balance, end of year	$30,108	$26,416	$25,016	$25,841	$25,303

Net charge-offs to average loans (1)	0.49%	0.71%	0.58%	0.43%	0.23%
Allowance for loan losses to period-end loans (1)	1.91%	1.57%	1.33%	1.34%	1.37%
Allowance for loan losses to net charge-offs (1)	377.10%	207.53%	224.54%	318.71%	593.55%

(1)	Excludes loans covered by FDIC loss share agreements.

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

Accordingly, several factors in the national economy, including the continuing high unemployment rates, the continuing credit crisis, the mortgage crisis, the uncertainty in the residential and commercial real estate markets and other loan sectors which may be exhibiting weaknesses and the unknown impact of various current and future federal government economic stimulus programs influence our determination of the size of unallocated reserves.  In addition, there is now much uncertainty related to the potential impact of the current debt and budget crisis, including a debt crisis in several other countries.

During 2010, management determined that there were several economic and environmental factors that necessitated the need for a higher level of unallocated reserve.  Due to these factors, along with an increase in net loan charge-offs, we increased our provision by approximately $3.8 million over 2009, resulting in the higher level of allowance at December 31, 2010.  Management continued to believe that these same factors necessitated the need for an even higher level of unallocated allowance in 2011.  Although the provision for loan losses was reduced by $2.4 million in 2011, a decrease in net loans charge-offs resulted in an increase in the allowance for loan losses of approximately $3.7 million from December 31, 2010.

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

Our allocation of the allowance for loan losses to credit card loans, as well as credit card balances, remained relatively unchanged from December 31, 2010, to December 31, 2011.  Annualized net credit card charge-offs to credit card loans decreased from 2.37% at December 31, 2010, to 2.06% at December 31, 2011.  Although we continue to have minimal credit card losses compared to the industry, credit card loans are unsecured loans.  The current economic downturn could adversely affect consumers in a more delayed fashion compared to commercial business in general.  Increasing unemployment and diminished asset values could prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a significant adverse effect on our unsecured credit card portfolio.

The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas, Missouri and Kansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  We are also cautious regarding the continued softening of the real estate market, specifically in the Northwest Arkansas region.  The housing industry remains one of the weakest links for economic recovery.  Although the unemployment rate in Arkansas, Missouri and Kansas is lagging behind the national average, it remains at historically high levels.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is appropriate for the year ended December 31, 2011.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in table 12.

Table 12:	Allocation of Allowance for Loan Losses

	December 31
	2011		2010		2009		2008		2007
	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
(In thousands)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)

Credit cards	$5,513	12.0%	$5,549	11.3%	$5,808	10.1%	$3,957	8.8%	$3,841	9.0%
Other consumer	1,638	9.9%	1,703	10.7%	1,719	13.5%	1,325	12.9%	1,501	11.5%
Real estate	10,117	63.4%	9,692	63.4%	11,164	62.4%	11,695	63.1%	10,157	64.1%
Commercial	2,063	14.4%	2,277	14.1%	2,451	13.7%	2,255	14.7%	2,528	14.8%
Other	209	0.3%	255	0.5%	161	0.3%	209	0.5%	187	0.6%
Unallocated	10,568		6,940		3,713		6,400		7,089
Total	$30,108	100.0%	$26,416	100.0%	$25,016	100.0%	$25,841	100.00%	$25,303	100.0%

(1)	Percentage of loans in each category to total loans not covered by FDIC loss share.

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

Held-to-maturity and available-for-sale investment securities were $525.4 million and $172.2 million, respectively, at December 31, 2011, compared to the held-to-maturity amount of $465.2 million and available-for-sale amount of $148.5 million at December 31, 2010.  During 2009, we made a decision to change our portfolio targets from 75% available-for-sale to 25% available-for-sale.  We chose this strategy due to our level of pledging and our history of holding securities to maturity.

As of December 31, 2011, $312.8 million, or 59.5%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 60.0% of which will mature in less than five years.  In the available-for-sale securities, $153.6 million, or 89.2%, were in U.S. Treasury and U.S. government agency securities, 47.8% of which will mature in less than five years.

In order to reduce our income tax burden, $211.7 million, or 40.3%, of the held-to-maturity securities portfolio, as of December 31, 2011, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale securities, there was none invested in tax-exempt obligations of state and political subdivisions.  Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis.  There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders' equity at December 31, 2011.

We have approximately $62,000 in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2011.  In the available-for-sale securities, approximately $2.6 million, or 1.5% were invested in mortgaged-backed securities.  Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities.

As of December 31, 2011, the held-to-maturity investment portfolio had gross unrealized gains of $7.1 million and gross unrealized losses of $0.3 million.

We had no gross realized gains or losses during 2011.  We had gross realized gains of $467,000 and gross realized losses of $150,000 during the year ended December 31, 2010, from the sale and/or calls securities.  As part of our acquisition strategy related to SSB, we liquidated the acquired investment portfolio, resulting in net realized gain of $317,000 in 2010.  We had gross realized gains of $144,000 and no realized losses during 2009 from the sales and/or calls of securities.

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

The unrealized losses on our investment securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because we do not intend to sell the investments and it is not more likely than not the we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of December 31, 2011, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2011, management believes the impairments detailed in the table below are temporary.

Table 13 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 13:	Investment Securities

	Years Ended December 31
	2011				2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Treasury	$4,000	$14	$--	$4,014	$4,000	$28	$--	$4,028
U.S. Government agencies	308,779	712	(154)	309,337	249,844	1,764	(507)	251,101
Mortgage-backed securities	62	1	--	63	78	4	--	82
State and political subdivisions	211,673	6,333	(144)	217,862	210,331	2,280	(1,845)	210,766
Other securities	930	--	--	930	930	--	--	930

Total	$525,444	$7,060	$(298)	$532,206	$465,183	$4,076	$(2,352)	$466,907

Available-for-Sale

U.S. Government agencies	$153,560	$295	$(228)	$153,627	$125,175	$577	$(283)	$125,469
Mortgage-backed securities	2,280	277	--	2,557	2,647	143	(1)	2,789
State and political subdivisions	--	--	--	--	--	--	--	--
Other securities	15,648	384	(5)	16,027	19,814	411	(4)	20,221

Total	$171,488	$956	$(233)	$172,211	$147,636	$1,131	$(288)	$148,479

Table 14 reflects the amortized cost and estimated fair value of securities at December 31, 2011, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 39.225% tax rate) of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 14:	Maturity Distribution of Investment Securities

	December 31, 2011
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value

Held-to-Maturity
U.S. Treasury	$4,000	$--	$--	$--	$--	$4,000	$4,000	$4,014
U.S. Government agencies	18,000	165,779	125,000	--	--	308,779	308,785	309,337
Mortgage-backed securities	--	3	42	17	--	62	62	63
State and political subdivisions	14,695	55,143	56,632	85,203	--	211,673	211,961	217,862
Other securities	--	--	--	930	--	930	930	930

Total	$36,695	$220,925	$181,674	$86,150	$--	$525,444	$525,738	$532,206

Percentage of total	7.0%	42.0%	34.6%	16.4%	0.0%	100.0%

Weighted average yield	1.8%	2.0%	3.4%	4.0%	0.0%	2.8%

Available-for-Sale
U.S. Government agencies	$300	$80,498	$72,763	$--	$--	$153,561	$153,520	$153,627
Mortgage-backed securities	--	1,432	844	3	--	2,279	2,303	2,558
Other securities	--	--	--	--	15,648	15,648	15,648	16,027

Total	$300	$81,930	$73,607	$3	$15,648	$171,488	$171,471	$172,212

Percentage of total	0.2%	47.8%	42.9%	0.0%	9.1%	100.0%

Weighted average yield	0.0%	0.9%	3.2%	3.1%	2.8%	2.1%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 84 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2011, core deposits comprised 86.5% of our total deposits.

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

Our total deposits as of December 31, 2011 were $2.650 billion, an increase of $41.6 million, or 1.6%, from $2.609 billion at December 31, 2010.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts throughout 2011.  Non-interest bearing transaction accounts increased $103.5 million to $532.3 million at December 31, 2011, compared to $428.8 million at December 31, 2010.  Interest bearing transaction and savings accounts were $1.240 billion at December 31, 2011, a $19.4 million increase compared to $1.220 billion on December 31, 2010.  Total time deposits decreased approximately $81.3 million to $878.6 million at December 31, 2011, from $959.9 million at December 31, 2010.  In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits.  We had $20.6 million and $21.5 million of brokered deposits at December 31, 2011 and 2010, respectively.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2011.

Table 15:	Average Deposit Balances and Rates

	December 31
	2011		2010		2009
	Average	Average	Average	Average	Average	Average
(In thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Non-interest bearing transaction accounts	$482,651	--	$375,941	--	$332,998	--
Interest bearing transaction and savings deposits	1,217,218	0.30%	1,181,597	0.44%	1,091,960	0.76%
Time deposits $100,000 or more	380,362	1.24%	381,432	1.62%	406,924	2.43%
Other time deposits	532,647	1.24%	525,714	1.55%	532,434	2.42%

Total	$2,612,878	0.57%	$2,464,684	0.79%	$2,364,316	1.31%

The Company's maturities of large denomination time deposits at December 31, 2011 and 2010 are presented in table 16.

Table 16:	Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit
	($100,000 or more)
	December 31
	2011		2010
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$109,974	29.0%	$114,891	31.9%
Over 3 months to 6 months	96,214	25.4%	90,141	25.0%
Over 6 months to 12 months	101,862	26.9%	107,658	29.9%
Over 12 months	70,775	18.7%	47,659	13.2%

Total	$378,825	100.00%	$360,349	100.00%

Short-Term Debt

Federal funds purchased and securities sold under agreements to repurchase were $114.8 million at December 31, 2011, as compared to $109.1 million at December 31, 2010.  Other short-term borrowings, consisting of U.S. TT&L Notes and short-term FHLB borrowings, were $272,000 at December 31, 2011, as compared to $1.0 million at December 31, 2010.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased.  Management anticipates that these sources will provide necessary funding in the foreseeable future.

Long-Term Debt

Our long-term debt was $120.8 million and $164.3 million at December 31, 2011 and 2010, respectively.  The outstanding long-term debt balance for December 31, 2011,  includes $89.9 million in FHLB long-term advances and $30.9 million of trust preferred securities.  The outstanding balance for December 31, 2010, includes $133.4 million in FHLB long-term advances and $30.9 million of trust preferred securities.

During the year ended December 31, 2011, we reduced long-term debt by $43.5 million, or 26.5%, from December 31, 2010, through scheduled payoffs of FHLB advances.

Aggregate annual maturities of long-term debt at December 31, 2011 are presented in table 17.

Table 17:	Maturities of Long-Term Debt

		Annual
(In thousands)	Year	Maturities

	2012	$7,370
	2013	22,275
	2014	5,977
	2015	9,699
	2016	8,002
	Thereafter	67,505
	Total	$120,828

Capital

Overview

At December 31, 2011, total capital reached $407.9 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2011, our equity to asset ratio was 12.3% compared to 12.0% at year-end 2010.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2011, no preferred stock has been issued.

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

Stock Repurchase

On November 28, 2007, we announced the adoption by the Board of Directors of a stock repurchase program.  The program authorizes the repurchase of up to 700,000 shares of Class A common stock, or approximately 5% of the outstanding common stock.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares we intend to repurchase.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  As part of its strategic focus on building capital, management suspended the Company’s stock repurchase program in July 2008.

On September 27, 2011, we announced that reinstatement of the existing stock repurchase program.  Prior to the suspension of the program, we had repurchased 54,328 shares, thereby leaving authority to repurchase 645,672 shares under the program.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  We intend to use the repurchased shares to satisfy stock option exercises, for payment of future stock dividends and for general corporate purposes.

During 2011, after announcing the reinstatement of the program, we repurchased 137,144 shares of stock with a weighted average repurchase price of $23.98 per share.  Under the current stock repurchase plan, we can repurchase an additional 508,528 shares.

Cash Dividends

We declared cash dividends on our common stock of $0.76 per share for the twelve months ended December 31, 2011, compared to $0.76 per share for the twelve months ended December 31, 2010.   The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all. See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, for additional information regarding cash dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2011, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2011 and 2010, are presented in table 18 below:

Table 18:	Risk-Based Capital

	December 31
(In thousands, except ratios)	2011	2010

Tier 1 capital
Stockholders’ equity	$407,911	$397,371
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums	(47,889)	(49,953)
Unrealized gain on available-for-sale securities, net of income taxes	(439)	(512)

Total Tier 1 capital	389,583	376,906

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	9	7
Qualifying allowance for loan losses	22,682	23,553

Total Tier 2 capital	22,691	23,560

Total risk-based capital	$412,274	$400,466

Risk weighted assets	$1,805,585	$1,879,832

Ratios at end of year
Leverage ratio	11.86%	11.33%
Tier 1 capital	21.58%	20.05%
Total risk-based capital	22.83%	21.30%
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 capital	4.00%	4.00%
Total risk-based capital	8.00%	8.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2011, includes notes payable, FHLB long-term advances and trust preferred securities, all of which we are contractually obligated to repay in future periods.

Operating lease obligations entered into by the Company are generally associated with the operation of a few of our financial centers located throughout the states of Arkansas and Kansas.  Our financial obligation on these locations is considered immaterial due to the limited number of financial centers that operate under an agreement of this type.

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

The funding requirements of the Company's most significant financial commitments, at December 31, 2011, are shown in table 19.

Table 19:	Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total

Long-term debt	$7,370	$28,252	$17,701	$67,505	$120,828
Credit card loan commitments	343,400	--	--	--	343,400
Other loan commitments	285,487	--	--	--	285,487
Letters of credit	9,269	--	--	--	9,269

Reconciliation of Non-GAAP Measures

We have $62.2 million and $63.1 million total goodwill and core deposit premiums for the periods ended December 31, 2011 and December 31, 2010, respectively.  Because of our high level of these two intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).  This non-GAAP calculation for the twelve months ended December 31, 2011, 2010, 2009, 2008, and 2007, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 20.

Table 20:	Return on Tangible Equity

(In thousands, except ratios)	2011	2010	2009	2008	2007

Twelve months ended

Return on average stockholders’ equity: (A/C)	6.25%	9.69%	8.26%	9.54%	10.26%
Return on tangible equity (non-GAAP): (A+B)/(C-D)	7.54%	11.71%	10.61%	12.54%	13.78%

(A) Net income	$25,374	$37,117	$25,210	$26,910	$27,360
(B) Amortization of intangibles, net of taxes	537	478	503	504	511
(C) Average stockholders' equity	406,093	383,141	305,210	282,186	266,628
(D) Average goodwill and core deposits, net	62,631	62,125	62,789	63,600	64,409

The table below presents computations of core earnings (net income excluding nonrecurring items {Visa litigation expense reversal, gain from the cash proceeds on mandatory Visa stock redemption, gain from the sale of MasterCard stock, gains on FDIC-assisted transactions and the related merger costs, liquidation gains and losses from FDIC-assisted transactions and the one-time costs of branch right sizing}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

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

During the second quarter of 2011, we recorded an after tax gain of $688,000 on the sale of MasterCard stock, contributing $0.04 to diluted earnings per share.  Also during the second quarter, as a result of our right sizing initiative, we recorded a nonrecurring charge of $0.01 to diluted earnings per share.

During the first and second quarters of 2011, we recorded after-tax merger related costs of $217,000 on the FDIC-assisted acquisition of SSB, resulting in a nonrecurring charge of $0.01 to diluted earnings per share.

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

See table 21 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 21:	Reconciliation of Core Earnings (non-GAAP)

(In thousands, except share data)	2011	2010	2009	2008	2007

Twelve months ended

Net Income	$25,374	$37,117	$25,210	$26,910	$27,360
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	--	(2,973)	--
Litigation liability expense/reversal (Visa)	--	--	--	(1,220)	1,220
Gain on sale of MasterCard stock	(1,132)	--	--	--	--
Gain on FDIC-assisted transactions	--	(21,314)	--	--	--
Merger related costs	357	2,611	--	--	--
Gains from sale of securities	--	(317)	--	--	--
FHLB prepayment penalties	--	594	--	--	--
Branch right sizing	141	372	--	--	--
Tax effect (39.225%) (1)	248	6,978	--	1,635	(476)
Net nonrecurring items	(386)	(11,076)	--	(2,558)	744
Core earnings (non-GAAP)	$24,988	$26,041	$25,210	$24,352	$28,104

Diluted earnings per share	$1.47	$2.15	$1.74	$1.91	$1.92
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	--	(0.21)	--
Litigation liability expense/reversal (Visa)	--	--	--	(0.09)	0.09
Gain on sale of MasterCard stock	(0.07)	--	--	--	--
Gain on FDIC-assisted transactions	--	(1.23)	--	--	--
Merger related costs	0.02	0.15	--	--	--
Gain from sale of securities	--	(0.02)	--	--	--
FHLB prepayment penalties	--	0.03	--	--	--
Branch right sizing	0.01	0.02	--	--	--
Tax effect (39.225%) (1)	0.02	0.41	--	0.12	(0.04)
Net nonrecurring items	(0.02)	(0.64)	--	(0.18)	0.05
Diluted core earnings per share (non-GAAP)	$1.45	$1.51	$1.74	$1.73	$1.97

(1)	For 2010, effective tax rate of 39.225%, adjusted for additional fair value deduction related to the donation of a closed branch with a fair value significantly higher than its book value.

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 22.

Table 22:	Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2011
Net interest income	$26,834	$27,250	$27,279	$27,297	$108,660
Provision for loan losses	2,675	3,328	2,842	2,831	11,676
Non-interest income	12,632	14,364	13,722	12,747	53,465
Non-interest expense	29,975	28,692	27,633	28,350	114,650
Net income	5,066	6,746	7,257	6,305	25,374
Basic earnings per share	0.29	0.39	0.42	0.37	1.47
Diluted earnings per share	0.29	0.39	0.42	0.37	1.47

2010
Net interest income	$24,412	$25,205	$26,056	$26,276	$101,949
Provision for loan losses	3,231	3,758	3,407	3,733	14,129
Non-interest income	12,200	17,248	14,822	33,604	77,874
Non-interest expense	26,796	27,276	26,758	30,433	111,263
Net income	4,956	7,981	7,620	16,560	37,117
Basic earnings per share	0.29	0.46	0.45	0.96	2.16
Diluted earnings per share	0.29	0.46	0.44	0.96	2.15

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements.  At December 31, 2011, undivided profits of the Company's subsidiary banks were approximately $189.4 million, of which approximately $18.7 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At December 31, 2011, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At December 31, 2011, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 23.1% of total assets, as compared to 18.6% at December 31, 2010.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $333 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 25% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

The table below presents our interest rate sensitivity position at December 31, 2011.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table: 23           Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$535,119	$—	$—	$—	$—	$—	$—	$535,119
Assets held in trading accounts	3,547	—	—		3,994	—	—	7,541
Investment securities	121,819	108,170	75,223	113,153	82,576	78,736	117,979	697,656
Mortgage loans held for sale	22,976	—	—	—	—	—	—	22,976
Loans	587,246	117,220	182,741	222,055	237,673	216,013	16,821	1,579,769
Covered Loans	74,893	6,515	13,448	14,544	16,786	34,507	(2,618)	158,075
Total earning assets	1,345,600	231,905	271,412	349,752	341,029	329,256	132,182	3,001,136
Interest bearing liabilities
Interest bearing transaction and savings deposits	710,336	—	—	—	105,834	317,501	105,834	1,239,504
Time deposits	103,263	150,863	207,284	235,062	93,690	88,402	70	878,634
Short-term debt	115,038	—	—	—	—	—	—	115,038
Long-term debt	21,137	1,038	2,398	3,611	21,581	20,381	50,682	120,828
Total interest bearing liabilities	949,774	151,901	209,682	238,673	221,105	426,284	156,586	2,354,004
Interest rate sensitivity Gap	$395,826	$80,004	$61,730	$111,079	$119,924	$(97,028)	$(24,404)	$647,132
Cumulative interest rate sensitivity Gap	$395,826	$475,830	$537,560	$648,639	$768,564	$671,536	$647,132
Cumulative rate sensitive assets to rate sensitive liabilities	141.7%	143.2%	141.0%	141.8%	143.4%	130.6%	127.5%
Cumulative Gap as a % of earning assets	13.2%	15.9%	17.9%	21.6%	25.6%	22.4%	21.6%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 54 hereof.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited Simmons First National Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Simmons First National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Simmons First National Corporation and our report dated March 7, 2012, expressed an unqualified opinion thereon.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation as of December 31, 2011, and 2010, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2011.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simmons First National Corporation as of December 31, 2011, and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simmons First National Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2012, expressed an  unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
March 7, 2012

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2011 and 2010

(In thousands, except share data)	2011	2010
ASSETS
Cash and non-interest bearing balances due from banks	$35,087	$33,717
Interest bearing balances due from banks	535,119	418,343
Cash and cash equivalents	570,206	452,060
Investment securities	697,656	613,662
Mortgage loans held for sale	22,976	17,237
Assets held in trading accounts	7,541	7,577
Loans not covered by loss share agreements	1,579,769	1,683,464
Loans covered by FDIC loss share agreements	158,075	231,600
Allowance for loan losses	(30,108)	(26,416)
Net loans	1,707,736	1,888,648
FDIC indemnification asset	47,683	60,235
Premises and equipment	86,486	77,199
Foreclosed assets not covered by loss share agreements	22,887	23,204
Foreclosed assets covered by FDIC loss share agreements	11,685	8,717
Interest receivable	15,126	17,363
Bank owned life insurance	50,579	49,072
Goodwill	60,605	60,605
Core deposit premiums	1,579	2,463
Other assets	17,384	38,390
Total assets	$3,320,129	$3,316,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$532,259	$428,750
Interest bearing transaction accounts and savings deposits	1,239,504	1,220,133
Time deposits	878,634	959,886
Total deposits	2,650,397	2,608,769
Federal funds purchased and securities sold under agreements to repurchase	114,766	109,139
Short-term debt	272	1,033
Long-term debt	120,828	164,324
Accrued interest and other liabilities	25,955	35,796
Total liabilities	2,912,218	2,919,061
Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at December 31, 2011 and 2010	—	—
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 17,212,317 and 17,271,594 shares issued and outstanding at December 31, 2011 and 2010, respectively	172	173
Surplus	112,436	114,040
Undivided profits	294,864	282,646
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes of $283 and $331 at December 31, 2011 and 2010, respectively	439	512
Total stockholders’ equity	407,911	397,371
Total liabilities and stockholders’ equity	$3,320,129	$3,316,432

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)	2011	2010	2009
INTEREST INCOME
Loans not covered by loss share agreements	$95,713	$106,062	$113,648
Loans covered by FDIC loss share agreements	17,118	4,204	—
Federal funds sold	6	15	27
Investment securities	14,583	17,208	21,791
Mortgage loans held for sale	503	715	608
Assets held in trading accounts	33	30	20
Interest bearing balances due from banks	1,100	721	439
TOTAL INTEREST INCOME	129,056	128,955	136,533
INTEREST EXPENSE
Deposits	14,925	19,537	31,046
Federal funds purchased and securities sold under agreements to repurchase	450	532	769
Short-term debt	51	58	33
Long-term debt	4,970	6,879	6,958
TOTAL INTEREST EXPENSE	20,396	27,006	38,806
NET INTEREST INCOME	108,660	101,949	97,727
Provision for loan losses	11,676	14,129	10,316
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	96,984	87,820	87,411
NON-INTEREST INCOME
Trust income	5,375	5,179	5,227
Service charges on deposit accounts	16,808	17,700	17,944
Other service charges and fees	2,980	2,812	2,668
Income on sale of mortgage loans, net of commissions	4,188	4,810	4,032
Income on investment banking, net of commissions	1,478	2,236	2,153
Credit card fees	16,828	16,140	14,392
Premiums on sale of student loans	—	2,524	2,333
Bank owned life insurance income	1,481	1,670	1,270
Gain on sale of securities, net	—	317	144
Gain on FDIC-assisted transactions	—	21,314	—
Net gain (loss) on assets covered by FDIC loss share agreements	154	318	—
Other income	4,173	2,854	2,548
TOTAL NON-INTEREST INCOME	53,465	77,874	52,711
NON-INTEREST EXPENSE
Salaries and employee benefits	65,058	60,731	58,317
Occupancy expense, net	8,443	7,808	7,457
Furniture and equipment expense	6,633	6,093	6,195
Other real estate and foreclosure expense	678	974	453
Deposit insurance	2,387	3,813	4,642
Merger related costs	357	2,611	—
Other operating expenses	31,094	29,233	27,658
TOTAL NON-INTEREST EXPENSE	114,650	111,263	104,722
INCOME BEFORE INCOME TAXES	35,799	54,431	35,400
Provision for income taxes	10,425	17,314	10,190
NET INCOME	$25,374	$37,117	$25,210
BASIC EARNINGS PER SHARE	$1.47	$2.16	$1.75
DILUTED EARNINGS PER SHARE	$1.47	$2.15	$1.74

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009

(In thousands)	2011	2010	2009
OPERATING ACTIVITIES
Net income	$25,374	$37,117	$25,210
Items not requiring (providing) cash
Depreciation and amortization	6,067	5,724	5,841
Provision for loan losses	11,676	14,129	10,316
Gain on sale of investment securities	—	(317)	(144)
Net accretion of investment securities	(51)	(7)	(48)
Stock-based compensation expense	1,204	974	627
Net (accretion) amortization on assets covered by FDIC loss share agreements	(4,448)	(595)	—
Gain on FDIC-assisted transactions	—	(21,314)	—
Deferred income taxes	(3,571)	8,428	1,613
Bank owned life insurance income	(1,481)	(1,670)	(1,270)
Changes in
Interest receivable	2,237	518	3,049
Mortgage loans held for sale	(5,739)	(8,840)	1,939
Assets held in trading accounts	36	(691)	(1,132)
Other assets	4,742	3,660	(12,417)
Accrued interest and other liabilities	(2,847)	2,282	(5,387)
Income taxes payable	(3,642)	(291)	1,552
Net cash provided by operating activities	29,557	39,107	29,749
INVESTING ACTIVITIES
Net collections of loans	75,516	128,451	36,621
Net collections of covered loans	66,967	26,046	—
Purchases of premises and equipment, net	(14,470)	(4,001)	(4,257)
Proceeds from sale of covered other real estate owned	8,200	4,284	—
Proceeds from sale of foreclosed assets held for sale	20,512	37,310	4,139
Net (purchases) sales of short-term investment securities	—	(1)	84,033
Proceeds from sale of available-for-sale securities	5,350	75,948	361
Proceeds from maturities of available-for-sale securities	302,438	520,883	573,604
Purchases of available-for-sale securities	(331,583)	(461,904)	(384,080)
Proceeds from maturities of held-to-maturity securities	228,284	331,527	281,986
Purchases of held-to-maturity securities	(288,505)	(332,655)	(558,921)
Purchases of bank owned life insurance	(25)	(6,482)	(33)
Net cash proceeds received in FDIC-assisted transactions	—	99,677	—
Cash received on FDIC loss share	28,872	3,751	—
Net cash provided by investing activities	101,556	422,834	33,453
FINANCING ACTIVITIES
Net change in deposits	41,628	(258,980)	95,839
Net change in short-term debt	(761)	(4,822)	2,528
Dividends paid	(13,156)	(13,091)	(11,245)
Proceeds from issuance of long-term debt	4,835	6,278	9,166
Repayment of long-term debt	(48,331)	(97,454)	(8,014)
Net change in Federal funds purchased and securities sold under agreements to repurchase	5,627	3,229	(9,539)
Shares issued from public stock offering, net of offering costs of $4,178	—	—	70,486
Net shares issued under stock compensation plans	474	1,374	1,626
Repurchase of common stock	(3,283)	—	—
Net cash (used in) provided by financing activities	(12,967)	(363,466)	150,847
INCREASE IN CASH EQUIVALENTS	118,146	98,475	214,049
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	452,060	353,585	139,536
CASH AND CASH EQUIVALENTS, END OF YEAR	$570,206	$452,060	$353,585

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011, 2010 and 2009

			Accumulated
			Other
	Common		Comprehensive	Undivided
(In thousands, except share data)	Stock	Surplus	Income (Loss)	Profits	Total
Balance, December 31, 2008	$140	$40,807	$3,190	$244,655	$288,792
Comprehensive income:
Net income	—	—	—	25,210	25,210
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($1,456)	—	—	(2,428)	—	(2,428)
Comprehensive income					22,782
Stock issued from public stock offering, net of offering costs of $4,178	30	70,456	—	—	70,486
Stock issued as bonus shares – 27,915 shares	—	702	—	—	702
Cancelled bonus shares – 1,113 shares	—	29	—	—	29
Non-vested bonus shares	—	(1,208)	—	—	(1,208)
Stock issued for employee stock purchase plan – 5,823 shares	—	141	—	—	141
Exercise of stock options – 56,700 shares	1	689	—	—	690
Stock granted under stock-based compensation plans	—	180	—	—	180
Securities exchanged under stock option plan	—	(102)	—	—	(102)
Cash dividends – $0.76 per share	—	—	—	(11,245)	(11,245)
Balance, December 31, 2009	171	111,694	762	258,620	371,247
Comprehensive income:
Net income	—	—	—	37,117	37,117
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($161)	—	—	(250)	—	(250)
Comprehensive income					36,867
Stock issued as bonus shares – 83,245 shares	1	203	—	—	204
Vesting bonus shares	—	801	—	—	801
Stock issued for employee stock purchase plan – 4,947 shares	—	131	—	—	131
Exercise of stock options – 108,604 shares	1	1,460	—	—	1,461
Stock granted under stock-based compensation plans	—	173	—	—	173
Securities exchanged under stock option plan	—	(422)	—	—	(422)
Cash dividends – $0.76 per share	—	—	—	(13,091)	(13,091)
Balance, December 31, 2010	173	114,040	512	282,646	397,371
Comprehensive income:
Net income	—	—	—	25,374	25,374
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($47)	—	—	(73)	—	(73)
Comprehensive income					25,301
Stock issued as bonus shares – 47,995 shares		98	—	—	98
Vesting bonus shares	—	1,066	—	—	1,066
Stock issued for employee stock purchase plan – 4,805 shares	—	127	—	—	127
Exercise of stock options – 30,319 shares	—	385	—	—	385
Stock granted under stock-based compensation plans	—	138	—	—	138
Securities exchanged under stock option plan – (5,252 shares)	—	(136)	—	—	(136)
Repurchase of common stock – (137,144 shares)	(1)	(3,282)	—	—	(3,283)
Cash dividends – $0.76 per share	—	—	—	(13,156)	(13,156)
Balance, December 31, 2011	$172	$112,436	$439	$294,864	$407,911

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

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment, ASC Topic 320-10.  When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, the Company’s consolidated statements of income as of December 31, 2011 and 2010 reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  Prior to the adoption of this accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs.  Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments.  These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund.  Typically, the Company delivers the mortgage loans within a few days after the loans are funded.  These commitments are derivative instruments and their fair values at December 31, 2011 and 2010 are not material.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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

The accrual of interest on loans, except on certain government guaranteed loans, is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  The Company performs an annual goodwill impairment test, and more frequently if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually, or more frequently if certain conditions occur.  Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers.  The Company records all derivatives on the balance sheet at fair value.  Historically, the Company’s policy has been not to invest in derivative type investments, but, in an effort to meet the financing needs of its customers, the Company has entered into one fair value hedge.  Fair value hedges include interest rate swap agreements on fixed rate loans.  For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument.  The fair value hedge is considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amount of the loan being hedged was $1.5 million at December 31, 2011, and $1.6 million at December 31, 2010.

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

Bankcard Fee Income

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2011	2010	2009
Net Income	$25,374	$37,117	$25,210

Average common shares outstanding	17,309	17,204	14,375
Average common share stock options outstanding	9	61	90
Average diluted common shares	17,318	17,265	14,465

Basic earnings per share	$1.47	$2.16	$1.75
Diluted earnings per share	$1.47	$2.15	$1.74

Stock options to purchase 147,470, 95,770 and 100,290 shares, respectively, for the years ended December 31, 2011, 2010 and 2009, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the SWCB and SSB transactions, as of acquisition dates, is as follows:

(In thousands)	SWCB	SSB	Total
Assets Acquired
Cash and due from banks	$7,414	$11,063	$18,477
Cash received from FDIC	10,000	71,200	81,200
Receivable from FDIC	653	1,856	2,509
Investment securities	24,850	75,621	100,471
Loans not covered by loss share agreements	—	991	991
Loans covered by FDIC loss share agreements	40,177	219,158	259,335
Foreclosed assets covered by FDIC loss share agreements	4,646	6,363	11,009
FDIC indemnification asset	13,783	68,330	82,113
Core deposit premium	—	1,480	1,480
Other assets	467	1,577	2,044
Total assets acquired	101,990	457,639	559,629

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	5,063	82,614	87,677
Interest bearing transaction accounts and savings deposits	103	8,624	8,727
Time deposits	92,174	246,999	339,173
Total deposits	97,340	338,237	435,577
Repurchase agreements	—	2,215	2,215
FHLB borrowings	—	95,676	95,676
Accrued interest and other liabilities	1,613	3,234	4,847
Total liabilities assumed	98,953	439,362	538,315
Pre-tax gains on FDIC-assisted transactions	$3,037	$18,277	$21,314

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

Core deposit premium – This intangible asset represents the value of the relationships that SWCB and SSB had with their deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.  Based on the valuation methodologies used in the analysis, the estimated fair value of the core deposit premium at SWCB was immaterial.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date.  Even though deposit rates were above market, because SFNB reset deposit rates to current market rates, there was no fair value adjustment recorded for time deposits.

FHLB borrowings – The fair value of Federal Home Loan Bank (“FHLB”) borrowings is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.  Included in the SSB acquisition were FHLB borrowed funds with a fair value totaling $95.7 million.  The Company did not need these advances to meet its liquidity needs, and redeemed approximately $60.8 million of the advances during the fourth quarter of 2010.  The FHLB borrowings are secured by mortgage loans.  The remaining borrowings are being held to maturity to match loans with similar maturities.

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

The value of the true-up provision liability is calculated as the present value of the estimated payment to the FDIC in the tenth year using the formula provided in the agreements. The result of the calculation is based on the net present value of expected future cash payments to be made by SFNB to the FDIC at the conclusion of the loss share agreements.  The discount rate used was based on current market rates.  The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets.  The value of the true-up provision was $3.4 million and $3.2 million at December 31, 2011 and 2010, respectively, and was included in accrued interest and other liabilities on the balance sheet.

In connection with the SWBC and SSB acquisitions, SFNB and the FDIC will share in the losses on assets covered under the loss share agreements.  The FDIC will reimburse SFNB for 80% of all losses on covered assets.  The loss sharing agreements entered into by SFNB and the FDIC in conjunction with the purchase and assumption agreements require that SFNB follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses.  Additionally, to the extent that actual losses incurred by SFNB under the loss share agreements are less than expected, SFNB may be required to reimburse the FDIC under the clawback provisions of the loss share agreements.  At December 31, 2011, the covered loans and covered other real estate owned and the related FDIC indemnification asset (collectively, the “covered assets”) and the FDIC true-up provision were reported at the net present value of expected future amounts to be paid or received.

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

The Company has finalized its analysis of the acquired loans along with the other acquired assets and assumed liabilities in these transactions.  No significant adjustments to the estimated amounts and carrying values were required as of the dates of acquisition.  See Note 5 for discussion regarding subsequent evaluation of future cash flows.

During 2010, SFNB acquired the real estate (building and land) for the Springfield, Missouri location (formerly SWCB) for a total of $1.1 million.  During 2011, SFNB acquired the real estate for four of the Kansas locations previously owned by SSB related entities for a total of $6.2 million.  Also, during 2011, SFNB acquired three additional Kansas locations upon final settlement of SSB with the FDIC for a total of $4.4 million.  Two other locations are leased from third parties and SFNB will continue to lease these facilities.

NOTE 3:      INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2011				2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Held-to-Maturity
U.S. Treasury	$4,000	$14	$—	$4,014	$4,000	$28	$—	$4,028
U.S. Government
agencies	308,779	712	(154)	309,337	249,844	1,764	(507)	251,101
Mortgage-backed securities	62	1	—	63	78	4	—	82
State and political subdivisions	211,673	6,333	(144)	217,862	210,331	2,280	(1,845)	210,766
Other securities	930	—	—	930	930	—	—	930
Total	$525,444	$7,060	$(298)	$532,206	$465,183	$4,076	$(2,352)	$466,907

Available-for-Sale

U.S. Government agencies	$153,560	$295	$(228)	$153,627	$125,175	$577	$(283)	$125,469
Mortgage-backed securities	2,280	277	—	2,557	2,647	143	(1)	2,789
State and political subdivisions	—	—	—	—	—	—	—	—
Other securities	15,649	384	(5)	16,028	19,814	411	(4)	20,221
Total	$171,489	$956	$(233)	$172,212	$147,636	$1,131	$(288)	$148,479

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2011 and 2010, was $196.3 million and $229.6 million, which is approximately 27.9% and 37.3%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2011

Held-to-Maturity
U.S. Government agencies	$83,128	$154	$—	$—	$83,128	$154
State and political subdivisions	4,673	11	1,226	133	5,899	144
Total	$87,801	$165	$1,226	$133	$89,027	$298

Available-for-Sale

U.S. Government agencies	$106,097	$201	$1,166	$27	$107,263	$228
Mortgage-backed securities	—	—	35	—	35	—
Other securities	1	5	—	—	1	5
Total	$106,098	$206	$1,201	$27	$107,299	$233

December 31, 2010

Held-to-Maturity

U.S. Government agencies	$97,437	$507	$—	$—	$97,437	$507
State and political subdivisions	62,807	1,735	1,837	110	64,644	1,845
Total	$160,244	$2,242	$1,837	$110	$162,081	$2,352

Available-for-Sale

U.S. Government agencies	$67,203	$283	$—	$—	$67,203	$283
Mortgage-backed securities	207	—	110	1	317	1
Other securities	1	4	—	—	1	4
Total	$67,411	$287	$110	$1	$67,521	$288

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2011, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2011, management believes the impairments detailed in the table above are temporary.

Income earned on the above securities for the years ended December 31, 2011, 2010 and 2009, is as follows:

(In thousands)	2011	2010	2009
Taxable
Held-to-maturity	$4,229	$4,615	$2,880
Available-for-sale	2,490	4,336	11,016

Non-taxable
Held-to-maturity	7,864	8,257	7,874
Available-for-sale	—	—	21
Total	$14,583	$17,208	$21,791

The Statement of Stockholders’ Equity includes other comprehensive income.  Other comprehensive income for the Company includes the change in the unrealized appreciation on available-for-sale securities.  The changes in the unrealized appreciation on available-for-sale securities for the years ended December 31, 2011, 2010 and 2009, are as follows:

(In thousands)	2011	2010	2009
Unrealized holding gains (losses) arising during the period	$(120)	$(94)	$(3,740)
Gains realized in net income	—	317	144
	(120)	(411)	(3,884)
Income tax expense (benefit)	(47)	(161)	(1,456)
Net change in unrealized appreciation on available-for-sale securities	$(73)	$(250)	$(2,428)

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
One year or less	$36,695	$36,890	$300	$300
After one through five years	220,925	222,012	81,929	81,965
After five through ten years	181,674	183,745	73,607	73,915
After ten years	86,150	89,559	4	4
Other securities	—	—	15,649	16,028
Total	$525,444	$532,206	$171,489	$172,212

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $410,702,000 at December 31, 2011 and $435,635,000 at December 31, 2010.

The book value of securities sold under agreements to repurchase amounted to $83,556,000 and $75,774,000 for December 31, 2011 and 2010, respectively.

There were no gross realized gains or losses from the sale of available for sale securities during the year ended December 31, 2011.  The Company had gross realized gains of $467,000 and gross realized losses of $150,000 during the year ended December 31, 2010, from the sale of available for sale securities.  As part of its acquisition strategy related to SSB, the Company liquidated the acquired investment portfolio, resulting in the entire net realized gain of $317,000 in 2010.  The Company had gross realized gains of $144,000 and no realized losses during the year ended December 31, 2009.  The income tax expense/benefit related to security gains/losses was 39.225% of the gross amounts.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:      LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2011, the Company’s loan portfolio was $1.74 billion, compared to $1.92 billion at December 31, 2010.  The various categories of loans are summarized as follows:

(In thousands)	2011	2010
Consumer:
Credit cards	$189,970	$190,329
Student loans	47,419	61,305
Other consumer	109,211	118,581
Total consumer	346,600	370,215
Real estate:
Construction	109,825	153,772
Single family residential	355,094	364,442
Other commercial	536,372	548,360
Total real estate	1,001,291	1,066,574
Commercial:
Commercial	141,422	150,501
Agricultural	85,728	86,171
Total commercial	227,150	236,672
Other	4,728	10,003
Loans not covered by loss share agreements	1,579,769	1,683,464
Loans covered by FDIC loss share agreements	158,075	231,600
Total loans before allowance for loan losses	$1,737,844	$1,915,064

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; providing an appropriate allowance for loans losses by regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry.  The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.  Furthermore, factors that influenced the Company’s judgment regarding the allowance for loan losses consists of a three-year historical loss average segregated by each primary loan sector.  On an annual basis, historical loss rates are calculated for each sector.

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

Nonaccrual loans, excluding loans covered by FDIC loss share agreements, at December 31, 2011 and 2010, segregated by class of loans, are as follows:

(In thousands)	2011	2010
Consumer:
Credit cards	$305	$295
Student loans	—	—
Other consumer	839	963
Total consumer	1,144	1,258
Real estate:
Construction	121	804
Single family residential	3,198	3,470
Other commercial	7,233	4,340
Total real estate	10,552	8,614
Commercial:
Commercial	757	972
Agricultural	454	342
Total commercial	1,211	1,314
Other	—	—
Total	$12,907	$11,186

An age analysis of past due loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, at December 31, 2011 and 2010, is as follows:

	Gross	90 Days				90 Days
	30-89 Days	or More	Total		Total	Past Due &
(In thousands)	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2011
Consumer:
Credit cards	$820	$605	$1,425	$188,545	$189,970	$300
Student loans	1,894	2,483	4,377	43,042	47,419	2,483
Other consumer	1,398	664	2,062	107,149	109,211	335
Total consumer	4,112	3,752	7,864	338,736	346,600	3,118
Real estate:
Construction	548	121	669	109,156	109,825	—
Single family residential	3,581	2,262	5,843	349,251	355,094	121
Other commercial	806	6,240	7,046	529,326	536,372	15
Total real estate	4,935	8,623	13,558	987,733	1,001,291	136
Commercial:
Commercial	467	467	934	140,488	141,422	9
Agricultural	103	312	415	85,313	85,728	5
Total commercial	570	779	1,349	225,801	227,150	14
Other	—	—	—	4,728	4,728	—
Total	$9,617	$13,154	$22,771	$1,556,998	$1,579,769	$3,268

December 31, 2010
Consumer:
Credit cards	$971	$911	$1,882	$188,447	$190,329	$615
Student loans	1,505	1,736	3,241	58,064	61,305	1,736
Other consumer	2,016	448	2,464	116,117	118,581	155
Total consumer	4,492	3,095	7,587	362,628	370,215	2,506
Real estate:
Construction	691	498	1,189	152,583	153,772	—
Single family residential	1,877	2,155	4,032	360,410	364,442	122
Other commercial	7,312	2,229	9,541	538,819	548,360	—
Total real estate	9,880	4,882	14,762	1,051,812	1,066,574	122
Commercial:
Commercial	1,002	500	1,502	148,999	150,501	77
Agricultural	25	185	210	85,961	86,171	—
Total commercial	1,027	685	1,712	234,960	236,672	77
Other	—	—	—	10,003	10,003	—
Total	$15,399	$8,662	$24,061	$1,659,403	$1,683,464	$2,705

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

Impaired loans, net of government guarantees and excluding loans covered by FDIC loss share agreements, segregated by class of loans, at December 31, 2011 and 2010, are as follows:

	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Investment in	Interest
	Principal	With No	With	Recorded	Related	Impaired	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Loans	Recognized
December 31, 2011
Consumer:
Credit cards	$605	$605	$—	$605	$91	$715	$44
Student loans	—	—	—	—	—	—	—
Other consumer	1,359	1,203	128	1,331	266	1,298	57
Total consumer	1,964	1,808	128	1,936	357	2,013	101
Real estate:
Construction	5,324	3,783	1,498	5,281	415	6,758	298
Single family residential	5,152	4,243	589	4,832	402	5,978	264
Other commercial	28,538	13,642	13,100	26,742	1,942	30,160	1,332
Total real estate	39,014	21,668	15,187	36,855	2,759	42,896	1,894
Commercial:
Commercial	949	569	312	881	214	1,223	54
Agricultural	572	332	104	436	153	538	24
Total commercial	1,521	901	416	1,317	367	1,761	78
Other	—	—	—	—	—	—	—
Total	$42,499	$24,377	$15,731	$40,108	$3,483	$46,670	$2,073

December 31, 2010
Consumer:
Credit cards	$911	$—	$911	$911	$159
Student loans	—	—	—	—	—
Other consumer	1,431	92	1,270	1,362	368
Total consumer	2,342	92	2,181	2,273	527
Real estate:
Construction	9,690	5,878	2,591	8,469	804
Single family residential	6,590	3,002	3,366	6,368	792
Other commercial	32,547	3,843	27,531	31,374	2,342
Total real estate	48,827	12,723	33,488	46,211	3,938
Commercial:
Commercial	1,567	704	655	1,359	626
Agricultural	703	318	454	772	144
Total commercial	2,270	1,022	1,109	2,131	770
Other	—	—	—	—	—
Total	$53,439	$13,837	$36,778	$50,615	$5,235

At December 31, 2011, and December 31, 2010, impaired loans, net of government guarantees, totaled $40.1 million and $50.6 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $3,483,000 and $5,235,000 at December 31, 2011 and 2010, respectively.  Approximately $2,073,000, $2,389,000 and $1,398,000 of interest income was recognized on average impaired loans of $46,670,000, $55,754,000 and $36,843,000 for 2011, 2010 and 2009, respectively.  Interest recognized on impaired loans on a cash basis during 2011, 2010 and 2009 was immaterial.

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

During 2011, the Company adopted ASU 2011-02 – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 31-10-35 for those loans newly identified as impaired.  As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011, the beginning of the current fiscal year, for identification as TDRs.  The Company identified no loans as TDRs for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology.  Therefore, there was no additional impact to the allowance for loan losses as a result of the adoption.

The following table presents a summary of troubled debt restructurings as of December 31, 2011, excluding loans covered by FDIC loss share agreements, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
Consumer:
Credit cards	—	$—	—	$—	—	$—
Student loans	—	—	—	—	—	—
Other consumer	5	23	—	—	5	23
Total consumer	5	23	—	—	5	23
Real estate:
Construction	1	1,277	—	—	1	1,277
Single-family residential	5	957	1	34	6	991
Other commercial	13	8,602	7	5,082	20	13,683
Total real estate	19	10,836	8	5,116	27	15,951
Commercial:
Commercial	2	332	1	35	3	367
Agricultural	2	201	—	—	2	201
Total commercial	4	533	1	35	5	568
Other	—	—	—	—	—	—
Total	28	$11,391	9	$5,151	37	$16,542

The following table presents loans that were restructured as TDRs during the year ended December 31, 2011, excluding loans covered by FDIC loss share agreements, segregated by class of loans.

				Modification Type
			Balance at	Change in		Financial Impact
	Number of	Balance Prior	December 31,	Maturity	Change in	on Date of
(Dollars in thousands)	Loans	to TDR	2011	Date	Rate	Restructure
Year Ended December 31, 2011
Consumer:
Credit cards	—	$—	$—	$—	$—	$—
Student loans	—	—	—	—	—	—
Other consumer	4	30	16	16	—	—
Total consumer	4	30	16	16	—	—
Real estate:
Construction	—	—	—	—	—	—
Single family residential	—	—	—	—	—	—
Other commercial	4	2,112	2,112	2,112	—	—
Total real estate	4	2,112	2,112	2,112	—	—
Commercial:
Commercial	2	346	332	332	—	—
Agricultural	—	—	—	—	—	—
Total commercial	2	346	332	332	—	—
Other	—	—	—	—	—	—
Total	10	$2,488	$2,460	$2,460	$—	$—

During the year ended December 31, 2011, the Company modified a total of ten loans with a recorded investment of $2.5 million prior to modification which were deemed troubled debt restructurings.  Although there was additional modification of terms on some of the loans, the prevailing modification on all ten loans was a change in or extension of the maturity date.  Based on the fair value of the collateral, no specific reserve was determined necessary for any of these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

The following table presents loans for which a payment default occurred during the year ended December 31, 2011, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans covered by FDIC loss share agreements, segregated by class of loans.  We define a payment default as a payment received more than 90 days after its due date.

		Recorded
		Balance at
	Number of	December 31,		Transfers to
(Dollars in thousands)	Loans	2011	Charge-offs	OREO
Year Ended December 31, 2011
Consumer:
Credit cards	—	$—	$—	$—
Student loans	—	—	—	—
Other consumer	—	—	—	—
Total consumer	—	—	—	—
Real estate:
Construction	—	—	—	—
Single family residential	—	—	—	—
Other commercial	5	4,051	556	—
Total real estate	5	4,051	556	—
Commercial:
Commercial	1	35	3	—
Agricultural	—	—	—	—
Total commercial	1	35	3	—
Other	—	—	—	—
Total	6	$4,086	$559	$—

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

Loans covered by FDIC loss share agreements are evaluated using this internal grading system.  However, since these loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at December 31, 2011 and December 31, 2010, respectively.  See Note 5, Loans Covered by FDIC Loss Share Agreements, for further discussion of the acquired loan pools and loss sharing agreements.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans were $60.6 million and $67.6 million as of December 31, 2011 and December 31, 2010, respectively.

The following table presents a summary of loans by credit risk rating as of December 31, 2011 and December 31, 2010, segregated by class of loans.

	Risk Rate	Risk Rate	Risk Rate	Risk Rate	Risk Rate
(In thousands)	1-4	5	6	7	8	Total
December 31, 2011
Consumer:
Credit cards	$189,365	$—	$605	$—	$—	$189,970
Student loans	44,936	—	2,483	—	—	47,419
Other consumer	107,217	12	1,906	50	26	109,211
Total consumer	341,518	12	4,994	50	26	346,600
Real estate:
Construction	100,534	3,699	5,592	—	—	109,825
Single family residential	345,880	1,377	7,821	16	—	355,094
Other commercial	491,466	8,465	36,441	—	—	536,372
Total real estate	937,880	13,541	49,854	16	—	1,001,291
Commercial:
Commercial	136,107	510	4,762	43	—	141,422
Agricultural	84,747	148	833	—	—	85,728
Total commercial	220,854	658	5,595	43	—	227,150
Other	4,728	—	—	—	—	4,728
Loans covered by FDIC loss share agreements	158,075	—	—	—	—	158,075
Total	$1,663,055	$14,211	$60,443	$109	$26	$1,737,844

	Risk Rate	Risk Rate	Risk Rate	Risk Rate	Risk Rate
(In thousands)	1-4	5	6	7	8	Total
December 31, 2010
Consumer:
Credit cards	$189,418	$—	$911	$—	$—	$190,329
Student loans	59,569	—	1,736	—	—	61,305
Other consumer	116,179	15	2,323	64	—	118,581
Total consumer	365,166	15	4,970	64	—	370,215
Real estate:
Construction	144,482	570	8,720	—	—	153,772
Single family residential	356,271	1,158	6,992	21	—	364,442
Other commercial	494,828	11,543	41,989	—	—	548,360
Total real estate	995,581	13,271	57,701	21	—	1,066,574
Commercial:
Commercial	146,155	526	3,806	14	—	150,501
Agricultural	85,105	—	1,066	—	—	86,171
Total commercial	231,260	526	4,872	14	—	236,672
Other	10,003	—	—	—	—	10,003
Loans covered by FDIC loss share agreements	231,600	—	—	—	—	231,600
Total	$1,833,610	$13,812	$67,543	$99	$—	$1,915,064

Net (charge-offs)/recoveries for the years ended December 31, 2011 and 2010, excluding loans covered by FDIC loss share agreements, segregated by class of loans, were as follows:

(In thousands)	2011	2010
Consumer:
Credit cards	$(3,724)	$(4,286)
Student loans	(54)	(69)
Other consumer	(1,232)	(1,518)
Total consumer	(5,010)	(5,873)
Real estate:
Construction	(753)	(2,154)
Single family residential	(794)	(864)
Other commercial	(637)	(2,889)
Total real estate	(2,184)	(5,907)
Commercial:
Commercial	(538)	(721)
Agricultural	(252)	(228)
Total commercial	(790)	(949)
Other	—	—
Total	$(7,984)	$(12,729)

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

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

				Other
		Real	Credit	Consumer
(In thousands)	Commercial	Estate	Card	and Other	Unallocated	Total
Balance, beginning of year	$2,277	$9,692	$5,549	$1,958	$6,940	$26,416
Provision for loan losses	576	2,609	3,688	1,175	3,628	11,676
Charge-offs	(1,411)	(3,165)	(4,703)	(1,890)	—	(11,169)
Recoveries	621	981	979	604	—	3,185
Net charge-offs	(790)	(2,184)	(3,724)	(1,286)	—	(7,984)
Balance, end of year	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108
Period-end amount allocated to:
Loans individually evaluated for impairment	$367	$2,759	$91	$266	$—	$3,483
Loans collectively evaluated for impairment	1,696	7,358	5,422	1,581	10,568	26,625
Balance, end of year	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108

Activity in the allowance for loan losses for the years ended December 31, 2010 and 2009, was as follows:

(In thousands)	2010	2009
Balance, beginning of year	$25,016	$25,841
Provision for loan losses	14,129	10,316
Charge-offs	(18,602)	(14,828)
Recoveries	5,873	3,687
Net charge-offs	(12,729)	(11,141)
Balance, end of year	$26,416	$25,016

The Company’s recorded investment in loans, excluding loans covered by FDIC loss share agreements, as of December 31, 2011 and 2010 related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology is as follows:
				Other
		Real	Credit	Consumer
(In thousands)	Commercial	Estate	Card	and Other	Total
December 31, 2011
Loans individually evaluated for impairment	$1,317	$36,855	$605	$1,331	$40,108
Loans collectively evaluated for impairment	225,833	964,436	189,365	160,027	1,539,661
Balance, end of period	$227,150	$1,001,291	$189,970	$161,358	$1,579,769

December 31, 2010
Loans individually evaluated for impairment	$2,131	$46,211	$911	$1,362	$50,615
Loans collectively evaluated for impairment	234,541	1,020,363	189,418	188,527	1,632,849
Balance, end of period	$236,672	$1,066,574	$190,329	$189,889	$1,683,464

NOTE 5:      LOANS COVERED BY FDIC LOSS SHARE AGREEMENTS

The Company evaluated loans purchased in conjunction with the acquisitions of SWCB and SSB described in Note 2, Acquisitions, for impairment in accordance with the provisions of ASC Topic 310-30.  Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  The following table reflects the carrying value of all purchased covered impaired loans as of December 31, 2011 and 2010, for the SWCB and SSB FDIC-assisted transactions:

	Loans Covered
	by FDIC Loss Share
	December 31,
(in thousands)	2011	2010
Consumer:
Other consumer	$23	$105
Total consumer	23	105
Real estate:
Construction	23,515	73,527
Single family residential	26,825	50,182
Other commercial	102,198	89,495
Total real estate	152,538	213,204
Commercial:
Commercial	5,514	17,975
Agricultural	—	316
Total commercial	5,514	18,291
Total covered loans (1)	$158,075	$231,600

(1)
These loans were not classified as non-performing assets at December 31, 2011 and 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired loan pools, and adjustments may or may not be required.  During the fourth quarter of 2011, the cash flows estimate increased based on payment histories and reduced loss expectations of the loan pools.  This resulted in increased interest income that will be spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets will be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The impact of the fourth quarter adjustments on the Company’s financial results for the current reporting period is shown below:

	Year Ended
(In thousands, except basis points data)	December 31, 2011
Impact on net interest income/ net interest margin (in basis points)	$1,124	4 bps
Non-interest income	(978)
Net impact to pre-tax income	146
Net impact, net of taxes	$89

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $22.6 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $19.9 million.  Of the remaining adjustments, the Company expects to recognize $11.0 million of interest income and a $9.7 million reduction of non-interest income during 2012.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the years ended December 31, 2011 and 2010, for SWCB and SSB.
		Carrying
	Accretable	Amount of
(in thousands)	Yield	Loans
Balance, January 1, 2010	$—	$—
Additions	40,451	259,335
Accretion	(4,204)	4,204
Payments received, net	—	(31,939)
Balance, December 31, 2010	$36,247	$231,600

Additions	—	—
Accretable yield adjustments	23,704	—
Accretion	(17,118)	17,118
Payments received, net	—	(90,643)
Balance, December 31, 2011	$42,833	$158,075

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  There were no allowances for loan losses related to the purchased impaired loans at December 31, 2011 or 2010.

NOTE 6:      GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $60.6 million at December 31, 2011, unchanged from December 31, 2010.  Although the Company had two FDIC-assisted acquisitions during the year ended December 31, 2010, no additional goodwill was recorded, as both transactions resulted in a bargain purchase gain.  Goodwill impairment was neither indicated nor recorded in 2011 or 2010.

Core deposit premiums are periodically evaluated as to the recoverability of their carrying value.  The carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at December 31, 2011 and 2010, were as follows:

	December 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Core deposit premiums	$3,069	$1,490	$1,579	$7,885	$5,422	$2,463

Core deposit premium amortization expense recorded for the years ended December 31, 2011, 2010 and 2009, was $884,000, $786,000 and $805,000, respectively.  The Company’s estimated amortization expense for each of the following five years is:  2012 – $295,000; 2013 – $261,000; 2014 – $157,000; 2015 – $151,000; and 2016 – $148,000.

NOTE 7:      TIME DEPOSITS

Time deposits included approximately $378,825,000 and $360,349,000 of certificates of deposit of $100,000 or more, at December 31, 2011 and 2010, respectively.  Brokered deposits were $20,629,000 and $21,472,000 at December 31, 2011 and 2010, respectively.  Maturities of all time deposits are as follows:  2012 – $696,312,000; 2013 – $93,690,000; 2014 – $59,872,000; 2015 – $7,329,000; 2016 – $21,361,000 and $70,000 thereafter.

Deposits are the Company's primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 8:      INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	2011	2010	2009
Income taxes currently payable	$13,996	$8,886	$8,577
Deferred income taxes	(3,571)	8,428	1,613
Provision for income taxes	$10,425	$17,314	$10,190

The tax effects of temporary differences related to deferred taxes included in other liabilities on the consolidated balance sheets were:

(In thousands)	2011	2010
Deferred tax assets
Loans acquired	$7,150	$11,002
FDIC true-up liability	1,341	1,251
Allowance for loan losses	11,457	9,857
Valuation of foreclosed assets	393	2,393
Deferred compensation payable	1,591	1,532
FHLB advances	547	1,600
Vacation compensation	1,052	960
Loan interest	767	767
Other	522	442
Gross deferred tax assets	24,820	29,804

Deferred tax liabilities
Goodwill and core deposit premium amortization	(9,725)	(3,688)
FDIC indemnification asset	(18,703)	(32,209)
Accumulated depreciation	(189)	(597)
Available-for-sale securities	(283)	(331)
Deferred loan fee income and expenses, net	(1,742)	(1,413)
FHLB stock dividends	(430)	(414)
Other	(569)	(1,592)
Gross deferred tax liabilities	(31,641)	(40,244)
Net deferred tax liability	$(6,821)	$(10,440)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)	2011	2010	2009
Computed at the statutory rate (35%)	$12,530	$19,051	$12,390
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	883	1,542	566
Tax exempt interest income	(2,780)	(2,924)	(2,877)
Tax exempt earnings on BOLI	(518)	(584)	(444)
Other differences, net	310	229	555
Actual tax provision	$10,425	$17,314	$10,190

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2008 tax year and forward.  The Company’s various state income tax returns are generally open from the 2005 and later tax return years based on individual state statute of limitations.

NOTE 9:      LONG-TERM DEBT

Long-term debt at December 31, 2011, and 2010 consisted of the following components.

(In thousands)	2011	2010
FHLB advances, due 2012 to 2033, 0.96% to 8.41%, secured by residential real estate loans	$89,898	$133,394
Trust preferred securities, due 12/30/2033, fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate 2.80% above the three-month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Total long-term debt	$120,828	$164,324

At December 31, 2011, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $89.9 million at December 31, 2011, with approximately $333.4 million of additional advances available from the FHLB.

The FHLB advances are secured by mortgage loans and investment securities totaling approximately $481.7 million at December 31, 2011.

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

Aggregate annual maturities of long-term debt at December 31, 2011 are as follows:

		Annual
(In thousands)	Year	Maturities
	2012	$7,370
	2013	22,275
	2014	5,977
	2015	9,699
	2016	8,002
	Thereafter	67,505
	Total	$120,828

NOTE 10:    CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2011, no preferred stock has been issued.

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

On September 27, 2011, the Company announced that it would reinstate the existing stock repurchase program.  Prior to the suspension of the program, the Company had repurchased 54,328 shares, thereby leaving authority to repurchase 645,672 shares under the program.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  The Company intends to use the repurchased shares to satisfy stock option exercises, for payment of future stock dividends and for general corporate purposes.

During 2011, after announcing the reinstatement of the program, the Company repurchased 137,144 shares of stock with a weighted average repurchase price of $23.98 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 508,528 shares.

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

NOTE 11:    TRANSACTIONS WITH RELATED PARTIES

At December 31, 2011 and 2010, the subsidiary banks had extensions of credit to executive officers and directors and to companies in which the subsidiary banks' executive officers or directors were principal owners in the amount of $28.5 million in 2011 and $28.7 million in 2010.

(In thousands)	2011	2010
Balance, beginning of year	$28,749	$23,487
New extensions of credit	13,556	14,524
Repayments	(13,833)	(9,262)
Balance, end of year	$28,472	$28,749

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

NOTE 12:    EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company’s 401(k) retirement plan covers substantially all employees.  Contribution expense totaled $625,000, $591,000 and $578,000, in 2011, 2010 and 2009, respectively.

The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees.  Contribution expense totaled $2,936,000 for 2011, $2,738,000 for 2010 and $2,640,000 for 2009.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments which, together with payments from the deferred annuities issued pursuant to the terminated pension plan equal 50 percent of average compensation prior to retirement or death.  The charges to income for the plans were $178,000 for 2011, $109,000 for 2010 and $65,000 for 2009.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

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

The table below summarizes the transactions under the Company's active stock compensation plans at December 31, 2011, 2010 and 2009, and changes during the years then ended:

	Stock Options		Non-Vested Stock
	Outstanding		Awards Outstanding
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Grant-Date
	(000)	Price	(000)	Fair-Value
Balance, December 31, 2008	452	$20.46	37	$28.28
Granted	—	—	28	25.15
Stock Options Exercised	(57)	12.17	—	—
Stock Awards Vested	—	—	(15)	26.90
Forfeited/Expired	(21)	19.36	(1)	26.22

Balance, December 31, 2009	374	21.78	49	26.96
Granted	—	—	83	26.92
Stock Options Exercised	(108)	13.45	—	—
Stock Awards Vested	—	—	(17)	27.49
Forfeited/Expired	(7)	27.88	(4)	26.27

Balance, December 31, 2010	259	25.11	111	26.81
Granted	—	—	48	28.18
Stock Options Exercised	(30)	12.71	—	—
Stock Awards Vested	—	—	(32)	26.83
Forfeited/Expired	(1)	26.20	—	—

Balance, December 31, 2011	228	$26.76	127	$26.49

Exercisable, December 31, 2011	201	$26.36

The following table summarizes information about stock options under the plans outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of Shares	Contractual	Exercise	of Shares	Exercise
Exercise Prices	(000)	Life (Years)	Price	(000)	Price
$23.78 - $23.78	50	2.56	$23.78	50	$23.78
24.50 - 24.50	31	3.39	24.50	31	24.50
26.19 - 27.67	51	4.33	26.20	51	26.20
28.42 - 28.42	49	5.41	28.42	41	28.42
30.31 - 30.31	47	6.41	30.31	28	30.31

Stock-based compensation expense totaled $1,204,000 in 2011, $974,000 in 2010 and $627,000 in 2009.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $110,000 at December 31, 2011.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 0.7 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $2.5 million at December 31, 2011.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.5 years.

Aggregate intrinsic value of outstanding stock options and exercisable stock options was $99,000 and $167,000, respectively, at December 31, 2011.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $27.19 at December 31, 2011, and the exercise price multiplied by the number of options outstanding.  The total intrinsic value of stock options exercised was $439,000 in 2011, $1.6 million in 2010 and $886,000 in 2009.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted in 2011, 2010 or 2009.

NOTE 13:    ADDITIONAL CASH FLOW INFORMATION

The following table presents additional information on cash payments and non-cash items:

(In thousands)	2011	2010	2009
Interest paid	$20,974	$27,703	$40,673
Income taxes paid	17,638	9,177	7,040
Transfers of loans to foreclosed assets held for sale	20,195	61,938	10,323
Transfers of loans covered by FDIC loss share agreements to foreclosed assets covered by FDIC loss share agreements	11,168	8,933	—

In connection with the SWCB and SSB acquisitions, accounted for by using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2010
Assets acquired	$559,629
Liabilities assumed	538,315
Bargain purchase gains	$21,314

NOTE 14:    OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2011	2010	2009
Professional services	$4,574	$4,476	$3,643
Postage	2,486	2,465	2,409
Telephone	2,480	2,328	2,113
Credit card expense	6,565	5,839	5,051
Operating supplies	1,653	1,403	1,470
Amortization of core deposit premiums	884	786	805
Other expense	12,452	11,936	12,167
Total	$31,094	$29,233	$27,658

The Company had aggregate annual equipment rental expense of approximately $540,000 in 2011, $311,000 in 2010 and $317,000 in 2009.  The Company had aggregate annual occupancy rental expense of approximately $1,412,000 in 2011, $1,381,000 in 2010 and $1,208,000 in 2009.

NOTE 15:    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2011 and 2010.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Available-for-sale securities
U.S. Government agencies	$153,627	$—	$153,627	$—
Mortgage-backed securities	2,557	—	2,557	—
Other securities	16,027	1,503	14,524	—
Assets held in trading accounts	7,541	1,800	5,741	—

December 31, 2010
Available-for-sale securities
U.S. Government agencies	$125,469	$—	$125,469	$—
Mortgage-backed securities	2,789	—	2,789	—
Other securities	20,221	1,503	18,718	—
Assets held in trading accounts	7,577	2,700	4,877	—

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of December 31, 2011 and 2010, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $22.9 million and $23.2 million, respectively.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At December 31, 2011 and 2010, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Impaired loans (1) (2)	$10,173	$—	$—	$10,173
(collateral dependent)
Foreclosed assets held for sale (1)	2,664	—	—	2,664

December 31, 2010
Impaired loans	$45,380	$—	$—	$45,380
(collateral dependent)

(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)	Specific allocations of $41,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the period.

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

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$570,206	$570,206	$452,060	$452,060
Held-to-maturity securities	525,444	532,206	465,183	466,907
Mortgage loans held for sale	22,976	22,976	17,237	17,237
Interest receivable	15,126	15,126	17,363	17,363
Loans not covered by loss share agreements	1,549,661	1,548,034	1,657,048	1,649,773
Loans covered by FDIC loss share agreements	158,075	157,424	231,600	228,375
FDIC indemnification asset	47,683	47,683	60,235	60,235

Financial liabilities
Non-interest bearing transaction accounts	532,259	532,259	428,750	428,750
Interest bearing transaction accounts and savings deposits	1,239,504	1,239,504	1,220,133	1,220,133
Time deposits	878,634	882,244	959,886	962,535
Federal funds purchased and securities sold under agreements to repurchase	114,766	114,766	109,139	109,139
Short-term debt	272	272	1,033	1,033
Long-term debt	120,828	126,962	164,324	176,628
Interest payable	1,437	1,437	2,015	2,015

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

Estimates related to the allowance for loan losses,  covered assets and certain concentrations of credit risk are reflected in Note 4, Loans and Allowance for Loan Losses, Note 5, Loans Covered by FDIC Loss Share Agreements and Note 17, Commitments and Credit Risk.

NOTE 17:    COMMITMENTS AND CREDIT RISK

The Company grants agri-business, credit card, commercial and residential loans to customers throughout Arkansas, Kansas and southern Missouri.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2011, the Company had outstanding commitments to extend credit aggregating approximately $343,400,000 and $285,487,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2010, the Company had outstanding commitments to extend credit aggregating approximately $272,688,000 and $287,055,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $9,269,000 and $11,767,000 at December 31, 2011 and 2010, respectively, with terms ranging from one to two years.  The Company’s deferred revenue under standby letter of credit agreements was approximately $33,000 and $31,000 at December 31 2011, and 2010, respectively.

At December 31, 2011, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 18:    NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and nonrecurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 15, Disclosures About Fair Value of Financial Instruments.  These new disclosure requirements were adopted by the Company on January 1, 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which was adopted by the Company on January 1, 2011.  The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or disclosures.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  ASU 2011-02 was effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  The adoption of this guidance did not have a significant impact on the Company’s financial position or results of operations.  See Note 4 for disclosures related to this ASU.

New authoritative accounting guidance under ASC Topic 805, Business Combinations, became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses.  ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance.  Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies.  Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies. ASC Topic 805 became effective January 1, 2009; therefore, the Company’s FDIC-assisted acquisitions during 2010 were accounted for in accordance ASC Topic 805.  Refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies – Acquisition Accounting, Covered Loans and Related Indemnification Asset and Note 2, Acquisitions for further information.

New authoritative accounting guidance under ASU 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented.  ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  ASU 2010-29 became effective for the Company for business combinations occurring after December 31, 2010, and is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

New authoritative accounting guidance under ASU 2010-28, Intangibles – Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 became effective for the Company on January 1, 2011, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12.  ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

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

On September 14, 2011, plaintiffs filed a motion for requesting the circuit court enter a judgment on this matter.  The Company and South Arkansas timely filed an objection to the plaintiffs' motion.  On November 3, 2011, the circuit court denied the plaintiffs' motion.   The plaintiffs have filed a notice of appeal of the denial of the motion and have until late February, 2012 to lodge the record for appeal.  On February 13, 2012, the Company and South Arkansas filed a motion to dismiss the appeal along with a brief and a partial transcript.  At this time, no basis for any material liability has been identified.

NOTE 20:    STOCKHOLDERS’ EQUITY

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Office of the Comptroller of the Currency is required if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2011, the Company subsidiaries had approximately $18.7 million in undivided profits available for payment of dividends to the Company without prior approval of the regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2011, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s most significant subsidiaries are presented in the following table.

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(In thousands)	Amount	Ratio-%	Amount	Ratio-%	Amount		Ratio-%
As of December 31, 2011
Total Risk-Based Capital Ratio
Simmons First National Corporation	$412,274	22.8	$144,658	8.0	$	N/A
Simmons First National Bank	176,929	19.4	72,960	8.0		91,201	10.0
Simmons First Bank of Northeast Arkansas	34,434	14.1	19,537	8.0		24,421	10.0
Simmons First Bank of Russellville	28,159	24.9	9,047	8.0		11,309	10.0
Simmons First Bank of Northwest Arkansas	35,357	21.5	13,156	8.0		16,445	10.0
Simmons First Bank of El Dorado	23,624	22.1	8,552	8.0		10,690	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	389,583	21.6	72,145	4.0		N/A
Simmons First National Bank	168,382	18.5	36,407	4.0		54,610	6.0
Simmons First Bank of Northeast Arkansas	31,438	12.8	9,824	4.0		14,737	6.0
Simmons First Bank of Russellville	26,735	23.6	4,531	4.0		6,797	6.0
Simmons First Bank of Northwest Arkansas	33,281	20.2	6,590	4.0		9,885	6.0
Simmons First Bank of El Dorado	22,285	20.9	4,265	4.0		6,398	6.0
Leverage Ratio
Simmons First National Corporation	389,583	11.9	130,952	4.0		N/A
Simmons First National Bank	168,382	9.2	73,210	4.0		91,512	5.0
Simmons First Bank of Northeast Arkansas	31,438	9.5	13,237	4.0		16,546	5.0
Simmons First Bank of Russellville	26,735	15.2	7,036	4.0		8,794	5.0
Simmons First Bank of Northwest Arkansas	33,281	13.2	10,085	4.0		12,606	5.0
Simmons First Bank of El Dorado	22,285	9.8	9,096	4.0		11,370	5.0

As of December 31, 2010
Total Risk-Based Capital Ratio
Simmons First National Corporation	$400,465	21.3	$150,409	8.0	$	N/A
Simmons First National Bank	169,870	18.0	75,498	8.0		94,372	10.0
Simmons First Bank of Northeast Arkansas	32,618	12.9	20,228	8.0		25,285	10.0
Simmons First Bank of Russellville	27,061	23.0	9,413	8.0		11,766	10.0
Simmons First Bank of Northwest Arkansas	35,348	19.6	14,428	8.0		18,035	10.0
Simmons First Bank of El Dorado	22,877	18.9	9,683	8.0		12,104	10.0
Tier 1 Capital Ratio
Simmons First National Corporation	376,906	20.0	75,381	4.0		N/A
Simmons First National Bank	160,978	17.1	37,656	4.0		56,484	6.0
Simmons First Bank of Northeast Arkansas	29,909	11.8	10,139	4.0		15,208	6.0
Simmons First Bank of Russellville	25,579	21.7	4,715	4.0		7,073	6.0
Simmons First Bank of Northwest Arkansas	33,091	18.4	7,194	4.0		10,791	6.0
Simmons First Bank of El Dorado	21,486	17.7	4,856	4.0		7,283	6.0
Leverage Ratio
Simmons First National Corporation	376,906	11.3	133,418	4.0		N/A
Simmons First National Bank	160,978	8.2	78,526	4.0		98,157	5.0
Simmons First Bank of Northeast Arkansas	29,909	9.1	13,147	4.0		16,434	5.0
Simmons First Bank of Russellville	25,579	14.8	6,913	4.0		8,642	5.0
Simmons First Bank of Northwest Arkansas	33,091	12.4	10,675	4.0		13,343	5.0
Simmons First Bank of El Dorado	21,486	8.7	9,879	4.0		12,348	5.0

NOTE 21:    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2011 and 2010

(In thousands)	2011	2010
ASSETS
Cash and cash equivalents	$43,431	$49,792
Investment securities	3,251	3,320
Investments in wholly-owned subsidiaries	381,236	370,402
Intangible assets, net	133	133
Premises and equipment	687	731
Other assets	10,103	6,416
TOTAL ASSETS	$438,841	$430,794

LIABILITIES
Long-term debt	$30,930	$30,930
Other liabilities	—	2,493
Total liabilities	30,930	33,423

STOCKHOLDERS’ EQUITY
Common stock	172	173
Surplus	112,436	114,040
Undivided profits	294,864	282,646
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes of $283 and $331 at December 31, 2011 and 2010 respectively	439	512
Total stockholders’ equity	407,911	397,371
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$438,841	$430,794

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(In thousands)	2011	2010	2009
INCOME
Dividends from subsidiaries	$19,291	$18,080	$20,082
Other income	6,189	6,763	6,308
	25,480	24,843	26,390
EXPENSE	13,756	15,601	12,201
Income before income taxes and equity in undistributed net income of subsidiaries	11,724	9,242	14,189
Provision for income taxes	(2,743)	(3,278)	(1,931)
Income before equity in undistributed net income of subsidiaries	14,467	12,520	16,120
Equity in undistributed net income of subsidiaries	10,907	24,597	9,090

NET INCOME	$25,374	$37,117	$25,210

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(In thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,374	$37,117	$25,210
Items not requiring (providing) cash
Depreciation and amortization	187	204	251
Deferred income taxes	120	204	(411)
Equity in undistributed income of bank subsidiaries	(10,907)	(24,597)	(9,090)
Changes in
Other assets	(3,738)	183	(202)
Other liabilities	(2,493)	1,384	(885)
Net cash provided by operating activities	8,543	14,495	14,873

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of premises and equipment	(143)	(218)	(172)
Additional investment in subsidiary	—	(43,000)	(5,000)
Purchase of available-for-sale securities	—	(100,070)	(59,825)
Proceeds from sale or maturity of investment securities	—	159,890	—
Net cash provided by (used in) investing activities	(143)	16,602	(64,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	1,678	2,347	70,918
Payment to repurchase common stock	(3,283)	—	—
Dividends paid	(13,156)	(13,091)	(11,245)
Net cash (used in) provided by financing activities	(14,761)	(10,744)	59,673

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,361)	20,353	9,549

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	49,792	29,439	19,890

CASH AND CASH EQUIVALENTS, END OF YEAR	$43,431	$49,792	$29,439

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Controls.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

No items are reportable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 17, 2012, to be filed pursuant to Regulation 14A on or about March 19, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 17, 2012, to be filed pursuant to Regulation 14A on or about March 19, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 17, 2012, to be filed pursuant to Regulation 14A on or about March 19, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 17, 2012, to be filed pursuant to Regulation 14A on or about March 19, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 17, 2012, to be filed pursuant to Regulation 14A on or about March 19, 2012.

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

 /s/ Marty D. Casteel                                                   March 7, 2012
Marty D. Casteel, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about March 7, 2012.

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