Form 10-Q
period 2012-03-31
SIMMONS FIRST NATIONAL CORP
filed 2012-05-10
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2012	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas		71-0407808
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

501 Main Street, Pine Bluff, Arkansas		71601
(Address of principal executive offices)		(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 20, 2012, was 17,114,426.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2012

Part I:  Financial Information
Item 1.  Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

(In thousands, except share data)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$34,314	$35,087
Interest bearing balances due from banks	642,929	535,119
Federal funds sold	750	-
Cash and cash equivalents	677,993	570,206
Investment securities	657,780	697,656
Mortgage loans held for sale	24,351	22,976
Assets held in trading accounts	7,708	7,541
Loans not covered by loss share agreements	1,543,653	1,579,769
Loans covered by FDIC loss share agreements	129,735	158,075
Allowance for loan losses	(28,325)	(30,108)
Net loans	1,645,063	1,707,736
FDIC indemnification asset	39,978	47,683
Premises and equipment	85,784	86,486
Foreclosed assets not covered by loss share agreements	24,542	22,887
Foreclosed assets covered by FDIC loss share agreements	11,705	11,685
Interest receivable	13,319	15,126
Bank owned life insurance	50,934	50,579
Goodwill	60,605	60,605
Core deposit premiums	1,505	1,579
Other assets	18,786	17,384
Total assets	$3,320,053	$3,320,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$521,202	$532,259
Interest bearing transaction accounts and savings deposits	1,282,763	1,239,504
Time deposits	850,612	878,634
Total deposits	2,654,577	2,650,397
Federal funds purchased and securities sold under agreements to repurchase	106,224	114,766
Short-term debt	-	272
Long-term debt	121,242	120,828
Accrued interest and other liabilities	28,698	25,955
Total liabilities	2,910,741	2,912,218

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at March 31, 2012 and December 31, 2011	-	-
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 17,182,526 and 17,212,317 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	172	172
Surplus	110,976	112,436
Undivided profits	297,776	294,864
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes of $252 at March 31, 2012 and $283 at December 31, 2011	388	439
Total stockholders’ equity	409,312	407,911
Total liabilities and stockholders’ equity	$3,320,053	$3,320,129

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2012 and 2011
	Three Months Ended March 31,
(In thousands, except per share data)	2012	2011
	(Unaudited)
INTEREST INCOME
Loans not covered by loss share agreements	$22,272	$24,094
Loans covered by FDIC loss share agreements	5,973	4,341
Federal funds sold	-	1
Investment securities	3,275	3,705
Mortgage loans held for sale	153	88
Assets held in trading accounts	12	9
Interest bearing balances due from banks	303	235
TOTAL INTEREST INCOME	31,988	32,473

INTEREST EXPENSE
Deposits	2,965	4,176
Federal funds purchased and securities sold under agreements to repurchase	99	116
Short-term debt	14	12
Long-term debt	1,192	1,335
TOTAL INTEREST EXPENSE	4,270	5,639

NET INTEREST INCOME	27,718	26,834
Provision for loan losses	771	2,675

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,947	24,159

NON-INTEREST INCOME
Trust income	1,309	1,346
Service charges on deposit accounts	3,865	3,857
Other service charges and fees	792	806
Income on sale of mortgage loans, net of commissions	1,294	626
Income on investment banking, net of commissions	699	600
Credit card fees	4,079	3,943
Bank owned life insurance income	355	403
Net gain (loss) on assets covered by FDIC loss share agreements	(2,665)	370
Other income	995	651
TOTAL NON-INTEREST INCOME	10,723	12,602

NON-INTEREST EXPENSE
Salaries and employee benefits	16,824	17,116
Occupancy expense, net	2,081	2,189
Furniture and equipment expense	1,604	1,589
Other real estate and foreclosure expense	207	94
Deposit insurance	571	1,039
Merger related costs	-	190
Other operating expenses	7,350	7,728
TOTAL NON-INTEREST EXPENSE	28,637	29,945

INCOME BEFORE INCOME TAXES	9,033	6,816
Provision for income taxes	2,678	1,750

NET INCOME	$6,355	$5,066
BASIC EARNINGS PER SHARE	$0.37	$0.29
DILUTED EARNINGS PER SHARE	$0.37	$0.29

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
(In thousands)	2012	2011
	(Unaudited)

NET INCOME	$6,355	$5,066

Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities, net of income taxes of ($33) and ($61)	(51)	(95)

Other comprehensive income (loss), net of tax	(51)	(95)

COMPREHENSIVE INCOME	$6,304	$4,971

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011

(In thousands)	March 31, 2012	March 31, 2011
	(Unaudited)
OPERATING ACTIVITIES
Net income	$6,355	$5,066
Items not requiring (providing) cash
Depreciation and amortization	1,372	1,536
Provision for loan losses	771	2,675
Net (accretion) amortization of investment securities	(5)	22
Stock-based compensation expense	402	273
Net accretion on assets covered by FDIC loss share agreements	(901)	(1,106)
Deferred income taxes	1,149	(274)
Bank owned life insurance income	(355)	(403)
Changes in
Interest receivable	1,807	1,981
Mortgage loans held for sale	(1,375)	10,619
Assets held in trading accounts	(167)	109
Other assets	(139)	2,606
Accrued interest and other liabilities	(213)	(3,455)
Income taxes payable	1,527	1,199
Net cash provided by operating activities	10,228	20,848

INVESTING ACTIVITIES
Net collections of covered loans	28,418	18,181
Net collections of loans	30,379	49,678
Purchases of premises and equipment, net	(596)	(7,061)
Proceeds from sale of covered other real estate owned	3,508	1,248
Proceeds from sale of foreclosed assets held for sale	1,528	12,744
Proceeds from sale of available-for-sale securities	3	1,928
Proceeds from maturities of available-for-sale securities	79,367	67,661
Purchases of available-for-sale securities	(83,677)	(41,060)
Proceeds from maturities of held-to-maturity securities	202,643	4,794
Purchases of held-to-maturity securities	(158,506)	(41,370)
Cash received on FDIC loss share	4,017	19,275
Net cash provided by investing activities	107,084	86,018

FINANCING ACTIVITIES
Net change in deposits	4,180	(7,353)
Net change in short-term debt	(272)	(315)
Dividends paid	(3,443)	(3,292)
Proceeds from issuance of long-term debt	1,814	2,320
Repayment of long-term debt	(1,400)	(39,300)
Net change in federal funds purchased and securities sold under agreements to repurchase	(8,542)	(2,040)
Net shares issued under stock compensation plans	190	224
Repurchase of common stock	(2,052)	-
Net cash used in financing activities	(9,525)	(49,756)

INCREASE IN CASH AND CASH EQUIVALENTS	107,787	57,110
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	570,206	452,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$677,993	$509,170

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2012 and 2011

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income	Undivided Profits	Total

Balance, December 31, 2010	$173	$114,040	$512	$282,646	$397,371
Comprehensive income
Net income	-	-	-	5,066	5,066
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($61)	-	-	(95)	-	(95)
Comprehensive income					4,971
Stock issued as bonus shares – 44,170 shares	-	-	-	-	-
Vesting bonus shares	-	230	-	-	230
Stock issued for employee stock purchase plan – 4,805 shares	-	127	-	-	127
Exercise of stock options – 7,032 shares	-	97	-	-	97
Stock granted under stock-based compensation plans	-	43	-	-	43
Cash dividends – $0.19 per share	-	-	-	(3,292)	(3,292)

Balance, March 31, 2011 (Unaudited)	173	114,537	417	284,420	399,547
Comprehensive income
Net income	-	-	-	20,308	20,308
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $14	-	-	22	-	22
Comprehensive income					20,330
Stock issued as bonus shares – 3,825 shares	-	98	-	-	98
Vesting bonus shares	-	836	-	-	836
Exercise of stock options – 23,287 shares	-	288	-	-	288
Stock granted under stock-based compensation plans	-	95	-	-	95
Securities exchanged under stock option plan – (5,252 shares)	-	(136)	-	-	(136)
Repurchase of common stock – (137,144 shares)	(1)	(3,282)	-	-	(3,283)
Cash dividends – $0.57 per share	-	-	-	(9,864)	(9,864)

Balance, December 31, 2011	172	112,436	439	294,864	407,911
Comprehensive income
Net income	-	-	-	6,355	6,355
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($33)	-	-	(51)	-	(51)
Comprehensive income					6,304
Stock issued as bonus shares – 43,945 shares	-	58	-	-	58
Vesting bonus shares	-	372	-	-	372
Stock issued for employee stock purchase plan – 5,103 shares	-	132	-	-	132
Stock granted under stock-based compensation plans	-	30	-	-	30
Repurchase of common stock – (78,839 shares)	-	(2,052)	-	-	(2,052)
Cash dividends – $0.20 per share	-	-	-	(3,443)	(3,443)

Balance, March 31, 2012 (Unaudited)	$172	$110,976	$388	$297,776	$409,312

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

All adjustments made to the unaudited financial statements were of a normal recurring nature.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made.  Certain prior year amounts are reclassified to conform to current year classification.  The consolidated balance sheet of the Company as of December 31, 2011, has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report for 2011 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recently Issued Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.  ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion.  ASU 2011-03 was effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to converge the fair value of measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 was effective for the Company on January 1, 2012.  The adoption of this guidance did not have a significant impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  ASU 2011-05 is effective for the Company beginning January 1, 2012, and resulted in the addition of a statement of comprehensive income.  The adoption of ASU 2011-05 did not have a significant impact on the Company’s financial position or results of operations.

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

In December, 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 amends Topic 210 to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

In December, 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12.  ASU 2011-12 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s financial position or results of operations.

There have been no other significant changes to the Company’s accounting policies from the 2011 Form 10-K.  The Company is not aware of any other changes from the FASB that will have a significant impact on the Company’s present or future financial position or results of operations.

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

Following is the computation of per share earnings for the three months ended March 31, 2012 and 2011:

(In thousands, except per share data)	2012	2011

Net Income	$6,355	$5,066

Average common shares outstanding	17,215	17,297
Average potential dilutive common shares	8	33
Average diluted common shares	17,223	17,330

Basic earnings per share	$0.37	$0.29
Diluted earnings per share	$0.37	$0.29

Stock options to purchase 95,770 and 95,270 shares for the three months ended March 31, 2012 and 2011, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the SWCB and SSB transactions, as of acquisition dates, is as follows:

(In thousands)	SWCB	SSB	Total

Assets Acquired
Cash and due from banks	$7,414	$11,063	$18,477
Cash received from FDIC	10,000	71,200	81,200
Receivable from FDIC	653	1,856	2,509
Investment securities	24,850	75,621	100,471
Loans not covered by loss share agreements	-	991	991
Loans covered by FDIC loss share agreements	40,177	219,158	259,335
Foreclosed assets covered by FDIC loss share agreements	4,646	6,363	11,009
FDIC indemnification asset	13,783	68,330	82,113
Core deposit premium	-	1,480	1,480
Other assets	467	1,577	2,044
Total assets acquired	101,990	457,639	559,629

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	5,063	82,614	87,677
Interest bearing transaction accounts and savings deposits	103	8,624	8,727
Time deposits	92,174	246,999	339,173
Total deposits	97,340	338,237	435,577
Repurchase agreements	-	2,215	2,215
FHLB borrowings	-	95,676	95,676
Accrued interest and other liabilities	1,613	3,234	4,847
Total liabilities assumed	98,953	439,362	538,315
Pre-tax gains on FDIC-assisted transactions	$3,037	$18,277	$21,314

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

The value of the true-up provision liability is calculated as the present value of the estimated payment to the FDIC in the tenth year using the formula provided in the agreements. The result of the calculation is based on the net present value of expected future cash payments to be made by SFNB to the FDIC at the conclusion of the loss share agreements.  The discount rate used was based on current market rates. The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets.  The value of the true-up provision was $3.7 million and $3.4 million at March 31, 2012 and December 31, 2011, respectively, and was included in accrued interest and other liabilities on the balance sheet.

In connection with the SWBC and SSB acquisitions, SFNB and the FDIC will share in the losses on assets covered under the loss share agreements.  The FDIC will reimburse SFNB for 80% of all losses on covered assets.  The loss sharing agreements entered into by SFNB and the FDIC in conjunction with the purchase and assumption agreements require that SFNB follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses.  Additionally, to the extent that actual losses incurred by SFNB under the loss share agreements are less than expected, SFNB may be required to reimburse the FDIC under the clawback provisions of the loss share agreements. At March 31, 2012 and December 31, 2011, the covered loans and covered other real estate owned and the related FDIC indemnification asset (collectively, the “covered assets”) and the FDIC true-up provision were reported at the net present value of expected future amounts to be paid or received.

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

NOTE 3:                      INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

		March 31, 2012				December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$4,000	$3	$-	$4,003	$4,000	$14	$-	$4,014
U.S. Government agencies	267,991	378	(589)	267,780	308,779	712	(154)	309,337
Mortgage-backed securities	59	2	-	61	62	1	-	63
State and political subdivisions	208,334	5,797	(162)	213,969	211,673	6,333	(144)	217,862
Other securities	930	-	-	930	930	-	-	930

	$481,314	$6,180	$(751)	$486,743	$525,444	$7,060	$(298)	$532,206

Available-for-Sale
U.S. Government agencies	157,730	224	(323)	157,631	153,560	295	(228)	153,627
Mortgage-backed securities	2,244	284	-	2,528	2,280	277	-	2,557
Other securities	15,852	460	(5)	16,307	15,649	384	(5)	16,028

	$175,826	$968	$(328)	$176,466	$171,489	$956	$(233)	$172,212

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

As of March 31, 2012, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity

U.S. Government agencies	$163,906	$(589)	$-	$-	$163,906	$(589)
State and political subdivisions	4,399	(30)	719	(132)	5,118	(162)

Total	$168,305	$(619)	$719	$(132)	$169,024	$(751)

Available-for-Sale

U.S. Government agencies	$90,179	$(289)	$1,159	$(34)	$91,338	$(323)
Other securities	1	(5)	-	-	1	(5)

Total	$90,180	$(294)	$1,159	$(34)	$91,339	$(328)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of March 31, 2012, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2012, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $425,278,000 at March 31, 2012, and $410,702,000 at December 31, 2011.

The book value of securities sold under agreements to repurchase amounted to $65,929,000 and $83,556,000 for March 31, 2012, and December 31, 2011, respectively.

Income earned on securities for the three months ended March 31, 2012 and 2011, is as follows:

(In thousands)	2012	2011

Taxable
Held-to-maturity	$852	$1,170
Available-for-sale	526	549

Non-taxable
Held-to-maturity	1,897	1,986

Total	$3,275	$3,705

Maturities of investment securities at March 31, 2012, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$37,198	$37,371	$300	$300
After one through five years	246,681	247,280	93,635	93,628
After five through ten years	116,554	118,134	66,035	66,227
After ten years	80,881	83,958	4	4
Other securities	-	-	15,852	16,307

Total	$481,314	$486,743	$175,826	$176,466

There were no realized gains or losses on investment securities for the three months ended March 31, 2012 or 2011.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:                      LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2012, the Company’s loan portfolio was $1.67 billion, compared to $1.74 billion at December 31, 2011.  The various categories of loans are summarized as follows:

(In thousands)	March 31, 2012	December 31, 2011

Consumer
Credit cards	$175,013	$189,970
Student loans	44,059	47,419
Other consumer	110,001	109,211
Total consumer	329,073	346,600
Real Estate
Construction	109,979	109,825
Single family residential	349,009	355,094
Other commercial	537,807	536,372
Total real estate	996,795	1,001,291
Commercial
Commercial	144,772	141,422
Agricultural	69,598	85,728
Total commercial	214,370	227,150
Other	3,415	4,728
Loans not covered by loss share agreements	1,543,653	1,579,769
Loans covered by FDIC loss share agreements	129,735	158,075

Total loans before allowance for loan losses	$1,673,388	$1,737,844

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

Nonaccrual loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, are as follows:

(In thousands)	March 31, 2012	December 31, 2011

Consumer:
Credit cards	$262	$305
Student loans	-	-
Other consumer	781	839
Total consumer	1,043	1,144
Real estate:
Construction	264	121
Single family residential	2,339	3,198
Other commercial	4,551	7,233
Total real estate	7,154	10,552
Commercial:
Commercial	588	757
Agricultural	354	454
Total commercial	942	1,211
Other	-	-

Total	$9,139	$12,907

An age analysis of past due loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2012
Consumer:
Credit cards	$648	$550	$1,198	$173,815	$175,013	$289
Student loans	2,370	3,434	5,804	38,255	44,059	3,433
Other consumer	1,343	440	1,783	108,218	110,001	81
Total consumer	4,361	4,424	8,785	320,288	329,073	3,803
Real estate:
Construction	84	158	242	109,737	109,979	-
Single family residential	3,360	1,326	4,686	344,323	349,009	218
Other commercial	330	3,310	3,640	534,167	537,807	10
Total real estate	3,774	4,794	8,568	988,227	996,795	228
Commercial:
Commercial	553	374	927	143,845	144,772	9
Agricultural	52	245	297	69,301	69,598	-
Total commercial	605	619	1,224	213,146	214,370	9
Other	-	-	-	3,415	3,415	-

Total	$8,740	$9,837	$18,577	$1,525,076	$1,543,653	$4,040

December 31, 2011
Consumer:
Credit cards	$820	$605	$1,425	$188,545	$189,970	$300
Student loans	1,894	2,483	4,377	43,042	47,419	2,483
Other consumer	1,398	664	2,062	107,149	109,211	335
Total consumer	4,112	3,752	7,864	338,736	346,600	3,118
Real estate:
Construction	548	121	669	109,156	109,825	-
Single family residential	3,581	2,262	5,843	349,251	355,094	121
Other commercial	806	6,240	7,046	529,326	536,372	15
Total real estate	4,935	8,623	13,558	987,733	1,001,291	136
Commercial:
Commercial	467	467	934	140,488	141,422	9
Agricultural	103	312	415	85,313	85,728	5
Total commercial	570	779	1,349	225,801	227,150	14
Other	-	-	-	4,728	4,728	-

Total	$9,617	$13,154	$22,771	$1,556,998	$1,579,769	$3,268

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

Impaired loans, net of government guarantees and excluding loans covered by FDIC loss share agreements, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2012
Consumer:
Credit cards	$550	$550	$-	$550	$83	$578	$4
Student loans	-	-	-	-	-	-	-
Other consumer	1,077	924	126	1,050	220	1,190	15
Total consumer	1,627	1,474	126	1,600	303	1,768	19
Real estate:
Construction	5,466	3,925	1,497	5,422	432	5,352	68
Single family residential	4,160	3,536	546	4,082	451	4,457	56
Other commercial	24,667	13,017	9,883	22,900	1,361	24,821	313
Total real estate	34,293	20,478	11,926	32,404	2,244	34,630	437
Commercial:
Commercial	772	568	138	706	166	793	10
Agricultural	441	280	88	368	124	402	5
Total commercial	1,213	848	226	1,074	290	1,195	15
Other	-	-	-	-	-	-	-

Total	$37,133	$22,800	$12,278	$35,078	$2,837	$37,593	$471

December 31, 2011						Three Months Ended March 31, 2011
Consumer:
Credit cards	$605	$605	$-	$605	$91	$917	$13
Student loans	-	-	-	-	-	-	-
Other consumer	1,359	1,203	128	1,331	266	1,369	15
Total consumer	1,964	1,808	128	1,936	357	2,286	28
Real estate:
Construction	5,324	3,783	1,498	5,281	415	8,398	92
Single family residential	5,152	4,243	589	4,832	402	5,817	64
Other commercial	28,538	13,642	13,100	26,742	1,942	31,203	344
Total real estate	39,014	21,668	15,187	36,855	2,759	45,418	500
Commercial:
Commercial	949	569	312	881	214	1,444	16
Agricultural	572	332	104	436	153	543	6
Total commercial	1,521	901	416	1,317	367	1,987	22
Other	-	-	-	-	-	-	-

Total	$42,499	$24,377	$15,731	$40,108	$3,483	$49,691	$550

At March 31, 2012, and December 31, 2011, impaired loans, net of government guarantees, totaled $35.1 million and $40.1 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $2.8 million at March 31, 2012, and $3.5 million at December 31, 2011.  Approximately $471,000 of interest income was recognized on average impaired loans of $37.6 million for the three months ended March 31, 2012.  Interest recognized on impaired loans on a cash basis during the three months ended March 31, 2012 and 2011 was immaterial.

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

The following table presents a summary of troubled debt restructurings as of March 31, 2012, excluding loans covered by FDIC loss share agreements, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

Consumer:
Credit cards	--	$--	--	$--	--	$--
Student loans	--	--	--	--	--	--
Other consumer	3	63	--	--	3	63
Total consumer	3	63	--	--	3	63
Real estate:
Construction	2	1,328	--	--	2	1,328
Single-family residential	5	858	1	27	6	885
Other commercial	15	8,862	3	2,861	18	11,723
Total real estate	22	11,048	4	2,888	26	13,936
Commercial:
Commercial	4	420	--	--	4	420
Agricultural	--	--	--	--	--	--
Total commercial	4	420	--	--	4	420
Other	--	--	--	--	--	--

Total	29	$11,531	4	$2,888	33	$14,419

The following table presents loans that were restructured as TDRs during the three months ended March 31, 2012, excluding loans covered by FDIC loss share agreements, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at March 31, 2012	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Consumer:
Credit cards	--	$--	$--	$--	$--	$--
Student loans	--	--	--	--	--	--
Other consumer	1	48	48	--	48	--
Total consumer	1	48	48	--	48	--
Real estate:
Construction	1	175	175	--	175	--
Single family residential	--	--	--	--	--	--
Other commercial	3	878	878	--	878	--
Total real estate	4	1,053	1,053	--	1,053	--
Commercial:
Commercial	1	51	51	--	51	--
Agricultural	--	--	--	--	--	--
Total commercial	1	51	51	--	51	--
Other	--	--	--	--	--	--

Total	6	$1,152	$1,152	$--	$1,152	$--

During the three months ended March 31, 2012, the Company modified a total of six loans with a recorded investment of $1,152,000 prior to modification which were deemed troubled debt restructurings.  Although there was additional modification of terms on some of the loans, the prevailing modification on all six loans was a lowering of the interest rate.  Based on the fair value of the collateral, no specific reserve was determined necessary for any of these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There were no loans for which a payment default occurred during the three months ended March 31, 2012, and that had been modified as a TDR within 12 months or less of the payment default.  We define a payment default as a payment received more than 90 days after its due date.

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

The Company utilizes a risk rating matrix to assign a risk rate to each of its commercial and real estate loans. Loans are rated on a scale of 1 to 8.  A description of the general characteristics of the 8 risk ratings is as follows:

•	Risk Rate 1 – Pass (Excellent) – This category includes loans which are virtually free of credit risk. Borrowers in this category represent the highest credit quality and greatest financial strength.

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

Loans covered by FDIC loss share agreements are evaluated using this internal grading system.  However, since these loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at March 31, 2012 and December 31, 2011, respectively.  See Note 5, Loans Covered by FDIC Loss Share Agreements, for further discussion of the acquired loan pools and loss sharing agreements.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans were $51.0 million and $60.6 million as of March 31, 2012 and December 31, 2011, respectively.

The following table presents a summary of loans by credit risk rating as of March 31, 2012 and December 31, 2011, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2012
Consumer:
Credit cards	$174,463	$--	$550	$--	$--	$175,013
Student loans	40,625	--	3,434	--	--	44,059
Other consumer	108,038	10	1,885	43	25	110,001
Total consumer	323,126	10	5,869	43	25	329,073
Real estate:
Construction	102,235	2,038	5,706	--	--	109,979
Single family residential	341,215	1,368	6,410	16	--	349,009
Other commercial	500,189	8,224	29,394	--	--	537,807
Total real estate	943,639	11,630	41,510	16	--	996,795
Commercial:
Commercial	141,440	497	2,806	29	--	144,772
Agricultural	68,935	--	663	--	--	69,598
Total commercial	210,375	497	3,469	29	--	214,370
Other	3,415	--	--	--	--	3,415
Loans covered by FDIC loss share agreements	129,735	--	--	--	--	129,735

Total	$1,610,290	$12,137	$50,848	$88	$25	$1,673,388

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2011
Consumer:
Credit cards	$189,365	$--	$605	$--	$--	$189,970
Student loans	44,936	--	2,483	--	--	47,419
Other consumer	107,217	12	1,906	50	26	109,211
Total consumer	341,518	12	4,994	50	26	346,600
Real estate:
Construction	100,534	3,699	5,592	--	--	109,825
Single family residential	345,880	1,377	7,821	16	--	355,094
Other commercial	491,466	8,465	36,441	--	--	536,372
Total real estate	937,880	13,541	49,854	16	--	1,001,291
Commercial:
Commercial	136,107	510	4,762	43	--	141,422
Agricultural	84,747	148	833	--	--	85,728
Total commercial	220,854	658	5,595	43	--	227,150
Other	4,728	--	--	--	--	4,728
Loans covered by FDIC loss share agreements	158,075	--	--	--	--	158,075

Total	$1,663,055	$14,211	$60,443	$109	$26	$1,737,844

Net (charge-offs)/recoveries for the three months ended March 31, 2012 and 2011, excluding loans covered by FDIC loss share agreements, segregated by class of loans, were as follows:

	March 31,
(In thousands)	2012	2011

Consumer:
Credit cards	$(787)	$(919)
Student loans	(18)	(8)
Other consumer	(52)	(127)
Total consumer	(857)	(1,054)
Real estate:
Construction	46	--
Single-family residential	(220)	(17)
Other commercial	(1,435)	(79)
Total real estate	(1,609)	(96)
Commercial:
Commercial	(54)	(68)
Agriculture	(34)	32
Total commercial	(88)	(36)
Other	--	--

Total	$(2,554)	$(1,186)

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

Allowance allocations other than specific, classified and general are included in the unallocated portion.  While allocations are made for loans based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio.  Factors to consider include national and state economic conditions such as increases in unemployment, the recent real estate lending crisis, the volatility in the stock market and the unknown impact of the various government stimulus programs. Various Federal Reserve articles and reports indicate the economy is in a moderate recovery, but questions remain about the durability of growth and whether it can be sustained by private demand.  While the recession may be over, when compared to normal economic conditions, production, income, sales and employment are at very low levels.  With moderate economic growth, it is possible the recovery could take years.  The unemployment rate seems likely to remain elevated for several years.  The unallocated reserve addresses inherent probable losses not included elsewhere in the allowance for loan losses.  While calculating allocated reserve, the unallocated reserve supports uncertainties within the loan portfolio.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Balance, beginning of year	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108
Provision for loan losses	(61)	1,133	774	(6)	(1,069)	771
Charge-offs	(129)	(2,539)	(997)	(226)	--	(3,891)
Recoveries	41	930	210	156	--	1,337
Net charge-offs	(88)	(1,609)	(787)	(70)	--	(2,554)

Balance, March 31, 2012	$1,914	$9,641	$5,500	$1,771	$9,499	$28,325

Period-end amount allocated to:
Loans individually evaluated for impairment	$290	$2,244	$83	$220	$--	$2,837
Loans collectively evaluated for impairment	1,624	7,397	5,417	1,551	9,499	25,488

Balance, March 31, 2012	$1,914	$9,641	$5,500	$1,771	$9,499	$28,325

 Activity in the allowance for loan losses for the three months ended March 31, 2011 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Balance, beginning of year	$2,277	$9,692	$5,549	$1,958	$6,940	$26,416
Provision for loan losses	197	255	922	42	1,259	2,675
Charge-offs	(95)	(343)	(1,156)	(289)	--	(1,883)
Recoveries	59	247	237	154	--	697
Net charge-offs	(36)	(96)	(919)	(135)	--	(1,186)

Balance, March 31, 2011	$2,438	$9,851	$5,552	$1,865	$8,199	$27,905

Period-end amount allocated to:
Loans individually evaluated for impairment	$689	$2,403	$138	$330	$--	$3,560
Loans collectively evaluated for impairment	1,749	7,448	5,414	1,535	8,199	24,345

Balance, March 31, 2011	$2,438	$9,851	$5,552	$1,865	$8,199	$27,905

Period-end amount allocated to:
Loans individually evaluated for impairment	$367	2,759	91	266	--	3,483
Loans collectively evaluated for impairment	1,696	7,358	5,422	1,581	10,568	26,625

Balance, December 31, 2011	$2,063	10,117	5,513	1,847	10,568	30,108

The Company’s recorded investment in loans, excluding loans covered by FDIC loss share agreements, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

March 31, 2012
Loans individually evaluated for impairment	$1,074	$32,404	$550	$1,050	$35,078
Loans collectively evaluated for impairment	213,296	964,391	174,463	156,425	1,508,575

Balance, end of period	$214,370	$996,795	$175,013	$157,475	$1,543,653

December 31, 2011
Loans individually evaluated for impairment	$1,317	$36,855	$605	$1,331	$40,108
Loans collectively evaluated for impairment	225,833	964,436	189,365	160,027	1,539,661

Balance, end of period	$227,150	$1,001,291	$189,970	$161,358	$1,579,769

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

The following table reflects the carrying value of all purchased covered impaired loans as of March 31, 2012 and December 31, 2011, for the SWCB and SSB FDIC-assisted transactions:

	Loans Covered by FDIC Loss Share
(in thousands)	March 31, 2012	December 31, 2011

Consumer:
Other consumer	$6	$23
Total consumer	6	23
Real estate:
Construction	17,329	23,515
Single family residential	24,894	26,825
Other commercial	82,448	102,198
Total real estate	124,671	152,538
Commercial:
Commercial	5,058	5,514
Agricultural	--	--
Total commercial	5,058	5,514

Total covered loans (1)	$129,735	$158,075

(1)
These loans were not classified as non-performing assets at March 31, 2012 or December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired loan pools, and adjustments may or may not be required.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased based on payment histories and reduced loss expectations of the loan pools.  This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets will be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The impact of the adjustments on the Company’s financial results for the three months ended March 31, 2012 and 2011, is shown below:

(In thousands, except basis points data)	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Impact on net interest income/net interest margin (in basis points)	$3,185	43 bps	$--
Non-interest income	(2,778)		--
Net impact to pre-tax income	407		--
Net impact, net of taxes	$247		$--

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $20.8 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $18.3 million.  Of the remaining adjustments, the Company expects to recognize $8.0 million of interest income and a $7.2 million reduction of non-interest income, for a net addition to pre-tax income of approximately $0.8 million during the remainder of 2012. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the three months ended March 31, 2012 and 2011, for SWCB and SSB, combined.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$42,833	$158,075	$36,247	$231,600
Additions	--	--	--	--
Accretable yield adjustments	--	--	--	--
Accretion	(5,973)	5,973	(4,341)	4,341
Payments and other reductions, net	--	(34,313)	--	(27,167)
Balance, ending	$36,860	$129,735	$31,906	$208,774

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  There were no allowances for loan losses related to the purchased impaired loans at March 31, 2012 or December 31, 2011.

NOTE 6:                      GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually, or more than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

Core deposit premiums are periodically evaluated as to the recoverability of their carrying value.

Goodwill, along with the carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at March 31, 2012, and December 31, 2011, were as follows:

(In thousands)	March 31, 2012	December 31, 2011

Goodwill	$60,605	$60,605

Core deposit premiums:
Gross carrying amount	$3,069	$3,069
Accumulated amortization	(1,564)	(1,490)

Net core deposit premiums	$1,505	$1,579

Core deposit premium amortization expense recorded for the three months ended March 31, 2012 and 2011, was $74,000 and $224,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of March 31, 2012, is as follows:

(In thousands)	Year	Amortization Expense

	Remainder of 2012	$225
	2013	261
	2014	157
	2015	150
	2016	148
	Thereafter	564

	Total	$1,505

NOTE 7:                      TIME DEPOSITS

Time deposits include approximately $365,478,000 and $378,825,000 of certificates of deposit of $100,000 or more at March 31, 2012, and December 31, 2011, respectively.

NOTE 8:                      INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	March 31, 2012	March 31, 2011

Income taxes currently payable	$3,827	$2,024
Deferred income taxes	(1,149)	(274)

Provision for income taxes	$2,678	$1,750

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	March 31, 2012	December 31, 2011

Deferred tax assets
Loans acquired	$6,078	$7,150
FDIC true-up liability	818	1,341
Allowance for loan losses	10,795	11,457
Valuation of foreclosed assets	793	393
Deferred compensation payable	1,589	1,591
FHLB advances	511	547
Vacation compensation	1,053	1,052
Loan interest	767	767
Other	542	522
Total deferred tax assets	22,946	24,820

Deferred tax liabilities
Accumulated depreciation	(66)	(189)
Deferred loan fee income and expenses, net	(1,900)	(1,742)
FHLB stock dividends	(433)	(430)
Goodwill and core deposit premium amortization	(10,991)	(9,725)
FDIC indemnification asset	(14,300)	(18,703)
Available-for-sale securities	(252)	(283)
Other	(2,941)	(569)
Total deferred tax liabilities	(30,883)	(31,641)

Net deferred tax liabilities included in other liabilities on balance sheets	$(7,937)	$(6,821)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	March 31, 2012	March 31, 2011

Computed at the statutory rate (35%)	$3,161	$2,386

Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	238	126
Tax exempt interest income	(670)	(702)
Tax exempt earnings on BOLI	(124)	(141)
Other differences, net	73	81

Actual tax provision	$2,678	$1,750

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2009 tax year and forward.  The Company’s various state income tax returns are generally open from the 2006 and later tax return years based on individual state statute of limitations.

NOTE 9:                      LONG-TERM DEBT

Long-term debt at March 31, 2012, and December 31, 2011, consisted of the following components:

(In thousands)	March 31, 2012	December 31, 2011

FHLB advances, due 2012 to 2033, 0.96% to 8.41% secured by residential real estate loans	$90,312	$89,898
Trust preferred securities, due 12/30/2033, fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310

	$121,242	$120,828

At March 31, 2012, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $90.3 million at March 31, 2012, with approximately $318.3 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $465.9 million at March 31, 2012.

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

Aggregate annual maturities of long-term debt at March 31, 2012, are:

(In thousands)	Year	Annual Maturities

	2012	$6,102
	2013	17,442
	2014	11,151
	2015	4,882
	2016	13,250
	Thereafter	68,415

	Total	$121,242

NOTE 10:                   CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.  During the first quarter of 2012, the following lawsuit asserting claims against the Company was resolved.

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

On September 14, 2011, plaintiffs filed a motion for requesting the circuit court enter a judgment on this matter.  The Company and South Arkansas timely filed an objection to the plaintiffs' motion.  On November 3, 2011, the circuit court denied the plaintiffs' motion.  The plaintiffs have filed a notice of appeal of the denial of the motion and have until late February, 2012 to lodge the record for appeal.  On February 13, 2012, the Company and South Arkansas filed a motion to dismiss the appeal along with a brief and a partial transcript.  On March 1, 2012, the Arkansas Supreme Court granted the motion of the Company and South Arkansas and dismissed the appeal.  Following the dismissal, the plaintiff's counsel has advised counsel for the Company that the plaintiffs consider this matter concluded.

NOTE 11:                   CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of March 31, 2012, no preferred stock has been issued.

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

During the three month period ended March 31, 2012, the Company repurchased 78,839 shares of stock with a weighted average repurchase price of $26.08 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 429,689 shares.

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

NOTE 12:                   UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At March 31, 2012, the bank subsidiaries had approximately $14.4 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of March 31, 2012, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 23.49% at March 31, 2012.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended March 31, 2012:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2012	228,070	$26.76	127,217	$26.49
Granted	--	--	43,945	26.64
Stock Options Exercised	--	--	--	--
Stock Awards Vested	--	--	(32,525)	28.81
Forfeited/Expired	(400)	26.20	--	--

Balance, March 31, 2012	227,670	$26.76	138,637	$26.05

Exercisable, March 31, 2012	200,902	$26.36

The following table summarizes information about stock options under the plans outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$23.78 - $23.78	49,800	2.3	$23.78	49,800	$23.78
24.50 - 24.50	30,800	3.2	24.50	30,800	24.50
26.19 - 27.67	51,800	4.1	26.20	51,800	26.20
28.42 - 28.42	48,700	5.2	28.42	40,560	28.42
30.31 - 30.31	46,570	6.2	30.31	27,942	30.31

Total stock-based compensation expense was $401,734 and $273,343 during the three months ended March 31, 2012 and 2011, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $80,313 at March 31, 2012.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 0.59 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $3,204,315 at March 31, 2012.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.48 years.

The intrinsic values of stock options outstanding and stock options exercisable at March 31, 2012, were $123,000.  Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $25.83 as of March 31, 2012, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  There were no stock options exercised during the three months ended March 31, 2012.  The total intrinsic values of stock options exercised during the three months ended March 31 2011 was $94,000.

NOTE 14:                   ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the three months ended:

	Three Months Ended March 31,
(In thousands)	2012	2011

Interest paid	$4,423	$5,938
Income taxes paid	2	825
Transfers of loans to foreclosed assets held for sale	3,181	13,227
Transfers of loans covered by FDIC loss share agreements to foreclosed assets covered by FDIC loss share agreements	3,530	5,464

NOTE 15:                   OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended March 31,
(In thousands)	2012	2011

Professional services	$1,117	$1,127
Postage	627	623
Telephone	600	636
Credit card expense	1,692	1,587
Operating supplies	336	405
Amortization of core deposit premiums	74	224
Other expense	2,904	3,126

Total other operating expenses	$7,350	$7,728

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

At March 31, 2012, the Company had outstanding commitments to extend credit aggregating approximately $370,512,000 and $344,130,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2011, the Company had outstanding commitments to extend credit aggregating approximately $343,400,000 and $285,487,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $9,171,000 and $9,269,000 at March 31, 2012, and December 31, 2011, respectively, with terms ranging from 12 to 21 months.  At March 31, 2012, and December 31, 2011, the Company’s deferred revenue under standby letter of credit agreements is approximately $13,000 and $33,000, respectively.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012
ASSETS
Available-for-sale securities
U.S. Government agencies	$157,631	$--	$157,631	$--
Mortgage-backed securities	2,528	--	2,528	--
Other securities	16,307	1,503	14,804	--
Assets held in trading accounts	7,708	1,600	6,108	--

December 31, 2011
ASSETS
Available-for-sale securities
U.S. Government agencies	$153,627	$--	$153,627	$--
Mortgage-backed securities	2,557	--	2,557	--
Other securities	16,027	1,503	14,524	--
Assets held in trading accounts	7,541	1,800	5,741	--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of March 31, 2012 and December 31, 2011, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $24.5 million and $22.9 million, respectively.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At March 31, 2012, and December 31, 2011, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2012, and December 31, 2011.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012
ASSETS
Impaired loans (1) (2) (collateral dependent)	$5,059	$--	$--	$5,059
Foreclosed assets held for sale (1)	2,480	--	--	2,480

December 31, 2011
ASSETS
Impaired loans (1) (2) (collateral dependent)	$10,173	$--	$--	$10,173
Foreclosed assets held for sale (1)	2,664	--	--	2,664

(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)
There were no specific allocations related to the impaired collateral dependent loans for which fair value re-measurements took place during the period ended March 31, 2012.  Specific allocations of $41,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the period ended December 31, 2011.

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

Cash and cash equivalents – The carrying amount for cash and cash equivalents approximates fair value (Level 1).

Held-to-maturity securities – Fair values for held-to-maturity securities equal quoted market prices, if available, such as for highly liquid government bonds (Level 1).  If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities. For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things (Level 2).  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Loans – The fair value of loans, excluding those covered by FDIC loss share agreements, is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations (Level 3).

Covered loans – Fair values of covered loans are based on a discounted cash flow methodology that considers factors including the type of loan and related collateral, variable or fixed rate, classification status, remaining term, interest rate, historical delinquencies, loan to value ratios, current market rates and remaining loan balance.  The loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.  The discount rates used for loans were based on current market rates for new originations of similar loans.  Estimated credit losses were also factored into the projected cash flows of the loans (Level 3).

FDIC indemnification asset – Fair value of the FDIC indemnification asset is based on the net present value of future cash proceeds expected to be received from the FDIC under the provisions of the loss share agreements using a discount rate that is based on current market rates (Level 3).

Deposits – The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date (i.e., their carrying amount) (Level 2).  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities (Level 3).

Federal Funds purchased, securities sold under agreement to repurchase and short-term debt – The carrying amount for Federal funds purchased, securities sold under agreement to repurchase and short-term debt are a reasonable estimate of fair value (Level 2).

Long-term debt – Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt (Level 2).

Accrued interest receivable/payable – The carrying amounts of accrued interest approximated fair value (Level 2).

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

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2012
Financial assets:
Cash and cash equivalents	$677,993	$677,993	$--	$--	$677,993
Held-to-maturity securities	481,314	--	486,743	--	486,743
Mortgage loans held for sale	24,351	--	--	24,351	24,351
Interest receivable	13,319	--	13,319	--	13,319
Loans not covered by loss share agreements	1,515,328	--	--	1,513,353	1,513,353
Loans covered by FDIC loss share agreements	129,735	--	--	128,306	128,306
FDIC indemnification asset	39,978	--	--	39,978	39,978

Financial liabilities:
Non-interest bearing transaction accounts	521,202	--	521,202	--	521,202
Interest bearing transaction accounts and savings deposits	1,282,763	--	1,282,763	--	1,282,763
Time deposits	850,612	--	--	854,215	854,215
Federal funds purchased and securities sold under agreements to repurchase	106,224	--	106,224	--	106,224
Long-term debt	121,242	--	119,909	--	119,909
Interest payable	1,284	--	1,284	--	1,284

December 31, 2011		Fair Value
Financial assets
Cash and cash equivalents	$570,206	$570,206
Held-to-maturity securities	525,444	532,206
Mortgage loans held for sale	22,976	22,976
Interest receivable	15,126	15,126
Loans not covered by loss share agreements	1,549,661	1,548,034
Loans covered by FDIC loss share agreements	158,075	157,424
FDIC indemnification asset	47,683	47,683

Financial liabilities:
Non-interest bearing transaction accounts	532,259	532,259
Interest bearing transaction accounts and savings deposits	1,239,504	1,239,504
Time deposits	878,634	882,244
Federal funds purchased and securities sold under agreements to repurchase	114,766	114,766
Short-term debt	272	272
Long-term debt	120,828	126,962
Interest payable	1,437	1,437

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three month periods ended March 31, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP /s/ BKD, LLP

Pine Bluff, Arkansas
May 10, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended March 31, 2012, was $6.4 million, an increase of $1.3 million, or 25.4%, from the same period in 2011.  Diluted earnings per share were $0.37 for the three months ended March 31, 2012, an increase of $0.08, or 27.6%, from the same period in 2011.

We are pleased with our first quarter earnings performance.  We benefited significantly from continued good asset quality, which resulted in a reduction in our provision for loan losses.  Our on-going efficiency initiatives resulted in a decrease in non-interest expense.

Stockholders’ equity as of March 31, 2012, was $409.3 million, book value per share was $23.82 and tangible book value per share was $20.21.  Our ratio of stockholders’ equity to total assets was 12.3% and the ratio of tangible stockholders’ equity to tangible assets was 10.7% at March 31, 2012. The Company’s Tier I leverage ratio of 12.11%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).  Our excess capital positions us to continue to take advantage of unprecedented acquisition opportunities through FDIC-assisted transactions of failed banks.  We continue to actively pursue the right opportunities that meet our strategic plan regarding mergers and acquisitions.  As with our history, we will continue to be very deliberate and disciplined in these acquisition opportunities.

Although the general state of the national economy has shown signs of improvement, it remains somewhat unsettled.  Also, despite continued challenges in the Northwest Arkansas region, overall, we continue to have good asset quality, compared to the rest of the industry.

Total assets were $3.32 billion at March 31, 2012, compared to $3.32 billion at December 31, 2011.  Total loans, including loans covered by FDIC loss share agreements, were $1.67 billion at March 31, 2012, compared to $1.74 billion at December 31, 2011.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  We perform an annual goodwill impairment test, and more than annually if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by ASU 2011-08 – Testing Goodwill for Impairment.  ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually, or more frequently if certain conditions occur.  Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

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

Net Interest Income

For the three month period ended March 31, 2012, net interest income on a fully taxable equivalent basis was $28.9 million, an increase of $0.8 million, or 3.0%, over the same period in 2011.  The increase in net interest income was the result of a $1.4 million decrease in interest expense and a $0.5 million decrease in interest income.

The $1.4 million decrease in interest expense is the result of a 22 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for a $0.9 million decrease in interest expense, while declining volume caused a $0.4 million decrease in interest expense.  The most significant component of this decrease was the $0.6 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 29 basis points from 1.35% to 1.06%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $0.4 million decrease in interest expense, with the average rate decreasing by 13 basis points from 0.35% to 0.22%.  Payoffs of FHLB borrowings caused a $0.2 million decrease in interest expense.

Limiting the decrease in interest income to $0.5 million can be attributed to our FDIC-assisted acquisitions in 2010.  The acquired covered loans generated an additional $1.6 million in interest income, while the declining balance of our legacy portfolio, which excludes acquired loans, caused a $1.2 million decrease in interest income.  The remaining decrease in interest income is primarily due to a 58 basis point decline in the yield on investment securities.

Regarding the $1.6 million increase in interest income from covered loans, a $3.6 million increase resulted from higher average yields on the covered loans, increasing to 16.97% in 2012 from 8.00% in 2011.  The yield increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions as discussed in Note 2 and Note 5 of the Notes to Consolidated Financial Statements.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  Beginning in the fourth quarter of 2011, this cash flows estimate increased based on the payment histories and reduced loss expectations of the loan pools. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets will be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the three months ended March 31, 2012, the adjustments increased interest income by $3.2 million and decreased non-interest income by $2.8 million.  The net impact to pre-tax income was $407,000 for the period ended March 31, 2012.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $20.8 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $18.3 million.  Of the remaining adjustments, we expect to recognize $8.0 million of interest income and a $7.2 million reduction of non-interest income during the remainder of 2012.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $3.6 million interest income increase from covered loan yields was partially offset by a $2.0 million decrease in interest income due to the anticipated declining balances in the portfolio, resulting in the $1.6 million interest income increase from covered loans.

Net Interest Margin

Our net interest margin increased 6 basis points to 3.93% for the three month period ended March 31, 2012, when compared to 3.87% for the same period in 2011.  The margin increase was driven by the higher yield on covered loans.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2012 and 2011, respectively, as well as changes in fully taxable equivalent net interest margin for the three month periods ended March 31, 2012, versus March 31, 2011.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Period Ended March 31,
(In thousands)	2012	2011

Interest income	$31,988	$32,473
FTE adjustment	1,203	1,252

Interest income – FTE	33,191	33,725
Interest expense	4,270	5,639

Net interest income – FTE	$28,921	$28,086

Yield on earning assets – FTE	4.51%	4.64%
Cost of interest bearing liabilities	0.73%	0.95%
Net interest spread – FTE	3.78%	3.69%
Net interest margin – FTE	3.93%	3.87%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	March 31, 2012 vs. 2011

Decrease due to change in earning assets	$(2,791)
Increase due to change in earning asset yields	2,258
Increase due to change in interest bearing liabilities	412
Increase due to change in interest rates paid on interest bearing liabilities	957

Increase in net interest income	$836

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three month periods ended March 31, 2012 and 2011.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2012			2011
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate (%)	Average Balance	Income/ Expense	Yield/ Rate (%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$576,416	$303	0.21	$463,858	$235	0.21
Federal funds sold	281	--	0.00	583	1	0.70
Investment securities - taxable	459,164	1,378	1.21	405,257	1,719	1.72
Investment securities - non-taxable	209,361	3,089	5.93	207,956	3,225	6.29
Mortgage loans held for sale	17,076	153	3.60	7,445	88	4.79
Assets held in trading accounts	6,845	12	0.71	7,598	9	0.48
Loans	1,550,341	22,283	5.78	1,633,298	24,107	5.99
Covered loans	141,563	5,973	16.97	219,956	4,341	8.00
Total interest earning assets	2,961,047	33,191	4.51	2,945,951	33,725	4.64
Non-earning assets	318,638			338,500
Total assets	$3,279,685			$3,284,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,252,972	$696	0.22	$1,216,903	$1,042	0.35
Time deposits	863,522	2,269	1.06	940,430	3,134	1.35
Total interest bearing deposits	2,116,494	2,965	0.56	2,157,333	4,176	0.79
Federal funds purchased and securities sold under agreement to repurchase	108,841	99	0.37	114,491	116	0.41
Other borrowings	120,850	1,206	4.01	140,593	1,347	3.89
Total interest bearing liabilities	2,346,185	4,270	0.73	2,412,417	5,639	0.95
Non-interest bearing liabilities
Non-interest bearing deposits	494,366			436,272
Other liabilities	27,417			34,480
Total liabilities	2,867,968			2,883,169
Stockholders’ equity	411,717			401,282
Total liabilities and stockholders’ equity	$3,279,685			$3,284,451
Net interest spread			3.78			3.69
Net interest margin		$28,921	3.93		$28,086	3.87

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2012, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Period Ended March 31 2012 over 2011
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$60	$8	$68
Investment securities - taxable	208	(549)	(341)
Investment securities - non-taxable	22	(158)	(136)
Mortgage loans held for sale	90	(25)	65
Assets held in trading accounts	(1)	4	3
Loans	(1,203)	(621)	(1,824)
Covered loans	(1,967)	3,599	1,632

Total	(2,791)	2,258	(533)

Interest expense
Interest bearing transaction and savings accounts	30	(376)	(346)
Time deposits	(241)	(624)	(865)
Federal funds purchased and securities sold under agreements to repurchase	(6)	(11)	(17)
Other borrowings	(195)	54	(141)

Total	(412)	(957)	(1,369)
Increase (decrease) in net interest income	$(2,379)	$3,215	$836

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

The provision for loan losses for the three month period ended March 31, 2012, was $0.8 million, compared to $2.7 million for the three month period ended March 31, 2011, a decrease of $1.9 million. The provision decrease was driven by various items, most of them related to a general improvement in our already good asset quality and our proactive management in the identification, quantification and resolution of problem loans.

Several credits were upgraded during the period and several others, with specific reserves, were charged-off.  Also, our credit card charge-off ratio was significantly lower at 1.75% for the quarter.  Based on these factors, along with the decrease in our outstanding loan balances, management determined that the provision expense should be reduced in order to lower the allowance for loan losses to an appropriate level at March 31, 2012.

Even with our reduced provision for loan losses during the period, we believe there remain many economic and financial factors, including the many uncertainties related to our national debt, spending and taxes that have recently consumed the news, that necessitate the need for a higher level of unallocated reserve.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $10.7 million for the three month period ended March 31, 2012, a decrease of $1.9 million, or 14.9%, compared to $12.6 million for the same period in 2011.  As previously discussed in the Net Interest Income section, there was a $2.8 million decrease in non-interest income due to reductions of the indemnification assets resulting from increased cash flows expected to be collected from the FDIC covered loan portfolios.  Excluding the indemnification assets adjustment, non-interest income increased $899,000, or 7.1%, from the same period last year.

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

Table 5 shows non-interest income for the three month periods ended March 31, 2012 and 2011, respectively, as well as changes in 2012 from 2011.

Table 5:  Non-Interest Income

	Period Ended March 31		2012 Change from
(In thousands)	2012	2011	2011

Trust income	$1,309	$1,346	$(37)	-2.75%
Service charges on deposit accounts	3,865	3,857	8	0.21
Other service charges and fees	792	806	(14)	-1.74
Income on sale of mortgage loans, net of commissions	1,294	626	668	106.71
Income on investment banking, net of commissions	699	600	99	16.50
Credit card fees	4,079	3,943	136	3.45
Bank owned life insurance income	355	403	(48)	-11.91
Net gain (loss) on assets covered by FDIC loss share agreements	(2,665)	370	(3,035)	-820.27
Other income	995	651	344	52.84

Total non-interest income	$10,723	$12,602	$(1,879)	-14.91%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended March 31, 2012, was $10.0 million, an increase of $93,000 from the three month period ended March 31, 2011.  Service charges on deposit accounts increased by $8,000, as we no longer see a significant decline in fee income from regulatory changes related to overdrafts on point-of-sale transactions.  Credit card fees increased $136,000 due primarily to a higher volume of credit and debit card transactions.

Income from sale of mortgage loans increased by $668,000, or 107%, compared to last year.  This improvement was primarily due to lower mortgage rates leading to a significant increase in residential refinancing volume.

Other non-interest income increased $344,000 for the three months ended March 31, 2012, compared to the same period in 2011.  This increase was primarily due to $176,000 of gains on sale of OREO and other assets.  Additionally, we recognized a $180,000 adjustment on an equity method investment in a CRA qualified economic development entity.

There were no realized gains or losses from the sale of securities for the three month periods ended March 31, 2012 or 2011.

Net gain (loss) on assets covered by FDIC loss share agreements decreased by $3.0 million in for the three months ended March 31, 2012, compared to the same period in 2011.  As described in Note 5 of the Notes to Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, $2.8 million of amortization, a reduction of non-interest income, was recorded during the first three months of 2012 related to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Also, income from the accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, decreased by $0.2 million from the previous year.  There was no significant change in gains from the sale of covered foreclosed assets during the periods.

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

Non-interest expense for the three month period ended March 31, 2012, was $28.6 million, a decrease of $1.3 million, or 4.4%, from the same periods in 2011.

Deposit insurance for the three months ended March 31, 2012, decreased $468,000 from the same period in 2011, primarily resulting from changes in the FDIC’s insurance assessment base and rates.  No costs related to mergers were recorded during the three months ended March 31, 2012, compared to $190,000 in 2011.

Salaries and employee benefits decreased by $292,000, or 1.7%, for the three month period ended March 31, 2012.  Occupancy expense decreased by $108,000, or 4.9%, for the same period.  These personnel and occupancy expense decreases, along with the majority of the remaining decrease in the non-interest expense category can be attributed to the impact of our ongoing efficiency initiatives.

Table 6 below shows non-interest expense for the three month periods ended March 31, 2012 and 2011, respectively, as well as changes in 2012 from 2011.

Table 6:  Non-Interest Expense

Period Ended March 31	Period Ended March 31		2012 Change from
(In thousands)	2012	2011	2011

Salaries and employee benefits	$16,824	$17,116	$(292)	-1.71%
Occupancy expense, net	2,081	2,189	(108)	-4.93
Furniture and equipment expense	1,604	1,589	15	0.94
Other real estate and foreclosure expense	207	94	113	120.21
Deposit insurance	571	1,039	(468)	-45.04
Merger related costs	--	190	(190)	-100.00
Other operating expenses:
Professional services	1,117	1,127	(10)	-0.89
Postage	627	623	4	0.64
Telephone	600	636	(36)	-5.66
Credit card expenses	1,692	1,587	105	6.62
Operating supplies	336	405	(69)	-17.04
Amortization of core deposits	74	224	(150)	-66.96
Other expense	2,904	3,126	(222)	-7.10

Total non-interest expense	$28,637	$29,945	$(1,308)	-4.37%

LOAN PORTFOLIO

Our loan portfolio, excluding loans covered by FDIC loss share agreements, averaged $1.550 billion and $1.633 billion during the first three months of 2012 and 2011, respectively.  As of March 31, 2012, total loans, excluding loans covered by FDIC loss share agreements, were $1.544 billion, a decrease of $36 million from December 31, 2011.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Table 7:  Loan Portfolio

(In thousands)	March 31, 2012	December 31, 2011

Consumer
Credit cards	$175,013	$189,970
Student loans	44,059	47,419
Other consumer	110,001	109,211
Total consumer	329,073	346,600
Real Estate
Construction	109,979	109,825
Single family residential	349,009	355,094
Other commercial	537,807	536,372
Total real estate	996,795	1,001,291
Commercial
Commercial	144,772	141,422
Agricultural	69,598	85,728
Total commercial	214,370	227,150
Other	3,415	4,728
Total loans not covered by FDIC loss share agreements, before allowance for loan losses	$1,543,653	$1,579,769

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $329.1 million at March 31, 2012, or 21.3% of total loans, compared to $346.6 million, or 21.9% of total loans at December 31, 2011.  The decrease in consumer loans from December 31, 2011, to March 31, 2012, was primarily due to the seasonal decline in our credit card portfolio the paydowns and consolidation of student loans – a business line eliminated from the private sector by Government legislation after the 2009 – 2010 school year.  We plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $996.8 million at March 31, 2012, or 64.6% of total loans, compared to the $1.001 billion, or 63.4% of total loans at December 31, 2011.  Single family residential loans decreased by $6.1 million.  Our construction and development (“C&D”) loan balance remained flat, while we saw a $1.4 million increase in commercial real estate (“CRE”) portfolio.

Commercial loans consist of commercial loans and agricultural loans.  Commercial loans were $214.4 million at March 31, 2012, or 13.9% of total loans, compared to $227.2 million, or 14.4% of total loans at December 31, 2011.  A seasonal $16.1 million decrease in the agricultural loan portfolio was partially offset by an increase of $3.4 million in other commercial loans.

We experience seasonality in our loan portfolio due to agricultural lending and our credit card portfolio.  While our loan portfolio, excluding loans covered by FDIC loss sharing agreements, decreased by $36.1 million, when normalized for seasonality and for the continued decline in student loans, the decrease was only $1.7 million.  This represents the most significant improvement from previous seasonally adjusted sequential quarter loan portfolio comparisons, dating back to the fourth quarter of 2008, in the midst of the economic crisis.

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

A summary of the covered assets at the indicated dates are reflected in Table 8:

Table 8:  Covered Assets

(In thousands)	March 31, 2012	December 31, 2011

Loans covered by FDIC loss share agreements, net of discount	$129,735	$158,075
Foreclosed assets covered by FDIC loss share agreements, net of discount	11,705	11,685
FDIC indemnification asset	39,978	47,683
Total covered assets	$181,418	$217,443

We evaluated loans purchased in conjunction with the acquisitions of SWCB and SSB for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  All loans acquired in these two transactions were deemed to be covered impaired loans.  These loans were not classified as nonperforming assets at March 31, 2012 or December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of assets covered by FDIC loss share agreements.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $3.4 million of government guaranteed student loans were over 90 days past due during the quarter ending March 31, 2012.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding other real estate covered by FDIC loss share agreements, decreased by $1.4 million from December 31, 2011, to March 31, 2012.  The majority of the decrease was related to charge-offs of two credits with specific reserves  As a result of these credit charge-offs, non-performing assets, including TDRs, as a percent of total assets were 1.48% at March 31, 2012, compared to 1.52% at December 31, 2011.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  The Company had TDRs totaling $14.4 million and $16.5 million at March 31, 2012, and December 31, 2011, respectively.  The majority of performing and non-performing TDRs are in our CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain good asset quality, compared to the industry.   The allowance for loan losses as a percent of total loans was 1.83% as of March 31, 2012.  Non-performing loans equaled 0.85 % of total loans.  Non-performing assets were 1.14% of total assets, down 4 basis points from year end.  The allowance for loan losses was 215% of non-performing loans.  Our annualized net charge-offs to total loans for the first three months of 2012 was 0.66%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.52%.  Annualized net credit card charge-offs to total credit card loans for the most recent quarter were 1.75%, compared to 2.06% during the full year 2011, yet more than 300 basis points below the most recently published industry average for credit card charge-offs.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual and other real estate owned (excluding covered loans and covered other real estate owned).

Table 9:  Non-performing Assets

($ in thousands)	March 31, 2012	December 31, 2011

Nonaccrual loans (1)	$9,139	$12,907
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	3,433	2,483
Other loans	607	785
Total loans past due 90 days or more	4,040	3,268
Total non-performing loans	13,179	16,175

Other non-performing assets:
Foreclosed assets held for sale	24,542	22,887
Other non-performing assets	1	--
Total other non-performing assets	24,543	22,887

Total non-performing assets	$37,722	$39,062

Performing TDRs	$11,531	11,391

Allowance for loan losses to non-performing loans	214.93%	186.14%
Non-performing loans to total loans	0.85%	1.02%
Non-performing loans to total loans (excluding Government guaranteed student loans) (2)	0.63%	0.87%
Non-performing assets to total assets (3)	1.14%	1.18%
Non-performing assets to total assets (excluding Government guaranteed student loans) (2) (3)	1.03%	1.10%

(1)	Includes nonaccrual TDRs of approximately $2.9 million at March 31, 2012, and $5.2 million at December 31, 2011.
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

There was no interest income on the nonaccrual loans recorded for the three month periods ended March 31, 2012 and 2011.

At March 31, 2012, impaired loans, net of government guarantees, were $35.1 million compared to $40.1 million at December 31, 2011.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2012	2011

Balance, beginning of year	$30,108	$26,416

Loans charged off
Credit card	997	1,156
Other consumer	226	289
Real estate	2,539	343
Commercial	129	95
Total loans charged off	3,891	1,883

Recoveries of loans previously charged off
Credit card	210	237
Other consumer	156	154
Real estate	930	247
Commercial	41	59
Total recoveries	1,337	697
Net loans charged off	2,554	1,186
Provision for loan losses	771	2,675

Balance, March 31	$28,325	27,905

Loans charged off
Credit card		3,547
Other consumer		1,601
Real estate		2,822
Commercial		1,316
Total loans charged off		9,286

Recoveries of loans previously charged off
Credit card		742
Other consumer		450
Real estate		734
Commercial		562
Total recoveries		2,488
Net loans charged off		6,798
Provision for loan losses		9,001

Balance, end of year		$30,108

Provision for Loan Losses

The amount of provision to the allowance during the three months ended March 31, 2012 and 2011, and for the year ended December 31, 2011, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

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

As of March 31, 2012, the allowance for loan losses reflects a decrease of approximately $1.8 million from December 31, 2011, while total loans decreased by $36.1 million over the same three month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The allowance decrease was driven by various items, most of them related to a general improvement in our already good asset quality and our proactive management in the identification, quantification and resolution of problem loans.  Several credits were upgraded during the period and several others, with specific reserves, were charged-off.  Also, our credit card charge-off ratio was significantly down, at only 1.75% for the quarter.

Even with our improved asset quality during the period, we believe there remain many economic and financial factors that necessitate the need for a higher level of unallocated reserve.  The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas, Missouri and Kansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  We are also cautious regarding the continued softening of the real estate market, specifically in the Northwest Arkansas region.  The housing industry remains one of the weakest links for economic recovery.  Although the unemployment rate in Arkansas, Missouri and Kansas is lagging behind the national average, it remains at historically high levels.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is appropriate at March 31, 2012.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 11.

Table 11:  Allocation of Allowance for Loan Losses

	March 31, 2012		December 31, 2011
($ in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)

Credit cards	$5,500	11.3%	$5,513	12.0%
Other consumer	1,610	10.0%	1,638	9.9%
Real estate	9,641	64.6%	10,117	63.4%
Commercial	1,914	13.9%	2,063	14.4%
Other	161	0.2%	209	0.3%
Unallocated	9,499		10,568

Total	$28,325	100.0%	$30,108	100.0%

(1)	Percentage of loans in each category to total loans not covered by FDIC loss share.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 84 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of March 31, 2012, core deposits comprised 87.0% of our total deposits.

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

We manage our interest expense through deposit pricing and do not anticipate a significant change in total deposits. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs.  We also utilize brokered deposits as an additional source of funding to meet liquidity needs.

Our total deposits as of March 31, 2012, were $2.655 billion, an increase of $4.2 million from December 31, 2011.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Interest bearing transaction and savings accounts were $1.283 billion at March 31, 2012, a $43.3 million increase compared to $1.240 billion on December 31, 2011.  Total time deposits decreased approximately $28.0 million to $850.6 million at March 31, 2012, from $878.6 million at December 31, 2011.  We had $19.6 million and $20.6 million of brokered deposits at March 31, 2012, and December 31, 2011, respectively.

LONG-TERM DEBT

Our long-term debt was $121.2 million and $120.8 million at March 31, 2012, and December 31, 2011, respectively.  The outstanding balance for March 31, 2012, includes $90.3 million in FHLB long-term advances and $30.9 million of trust preferred securities. During the three months ended March 31, 2012, we increased long-term debt by $414,000, or 0.3%, from December 31, 2011.  The increase resulted from $1.8 million of new borrowings, primarily matched with new loans, offset somewhat by scheduled payoffs of FHLB advances.

CAPITAL

Overview

At March 31, 2012, total capital reached $409.3 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At March 31, 2012, our equity to asset ratio was 12.3%, unchanged from year-end 2011.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of March 31, 2012, no preferred stock has been issued.

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

During the three month period ended March 31, 2012, we repurchased 78,839 shares of stock with a weighted average repurchase price of $26.08 per share.  Under the current stock repurchase plan, we can repurchase an additional 429,689 shares.

Cash Dividends

We declared cash dividends on our common stock of $0.20 per share for the first three months of 2012 compared to $0.19 per share for the first three months of 2011, an increase of $0.01, or 5.3%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2012, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at March 31, 2012, and December 31, 2011, are presented in Table 12 below:

Table 12:  Risk-Based Capital

($ in thousands)	March 31, 2012	December 31, 2011

Tier 1 capital
Stockholders’ equity	$409,312	$407,911
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums	(47,607)	(47,889)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(388)	(439)

Total Tier 1 capital	391,317	389,583

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	14	9
Qualifying allowance for loan losses	22,096	22,682

Total Tier 2 capital	22,110	22,691

Total risk-based capital	$413,427	$412,274

Risk weighted assets	$1,759,932	$1,805,585

Assets for leverage ratio	$3,231,257	$3,284,379

Ratios at end of period
Tier 1 leverage ratio	12.11%	11.86%
Tier 1 risk-based capital ratio	22.23%	21.58%
Total risk-based capital ratio	23.49%	22.83%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {merger related costs}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended March 31,
($ in thousands)	2012	2011

Net Income	$6,355	$5,066
Nonrecurring items
Merger related costs	--	190
Tax effect (1)	--	(75)

Net nonrecurring items	--	115

Core earnings (non-GAAP)	$6,355	$5,181

Diluted earnings per share	$0.37	$0.29
Nonrecurring items
Merger related costs	--	0.01
Tax effect (1)	--	--

Net nonrecurring items	--	0.01

Diluted core earnings per share (non-GAAP)	$0.37	$0.30

(1)	Effective tax rate of 39.225%.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At March 31, 2012, undivided profits of the Company's subsidiary banks were approximately $200.3 million, of which approximately $14.4 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At March 31, 2012, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At March 31, 2012, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 26.7% of total assets, as compared to 23.1% at December 31, 2011.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $318 million of these lines of credit are currently available, if needed.

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

The table below presents our interest rate sensitivity position at March 31, 2012.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 14:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
Earning assets
Short-term investments	$643,679	$--	$--	$--	$--	$--	$--	$643,679
Assets held in trading accounts	3,694	--	--	2,000	--	--	2,014	7,708
Investment securities	143,041	92,806	92,794	133,761	30,952	40,839	123,587	657,780
Mortgage loans held for sale	24,351	--	--	--	--	--	--	24,351
Loans	558,960	126,281	133,969	218,676	239,145	245,892	20,730	1,543,653
Covered loans	62,327	13,587	495	13,758	18,110	21,458	--	129,735

Total earning assets	1,436,052	232,674	227,258	368,195	288,207	308,189	146,331	3,006,906

Interest bearing liabilities
Interest bearing transaction and savings deposits	709,287	--	--	--	114,695	344,086	114,695	1,282,763
Time deposits	86,025	138,986	163,737	261,044	110,682	90,119	19	850,612
Short-term debt	106,224	--	--	--	--	--	--	106,224
Long-term debt	22,011	1,120	2,246	10,578	14,078	20,533	50,676	121,242
Total interest bearing liabilities	923,547	140,106	165,983	271,622	239,455	454,738	165,390	2,360,841

Interest rate sensitivity Gap	$512,505	$92,568	$61,275	$96,573	$48,752	$(146,549)	$(19,059)	$646,065
Cumulative interest rate sensitivity Gap	$512,505	$605,073	$666,348	$762,921	$811,673	$665,124	$646,065
Cumulative rate sensitive assets to rate sensitive liabilities	155.5%	156.9%	154.2%	150.8%	146.6%	130.3%	127.4%
Cumulative Gap as a % of earning assets	17.0%	20.1%	22.2%	25.4%	27.0%	22.1%	21.5%

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

Part II:  Other Information

Item 1A.  Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2011.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made the following purchases of its common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans

January 1 – January 31	3,800	$27.94	3,800	504,728
February 1 – February 29	12,200	26.78	12,200	492,528
March 1 – March 31	62,839	25.83	62,839	429,689

Total	78,839	$26.08	78,839

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: May 10, 2012	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date: May 10, 2012	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer