Form 10-Q
period 2012-06-30
SIMMONS FIRST NATIONAL CORP
filed 2012-08-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2012	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 26, 2012, was 16,796,578.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2012

Part I:                Financial Information
Item 1.               Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011

(In thousands, except share data)	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$29,708	$35,087
Interest bearing balances due from banks	515,874	535,119
Cash and cash equivalents	545,582	570,206
Investment securities	692,488	697,656
Mortgage loans held for sale	15,495	22,976
Assets held in trading accounts	7,812	7,541
Loans not covered by loss share agreements	1,614,736	1,579,769
Loans covered by FDIC loss share agreements	114,189	158,075
Allowance for loan losses	(28,397)	(30,108)
Net loans	1,700,528	1,707,736
FDIC indemnification asset	35,038	47,683
Premises and equipment	85,171	86,486
Foreclosed assets not covered by loss share agreements	23,947	22,887
Foreclosed assets covered by FDIC loss share agreements	11,252	11,685
Interest receivable	12,975	15,126
Bank owned life insurance	51,326	50,579
Goodwill	60,605	60,605
Core deposit premiums	1,431	1,579
Other assets	13,494	17,384
Total assets	$3,257,144	$3,320,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$517,854	$532,259
Interest bearing transaction accounts and savings deposits	1,290,954	1,239,504
Time deposits	820,476	878,634
Total deposits	2,629,284	2,650,397
Federal funds purchased and securities sold under agreements to repurchase	70,220	114,766
Other borrowings	90,866	90,170
Subordinated debentures	30,930	30,930
Accrued interest and other liabilities	28,431	25,955
Total liabilities	2,849,731	2,912,218

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at June 30, 2012 and December 31, 2011	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 16,956,991 and 17,212,317 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	170	172
Surplus	105,825	112,436
Undivided profits	300,917	294,864
Accumulated other comprehensive income	501	439
Total stockholders’ equity	407,413	407,911
Total liabilities and stockholders’ equity	$3,257,144	$3,320,129

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans not covered by loss share agreements	$22,358	$23,883	$44,630	$47,977
Loans covered by FDIC loss share agreements	4,994	4,347	10,967	8,688
Federal funds sold	1	1	1	2
Investment securities	3,313	3,771	6,588	7,476
Mortgage loans held for sale	164	87	317	175
Assets held in trading accounts	13	9	25	18
Interest bearing balances due from banks	349	298	652	533
TOTAL INTEREST INCOME	31,192	32,396	63,180	64,869

INTEREST EXPENSE
Deposits	2,680	3,799	5,645	7,975
Federal funds purchased and securities sold under agreements to repurchase	77	103	176	219
Other borrowings	799	867	1,613	1,844
Subordinated debentures	385	377	777	747
TOTAL INTEREST EXPENSE	3,941	5,146	8,211	10,785

NET INTEREST INCOME	27,251	27,250	54,969	54,084
Provision for loan losses	775	3,328	1,546	6,003

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,476	23,922	53,423	48,081

NON-INTEREST INCOME
Trust income	1,240	1,243	2,549	2,589
Service charges on deposit accounts	3,930	4,212	7,795	8,069
Other service charges and fees	738	780	1,530	1,586
Mortgage lending income	1,445	849	2,739	1,475
Investment banking income	442	381	1,141	981
Credit card fees	4,207	4,264	8,286	8,207
Bank owned life insurance income	368	414	723	817
Net gain (loss) on assets covered by FDIC loss share agreements	(2,153)	323	(4,818)	693
Other income	876	1,865	1,871	2,516
TOTAL NON-INTEREST INCOME	11,093	14,331	21,816	26,933

NON-INTEREST EXPENSE
Salaries and employee benefits	16,590	16,436	33,414	33,552
Occupancy expense, net	2,029	2,100	4,110	4,289
Furniture and equipment expense	1,608	1,560	3,212	3,149
Other real estate and foreclosure expense	194	223	401	317
Deposit insurance	457	842	1,028	1,881
Merger related costs	--	167	--	357
Other operating expenses	7,366	7,331	14,716	15,059
TOTAL NON-INTEREST EXPENSE	28,244	28,659	56,881	58,604

INCOME BEFORE INCOME TAXES	9,325	9,594	18,358	16,410
Provision for income taxes	2,789	2,848	5,467	4,598

NET INCOME	$6,536	$6,746	$12,891	$11,812
BASIC EARNINGS PER SHARE	$0.38	$0.39	$0.75	$0.68
DILUTED EARNINGS PER SHARE	$0.38	$0.39	$0.75	$0.68

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

NET INCOME	$6,536	$6,746	$12,891	$11,812

OTHER COMPREHENSIVE INCOME
Net unrealized gains on available-for-sale securities	186	451	102	295
Tax effect of net unrealized gains on available-for-sale securities	(73)	(177)	(40)	(116)
TOTAL OTHER COMPREHENSIVE INCOME	113	274	62	179

COMPREHENSIVE INCOME	$6,649	$7,020	$12,953	$11,991

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011

(In thousands)	June 30, 2012	June 30, 2011
	(Unaudited)
OPERATING ACTIVITIES
Net income	$12,891	$11,812
Items not requiring (providing) cash
Depreciation and amortization	2,751	3,052
Provision for loan losses	1,546	6,003
Net (accretion) amortization of investment securities	(138)	12
Stock-based compensation expense	769	613
Net accretion on assets covered by
FDIC loss share agreements	(1,494)	(2,317)
Deferred income taxes	(802)	(2,495)
Bank owned life insurance income	(723)	(817)
Changes in
Interest receivable	2,151	2,160
Mortgage loans held for sale	7,481	7,254
Assets held in trading accounts	(271)	221
Other assets	2,014	3,318
Accrued interest and other liabilities	1,816	(1,208)
Income taxes payable	897	2,215
Net cash provided by operating activities	28,888	29,823

INVESTING ACTIVITIES
Net collections of covered loans	43,343	31,873
Net (originations) collections of loans	(41,648)	30,637
Purchases of premises and equipment, net	(1,288)	(7,550)
Proceeds from sale of covered other real estate owned	7,875	4,281
Proceeds from sale of foreclosed assets held for sale	2,364	15,307
Proceeds from sale of available-for-sale securities	730	2,933
Proceeds from maturities of available-for-sale securities	153,832	126,831
Purchases of available-for-sale securities	(149,254)	(159,974)
Proceeds from maturities of held-to-maturity securities	310,755	128,571
Purchases of held-to-maturity securities	(310,695)	(69,750)
Purchase of bank owned life insurance	(25)	(25)
Cash received on FDIC loss share	9,682	21,249
Net cash provided by investing activities	25,671	124,383

FINANCING ACTIVITIES
Net change in deposits	(21,113)	(1,589)
Dividends paid	(6,838)	(6,588)
Net change in other borrowed funds	696	(41,056)
Net change in federal funds purchased and securities sold under agreements to repurchase	(44,546)	(15,579)
Net shares issued under stock compensation plans	324	473
Repurchase of common stock	(7,706)	--
Net cash used in financing activities	(79,183)	(64,339)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,624)	89,867
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	570,206	452,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$545,582	$541,927

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2012 and 2011

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income	Undivided Profits	Total

Balance, December 31, 2010	$173	$114,040	$512	$282,646	$397,371
Comprehensive income
Net income	--	--	--	11,812	11,812
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $116	--	--	179	--	179
Comprehensive income					11,991
Stock issued as bonus shares – 47,995 shares	--	97	--	--	97
Vesting bonus shares	--	535	--	--	535
Stock issued for employee stock purchase plan – 4,805 shares	--	127	--	--	127
Exercise of stock options – 28,566 shares	--	358	--	--	358
Stock granted under stock-based compensation plans	--	78	--	--	78
Securities exchanged under stock option plan – (4,185 shares)	--	(109)	--	--	(109)
Cash dividends – $0.38 per share	--	--	--	(6,588)	(6,588)

Balance, June 30, 2011 (Unaudited)	173	115,126	691	287,870	403,860
Comprehensive income
Net income	--	--	--	13,562	13,562
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $($163)	--	--	(252)	--	(252)
Comprehensive income					13,310
Stock issued as bonus share	--	1	--	--	1
Vesting bonus shares	--	531	--	--	531
Exercise of stock options – 1,753 shares	--	27	--	--	27
Stock granted under stock-based compensation plans	--	60	--	--	60
Securities exchanged under stock option plan – (1,067 shares)	--	(27)	--	--	(27)
Repurchase of common stock – (137,144 shares)	(1)	(3,282)	--	--	(3,283)
Cash dividends – $0.38 per share	--	--	--	(6,568)	(6,568)

Balance, December 31, 2011	172	112,436	439	294,864	407,911
Comprehensive income
Net income	--	--	--	12,891	12,891
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($40)	--	--	62	--	62
Comprehensive income					12,953
Stock issued as bonus shares – 51,245 shares	1	191	--	--	192
Vesting bonus shares	--	718	--	--	718
Stock issued for employee stock purchase plan – 5,103 shares	--	132	--	--	132
Stock granted under stock-based compensation plans	--	51	--	--	51
Repurchase of common stock – (311,674 shares)	(3)	(7,703)	--	--	(7,706)
Cash dividends – $0.40 per share	--	--	--	(6,838)	(6,838)

Balance, June 30, 2012 (Unaudited)	$170	$105,825	$501	$300,917	$407,413

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  ASU 2011-05 was effective for the Company beginning January 1, 2012, and resulted in the addition of a statement of comprehensive income.  The adoption of ASU 2011-05 did not have a significant impact on the Company’s financial position or results of operations.

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

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC.  A corresponding, claim receivable is recorded until cash is received from the FDIC.  For further discussion of the Company’s acquisition and loan accounting, see Note 5, Loans Covered by FDIC Loss Share Agreements.

NOTE 2:                      EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing reported net income by weighted average number of common shares outstanding during each period.  Diluted EPS is computed by dividing reported net income by the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the basic and diluted EPS computation for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011

Net income	$6,536	$6,746	$12,891	$11,812

Average common shares outstanding	17,044	17,342	17,130	17,320
Average potential dilutive common shares	5	33	4	33
Average diluted common shares	17,049	17,375	17,134	17,353

Basic earnings per share	$0.38	$0.39	$0.75	$0.68
Diluted earnings per share	$0.38	$0.39	$0.75	$0.68

Stock options to purchase 227,670 and 95,770 shares for the three and six months ended June 30, 2012 and 2011, respectively, were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price.

NOTE 3:                      INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30, 2012				December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$--	$--	$--	$--	$4,000	$14	$--	$4,014
U.S. Government agencies	315,493	243	(135)	315,601	308,779	712	(154)	309,337
Mortgage-backed securities	56	3	--	59	62	1	--	63
State and political subdivisions	209,043	5,960	(93)	214,910	211,673	6,333	(144)	217,862
Other securities	930	--	--	930	930	--	--	930

	$525,522	$6,206	$(228)	$531,500	$525,444	$7,060	$(298)	$532,206

Available-for-Sale
U.S. Government agencies	$148,731	$187	$(81)	$148,837	$153,560	$295	$(228)	$153,627
Mortgage-backed securities	2,207	286	--	2,493	2,280	277	--	2,557
Other securities	15,202	438	(4)	15,636	15,649	384	(5)	16,028

	$166,140	$911	$(85)	$166,966	$171,489	$956	$(233)	$172,212

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

As of June 30, 2012, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity

U.S. Government agencies	$124,365	$(135)	$--	$--	$124,365	$(135)
State and political subdivisions	3,673	(3)	1,012	(90)	4,685	(93)

Total	$128,038	$(138)	$1,012	$(90)	$129,050	$(228)

Available-for-Sale

U.S. Government agencies	$42,461	$(39)	$1,151	$(42)	$43,612	$(81)
Other securities	1	(4)	--	--	1	(4)

Total	$42,462	$(43)	$1,151	$(42)	$43,613	$(85)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of June 30, 2012, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2012, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $423,790,000 at June 30, 2012, and $410,702,000 at December 31, 2011.

The book value of securities sold under agreements to repurchase amounted to $59,545,000 and $83,556,000 for June 30, 2012, and December 31, 2011, respectively.

Income earned on securities for the three and six months ended June 30, 2012 and 2011, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Taxable
Held-to-maturity	$829	$1,130	$1,681	$2,300
Available-for-sale	585	656	1,111	1,205

Non-taxable
Held-to-maturity	1,899	1,985	3,796	3,971

Total	$3,313	$3,771	$6,588	$7,476

Maturities of investment securities at June 30, 2012, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$35,145	$35,298	$300	$300
After one through five years	275,496	276,371	105,100	105,275
After five through ten years	141,053	142,900	45,534	45,751
After ten years	73,828	76,931	4	4
Other securities	--	--	15,202	15,636

Total	$525,522	$531,500	$166,140	$166,966

There were no realized gains or losses on investment securities for the three and six months ended June 30, 2012 or 2011.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:                      LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2012, the Company’s loan portfolio was $1.73 billion, compared to $1.74 billion at December 31, 2011.  The various categories of loans are summarized as follows:

(In thousands)	June 30, 2012	December 31, 2011

Consumer
Credit cards	$176,325	$189,970
Student loans	39,823	47,419
Other consumer	107,284	109,211
Total consumer	323,432	346,600
Real Estate
Construction	117,235	109,825
Single family residential	355,978	355,094
Other commercial	550,418	536,372
Total real estate	1,023,631	1,001,291
Commercial
Commercial	140,868	141,422
Agricultural	122,245	85,728
Total commercial	263,113	227,150
Other	4,560	4,728
Loans not covered by loss share agreements	1,614,736	1,579,769
Loans covered by FDIC loss share agreements	114,189	158,075

Total loans before allowance for loan losses	$1,728,925	$1,737,844

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

Nonaccrual loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, are as follows:

(In thousands)	June 30, 2012	December 31, 2011

Consumer:
Credit cards	$318	$305
Student loans	4	--
Other consumer	870	839
Total consumer	1,192	1,144
Real estate:
Construction	795	121
Single family residential	2,513	3,198
Other commercial	3,813	7,233
Total real estate	7,121	10,552
Commercial:
Commercial	484	757
Agricultural	192	454
Total commercial	676	1,211
Other	--	--

Total	$8,989	$12,907

An age analysis of past due loans, excluding loans covered by FDIC loss share agreements, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2012
Consumer:
Credit cards	$614	$530	$1,144	$175,181	$176,325	$212
Student loans	1,187	3,279	4,466	35,357	39,823	3,275
Other consumer	999	553	1,552	105,732	107,284	181
Total consumer	2,800	4,362	7,162	316,270	323,432	3,668
Real estate:
Construction	357	412	769	116,466	117,235	--
Single family residential	2,444	1,705	4,149	351,829	355,978	106
Other commercial	753	3,194	3,947	546,471	550,418	--
Total real estate	3,554	5,311	8,865	1,014,766	1,023,631	106
Commercial:
Commercial	525	247	772	140,096	140,868	10
Agricultural	369	190	559	121,686	122,245	--
Total commercial	894	437	1,331	261,782	263,113	10
Other	--	--	--	4,560	4,560	--

Total	$7,248	$10,110	$17,358	$1,597,378	$1,614,736	$3,784

December 31, 2011
Consumer:
Credit cards	$820	$605	$1,425	$188,545	$189,970	$300
Student loans	1,894	2,483	4,377	43,042	47,419	2,483
Other consumer	1,398	664	2,062	107,149	109,211	335
Total consumer	4,112	3,752	7,864	338,736	346,600	3,118
Real estate:
Construction	548	121	669	109,156	109,825	--
Single family residential	3,581	2,262	5,843	349,251	355,094	121
Other commercial	806	6,240	7,046	529,326	536,372	15
Total real estate	4,935	8,623	13,558	987,733	1,001,291	136
Commercial:
Commercial	467	467	934	140,488	141,422	9
Agricultural	103	312	415	85,313	85,728	5
Total commercial	570	779	1,349	225,801	227,150	14
Other	--	--	--	4,728	4,728	--

Total	$9,617	$13,154	$22,771	$1,556,998	$1,579,769	$3,268

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

Impaired loans, net of government guarantees and excluding loans covered by FDIC loss share agreements, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized

June 30, 2012						Three Months Ended		Six Months Ended
Consumer:
Credit cards	$530	$530	$--	$530	$80	$540	$4	$562	$8
Student loans	--	--	--	--	--	--	--	--	--
Other consumer	1,249	1,114	125	1,239	244	1,145	14	1,206	30
Total consumer	1,779	1,644	125	1,769	324	1,685	18	1,768	38
Real estate:
Construction	5,876	4,456	1,377	5,833	496	5,628	71	5,512	138
Single family residential	3,592	2,985	538	3,523	445	3,803	48	4,146	104
Other commercial	23,705	7,786	14,122	21,908	1,947	22,402	283	23,850	596
Total real estate	33,173	15,227	16,037	31,264	2,888	31,833	402	33,508	838
Commercial:
Commercial	863	474	322	796	162	751	10	794	20
Agricultural	199	118	7	125	25	247	3	310	8
Total commercial	1,062	592	329	921	187	998	13	1,104	28
Other	--	--	--	--	--	--	--	--	--

Total	$36,014	$17,463	$16,491	$33,954	$3,399	$34,516	$433	$36,380	$904

December 31, 2011						Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Consumer:
Credit cards	$605	$605	$--	$605	$91	$674	$12	$753	$25
Student loans	--	--	--	--	--	--	--	--	--
Other consumer	1,359	1,203	128	1,331	266	1,269	14	1,300	28
Total consumer	1,964	1,808	128	1,936	357	1,943	26	2,053	53
Real estate:
Construction	5,324	3,783	1,498	5,281	415	7,154	76	7,593	164
Single family residential	5,152	4,243	589	4,832	402	5,853	62	6,024	130
Other commercial	28,538	13,642	13,100	26,742	1,942	31,040	330	31,151	675
Total real estate	39,014	21,668	15,187	36,855	2,759	44,047	468	44,768	969
Commercial:
Commercial	949	569	312	881	214	1,502	16	1,454	31
Agricultural	572	332	104	436	153	441	5	551	12
Total commercial	1,521	901	416	1,317	367	1,943	21	2,005	43
Other	--	--	--	--	--	--	--	--	--

Total	$42,499	$24,377	$15,731	$40,108	$3,483	$47,933	$515	$48,826	$1,065

At June 30, 2012, and December 31, 2011, impaired loans, net of government guarantees, totaled $34.0 million and $40.1 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $3.4 million at June 30, 2012, and $3.5 million at December 31, 2011.  Approximately $433,000 and $904,000 of interest income was recognized on average impaired loans of $34.5 million and $36.4 million for the three and six months ended June 30, 2012.  Interest income recognized on impaired loans on a cash basis during the three and six months ended June 30, 2012 and 2011 was not material.

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

The following table presents a summary of troubled debt restructurings as of June 30, 2012, excluding loans covered by FDIC loss share agreements, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number		Balance

Consumer:
Credit cards	--	$--	--	$--	$	----
Student loans	--	--	--	--		--	--
Other consumer	3	47	--	--		3	47
Total consumer	3	47	--	--		3	47
Real estate:
Construction	2	1,209	--	--		2	1,209
Single-family residential	3	575	1	21		4	596
Other commercial	14	9,259	3	2,861		17	12,120
Total real estate	19	11,043	4	2,882		23	13,925
Commercial:
Commercial	4	402	--	--		4	402
Agricultural	--	--	--	--		--	--
Total commercial	4	402	--	--		4	402
Other	--	--	--	--		--	--

Total	26	$11,492	4	$2,882		30	$14,374

The following table presents loans that were restructured as TDRs during the six months ended June 30, 2012, excluding loans covered by FDIC loss share agreements, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at June 30, 2012	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Consumer:
Credit cards	--	$--	$--	$--	$--	$--
Student loans	--	--	--	--	--	--
Other consumer	1	48	33	--	33	--
Total consumer	1	48	33	--	33	--
Real estate:
Construction	--	--	--	--	--	--
Single family residential	--	--	--	--	--	--
Other commercial	4	1,054	879	--	879	--
Total real estate	4	1,054	879	--	879	--
Commercial:
Commercial	1	50	39	--	39	--
Agricultural	--	--	--	--	--	--
Total commercial	1	50	39	--	39	--
Other	--	--	--	--	--	--

Total	6	$1,152	$951	$--	$951	$--

During the six months ended June 30, 2012, the Company modified a total of six loans with a recorded investment of $1.2 million prior to modification which were deemed troubled debt restructurings.  Although there was additional modification of terms on some of the loans, the prevailing modification on all six loans was a lowering of the interest rate.  Based on the fair value of the collateral, no specific reserve was determined necessary for any of these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There were no loans for which a payment default occurred during the six months ended June 30, 2012, and that had been modified as a TDR within 12 months or less of the payment default.  The Company defines a payment default as a payment received more than 90 days after its due date.

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

Loans covered by FDIC loss share agreements are evaluated using this internal grading system.  However, since these loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at June 30, 2012 and December 31, 2011, respectively.  See Note 5, Loans Covered by FDIC Loss Share Agreements, for further discussion of the acquired loan pools and loss sharing agreements.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans were $49.4 million and $60.6 million as of June 30, 2012 and December 31, 2011, respectively.

The following table presents a summary of loans by credit risk rating as of June 30, 2012 and December 31, 2011, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

June 30, 2012
Consumer:
Credit cards	$175,795	$--	$530	$--	$--	$176,325
Student loans	36,544	--	3,279	--	--	39,823
Other consumer	105,261	49	1,911	39	24	107,284
Total consumer	317,600	49	5,720	39	24	323,432
Real estate:
Construction	110,375	413	6,447	--	--	117,235
Single family residential	348,252	1,660	6,052	14	--	355,978
Other commercial	512,175	10,220	28,023	--	--	550,418
Total real estate	970,802	12,293	40,522	14	--	1,023,631
Commercial:
Commercial	137,706	529	2,605	28	--	140,868
Agricultural	121,827	--	418	--	--	122,245
Total commercial	259,533	529	3,023	28	--	263,113
Other	4,560	--	--	--	--	4,560
Loans covered by FDIC loss share agreements	114,189	--	--	--	--	114,189

Total	$1,666,684	$12,871	$49,265	$81	$24	$1,728,925

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2011
Consumer:
Credit cards	$189,365	$--	$605	$--	$--	$189,970
Student loans	44,936	--	2,483	--	--	47,419
Other consumer	107,217	12	1,906	50	26	109,211
Total consumer	341,518	12	4,994	50	26	346,600
Real estate:
Construction	100,534	3,699	5,592	--	--	109,825
Single family residential	345,880	1,377	7,821	16	--	355,094
Other commercial	491,466	8,465	36,441	--	--	536,372
Total real estate	937,880	13,541	49,854	16	--	1,001,291
Commercial:
Commercial	136,107	510	4,762	43	--	141,422
Agricultural	84,747	148	833	--	--	85,728
Total commercial	220,854	658	5,595	43	--	227,150
Other	4,728	--	--	--	--	4,728
Loans covered by FDIC loss share agreements	158,075	--	--	--	--	158,075

Total	$1,663,055	$14,211	$60,443	$109	$26	$1,737,844

Net (charge-offs)/recoveries for the three and six months ended June 30, 2012 and 2011, excluding loans covered by FDIC loss share agreements, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Consumer:
Credit cards	$(617)	$(908)	$(1,404)	$(1,827)
Student loans	(20)	(14)	(38)	(22)
Other consumer	(97)	(476)	(149)	(603)
Total consumer	(734)	(1,398)	(1,591)	(2,452)
Real estate:
Construction	--	(772)	46	(772)
Single-family residential	9	(338)	(211)	(355)
Other commercial	161	(425)	(1,274)	(504)
Total real estate	170	(1,535)	(1,439)	(1,631)
Commercial:
Commercial	11	(503)	(43)	(571)
Agriculture	(150)	(1)	(184)	31
Total commercial	(139)	(504)	(227)	(540)
Other	--	--	--	--
Total	$(703)	$(3,437)	$(3,257)	$(4,623)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Three Months Ended June 30, 2012
Balance, beginning of period	$1,914	$9,641	$5,500	$1,771	$9,499	$28,325
Provision for loan losses	208	657	603	122	(815)	775
Charge-offs	(165)	(78)	(829)	(252)	--	(1,324)
Recoveries	26	248	212	135	--	621
Net (charge-offs) recoveries	(139)	170	(617)	(117)	--	(703)

Balance, June 30, 2012	$1,983	$10,468	$5,486	$1,776	$8,684	$28,397

Six Months Ended June 30, 2012
Balance, beginning of year	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108
Provision for loan losses	147	1,790	1,377	116	(1,884)	1,546
Charge-offs	(294)	(2,617)	(1,826)	(478)	--	(5,215)
Recoveries	67	1,178	422	291	--	1,958
Net charge-offs	(227)	(1,439)	(1,404)	(187)	--	(3,257)

Balance, June 30, 2012	$1,983	$10,468	$5,486	$1,776	$8,684	$28,397

Period-end amount allocated to:
Loans individually evaluated for impairment	$187	$2,888	$80	$244	$--	$3,399
Loans collectively evaluated for impairment	1,796	7,580	5,406	1,532	8,684	24,998

Balance, June 30, 2012	$1,983	$10,468	$5,486	$1,776	$8,684	$28,397

Activity in the allowance for loan losses for the three and six months ended June 30, 2011 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Three Months Ended June 30, 2011
Balance, beginning of period	$2,438	$9,851	$5,552	$1,865	$8,199	$27,905
Provision for loan losses	590	1,613	843	402	(120)	3,328
Charge-offs	(745)	(1,682)	(1,145)	(621)	--	(4,193)
Recoveries	241	147	237	131	--	756
Net charge-offs	(504)	(1,535)	(908)	(490)	--	(3,437)

Balance, June 30	$2,524	$9,929	$5,487	$1,777	$8,079	$27,796

Six Months Ended June 30, 2011
Balance, beginning of year	$2,277	$9,692	$5,549	$1,958	$6,940	$26,416
Provision for loan losses	787	1,868	1,765	444	1,139	6,003
Charge-offs	(840)	(2,025)	(2,301)	(910)	--	(6,076)
Recoveries	300	394	474	285	--	1,453
Net charge-offs	(540)	(1,631)	(1,827)	(625)	--	(4,623)

Balance, June 30	$2,524	$9,929	$5,487	$1,777	$8,079	$27,796

Period-end amount allocated to:
Loans individually evaluated for impairment	$668	$2,208	$64	$266	$--	$3,206
Loans collectively evaluated for impairment	1,856	7,721	5,423	1,511	8,079	24,590

Balance, June 30	$2,524	$9,929	$5,487	$1,777	$8,079	$27,796

Period-end amount allocated to:
Loans individually evaluated for impairment	$367	$2,759	$91	$266	$--	$3,483
Loans collectively evaluated for impairment	1,696	7,358	5,422	1,581	10,568	26,625

Balance, December 31, 2011	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108

The Company’s recorded investment in loans, excluding loans covered by FDIC loss share agreements, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

June 30, 2012
Loans individually evaluated for impairment	$921	$31,264	$530	$1,239	$33,954
Loans collectively evaluated for impairment	262,192	992,367	175,795	150,428	1,580,782

Balance, end of period	$263,113	$1,023,631	$176,325	$151,667	$1,614,736

December 31, 2011
Loans individually evaluated for impairment	$1,317	$36,855	$605	$1,331	$40,108
Loans collectively evaluated for impairment	225,833	964,436	189,365	160,027	1,539,661

Balance, end of period	$227,150	$1,001,291	$189,970	$161,358	$1,579,769

NOTE 5:                      LOANS COVERED BY FDIC LOSS SHARE AGREEMENTS

During 2010, the Company, through its wholly-owned subsidiary, Simmons First National Bank (“SFNB” or “lead bank”), entered into purchase and assumption agreements with loss share arrangements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Southwest Community Bank (“SWCB”) in Springfield, Missouri and Security Savings Bank, FSB (“SSB”) with offices in various locations in Kansas.

The Company evaluated loans purchased in conjunction with the acquisition of SWCB and SSB for impairment in accordance with the provisions of ASC Topic 310-30.  Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The following table reflects the carrying value of all purchased covered impaired loans as of June 30, 2012 and December 31, 2011, for the SWCB and SSB FDIC-assisted transactions:

	Loans Covered by FDIC Loss Share
(in thousands)	June 30, 2012	December 31, 2011

Consumer:
Other consumer	$--	$23
Total consumer	--	23
Real estate:
Construction	16,502	23,515
Single family residential	21,957	26,825
Other commercial	70,471	102,198
Total real estate	108,930	152,538
Commercial:
Commercial	5,259	5,514
Agricultural	--	--
Total commercial	5,259	5,514

Total covered loans (1)	$114,189	$158,075

(1)
These loans were not classified as non-performing assets at June 30, 2012 or December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired loan pools, and adjustments may or may not be required.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased based on payment histories and reduced loss expectations of the loan pools.  This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The impact of the adjustments on the Company’s financial results for the three and six months ended June 30, 2012 and 2011,  is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Impact on net interest income	$3,004	$--	$6,189	$--
Non-interest income	(2,737)	--	(5,516)	--

Net impact to pre-tax income	267	--	673	--

Net impact, net of taxes	$162	$--	$409	$--

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $21.7 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $19.0 million.  Of the remaining adjustments, the Company expects to recognize $5.7 million of interest income and a $5.4 million reduction of non-interest income, for a net addition to pre-tax income of approximately $0.4 million during the remainder of 2012.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the three and six months ended June 30, 2012 and 2011, for SWCB and SSB, combined.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$36,860	$129,755	$42,833	$158,075
Additions	--	--	--	--
Accretable yield adjustments	--	--	--	--
Accretion	(4,994)	4,994	(10,967)	10,967
Payments and other reductions, net	--	(20,560)	--	(54,853)

Balance, ending	$31,866	$114,189	$31,866	$114,189

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$31,906	$208,774	$36,247	$231,600
Additions	--	--	--	--
Accretable yield adjustments	--	--	--	--
Accretion	(4,347)	4,347	(8,688)	8,688
Payments and other reductions, net	--	(20,222)	--	(47,389)

Balance, ending	$27,559	$192,899	$27,559	$192,899

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  There were no allowances for loan losses related to the purchased impaired loans at June 30, 2012 or December 31, 2011.

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

Goodwill, along with the carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at June 30, 2012, and December 31, 2011, were as follows:

(In thousands)	June 30, 2012	December 31, 2011

Goodwill	$60,605	$60,605

Core deposit premiums:
Gross carrying amount	$3,069	$3,069
Accumulated amortization	(1,638)	(1,490)

Net core deposit premiums	$1,431	$1,579

Core deposit premium amortization expense recorded for the six months ended June 30, 2012 and 2011, was $148,000 and $448,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of June 30, 2012, is as follows:

(In thousands)	Year	Amortization Expense

	Remainder of 2012	$151
	2013	261
	2014	157
	2015	150
	2016	148
	Thereafter	564

	Total	$1,431

NOTE 7:                      TIME DEPOSITS

Time deposits include approximately $352,973,000 and $378,825,000 of certificates of deposit of $100,000 or more at June 30, 2012, and December 31, 2011, respectively.

NOTE 8:                      INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	June 30, 2012	June 30, 2011

Income taxes currently payable	$6,269	$7,093
Deferred income taxes	(802)	(2,495)

Provision for income taxes	$5,467	$4,598

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	June 30, 2012	December 31, 2011

Deferred tax assets
Loans acquired	$5,616	$7,150
FDIC true-up liability	1,564	1,341
Allowance for loan losses	11,115	11,457
Valuation of foreclosed assets	807	393
Deferred compensation payable	1,606	1,591
FHLB advances	477	547
Vacation compensation	1,050	1,052
Accumulated depreciation	54	--
Loan interest	767	767
Other	558	522
Total deferred tax assets	23,614	24,820

Deferred tax liabilities
Accumulated depreciation	--	(189)
Deferred loan fee income and expenses, net	(2,056)	(1,742)
FHLB stock dividends	(327)	(430)
Goodwill and core deposit premium amortization	(10,457)	(9,725)
FDIC indemnification asset	(13,744)	(18,703)
Available-for-sale securities	(324)	(283)
Other	(2,766)	(569)
Total deferred tax liabilities	(29,674)	(31,641)

Net deferred tax liabilities included in other liabilities on balance sheets	$(6,060)	$(6,821)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	June 30, 2012	June 30, 2011

Computed at the statutory rate (35%)	$6,425	$5,744

Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	490	370
Tax exempt interest income	(1,341)	(1,404)
Tax exempt earnings on BOLI	(253)	(286)
Other differences, net	146	174

Actual tax provision	$5,467	$4,598

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

NOTE 9:                      OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at June 30, 2012, and December 31, 2011, consisted of the following components:

(In thousands)	June 30, 2012	December 31, 2011

Other Borrowings
FHLB advances, due 2012 to 2033, 0.96% to 8.41% secured by residential real estate loans	$90,866	$89,898
Other debt	--	272

Subordinated Debentures
Trust preferred securities, due 12/30/2033, fixed at 8.25%, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620

Total subordinated debentures	30,930	30,930

Total other borrowings and subordinated debentures	$121,796	$121,100

At June 30, 2012, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $90.9 million at June 30, 2012, with approximately $321.4 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $415.9 million at June 30, 2012.

The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense.  Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust.  The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust.  The common securities of each trust are wholly-owned by the Company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures.  The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

Aggregate annual maturities of long-term debt at June 30, 2012, are:

(In thousands)	Year	Annual Maturities

	2012	$3,947
	2013	17,346
	2014	11,486
	2015	5,220
	2016	13,591
	Thereafter	70,206

	Total	$121,796

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

NOTE 11:                    CAPITAL STOCK

Under its 2007 stock repurchase plan, the Company repurchased 311,674 shares of stock with a weighted average repurchase price of $24.76 per share during the six month period ended June 30, 2012.  The Company could repurchase an additional 196,854 shares, as of June 30, 2012.

On July 23, 2012, the Company announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The new program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.

NOTE 12:                    UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At June 30, 2012, the bank subsidiaries had approximately $15.2 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of June 30, 2012, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 22.60% at June 30, 2012.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended June 30, 2012:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2012	228,070	$26.76	127,217	$26.49
Granted	--	--	51,245	26.29
Stock Options Exercised	--	--	--	--
Stock Awards Vested	--	--	(38,325)	28.02
Forfeited/Expired	(400)	26.20	--	--

Balance, June 30, 2012	227,670	$26.76	140,137	$26.04

Exercisable, June 30, 2012	218,356	$26.61

The following table summarizes information about stock options under the plans outstanding at June 30, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$23.78	-	23.78	49,800	2.1	$23.78	49,800	$23.78
24.50	-	24.50	30,800	2.9	24.50	30,800	24.50
26.19	-	27.67	51,800	3.9	26.20	51,800	26.20
28.42	-	28.42	48,700	4.9	28.42	48,700	28.42
30.31	-	30.31	46,570	5.9	30.31	37,256	30.31

Total stock-based compensation expense was $769,291 and $612,397 during the six months ended June 30, 2012 and 2011, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $59,489 at June 30, 2012.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 0.50 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $2,901,858 at June 30, 2012.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.44 years.

Stock options outstanding and stock options exercisable at June 30, 2012, had no intrinsic value. Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $23.25 as of June 30, 2012, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  There were no stock options exercised during the six months ended June 30, 2012.  The total intrinsic values of stock options exercised during the six months ended June 30, 2011 was $375,000.

NOTE 14:                    ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the six months ended:

	Six Months Ended June 30,
(In thousands)	2012	2011

Interest paid	$8,047	$11,141
Income taxes paid	5,372	4,878
Transfers of loans to foreclosed assets held for sale	3,423	14,543
Transfers of loans covered by FDIC loss share agreements to foreclosed assets covered by FDIC loss share agreements	7,443	8,598

NOTE 15:                    OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Professional services	$1,002	$1,049	$2,119	$2,207
Postage	618	563	1,245	1,199
Telephone	612	632	1,213	1,267
Credit card expense	1,719	1,576	3,411	3,163
Operating supplies	331	416	667	832
Amortization of core deposit premiums	74	224	148	448
Other expense	3,010	2,871	5,913	5,943

Total other operating expenses	$7,366	$7,331	$14,716	$15,059

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

At June 30, 2012, the Company had outstanding commitments to extend credit aggregating approximately $380,367,000 and $368,187,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2011, the Company had outstanding commitments to extend credit aggregating approximately $343,400,000 and $285,487,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $8,892,000 and $9,269,000 at June 30, 2012, and December 31, 2011, respectively, with terms ranging from 12 to 21 months.  At June 30, 2012, the Company had no deferred revenue under standby letter of credit agreements.  At December 31, 2011, the Company’s deferred revenue under standby letter of credit agreements was approximately $33,000.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012
ASSETS
Available-for-sale securities
U.S. Government agencies	$148,837	$--	$148,837	$--
Mortgage-backed securities	2,493	--	2,493	--
Other securities	15,636	1,504	14,132	--
Assets held in trading accounts	7,812	1,600	6,212	--

December 31, 2011
ASSETS
Available-for-sale securities
U.S. Government agencies	$153,627	$--	$153,627	$--
Mortgage-backed securities	2,557	--	2,557	--
Other securities	16,027	1,503	14,524	--
Assets held in trading accounts	7,541	1,800	5,741	--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of June 30, 2012 and December 31, 2011, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $23.9 million and $22.9 million, respectively.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral.  The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.  It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future.  As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount.  During the reported periods, collateral discounts ranged from 10% to 40% for commercial and residential real estate collateral.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At June 30, 2012, and December 31, 2011, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2012, and December 31, 2011.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012
ASSETS
Impaired loans (1) (2) (collateral dependent)	$8,709	$--	$--	$8,709
Foreclosed assets held for sale (1)	2,381	--	--	2,381

December 31, 2011
ASSETS
Impaired loans (1) (2) (collateral dependent)	$10,173	$--	$--	$10,173
Foreclosed assets held for sale (1)	2,664	--	--	2,664

(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)
Specific allocations of $474,000 and $41,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended June 30, 2012 and December 31, 2011, respectively.

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

Other borrowings – For short-term instruments, the carrying amount is a reasonable estimate of fair value.  For long-term debt, rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value (Level 2).

Subordinated debentures – The fair value of subordinated debentures is estimated using the rates that would be charged for subordinated debentures of similar remaining maturities (Level 2).

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

June 30, 2012
Financial assets:
Cash and cash equivalents	$545,582	$545,582	$--	$--	$545,582
Held-to-maturity securities	525,522	--	531,500	--	531,500
Mortgage loans held for sale	15,495	--	--	15,495	15,495
Interest receivable	12,975	--	12,975	--	12,975
Loans not covered by loss share agreements	1,586,339	--	--	1,583,598	1,583,598
Loans covered by FDIC loss share agreements	114,189	--	--	112,768	112,768
FDIC indemnification asset	35,038	--	--	35,038	35,038

Financial liabilities:
Non-interest bearing transaction accounts	517,854	--	517,854	--	517,854
Interest bearing transaction accounts and savings deposits	1,290,954	--	1,290,954	--	1,290,954
Time deposits	820,476	--	--	824,838	824,838
Federal funds purchased and securities sold under agreements to repurchase	70,220	--	70,220	--	70,220
Other borrowings	90,866	--	95,695	--	95,695
Subordinated debentures	30,930	--	26,314	--	26,314
Interest payable	1,602	--	1,602	--	1,602

December 31, 2011		Fair Value
Financial assets
Cash and cash equivalents	$570,206	$570,206
Held-to-maturity securities	525,444	532,206
Mortgage loans held for sale	22,976	22,976
Interest receivable	15,126	15,126
Loans not covered by loss share agreements	1,549,661	1,548,034
Loans covered by FDIC loss share agreements	158,075	157,424
FDIC indemnification asset	47,683	47,683

Financial liabilities:
Non-interest bearing transaction accounts	532,259	532,259
Interest bearing transaction accounts and savings deposits	1,239,504	1,239,504
Time deposits	878,634	882,244
Federal funds purchased and securities sold under agreements to repurchase	114,766	114,766
Other borrowings	90,170	96,129
Subordinated debentures	30,930	30,833
Interest payable	1,437	1,437

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 2012 and 2011 and statements of stockholders’ equity and cash flows for the six month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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
August 9, 2012

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended June 30, 2012, was $6.5 million and diluted earnings per share were $0.38, compared to $0.39 diluted earnings per share for the same period of 2011.  Net income for the six month period ended June 30, 2012, was $12.9 million and diluted earnings per share were $0.75, compared to $0.68 diluted earnings per share for the same period of 2011.

Net income for both the first and second quarters of 2011 was impacted by several nonrecurring items, including a $1.1 million gain from the sale of MasterCard stock in the second quarter (see Table 13 in the Reconciliation of non-GAAP Measures section of this Item for details of the nonrecurring items).  Excluding the 2011 nonrecurring items, diluted core earnings per share increased $0.02, or 5.6%, for the three months ended June 30, 2012, and $0.09, or 13.6%, for the six months ended June 30, 2012, when compared to the same periods of 2011.  We are pleased with our second quarter earnings performance.  We continue to benefit significantly from strong asset quality, which has resulted in a reduction in our provision for loan losses, and from our on-going efficiency initiatives that resulted in a decrease in non-interest expense.

Stockholders’ equity as of June 30, 2012, was $407.4 million, book value per share was $24.03 and tangible book value per share was $20.37.  Our ratio of stockholders’ equity to total assets was 12.5% and the ratio of tangible stockholders’ equity to tangible assets was 10.8% at June 30, 2012. The Company’s Tier I leverage ratio of 12.1%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Our excess capital positions us to continue to take advantage of unprecedented acquisition opportunities through FDIC-assisted transactions of failed banks.  We continue to actively pursue the right opportunities that meet our strategic plan regarding mergers and acquisitions.  We have added to our normal FDIC acquisition strategy our intention to place “economic” bids, as we feel there will be some unique FDIC opportunities that will need to be liquidated, and will allow us to leverage our loss share infrastructure.

We continue to allocate our earnings, less dividends, to our stock repurchase program.  We believe our stock, at its recent market price, continues to be an excellent investment.  We increased our quarterly dividend from $0.19 to $0.20 per share, beginning with the first quarter.  On an annual basis, the $0.80 per share dividend results in a 3.4% return based on our recent stock price.

Total assets were $3.26 billion at June 30, 2012, compared to $3.32 billion at December 31, 2011.  Total loans, including loans covered by FDIC loss share agreements, were $1.73 billion at June 30, 2012, compared to $1.74 billion at December 31, 2011.  Despite continued challenges in the Northwest Arkansas region, overall, we continue to have good asset quality.

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

Acquisition Accounting, Covered Loans and Related Indemnification Asset

We account for our acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.  Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Over the life of the acquired loans, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income.  For any significant increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

Because the FDIC will reimburse us for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date.  The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations.  The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.

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

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC.  A corresponding, claim receivable is recorded until cash is received from the FDIC.  For further discussion of our acquisition and loan accounting, see Note 5, Loans Covered by FDIC Loss Share Agreements, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2012, net interest income on a fully taxable equivalent basis was $28.5 million, a decrease of $0.05 million, or 0.2%, over the same period in 2011.  The small decrease in net interest income was the result of a $1.25 million decrease in interest income and a $1.2 million decrease in interest expense.

Limiting the decrease in interest income to $1.25 million can be attributed to our FDIC-assisted acquisitions.  The acquired covered loans generated an additional $0.7 million in interest income.  A combination of declining average balance and yield in our legacy portfolio, which excludes acquired loans, caused a $1.5 million decrease in interest income.  The remaining decrease in interest income is primarily due to a 56 basis point decline in the yield on investment securities.

Regarding the $0.7 million increase in interest income from covered loans, a $2.9 million increase resulted from higher average yields on the covered loans, increasing to 16.64% in 2012 from 8.64% in 2011.  The yield increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions as discussed in Note 5, Loans Covered by FDIC Loss Share Agreements, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  Beginning in the fourth quarter of 2011, this cash flows estimate increased based on the payment histories and reduced loss expectations of the loan pools. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets will be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the three months ended June 30, 2012, the adjustments increased interest income by $3.0 million and decreased non-interest income by $2.7 million.  The net impact to pre-tax income was $267,000 for the three months ended June 30, 2012.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $21.7 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $19.0 million.  Of the remaining adjustments, we expect to recognize $5.7 million of interest income and a $5.4 million reduction of non-interest income during the remainder of 2012.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $2.9 million interest income increase from covered loan yields was partially offset by a $2.2 million decrease in interest income due to the anticipated declining balances in the portfolio, resulting in the $0.7 million interest income increase from covered loans.

The $1.2 million decrease in interest expense is the result of a 19 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for a $1.0 million decrease in interest expense, while declining volume caused a $0.2 million decrease in interest expense.  The most significant component of this decrease was the $0.6 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 30 basis points from 1.26% to 0.96%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $0.3 million decrease in interest expense, with the average rate decreasing by 10 basis points from 0.31% to 0.21%.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2012, net interest income on a fully taxable equivalent basis was $57.4 million, an increase of $0.8 million, or 1.4%, over the same period in 2011.  The increase in net interest income was the result of a $1.8 million decrease in interest income which was more than offset by $2.6 million decrease in interest expense.

Limiting the decrease in interest income to $1.8 million can be attributed to our FDIC-assisted acquisitions.  The acquired covered loans generated an additional $2.3 million in interest income.  A 21 basis point decline in yield on the legacy loan portfolio, which excludes acquired loans, resulted in a $1.6 million decrease in interest income, while the declining balance of the legacy portfolio caused a $1.8 million decrease in interest income.  The remaining decrease in interest income is primarily due to a 57 basis point decline in the yield on investment securities.

Regarding the $2.3 million increase in interest income from covered loans, a $6.5 million increase resulted from higher average yields on the covered loans, increasing to 16.82% in 2012 from 8.32% in 2011.  The yield increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions.  For the six months ended June 30, 2012, the adjustments increased interest income by $6.2 million and decreased non-interest income by $5.5 million.  The net impact to pre-tax income was $673,000 for the six months ended June 30, 2012.

The $6.5 million interest income increase from covered loan yields was partially offset by a $4.2 million decrease in interest income due to the anticipated declining balances in the portfolio, resulting in the $2.3 million interest income increase from covered loans for the six months ended June 30, 2012.

The $2.6 million decrease in interest expense is primarily the result of a 21 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for a $1.9 million decrease in interest expense, while a decline in the average balance of interest bearing liabilities reduced interest expense by $0.7 million.  The most significant component of this decrease was the $1.3 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 30 basis points from 1.31% to 1.01%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $0.6 million decrease in interest expense, with the average rate decreasing by 11 basis points from 0.33% to 0.22%.

Net Interest Margin

Our net interest margin decreased 3 basis points to 3.87% for the three month period ended June 30, 2012, when compared to 3.90% for the same period in 2011.  For the six month period ended June 30, 2012, net interest margin increased 2 basis points to 3.90%, when compared to 3.88% for the same period in 2011. The margin has been strengthened by a higher yield on covered loans.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three month and six month periods ended June 30, 2012 and 2011, respectively, as well as changes in fully taxable equivalent net interest margin for the three month and six month periods ended June 30, 2012, versus June 30, 2011.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Interest income	$31,192	$32,396	$63,180	$64,869
FTE adjustment	1,208	1,254	2,411	2,506

Interest income – FTE	32,400	33,650	65,591	67,375
Interest expense	3,941	5,146	8,211	10,785

Net interest income – FTE	$28,459	$28,504	$57,380	$56,590

Yield on earning assets – FTE	4.41%	4.60%	4.46%	4.62%
Cost of interest bearing liabilities	0.68%	0.87%	0.71%	0.91%
Net interest spread – FTE	3.73%	3.73%	3.75%	3.71%
Net interest margin – FTE	3.87%	3.90%	3.90%	3.88%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2012 vs. 2011	2012 vs. 2011

Decrease due to change in earning assets	$(2,428)	$(5,201)
Increase due to change in earning asset yields	1,178	3,417
Decrease due to change in interest bearing liabilities	(240)	(635)
Decrease due to change in interest rates paid on interest bearing liabilities	(965)	(1,939)

(Decrease) increase in net interest income	$(45)	$790

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and six month periods ended June 30, 2012 and 2011.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2012			2011
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate (%)	Average Balance	Income/ Expense	Yield/ Rate (%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$550,512	$349	0.25	$472,425	$298	0.25
Federal funds sold	363	1	1.11	554	1	0.72
Investment securities - taxable	471,826	1,414	1.21	415,101	1,786	1.73
Investment securities - non-taxable	209,006	3,095	5.96	207,717	3,226	6.25
Mortgage loans held for sale	17,623	164	3.74	7,806	87	4.47
Assets held in trading accounts	7,831	13	0.67	7,462	9	0.48
Loans	1,579,166	22,370	5.70	1,618,749	23,896	5.92
Covered loans	120,695	4,994	16.64	201,788	4,347	8.64
Total interest earning assets	2,957,022	32,400	4.41	2,931,602	33,650	4.60
Non-earning assets	308,349			329,566
Total assets	$3,265,371			$3,261,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,282,616	$676	0.21	$1,222,299	$934	0.31
Time deposits	837,821	2,004	0.96	911,751	2,865	1.26
Total interest bearing deposits	2,120,437	2,680	0.51	2,134,050	3,799	0.71
Federal funds purchased and securities sold under agreement to repurchase	82,738	77	0.37	98,919	103	0.42
Other borrowings	89,606	799	3.59	95,255	867	3.65
Subordinated debentures	30,930	385	5.01	30,930	377	4.89
Total interest bearing liabilities	2,323,711	3,941	0.68	2,359,154	5,146	0.87
Non-interest bearing liabilities
Non-interest bearing deposits	502,884			463,689
Other liabilities	29,077			33,954
Total liabilities	2,855,672			2,856,797
Stockholders’ equity	409,699			404,371
Total liabilities and stockholders’ equity	$3,265,371			$3,261,168
Net interest spread			3.73			3.73
Net interest margin		$28,459	3.87		$28,504	3.90

	Six Months Ended June 30,
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$563,464	$652	0.23	$468,142	$533	0.23
Federal funds sold	322	1	0.62	569	2	0.71
Investment securities - taxable	465,496	2,792	1.21	410,179	3,506	1.72
Investment securities - non-taxable	209,183	6,184	5.95	207,837	6,450	6.26
Mortgage loans held for sale	17,349	317	3.67	7,625	175	4.63
Assets held in trading accounts	7,338	25	0.69	7,530	18	0.48
Loans	1,564,753	44,653	5.74	1,626,423	48,003	5.95
Covered loans	131,129	10,967	16.82	210,472	8,688	8.32
Total interest earning assets	2,959,034	65,591	4.46	2,938,777	67,375	4.62
Non-earning assets	313,494			334,033
Total assets	$3,272,528			$3,272,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,267,794	$1,372	0.22	$1,219,602	$1,976	0.33
Time deposits	850,671	4,273	1.01	926,090	5,999	1.31
Total interest bearing deposits	2,118,465	5,645	0.54	2,145,692	7,975	0.75
Federal funds purchased and securities sold under agreement to repurchase	95,790	176	0.37	106,705	219	0.41
Other borrowings	89,763	1,613	3.61	102,460	1,844	3.63
Subordinated debentures	30,930	777	5.05	30,930	747	4.87
Total interest bearing liabilities	2,334,948	8,211	0.71	2,385,787	10,785	0.92
Non-interest bearing liabilities
Non-interest bearing deposits	498,625			449,980
Other liabilities	28,247			34,217
Total liabilities	2,861,820			2,869,984
Stockholders’ equity	410,708			402,826
Total liabilities and stockholders’ equity	$3,272,528			$3,272,810
Net interest spread			3.75			3.70
Net interest margin		$57,380	3.90		$56,590	3.88

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month and six month period ended June 30, 2012, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 over 2011			2012 over 2011
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$49	$2	$51	$111	$8	$119
Federal funds sold	--	--	--	(1)	--	(1)
Investment securities - taxable	221	(593)	(372)	429	(1,143)	(714)
Investment securities - non-taxable	20	(151)	(131)	42	(308)	(266)
Mortgage loans held for sale	93	(16)	77	184	(42)	142
Assets held in trading accounts	--	4	4	--	7	7
Loans	(575)	(951)	(1,526)	(1,788)	(1,562)	(3,350)
Covered loans	(2,236)	2,883	647	(4,178)	6,457	2,279

Total	(2,428)	1,178	(1,250)	(5,201)	3,417	(1,784)

Interest expense
Interest bearing transaction and savings accounts	44	(302)	(258)	75	(679)	(604)
Time deposits	(218)	(643)	(861)	(460)	(1,266)	(1,726)
Federal funds purchased and securities sold under agreements to repurchase	(16)	(10)	(26)	(21)	(22)	(43)
Other borrowings	(50)	(18)	(68)	(229)	(2)	(231)
Subordinated debentures	--	8	8	--	30	30

Total	(240)	(965)	(1,205)	(635)	(1,939)	(2,574)

(Decrease) increase in net interest income	$(2,188)	$2,143	$(45)	$(4,566)	$5,356	$790

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

The provision for loan losses for the three month period ended June 30, 2012, was $775,000, compared to $3.3 million for the three month period ended June 30, 2011, a decrease of $2.6 million. The provision for loan losses for the six month period ended June 30, 2012, was $1.5 million, compared to $6.0 million for the six month period ended June 30, 2011, a decrease of $4.5 million. The provision decrease was driven by various items, most of them related to a general improvement in our already good asset quality and our proactive management in the identification, quantification and resolution of problem loans.

Several credits have been upgraded during 2012 and several others, with specific reserves, were charged-off.  Also, our year-to-date annualized credit card charge-off ratio was significantly lower at 1.57%, compared to 2.07% for the first six months last year.  Based on these factors, management determined that the provision expense should be reduced in order to maintain the allowance for loan losses to an appropriate level at June 30, 2012.

Even with our reduced provision for loan losses during the year, we believe there remain many economic and financial factors, including the many uncertainties related to our national debt, spending and taxes that have recently consumed the news, that necessitate the need for a higher level of unallocated reserve.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $11.1 million for the three month period ended June 30, 2012, a decrease of $3.2 million, or 22.6%, compared to $14.3 million for the same period in 2011. For the six months ended June 30, 2012, non-interest income was $21.8 million, a decrease of $5.1 million, or 19.0%, compared to $27.0 million for the same period ended June 30, 2011.

As previously discussed in the Net Interest Income section, there were $2.7 million and $5.5 million decreases in non-interest income for the three and six month periods, respectively, due to reductions of the indemnification assets resulting from increased cash flows expected to be collected from the FDIC covered loan portfolios.  Also, we recorded a $1.1 million nonrecurring gain from the sale of MasterCard stock in the second quarter of 2011.  Excluding the indemnification assets adjustment and the nonrecurring item, non-interest income increased $0.6 million, or 4.8%, for the three months ended June 30, 2012, and $1.5 million, or 5.9%, for the six months ended June 30, 2012, compared to the same periods last year.

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

Table 5 shows non-interest income for the three month and six month periods ended June 30, 2012 and 2011, respectively, as well as changes in 2012 from 2011.

Table 5:  Non-Interest Income

	Three Months		2012		Six Months		2012
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2012	2011	2011		2012	2011	2011

Trust income	$1,240	$1,243	$(3)	-0.24%	$2,549	$2,589	$(40)	-1.54%
Service charges on deposit accounts	3,930	4,212	(282)	-6.70	7,795	8,069	(274)	-3.40
Other service charges and fees	738	780	(42)	-5.38	1,530	1,586	(56)	-3.53
Mortgage lending income	1,445	849	596	70.20	2,739	1,475	1,264	85.69
Investment banking income	442	381	61	16.01	1,141	981	160	16.31
Credit card fees	4,207	4,264	(57)	-1.34	8,286	8,207	79	0.96
Bank owned life insurance income	368	414	(46)	-11.11	723	817	(94)	-11.51
Net gain (loss) on assets covered by FDIC loss share agreements	(2,153)	323	(2,476)	-766.56	(4,818)	693	(5,511)	-795.24
Other income	876	1,865	(989)	-53.03	1,871	2,516	(645)	-25.64

Total non-interest income	$11,093	$14,331	$(3,238)	-22.59%	$21,816	$26,933	$(5,117)	-19.00%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended June 30, 2012, was $10.1 million, a decrease of $384,000 from the three month period ended June 30, 2011.  Service charges on deposit accounts decreased by $282,000, as we continue to see a decline in fee income from regulatory changes related to overdrafts on point-of-sale transactions.  Credit card fees decreased $57,000, despite a higher volume of credit and debit card transactions.  This decrease in fee income is the direct result of the implementation of new regulation related to the pricing of debit card interchange fees.  Although small banks were not supposed to be impacted, our earnings have definitely been directly impacted by this portion of the Dodd-Frank legislation.

Recurring fee income for the six month period ended June 30, 2012, was $20.2 million, a decrease of $291,000 from the same period in 2011.  Service charges on deposit accounts decreased by $274,000, due to a decline in fee income as a result regulatory changes.  Credit card fees increased $79,000 for the six months ended June 30, due to a $136,000 increase in the first quarter, which offset the decline in the second quarter.

Mortgage banking income increased by $596,000 and $1.3 million for the three months and six months ended June 30, 2012, respectively, compared to last year.  This improvement was primarily due to lower mortgage rates leading to a significant increase in residential refinancing volume.

Other non-interest income decreased $989,000 and $645,000 for the three months and six months ended June 30, 2012, compared to the same periods in 2011.  The decreases were due to the $1.1 million gain on sale of MasterCard stock in the second quarter of 2011.

There were no realized gains or losses from the sale of securities for the three and six month periods ended June 30, 2012 or 2011.

Net gain (loss) on assets covered by FDIC loss share agreements decreased by $2.5 million for the three months ended June 30, 2012, compared to the same period in 2011.  As described in Note 5, Loans Covered by FDIC Loss Share Agreements, of the Notes to Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, $2.7 million of amortization, a reduction of non-interest income, was recorded during the second quarter of 2012 related to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Income from the normal accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, decreased by $0.3 million from the previous year.  Also, there was an increase of $0.5 million in gains from the sale of covered foreclosed assets and other items during the period.

Net gain (loss) on assets covered by FDIC loss share agreements decreased by $5.5 million for the six months ended June 30, 2012, compared to the same period in 2011.  Non-interest income was reduced by $5.5 million due to the amortization of indemnification assets resulting from the increase in expected cash flows on covered assets.  Income from the normal accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, decreased by $0.5 million from the previous year.  Also, there was an increase of $0.5 million in gains from the sale of covered foreclosed assets and other items during the period.

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

Non-interest expense for the three and six month periods ended June 30, 2012, was $28.2 million and $56.9 million, a decrease of $415,000, or 1.5%, and $1.7 million, or 2.9%, from the same periods in 2011.

Deposit insurance for the three and six months ended June 30, 2012, decreased $385,000 and $853,000 from the same periods in 2011, primarily resulting from changes in the FDIC’s insurance assessment base and rates.  Included in non-interest expense for the three and six months ended June 30,  2011, were nonrecurring merger related costs associated with the Company’s FDIC-assisted acquisitions and nonrecurring branch closing costs (see Table 13 in the Reconciliation of non-GAAP Measures section of this Item for details of the nonrecurring items).  No merger related costs or branch closing costs were recorded during the three and six months ended June 30, 2012.

Salaries and employee benefits increased by $154,000, or 0.9%, for the three months ended June 30, 2012, and decreased $138,000, or 0.4%, for the six months ended June 30, 2012.  Occupancy expense decreased by $71,000, or 3.4%, and $179,000, or 4.2%, respectively, for the same periods. Our ability to hold personnel costs relatively flat from last year and reduce occupancy expense, along with the majority of the remaining decreases in the non-interest expense category, can be attributed to the impact of our ongoing efficiency initiatives.

Table 6 below shows non-interest expense for the three month and six month periods ended June 30, 2012 and 2011, respectively, as well as changes in 2012 from 2011.

Table 6:  Non-Interest Expense

	Three Months		2012		Six Months		2012
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2012	2011	2011		2012	2011	2011

Salaries and employee benefits	$16,590	$16,436	$154	0.94%	$33,414	$33,552	$(138)	-0.41%
Occupancy expense, net	2,029	2,100	(71)	-3.38	4,110	4,289	(179)	-4.17
Furniture and equipment expense	1,608	1,560	48	3.08	3,212	3,149	63	2.00
Other real estate and foreclosure expense	194	223	(29)	-13.00	401	317	84	26.50
Deposit insurance	457	842	(385)	-45.72	1,028	1,881	(853)	-45.35
Merger related costs	--	167	(167)	-100.00	--	357	(357)	-100.00
Other operating expenses
Professional services	1,002	1,049	(47)	-4.48	2,119	2,207	(88)	-3.99
Postage	618	563	55	9.77	1,245	1,199	46	3.84
Telephone	612	632	(20)	-3.16	1,213	1,267	(54)	-4.26
Credit card expenses	1,719	1,576	143	9.07	3,411	3,163	248	7.84
Operating supplies	331	416	(85)	-20.43	667	832	(165)	-19.83
Amortization of intangibles	74	224	(150)	-66.96	148	448	(300)	-66.96
Other expense	3,010	2,871	139	4.84	5,913	5,943	(30)	-0.50

Total non-interest expense	$28,244	$28,659	$(415)	-1.45%	$56,881	$58,604	$(1,723)	-2.94%

LOAN PORTFOLIO

Our loan portfolio, excluding loans covered by FDIC loss share agreements, averaged $1.565 billion and $1.626 billion during the first six months of 2012 and 2011, respectively.  As of June 30, 2012, total loans, excluding loans covered by FDIC loss share agreements, were $1.615 billion, an increase of $35 million from December 31, 2011.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Table 7:  Loan Portfolio

	June 30,	December 31,
(In thousands)	2012	2011

Consumer
Credit cards	$176,325	$189,970
Student loans	39,823	47,419
Other consumer	107,284	109,211
Total consumer	323,432	346,600
Real Estate
Construction	117,235	109,825
Single family residential	355,978	355,094
Other commercial	550,418	536,372
Total real estate	1,023,631	1,001,291
Commercial
Commercial	140,868	141,422
Agricultural	122,245	85,728
Total commercial	263,113	227,150
Other	4,560	4,728
Total loans not covered by FDIC loss share agreements, before allowance for loan losses	$1,614,736	$1,579,769

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $323.4 million at June 30, 2012, or 20.0% of total loans, compared to $346.6 million, or 21.9% of total loans at December 31, 2011.  The decrease in consumer loans from December 31, 2011, to June 30, 2012, was primarily due to the seasonal decline in our credit card portfolio and the paydowns and consolidation of student loans – a business line eliminated from the private sector by Government legislation after the 2009 – 2010 school year.  We plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.024 million at June 30, 2012, or 63.4% of total loans, compared to the $1.001 billion, or 63.4% of total loans at December 31, 2011, an increase of $22.3 million.  During 2012, we have seen growth in each of our major real estate portfolio segments.  Single family residential loans increased by $0.9 million, our commercial real estate (“CRE”) portfolio increased by $14.0 million, with a $7.4 million increase in construction and development (“C&D”) loans.

Commercial loans consist of commercial loans and agricultural loans.  Commercial loans were $263.1 million at June 30, 2012, or 16.3% of total loans, compared to $227.1 million, or 14.4% of total loans at December 31, 2011, an increase of $36.0 million.  This increase was due to the seasonal increase in our agricultural loan portfolio.

We experience seasonality in our loan portfolio due to agricultural lending and our credit card portfolio, generally resulting in loan growth in the second and third quarters.  While our loan portfolio, excluding loans covered by FDIC loss sharing agreements, increased by $35.0 million since December 31, 2011, when normalized for seasonality and for the continued decline in student loans, our loan portfolio increased by $19.7 million.  This represents a 3.2% annualized loan growth, a significant improvement from previous seasonally adjusted loan portfolio comparisons, dating back to the fourth quarter of 2008, in the midst of the economic crisis.

COVERED ASSETS

On May 14, 2010, the Company acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of SWCB in an FDIC-assisted transaction.  On October 15, 2010, the Company acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of SSB in an FDIC-assisted transaction.  Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby SFNB is indemnified against 80% of losses.  The loans acquired from the former SWCB and the former SSB, as well as the acquired other real estate owned and the related indemnification asset from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

A summary of the covered assets at the indicated dates are reflected in Table 8:

Table 8:  Covered Assets

	June 30,	December 31,
(In thousands)	2012	2011

Loans covered by FDIC loss share agreements, net of discount	$114,189	$158,075
Foreclosed assets covered by FDIC loss share agreements, net of discount	11,252	11,685
FDIC indemnification asset	35,038	47,683
Total covered assets	$160,479	$217,443

We evaluated loans purchased in conjunction with the acquisitions of SWCB and SSB for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  All loans acquired in these two transactions were deemed to be covered impaired loans.  These loans were not classified as nonperforming assets at June 30, 2012 or December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  For further discussion of covered assets, see Note 5, Loans Covered by FDIC Loss Share Agreements, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $3.3 million of government guaranteed student loans were over 90 days past due during the quarter ending June 30, 2012.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding other real estate covered by FDIC loss share agreements, decreased by $2.3 million from December 31, 2011, to June 30, 2012.  The majority of the decrease was related to charge-offs of two credits with specific reserves  As a result of these credit charge-offs, non-performing assets, including TDRs, as a percent of total assets were 1.48% at June 30, 2012, compared to 1.52% at December 31, 2011.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  The Company had TDRs totaling $14.4 million and $16.5 million at June 30, 2012, and December 31, 2011, respectively.  The majority of performing and non-performing TDRs are in our CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain good asset quality, compared to the industry.   The allowance for loan losses as a percent of total loans was 1.76% as of June 30, 2012.  Non-performing loans equaled 0.79 % of total loans.  Non-performing assets were 1.13% of total assets, down 5 basis points from year end.  The allowance for loan losses was 222% of non-performing loans.  Our annualized net charge-offs to total loans for the first six months of 2012 was 0.42%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.27%.  Annualized net credit card charge-offs to total credit card loans for the most recent quarter were 1.42%, compared to 2.06% during the full year 2011, and nearly 350 basis points below the most recently published industry average for credit card charge-offs.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual and other real estate owned (excluding covered loans and covered other real estate owned).

Table 9:  Non-performing Assets

	June 30,	December 31,
($ in thousands)	2012	2011

Nonaccrual loans (1)	$8,989	$12,907
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	3,276	2,483
Other loans	508	785
Total loans past due 90 days or more	3,784	3,268
Total non-performing loans	12,773	16,175

Other non-performing assets:
Foreclosed assets held for sale	23,947	22,887
Other non-performing assets	--	--
Total other non-performing assets	23,947	22,887

Total non-performing assets	$36,720	$39,062

Performing TDRs	$11,492	11,391

Allowance for loan losses to non-performing loans	222%	186%
Non-performing loans to total loans	0.79%	1.02%
Non-performing loans to total loans (excluding Government guaranteed student loans) (2)	0.59%	0.87%
Non-performing assets to total assets (3)	1.13%	1.18%
Non-performing assets to total assets (excluding Government guaranteed student loans) (2) (3)	1.03%	1.10%

(1)	Includes nonaccrual TDRs of approximately $2.9 million at June 30, 2012, and $5.2 million at December 31, 2011.
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

There was no interest income on nonaccrual loans recorded for the three and six month periods ended June 30, 2012 and 2011.

At June 30, 2012, impaired loans, net of government guarantees, were $34.0 million compared to $40.1 million at December 31, 2011.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2012	2011

Balance, beginning of year	$30,108	$26,416

Loans charged off
Credit card	1,826	2,301
Other consumer	478	910
Real estate	2,617	2,025
Commercial	294	840
Total loans charged off	5,215	6,076

Recoveries of loans previously charged off
Credit card	422	474
Other consumer	291	285
Real estate	1,178	394
Commercial	67	300
Total recoveries	1,958	1,453
Net loans charged off	3,257	4,623
Provision for loan losses	1,546	6,003
Balance, June 30	$28,397	27,796

Loans charged off
Credit card		2,402
Other consumer		980
Real estate		1,140
Commercial		571
Total loans charged off		5,093

Recoveries of loans previously charged off
Credit card		505
Other consumer		319
Real estate		587
Commercial		321
Total recoveries		1,732
Net loans charged off		3,361
Provision for loan losses		5,673

Balance, end of year		$30,108

Provision for Loan Losses

The amount of provision to the allowance during the three and six months ended June 30, 2012 and 2011, and for the year ended December 31, 2011, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

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

As of June 30, 2012, the allowance for loan losses reflects a decrease of approximately $1.7 million from December 31, 2011, while total loans increased by $35.0 million over the same six month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The allowance decrease was driven by various items, most of them related to a general improvement in our already good asset quality and our proactive management in the identification, quantification and resolution of problem loans.  Several credits were upgraded during the period and several others, with specific reserves, were charged-off.  Also, our year-to-date annualized credit card charge-off ratio was significantly down, at only 1.57%.

Even with our improved asset quality during the period, we believe there remain many economic and financial factors that necessitate the need for a higher level of unallocated reserve.  The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas, Missouri and Kansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  We are also cautious regarding the continued softening of the real estate market, specifically in the Northwest Arkansas region.  The housing industry remains one of the weakest links for economic recovery.  Although the unemployment rate in Arkansas, Missouri and Kansas is lagging behind the national average, it remains at historically high levels.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is appropriate at June 30, 2012.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 11.

Table 11:  Allocation of Allowance for Loan Losses

	June 30, 2012		December 31, 2011
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$5,486	10.9%	$5,513	12.0%
Other consumer	1,606	9.1%	1,638	9.9%
Real estate	10,468	63.4%	10,117	63.4%
Commercial	1,983	16.3%	2,063	14.4%
Other	170	0.3%	209	0.3%
Unallocated	8,684		10,568

Total	$28,397	100.0%	$30,108	100.0%

(1) Percentage of loans in each category to total loans not covered by FDIC loss share.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 84 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of June 30, 2012, core deposits comprised 85.9% of our total deposits.

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

Our total deposits as of June 30, 2012, were $2.629 billion, a decrease of $21.1 million from December 31, 2011.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Interest bearing transaction and savings accounts were $1.291 billion at June 30, 2012, a $51.5 million increase compared to $1.240 billion on December 31, 2011.  Total time deposits decreased approximately $58.2 million to $820.5 million at June 30, 2012, from $878.6 million at December 31, 2011.  We had $18.9 million and $20.6 million of brokered deposits at June 30, 2012, and December 31, 2011, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $121.8 million and $121.1 million at June 30, 2012, and December 31, 2011, respectively.   The outstanding balance for June 30, 2012, includes $90.9 million in FHLB long-term advances and $30.9 million of trust preferred securities.  During the six months ended June 30, 2012, we increased total debt by $696,000, or 0.6%, from December 31, 2011.  The increase resulted from $5.2 million of new FHLB advances, primarily matched with new loans, offset somewhat by scheduled payoffs of FHLB advances and short-term debt.

CAPITAL

Overview

At June 30, 2012, total capital reached $407.4 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At June 30, 2012, our equity to asset ratio was 12.5%, up 22 basis points from year-end 2011.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of June 30, 2012, no preferred stock has been issued.

Stock Repurchase

On September 11, 2011, we announced the reinstatement of the existing stock repurchase program.   Under the 2007 stock repurchase plan, the Company repurchased 311,674 shares of stock with a weighted average repurchase price of $24.76 per share during the six month period ended June 30, 2012.  As of June 30, 2012, an additional 196,854 shares were available for repurchase.

We continue to allocate our earnings, less dividends, to our stock repurchase program.  We believe our stock, at its current price, continues to be an excellent investment.  On July 23, 2012, we announced the substantial completion of the existing stock repurchase program and the adoption by our Board of Directors of a new stock repurchase program.  The new program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.

Cash Dividends

We declared cash dividends on our common stock of $0.40 per share for the first six months of 2012 compared to $0.38 per share for the first six months of 2011, an increase of $0.02, or 5.3%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2012, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at June 30, 2012, and December 31, 2011, are presented in Table 12 below:

Table 12:  Risk-Based Capital

	June 30,	December 31,
($ in thousands)	2012	2011

Tier 1 capital
Stockholders’ equity	$407,413	$407,911
Trust preferred securities	30,000	30,000
Goodwill and core deposit premiums	(47,235)	(47,889)
Unrealized gain on available-for-sale securities, net of income taxes	(501)	(439)

Total Tier 1 capital	389,677	389,583

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	15	9
Qualifying allowance for loan losses	22,910	22,682
Total Tier 2 capital	22,925	22,691

Total risk-based capital	$412,602	$412,274

Risk weighted assets	$1,825,808	$1,805,585

Assets for leverage ratio	$3,217,291	$3,284,379

Ratios at end of period
Tier 1 leverage ratio	12.11%	11.86%
Tier 1 risk-based capital ratio	21.34%	21.58%
Total risk-based capital ratio	22.60%	22.83%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

Capital Proposals

In June 2012, the Company’s primary federal regulator, the Federal Reserve, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) generally referred to as Basel I.

One of the 2012 Capital Proposals (the “Basel III Proposal”) deals with the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as Basel III for strengthening international capital standards.  The other proposal (the “Standardized Approach Proposal”) deals with risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords.  As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 and January 1, 2015, respectively.

In addition to the requirements of the Basel III final capital framework, the Basel III Proposal, among other things requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2022.

The Standardized Approach Proposal would expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate.

Management believes that, as of June 30, 2012, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective.  There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {gain on sale of MasterCard stock, merger related costs and branch right sizing}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011

Net Income	$6,536	$6,746	$12,891	$11,812
Nonrecurring items
Gain on sale of MasterCard stock	--	(1,132)	--	(1,132)
Merger related costs	--	167	--	357
Branch right sizing	--	141	--	141
Tax effect (1)	--	323	--	248

Net nonrecurring items	--	(501)	--	(386)

Core earnings (non-GAAP)	$6,536	$6,245	$12,891	$11,426

Diluted earnings per share	$0.38	$0.39	$0.75	$0.68
Nonrecurring items
Gain on sale of MasterCard stock	--	(0.07)	--	(0.07)
Merger related costs	--	0.01	--	0.02
Branch right sizing	--	0.01	--	0.01
Tax effect (1)	--	0.02	--	0.02

Net nonrecurring items	--	(0.03)	--	(0.02)

Diluted core earnings per share (non-GAAP)	$0.38	$0.36	$0.75	$0.66

(1)	Effective tax rate of 39.225%.

Item 3.               Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At June 30, 2012, undivided profits of the Company's subsidiary banks were approximately $200.3 million, of which approximately $15.2 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At June 30, 2012, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At June 30, 2012, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 22.6% of total assets, as compared to 23.1% at December 31, 2011.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $321 million of these lines of credit are currently available, if needed.

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

The table below presents our interest rate sensitivity position at June 30, 2012.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 14:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
(In thousands, except ratios)	Days	Days	Days	Days	Years	Years	Years	Total
Earning assets
Short-term investments	$515,874	$--	$--	$--	$--	$--	$--	$515,874
Assets held in trading accounts	3,800	--	--	--	2,000	--	2,012	7,812
Investment securities	171,238	152,931	105,189	50,276	53,626	51,684	107,544	692,488
Mortgage loans held for sale	15,495	--	--	--	--	--	--	15,495
Loans	578,387	91,245	135,930	264,531	231,482	285,878	27,283	1,614,736
Covered loans	47,639	7,443	14,489	15,467	16,262	12,889	--	114,189

Total earning assets	1,332,433	251,619	255,608	330,274	303,370	350,451	136,839	2,960,594

Interest bearing liabilities
Interest bearing transaction and savings deposits	715,664	--	--	--	115,058	345,174	115,058	1,290,954
Time deposits	68,048	116,830	206,715	227,333	113,159	88,373	18	820,476
Short-term debt	70,220	--	--	--	--	--	--	70,220
Long-term debt	21,256	1,871	1,683	13,669	11,180	27,882	44,255	121,796
Total interest bearing liabilities	875,188	118,701	208,398	241,002	239,397	461,429	159,331	2,303,446

Interest rate sensitivity Gap	$457,245	$132,918	$47,210	$89,272	$63,973	$(110,978)	$(22,492)	$657,148
Cumulative interest rate sensitivity Gap	$457,245	$590,163	$637,373	$726,645	$790,618	$679,640	$657,148
Cumulative rate sensitive assets to rate sensitive liabilities	152.20%	159.40%	153.00%	150.30%	147.00%	131.70%	128.50%
Cumulative Gap as a % of earning assets	15.40%	19.90%	21.50%	24.50%	26.70%	23.00%	22.20%

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made the following purchases of its common stock during the three months ended June 30, 2012:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

April 1 – April 30	98,394	$24.70	98,394	331,295
May 1 – May 31	74,000	24.55	74,000	257,295
June 1 – June 30	60,441	23.41	60,441	196,854

Total	232,835	$24.32	232,835

Item 6.               Exhibits

Exhibit No.	Description

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 9, 2012	/s/ J. Thomas May
J. Thomas May Chairman and Chief Executive Officer

Date:	August 9, 2012	/s/ Robert A. Fehlman
Robert A. Fehlman Executive Vice President and Chief Financial Officer