Form 10-Q/A
period 2012-06-30
SIMMONS FIRST NATIONAL CORP
filed 2012-09-07
CIK 90498

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 9, 2012, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

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

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification – J. Thomas May, Chairman and Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification – Robert A. Fehlman, Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Financial Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*  Previously filed with Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed on August 9, 2012).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	September 7, 2012	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date:	September 7, 2012	s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer