Form 10-Q
period 2012-09-30
SIMMONS FIRST NATIONAL CORP
filed 2012-11-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2012	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

870-541-1000
(Registrant's telephone number, including area code)

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                   Accelerated filer ☒                                                   Non-accelerated filer ☐                                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No

The number of shares outstanding of the Registrant’s Common Stock as of October 26, 2012, was 16,647,278.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2012

Part I:    Financial Information
Item 1.    Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

(In thousands, except share data)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$40,356	$35,087
Interest bearing balances due from banks	440,524	535,119
Federal funds sold	7,571	--
Cash and cash equivalents	488,451	570,206
Investment securities	715,681	697,656
Mortgage loans held for sale	23,980	22,976
Assets held in trading accounts	7,002	7,541
Loans	1,623,401	1,579,769
Allowance for loan losses	(28,145)	(30,108)
Loans acquired, covered by FDIC loss share (net of discount)	163,657	158,075
Loans acquired, not covered by FDIC loss share (net of discount)	73,023	--
Net loans	1,831,936	1,707,736
FDIC indemnification asset	59,547	47,683
Premises and equipment	85,969	86,486
Foreclosed assets	29,665	22,887
Foreclosed assets covered by FDIC loss share	26,466	11,685
Interest receivable	15,253	15,126
Bank owned life insurance	51,681	50,579
Goodwill	60,605	60,605
Core deposit premiums	2,549	1,579
Other assets	16,195	17,384
Total assets	$3,414,980	$3,320,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$543,380	$532,259
Interest bearing transaction accounts and savings deposits	1,343,784	1,239,504
Time deposits	908,131	878,634
Total deposits	2,795,295	2,650,397
Federal funds purchased and securities sold under agreements to repurchase	64,829	114,766
Other borrowings	88,852	90,170
Subordinated debentures	20,620	30,930
Accrued interest and other liabilities	41,136	25,955
Total liabilities	3,010,732	2,912,218

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at September 30, 2012 and December 31, 2011	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 16,660,278 and 17,212,317 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	167	172
Surplus	99,156	112,436
Undivided profits	304,343	294,864
Accumulated other comprehensive income	582	439
Total stockholders’ equity	404,248	407,911
Total liabilities and stockholders’ equity	$3,414,980	$3,320,129

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans not covered by FDIC loss share	$23,192	$24,366	$67,822	$72,343
Loans covered by FDIC loss share	5,041	3,917	16,009	12,605
Federal funds sold	2	3	4	5
Investment securities	3,027	3,539	9,615	11,015
Mortgage loans held for sale	171	130	487	305
Assets held in trading accounts	12	8	37	26
Interest bearing balances due from banks	267	243	919	776
TOTAL INTEREST INCOME	31,712	32,206	94,893	97,075

INTEREST EXPENSE
Deposits	2,521	3,594	8,165	11,569
Federal funds purchased and securities sold under agreements to repurchase	69	113	248	332
Other borrowings	792	842	2,406	2,686
Subordinated debentures	389	378	1,166	1,125
TOTAL INTEREST EXPENSE	3,771	4,927	11,985	15,712

NET INTEREST INCOME	27,941	27,279	82,908	81,363
Provision for loan losses	1,299	2,842	2,846	8,845

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,642	24,437	80,062	72,518

NON-INTEREST INCOME
Trust income	1,440	1,370	3,988	3,959
Service charges on deposit accounts	4,368	4,450	12,163	12,519
Other service charges and fees	684	695	2,211	2,281
Mortgage lending income	1,705	1,249	4,441	2,724
Investment banking income	560	203	1,700	1,184
Credit card fees	4,104	4,303	12,390	12,510
Bank owned life insurance income	355	261	1,078	1,078
Gain on FDIC assisted transactions	1,120	--	1,120	--
Net (loss) gain on assets covered by FDIC loss share agreements	(2,689)	287	(7,507)	980
Other income	165	871	2,037	3,387
TOTAL NON-INTEREST INCOME	11,812	13,689	33,621	40,622

NON-INTEREST EXPENSE
Salaries and employee benefits	15,911	15,533	49,323	49,085
Occupancy expense, net	2,182	2,224	6,291	6,513
Furniture and equipment expense	1,835	1,763	5,047	4,912
Other real estate and foreclosure expense	280	215	681	532
Deposit insurance	444	211	1,472	2,092
Merger related costs	815	--	815	357
Other operating expenses	7,219	7,654	21,928	22,713
TOTAL NON-INTEREST EXPENSE	28,686	27,600	85,557	86,204
INCOME BEFORE INCOME TAXES	9,768	10,526	28,126	26,936
Provision for income taxes	3,008	3,269	8,475	7,867
NET INCOME	$6,760	$7,257	$19,651	$19,069
BASIC EARNINGS PER SHARE	$0.41	$0.42	$1.16	$1.10
DILUTED EARNINGS PER SHARE	$0.41	$0.42	$1.16	$1.10

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
NET INCOME	$6,760	$7,257	$19,651	$19,069

OTHER COMPREHENSIVE INCOME
Net unrealized gains (losses) on available-for-sale securities	133	(100)	235	194
Tax effect of net unrealized gains (losses) on available-for-sale securities	52	(39)	92	76
TOTAL OTHER COMPREHENSIVE INCOME	81	(61)	143	118

COMPREHENSIVE INCOME	$6,841	$7,196	$19,794	$19,187

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011

(In thousands)	September 30, 2012	September 30, 2011
	(Unaudited)
OPERATING ACTIVITIES
Net income	$19,651	$19,069
Items not requiring (providing) cash
Depreciation and amortization	4,116	4,542
Provision for loan losses	2,846	8,845
Net accretion of investment securities	(112)	(9)
Stock-based compensation expense	1,065	921
Net accretion on assets covered by FDIC loss share	(1,912)	(3,575)
Gain on FDIC-assisted transactions	(1,120)	--
Deferred income taxes	86	(2,490)
Bank owned life insurance income	(1,078)	(1,078)
Changes in
Interest receivable	(127)	1,168
Mortgage loans held for sale	(1,004)	(3,800)
Assets held in trading accounts	539	2,325
Other assets	(2,143)	1,922
Accrued interest and other liabilities	5,750	(2,428)
Income taxes payable	(2,575)	(1,271)
Net cash provided by operating activities	23,982	24,141

INVESTING ACTIVITIES
Net (originations) collections of loans	(52,392)	27,386
Net collections of loans covered by FDIC loss share	51,922	51,625
Purchases of premises and equipment, net	(1,988)	(13,645)
Proceeds from sale of foreclosed assets held for sale	5,296	19,472
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	10,000	5,241
Proceeds from sale of available-for-sale securities	813	5,331
Proceeds from maturities of available-for-sale securities	236,921	255,255
Purchases of available-for-sale securities	(246,929)	(252,556)
Proceeds from maturities of held-to-maturity securities	512,920	132,733
Purchases of held-to-maturity securities	(497,955)	(171,855)
Purchase of bank owned life insurance	(25)	(25)
Net cash proceeds received in FDIC-assisted transactions	44,015	--
Cash received on FDIC loss share	12,553	25,531
Net cash provided by investing activities	75,151	84,493

FINANCING ACTIVITIES
Net change in deposits	(83,655)	26,045
Dividends paid	(10,172)	(9,885)
Net change in other borrowed funds	(1,318)	(42,375)
Net change in federal funds purchased and securities sold under agreements to repurchase	(71,393)	(10,853)
Net shares issued under stock compensation plans	324	474
Repurchase of common stock	(14,674)	(409)
Net cash used in financing activities	(180,888)	(37,003)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(81,755)	71,631
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	570,206	452,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$488,451	$523,691

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2012 and 2011

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income	Undivided Profits	Total

Balance, December 31, 2010	$173	$114,040	$512	$282,646	$397,371
Comprehensive income
Net income	--	--	--	19,069	19,069
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $76	--	--	118	--	118
Comprehensive income					19,187
Stock issued as bonus shares – 47,995 shares	--	98	--	--	98
Vesting bonus shares	--	813	--	--	813
Stock issued for employee stock purchase plan – 4,805 shares	--	127	--	--	127
Exercise of stock options – 28,566 shares	--	358	--	--	358
Stock granted under stock-based compensation plans	--	108	--	--	108
Securities exchanged under stock option plan – (4,185 shares)	--	(109)	--	--	(109)
Repurchase of common stock – (19,000 shares)	--	(409)	--	--	(409)
Cash dividends – $0.57 per share	--	--	--	(9,885)	(9,885)

Balance, September 30, 2011 (Unaudited)	173	115,026	630	291,830	407,659
Comprehensive income
Net income	--	--	--	6,305	6,305
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($123)	--	--	(191)	--	(191)
Comprehensive income					6,114
Vesting bonus shares	--	253	--	--	253
Exercise of stock options – 1,753 shares	--	27	--	--	27
Stock granted under stock-based compensation plans	--	30	--	--	30
Securities exchanged under stock option plan – (1,067 shares)	--	(27)	--	--	(27)
Repurchase of common stock – (118,144 shares)	(1)	(2,873)	--	--	(2,874)
Cash dividends – $0.19 per share	--	--	--	(3,271)	(3,271)

Balance, December 31, 2011	172	112,436	439	294,864	407,911
Comprehensive income
Net income	--	--	--	19,651	19,651
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $92	--	--	143	--	143
Comprehensive income					19,794
Stock issued as bonus shares – 51,245 shares	1	191	--	--	192
Vesting bonus shares	--	998	--	--	998
Stock issued for employee stock purchase plan – 5,103 shares	--	132	--	--	132
Stock granted under stock-based compensation plans	--	67	--	--	67
Repurchase of common stock – (608,387 shares)	(6)	(14,668)	--	--	(14,674)
Cash dividends – $0.60 per share	--	--	--	(10,172)	(10,172)

Balance, September 30, 2012 (Unaudited)	$167	$99,156	$582	$304,343	$404,248

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

Subsequent Events

On October 19, 2012, the Company’s wholly-owned subsidiary, Simmons First National Bank (“SFNB”, or “the Bank”), entered into a purchase and assumption agreement with loss share arrangements with the Federal Deposit Insurance Corporation (“FDIC”) to purchase substantially all assets and to assume all of the deposits and substantially all other liabilities of Excel Bank of Sedalia, Missouri (“Excel”).

Under the terms of the agreement, the Bank acquired approximately $184.1 million in assets, including approximately $147.2 million in loans and other real estate, approximately $18.7 million cash and cash equivalents and approximately $8.6 million in investment securities. The Bank also assumed approximately $177.4 million in liabilities, including approximately $168.6 million in deposits. In connection with the acquisition, the FDIC made a payment to the Bank in the amount of approximately $13.8 million. This amount is subject to customary post-closing adjustments based upon the final closing date balance sheet for Excel.

Pursuant to the terms of the purchase and assumption agreement’s loss sharing arrangements, the FDIC will cover 80% of the Bank’s losses on the disposition of approximately $126.6 million of loans and foreclosed real estate attributable to the acquisition. The deposits were acquired with no deposit premium, and assets were acquired at a discount to Excel’s historic book value as of October 19, 2012, of $21.0 million, subject to customary adjustments. The Bank will reimburse the FDIC for 80% of its recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement.

The final carrying values and the final list of the assets acquired and liabilities assumed remains subject to finalization and revision by the FDIC and the Bank. Once such terms are finalized, the acquisition will be deemed to be effective as of October 19, 2012.  See the purchase and assumption agreement, included as Exhibit 2.1 of the Current Report on Form 8-K/A, filed October 25, 2012, for more information.

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

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  ASU 2012-06 amends guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government assisted acquisition of a financial institution.  ASU 2012-06 requires that a subsequent adjustment to the indemnification asset be measured on the same basis as the underlying indemnified assets.  Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  ASU 2012-06 is effective for annual and interim periods beginning on or after December 15, 2012, with early adoption permitted.  Because the Company has historically accounted for its indemnification assets in accordance with ASU 2012-06, its early adoption did not have a significant impact on the Company’s financial position or results of operations.

There have been no other significant changes to the Company’s accounting policies from the 2011 Form 10-K.  The Company is not aware of any other changes from the FASB that will have a significant impact on the Company’s present or future financial position or results of operations.

Acquisition Accounting, Covered Loans and Related Indemnification Asset

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.  Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared loss agreements with the FDIC, if any.  The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

The shared-loss agreements continue to be measured on the same basis as the related indemnified loans, as prescribed by ASC Topic 805.  Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income.  Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter.  Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset.  Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC.  A corresponding, claim receivable is recorded until cash is received from the FDIC.  For further discussion of the Company’s acquisition and loan accounting, see Note 2, Acquisitions and Note 5, Loans Acquired.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported net income by weighted average number of common shares outstanding during each period.  Diluted EPS is computed by dividing reported net income by the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the basic and diluted EPS computation for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net income	$6,760	$7,257	$19,651	$19,069

Average common shares outstanding	16,757	17,348	17,005	17,329
Average potential dilutive common shares	3	10	3	10
Average diluted common shares	16,760	17,358	17,008	17,339

Basic earnings per share	$0.41	$0.42	$1.16	$1.10
Diluted earnings per share	$0.41	$0.42	$1.16	$1.10

Stock options to purchase 177,870 and 152,470 shares for the three and nine months ended September 30, 2012 and 2011, respectively, were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price.

NOTE 2:    ACQUISITIONS

On September 14, 2012, the Company, through its lead bank, SFNB, entered into a purchase and assumption agreement with loss share arrangements and a separate loan sale agreement with the FDIC to purchase substantially all of the assets and to assume substantially all of the deposits and other liabilities of Truman Bank of St. Louis, Missouri (“Truman”), with four branches in the St. Louis metro area.  The Company recognized a pre-tax gain of $1.1 million on this transaction and incurred pre-tax merger related costs of $815,000.

A summary, at fair value, of the assets acquired and liabilities assumed in the Truman transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from the FDIC	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$22,467	$--	$22,467
Cash received from FDIC	10,495	--	10,495
Federal funds sold	12,338	--	12,338
Investment securities	23,540	--	23,540
Loans acquired, covered by FDIC loss share	87,620	(30,479)	57,141
Loans acquired, not covered by FDIC loss share	89,360	(15,965)	73,395
Foreclosed assets covered by FDIC loss share	20,723	(5,607)	15,116
Foreclosed assets not covered by FDIC loss share	10,314	(2,563)	7,751
FDIC indemnification asset	--	26,723	26,723
Premises and equipment	1,390	--	1,390
Core deposit premium	--	1,191	1,191
Other assets	1,478	149	1,627
Total assets acquired	279,725	(26,551)	253,174

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	22,275	--	22,275
Interest bearing transaction accounts and savings deposits	70,705	--	70,705
Time deposits	135,573	--	135,573
Total deposits	228,553	--	228,553
Fed funds purchased and other borrowings	21,456	--	21,456
Payable to FDIC	1,285	--	1,285
Accrued interest and other liabilities	403	357	760
Total liabilities assumed	$251,697	$357	252,054

Pre-tax gain on FDIC-assisted transaction			$1,120

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and due from banks, cash received from FDIC and Federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.  The $10.5 million cash received from the FDIC is the first pro-forma cash settlement received from the FDIC on Monday following the closing weekend.  The $1.3 million payable to the FDIC is the excess amount received from the settlement.

Investment securities – Investment securities were acquired from the FDIC at fair market value.  The fair values provided by the FDIC were reviewed and considered reasonable based on SFNB’s understanding of the market conditions, based on actual balances transferred compared to pro-forma balances.

Loans acquired – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates.  The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns.  The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.  Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.

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

Core deposit premium – This intangible asset represents the value of the relationships that Truman had with its deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date.  Even though deposit rates were above market, because SFNB reset deposit rates to current market rates, there was no fair value adjustment recorded for time deposits.

Federal funds purchased and other borrowings, and payable to the FDIC – The carrying amount of these liabilities is a reasonable estimate of fair value based on the short-term nature of these liabilities.  The $1.3 million payable to the FDIC is the excess amount from the first pro-forma cash settlement received from the FDIC on Monday following the closing weekend.

FDIC true-up provision – The purchase and assumption agreements allow for the FDIC to recover a portion of the funds previously paid out under the indemnification agreement in the event losses fail to reach the expected loss level under a claw back provision (“true-up provision”).  A true-up is scheduled to occur in the calendar month in which the tenth anniversary of the respective closing occurs.  If the threshold is not met, the assuming institution is required to pay the FDIC 50 percent of the excess, if any, within 45 days following the true-up.

The value of the true-up provision liability is calculated as the present value of the estimated payment to the FDIC in the tenth year using the formula provided in the agreements. The result of the calculation is based on the net present value of expected future cash payments to be made by SFNB to the FDIC at the conclusion of the loss share agreements.  The discount rate used was based on current market rates. The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets.  Calculations in accordance with the agreement resulted in no true-up provision to be recorded as of the acquisition date.

In connection with the Truman acquisition, SFNB and the FDIC will share in the losses on assets covered under the loss share agreements.  The FDIC will reimburse SFNB for 80% of all losses on covered assets.  The loss sharing agreements entered into by SFNB and the FDIC in conjunction with the purchase and assumption agreements require that SFNB follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses.  Additionally, to the extent that actual losses incurred by SFNB under the loss share agreements are less than expected, SFNB may be required to reimburse the FDIC under the clawback provisions of the loss share agreements.  At September 30, 2012, the covered loans and covered other real estate owned and the related FDIC indemnification asset (collectively, the “covered assets”) were reported at the net present value of expected future amounts to be paid or received.

Purchased loans acquired in a business combination, including loans purchased in the Truman acquisition (both covered and not covered), are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  Purchased loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, accounting guidance for certain loans or debt securities acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses.  Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges and an adjustment in accretable yield, recognized on a prospective basis over the loan’s or pool’s remaining life, which will have a positive impact on interest income.

The Company expects to finalize its analysis of the acquired loans along with the other acquired assets and assumed liabilities in this transaction over the next twelve months.  Therefore, adjustments to the estimated amounts and carrying values may occur.  See Note 5, Loans Acquired, for discussion regarding subsequent evaluation of future cash flows.

NOTE 3:    INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30, 2012				December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Treasury	$--	$--	$--	$--	$4,000	$14	$--	$4,014
U.S. Government agencies	303,640	297	(32)	303,905	308,779	712	(154)	309,337
Mortgage-backed securities	51	2	--	53	62	1	--	63
State and political subdivisions	206,319	5,619	(97)	211,841	211,673	6,333	(144)	217,862
Other securities	620	--	--	620	930	--	--	930

	$510,630	$5,918	$(129)	$516,419	$525,444	$7,060	$(298)	$532,206

Available-for-Sale
U.S. Government agencies	$164,300	$196	$(29)	$164,467	$153,560	$295	$(228)	$153,627
Mortgage-backed securities	23,998	354	(19)	24,333	2,280	277	--	2,557
Other securities	15,817	438	(4)	16,251	15,649	384	(5)	16,028

	$204,115	$988	$(52)	$205,051	$171,489	$956	$(233)	$172,212

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

As of September 30, 2012, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity

U.S. Government agencies	$38,991	$(32)	$--	$--	$38,991	$(32)
State and political subdivisions	3,698	(7)	657	(90)	4,355	(97)

Total	$42,689	$(39)	$657	$(90)	$43,346	$(129)

Available-for-Sale

U.S. Government agencies	$32,971	$(29)	$--	$--	$32,971	$(29)
State and political subdivisions	1,330	(19)	--	--	1,330	(19)
Other securities	1	(4)	--	--	1	(4)

Total	$34,302	$(52)	$--	$--	$34,302	$(52)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of September 30, 2012, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2012, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $440,899,000 at September 30, 2012, and $410,702,000 at December 31, 2011.

The book value of securities sold under agreements to repurchase amounted to $53,369,000 and $83,556,000 for September 30, 2012, and December 31, 2011, respectively.

Income earned on securities for the three and nine months ended September 30, 2012 and 2011, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Taxable
Held-to-maturity	$707	$942	$2,389	$3,243
Available-for-sale	514	646	1,624	1,851

Non-taxable
Held-to-maturity	1,806	1,951	5,602	5,921

Total	$3,027	$3,539	$9,615	$11,015

Maturities of investment securities at September 30, 2012, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$55,281	$55,366	$7,876	$7,876
After one through five years	220,080	220,927	83,841	84,020
After five through ten years	159,352	161,275	74,840	75,099
After ten years	75,917	78,851	21,741	21,804
Other securities	--	--	15,817	16,252

Total	$510,630	$516,419	$204,115	$205,051

There were no realized gains or losses on investment securities for the three and nine months ended September 30, 2012 or 2011.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:    LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2012, the Company’s loan portfolio was $1.86 billion, compared to $1.74 billion at December 31, 2011.  The various categories of loans are summarized as follows:

(In thousands)	September 30, 2012	December 31, 2011

Consumer
Credit cards	$175,760	$189,970
Student loans	36,441	47,419
Other consumer	107,604	109,211
Total consumer	319,805	346,600
Real Estate
Construction	128,423	109,825
Single family residential	355,976	355,094
Other commercial	546,224	536,372
Total real estate	1,030,623	1,001,291
Commercial
Commercial	138,719	141,422
Agricultural	130,727	85,728
Total commercial	269,446	227,150
Other	3,527	4,728
Loans	1,623,401	1,579,769
Loans acquired, covered by FDIC loss share (net of discount)	163,657	158,075
Loans acquired, not covered by FDIC loss share (net of discount)	73,023	--

Total loans before allowance for loan losses	$1,860,081	$1,737,844

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

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchase or other expansion projects.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers’ business or farming operations.  The Company continues its efforts to keep loan terms short, reducing the negative impact of upward movement in interest rates.  Term loans are generally set up with a one or three year balloon, and the Company has recently instituted a pricing mechanism for commercial loans.  It is standard practice to require personal guaranties on all commercial loans, particularly as they relate to closely-held or limited liability entities.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	September 30, 2012	December 31, 2011

Consumer:
Credit cards	$295	$305
Student loans	--	--
Other consumer	804	839
Total consumer	1,099	1,144
Real estate:
Construction	537	121
Single family residential	2,203	3,198
Other commercial	3,746	7,233
Total real estate	6,486	10,552
Commercial:
Commercial	689	757
Agricultural	206	454
Total commercial	895	1,211
Other	--	--

Total	$8,480	$12,907

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2012
Consumer:
Credit cards	$696	$595	$1,291	$174,469	$175,760	$300
Student loans	2,376	2,324	4,700	31,741	36,441	2,324
Other consumer	1,320	521	1,841	105,763	107,604	184
Total consumer	4,392	3,440	7,832	311,973	319,805	2,808
Real estate:
Construction	129	408	537	127,886	128,423	--
Single family residential	1,645	1,870	3,515	352,461	355,976	451
Other commercial	1,295	3,527	4,822	541,402	546,224	--
Total real estate	3,069	5,805	8,874	1,021,749	1,030,623	451
Commercial:
Commercial	1,416	565	1,981	136,738	138,719	66
Agricultural	42	180	222	130,505	130,727	--
Total commercial	1,458	745	2,203	267,243	269,446	66
Other	--	--	--	3,527	3,527	--

Total	$8,919	$9,990	$18,909	$1,604,492	$1,623,401	$3,325

December 31, 2011
Consumer:
Credit cards	$820	$605	$1,425	$188,545	$189,970	$300
Student loans	1,894	2,483	4,377	43,042	47,419	2,483
Other consumer	1,398	664	2,062	107,149	109,211	335
Total consumer	4,112	3,752	7,864	338,736	346,600	3,118
Real estate:
Construction	548	121	669	109,156	109,825	--
Single family residential	3,581	2,262	5,843	349,251	355,094	121
Other commercial	806	6,240	7,046	529,326	536,372	15
Total real estate	4,935	8,623	13,558	987,733	1,001,291	136
Commercial:
Commercial	467	467	934	140,488	141,422	9
Agricultural	103	312	415	85,313	85,728	5
Total commercial	570	779	1,349	225,801	227,150	14
Other	--	--	--	4,728	4,728	--

Total	$9,617	$13,154	$22,771	$1,556,998	$1,579,769	$3,268
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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2012						Three Months Ended		Nine Months Ended
Consumer:
Credit cards	$595	$595	$--	$595	$89	$563	$4	$570	$12
Student loans	70	70	--	70	2	--	--	--	--
Other consumer	1,087	952	125	1,077	252	1,193	14	1,192	44
Total consumer	1,752	1,617	125	1,742	343	1,756	18	1,762	56
Real estate:
Construction	5,478	3,937	1,497	5,434	512	5,634	68	5,493	203
Single family residential	3,909	2,965	734	3,699	437	3,611	43	4,034	149
Other commercial	23,424	7,843	14,233	22,076	1,727	21,992	265	23,405	862
Total real estate	32,811	14,745	16,464	31,209	2,676	31,237	376	32,932	1,214
Commercial:
Commercial	873	541	317	858	248	827	10	810	30
Agricultural	213	132	7	139	24	132	2	267	10
Total commercial	1,086	673	324	997	272	959	12	1,077	40
Other	--	--	--	--	--	--	--	--	--

Total	$35,649	$17,035	$16,913	$33,948	$3,291	$33,952	$406	$35,771	$1,310

December 31, 2011						Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Consumer:
Credit cards	$605	$605	$--	$605	$91	$569	$13	$743	$38
Student loans	--	--	--	--	--	--	--	--	--
Other consumer	1,359	1,203	128	1,331	266	1,211	13	1,290	42
Total consumer	1,964	1,808	128	1,936	357	1,780	26	2,033	80
Real estate:
Construction	5,324	3,783	1,498	5,281	415	5,855	64	7,127	231
Single family residential	5,152	4,243	589	4,832	402	6,712	73	6,264	203
Other commercial	28,538	13,642	13,100	26,742	1,942	30,828	336	31,015	1,009
Total real estate	39,014	21,668	15,187	36,855	2,759	43,395	473	44,406	1,443
Commercial:
Commercial	949	569	312	881	214	1,173	13	1,308	42
Agricultural	572	332	104	436	153	584	6	563	18
Total commercial	1,521	901	416	1,317	367	1,757	19	1,871	60
Other	--	--	--	--	--	--	--	--	--

Total	$42,499	$24,377	$15,731	$40,108	$3,483	$46,932	$518	$48,310	$1,583

At September 30, 2012, and December 31, 2011, impaired loans, net of government guarantees and excluding loans acquired, totaled $33.9 million and $40.1 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $3.3 million at September 30, 2012, and $3.5 million at December 31, 2011.  Approximately $406,000 and $1.3 million of interest income was recognized on average impaired loans of $34.0 million and $35.8 million for the three and nine months ended September 30, 2012.  Interest income recognized on impaired loans on a cash basis during the three and nine months ended September 30, 2012 and 2011 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

September 30, 2012
Consumer:
Other consumer	3	$46	--	$--	3	$46
Total consumer	3	46	--	--	3	46
Real estate:
Construction	2	1,212	--	--	2	1,212
Single-family residential	3	574	1	18	4	592
Other commercial	15	9,085	2	2,347	17	11,432
Total real estate	20	10,871	3	2,365	23	13,236
Commercial:
Commercial	2	78	2	324	4	402
Total commercial	2	78	2	324	4	402

Total	25	$10,995	5	$2,689	30	$13,684

December 31, 2011
Consumer:
Other consumer	5	$23	--	$--	5	$23
Total consumer	5	23	--	--	5	23
Real estate:
Construction	1	1,277	--	--	1	1,277
Single-family residential	5	957	1	34	6	991
Other commercial	13	8,601	7	5,082	20	13,683
Total real estate	19	10,835	8	5,116	27	15,951
Commercial:
Commercial	2	332	1	35	3	367
Agricultural	2	201	--	--	2	201
Total commercial	4	533	1	35	5	568

Total	28	$11,391	9	$5,151	37	$16,542

The following table presents loans that were restructured as TDRs during the three and nine months ended September 30, 2012 and 2011, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at September 30	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Nine Months Ended September 30, 2012
Consumer:
Other consumer	1	$48	$33	$--	$33	$--
Total consumer	1	48	33	--	33	--
Real estate:
Other commercial	4	1,054	887	--	887	--
Total real estate	4	1,054	887	--	887	--
Commercial:
Commercial	1	50	39	--	39	--
Total commercial	1	50	39	--	39	--

Total	6	$1,152	$959	$--	$959	$--

Three Months Ended September 30, 2011
Consumer:
Other consumer	1	$514	$514	$514	$--	$--
Total consumer	1	514	514	514	--	--

Total	1	$514	$514	$514	$--	$--

Nine Months Ended September 30, 2011
Consumer:
Other consumer	3	$20	$13	$13	$--	$--
Total consumer	3	20	13	13	--	--
Real estate:
Single-family residential	1	262	259	259	--	--
Other commercial	2	526	524	524	--	--
Total real estate	3	788	783	783	--	--
Commercial:
Commercial	2	346	340	340	--	--
Total commercial	2	346	340	340	--	--

Total	8	$1,154	$1,136	$1,136	$--	$--

During the three months ended September 30, 2012, the Company did not modify any loans which were deemed troubled debt restructurings.  During the nine months ended September 30, 2012, the Company modified a total of six loans with a recorded investment of $1.2 million prior to modification which were deemed troubled debt restructurings.  Although there was additional modification of terms on some of the loans, the prevailing modification on all restructured loans was a lowering of the interest rate.  Based on the fair value of the collateral, no specific reserve was determined necessary for any of these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

The following table presents loans for which a payment default occurred during the three and nine months ended September 30, 2012 and 2011, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired, segregated by class of loans.  We define a payment default as a payment received more than 90 days after its due date.

(Dollars in thousands)	Number of Loans	Recorded Balance at September 30	Charge-offs	Transfers to OREO

Three Months Ended September, 2012
Real estate:
Other commercial	1	$--	$--	$473
Total real estate	1	--	--	473
Commercial:
Commercial	1	7	125	--
Total commercial	1	7	125	--

Total	2	$7	$125	$473

Nine Months Ended September, 2012
Real estate:
Other commercial	1	$--	$--	$473
Total real estate	1	--	--	473
Commercial:
Commercial	1	7	125	--
Total commercial	1	7	125	--

Total	2	$7	$125	$473

Three Months Ended September, 2011
Real estate:
Other commercial	1	$724	$556	$--
Total real estate	1	724	556	--

Total	1	$724	$556	$--

Nine Months Ended September, 2011
Real estate:
Other commercial	5	$4,057	$556	$--
Total real estate	5	4,057	556	--
Commercial:
Commercial	1	35	3	--
Total commercial	1	35	3	--

Total	6	$4,092	$559	$--

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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system.  However, since these loans are accounted for in pools, all of the loan pools were considered satisfactory at September 30, 2012 and December 31, 2011, respectively.  Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC.  See Note 5, Loans Acquired, for further discussion of the acquired loan pools and loss sharing agreements.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans were $45.5 million and $60.6 million as of September 30, 2012 and December 31, 2011, respectively.

The following table presents a summary of loans by credit risk rating as of September 30, 2012 and December 31, 2011, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

September 30, 2012
Consumer:
Credit cards	$175,165	$--	$595	$--	$--	$175,760
Student loans	34,117	--	2,324	--	--	36,441
Other consumer	105,777	48	1,720	36	23	107,604
Total consumer	315,059	48	4,639	36	23	319,805
Real estate:
Construction	121,984	239	6,200	--	--	128,423
Single family residential	348,654	1,650	5,609	63	--	355,976
Other commercial	511,509	8,758	25,957	--	--	546,224
Total real estate	982,147	10,647	37,766	63	--	1,030,623
Commercial:
Commercial	135,936	166	2,612	5	--	138,719
Agricultural	130,323	--	404	--	--	130,727
Total commercial	266,259	166	3,016	5	--	269,446
Other	3,527	--	--	--	--	3,527
Loans acquired, covered by FDIC loss share	163,657	--	--	--	--	163,657
Loans acquired, not covered by FDIC loss share	73,023	--	--	--	--	73,023

Total	$1,803,672	$10,861	$45,421	$104	$23	$1,860,081

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2011
Consumer:
Credit cards	$189,365	$--	$605	$--	$--	$189,970
Student loans	44,936	--	2,483	--	--	47,419
Other consumer	107,217	12	1,906	50	26	109,211
Total consumer	341,518	12	4,994	50	26	346,600
Real estate:
Construction	100,534	3,699	5,592	--	--	109,825
Single family residential	345,880	1,377	7,821	16	--	355,094
Other commercial	491,466	8,465	36,441	--	--	536,372
Total real estate	937,880	13,541	49,854	16	--	1,001,291
Commercial:
Commercial	136,107	510	4,762	43	--	141,422
Agricultural	84,747	148	833	--	--	85,728
Total commercial	220,854	658	5,595	43	--	227,150
Other	4,728	--	--	--	--	4,728
Loans acquired, covered by FDIC loss share	158,075	--	--	--	--	158,075

Total	$1,663,055	$14,211	$60,443	$109	$26	$1,737,844

Net (charge-offs)/recoveries for the three and nine months ended September 30, 2012 and 2011, excluding loans acquired, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Consumer:
Credit cards	$(564)	$(879)	$(1,968)	$(2,706)
Student loans	(20)	(9)	(58)	(31)
Other consumer	(231)	(222)	(380)	(825)
Total consumer	(815)	(1,110)	(2,406)	(3,562)
Real estate:
Construction	--	(15)	46	(787)
Single-family residential	(246)	(125)	(457)	(480)
Other commercial	(466)	36	(1,741)	(468)
Total real estate	(712)	(104)	(2,152)	(1,735)
Commercial:
Commercial	(24)	(276)	(67)	(847)
Agriculture	--	3	(184)	34
Total commercial	(24)	(273)	(251)	(813)
Other	--	--	--	--
Total	$(1,551)	$(1,487)	$(4,809)	$(6,110)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Three Months Ended September 30, 2012
Balance, beginning of period	$1,983	$10,468	$5,486	$1,776	$8,684	$28,397
Provision for loan losses	83	327	527	236	126	1,299
Charge-offs	(86)	(773)	(806)	(358)	--	(2,023)
Recoveries	62	61	242	107	--	472
Net charge-offs	(24)	(712)	(564)	(251)	--	(1,551)

Balance, September 30, 2012	$2,042	$10,083	$5,449	$1,761	$8,810	$28,145

Nine Months Ended September 30, 2012
Balance, beginning of year	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108
Provision for loan losses	230	2,118	1,904	352	(1,758)	2,846
Charge-offs	(380)	(3,390)	(2,632)	(836)	--	(7,238)
Recoveries	129	1,238	664	398	--	2,429
Net charge-offs	(251)	(2,152)	(1,968)	(438)	--	(4,809)

Balance, September 30, 2012	$2,042	$10,083	$5,449	$1,761	$8,810	$28,145

Period-end amount allocated to:
Loans individually evaluated for impairment	$272	$2,676	$89	$254	$--	$3,291
Loans collectively evaluated for impairment	1,770	7,407	5,360	1,507	8,810	24,854

Balance, September 30, 2012	$2,042	$10,083	$5,449	$1,761	$8,810	$28,145

Activity in the allowance for loan losses for the three and nine months ended September 30, 2011 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Three Months Ended September 30, 2011
Balance, beginning of period	$2,524	$9,929	$5,487	$1,777	$8,079	$27,796
Provision for loan losses	116	(64)	919	320	1,551	2,842
Charge-offs	(345)	(255)	(1,140)	(450)	--	(2,190)
Recoveries	72	151	261	219	--	703
Net charge-offs	(273)	(104)	(879)	(231)	--	(1,487)

Balance, September 30	$2,367	$9,761	$5,527	$1,866	$9,630	$29,151

Nine Months Ended September 30, 2011
Balance, beginning of year	$2,277	$9,692	$5,549	$1,958	$6,940	$26,416
Provision for loan losses	903	1,804	2,684	764	2,690	8,845
Charge-offs	(1,185)	(2,280)	(3,441)	(1,360)	--	(8,266)
Recoveries	372	545	735	504	--	2,156
Net charge-offs	(813)	(1,735)	(2,706)	(856)	--	(6,110)

Balance, September 30	$2,367	$9,761	$5,527	$1,866	$9,630	$29,151

Period-end amount allocated to:
Loans individually evaluated for impairment	$312	$2,371	$107	$279	$--	$3,069
Loans collectively evaluated for impairment	2,055	7,390	5,420	1,587	9,630	26,082

Balance, September 30	$2,367	$9,761	$5,527	$1,866	$9,630	$29,151

Period-end amount allocated to:
Loans individually evaluated for impairment	$367	$2,759	$91	$266	$--	$3,483
Loans collectively evaluated for impairment	1,696	7,358	5,422	1,581	10,568	26,625

Balance, December 31, 2011	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

September 30, 2012
Loans individually evaluated for impairment	$997	$31,209	$595	$1,147	$33,948
Loans collectively evaluated for impairment	268,449	999,414	175,165	146,425	1,589,453

Balance, end of period	$269,446	$1,030,623	$175,760	$147,572	$1,623,401

December 31, 2011
Loans individually evaluated for impairment	$1,317	$36,855	$605	$1,331	$40,108
Loans collectively evaluated for impairment	225,833	964,436	189,365	160,027	1,539,661

Balance, end of period	$227,150	$1,001,291	$189,970	$161,358	$1,579,769

NOTE 5:    LOANS ACQUIRED

The Company evaluated loans purchased in conjunction with the acquisition of Truman described in Note 2, Acquisitions, for impairment in accordance with the provisions of ASC Topic 310-30.  Loans acquired in previous FDIC-assisted transactions were evaluated in the same manner.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The following table reflects the carrying value of all acquired impaired loans as of September 30, 2012 and December 31, 2011:

	Loans Acquired
(in thousands)	September 30, 2012	December 31, 2011

Consumer:
Other consumer	$611	$23
Total consumer	611	23
Real estate:
Construction	27,157	23,515
Single family residential	60,392	26,825
Other commercial	136,491	102,198
Total real estate	224,040	152,538
Commercial:
Commercial	12,029	5,514
Agricultural	--	--
Total commercial	12,029	5,514

Total loans acquired (1) (2)	$236,680	$158,075
________________________
(1)
These loans were not classified as non-performing assets at September 30, 2012 or December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

(2)	Included in loans acquired were $163.7 million and $158.1 million of loans covered by FDIC loss share agreements at September 30, 2012 and December 31, 2011, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired loan pools, and adjustments may or may not be required.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased on the loans acquired in 2010 based on payment histories and reduced loss expectations of the loan pools.  This has resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  Because these particular loan pools are covered by FDIC loss share, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The impact of the adjustments on the Company’s financial results for the three and nine months ended September 30, 2012 and 2011,  is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Impact on net interest income	$2,915	$--	$9,104	$--
Non-interest income	(2,729)	--	(8,245)	--

Net impact to pre-tax income	186	--	859	--

Net impact, net of taxes	$113	$--	$522	$--

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $18.0 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $15.8 million.  Of the remaining adjustments, the Company expects to recognize $2.6 million of interest income and a $2.4 million reduction of non-interest income, for a net addition to pre-tax income of approximately $182,000 during the remainder of 2012.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for all purchased impaired and non-impaired loans were as follows for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$31,865	$114,189	$42,833	$158,075
Additions	21,200	130,536	21,200	130,536
Accretable yield adjustments	--	--	--	--
Accretion	(5,041)	5,041	(16,009)	16,009
Payments and other reductions, net	--	(13,086)	--	(67,940)

Balance, ending	$48,024	$236,680	$48,024	$236,680

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$27,559	$192,899	$36,247	$231,600
Additions	--	--	--	--
Accretable yield adjustments	--	--	--	--
Accretion	(3,917)	3,917	(12,605)	12,605
Payments and other reductions, net	--	(24,422)	--	(71,811)

Balance, ending	$23,642	$172,394	$23,642	$172,394

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  There were no allowances for loan losses related to the purchased impaired loans at September 30, 2012 or December 31, 2011.

NOTE 6:    GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually, or more than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements. Although the Company had an FDIC-assisted acquisition during the quarter ended September 30, 2012, no additional goodwill was recorded, as the transaction resulted in a bargain purchase gain.

Core deposit premiums are periodically evaluated as to the recoverability of their carrying value.  An additional core deposit premium of approximately $1.2 million was recorded as part of the FDIC-assisted acquisition during the quarter, and will be amortized over a ten year period.

Goodwill, along with the carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at September 30, 2012, and December 31, 2011, were as follows:

(In thousands)	September 30, 2012	December 31, 2011

Goodwill	$60,605	$60,605

Core deposit premiums:
Gross carrying amount	$4,261	$3,069
Accumulated amortization	(1,712)	(1,490)

Net core deposit premiums	$2,549	$1,579

Core deposit premium amortization expense recorded for the nine months ended September 30, 2012 and 2011, was $222,000 and $670,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of September 30, 2012, is as follows:

(In thousands)	Year	Amortization Expense

	Remainder of 2012	$93
	2013	380
	2014	276
	2015	270
	2016	267
	Thereafter	1,263

	Total	$2,549

NOTE 7:    TIME DEPOSITS

Time deposits include approximately $386,872,000 and $378,825,000 of certificates of deposit of $100,000 or more at September 30, 2012, and December 31, 2011, respectively.

NOTE 8:   INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	September 30, 2012	September 30, 2011
Income taxes currently payable	$8,389	$10,357
Deferred income taxes	86	(2,490)

Provision for income taxes	$8,475	$7,867

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	September 30,	December 31,
(In thousands)	2012	2011

Deferred tax assets
Loans acquired	$15,191	$7,150
FDIC true-up liability	1,675	1,341
Allowance for loan losses	10,801	11,457
Valuation of foreclosed assets	792	393
Deferred compensation payable	1,621	1,591
FHLB advances	443	547
Vacation compensation	1,049	1,052
Accumulated depreciation	166	--
Loan interest	767	767
Other	565	522
Total deferred tax assets	33,070	24,820
Deferred tax liabilities
Accumulated depreciation	--	(189)
Deferred loan fee income and expenses, net	(2,214)	(1,742)
FHLB stock dividends	(410)	(430)
Goodwill and core deposit premium amortization	(10,824)	(9,725)
FDIC indemnification asset	(23,357)	(18,703)
Available-for-sale securities	(376)	(283)
Other	(2,889)	(569)
Total deferred tax liabilities	(40,070)	(31,641)

Net deferred tax liabilities included in other liabilities on balance sheets	$(7,000)	$(6,821)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	September 30, 2012	September 30, 2011

Computed at the statutory rate (35%)	$9,844	$9,427
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	773	665
Tax exempt interest income	(1,980)	(2,093)
Tax exempt earnings on BOLI	(377)	(377)
Other differences, net	215	245
Actual tax provision	$8,475	$7,867

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

NOTE 9:    OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at September 30, 2012, and December 31, 2011, consisted of the following components:

(In thousands)	September 30, 2012	December 31, 2011

Other Borrowings
FHLB advances, due 2012 to 2033, 0.96% to 8.41% secured by residential real estate loans	$88,852	$89,898
Other debt	--	272

Subordinated Debentures
Trust preferred securities, due 12/30/2033, fixed at 8.25%, callable without penalty	--	10,310
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620

Total subordinated debentures	20,620	30,930

Total other borrowings and subordinated debentures	$109,472	$121,100

At September 30, 2012, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $88.9 million at September 30, 2012, with approximately $461.8 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $591.0 million at September 30, 2012.

The Company elected to retire $10.3 million of trust preferred securities with an 8.25% fixed interest rate on September 28, 2012.  Although the debt was redeemed, the $10.3 million was reflected in other liabilities as of September 30, 2012, as payment was still in process.  The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment. Distributions on these securities are included in interest expense.  Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust.  The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust.  The common securities of each trust are wholly-owned by the Company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures.  The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

Aggregate annual maturities of long-term debt at September 30, 2012, are:

(In thousands)	Year	Annual Maturities

	2012	$1,574
	2013	17,405
	2014	11,546
	2015	5,278
	2016	13,652
	Thereafter	60,017

	Total	$109,472

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

NOTE 11:     CAPITAL STOCK

During 2007, the Company approved a stock repurchase program which authorized the repurchase of up to 700,000 shares of common stock.  On July 23, 2012, the Company announced the substantial completion of the existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The new program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.

The Company repurchased 608,387 shares of stock with a weighted average repurchase price of $24.16 per share during the nine month period ended September 30, 2012.  Under the current stock repurchase plan, the Company can repurchase an additional 691,200 shares.

NOTE 12:    UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At September 30, 2012, the bank subsidiaries had approximately $15.4 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of September 30, 2012, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 20.55% at September 30, 2012.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended September 30, 2012:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2012	228,070	$26.76	127,217	$26.49
Granted	--	--	51,245	26.29
Stock Options Exercised	--	--	--	--
Stock Awards Vested	--	--	(42,613)	28.25
Forfeited/Expired	(400)	26.20	--	--

Balance, September 30, 2012	227,670	$26.76	135,849	$25.92

Exercisable, September 30, 2012	218,356	$26.61

The following table summarizes information about stock options under the plans outstanding at September 30, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$23.78	-	$23.78	49,800	1.8	$23.78	49,800	$23.78
24.50	-	24.50	30,800	2.6	24.50	30,800	24.50
26.19	-	27.67	51,800	3.6	26.20	51,800	26.20
28.42	-	28.42	48,700	4.7	28.42	48,700	28.42
30.31	-	30.31	46,570	5.7	30.31	37,256	30.31

Total stock-based compensation expense was $1,065,043 and $920,919 during the nine months ended September 30, 2012 and 2011, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $43,265 at September 30, 2012.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 0.38 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $2,621,330 at September 30, 2012.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.34 years.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2012 was $29,000.  Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $24.36 as of September 30, 2012, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  There were no stock options exercised during the nine months ended September 30, 2012.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 was $262,000.

NOTE 14:    ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the nine months ended:

	Nine Months Ended September 30,
(In thousands)	2012	2011

Interest paid	$11,729	$16,109
Income taxes paid	10,965	11,625
Transfers of loans to foreclosed assets	4,321	18,247
Transfers of loans acquired, covered by FDIC loss share, to foreclosed assets covered by FDIC loss share	9,667	10,369
Unsettled retirement of trust preferred securities	10,310	--

NOTE 15:    OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Professional services	$1,078	$1,010	$3,196	$3,216
Postage	574	586	1,820	1,785
Telephone	586	641	1,666	1,909
Credit card expense	1,787	1,643	5,198	4,805
Operating supplies	342	365	1,009	1,197
Amortization of core deposit premiums	74	222	221	670
Other expense	2,778	3,187	8,818	9,131

Total other operating expenses	$7,219	$7,654	$21,928	$22,713

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

At September 30, 2012, the Company had outstanding commitments to extend credit aggregating approximately $401,292,000 and $289,760,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2011, the Company had outstanding commitments to extend credit aggregating approximately $343,400,000 and $285,487,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $9,811,000 and $9,269,000 at September 30, 2012, and December 31, 2011, respectively, with terms ranging from 12 to 21 months.  At September 30, 2012 and December 31, 2011, the Company’s deferred revenue under standby letter of credit agreements was approximately $15,000 and $33,000, respectively.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012
ASSETS
Available-for-sale securities
U.S. Government agencies	$164,467	$--	$164,467	$--
Mortgage-backed securities	24,333	--	24,333	--
Other securities	16,251	1,504	14,747	--
Assets held in trading accounts	7,002	1,600	5,402	--

December 31, 2011
ASSETS
Available-for-sale securities
U.S. Government agencies	$153,627	$--	$153,627	$--
Mortgage-backed securities	2,557	--	2,557	--
Other securities	16,027	1,503	14,524	--
Assets held in trading accounts	7,541	1,800	5,741	--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of September 30, 2012 and December 31, 2011, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $29.7 million and $22.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At September 30, 2012, and December 31, 2011, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2012, and December 31, 2011.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012
ASSETS
Impaired loans (1) (2) (collateral dependent)	$3,624	$--	$--	$3,624
Foreclosed assets held for sale (1)	1,523	--	--	1,523

December 31, 2011
ASSETS
Impaired loans (1) (2) (collateral dependent)	$10,173	$--	$--	$10,173
Foreclosed assets held for sale (1)	2,664	--	--	2,664
________________________
(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)
Specific allocations of $215,000 and $41,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended September 30, 2012 and December 31, 2011, respectively.

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

Loans – The fair value of loans, excluding loans acquired, is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations (Level 3).

Loans acquired – Fair values of loans acquired are based on a discounted cash flow methodology that considers factors including the type of loan and related collateral, variable or fixed rate, classification status, remaining term, interest rate, historical delinquencies, loan to value ratios, current market rates and remaining loan balance.  The loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.  The discount rates used for loans were based on current market rates for new originations of similar loans.  Estimated credit losses were also factored into the projected cash flows of the loans (Level 3).

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

September 30, 2012
Financial assets:
Cash and cash equivalents	$488,451	$488,451	$--	$--	$488,451
Held-to-maturity securities	510,630	--	516,419	--	516,419
Mortgage loans held for sale	23,980	--	--	23,980	23,980
Interest receivable	15,253	--	15,253	--	15,253
Loans	1,623,401	--	--	1,593,995	1,593,995
Loans acquired, covered by FDIC loss share	163,657	--	--	162,335	162,335
Loans acquired, not covered by FDIC loss share	73,023	--	--	73,023	73,023
FDIC indemnification asset	59,547	--	--	59,547	59,547

Financial liabilities:
Non-interest bearing transaction accounts	543,380	--	543,380	--	543,380
Interest bearing transaction accounts and savings deposits	1,343,784	--	1,343,784	--	1,343,784
Time deposits	908,131	--	--	813,086	813,086
Federal funds purchased and securities sold under agreements to repurchase	64,829	--	64,829	--	64,829
Other borrowings	88,852	--	94,866	--	94,866
Subordinated debentures	20,620	--	15,499	--	15,499
Interest payable	1,693	--	1,693	--	1,693

December 31, 2011		Fair Value
Financial assets
Cash and cash equivalents	$570,206	$570,206
Held-to-maturity securities	525,444	532,206
Mortgage loans held for sale	22,976	22,976
Interest receivable	15,126	15,126
Loans not covered by loss share agreements	1,549,661	1,548,034
Loans covered by FDIC loss share agreements	158,075	157,424
FDIC indemnification asset	47,683	47,683

Financial liabilities:
Non-interest bearing transaction accounts	532,259	532,259
Interest bearing transaction accounts and savings deposits	1,239,504	1,239,504
Time deposits	878,634	882,244
Federal funds purchased and securities sold under agreements to repurchase	114,766	114,766
Other borrowings	90,170	96,129
Subordinated debentures	30,930	30,833
Interest payable	1,437	1,437

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three month and nine month periods ended September 30, 2012 and 2011 and statements of stockholders’ equity and cash flows for the nine month periods ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2012

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On September 14, 2012, our wholly-owned bank subsidiary, Simmons First National Bank (“SFNB”, or “the Bank”), entered into a purchase and assumption agreement with loss share arrangements and a separate loan sale agreement with the FDIC to purchase approximately $280 million in total assets and assume substantially all of the deposits and other liabilities of Truman Bank of St. Louis, Missouri (“Truman”), with four branches in the St. Louis metro area.  We recognized a pre-tax bargain purchase gain of $1.1 million on the transaction and incurred pre-tax merger related costs of $815,000.  After taxes, the combined nonrecurring items from the transaction contributed $185,000 to net income, or $0.01 to diluted earnings per share.

The Truman acquisition was the third of several that we anticipate making over the next several years, which is the reason we raised $71 million in additional capital in November 2009.  On October 19, 2012, the Bank entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase approximately $184 million in assets and assume all of the deposits and substantially all other liabilities of Excel Bank of Sedalia, Missouri.  Our fourth acquisition was strategic in that it complements the footprint we have been building in the Kansas and Missouri market.  We fully expect to pursue other opportunities to expand our footprint in that geographic region through additional FDIC and/or traditional acquisitions going forward.

Our net income for the three months ended September 30, 2012, was $6.8 million and diluted earnings per share were $0.41, compared to $0.42 diluted earnings per share for the same period of 2011.  Net income for the nine month period ended September 30, 2012, was $19.7 million and diluted earnings per share were $1.16, compared to $1.10 diluted earnings per share for the same period of 2011.

Excluding the nonrecurring items from the Truman acquisition and other nonrecurring items from 2011 (see Table 13 in the Reconciliation of non-GAAP Measures section of this Item for details of the nonrecurring items), diluted core earnings per share decreased $0.02, or 4.8%, for the three months ended September 30, 2012, and increased $0.07, or 6.5%, for the nine months ended September 30, 2012, when compared to the same periods of 2011.  We are pleased with our third quarter earnings performance.  We continue to benefit significantly from strong asset quality, which has resulted in a reduction in our provision for loan losses from 2011, and from our on-going efficiency initiatives that resulted in a decrease in our year-to-date non-interest expense.

Stockholders’ equity as of September 30, 2012, was $404.2 million, book value per share was $24.26 and tangible book value per share was $20.47.  Our ratio of stockholders’ equity to total assets was 11.8% and the ratio of tangible stockholders’ equity to tangible assets was 10.2% at September 30, 2012. The Company’s Tier I leverage ratio of 11.7%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

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

We continue to allocate our earnings, less dividends, to our stock repurchase program.  We believe our stock, at its recent market price, continues to be an excellent investment.  We increased our quarterly dividend from $0.19 to $0.20 per share, beginning with the first quarter.  On an annual basis, the $0.80 per share dividend results in a 3.3% return based on our recent stock price.

Total assets were $3.41 billion at September 30, 2012, compared to $3.32 billion at December 31, 2011.  Total loans, including loans acquired, were $1.86 billion at September 30, 2012, compared to $1.74 billion at December 31, 2011.  Despite continued challenges in the Northwest Arkansas region, overall, we continue to have good asset quality.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. Our eight banks conduct financial operations from 96 offices, of which 92 are financial centers, located in 55 communities in Arkansas, Kansas and Missouri.

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

The shared-loss agreements continue to be measured on the same basis as the related indemnified loans, as prescribed by ASC Topic 805.  Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income.  Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter.  Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset.  Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC.  A corresponding, claim receivable is recorded until cash is received from the FDIC.  For further discussion of our acquisition and loan accounting, see Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  These historical percentages are fairly consistent with our current interest rate sensitivity.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2012, net interest income on a fully taxable equivalent basis was $29.1 million, an increase of $0.6 million, or 2.03%, over the same period in 2011.  The increase in net interest income was the result of a $0.6 million decrease in interest income and a $1.2 million decrease in interest expense.

Limiting the decrease in interest income to $0.6 million can be attributed to our FDIC-assisted acquisitions.  The acquired covered loans generated an additional $1.1 million in interest income.  The declining yield in our loan portfolio, excluding loans acquired, caused a $1.2 million decrease in interest income.  The remaining decrease in interest income is primarily due to a 56 basis point decline in the yield on investment securities.

Regarding the $1.1 million increase in interest income from covered loans, a $2.8 million increase resulted from higher average yields on the covered loans, increasing to 17.02% in 2012 from 8.59% in 2011.  The yield increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions as discussed in Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  Beginning in the fourth quarter of 2011, this cash flows estimate increased based on the payment histories and reduced loss expectations of the loan pools. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets will be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the three months ended September 30, 2012, the adjustments increased interest income by $2.9 million and decreased non-interest income by $2.7 million.  The net increase to pre-tax income was $186,000 for the three months ended September 30, 2012.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $18.0 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $15.8 million.  Of the remaining adjustments, we expect to recognize $2.6 million of interest income and a $2.4 million reduction of non-interest income during the remainder of 2012.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $2.8 million interest income increase from covered loan yields was partially offset by a $1.7 million decrease in interest income due to the anticipated declining balances in the portfolio, resulting in the $1.1 million interest income increase from covered loans.

The $1.2 million decrease in interest expense is the result of a 19 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for a $1.0 million decrease in interest expense, while declining volume caused a $0.2 million decrease in interest expense.  The most significant component of this decrease was the $0.7 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 32 basis points from 1.20% to 0.88%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $0.2 million decrease in interest expense, with the average rate decreasing by 8 basis points from 0.28% to 0.20%.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2012, net interest income on a fully taxable equivalent basis was $86.5 million, an increase of $1.4 million, or 1.6%, over the same period in 2011.  The increase in net interest income was the result of a $2.4 million decrease in interest income which was more than offset by $3.7 million decrease in interest expense.

Limiting the decrease in interest income to $2.4 million can be attributed to our FDIC-assisted acquisitions.  The acquired covered loans generated an additional $3.4 million in interest income.  A 23 basis point decline in yield on the loan portfolio, excluding loans acquired, resulted in a $2.7 million decrease in interest income, while the declining balance of the loan portfolio caused a $1.9 million decrease in interest income.  The remaining decrease in interest income is primarily due to an 84 basis point decline in the yield on investment securities.

Regarding the $3.4 million increase in interest income from covered loans, an $8.9 million increase resulted from higher average yields on the covered loans, increasing to 16.33% in 2012 from 8.41% in 2011.  The yield increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions.  For the nine months ended September 30, 2012, the adjustments increased interest income by $9.1 million and decreased non-interest income by $8.2 million.  The net increase to pre-tax income was $859,000 for the nine months ended September 30, 2012.

The $8.9 million interest income increase from covered loan yields was partially offset by a $5.5 million decrease in interest income due to the anticipated declining balances in the portfolio, resulting in the $3.4 million interest income increase from covered loans for the nine months ended September 30, 2012.

The $3.7 million decrease in interest expense is primarily the result of a 20 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for a $2.9 million decrease in interest expense, while a decline in the average balance of interest bearing liabilities reduced interest expense by $0.8 million.  The most significant component of this decrease was the $2.0 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 30 basis points from 1.27% to 0.97%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $0.9 million decrease in interest expense, with the average rate decreasing by 10 basis points from 0.31% to 0.21%.

Net Interest Margin

Our net interest margin increased 8 basis points to 3.94% for the three month period ended September 30, 2012, when compared to 3.86% for the same period in 2011.  For the nine month period ended September 30, 2012, net interest margin increased 4 basis points to 3.91%, when compared to 3.87% for the same period in 2011.  The margin has been strengthened by a higher yield on covered loans.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Net Interest Income Tables

Table 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three month and nine month periods ended September 30, 2012 and 2011, respectively, as well as changes in fully taxable equivalent net interest margin for the three month and nine month periods ended September 30, 2012, versus September 30, 2011.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Interest income	$31,712	$32,206	$94,893	$97,075
FTE adjustment	1,149	1,233	3,560	3,739

Interest income – FTE	32,861	33,439	98,453	100,814
Interest expense	3,771	4,927	11,985	15,712

Net interest income – FTE	$29,090	$28,512	$86,468	$85,102

Yield on earning assets – FTE	4.45%	4.53%	4.45%	4.59%
Cost of interest bearing liabilities	0.65%	0.84%	0.69%	0.89%
Net interest spread – FTE	3.80%	3.69%	3.76%	3.70%
Net interest margin – FTE	3.94%	3.86%	3.91%	3.87%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended September 30, 2012 vs. 2011	Nine Months Ended September 30, 2012 vs. 2011

Decrease due to change in earning assets	$(1,529)	$(6,333)
Increase due to change in earning asset yields	951	3,972
Increase due to change in interest bearing liabilities	170	797
Increase due to change in interest rates paid on interest bearing liabilities	986	2,930

Increase in net interest income	$578	$1,366

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and nine month periods ended September 30, 2012 and 2011.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$479,435	$267	0.22	$462,333	$243	0.21
Federal funds sold	2,850	2	0.28	2,309	3	0.52
Investment securities - taxable	467,988	1,221	1.04	418,179	1,588	1.51
Investment securities - non-taxable	206,361	2,944	5.68	207,240	3,172	6.07
Mortgage loans held for sale	19,334	171	3.52	12,527	130	4.12
Assets held in trading accounts	7,780	12	0.61	7,428	8	0.43
Loans, not covered	1,637,437	23,203	5.64	1,640,439	24,378	5.90
Loans acquired, covered	117,809	5,041	17.02	180,884	3,917	8.59
Total interest earning assets	2,938,994	32,861	4.45	2,931,339	33,439	4.53
Non-earning assets	326,391			328,447
Total assets	$3,265,385			$3,259,786
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,291,141	$658	0.20	$1,201,174	$856	0.28
Time deposits	838,779	1,863	0.88	902,543	2,738	1.20
Total interest bearing deposits	2,129,920	2,521	0.47	2,103,717	3,594	0.68
Federal funds purchased and securities sold under agreement to repurchase	72,381	69	0.38	93,067	113	0.48
Other borrowings	90,307	792	3.49	92,785	842	3.60
Subordinated debentures	30,594	389	5.06	30,930	378	4.85
Total interest bearing liabilities	2,323,202	3,771	0.65	2,320,499	4,927	0.84
Non-interest bearing liabilities
Non-interest bearing deposits	504,923			494,982
Other liabilities	30,219			35,683
Total liabilities	2,858,344			2,851,164
Stockholders’ equity	407,041			408,622
Total liabilities and stockholders’ equity	$3,265,385			$3,259,786
Net interest spread			3.80			3.69
Net interest margin		$29,090	3.94		$28,512	3.86

	Nine Months Ended September 30,
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS
Earning Assets
Interest bearing balances due from banks	$535,454	$919	0.23	$466,205	$776	0.22
Federal funds sold	1,165	4	0.46	1,149	5	0.58
Investment securities - taxable	466,327	4,013	1.15	412,846	5,093	1.65
Investment securities - non-taxable	208,243	9,128	5.86	207,638	9,623	6.20
Mortgage loans held for sale	18,011	487	3.61	9,259	305	4.40
Assets held in trading accounts	7,485	37	0.66	7,496	26	0.46
Loans, not covered	1,588,926	67,856	5.70	1,631,362	72,381	5.93
Loans acquired, covered	130,977	16,009	16.33	200,342	12,605	8.41
Total interest earning assets	2,956,588	98,453	4.45	2,936,297	100,814	4.59
Non-earning assets	313,558			332,170
Total assets	$3,270,146			$3,268,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,275,576	$2,029	0.21	$1,213,458	$2,832	0.31
Time deposits	846,707	6,136	0.97	918,241	8,737	1.27
Total interest bearing deposits	2,122,283	8,165	0.51	2,131,699	11,569	0.73
Federal funds purchased and securities sold under agreement to repurchase	87,987	248	0.38	102,159	332	0.43
Other borrowings	89,944	2,406	3.57	99,235	2,686	3.62
Subordinated debentures	30,818	1,166	5.05	30,930	1,125	4.86
Total interest bearing liabilities	2,331,032	11,985	0.69	2,364,023	15,712	0.89
Non-interest bearing liabilities
Non-interest bearing deposits	500,724			464,981
Other liabilities	28,904			34,705
Total liabilities	2,860,660			2,863,709
Stockholders’ equity	409,486			404,758
Total liabilities and stockholders’ equity	$3,270,146			$3,268,467
Net interest spread			3.76			3.70
Net interest margin		$86,468	3.91		$85,102	3.87

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month and nine month period ended September 30, 2012, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 over 2011			2012 over 2011
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$9	$15	$24	$118	$25	$143
Federal funds sold	1	(2)	(1)	--	(1)	(1)
Investment securities - taxable	173	(540)	(367)	600	(1,680)	(1,080)
Investment securities - non-taxable	(13)	(215)	(228)	28	(523)	(495)
Mortgage loans held for sale	63	(22)	41	244	(62)	182
Assets held in trading accounts	--	4	4	--	11	11
Loans, not covered	(45)	(1,130)	(1,175)	(1,854)	(2,671)	(4,525)
Loans acquired, covered	(1,717)	2,841	1,124	(5,469)	8,873	3,404

Total	(1,529)	951	(578)	(6,333)	3,972	(2,361)

Interest expense
Interest bearing transaction and savings accounts	60	(258)	(198)	139	(942)	(803)
Time deposits	(182)	(693)	(875)	(641)	(1,960)	(2,601)
Federal funds purchased and securities sold under agreements to repurchase	(22)	(22)	(44)	(43)	(41)	(84)
Other borrowings	(22)	(28)	(50)	(248)	(32)	(280)
Subordinated debentures	(4)	15	11	(4)	45	41
Total	(170)	(986)	(1,156)	(797)	(2,930)	(3,727)

(Decrease) increase in net interest income	$(1,359)	$1,937	$578	$(5,536)	$6,902	$1,366

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

The provision for loan losses for the three month period ended September 30, 2012, was $1.3 million, compared to $2.8 million for the three month period ended September 30, 2011, a decrease of $1.5 million.  The provision for loan losses for the nine month period ended September 30, 2012, was $2.8 million, compared to $8.8 million for the nine month period ended September 30, 2011, a decrease of $6.0 million.  The provision decrease was driven by various items, most of them related to a general improvement in our already good asset quality and our proactive management in the identification, quantification and resolution of problem loans.

Several credits have been upgraded during 2012 and several others, with specific reserves, were charged-off.  Also, our year-to-date annualized credit card charge-off ratio was significantly lower at 1.48%, compared to 2.02% for the first nine months last year.  Based on these factors, management determined that the 2012 provision expense should be reduced in order to maintain the allowance for loan losses at an appropriate level at September 30, 2012.

Even with our reduced provision for loan losses during the year, we believe there remain many economic and financial factors, including the many uncertainties related to our national debt, spending and taxes that have recently consumed the news, that necessitate the need for a higher level of unallocated reserve.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $11.8 million for the three month period ended September 30, 2012, a decrease of $1.9 million, or 13.7%, compared to $13.7 million for the same period in 2011. For the nine months ended September 30, 2012, non-interest income was $33.6 million, a decrease of $7.0 million, or 17.2%, compared to $40.6 million for the same period ended September 30, 2011.

As previously discussed in the Net Interest Income section, there were $2.7 million and $8.2 million decreases in non-interest income for the three and nine month periods, respectively, due to reductions of the indemnification assets resulting from increased cash flows expected to be collected from the FDIC covered loan portfolios.  Included in our third quarter non-interest income is the nonrecurring bargain purchase gain on the Truman acquisition (see Overview section for more discussion of the FDIC-assisted transactions). Also, we recorded a $1.1 million nonrecurring gain from the sale of MasterCard stock in the second quarter of 2011.  Excluding the indemnification assets adjustment and these nonrecurring items, non-interest income decreased $267,000, or 2.0%, for the three months ended September 30, 2012, and $1.3 million, or 3.2%, for the nine months ended September 30, 2012, compared to the same periods last year.

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

Table 5 shows non-interest income for the three month and nine month periods ended September 30, 2012 and 2011, respectively, as well as changes in 2012 from 2011.

Table 5:  Non-Interest Income

	Three Months		2012		Nine Months		2012
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2012	2011	2011		2012	2011	2011
Trust income	$1,440	$1,370	$70	5.11%	$3,988	$3,959	$29	0.73%
Service charges on deposit accounts	4,368	4,450	(82)	-1.84	12,163	12,519	(356)	-2.84
Other service charges and fees	684	695	(11)	-1.58	2,211	2,281	(70)	-3.07
Mortgage lending income	1,705	1,249	456	36.51	4,441	2,724	1,717	63.03
Investment banking income	560	203	357	175.86	1,700	1,184	516	43.58
Credit card fees	4,104	4,303	(199)	-4.62	12,390	12,510	(120)	-0.96
Bank owned life insurance income	355	261	94	36.02	1,078	1,078	--	--
Gain on FDIC assisted transactions	1,120	--	1,120	100	1,120	--	1,120	100
Net gain (loss) on assets covered by FDIC loss share agreements	(2,689)	287	(2,976)	-1036.93	(7,507)	980	(8,487)	-866.02
Other income	165	871	(706)	-81.06	2,037	3,387	(1,350)	-39.86
Total non-interest income	$11,812	$13,689	$(1,877)	-13.71%	$33,621	$40,622	$(7,001)	-17.23%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended September 30, 2012, was $10.6 million, a decrease of $222,000 from the three month period ended September 30, 2011.  Service charges on deposit accounts decreased by $82,000, as we continue to see a decline in fee income from regulatory changes related to overdrafts on point-of-sale transactions.  Credit card fees decreased $199,000, despite a higher volume of credit and debit card transactions.  This decrease in fee income is the direct result of the implementation of new regulation related to the pricing of debit card interchange fees.  Although small banks were not supposed to be impacted, our earnings have definitely been directly impacted by this portion of the Dodd-Frank legislation.

Recurring fee income for the nine month period ended September 30, 2012, was $30.8 million, a decrease of $517,000 from the same period in 2011.  Service charges on deposit accounts decreased by $356,000, due to a decline in fee income as a result of regulatory changes.  Credit card fees decreased $120,000 for the nine months ended September 30, with an increase in the first quarter now being more than offset by regulatory related declines in the second and third quarters.

Mortgage banking income increased by $456,000 and $1.7 million for the three months and nine months ended September 30, 2012, respectively, compared to last year.  This improvement was primarily due to historically low mortgage rates leading to a significant increase in residential refinancing volume.

Other non-interest income decreased $706,000 and $1.4 million for the three months and nine months ended September 30, 2012, compared to the same periods in 2011.  Approximately $400,000 of the decrease is from losses on the sale of foreclosed assets.  Also, the year-to-date decrease was due to the $1.1 million gain on sale of MasterCard stock in the second quarter of 2011.

There were no realized gains or losses from the sale of securities for the three and nine month periods ended September 30, 2012 or 2011.

Net gain (loss) on assets covered by FDIC loss share agreements decreased by $3.0 million for the three months ended September 30, 2012, compared to the same period in 2011.  As described in Note 5, Loans Acquired, of the Notes to Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, $2.7 million of amortization, a reduction of non-interest income, was recorded during the second quarter of 2012 related to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Income from the normal accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, decreased by $0.3 million from the previous year.

Net gain (loss) on assets covered by FDIC loss share agreements decreased by $8.5 million for the nine months ended September 30, 2012, compared to the same period in 2011.  Non-interest income was reduced by $8.2 million due to the amortization of indemnification assets resulting from the increase in expected cash flows on covered assets.  Income from the normal accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, decreased by $0.8 million from the previous year.  Also, there was an increase of $0.5 million in gains from the sale of covered foreclosed assets and other items during the period.

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

Non-interest expense for the three and nine month periods ended September 30, 2012, was $28.7 million and $85.6 million, an increase of $1.1 million, or 3.9%, and a decrease of $647,000, or 0.8%, from the same periods in 2011.

Deposit insurance for the three and nine months ended September 30, 2012, increased $233,000 and decreased $620,000 from the same periods in 2011, primarily resulting from changes in the FDIC’s insurance assessment base and rates.

Included in non-interest expense for the three and nine months ended September 30, 2012, were $815,000 in nonrecurring merger related costs associated with the Truman acquisition.  Excluding this non-core item, non-interest expense for the three months ended September 30, 2012, increased $271,000, or 1.0%, from the same period in 2011.

Included in non-interest expense for the three and nine months ended September 30,  2011, were nonrecurring merger related costs associated with the Company’s previous FDIC-assisted acquisitions and nonrecurring branch closing costs (see Table 13 in the Reconciliation of non-GAAP Measures section of this Item for details of the nonrecurring items).  No branch closing costs were recorded during the three and nine months ended September 30, 2012.  Excluding all nonrecurring items, non-interest expense for the nine months ended September 30, 2012, decreased $964,000, or 1.1%, from the same period in 2011.

Salaries and employee benefits increased by $378,000, or 2.4%, for the three months ended September 30, 2012, and $238,000, or 0.5%, for the nine months ended September 30, 2012.  Occupancy expense decreased by $42,000, or 1.9%, and $222,000, or 3.4%, respectively, for the same periods.

Our ability to hold personnel costs relatively flat from last year and reduce occupancy expense, along with the majority of the remaining decreases in the non-interest expense category, can be attributed to good expense control, coupled with our ongoing efficiency initiatives.

Table 6 below shows non-interest expense for the three month and nine month periods ended September 30, 2012 and 2011, respectively, as well as changes in 2012 from 2011.

Table 6:  Non-Interest Expense

	Three Months		2012		Nine Months		2012
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2012	2011	2011		2012	2011	2011
Salaries and employee benefits	$15,911	$15,533	$378	2.43%	$49,323	$49,085	$238	0.48%
Occupancy expense, net	2,182	2,224	(42)	-1.89	6,291	6,513	(222)	-3.41
Furniture and equipment expense	1,835	1,763	72	4.08	5,047	4,912	135	2.75
Other real estate and foreclosure expense	280	215	65	30.23	681	532	149	28.01
Deposit insurance	444	211	233	110.43	1,472	2,092	(620)	-29.64
Merger related costs	815	--	815	100	815	357	458	128.29
Other operating expenses
Professional services	1,078	1,010	68	6.73	3,196	3,216	(20)	-0.62
Postage	574	586	(12)	-2.05	1,820	1,785	35	1.96
Telephone	586	641	(55)	-8.58	1,666	1,909	(243)	-12.73
Credit card expenses	1,787	1,643	144	8.76	5,198	4,805	393	8.18
Operating supplies	342	365	(23)	-6.3	1,009	1,197	(188)	-15.71
Amortization of intangibles	74	222	(148)	-66.67	221	670	(449)	-67.01
Other expense	2,778	3,187	(409)	-12.83	8,818	9,131	(313)	-3.43

Total non-interest expense	$28,686	$27,600	$1,086	3.93%	$85,557	$86,204	$(647)	-0.75%

LOAN PORTFOLIO

Our loan portfolio, excluding loans acquired, averaged $1.589 billion and $1.632 billion during the first nine months of 2012 and 2011, respectively.  As of September 30, 2012, total loans, excluding loans acquired, were $1.623 billion, an increase of $44 million from December 31, 2011.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	September 30, 2012	December 31, 2011

Consumer
Credit cards	$175,760	$189,970
Student loans	36,441	47,419
Other consumer	107,604	109,211
Total consumer	319,805	346,600
Real Estate
Construction	128,423	109,825
Single family residential	355,976	355,094
Other commercial	546,224	536,372
Total real estate	1,030,623	1,001,291
Commercial
Commercial	138,719	141,422
Agricultural	130,727	85,728
Total commercial	269,446	227,150
Other	3,527	4,728
Total loans, excluding loans acquired, before allowance for loan losses	$1,623,401	$1,579,769

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $319.8 million at September 30, 2012, or 19.7% of total loans, compared to $346.6 million, or 21.9% of total loans at December 31, 2011.  The decrease in consumer loans from December 31, 2011, to September 30, 2012, was primarily due to the seasonal decline in our credit card portfolio and the paydowns and consolidation of student loans – a business line eliminated from the private sector by Government legislation after the 2009 – 2010 school year.  We plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.031 million at September 30, 2012, or 63.5% of total loans, compared to the $1.001 billion, or 63.4% of total loans at December 31, 2011, an increase of $29.3 million.  During 2012, we have seen growth in each of our major real estate portfolio segments.  Single family residential loans increased by $882,000, our commercial real estate (“CRE”) portfolio increased by $9.9 million, with an $18.6 million increase in construction and development (“C&D”) loans.  While this is not the level of organic growth that we expect in normal economic times, our loan growth in 2012 represents a significant improvement over the previous three years.

Commercial loans consist of commercial loans and agricultural loans.  Commercial loans were $269.4 million at September 30, 2012, or 16.6% of total loans, compared to $227.1 million, or 14.4% of total loans at December 31, 2011, an increase of $42.3 million.  This increase was due to the seasonal increase in our agricultural loan portfolio, which normally peaks in the third quarter.

ASSETS ACQUIRED

On September 14, 2012, the Company acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Truman in an FDIC-assisted transaction.  In 2010, we previously acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of  two failed banks in FDIC-assisted transactions.  Loans comprise the majority of the assets acquired.  The majority of the loans acquired, along with the majority of the foreclosed assets acquired, are subject to loss share agreements with the FDIC whereby SFNB is indemnified against 80% of losses.  These loans and foreclosed assets, as well as the related indemnification asset from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

A summary of the covered assets, along with the assets acquired that are not covered under FDIC loss share agreements, are reflected in Table 8 below as of September 30, 2012 and December 31, 2011.

Table 8:  Assets Acquired

(In thousands)	September 30, 2012	December 31, 2011

Loans acquired, covered by FDIC loss share (net of discount)	$163,657	$158,075
Foreclosed assets covered by FDIC loss share	26,466	11,685
FDIC indemnification asset	59,547	47,683
Total covered assets	$249,670	$217,443

Loans acquired, not covered by FDIC loss share (net of discount)	$73,023	$--
Foreclosed assets acquired, not covered by FDIC loss share	6,539	--
Total assets acquired, not covered by FDIC loss share	$79,562	$--

We evaluated loans purchased in conjunction with the acquisitions for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  All loans acquired in these transactions were deemed to be impaired loans.  These loans were not classified as nonperforming assets at September 30, 2012 or December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  For further discussion of assets acquired, see Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $2.3 million of government guaranteed student loans were over 90 days past due during the quarter ending September 30, 2012.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding foreclosed assets covered by FDIC loss share agreements, increased by $2.5 million from December 31, 2011, to September 30, 2012.  The increase in non-performing assets is related to the Truman transaction, in which we acquired $6.5 million in non-covered foreclosed assets.  Normalizing for the acquired non-covered foreclosed assets, our non-performing assets decreased $4.0 million, primarily related to charge-offs of two credits with specific reserves.  As a result of these credit charge-offs, non-performing assets, including TDRs and the newly acquired non-covered foreclosed asset , as a percent of total assets were 1.54% at September 30, 2012, compared to 1.52% at December 31, 2011.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  The Company had TDRs totaling $13.7 million and $16.5 million at September 30, 2012, and December 31, 2011, respectively.  The majority of performing and non-performing TDRs are in our CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.73% as of September 30, 2012.  Non-performing loans equaled 0.73 % of total loans.  Non-performing assets were 1.22% of total assets, up 4 basis points from year end due to the addition of the acquired foreclosed assets.  The allowance for loan losses was 238% of non-performing loans.  Our annualized net charge-offs to total loans for the first nine months of 2012 was 0.40%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.27%.  Annualized net credit card charge-offs to total credit card loans for the most recent quarter were 1.27%, compared to 2.06% during the full year 2011, and more than 325 basis points below the most recently published industry average for credit card charge-offs.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	September 30, 2012	December 31, 2011

Nonaccrual loans (1)	$8,480	$12,907
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	2,324	2,483
Other loans	1,001	785
Total loans past due 90 days or more	3,325	3,268
Total non-performing loans	11,805	16,175

Other non-performing assets:
Foreclosed assets held for sale	23,126	22,887
Foreclosed assets acquired, not covered by FDIC loss share	6,539	--
Other non-performing assets	60	--
Total other non-performing assets	29,725	22,887

Total non-performing assets	$41,530	$39,062

Performing TDRs	$10,995	$11,391
Allowance for loan losses to non-performing loans	238%	186%
Non-performing loans to total loans	0.73%	1.02%
Non-performing loans to total loans (excluding Government guaranteed student loans) (2)	0.58%	0.87%
Non-performing assets to total assets (3)	1.22%	1.18%
Non-performing assets to total assets (excluding Government guaranteed student loans) (2) (3)	1.15%	1.10%
________________________
(1)	Includes nonaccrual TDRs of approximately $2.7 million at September 30, 2012, and $5.2 million at December 31, 2011.
(2)
Student loans past due 90 days or more are included in non-performing loans.  Student loans are Government guaranteed and will be purchased at 97% of principal and accrued interest when they exceed 270 days past due; therefore, non-performing ratios have been calculated excluding these loans.

(3)	Excludes all loans acquired and excludes foreclosed assets acquired, covered by FDIC loss share agreements, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three and nine month periods ended September 30, 2012 and 2011.

At September 30, 2012, impaired loans, net of government guarantees and loans acquired, were $33.9 million compared to $40.1 million at December 31, 2011.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2012	2011

Balance, beginning of year	$30,108	$26,416

Loans charged off
Credit card	2,632	3,441
Other consumer	836	1,360
Real estate	3,390	2,280
Commercial	380	1,185
Total loans charged off	7,238	8,266

Recoveries of loans previously charged off
Credit card	664	735
Other consumer	398	504
Real estate	1,238	545
Commercial	129	372
Total recoveries	2,429	2,156
Net loans charged off	4,809	6,110
Provision for loan losses	2,846	8,845
Balance, September 30	$28,145	29,151

Loans charged off
Credit card		1,262
Other consumer		530
Real estate		885
Commercial		226
Total loans charged off		2,903
Recoveries of loans previously charged off
Credit card		244
Other consumer		100
Real estate		436
Commercial		249
Total recoveries		1,029
Net loans charged off		1,874
Provision for loan losses		2,831

Balance, end of year		$30,108

Provision for Loan Losses

The amount of provision to the allowance during the three and nine months ended September 30, 2012 and 2011, and for the year ended December 31, 2011, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on at least a quarterly basis, but generally on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

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

As of September 30, 2012, the allowance for loan losses reflects a decrease of approximately $2.0 million from December 31, 2011, while total loans increased by $43.6 million over the same nine month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The allowance decrease was driven by various items, most of them related to a general improvement in our already good asset quality and our proactive management in the identification, quantification and resolution of problem loans.  Several credits were upgraded this year and several others, with specific reserves, were charged-off.  Also, our year-to-date annualized credit card charge-off ratio was significantly down, at only 1.48%.

Even with our improved asset quality during the year, we believe there remain many economic and financial factors that necessitate the need for a higher level of unallocated reserve.  The unallocated allowance for loan losses is based on our concerns over the uncertainty of the national economy and the economy in Arkansas, Missouri and Kansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remains uncertain.  We are also cautious regarding the recent marginal improvement of the real estate market, specifically in the Northwest Arkansas region.  The housing industry remains one of the weakest links for economic recovery.  Although the unemployment rate in Arkansas, Missouri and Kansas is lagging behind the national average, it remains at historically high levels.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses is appropriate at September 30, 2012.

We allocate the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses incurred within the categories of loans set forth in Table 11.

Table 11:  Allocation of Allowance for Loan Losses

	September 30, 2012		December 31, 2011
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$5,449	10.8%	$5,513	12.0%
Other consumer	1,564	8.9%	1,638	9.9%
Real estate	10,083	63.5%	10,117	63.4%
Commercial	2,042	16.6%	2,063	14.4%
Other	197	0.2%	209	0.3%
Unallocated	8,810		10,568

Total	$28,145	100.0%	$30,108	100.0%
________________________
(1) Percentage of loans in each category to total loans not covered by FDIC loss share.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 92 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of September 30, 2012, core deposits comprised 85.6% of our total deposits.

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

Our total deposits as of September 30, 2012, were $2.795 billion, an increase of $144.9 million from December 31, 2011.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Interest bearing transaction and savings accounts were $1.344 billion at September 30, 2012, a $104.3 million increase compared to $1.240 billion on December 31, 2011.  Total time deposits increased approximately $29.5 million to $908.1 million at September 30, 2012, from $878.6 million at December 31, 2011.  We had $16.6 million and $20.6 million of brokered deposits at September 30, 2012, and December 31, 2011, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $109.5 million and $121.1 million at September 30, 2012, and December 31, 2011, respectively.   The outstanding balance for September 30, 2012, includes $88.9 million in FHLB long-term advances and $20.6 million of trust preferred securities.  During the nine months ended September 30, 2012, we decreased total debt by $11.6 million, or 9.6%, from December 31, 2011.  We elected to retire $10.3 million of trust preferred securities with an 8.25% fixed interest rate on September 28, 2012.  Scheduled payoffs of FHLB advances and short-term debt resulted in the remainder of the decrease in debt.

CAPITAL

Overview

At September 30, 2012, total capital reached $404.2 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At September 30, 2012, our equity to asset ratio was 11.8%, down 45 basis points from year-end 2011.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of September 30, 2012, no preferred stock has been issued.

Stock Repurchase

At the beginning of the year, the Company had a stock repurchase program which authorized the repurchase of up to 700,000 shares of common stock. We continue to allocate our earnings, less dividends, to our stock repurchase program.  We believe our stock, at its current price, continues to be an excellent investment.  On July 23, 2012, we announced the substantial completion of the existing stock repurchase program and the adoption by our Board of Directors of a new stock repurchase program.  The new program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.

During the nine months ended September 30, 2012, the Company repurchased 608,387 shares of stock with a weighted average repurchase price of $24.16 per share.  Under the current stock repurchase plan, an additional 691,200 shares are available for repurchase.

Cash Dividends

We declared cash dividends on our common stock of $0.60 per share for the first nine months of 2012 compared to $0.57 per share for the first nine months of 2011, an increase of $0.03, or 5.3%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2012, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at September 30, 2012, and December 31, 2011, are presented in Table 12 below:

Table 12:  Risk-Based Capital

	September 30,	December 31,
($ in thousands)	2012	2011

Tier 1 capital
Stockholders’ equity	$404,248	$407,911
Trust preferred securities	20,000	30,000
Goodwill and core deposit premiums	(48,053)	(47,889)
Unrealized gain on available-for-sale securities, net of income taxes	(582)	(439)

Total Tier 1 capital	375,613	389,583

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	14	9
Qualifying allowance for loan losses	24,395	22,682
Total Tier 2 capital	24,409	22,691

Total risk-based capital	$400,022	$412,274

Risk weighted assets	$1,946,344	$1,805,585

Assets for leverage ratio	$3,216,488	$3,284,379

Ratios at end of period
Tier 1 leverage ratio	11.68%	11.86%
Tier 1 risk-based capital ratio	19.30%	21.58%
Total risk-based capital ratio	20.55%	22.83%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

In addition to the requirements of the Basel III final capital framework, the Basel III Proposal, among other things requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies.  For bank holding companies with less than $15 billion in assets, the phase-out would be in equal installments between 2013 and 2022.

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

Management believes that, as of September 30, 2012, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective.  There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {gain on sale of MasterCard stock, gain on FDIC-assisted transactions, merger related costs and branch right sizing}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2012	2011	2012	2011

Net Income	$6,760	$7,257	$19,651	$19,069
Nonrecurring items
Gain on sale of MasterCard stock	--	--	--	(1,132)
Gain on FDIC assisted transactions	(1,120)	--	(1,120)	--
Merger related costs	815	--	815	357
Branch right sizing	--	--	--	141
Tax effect (1)	120	--	120	248
Net nonrecurring items	(185)	--	(185)	(386)

Core earnings (non-GAAP)	$6,575	$7,257	$19,466	$18,683
Diluted earnings per share	$0.41	$0.42	$1.16	$1.10
Nonrecurring items
Gain on sale of MasterCard stock	--	--	--	(0.07)
Gain on FDIC assisted transactions	(0.07)	--	(0.07)	--
Merger related costs	0.05	--	0.05	0.02
Branch right sizing	--	--	--	0.01
Tax effect (1)	0.01	--	0.01	0.02
Net nonrecurring items	(0.01)	--	(0.01)	(0.02)

Diluted core earnings per share (non-GAAP)	$0.40	$0.42	$1.15	$1.08
________________________
(1) Effective tax rate of 39.225%.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At September 30, 2012, undivided profits of the Company's subsidiary banks were approximately $200.3 million, of which approximately $15.4 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At September 30, 2012, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At September 30, 2012, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 21.2% of total assets, as compared to 23.1% at December 31, 2011.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $462 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 29% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

The table below presents our interest rate sensitivity position at September 30, 2012.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 14:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
Earning assets
Short-term investments	$448,095	$--	$--	$--	$--	$--	$--	$448,095
Assets held in trading accounts	3,996	--	1,000	--	--	--	2,006	7,002
Investment securities	219,679	149,463	71,729	83,246	36,436	53,649	101,479	715,681
Mortgage loans held for sale	23,980	--	--	--	--	--	--	23,980
Loans	545,899	109,214	132,833	283,850	234,726	287,885	28,994	1,623,401
Loans acquired, not covered	39,622	7,208	1,851	12,424	11,160	758	--	73,023
Loans acquired, covered	88,798	16,155	4,147	27,845	25,012	1,700	--	163,657

Total earning assets	1,370,069	282,040	211,560	407,365	307,334	343,992	132,479	3,054,839

Interest bearing liabilities
Interest bearing transaction and savings deposits	736,080	--	--	--	121,540	364,622	121,542	1,343,784
Time deposits	80,210	175,276	201,538	236,248	125,284	89,555	20	908,131
Short-term debt	64,829	--	--	--	--	--	--	64,829
Long-term debt	21,205	1,174	8,779	6,384	11,143	33,246	27,541	109,472
Total interest bearing liabilities	902,324	176,450	210,317	242,632	257,967	487,423	149,103	2,426,216

Interest rate sensitivity Gap	$467,745	$105,590	$1,243	$164,733	$49,367	$(143,431)	$(16,624)	$628,623
Cumulative interest rate sensitivity Gap	$467,745	$573,335	$574,578	$739,311	$788,678	$645,247	$628,623
Cumulative rate sensitive assets to rate sensitive liabilities	151.8%	153.1%	144.6%	148.3%	144.1%	128.3%	125.9%
Cumulative Gap as a % of earning assets	15.3%	18.8%	18.8%	24.2%	25.8%	21.1%	20.6%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made the following purchases of its common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans

July 1 – July 31	182,913	$23.47	182,913	805,000
August 1 – August 31	90,800	23.45	90,800	714,200
September 1 – September 30	23,000	24.22	23,000	691,200

Total	296,713	$23.52	296,713

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

2.3
Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.4
Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.5
Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: November 9, 2012	/s/ J. Thomas May
J. Thomas May
Chairman and
Chief Executive Officer

Date: November 9, 2012	/s/ Robert A. Fehlman
Robert A. Fehlman
Executive Vice President and
Chief Financial Officer