Form 10-K
period 2012-12-31
SIMMONS FIRST NATIONAL CORP
filed 2013-03-12
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[x]	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the fiscal year ended: December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). [  ] Yes  [x] No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2012, was $358,288,661 based upon the last trade price as reported on the NASDAQ Global Select Market® of $23.25.

The number of shares outstanding of the Registrant's Common Stock as of February 1, 2013, was 16,504,124.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 16, 2013.

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

Company Overview

Simmons First National Corporation (the “Company”) is a multi-bank financial holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company is headquartered in Arkansas with total assets of $3.5 billion, loans of $1.9 billion, deposits of $2.9 billion and equity capital of $406 million as of December 31, 2012.  We own eight community banks that are strategically located throughout Arkansas and conduct our operations through 96 offices, of which 92 are branches, or “financial centers,” located in 55 communities in Arkansas, Missouri and Kansas.

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

In late 2007, as we anticipated deteriorating economic conditions, we concentrated on maintaining our strong asset quality, building capital and improving our liquidity position.  We intensified our focus on loan underwriting and on monitoring our loan portfolio in order to maintain asset quality, which is well above our peer group and the industry average.  From late 2007 to December 31, 2009, our liquidity position (net overnight funds sold) improved by approximately $150 million as a result of a strategic initiative to introduce deposit products that grew our core deposits in transaction and savings accounts and improved our deposit mix.  Transaction and savings deposits increased from 48% of total deposits as of December 31, 2007, to 62% of total deposits as of December 31, 2009, to 63% of total deposits as of December 31, 2010,  to 67% of total deposits as of December 31, 2011 and to 70% of total deposits as of December 31, 2012.

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

In 2012, we acquired two additional failed institutions through FDIC-assisted transactions.  The first was a $300 million failed bank located in St. Louis, Missouri and the second was a $200 million failed bank located in Sedalia, Missouri.  On both transactions, we again entered into a loss share agreement with the FDIC to provide 80% protection of a significant portion of the assets.  As part of the acquisitions, we recognized a pre-tax bargain purchase gain of $1.1 million and $2.3 million, respectively, on the Missouri transactions.

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

We expect that our primary geographic target area for acquisitions, both FDIC-assisted and negotiated, will continue to be Arkansas and its contiguous states.  Our priority will be to focus on acquisitions that would complement the footprint we have been building in the Kansas and Missouri market.  The senior management teams of both our parent company and lead bank have had extensive experience during the past twenty years in acquiring banks, branches and deposits and post-acquisition integration of operations.  We believe this experience positions us to successfully acquire and integrate banks on both an FDIC-assisted and unassisted basis.

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

Efficiency Initiatives

In 2008, we began two significant initiatives to improve our operating performance by implementing cost efficiencies and selected revenue enhancements.  These initiatives have led to cost savings and revenue enhancements in 2010 through 2012 and are expected to lead to further improvements in years beyond.

Our first such initiative was an effort to leverage our corporate buying power to renegotiate our existing vendor contracts at lower prices and to maximize the return on our investment in technology.  We began to benefit from operating expense savings as a result of more favorable contract terms with our vendors in 2009 with the full annualized benefits substantially realized in 2011.

Our second initiative, which was larger in scope, was to identify and implement process improvements.  We have reviewed our business processes in an effort to improve our profitability while preserving the quality of our customer service.  The scope of this initiative included implementing revenue enhancements, further consolidating back office processes and refining our organizational structure.  We began implementing this initiative in 2010, continued throughout 2011 and finalized implementation in 2012.  We have experienced significant savings and revenue enhancements through this initiative.

Subsidiary Banks

Our lead bank, SFNB, is a national bank which has been in operation since 1903.   As of December 31, 2012, SFNB had total assets of $2.1 billion, total loans of $1.1 billion and total deposits of $1.7 billion.  Simmons First Trust Company N.A., a wholly owned subsidiary of SFNB, performs the trust and fiduciary business operations for SFNB and for our other subsidiary banks.  Simmons First Investment Group, Inc., a wholly owned subsidiary of SFNB, is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority and performs the broker-dealer operations for SFNB.

The following table shows our community subsidiary banks other than the lead bank:

	Year		As of December 31, 2012
Subsidiary	Acquired	Primary Market	Assets	Loans	Deposits
			(In thousands)
Simmons First Bank of Northeast Arkansas	1984	Northeast Arkansas	$351,257	$281,147	$299,489
Simmons First Bank of South Arkansas	1984	Southeast Arkansas	191,522	103,023	162,787
Simmons First Bank of Northwest Arkansas	1995	Northwest Arkansas	243,533	130,238	196,111
Simmons First Bank of Russellville	1997	Russellville, Arkansas	190,760	101,566	139,525
Simmons First Bank of Searcy	1997	Searcy, Arkansas	152,248	93,142	116,466
Simmons First Bank of El Dorado	1999	South central Arkansas	224,186	78,112	188,441
Simmons First Bank of Hot Springs	2004	Hot Springs, Arkansas	175,869	70,773	134,389

Our subsidiary banks provide complete banking services to individuals and businesses throughout the market areas they serve.  These banks offer consumer (credit card and other consumer), real estate (construction, single family residential and other commercial) and commercial (commercial, agriculture and financial institutions) loans, checking, savings and time deposits, securities and investment services and trust and investment management services (through Simmons First Trust Company N.A.).
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

The SFNB Board of Directors has delegated oversight of assets covered by FDIC loss share agreements to the Loss Share Loan Committee, comprised of the Corporate CEO, President and an Executive Vice President, along with several SFNB executives.  The Board authorizes the Committee to transact loan origination, renewal and workout procedures relative to FDIC-assisted acquisitions.  Duties of the Committee shall be carried out in accordance with the Purchase and Assumption Agreements executed between the Bank and the FDIC.

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

Employees

As of February 1, 2013, the Company and its subsidiaries had approximately 1,052 full time equivalent employees.  None of the employees is represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups.  We consider our relationship with our employees to be good.

Executive Officers of the Company

The following is a list of all executive officers of the Company.  The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

J. Thomas May	66	Chairman and Chief Executive Officer	26
George A. Makris, Jr. (1)	56	CEO - Elect	15
David L. Bartlett	61	President and Chief Banking Officer	16
Robert A. Fehlman	48	Senior Executive Vice President,	24
		Chief Financial Officer and Treasurer
Marty D. Casteel	61	Executive Vice President and Secretary	24
Robert C. Dill	69	Executive Vice President, Marketing	46
David W. Garner	43	Senior Vice President, Controller and	15
		Chief Accounting Officer
Kevin J. Archer	49	Senior Vice President/Credit Policy and Risk Assessment	17
Sharon K. Burdine	47	Senior Vice President and Human Resources Director	15
Tina M. Groves	43	Senior Vice President/Manager, Audit/Compliance	7

(1)
Mr. Makris was elected as CEO - Elect on August 13, 2012, effective January 1, 2013.  He will succeed J. Thomas May as chairman and Chief Executive Officer upon Mr. May’s retirement on December 31, 2013.

Board of Directors of the Company

The following is a list of the Board of Directors of the Company as of December 31, 2012, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

J. Thomas May	Chairman and Chief Executive Officer
Simmons First National Corporation

George A. Makris, Jr. (1)	CEO - Elect
Simmons First National Corporation

David L. Bartlett (2)	President and Chief Banking Officer
Simmons First National Corporation

William E. Clark, II	Chairman and Chief Executive Officer
Clark Contractors, LLC

Steven A. Cossé	President and Chief Executive Officer
Murphy Oil Corporation

Edward Drilling	President
AT&T Arkansas

Sharon L. Gaber	Provost and Vice Chancellor for Academic Affairs
University of Arkansas

Eugene Hunt	Attorney
Hunt Law Firm

W. Scott McGeorge	President
Pine Bluff Sand and Gravel Company

Harry L. Ryburn	Orthodontist (retired)

Robert L. Shoptaw	Chairman of the Board
Arkansas Blue Cross and Blue Shield

(1)
Mr. Makris was elected as CEO – Elect on August 13, 2012, effective January 1, 2013.  He will succeed J. Thomas May as chairman and Chief Executive Officer upon Mr. May’s retirement on December 31, 2013.  Mr. Makris has served on the Board of Directors of the Company since 1997 and served as chairman of the Company’s Audit & Security Committee from 2007 until his resignation upon his election to CEO – Elect.  Prior to his election, he served as President of M. K. Distributors, Inc.

(2)	Mr. Bartlett was appointed to the Board of Directors of the Company on January 28, 2013.

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

Federal legislation allows bank holding companies (including financial holding companies) from any state to acquire banks located in any state without regard to state law, provided that the holding company (1) is adequately capitalized, (2) is adequately managed, (3) would not control more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in such state, and (4) such bank has been in existence at least five years if so required by the applicable state law.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which was signed into law on July 21, 2010, changed how the FDIC will calculate future deposit insurance premiums payable by insured depository institutions.  The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits.  The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.

The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds.  Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.5% of insured deposits.  The FDIC adopted a final rule on February 7, 2011 that implemented these provisions of the Dodd-Frank Act.

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

The Dodd-Frank Act also made permanent the temporary increase in deposit insurance coverage from $100,000 to $250,000 that was included in the EESA, and extended until December 31, 2012 the period during which the FDIC would provide unlimited deposit insurance for "noninterest bearing transaction accounts".

The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Effective October 1, 2011, the FRB set the interchange rate cap at $0.21 per transaction plus five basis points multiplied by the value of the transaction.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule has affected the competitiveness of debit cards issued by smaller banks.

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

Because many of the regulations required to implement the Dodd-Frank Act have been only recently issued, or have not yet been issued, the statute’s effect on the financial services industry in general, and on us in particular, is uncertain at this time.  The Dodd-Frank Act is likely to affect our cost of doing business, however, and may limit or expand the scope of our permissible activities and affect the competitive balance within our industry and market areas.  Our management continues to actively review the provisions of the Dodd-Frank Act and to assess its probable impact on our business, financial condition, and results of operations.  However, given the sweeping nature of the Dodd-Frank Act and other federal government initiatives, we expect that the Company’s regulatory compliance costs will increase over time.

Basel Committee

In June 2012, the Federal Reserve and other federal regulators published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) generally referred to as Basel I.

One of the 2012 Capital Proposals (the “Basel III Proposal”) deals with the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as Basel III for strengthening international capital standards.  The other proposal (the “Standardized Approach Proposal”) deals with risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords.  As proposed, the Basel III Proposal and the Standardized Approach Proposal were to have come into effect on January 1, 2013 and January 1, 2015, respectively.

On November 9, 2012, the Federal Reserve announced a delay of the effective date of Basel III and Standardized Approach Proposal requirements, with no announcement of a possible new effective date.  Management believes that, as of December 31, 2012, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective.  There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

Risks Related to Our Business

Our concentration of banking activities in Arkansas, Missouri and Kansas, including our real estate loan portfolio, makes us more vulnerable to adverse conditions in the particular local markets in which we operate.

Our subsidiary banks operate primarily within the states of Arkansas, Missouri and Kansas, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Our financial condition, results of operations and cash flows are subject to changes in the economic conditions in these three states, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans. We largely depend on the continued growth and stability of the communities we serve for our continued success. Declines in the economies of these communities or the states of Arkansas, Missouri or Kansas, in general could adversely affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, thus adversely affecting our net income, profitability and financial condition.

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

Our loan portfolio in Northwest Arkansas has been more negatively impacted than our loan portfolio comprised from other regions in our markets. This fact results primarily from the acute contraction in that region’s economy and its real estate markets as compared to Arkansas as a whole. In 2010 we put an additional $9 million in capital into our Northwest Arkansas bank. A continued deterioration of the Northwest Arkansas economy or its failure to fully participate in an economic recovery could require us to further tighten our local lending standards, inject more capital into our Northwest Arkansas bank and increase allowances for loan losses relative to loans made in the region.

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

We have a significant consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in 2012 and 2011, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 1.50% of our average outstanding credit card balances for the year ended December 31, 2012, compared to 2.06% of the average outstanding balances for the year ended on December 31, 2011. The current economic downturn could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

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

The FRB’s policies and regulations require that a bank holding company, including a financial holding company, serve as a source of financial strength to its subsidiary banks, and further provide that a bank holding company may not conduct operations in an unsafe or unsound manner. It is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity, such as during periods of significant loan losses, and that such holding company should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks if such a need were to arise.

A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered to be an unsafe and unsound banking practice or a violation of the FRB’s regulations, or both. Accordingly, if the financial condition of our subsidiary banks were to deteriorate, we could be compelled to provide financial support to our subsidiary banks at a time when, absent such FRB policy, we may not deem it advisable to provide such assistance. Under such circumstances, there is a possibility that we may not either have adequate available capital or feel sufficiently confident regarding our financial condition, to enter into acquisitions, pay dividends, or engage in other corporate activities.

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

We have $20.6 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of subordinated debt securities in the future with terms similar to those of our existing subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock.

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

•
FRB policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition; and

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

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Missouri and Kansas.  The Company and its eight banks conduct financial operations from 96 offices, of which 92 are financial centers, in 55 communities throughout Arkansas, Missouri and Kansas.

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

On September 14, 2011, plaintiffs filed a motion for requesting the circuit court enter a judgment on this matter.  The Company and South Arkansas timely filed an objection to the plaintiffs' motion.  On November 3, 2011, the circuit court denied the plaintiffs' motion.  The plaintiffs filed a notice of appeal of the denial of the motion and had until late February, 2012 to lodge the record for appeal.  On February 13, 2012, the Company and South Arkansas filed a motion to dismiss the appeal along with a brief and a partial transcript.  On March 1, 2012, the Arkansas Supreme Court granted the motion of the Company and South Arkansas and dismissed the appeal.  Following the dismissal, the plaintiff's counsel has advised counsel for the Company that the plaintiffs consider this matter concluded.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFNC.” Set forth below are the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for each quarter of the fiscal years ended December 31, 2012 and 2011.  Also set forth below are dividends declared per share in each of these periods:

			Quarterly
	Price Per		Dividends
	Common Share		Per Common
	High	Low	Share
2012
1st quarter	$28.54	$24.45	$0.20
2nd quarter	26.53	22.55	0.20
3rd quarter	25.64	22.68	0.20
4th quarter	25.71	22.36	0.20

2011
1st quarter	$30.16	$26.45	$0.19
2nd quarter	27.28	24.14	0.19
3rd quarter	26.83	18.71	0.19
4th quarter	28.41	20.50	0.19

On February 1, 2013, the closing price for our common stock as reported on the NASDAQ was $25.89.  As of February 1, 2013, there were 1,269 shareholders of record of our common stock.

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

Our principal source of funds for dividend payments to our stockholders is distributions, including dividends, from our subsidiary banks, which are subject to restrictions tied to such institution’s earnings.  Under applicable banking laws, the declaration of dividends by SFNB in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency.  Further, as to Simmons First Bank of Northeast Arkansas, Simmons First Bank of El Dorado, Simmons First Bank of Northwest Arkansas, Simmons First Bank of South Arkansas, Simmons First Bank of Hot Springs, Simmons First Bank of Russellville and Simmons First Bank of Searcy, regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2012, approximately $14.3 million was available for the payment of dividends by the subsidiary banks without regulatory approval.  For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk – Liquidity and Market Risk Management," and Note 20, Stockholders’ Equity, of Notes to Consolidated Financial Statements.

Stock Repurchase

The Company made the following purchases of its common stock during the three months ended December 31, 2012:

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans

October 1 – October 31	14,000	$24.77	14,000	677,200
November 1 – November 30	19,000	23.64	19,000	658,200
December 1 – December 31	84,500	24.87	84,500	573,700
Total	117,500	$24.66	117,500

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

During 2012, we repurchased 725,887 shares of stock with a weighted average repurchase price of $24.24 per share.  Under the current stock repurchase plan, we can repurchase an additional 573,700 shares.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Bank Stock Index and the S&P 500 Stock Index.  The graph assumes an investment of $100 on December 31, 2007 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Simmons First National Corporation	100.00	114.10	110.78	116.74	114.82	110.67
NASDAQ Bank Index	100.00	78.46	65.67	74.97	67.10	79.64
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and  2008, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

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

	Years Ended December 31
(In thousands, except per share & other data)	2012	2011	2010	2009	2008

Income statement data:
Net interest income	$113,517	$108,660	$101,949	$97,727	$94,017
Provision for loan losses	4,140	11,676	14,129	10,316	8,646
Net interest income after provision for loan losses	109,377	96,984	87,820	87,411	85,371
Non-interest income	48,371	53,465	77,874	52,711	49,326
Non-interest expense	117,733	114,650	111,263	104,722	96,360
Income before taxes	40,015	35,799	54,431	35,400	38,337
Provision for income taxes	12,331	10,425	17,314	10,190	11,427
Net income	$27,684	$25,374	$37,117	$25,210	$26,910

Per share data:
Basic earnings	1.64	1.47	2.16	1.75	1.93
Diluted earnings	1.64	1.47	2.15	1.74	1.91
Diluted core earnings (non-GAAP) (1)	1.59	1.45	1.51	1.74	1.73
Book value	24.55	23.70	23.01	21.72	20.69
Tangible book value (non-GAAP) (2)	20.66	20.09	19.36	18.07	16.16
Dividends	0.80	0.76	0.76	0.76	0.76
Basic average common shares outstanding	16,908,904	17,309,488	17,204,200	14,375,323	13,945,249
Diluted average common shares outstanding	16,911,363	17,317,850	17,264,900	14,465,718	14,107,943

Balance sheet data at period end:
Assets	3,527,489	3,320,129	3,316,432	3,093,322	2,923,109
Investment securities	687,483	697,656	613,662	646,915	646,134
Total loans	1,922,119	1,737,844	1,915,064	1,874,989	1,933,074
Allowance for loan losses	27,882	30,108	26,416	25,016	25,841
Goodwill & other intangible assets	64,365	62,184	63,068	62,374	63,180
Non interest bearing deposits	576,655	532,259	428,750	363,154	334,998
Deposits	2,874,163	2,650,397	2,608,769	2,432,172	2,336,333
Long-term debt	89,441	89,898	133,394	128,894	127,741
Subordinated debt & trust preferred	20,620	30,930	30,930	30,930	30,930
Stockholders’ equity	406,062	407,911	397,371	371,247	288,792
Tangible stockholders’ equity (non GAAP) (2)	341,697	345,727	334,303	308,873	225,612

Capital ratios at period end:
Stockholders’ equity to total assets	11.51%	12.29%	11.98%	12.00%	9.88%
Tangible common equity to tangible assets (non-GAAP) (3)	9.87%	10.61%	10.28%	10.19%	7.89%
Tier 1 leverage ratio	10.81%	11.86%	11.33%	11.64%	9.15%
Tier 1 risk-based ratio	19.08%	21.58%	20.05%	17.91%	13.24%
Total risk-based capital ratio	20.34%	22.83%	21.30%	19.17%	14.50%
Dividend payout	48.78%	51.70%	35.35%	43.68%	39.79%

	Years Ended December 31
	2012	2011	2010	2009	2008

Annualized performance ratios:
Return on average assets	0.83%	0.77%	1.19%	0.85%	0.94%
Return on average equity	6.77%	6.25%	9.69%	8.26%	9.54%
Return on average tangible equity (non-GAAP) (2) (4)	8.05%	7.54%	11.71%	10.61%	12.54%
Net interest margin (5)	3.93%	3.85%	3.78%	3.78%	3.75%
Efficiency ratio (6)	70.17%	67.86%	65.28%	65.69%	66.84%

Balance sheet ratios: (7)
Nonperforming assets as a percentage of period-end assets	1.29%	1.18%	1.12%	1.12%	0.64%
Nonperforming loans as a percentage of period-end loans	0.74%	1.02%	0.83%	1.35%	0.81%
Nonperforming assets as a percentage of period-end loans & OREO	2.74%	2.44%	2.18%	1.83%	0.96%
Allowance/to nonperforming loans	231.62%	186.14%	190.17%	98.81%	165.12%
Allowance for loan losses as a percentage of period-end loans	1.71%	1.91%	1.57%	1.33%	1.34%
Net charge-offs (recoveries) as a percentage of average loans	0.40%	0.49%	0.71%	0.58%	0.43%

Other data
Number of financial centers	92	84	85	84	84
Number of full time equivalent employees	1,068	1,083	1,075	1,091	1,123

(1)
Diluted core earnings (net income excluding nonrecurring items) is a non-GAAP measure. The following nonrecurring items were excluded in the calculation of diluted core earnings per share (non-GAAP). In 2012, the Company recorded a $0.05 increase in EPS from the FDIC assisted transactions of Truman Bank and Excel Bank. In 2011, the Company recorded a $0.04 increase in EPS from the sale of MasterCard stock. Also in 2011, the Company recorded a $0.01 decrease in EPS from the closing cost of a branch and a $0.01 EPS decrease from merger related costs from an FDIC-assisted acquisition. In 2010, the Company recorded a net $0.65 increase in EPS from FDIC-assisted acquisitions (bargain purchase gains, merger related costs, gains from disposition of investment securities and costs from disposition of FHLB borrowings). Also in 2010, the Company recorded a $0.01 decrease in EPS from costs to close nine branches.  In 2008, the Company recorded a $0.13 increase in EPS from the cash proceeds on a mandatory Visa stock redemption and a $0.05 increase in EPS from the reversal of Visa, Inc.’s litigation expense recorded in 2007.

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

	Years Ended December 31
($ in thousands, except per share data)	2012	2011	2010	2009	2008

Stockholders’ equity	$406,062	$407,911	$397,371	$371,247	$288,792
Less: Intangible assets
Goodwill	60,605	60,605	60,605	60,605	60,605
Other intangibles	3,760	1,579	2,463	1,769	2,575
Tangible stockholders’ equity (non-GAAP)	$341,697	$345,727	$334,303	$308,873	$225,612

Book value per share	$24.55	$23.70	$23.01	$21.72	$20.69
Tangible book value per share (non-GAAP)	$20.66	$20.09	$19.36	$18.07	$16.16
Shares outstanding	16,542,778	17,212,317	17,271,594	17,093,931	13,960,680

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
(6)
The efficiency ratio is total non-interest expense less foreclosure expense and amortization of intangibles, divided by the sum of net interest income on a fully taxable equivalent basis plus total non-interest income less security gains, net of tax. For the year ended December 31, 2012, this calculation excludes the gain on FDIC-assisted transactions of $3.4 million from total non-interest income and excludes merger related costs of $1.9 million from non-interest expense. For the year ended December 31, 2011, this calculation excludes the $1.1 million gain on sale of MasterCard stock.  For the year ended December 31, 2010, this calculation excludes the gain on FDIC-assisted transactions of $21.3 million from total non-interest income and excludes merger related costs of $2.6 million from non-interest expense. For the year ended December 31, 2009, this calculation excludes the FDIC special assessment of $1.4 million from total non-interest expense. For the year ended December 31, 2008, this calculation adds the VISA litigation expense reversal of $1.2 million to total non-interest expense and excludes gain on partial redemption of Visa shares of $3.0 million from total non-interest income.

(7)	Excludes all loans acquired and excludes foreclosed assets acquired, covered by FDIC loss share agreements, except for their inclusion in total assets.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

Allowance for Loan Losses on Loans Not Covered by Loss Share

The allowance for loan losses is management’s estimate of probable losses in the loan portfolio.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

Prior to the fourth quarter of 2012, we measured the appropriateness of the allowance for loan losses in its entirety using (a)ASC 450-20 which includes quantitative (historical loss rates) and qualitative factors (management adjustment factors) such as (1) lending policies and procedures, (2) economic outlook and business conditions, (3) level and trend in delinquencies, (4) concentrations of credit and (5) external factors and competition; which are combined with the historical loss rates to create the baseline factors that are allocated to the various loan categories; (b) specific allocations on impaired loans in accordance with ASC 310-10; and (c) the unallocated amount.

The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as (1) trends in volume, maturity and composition, (2) national, state and local economic trends and conditions, (3) the experience, ability and depth of lending management and staff and (4) other factors and trends that will affect specific loans and categories of loans, such as a heightened risk in agriculture, credit card and commercial real estate loan portfolios.

As of December 31, 2012, we refined our allowance calculation.  As part of the refinement process, we evaluated the criteria previously applied to the entire loan portfolio, and used to calculate the unallocated portion of the allowance, and applied those criteria to each specific loan category. For example, the impact of national, state and local economic trends and conditions was evaluated by and allocated to specific loan categories.

After this refinement, the allowance is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) concentrations of credit within the loan portfolio, (6) the experience, ability and depth of lending management and staff and (7) other factors and trends that will affect specific loans and categories of loans.  We establish general allocations for each major loan category.  This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.  General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories.  Allowances are accrued for probable losses on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.

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

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC.  A corresponding, claim receivable is recorded until cash is received from the FDIC.  For further discussion of our acquisition and loan accounting, see Note 5, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  We perform an annual goodwill impairment test, and more than annually if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by ASU 2011-08 – Testing Goodwill for Impairment.  ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment at least annually, or more frequently if certain conditions occur.  Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

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

2012 Overview

On October 19, 2012, our wholly-owned bank subsidiary, Simmons First National Bank (“SFNB” or the “lead bank”), entered into a purchase an assumptions agreement with loss share arrangements with the FDIC to purchase approximately $180 million in assets and assume substantially all of the deposits and certain other liabilities of Excel Bank of Sedalia, Missouri (“Excel”), with three branches in the Kansas City metro area and one branch in the St. Louis metro area.  We recognized a pre-tax bargain purchase gain of $2.3 million on the transaction and incurred pre-tax merger related costs of $1.1 million.  After taxes, the combined nonrecurring items from the transaction contributed $725,000 to net income, or $0.04 diluted earnings per share.

On September 14, 2012, SFNB entered into a purchase and assumption agreement with loss share arrangements and a separate loan sale agreement with the FDIC to purchase approximately $280 million in total assets and assume substantially all of the deposits and certain other liabilities of Truman Bank of St. Louis, Missouri (“Truman”), with four branches in the St. Louis metro area.  We recognized a pre-tax bargain purchase gain of $1.1 million on the transaction and incurred pre-tax merger related costs of $815,000.  After taxes, the combined nonrecurring items from the transaction contributed $185,000 to net income, or $0.01 to diluted earnings per share.

These Missouri acquisitions were the third and fourth of several that we anticipate making over the next several years, which is the reason we raised $71 million in additional capital in November 2009.  The acquisitions were strategic in that they complement the footprint we have been building in the Kansas and Missouri market.  We fully expect to pursue other opportunities to expand our footprint in that geographic region through additional FDIC and/or traditional acquisitions going forward.

Our net income for the year ended December 31, 2012, was $27.7 million, or $1.64 diluted earnings per share, compared to $25.4 million, or $1.47 diluted earnings per share in 2011, an increase of $0.17, or 11.6%.  We are pleased with our 2012 earnings performance.  We continue to benefit significantly from strong asset quality which has resulted in a reduction in our provision for loan losses from 2011.  Our on-going efficiency initiatives helped offset increases from added overhead from our acquisitions resulting in a very modest increase in our non-interest expense.  Net income in 2010 was $37.1 million, or $2.15 diluted earnings per share.

Net income for both 2012 and 2011 included several significant nonrecurring items that impacted net income, mostly related to our FDIC-assisted acquisitions.  Excluding all nonrecurring items, core earnings for the year ended December 31, 2012, were $26.9 million, or $1.59 diluted core earnings per share, compared to $25.0 million, or $1.45 diluted core earnings per share in 2011.  Diluted core earnings per share increased by $0.14, or 9.7%.  See Reconciliation of Non-GAAP Measures and Table 21 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

Stockholders’ equity as of December 31, 2012, was $406.1 million, a decrease of $1.8 million, or approximately 0.45%, from December 31, 2011, primarily due to our stock repurchase program.  Book value per share was $24.55 and tangible book value per share was $20.66.  Our ratio of stockholders’ equity to total assets was 11.5% and the ratio of tangible stockholders’ equity to tangible assets was 9.9% at December 31, 2012.  The Company’s Tier I leverage ratio of 10.8%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels.  See Table 18 – Risk-Based Capital for regulatory capital ratios.  Our excess capital positions us to continue to take advantage of unprecedented acquisition opportunities through FDIC-assisted transactions of failed banks.  We continue to actively pursue the right opportunities that meet our strategic plan regarding mergers and acquisitions.  We have added to our normal FDIC acquisition strategy our intention to place “economic” bids, as we feel there will be some unique FDIC opportunities that will need to be liquidated, and will allow us to leverage our loss share infrastructure.

We continue to allocate our earnings, less dividends, to our stock repurchase program.  We believe our stock, at its recent market price, continues to be an excellent investment.  Beginning with the first quarter of 2012, we increased our quarterly dividend from $0.19 to $0.20 per share.  On an annual basis, the $0.80 per share dividend results in a 3.3% return based on our recent stock price.

Total loans, including loans acquired, were $1.9 billion at December 31, 2012, an increase of $184.3 million, or 10.6%, from the same period in 2011.  Loans acquired in FDIC-assisted transactions grew $135.6 million, net of discounts, and legacy loans (excluding acquired loans) grew $48.7 million, or 3.1%.  We believe this organic loan growth is very positive in that the growth is coming throughout our markets in Arkansas, Kansas and Missouri, and at a time when the economy remains in a slow recovery.

Loans covered by FDIC loss share agreements, which provide 80% Government guaranteed protection against credit risk on those covered assets, were $210.8 million at December 31, 2012, compared to $158.1 million at December 31, 2011.

Although the general state of the national economy has shown signs of improvement, it remains somewhat unsettled.  Despite the continued challenges, overall, we continue to have good asset quality, compared to the rest of the industry. The allowance for loan losses as a percent of total loans was 1.71% at December 31, 2012.  Non-performing loans equaled 0.74% of total loans.  Non-performing assets were 1.29% of total assets.  The allowance for loan losses was 231.62% of non-performing loans.  The Company’s net charge-offs for 2012 were 0.40% of total loans.  Excluding credit cards, net charge-offs for 2012 were 0.26% of total loans.

Total assets at December 31, 2012, were $3.5 billion, an increase of $207.4 million, or 6.3%, over the period ended December 31, 2011.

Simmons First National Corporation is an Arkansas based financial holding company with $3.5 billion in assets and eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas.  Our eight subsidiary banks conduct financial operations from 96 offices, of which 92 are financial centers, located in 55 communities in Arkansas, Kansas and Missouri.

Efficiency Initiatives

We previously reported that we hired a consultant to help us identify and implement revenue enhancements, process improvements and branch staff level adjustments.  The implementation was fully completed in 2012, with total annual benefits from the efficiency initiative of approximately $5 million before tax.  A portion of the benefit is from revenue enhancements, with the remainder from non-interest expense savings.  We assured our associates that no one would lose their job as a result of this initiative, as all positions impacted were/are being eliminated through attrition.

During June 2010, as scheduled as part of our branch right sizing initiative, and after much deliberation and analysis, we closed or consolidated nine financial centers, primarily smaller branches in rural areas.  During June 2011, we closed another small branch.  We believe most of the customers have been absorbed into other Simmons locations in close proximity to the closed branches.  After the closings, we now have 74 financial centers in Arkansas, still one of the best footprints in the state.  As a result of these closings, we recorded a one-time, nonrecurring pre-tax charge of $372,000, or $0.01 to diluted earnings per share in 2010, and $141,000 in 2011.  Again, staff reductions were realized through attrition and associates at the affected branches were reassigned to other locations.  Our branch right sizing initiative has been under way for some time.  Over the last several years we have added numerous new financial centers, closed several and relocated others.  We will continue our efforts to manage our product delivery system in the most efficient manner possible.

Both our efficiency and branch right sizing initiatives resulted in significant cost savings and staff reductions.  Since the beginning of both projects in early 2009, our staffing levels are down considerably.  As mentioned earlier, all of the staffing reduction was realized through attrition, and no associate lost their job.

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

The FRB sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The Federal Funds rate, which is the cost to banks of immediately available overnight funds, has remained unchanged at 0.00% - 0.25% since December 16, 2008.  Our loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, has remained unchanged at 3.25% since December 16, 2008.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  These historical percentages are consistent with our current interest rate sensitivity.

For the year ended December 31, 2012, net interest income on a fully taxable equivalent basis was $118.2 million, an increase of $4.6 million, or 4.0%, from the same period in 2011.  The increase in net interest income was the result of a $0.2 million decrease in interest income and a $4.8 million decrease in interest expense.

Limiting the decrease in interest income to $0.2 million can be attributed to our FDIC-assisted acquisitions.  The acquired covered loans generated an additional $5.6 million in interest income for 2012.  A 27 basis point decline in yield on the loan portfolio, excluding covered loans, resulted in a $4.3 million decrease in interest income, while the increasing average balance of the loan portfolio resulted in a $0.3 million increase in interest income.  The remaining decrease in interest income is primarily due to a 53 basis point decline in the yield on investment securities.

Regarding the $5.6 million increase in interest income from covered loans, a $10.4 million increase resulted from higher average yields on the covered loans, increasing to 15.48% in 2012 from 8.90% in 2011.  The yield increase was primarily due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions as discussed in Note 5, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  Beginning in the fourth quarter of 2011, this cash flows estimate increased based on the payment histories and reduced loss expectations of the loan pools.  This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets will be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the year ended December 31, 2012, the adjustments increased interest income by $10.6 million and decreased non-interest income by $9.8 million compared to 2011.  The net increase to 2012 pre-tax income was $851,000 over 2011.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $19.2 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $16.8 million.  Of the remaining adjustments, we expect to recognize $9.6 million of interest income and a $9.1 million reduction of non-interest income for a net addition to pre-tax income of approximately $540,000 in 2013.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $10.4 million interest income increase from covered loan yields was partially offset by a $4.8 million decrease in interest income due to the anticipated declining balances in the portfolio, resulting in the $5.6 million interest income increase from covered loans.

The $4.8 million decrease in interest expense for 2012 was primarily the result of a 21 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment, coupled with a shift in our mix of interest bearing deposits.  The lower interest rates accounted for a $4.0 million decrease in interest expense. The most significant component of this decrease was the $2.8 million decrease associated with the repricing of our time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  Historically, approximately 80% of our time deposits reprice in one year or less.  As a result, the average rate paid on time deposits decreased 32 basis points from 1.24% to 0.92%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $1.2 million decrease in interest expense, with the average rate decreasing by 9 basis points from 0.30% to 0.21%.

Our net interest margin was 3.93% for the year ended December 31, 2012, up 8 basis points from 2011.  Our margin has been strengthened by a higher yield on covered loans, including the impact of the accretable yield adjustments discussed above.  Also, the acquisition of loans, along with our ability to stabilize the size of our legacy loan portfolio, has allowed us to increase our level of higher yielding assets over 2011.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Our net interest margin was 3.85% and 3.78% for the years ended December 31, 2011 and 2010, respectively.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2012, 2011 and 2010, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2012 versus 2011 and 2011 versus 2010.

Table 1:	Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2012	2011	2010

Interest income	$129,134	$129,056	$128,955
FTE adjustment	4,705	4,970	5,012

Interest income - FTE	133,839	134,026	133,967
Interest expense	15,617	20,396	27,006

Net interest income - FTE	$118,222	$113,630	$106,961

Yield on earning assets - FTE	4.45%	4.54%	4.74%
Cost of interest bearing liabilities	0.66%	0.86%	1.15%
Net interest spread - FTE	3.79%	3.68%	3.59%
Net interest margin - FTE	3.93%	3.85%	3.78%

Table 2:	Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2012 vs. 2011	2011 vs. 2010

Decrease due to change in earning assets	$(3,414)	$(1,876)
Increase due to change in earning asset yields	3,227	1,935
Increase due to change in interest rates paid on interest bearing liabilities	3,968	6,015
Increase due to change in interest bearing liabilities	811	595

Increase in net interest income	$4,592	$6,669

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2012.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:	Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2012			2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS

Earning assets:
Interest bearing balances due from banks	$524,224	$1,220	0.23	$486,274	$1,100	0.23	$273,001	$721	0.26
Federal funds sold	3,107	7	0.23	886	6	0.68	1,686	15	0.89
Investment securities - taxable	474,375	5,321	1.12	426,226	6,719	1.58	440,379	8,951	2.03
Investment securities - non-taxable	208,056	12,060	5.8	207,929	12,784	6.15	206,832	13,211	6.39
Mortgage loans held for sale	17,959	637	3.55	11,953	503	4.21	16,762	715	4.27
Assets held in trading accounts	7,539	48	0.64	7,466	33	0.44	7,278	30	0.41
Loans, not covered by loss share	1,626,514	91,779	5.64	1,621,251	95,763	5.91	1,800,868	106,120	5.89
Loans acquired, covered by loss share	147,067	22,767	15.48	192,300	17,118	8.9	79,912	4,204	5.26
Total interest earning assets	3,008,841	133,839	4.45	2,954,285	134,026	4.54	2,826,718	133,967	4.74
Non-earning assets	327,322			330,342			307,143

Total assets	$3,336,163			3,284,627			$3,133,861

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$1,308,171	$2,682	0.21	$1,217,218	$3,611	0.3	$1,181,597	$5,227	0.44
Time deposits	861,004	7,943	0.92	913,009	11,314	1.24	907,146	14,310	1.58
Total interest bearing deposits	2,169,175	10,625	0.49	2,130,227	14,925	0.7	2,088,743	19,537	0.94

Federal funds purchased and securities sold under agreements to repurchase	91,444	310	0.34	103,557	450	0.43	101,918	532	0.52
Other borrowings	89,861	3,354	3.73	97,314	3,512	3.61	119,247	5,018	4.21
Subordinated debentures	28,268	1,328	4.7	30,930	1,509	4.88	30,930	1,919	6.2
Total interest bearing liabilities	2,378,748	15,617	0.66	2,362,028	20,396	0.86	2,340,838	27,006	1.15

Non-interest bearing liabilities:
Non-interest bearing deposits	518,243			482,651			375,941
Other liabilities	29,985			33,855			33,941
Total liabilities	2,926,976			2,878,534			2,750,720
Stockholders’ equity	409,187			406,093			383,141
Total liabilities and stockholders’ equity	$3,336,163			$3,284,627			$3,133,861
Net interest spread			3.79			3.68			3.59
Net interest margin		$118,222	3.93		$113,630	3.85		$106,961	3.78

Table 4:	Volume/Rate Analysis

	Years Ended December 31
	2012 over 2011			2011 over 2010
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$87	$33	$120	$495	$(116)	$379
Federal funds sold	7	(6)	1	(6)	(3)	(9)
Investment securities - taxable	697	(2,095)	(1,398)	(280)	(1,952)	(2,232)
Investment securities - non-taxable	8	(732)	(724)	70	(497)	(427)
Mortgage loans held for sale	223	(89)	134	(202)	(10)	(212)
Assets held in trading accounts	--	15	15	1	2	3
Loans, not covered by loss share	310	(4,294)	(3,984)	(10,608)	251	(10,357)
Loans acquired, covered by loss share	(4,746)	10,395	5,649	8,654	4,260	12,914

Total	(3,414)	3,227	(187)	(1,876)	1,935	59

Interest expense
Interest bearing transaction and savings accounts	254	(1,183)	(929)	154	(1,770)	(1,616)
Time deposits	(614)	(2,757)	(3,371)	91	(3,087)	(2,996)
Federal funds purchased and securities sold under agreements to repurchase	(49)	(91)	(140)	9	(91)	(82)
Other borrowed funds
Other borrowings	(275)	117	(158)	(849)	(657)	(1,506)
Subordinated debentures	(127)	(54)	(181)	--	(410)	(410)

Total	(811)	(3,968)	(4,779)	(595)	(6,015)	(6,610)
(Decrease) increase in net interest income	$(2,603)	$7,195	$4,592	$(1,281)	$7,950	$6,669

Provision for Loan Losses

The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings in order to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk inherent in the loan portfolio.  The level of provision to the allowance is based on management's judgment, with consideration given to the composition, maturity and other qualitative characteristics of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on a monthly basis, and, after considering the factors previously noted, to determine the level of provision made to the allowance.

The provision for loan losses for 2012, 2011 and 2010, was $4.1 million, $11.7 million and $14.1 million, respectively.  During 2012, we decreased our provision by approximately $7.5 million, primarily due to our improving asset quality and a decrease from 2011 in net loan charge-offs.  See Allowance for Loan Losses section for additional information.

During 2011, we decreased our provision by approximately $2.5 million, primarily due to a decrease from 2010 in net loan charge-offs.

Non-Interest Income

Total non-interest income was $48.4 million in 2012, compared to $53.5 million in 2011 and $77.9 million in 2010.  Non-interest income for 2012 decreased $5.1 million, or 9.5%, from 2011.

As previously discussed in the Net Interest Income section, there was a $9.8 million decrease in non-interest income from 2011 to 2012 due to reductions of the indemnification assets resulting from increased cash flows expected to be collected from the FDIC covered loan portfolios.  Included in 2012 non-interest income are $3.4 million of nonrecurring bargain purchase gains on the Truman and Excel acquisitions (see Overview section for more discussion of the FDIC-assisted transactions).  Also, we recorded a $1.1 million nonrecurring gain from the sale of MasterCard stock in the second quarter of 2011.  Excluding the indemnification assets adjustment and these nonrecurring items, non-interest income increased $2.4 million, or 4.6%, from 2011.

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

Table 5 shows non-interest income for the years ended December 31, 2012, 2011 and 2012, respectively, as well as changes in 2012 from 2011 and in 2011 from 2010.

Table 5:	Non-Interest Income

				2012		2011
	Years Ended December 31			Change from		Change from
(In thousands)	2012	2011	2010	2011		2010

Trust income	$5,473	$5,375	$5,179	$98	1.82%	$196	3.78%
Service charges on deposit accounts	16,808	16,808	17,700	--	--	(892)	-5.04
Other service charges and fees	2,961	2,980	2,812	(19)	-0.64	168	5.97
Mortgage lending income	5,997	4,188	4,810	1,809	43.19	(622)	-12.93
Investment banking income	2,038	1,478	2,236	560	37.89	(758)	-33.90
Credit card fees	17,045	16,828	16,140	217	1.29	688	4.26
Premiums on sale of student loans	--	--	2,524	--	--	(2,524)	-100.00
Bank owned life insurance income	1,463	1,481	1,670	(18)	-1.22	(189)	-11.32
Gain on FDIC-assisted transactions	3,411	--	21,314	3,411	--	(21,314)	-100.00
Net (loss) gain on assets covered by
FDIC loss share agreements	(9,793)	154	318	(9,947)	-6459.09	(164)	-51.57
Other income	2,966	4,173	2,854	(1,207)	-28.92	1,319	46.22
Gain on sale of securities, net	2	--	317	2	--	(317)	-100.00
Total non-interest income	$48,371	$53,465	$77,874	$(5,094)	-9.53%	$(24,409)	-31.34%

Recurring fee income (service charges, trust fee and credit card fees) for 2012 was $42.3 million, an increase of $296,000, or 0.7%, when compared with the 2011 amounts.  Service charges on deposits accounts remained unchanged from 2011 as we were able to offset a significant decline in fee income from regulatory changes related to overdrafts on point-of-sale transactions.  Credit card fees increased $217,000 due primarily to a higher volume of credit and debit card transactions.  The increase in total fees due to transaction volume was significantly reduced as a direct result of the implementation of new regulation related to the pricing of debit card interchange fees.  Although small banks were not supposed to be impacted, our earnings have definitely been directly impacted by this portion of the Dodd-Frank legislation.

Recurring fee income for 2011 was $42.0 million, an increase of $160,000, or 0.4%, when compared with the 2010 amounts.  Service charges on deposits accounts decreased by $892,000 primarily due to a significant decline in fee income as a result of the regulatory changes related to overdrafts on point-of-sale transactions.  Credit card fees increased $688,000 due primarily to a higher volume of credit and debit card transactions.

Mortgage banking income increased by $1.8 million, or 43.2%, in 2012 compared to 2011, primarily due to historically low mortgage rates leading to a significant increase in residential refinancing volume.   Mortgage banking income decreased by $622,000, or 12.9%, in 2011 compared to 2010, due to the significant industry-wide slowdown of financing and refinancing.

Investment banking income increased by $560,000, or 37.9%, in 2012 compared to 2011. The increase was due to a favorable mark-to-market adjustment on trading investments during 2012, with unfavorable adjustments in 2011.  Investment banking income decreased by $758,000, or 33.9%, in 2011 compared to 2010, due in part to an industry-wide decline in dealer-bank activities.  Another factor in the decrease was a favorable mark-to-market adjustment on trading investment during 2010, with unfavorable adjustments in 2011.

U.S. government legislation has eliminated the private sector from providing student loans after the 2009-2010 school year.  Therefore, we had no student loan sales during 2012 or 2011, and no income from the sale of student loans in either of the past two years.  During 2010, we had premiums on sale of student loans of $2.5 million.  During the second and third quarters of 2010, we sold the balance of our loans that were originated for the 2009-2010 school year, approximately $65 million of student loans, to the government, resulting in premiums of approximately $2.5 million.

We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.  Unless we do find a suitable buyer, we do not expect to receive income from premiums on sale of student loans during 2013 or thereafter.  See Loan Portfolio section for additional information on student loans.

Net gain (loss) on assets covered by FDIC loss share agreements decreased by $9.9 million in 2012 compared to 2011.  As previously described, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, an additional $9.8 million of amortization, a reduction of non-interest income, was recorded during 2012 as compared to 2011, related to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Income from the normal accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, increased by $0.1 million from the previous year and gains from the sale of covered assets decreased by $0.3 million.  Net gain (loss) on assets covered by FDIC loss share agreements decreased by $164,000 in 2011 compared to 2010.

Other non-interest income for 2012 decreased by $1.2 million from 2011, primarily due to a $1.1 million gain from the sale of MasterCard stock in the second quarter of 2011.  On May 31, 2006, MasterCard Incorporated completed its Initial Public Offering (“IPO”).  As a part of the IPO, approximately 41% of the equity was issued to member-banks as Class B common stock.  Conversion of Class B shares to Class A shares was restricted as to the timing and number of shares eligible until the fourth anniversary of the IPO.  As a member-bank the Company received 4,077 shares of MasterCard Class B stock.  As there was no market or readily ascertainable fair market value for the class B shares, they were recorded with no basis value.  On May 31, 2010, restrictions on the conversion of the Class B shares to Class A shares expired, permitting Class B stockholders to convert Class B shares into an equal number of Class A shares for prompt disposition to the public.  On May 13, 2011, the Company applied for conversion of its Class B shares to Class A common stock and recorded a $1.1 million pre-tax gain upon conversion approval by MasterCard Incorporated and immediately sold the Class A shares.  The gain from the sale of MasterCard stock was also the primary factor in other non-interest income for 2011 increasing by $1.3 million over 2010.

We recorded $2,000 in net realized gains on sale of securities during 2012, with no gains or losses on sale of securities during 2011.  As part of our acquisition strategy related to SSB, we liquidated the acquired investment portfolio, resulting in net realized gain of $317,000 in 2010.

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

Non-interest expense for 2012 was $117.7 million, an increase of $3.1 million or 2.7%, from 2011.  This increase includes approximately $2.5 million of incremental normal operating expenses for our 2012 FDIC-assisted acquisitions.  Also included in non-interest expense are merger related costs of $1.9 million and $0.4 million in 2012 and 2011, respectively.  Normalizing for these incremental operating expenses, merger related costs and other nonrecurring items, non-interest expense decreased by 0.7% in 2012 from 2011.  This decrease is the result of the implementation of our efficiency initiatives.  See the Reconciliation of Non-GAAP Measures section for details of the nonrecurring items.  Also see the section titled Efficiency Initiatives in the 2012 Overview for additional information.

Non-interest expense for 2011 was $114.7 million, an increase of $3.4 million or 3.0%, from 2010.  This increase includes approximately $5.7 million of incremental normal operating expenses in 2011 for our FDIC-assisted acquisitions of 2010.  Also included in non-interest expense are merger related costs of $0.4 million and $2.6 million in 2011 and 2010, respectively.  Normalizing for these incremental operating expenses, merger related costs and other nonrecurring items, non-interest expense decreased by 0.2% in 2011 from 2010, as a result of the implementation of our efficiency initiatives.

Salary and employee benefits increased to $67.0 million in 2012 from $65.1 million in 2011, an increase of $1.9 million, or 3.0%.  Occupancy expense increased to $8.6 million in 2012 from $8.4 million in 2011, an increase of $0.2 million, or 1.9%.  Our ability to hold increases in personnel and occupancy costs to such low levels, even with the additions of eight branches from our acquisitions, can be attributed to the effectiveness of our efficiency initiatives.

Deposit insurance expense during 2012 decreased to $2.1 million from $2.4 million in 2011, a decrease of $301,000, or 12.6%. Deposit insurance expense during 2011 decreased $1.4 million, or 37.4%, from $3.8 million in 2010.  These decreases were primarily due to a decrease in deposit insurance premiums resulting from changes in the FDIC’s assessment base and rates.

Fees paid for professional services increased by $265,000, or 5.8%, in 2012 over 2011, as we were in the last of three years of increased professional fees related to our ongoing efficiency initiatives.  Fees paid for professional services increased by $98,000, or 2.2%, in 2011 over 2010.  The increase in professional services, which consist of audit, accounting, legal and consulting fees, was primarily due to costs associated with our ongoing efficiency initiatives, which began to positively impact earnings in 2010 and 2011, and produced significant savings and revenue enhancements in 2012.  See Item 1. Business – Efficiency Initiatives for additional information on our efficiency initiatives.

Credit card expense for 2012 increased $341,000, or 5.2%, from 2011, following an increase of $726,000, or 12.4%, in 2011.  These increases were primarily due to increased card usage, interchange fees and other related expense resulting from initiatives we have taken to grow our credit card portfolio.   See Loan Portfolio section for additional information on our credit card portfolio.

Core deposit premium amortization expense recorded for the years ended December 31, 2012, 2011 and 2010, was $347,000, $884,000 and $786,000, respectively.  The Company’s estimated amortization expense for each of the following five years is:  2013 – $514,000; 2014 – $410,000; 2015 – $403,000; 2016 – $401,000; and 2017 – $401,000.  The estimated amortization expense decreases as core deposit premiums fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2012, 2011 and 2010, respectively, as well as changes in 2012 from 2011 and in 2011 from 2010.

Table 6:	Non-Interest Expense

				2012		2011
	Years Ended December 31			Change from		Change from
(In thousands)	2012	2011	2010	2011		2010

Salaries and employee benefits	$66,999	$65,058	$60,731	$1,941	2.98%	$4,327	7.12%
Occupancy expense, net	8,603	8,443	7,808	160	1.90	635	8.13
Furniture and equipment expense	6,882	6,633	6,093	249	3.75	540	8.86
Other real estate and foreclosure expense	992	678	974	314	46.31	(296)	-30.39
Deposit insurance	2,086	2,387	3,813	(301)	-12.61	(1,426)	-37.40
Merger related costs	1,896	357	2,611	1,539	431.09	(2,254)	-86.33
Other operating expenses
Professional services	4,851	4,574	4,476	277	6.06	98	2.19
Postage	2,488	2,486	2,465	2	-0.08	21	0.85
Telephone	2,391	2,480	2,328	(89)	-3.59	152	6.53
Credit card expense	6,906	6,565	5,839	341	5.19	726	12.43
Operating supplies	1,419	1,653	1,403	(234)	-14.16	250	17.82
Amortization of core deposits	347	884	786	(537)	-60.75	98	12.47
Other expense	11,873	12,452	11,936	(579)	-4.65	516	4.32

Total non-interest expense	$117,733	$114,650	$111,263	$3,083	2.69%	$3,387	3.04%

Income Taxes

The provision for income taxes for 2012 was $12.3 million, compared to $10.4 million in 2011 and $17.3 million in 2010.  The effective income tax rates for the years ended 2012, 2011 and 2010 were 30.8%, 29.1% and 31.8%, respectively.

Loan Portfolio

Our loan portfolio, excluding loans acquired, averaged $1.608 billion during 2012 and $1.621 billion during 2011.  As of December 31, 2012, total loans, excluding loans acquired, were $1.629 billion, compared to $1.580 billion on December 31, 2011, an increase of $48.7 million, or 3.1%. This organic loan growth in 2012 represents a significant improvement over recent years.  This marks the first time since 2008 that we have seen annual growth in our legacy loan portfolio as of year-end.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $325.0 million at December 31, 2012, or 20.0% of total loans, compared to $346.6 million, or 21.9% of total loans at December 31, 2011.  The $21.6 million consumer loan decrease from 2011 to 2012 is primarily due to a $13.3 million decrease in our student loan portfolio, as expected.  The remaining balance of our consumer loan portfolio decreased by $8.3 million, with small declines in our credit card, direct and indirect lending areas.

The student loan portfolio balance at December 31, 2012 was $34.1 million, a decrease of $13.3 million, or 28.0%, from December 31, 2011.  Student loans were 2.1% of total loans at December 31, 2012, compared with 3.0% at December 31, 2011 and 3.6% at December 31, 2010.

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

As for our current student loan portfolio, we have sold the loans we originated during the 2009-2010 school year under the program established in 2008 in which the government will purchase the loans at par plus a premium.  Sales of these loans during the third quarter of 2010 left approximately $61.3 million of student loans in our portfolio that will not qualify for the government purchase program.  Payoffs and consolidations have left approximately $34.1 million of student loans in our portfolio at December 31, 2012.  We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.  See Non-Interest Income section for additional information on student loans.

The credit card portfolio balance at December 31, 2012, decreased by $4.4 million, or 2.3%, when compared to the same period in 2011.  After several years of significant growth, our credit card portfolio stabilized during 2010, 2011 and 2012, due primarily to increased competition from the large credit card banks.

Real estate loans consist of construction loans, single family residential loans and commercial loans.  Real estate loans were $1.063 billion at December 31, 2012, or 65.3% of total loans, compared to $1.001 billion, or 63.4% of total loans at December 31, 2011, an increase of $61.9 million, or 6.2%.  Our construction and development (“C&D”) loans increased by $28.3 million, or 25.8%, single family residential loans increased by $1.8 million, or 0.5%, and commercial real estate (“CRE”) loans increased by $31.8 million, or 5.9%. Considering the continuing challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix.  Our C&D loans represent only 8.5% of our loan portfolio and CRE loans (excluding C&D) represent 34.9% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of commercial loans and agricultural loans.  Commercial loans were $235.1 million at December 31, 2012, or 14.4% of total loans, compared to the $227.2 million, or 14.4% of total loans at December 31, 2011, an increase of $8.0 million, or 3.5%.

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:	Loan Portfolio

	Years Ended December 31
(In thousands)	2012	2011	2010	2009	2008

Consumer
Credit cards	$185,536	$189,970	$190,329	$189,154	$169,615
Student loans	34,145	47,419	61,305	114,296	111,584
Other consumer	105,319	109,211	118,581	139,647	138,145
Total consumer	325,000	346,600	370,215	443,097	419,344
Real Estate
Construction	138,132	109,825	153,772	180,759	224,924
Single family residential	356,907	355,094	364,442	392,208	409,540
Other commercial	568,166	536,372	548,360	596,517	584,843
Total real estate	1,063,205	1,001,291	1,066,574	1,169,484	1,219,307
Commercial
Commercial	141,336	141,422	150,501	172,091	195,967
Agricultural	93,805	85,728	86,171	84,866	88,233
Total commercial	235,141	227,150	236,672	256,957	284,200
Other	5,167	4,728	10,003	5,451	10,223
Total loans, excluding loans acquired, before allowance for loan losses	$1,628,513	$1,579,769	$1,683,464	$1,874,989	$1,933,074

Table 8 reflects the remaining maturities and interest rate sensitivity of loans, excluding all loans acquired, at December 31, 2012.

Table 8:	Maturity and Interest Rate Sensitivity of Loans

		Over 1
		year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$279,523	$45,413	$64	$325,000
Real estate	585,819	455,417	21,969	1,063,205
Commercial	169,692	64,721	728	235,141
Other	4,537	558	72	5,167

Total	$1,039,571	$566,109	$22,833	$1,628,513

Predetermined rate	$543,915	$529,400	$19,949	$1,093,264
Floating rate	495,656	36,709	2,884	535,249

Total	$1,039,571	$566,109	$22,833	$1,628,513

Assets Acquired

On September 14, 2012, the Company acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Truman in an FDIC-assisted transaction that generated a pre-tax bargain-purchase gain of $1.1 million.  On October 19, 2012, the Company acquired certain assets and assumed certain deposits and other liabilities of Excel in an FDIC-assisted transaction that generated a pre-tax purchase gain of $2.3 million. In 2010, we acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of two other failed banks in FDIC-assisted transactions.  Loans comprise the majority of the assets acquired.  The majority of the loans acquired, along with the majority of the foreclosed assets acquired, are subject to loss share agreements with the FDIC whereby SFNB is indemnified against 80% of losses.  These loans and foreclosed assets, as well as the related indemnification asset from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

A summary of the covered assets, along with the acquired loans and foreclosed assets held for sale that are not covered under FDIC loss share agreements, are reflected in Table 9 below:

Table 9:	Assets Acquired

	December 31,	December 31,
(In thousands)	2012	2011

Loans acquired, covered by FDIC loss share (net of discount)	$210,842	$158,075
Foreclosed assets covered by FDIC loss share	27,620	11,685
FDIC indemnification asset	75,286	47,683
Total covered assets	$313,748	$217,443

Loans acquired, not covered by FDIC loss share (net of discount)	$82,764	$--
Foreclosed assets acquired, not covered by FDIC loss share	11,796	--
Total assets acquired, not covered by FDIC loss share	$94,560	$--

We evaluated loans purchased in conjunction with the acquisitions of Truman and Excel, as well as loans purchased in previous FDIC-assisted transactions, for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  All loans acquired in these transactions were deemed to be impaired loans.  These loans were not classified as nonperforming assets at December 31, 2012, or December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $2.2 million of government guaranteed student loans were over 90 days past due as of December 31, 2012.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, increased by $6.5 million from December 31, 2011, to December 31, 2012.  The increase in non-performing assets is related to the Truman and Excel transactions, in which we acquired $13.6 million in non-covered foreclosed assets, with $11.8 million remaining at December 31, 2012.  Normalizing for the acquired non-covered foreclosed assets, our non-performing assets decreased $5.2 million, primarily related to charge-offs of two credits with specific reserves.  As a result of these credit charge-offs, non-performing assets, including TDRs and the newly acquired non-covered foreclosed assets , as a percent of total assets were 1.61% at December 31, 2012, compared to 1.52% at December 31, 2011.

Total non-performing assets increased by $1.9 million from December 31, 2010, to December 31, 2011.  During 2011, we moved two classified credits, previously reported as performing troubled debt restructurings (“TDRs”), to nonaccrual status.  We were also able to rid ourselves of several significant non-performing assets through liquidation or customer refinancing at other financial institutions.  As a result of these credit reclassifications and dispositions, non-performing assets, including TDRs, as a percent of total assets decreased to 1.52% at December 31, 2011, compared to 1.71% at December 31, 2010.  We remain aggressive in the identification, quantification and resolution of problem loans.

Given current economic conditions, certain borrowers are experiencing declines in income and cash flow.  As a result, many borrowers are seeking to reduce contractual cash outlays, the most prominent being debt payments.  In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

When we restructure a loan to a borrower that is experiencing financial difficulty and grant a concession that we would not otherwise consider, a troubled debt restructuring results and the Company classifies the loan as a TDR.  The Company grants various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Under ASC Topic 310-10-35, Subsequent Measurement, a TDR is considered to be impaired, and an impairment analysis must be performed.  We assess the exposure for each modification, either by collateral discounting or by calculation of the present value of future cash flows, and determine if a specific allocation to the allowance for loan losses is needed.

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  We had TDRs totaling $14.1 million and $16.5 million at December 31, 2012, and December 31, 2011, respectively.  The majority of our TDRs are in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.71% as of December 31, 2012.  Non-performing loans equaled 0.74% of total loans.  Non-performing assets were 1.29% of total assets.  The allowance for loan losses was 232% of non-performing loans.  Our net charge-offs to total loans for 2012 were 0.40%.  Excluding credit cards, the net charge-offs to total loans were 0.26%.  Net credit card charge-offs to total credit card loans for 2012 were 1.50%, compared to 2.06% in 2011, and more than 225 basis points better than the industry average charge-off ratio as reported by Moody’s Investors Service for the same period.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 10 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned (excluding all loans acquired and excluding other real estate covered by FDIC loss share agreements).

Table 10:	Non-performing Assets

	Years Ended December 31
(In thousands, except ratios)	2012	2011	2010	2009	2008

Nonaccrual loans (1)	$9,123	$12,907	$11,186	$21,994	$14,358
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	2,234	2,483	1,736	1,939	--
Other loans	681	785	969	1,383	1,292
Total loans past due 90 days or more	2,915	3,268	2,705	3,322	1,292
Total non-performing loans	12,038	16,175	13,891	25,316	15,650

Other non-performing assets:
Foreclosed assets held for sale	21,556	22,887	23,204	9,179	2,995
Acquired foreclosed assets held for sale, not covered	11,796	--	--	--	--
Other non-performing assets	221	--	109	20	12
Total other non-performing assets	33,573	22,887	23,313	9,199	3,007

Total non-performing assets	$45,611	$39,062	$37,204	$34,515	$18,657

Performing TDRs	$11,015	$11,391	$19,426	$12,718	$--

Allowance for loan losses to non-performing loans	231.62%	186.14%	190.17%	98.81%	165.12%
Non-performing loans to total loans	0.74	1.02	0.83	1.35	0.81
Non-performing loans to total loans (excluding government guaranteed student loans) (2)	0.60	0.87	0.72	1.25	0.81
Non-performing assets to total assets (3)	1.29	1.18	1.12	1.12	0.64
Non-performing assets to total assets (excluding government guaranteed student loans) (2) (3)	1.23	1.10	1.07	1.05	0.64

(1)	Includes nonaccrual TDRs of approximately $3.1 million at December 31, 2012, and $5.2 million at December 31, 2011.
(2)
Student loans past due 90 days or more are included in non-performing loans.  Student loans are guaranteed by the federal government and will be purchased at 97% of principal and accrued interest when they exceed 270 days past due; therefore, non-performing ratios have been calculated excluding these loans.

(3)	Excludes all loans acquired and excludes other real estate acquired, covered by FDIC loss share agreements, except for their inclusion in total assets.

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2012, 2011 and 2010.

At December 31, 2012, impaired loans, net of government guarantees, excluding loans covered by FDIC loss share agreements, were $30.8 million compared to $40.1 million at December 31, 2011.  Impaired loans at December 31, 2012 and 2011, includes government guaranteed student loans of $2.2 million and $2.5 million, respectively.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

Allowance for Loan Losses

Overview

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310-10, Receivables, and allowance allocations calculated in accordance with ASC Topic 450-20, Loss Contingencies.  Accordingly, the methodology is based on our internal grading system, specific impairment analysis, qualitative and quantitative factors.

As mentioned above, allocations to the allowance for loan losses are categorized as either specific allocations or general allocations.

Specific Allocations

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loan, including scheduled principal and interest payments.  For a collateral dependent loan, our evaluation process includes a valuation by appraisal or other collateral analysis.  This valuation is compared to the remaining outstanding principal balance of the loan.  If a loss is determined to be probable, the loss is included in the allowance for loan losses as a specific allocation.  If the loan is not collateral dependent, the measurement of loss is based on the difference between the expected and contractual future cash flows of the loan.

General Allocations

The general allocation is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) concentrations of credit within the loan portfolio, (6) the experience, ability and depth of lending management and staff and (7) other factors and trends that will affect specific loans and categories of loans.  We established general allocations for each major loan category.  This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.

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

An analysis of the allowance for loan losses for the last five years is shown in table 11.

Table 11:	Allowance for Loan Losses

(In thousands)	2012	2011	2010	2009	2008

Balance, beginning of year	$30,108	$26,416	$25,016	$25,841	$25,303

Loans charged off
Credit card	3,516	4,703	5,321	5,336	3,760
Other consumer	1,198	1,890	2,471	2,758	2,105
Real estate	4,095	3,165	9,564	4,814	2,987
Commercial	543	1,411	1,246	1,920	1,394
Total loans charged off	9,352	11,169	18,602	14,828	10,246

Recoveries of loans previously charged off
Credit card	858	979	1,035	920	883
Other consumer	575	604	884	673	519
Real estate	1,383	981	3,657	1,393	207
Commercial	170	621	297	701	529
Total recoveries	2,986	3,185	5,873	3,687	2,138
Net loans charged off	6,366	7,984	12,729	11,141	8,108
Provision for loan losses	4,140	11,676	14,129	10,316	8,646

Balance, end of year	$27,882	$30,108	$26,416	$25,016	$25,841

Net charge-offs to average loans (1)	0.40%	0.49%	0.71%	0.58%	0.43%
Allowance for loan losses to period-end loans (1)	1.71%	1.91%	1.57%	1.33%	1.34%
Allowance for loan losses to net charge-offs (1)	438.05%	377.10%	207.53%	224.54%	318.71%

(1)	Excludes all acquired loans.

Provision for Loan Losses

The amount of provision added to the allowance each year was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

Prior to the fourth quarter of 2012, we measured the appropriateness of the allowance for loan losses in its entirety using (a)ASC 450-20 which includes quantitative (historical loss rates) and qualitative factors (management adjustment factors) such as (1) lending policies and procedures, (2) economic outlook and business conditions, (3) level and trend in delinquencies, (4) concentrations of credit and (5) external factors and competition; which are combined with the historical loss rates to create the baseline factors that are allocated to the various loan categories; (b) specific allocations on impaired loans in accordance with ASC 310-10; and (c) the unallocated amount.

The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as (1) trends in volume, maturity and composition, (2) national, state and local economic trends and conditions, (3) the experience, ability and depth of lending management and staff and (4) other factors and trends that will affect specific loans and categories of loans, such as a heightened risk in agriculture, credit card and commercial real estate loan portfolios.

As of December 31, 2012, we refined our allowance calculation.  As part of the refinement process, we evaluated the criteria previously applied to the entire loan portfolio, and used to calculate the unallocated portion of the allowance, and applied those criteria to each specific loan category. For example, the impact of national, state and local economic trends and conditions was evaluated by and allocated to specific loan categories.

As a result of this refined allowance calculation, the Company allocated (i) $1.8 million previously included as unallocated allowance to its credit card portfolio segment, (ii) $5.3 million previously included as unallocated allowance to its real estate portfolio segment, including (a) $3.2 million to commercial real estate and (b) $2.1 million to 1-4 family real estate and (iii) $1.6 million previously included as unallocated allowance to its commercial portfolio segment, including (a) $1.3 million to agricultural and (b) $0.3 million to other commercial. These allocations totaling $8.7 million were previously included in our unallocated allowance prior to the fourth quarter of 2012.

The Company may also consider additional qualitative factors in future periods for allowance allocations, including, among other factors, (1) seasoning of the loan portfolio, (2) the offering of new loan products, (3) specific industry conditions affecting portfolio segments and (4) the Company’s expansion into new markets.  As a result of the  refined allowance calculation, the allocation of our allowance may not be comparable with periods prior to December 31, 2012.

Our allocation of the allowance for loan losses remained relatively unchanged from December 31, 2010 to December 31, 2011 in each loan category, including the allocation to credit card loans.  Annualized net credit card charge-offs to credit card loans decreased from 2.37% at December 31, 2010 to 2.06% at December 31, 2011.  Although we continued to have minimal credit card losses compared to the industry, credit card loans are unsecured loans.  The economic downturn could adversely affect consumers in a more delayed fashion compared to commercial business in general.  Increasing unemployment and diminished asset values could prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a significant adverse effect on our unsecured credit card portfolio.

The unallocated allowance for loan losses for December 31, 2011, was based on our concerns over the uncertainty of the national economy and the economy in Arkansas, Missouri and Kansas.  The impact of market pricing in the poultry, timber and catfish industries in Arkansas remained uncertain.  We were also cautious regarding the continued softening of the real estate market, specifically in the Northwest Arkansas region.  The housing industry remained one of the weakest links for economic recovery.  Although the unemployment rate in Arkansas, Missouri and Kansas was lagging behind the national average, it remained at historically high levels.  We actively monitor the status of these industries and economic factors as they relate to our loan portfolio and make changes to the allowance for loan losses as necessary.  Based on our analysis of loans and external uncertainties, we believe the allowance for loan losses in its entirety was appropriate for the year ended December 31, 2011.

The following table sets forth the sum of the amounts of the allowance for loan losses attributable to individual loans within each category, or loan categories in general and, prior to December 31, 2012, the unallocated allowance.  As previously discussed, we refined our allowance calculation during 2012 such that we no longer maintain unallocated allowance.  The table also reflects the percentage of loans in each category to the total loan portfolio, excluding loans acquired, for each of the periods indicated.  These allowance amounts have been computed using the Company’s internal grading system, specific impairment analysis, qualitative and quantitative factor allocations.  The amounts shown are not necessarily indicative of the actual future losses that may occur within individual categories.  We had no allocation of our allowance to loans acquired for any of the periods presented.

Table 12:	Allocation of Allowance for Loan Losses

	December 31
	2012		2011		2010		2009		2008
	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
(In thousands)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)

Credit cards	$7,211	11.4%	$5,513	12.0%	$5,549	11.3%	$5,808	10.1%	$3,957	8.8%
Other consumer	1,574	8.6%	1,638	9.9%	1,703	10.7%	1,719	13.5%	1,325	12.9%
Real estate	15,453	65.3%	10,117	63.4%	9,692	63.4%	11,164	62.4%	11,695	63.1%
Commercial	3,446	14.4%	2,063	14.4%	2,277	14.1%	2,451	13.7%	2,255	14.7%
Other	198	0.3%	209	0.3%	255	0.5%	161	0.3%	209	0.5%
Unallocated	--		10,568		6,940		3,713		6,400

Total	$27,882	100.0%	$30,108	100.0%	$26,416	100.0%	$25,016	100.00%	$25,841	100.0%

(1)	Percentage of loans in each category to total loans, excluding loans acquired.

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

Held-to-maturity and available-for-sale investment securities were $496.1 million and $191.3 million, respectively, at December 31, 2012, compared to the held-to-maturity amount of $525.4 million and available-for-sale amount of $172.2 million at December 31, 2011.  Based on our level of pledging and our history of holding securities to maturity, our strategy sets portfolio targets of approximately 75% held-to-maturity and 25% available-for-sale.

As of December 31, 2012, $288.1 million, or 58.1%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 34.4% of which will mature in less than five years.  In the available-for-sale securities, $152.7 million, or 80.0%, were in U.S. Treasury and U.S. government agency securities, 37.6% of which will mature in less than five years.

In order to reduce our income tax burden, $207.4 million, or 41.8%, of the held-to-maturity securities portfolio, as of December 31, 2012, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale securities, there was $3.0 million invested in tax-exempt obligations of state and political subdivisions.  Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas issues, which are evaluated on an ongoing basis.  There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders' equity at December 31, 2012.

We have approximately $49,000 in mortgaged-backed securities in the held-to-maturity portfolio at December 31, 2012.  In the available-for-sale securities, approximately $20.4 million, or 10.7% were invested in mortgaged-backed securities.  Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities.

As of December 31, 2012, the held-to-maturity investment portfolio had gross unrealized gains of $5.3 million and gross unrealized losses of $0.8 million.

We had $2,000 realized gains during 2012 and no gross realized gains or losses during 2011.  We had gross realized gains of $467,000 and $150,000 realized losses during 2010 from the sales and/or calls of securities.  As part of our acquisition strategy related to SSB, we liquidated the acquired investment portfolio, resulting in net realized gain of $317,000 in 2010.

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

The unrealized losses on our investment securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of December 31, 2012, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2012, management believes the impairments detailed in the table below are temporary.

Table 13 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 13:	Investment Securities

	Years Ended December 31
	2012				2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Treasury	$--	$--	$--	$--	$4,000	$14	$--	$4,014
U.S. Government agencies	288,098	135	(679)	287,554	308,779	712	(154)	309,337
Mortgage-backed securities	49	1	--	50	62	1	--	63
State and political subdivisions	207,374	5,140	(160)	212,354	211,673	6,333	(144)	217,862
Other securities	620	--	--	620	930	--	--	930

Total	$496,141	$5,276	$(839)	$500,578	$525,444	$7,060	$(298)	$532,206

Available-for-Sale

U.S. Government agencies	$152,708	$65	$(292)	$152,481	$153,560	$295	$(228)	$153,627
Mortgage-backed securities	20,436	287	(89)	20,634	2,280	277	--	2,557
State and political subdivisions	2,989	--	(1)	2,988	--	--	--	--
Other securities	14,787	456	(4)	15,239	15,648	384	(5)	16,027

Total	$190,920	$808	$(386)	$191,342	$171,488	$956	$(233)	$172,211

Table 14 reflects the amortized cost and estimated fair value of securities at December 31, 2012, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 39.225% tax rate) of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 14:	Maturity Distribution of Investment Securities

	December 31, 2012
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value

Held-to-Maturity
U.S. Government agencies	$--	$172,116	$115,982	$--	$--	$288,098	$288,140	$287,554
Mortgage-backed securities	--	18	19	12	--	49	49	50
State and political subdivisions	27,871	57,178	52,735	69,590	--	207,374	207,386	212,354
Other securities	--	--	--	620	--	620	620	620

Total	$27,871	$229,312	$168,736	$70,222	$--	$496,141	$496,195	$500,578

Percentage of total	5.6%	46.2%	34.0%	14.2%	0.0%	100.0%

Weighted average yield	3.6%	1.4%	2.5%	4.5%	0.0%	2.3%

Available-for-Sale
U.S. Government agencies	$300	$71,622	$80,786	$--	$--	$152,708	$152,600	$152,481
Mortgage-backed securities	--	1,287	1,249	17,900	--	20,436	19,270	20,634
State and political subdivisions	1,708	1,281	--	--	--	2,989	2,940	2,988
Other securities	--	--	--	--	14,787	14,787	15,648	15,239

Total	$2,008	$74,190	$82,035	$17,900	$14,787	$190,920	$190,458	$191,342

Percentage of total	1.0%	38.9%	43.0%	9.4%	7.7%	100.0%

Weighted average yield	2.3%	0.8%	2.0%	1.1%	3.4%	1.6%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 92 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2012, core deposits comprised 86.5% of our total deposits.

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

Our total deposits as of December 31, 2012 were $2.874 billion, an increase of $223.8 million, or 8.4%, from $2.650 billion at December 31, 2011.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts throughout 2012.  Non-interest bearing transaction accounts increased $44.4 million to $576.7 million at December 31, 2012, compared to $532.3 million at December 31, 2011.  Interest bearing transaction and savings accounts were $1.421 billion at December 31, 2012, a $181.6 million increase compared to $1.240 billion on December 31, 2011.  Total time deposits decreased approximately $2.3 million to $876.4 million at December 31, 2012, from $878.6 million at December 31, 2011.  In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits.  We had $16.6 million and $20.6 million of brokered deposits at December 31, 2012 and 2011, respectively.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2012.

Table 15:	Average Deposit Balances and Rates

	December 31
	2012		2011		2010
	Average	Average	Average	Average	Average	Average
(In thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Non-interest bearing transaction accounts	$518,243	--	$482,651	--	$375,941	--
Interest bearing transaction and savings deposits	1,308,171	0.21%	1,217,218	0.30%	1,181,597	0.44%
Time deposits
$100,000 or more	368,437	0.95%	380,362	1.24%	381,432	1.62%
Other time deposits	492,567	0.90%	532,647	1.24%	525,714	1.55%

Total	$2,687,418	0.40%	$2,612,878	0.57%	$2,464,684	0.79%

The Company's maturities of large denomination time deposits at December 31, 2012 and 2011 are presented in table 16.

Table 16:	Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit
	($100,000 or more)
	December 31
	2012		2011
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$95,928	25.9%	$109,974	29.0%
Over 3 months to 6 months	78,335	21.1%	96,214	25.4%
Over 6 months to 12 months	107,238	28.9%	101,862	26.9%
Over 12 months	89,097	24.0%	70,775	18.7%

Total	$370,598	100.00%	$378,825	100.00%

Fed Funds Purchased and Securities Sold under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $104.1 million at December 31, 2012, as compared to $114.8 million at December 31, 2011.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased.  Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our debt was $110.1 million and $121.1 million at December 31, 2012 and 2011, respectively.  The outstanding long-term debt balance for December 31, 2012, includes $89.5 million in FHLB long-term advances and $20.6 million of trust preferred securities.  The outstanding balance for December 31, 2011, includes $89.9 million in FHLB long-term advances, $30.9 million of trust preferred securities and $0.3 million in other short-term borrowings.

During the year ended December 31, 2012, we reduced our debt by $11.0 million from December 31, 2011, primarily due to our election to retire $10.3 million of trust preferred securities with an 8.25% fixed interest rate on September 28, 2012.  Scheduled payoffs of FHLB advances and short-term debt resulted in the remainder of the decrease in debt.

Aggregate annual maturities of long-term debt at December 31, 2012 are presented in table 17.

Table 17:	Maturities of Long-Term Debt

		Annual
(In thousands)	Year	Maturities

	2013	$17,185
	2014	11,758
	2015	5,496
	2016	13,874
	2017	5,627
	Thereafter	56,121
	Total	$110,061

Capital

Overview

At December 31, 2012, total capital reached $406.1 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2012, our equity to asset ratio was 11.5% compared to 12.3% at year-end 2011.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2012, no preferred stock has been issued.

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

During 2012, we repurchased 725,887 shares of stock with a weighted average repurchase price of $24.24 per share.  Under the current stock repurchase plan, an additional 573,700 shares are available for repurchase.

Cash Dividends

We declared cash dividends on our common stock of $0.80 per share for the twelve months ended December 31, 2012, compared to $0.76 per share for the twelve months ended December 31, 2011.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.  See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, for additional information regarding cash dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2012, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2012 and 2011, are presented in table 18 below:

Table 18:	Risk-Based Capital

	December 31
(In thousands, except ratios)	2012	2011

Tier 1 capital
Stockholders’ equity	$406,062	$407,911
Trust preferred securities	20,000	30,000
Goodwill and core deposit premiums	(48,966)	(47,889)
Unrealized gain on available-for-sale securities, net of income taxes	(257)	(439)

Total Tier 1 capital	376,839	389,583

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	19	9
Qualifying allowance for loan losses	24,743	22,682

Total Tier 2 capital	24,762	22,691

Total risk-based capital	$401,601	$412,274

Risk weighted assets	$1,974,800	$1,805,585

Ratios at end of year
Tier 1leverage ratio	10.81%	11.86%
Tier 1risk-based capital ratio	19.08%	21.58%
Total risk-based capital ratio	20.34%	22.83%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	5.00%	5.00%
Total risk-based capital ratio	10.00%	10.00%

Risk-Based Capital

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

One of the 2012 Capital Proposals (the “Basel III Proposal”) deals with the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as Basel III for strengthening international capital standards.  The other proposal (the “Standardized Approach Proposal”) deals with risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords.  As proposed, the Basel III Proposal and the Standardized Approach Proposal were to have come into effect on January 1, 2013 and January 1, 2015, respectively.

In addition to the requirements of the Basel III final capital framework, the Basel III Proposal, among other things requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies.  For bank holding companies with less than $15 billion in assets, the phase-out was to be in equal installments between 2013 and 2022.

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

On November 9, 2012, the Federal Reserve announced a delay of the effective date of Basel III and Standardized Approach Proposal requirements, with no announcement of a possible new effective date.  Management believes that, as of December 31, 2012, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective.  There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2012, includes notes payable, FHLB long-term advances and trust preferred securities, all of which we are contractually obligated to repay in future periods.

Operating lease obligations entered into by the Company are generally associated with the operation of a few of our financial centers located throughout the states of Arkansas, Kansas and Missouri.  Our financial obligation on these locations is considered immaterial due to the limited number of financial centers that operate under an agreement of this type.  Historically, we have purchased all of our automated teller machines (“ATMs”) and depreciated them over their estimated lives.  In December 2012, we entered into a five-year operating lease agreement with our service provider to replace and maintain all outdated ATMs and the related operating software.

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

The funding requirements of the Company's most significant financial commitments, at December 31, 2012, are shown in table 19.

Table 19:	Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total

Long-term debt	$17,185	$17,254	$19,501	$56,121	$110,061
ATM lease commitments	942	1,884	1,884	--	4,710
Credit card loan commitments	401,817	--	--	--	401,817
Other loan commitments	301,444	--	--	--	301,444
Letters of credit	9,901	--	--	--	9,901

Reconciliation of Non-GAAP Measures

We have $64.4 million and $62.2 million total goodwill and core deposit premiums for the periods ended December 31, 2012 and December 31, 2011, respectively.  Because of our high level of these two intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).  This non-GAAP calculation for the twelve months ended December 31, 2012, 2011, 2010, 2009, and 2008, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 20.

Table 20:	Return on Tangible Equity

(In thousands, except ratios)	2012	2011	2010	2009	2008

Twelve months ended

Return on average stockholders’ equity: (A/C)	6.77%	6.25%	9.69%	8.26%	9.54%
Return on average tangible equity - (non-GAAP): (A+B)/(C-D)	8.05%	7.54%	11.71%	10.61%	12.54%

(A) Net income	$27,684	$25,374	$37,117	$25,210	$26,910
(B) Amortization of intangibles, net of taxes	212	537	478	503	504
(C) Average stockholders' equity	409,187	406,093	383,141	305,210	282,186
(D) Average goodwill and core deposits, net	62,499	62,631	62,125	62,789	63,600

The table below presents computations of core earnings (net income excluding nonrecurring items {gain from the cash proceeds on mandatory Visa stock redemption, Visa litigation expense reversal, gain from the sale of MasterCard stock, gains on FDIC-assisted transactions and the related merger costs, liquidation gains and losses from FDIC-assisted transactions and the one-time costs of branch right sizing}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

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

During the third quarter of 2012, we recorded an after-tax bargain purchase gain of $681,000 on the FDIC-assisted acquisition of Truman, along with merger related costs of $495,000, after tax.   These nonrecurring items related to Truman contributed $0.01to diluted earnings per share.

During the fourth quarter of 2012, we recorded an after-tax bargain purchase gain of $1.4 million on the FDIC-assisted acquisition of Excel, along with merger related costs of $657,000, after tax.  Also, as part of our acquisition strategy, FHLB advances were paid off resulting in a $106,000 pre-payment expense, after tax.  These nonrecurring items related to Excel contributed $0.04 to diluted earnings per share.

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

During the fourth quarter of 2010, we recorded an after tax bargain purchase gain of $18.3 million on the FDIC-assisted acquisition of SSB, along with merger related costs of $1.2 million, after tax. Also, as part of our acquisition strategy, the investment portfolio was liquidated resulting in an after tax gain of $193,000, and FHLB advances were paid off resulting in a $361,000 pre-payment expense, after tax.  These nonrecurring items related to SSB contributed $0.56 to diluted earnings per share.

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

See table 21 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 21:	Reconciliation of Core Earnings (non-GAAP)

(In thousands, except share data)	2012	2011	2010	2009	2008

Twelve months ended

Net Income	$27,684	$25,374	$37,117	$25,210	$26,910
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	--	--	(2,973)
Litigation liability expense/reversal (Visa)	--	--	--	--	(1,220)
Gain on sale of MasterCard stock	--	(1,132)	--	--	--
Gain on FDIC-assisted transactions	(3,411)	--	(21,314)	--	--
Merger related costs	1,896	357	2,611	--	--
Gains from sale of securities	--	--	(317)	--	--
FHLB prepayment penalties	175	--	594	--	--
Branch right sizing	--	141	372	--	--
Tax effect (39.225%) (1)	526	248	6,978	--	1,635
Net nonrecurring items	(814)	(386)	(11,076)	--	(2,558)
Core earnings (non-GAAP)	$26,870	$24,988	$26,041	$25,210	$24,352

Diluted earnings per share	$1.64	$1.47	$2.15	$1.74	$1.91
Nonrecurring items
Mandatory stock redemption gain (Visa)	--	--	--	--	(0.21)
Litigation liability expense/reversal (Visa)	--	--	--	--	(0.09)
Gain on sale of MasterCard stock	--	(0.07)	--	--	--
Gain on FDIC-assisted transactions	(0.21)	--	(1.23)	--	--
Merger related costs	0.12	0.02	0.15	--	--
Gain from sale of securities	--	--	(0.02)	--	--
FHLB prepayment penalties	0.01	--	0.03	--	--
Branch right sizing	--	0.01	0.02	--	--
Tax effect (39.225%) (1)	0.03	0.02	0.41	--	0.12
Net nonrecurring items	(0.05)	(0.02)	(0.64)	--	(0.18)
Diluted core earnings per share (non-GAAP)	$1.59	$1.45	$1.51	$1.74	$1.73

(1)	For 2010, effective tax rate of 39.225%, adjusted for additional fair value deduction related to the donation of a closed branch with a fair value significantly higher than its book value.

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 22.

Table 22:	Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2012
Net interest income	$27,718	$27,251	$27,941	$30,607	$113,517
Provision for loan losses	771	775	1,299	1,295	4,140
Non-interest income	10,723	11,093	11,812	14,743	48,371
Non-interest expense	28,637	28,244	28,686	32,166	117,733
Net income	6,355	6,536	6,760	8,033	27,684
Basic earnings per share	0.37	0.38	0.41	0.48	1.64
Diluted earnings per share	0.37	0.38	0.41	0.48	1.64

2011
Net interest income	$26,834	$27,250	$27,279	$27,297	$108,660
Provision for loan losses	2,675	3,328	2,842	2,831	11,676
Non-interest income	12,632	14,364	13,722	12,747	53,465
Non-interest expense	29,975	28,692	27,633	28,350	114,650
Net income	5,066	6,746	7,257	6,305	25,374
Basic earnings per share	0.29	0.39	0.42	0.37	1.47
Diluted earnings per share	0.29	0.39	0.42	0.37	1.47

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements.  At December 31, 2012, undivided profits of the Company's subsidiary banks were approximately $188.4 million, of which approximately $14.3 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At December 31, 2012, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At December 31, 2012, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 21.6% of total assets, as compared to 23.1% at December 31, 2011.

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

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and its subsidiary banks have approximately $71 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  In order to ensure availability of these upstream funds, we have a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $40 million in funds on a given day.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our network of subsidiary banks throughout Arkansas.  Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $520 million of these lines of credit are currently available, if needed.

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

The table below presents our interest rate sensitivity position at December 31, 2012.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 23:	Interest Rate Sensitivity

	Interest Rate Sensitivity Period
(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total

Earning assets
Short-term investments	$490,327	$--	$--	$--	$--	$--	$--	$490,327
Assets held in trading accounts	5,224	1,000	--	--	--	--	--	6,224
Investment securities	158,641	135,501	125,237	81,020	26,624	46,019	114,441	687,483
Mortgage loans held for sale	25,367	--	--	--	--	--	--	25,367
Loans	538,608	99,265	173,218	221,171	238,216	323,912	34,123	1,628,513
Loans acquired, not covered	38,402	3,754	10,587	12,194	13,671	4,156	--	82,764
Loans acquired, covered	97,829	9,562	26,970	31,063	34,826	10,592	--	210,842
Total earning assets	1,354,398	249,082	336,012	345,448	313,337	384,679	148,564	3,131,520

Interest bearing liabilities
Interest bearing transaction and savings deposits	768,615	--	--	--	130,504	391,513	130,505	1,421,137
Time deposits	96,111	126,981	182,402	253,366	140,387	77,103	21	876,371
Short-term debt	104,078	--	--	--	--	--	--	104,078
Long-term debt	27,394	2,161	4,810	8,316	6,802	37,396	23,182	110,061
Total interest bearing liabilities	996,198	129,142	187,212	261,682	277,693	506,012	153,708	2,511,647

Interest rate sensitivity Gap	$358,200	$119,940	$148,800	$83,766	$35,644	$(121,333)	$(5,144)	$619,873
Cumulative interest rate sensitivity Gap	$358,200	$478,140	$626,940	$710,706	$746,350	$625,017	$619,873
Cumulative rate sensitive assets to rate sensitive liabilities	136.0%	142.5%	147.8%	145.1%	140.3%	126.5%	124.7%
Cumulative Gap as a % of earning assets	11.4%	15.3%	20.0%	22.7%	23.8%	20.0%	19.8%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 53 hereof.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This assessment excluded internal control over financial reporting for the operations of Truman Bank (“Truman”) of St. Louis, Missouri and Excel Bank, (“Excel”) of Sedalia, Missouri, as allowed by the SEC for current year acquisitions. Truman was acquired on September 14, 2012 and represented 5.3% of assets at December 31, 2012 and its banking operations represented 1.9% of total consolidated revenue for the year ended December 31, 2012. Excel was acquired on October 19, 2012 and represented 4.0% of assets at December 31, 2012 and its banking operations represented 0.8% of total consolidated revenue for the year ended December 31, 2012.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited Simmons First National Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As permitted, the Company excluded the operations of Truman Bank of St. Louis, Missouri and Excel Bank, of Sedalia, Kansas, financial institutions acquired on September 14, 2012 and October 19, 2012, respectively, from the scope of management's report on internal control over financial reporting. As such, these entities have also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Simmons First National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Simmons First National Corporation and our report dated March 12, 2013, expressed an unqualified opinion thereon.

BKD, LLP /s/ BKD, LLP

Pine Bluff, Arkansas
March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation as of December 31, 2012, and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2012.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simmons First National Corporation as of December 31, 2012, and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simmons First National Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2013, expressed an  unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP /s/ BKD, LLP

Pine Bluff, Arkansas
March 12, 2013

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2012 and 2011

(In thousands, except share data)	2012	2011

ASSETS
Cash and non-interest bearing balances due from banks	$47,470	$35,087
Interest bearing balances due from banks	467,984	535,119
Federal funds sold	22,343	--
Cash and cash equivalents	537,797	570,206
Investment securities	687,483	697,656
Mortgage loans held for sale	25,367	22,976
Assets held in trading accounts	6,224	7,541
Loans:
Loans	1,628,513	1,579,769
Allowance for loan losses	(27,882)	(30,108)
Loans acquired, covered by FDIC loss share (net of discount)	210,842	158,075
Loans acquired, not covered by FDIC loss share (net of discount)	82,764	--
Net loans	1,894,237	1,707,736
FDIC indemnification asset	75,286	47,683
Premises and equipment	87,557	86,486
Foreclosed assets	33,352	22,887
Foreclosed assets covered by FDIC loss share	27,620	11,685
Interest receivable	14,530	15,126
Bank owned life insurance	52,066	50,579
Goodwill	60,605	60,605
Core deposit premiums	3,760	1,579
Other assets	21,605	17,384
Total assets	$3,527,489	$3,320,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$576,655	$532,259
Interest bearing transaction accounts and savings deposits	1,421,137	1,239,504
Time deposits	876,371	878,634
Total deposits	2,874,163	2,650,397
Federal funds purchased and securities sold under agreements to repurchase	104,078	114,766
Other borrowings	89,441	90,170
Subordinated debentures	20,620	30,930
Accrued interest and other liabilities	33,125	25,955
Total liabilities	3,121,427	2,912,218

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at December 31, 2012 and 2011s	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 16,542,778 and 17,212,317 shares issued and outstanding at December 31, 2012 and 2011, respectively	165	172
Surplus	96,587	112,436
Undivided profits	309,053	294,864
Accumulated other comprehensive income	257	439
Total stockholders’ equity	406,062	407,911
Total liabilities and stockholders’ equity	$3,527,489	$3,320,129

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2012, 2011 and 2010

(In thousands, except per share data)	2012	2011	2010

INTEREST INCOME
Loans not covered by FDIC loss share	$91,734	$95,713	$106,062
Loans covered by FDIC loss share	22,767	17,118	4,204
Federal funds sold	7	6	15
Investment securities	12,721	14,583	17,208
Mortgage loans held for sale	637	503	715
Assets held in trading accounts	48	33	30
Interest bearing balances due from banks	1,220	1,100	721
TOTAL INTEREST INCOME	129,134	129,056	128,955

INTEREST EXPENSE
Deposits	10,625	14,925	19,537
Federal funds purchased and securities sold under agreements to repurchase	310	450	532
Other borrowings	3,354	3,512	5,018
Subordinated debentures	1,328	1,509	1,919
TOTAL INTEREST EXPENSE	15,617	20,396	27,006

NET INTEREST INCOME	113,517	108,660	101,949
Provision for loan losses	4,140	11,676	14,129

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	109,377	96,984	87,820

NON-INTEREST INCOME
Trust income	5,473	5,375	5,179
Service charges on deposit accounts	16,808	16,808	17,700
Other service charges and fees	2,961	2,980	2,812
Mortgage lending income	5,997	4,188	4,810
Investment banking income	2,038	1,478	2,236
Credit card fees	17,045	16,828	16,140
Premiums on sale of student loans	--	--	2,524
Bank owned life insurance income	1,463	1,481	1,670
Gain on sale of securities, net	2	--	317
Gain on FDIC assisted transactions	3,411	--	21,314
Net (loss) gain on assets covered by FDIC loss share agreements	(9,793)	154	318
Other income	2,966	4,173	2,854
TOTAL NON-INTEREST INCOME	48,371	53,465	77,874

NON-INTEREST EXPENSE
Salaries and employee benefits	66,999	65,058	60,731
Occupancy expense, net	8,603	8,443	7,808
Furniture and equipment expense	6,882	6,633	6,093
Other real estate and foreclosure expense	992	678	974
Deposit insurance	2,086	2,387	3,813
Merger related costs	1,896	357	2,611
Other operating expenses	30,275	31,094	29,233
TOTAL NON-INTEREST EXPENSE	117,733	114,650	111,263

INCOME BEFORE INCOME TAXES	40,015	35,799	54,431
Provision for income taxes	12,331	10,425	17,314

NET INCOME	$27,684	$25,374	$37,117
BASIC EARNINGS PER SHARE	$1.64	$1.47	$2.16
DILUTED EARNINGS PER SHARE	$1.64	$1.47	$2.15

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012, 2011 and 2010

(In thousands)	2012	2011	2010

NET INCOME	$27,684	$25,374	$37,117

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(297)	(120)	(94)
Less: Reclassificaton adjustment for realized gains included in net income	2	-	317
Other comprehensive loss, before tax effect	(299)	(120)	(411)
Tax effect of other comprehensive loss	(117)	(47)	(161)
OTHER COMPREHENSIVE LOSS	(182)	(73)	(250)

COMPREHENSIVE INCOME	$27,502	$25,301	$36,867

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010

(In thousands)	2012	2011	2010

OPERATING ACTIVITIES
Net income	$27,684	$25,374	$37,117
Items not requiring (providing) cash
Depreciation and amortization	5,516	6,067	5,724
Provision for loan losses	4,140	11,676	14,129
Gain on sale of investment securities	(2)	--	(317)
Net accretion of investment securities	(283)	(51)	(7)
Stock-based compensation expense	1,388	1,204	974
Net accretion on assets covered by FDIC loss share	(2,807)	(4,448)	(595)
Gain on FDIC-assisted transactions	(3,411)	--	(21,314)
Deferred income taxes	485	(3,571)	8,428
Bank owned life insurance income	(1,463)	(1,481)	(1,670)
Changes in
Interest receivable	596	2,237	518
Mortgage loans held for sale	(2,391)	(5,739)	(8,840)
Assets held in trading accounts	1,317	36	(691)
Other assets	1,961	4,742	3,660
Accrued interest and other liabilities	3,054	(2,847)	2,282
Income taxes payable	298	(3,642)	(291)
Net cash provided by operating activities	36,082	29,557	39,107

INVESTING ACTIVITIES
Net (originations) collections of loans	(48,502)	75,516	128,451
Net collections of loans covered by FDIC loss share	83,460	66,967	26,046
Purchases of premises and equipment, net	(2,268)	(14,470)	(4,001)
Proceeds from sale of foreclosed assets held for sale	8,322	20,512	37,310
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	14,560	8,200	4,284
Net purchases of short-term investment securities	--	--	(1)
Proceeds from sale of available-for-sale securities	2,576	5,350	75,948
Proceeds from maturities of available-for-sale securities	347,205	302,438	520,883
Purchases of available-for-sale securities	(336,924)	(331,583)	(461,904)
Proceeds from maturities of held-to-maturity securities	713,362	228,284	331,527
Purchases of held-to-maturity securities	(683,820)	(288,505)	(332,655)
Purchases of bank owned life insurance	(25)	(25)	(6,482)
Net cash proceeds received in FDIC-assisted transactions	76,586	--	99,677
Cash received on FDIC loss share	12,471	28,872	3,751
Net cash provided by investing activities	187,003	101,556	422,834

FINANCING ACTIVITIES
Net change in deposits	(173,379)	41,628	(258,980)
Dividends paid	(13,495)	(13,156)	(13,091)
Net change in other borrowed funds	(8,922)	(44,257)	(95,998)
Repayment of subordinated debentures	(10,310)	--	--
Net change in federal funds purchased and securities sold under agreements to repurchase	(32,144)	5,627	3,229
Net shares issued under stock compensation plans	323	474	1,374
Repurchase of common stock	(17,567)	(3,283)	--
Net cash used in financing activities	(255,494)	(12,967)	(363,466)

(DECREASE) INCREASE IN CASH EQUIVALENTS	(32,409)	118,146	98,475
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	570,206	452,060	353,585

CASH AND CASH EQUIVALENTS, END OF YEAR	$537,797	$570,206	$452,060

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2009	$171	$111,694	$762	$258,620	$371,247
Comprehensive income:
Net income	--	--	--	37,117	37,117
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($161)	--	--	(250)	--	(250)
Comprehensive income					36,867
Stock issued as bonus shares – 83,245 shares	1	203	--	--	204
Vesting bonus shares	--	801	--	--	801
Stock issued for employee stock purchase plan – 4,947 shares	--	131	--	--	131
Exercise of stock options – 108,604 shares	1	1,460	--	--	1,461
Stock granted under stock-based compensation plans	--	173	--	--	173
Securities exchanged under stock option plan	--	(422)	--	--	(422)
Cash dividends – $0.76 per share	--	--	--	(13,091)	(13,091)

Balance, December 31, 2010	173	114,040	512	282,646	397,371
Comprehensive income:
Net income	--	--	--	25,374	25,374
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($47)	--	--	(73)	--	(73)
Comprehensive income					25,301
Stock issued as bonus shares – 47,995 shares	--	98	--	--	98
Vesting bonus shares	--	1,066	--	--	1,066
Stock issued for employee stock purchase plan – 4,805 shares	--	127	--	--	127
Exercise of stock options – 30,319 shares	--	385	--	--	385
Stock granted under stock-based compensation plans	--	138	--	--	138
Securities exchanged under stock option plan – (5,252 shares)	--	(136)	--	--	(136)
Repurchase of common stock – (137,144 shares)	(1)	(3,282)	--	--	(3,283)
Cash dividends – $0.76 per share	--	--	--	(13,156)	(13,156)

Balance, December 31, 2011	172	112,436	439	294,864	407,911
Comprehensive income:
Net income	--	--	--	27,684	27,684
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($117)	--	--	(182)	--	(182)
Comprehensive income					27,502
Stock issued as bonus shares – 51,245 shares	--	191	--	--	191
Vesting bonus shares	--	1,305	--	--	1,305
Stock issued for employee stock purchase plan – 5,103 shares	--	132	--	--	132
Stock granted under stock-based compensation plans	--	83	--	--	83
Repurchase of common stock – (725,887 shares)	(7)	(17,560)	--	--	(17,567)
Cash dividends – $0.80 per share	--	--	--	(13,495)	(13,495)

Balance, December 31, 2012	$165	$96,587	$257	$309,053	$406,062

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company applies accounting guidance related to recognition and presentation of other-than-temporary impairment under ASC Topic 320-10.  When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, the Company’s consolidated statements of income reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs.  Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments.  These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund.  Typically, the Company delivers the mortgage loans within a few days after the loans are funded.  These commitments are derivative instruments and their fair values at December 31, 2012 and 2011 are not material.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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

For discussion of the Company’s accounting for acquired loans, see Acquisition Accounting, Covered Loans and Related Indemnification Asset later in this section.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses in the loan portfolio.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

Allocations to the allowance for loan losses are categorized as either general reserves or specific reserves.

The general reserve is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) concentrations of credit within the loan portfolio, (6) the experience, ability and depth of lending management and staff and (7) other factors and trends that will affect specific loans and categories of loans.  The Company establishes general allocations for each major loan category and risk rating.  This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.  General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories.

Specific reserves are provided on loans that are considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loan, including scheduled principal and interest payments.  This includes loans that are delinquent 90 days or more, nonaccrual loans and certain other loans identified by management. Certain other loans identified by management consist of performing loans where management expects that the Company will not receive all amounts due according to the contractual terms of the loan, including scheduled principal and interest payments. Specific reserves are accrued for probable losses on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.  Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days unless management is aware of circumstances which warrant continuing the interest accrual.  Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

Prior to December 31, 2012, the Company measured the appropriateness of the allowance for loan losses in its entirety using (a)ASC 450-20 which includes quantitative (historical loss rates) and qualitative factors (management adjustment factors) such as (1) lending policies and procedures, (2) economic outlook and business conditions, (3) level and trend in delinquencies, (4) concentrations of credit and (5) external factors and competition; which were combined with the historical loss rates to create the baseline factors that were allocated to the various loan categories; (b) specific allocations on impaired loans in accordance with ASC 310-10; and (c) the unallocated amount.

The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as (1) trends in volume, maturity and composition, (2) national, state and local economic trends and conditions, (3) the experience, ability and depth of lending management and staff and (4) other factors and trends that will affect specific loans and categories of loans, such as a heightened risk in agriculture, credit card and commercial real estate loan portfolios.

As of December 31, 2012, the Company refined its allowance calculation.  As part of the refinement process, management evaluated the criteria previously applied to the entire loan portfolio, and used to calculate the unallocated portion of the allowance, and applied those criteria to each specific loan category.  This included the impact of national, state and local economic trends, external factors and competition, economic outlook and business conditions and other factors and trends that will affect specific loans and categories of loans.  As a result of the refined allowance calculation, the allocation of the Company’s allowance for loan losses may not be comparable with periods prior to December 31, 2012.

Management’s evaluation of the allowance for loan losses is inherently subjective as it requires material estimates.  The actual amounts of loan losses realized in the near term could differ from the amounts estimated in arriving at the allowance for loan losses reported in the financial statements.

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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers.  The Company records all derivatives on the balance sheet at fair value.  Historically, the Company’s policy has been not to invest in derivative type investments, but, in an effort to meet the financing needs of its customers, the Company has entered into two fair value hedges.  Fair value hedges include interest rate swap agreements on fixed rate loans.  For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument.  The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amount of the loans being hedged was $5.3 million at December 31, 2012, and $1.5 million at December 31, 2011.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2012	2011	2010

Net Income	$27,684	$25,374	$37,117

Average common shares outstanding	16,909	17,309	17,204
Average common share stock options outstanding	2	9	61
Average diluted common shares	16,911	17,318	17,265

Basic earnings per share	$1.64	$1.47	$2.16
Diluted earnings per share	$1.64	$1.47	$2.15

Stock options to purchase 141,050, 147,470 and 95,770 shares, respectively, for the years ended December 31, 2012, 2011 and 2010, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

On September 14, 2012, the Company, through its wholly-owned subsidiary, Simmons First National Bank (“SFNB” or “lead bank”), entered into a purchase and assumption agreement with loss share arrangements and a separate loan sale agreement with the FDIC to purchase substantially all of the assets and to assume substantially all of the deposits and certain other liabilities of Truman Bank of St. Louis, Missouri (“Truman”), with four branches in the St. Louis metro area.  The Company recognized a pre-tax gain of $1.1 million on this transaction and incurred pre-tax merger related costs of $815,000.

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

On October 19, 2012, the Company, through the lead bank, entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and to assume substantially all of the deposits and certain other liabilities of Excel Bank of Sedalia, Missouri (“Excel”), with three branches in the Kansas City metro area and one branch in the St. Louis metro area.  The Company recognized a pre-tax gain of $2.3 million on this transaction and incurred pre-tax merger related costs of $1.1 million.

A summary, at fair value, of the assets acquired and liabilities assumed in the Excel transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from the FDIC	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$18,622	$--	$18,622
Cash received from FDIC	13,845	--	13,845
Federal funds sold	104	--	104
Investment securities	8,583	--	8,583
Loans acquired, covered by FDIC loss share	111,807	(33,660)	78,147
Loans acquired, not covered by FDIC loss share	26,528	(5,376)	21,152
Foreclosed assets covered by FDIC loss share	6,671	(3,558)	3,113
Foreclosed assets not covered by FDIC loss share	8,265	(2,404)	5,861
FDIC indemnification asset	--	26,218	26,218
Premises and equipment	2,582	--	2,582
Core deposit premium	--	1,337	1,337
Other assets	972	--	972
Total assets acquired	197,979	(17,443)	180,536

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	19,372	--	19,372
Interest bearing transaction accounts and savings deposits	55,082	--	55,082
Time deposits	94,138	--	94,138
Total deposits	168,592	--	168,592
FHLB borrowings	8,010	183	8,193
FDIC true-up provision	--	328	328
Accrued interest and other liabilities	426	706	1,132
Total liabilities assumed	$177,028	$1,217	178,245

Pre-tax gain on FDIC-assisted transaction			$2,291

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the transactions above.

Cash and due from banks, cash received from FDIC and Federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.  The $10.5 million cash received from the FDIC for Truman and $13.8 million for Excel is the first pro-forma cash settlement received from the FDIC on Monday following the closing weekend.  The $1.3 million payable to the FDIC for Truman is the excess amount received from the settlement.

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

Core deposit premium – This intangible asset represents the value of the relationships that Truman and Excel had with their deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date.  Even though deposit rates were above market, because SFNB reset deposit rates to current market rates, there was no fair value adjustment recorded for time deposits.

Federal funds purchased and other borrowings, and payable to the FDIC – The carrying amount of these liabilities is a reasonable estimate of fair value based on the short-term nature of these liabilities.  The $1.3 million payable to the FDIC for Truman is the excess amount from the first pro-forma cash settlement received from the FDIC on Monday following the closing weekend.

FHLB borrowings – The fair value of Federal Home Loan Bank (“FHLB”) borrowings is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.  Included in the Excel acquisition were FHLB borrowed funds with a fair value totaling $8.2 million.  The Company did not need these advances to meet its liquidity needs, and redeemed the advances during the fourth quarter of 2012.

FDIC true-up provision – The purchase and assumption agreements for Truman and Excel allow for the FDIC to recover a portion of the funds previously paid out under the indemnification agreement in the event losses fail to reach the expected loss level under a claw back provision (“true-up provision”).  A true-up is scheduled to occur in the calendar month in which the tenth anniversary of the respective closing occurs.  If the threshold is not met, the assuming institution is required to pay the FDIC 50 percent of the excess, if any, within 45 days following the true-up.

The value of the true-up provision liability is calculated as the present value of the estimated payment to the FDIC in the tenth year using the formula provided in the agreements. The result of the calculation is based on the net present value of expected future cash payments to be made by SFNB to the FDIC at the conclusion of the loss share agreements.  The discount rate used was based on current market rates. The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets.  The value of the true-up provision is included in accrued interest and other liabilities on the balance sheet.  Calculations in accordance with the agreement resulted in no true-up provision to be recorded for Truman as of the acquisition date.

In connection with the Truman and Excel acquisitions, SFNB and the FDIC will share in the losses on assets covered under the loss share agreements.  The FDIC will reimburse SFNB for 80% of all losses on covered assets.  The loss sharing agreements entered into by SFNB and the FDIC in conjunction with the purchase and assumption agreements require that SFNB follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses.  Additionally, to the extent that actual losses incurred by SFNB under the loss share agreements are less than expected, SFNB may be required to reimburse the FDIC under the clawback provisions of the loss share agreements.  At December 31, 2012, the covered loans and covered other real estate owned and the related FDIC indemnification asset (collectively, the “covered assets”) were reported at the net present value of expected future amounts to be paid or received.

Purchased loans acquired in a business combination, including loans purchased in the Truman and Excel acquisitions (both covered and not covered), are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  Purchased loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, accounting guidance for certain loans or debt securities acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses.  Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges and an adjustment in accretable yield, recognized on a prospective basis over the loan’s or pool’s remaining life, which will have a positive impact on interest income.

The Company expects to finalize its analysis of the acquired loans along with the other acquired assets and assumed liabilities in this transaction over the next few months, within one year of each acquisition.  Therefore, adjustments to the estimated amounts and carrying values may occur.  See Note 5, Loans Acquired, for discussion regarding subsequent evaluation of future cash flows.

The Bank acquired approximately $1.4 million and $2.6 million of the real estate, banking facilities, furniture and equipment of Truman and Excel, respectively, as part of the purchase and assumption agreements, and has the option to assume existing leases on the remaining banking facilities. The option to assume leases expires 90 days after the acquisition date. The Bank is leasing these facilities and equipment from the FDIC until leases are assumed, or a final decision not to lease is made.

NOTE 3:	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2012				2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity

U.S. Treasury	$--	$--	$--	$--	$4,000	$14	$--	$4,014
U.S. Government agencies	288,098	135	(679)	287,554	308,779	712	(154)	309,337
Mortgage-backed securities	49	1	--	50	62	1	--	63
State and political subdivisions	207,374	5,140	(160)	212,354	211,673	6,333	(144)	217,862
Other securities	620	--	--	620	930	--	--	930

Total	$496,141	$5,276	$(839)	$500,578	$525,444	$7,060	$(298)	$532,206

Available-for-Sale

U.S. Government agencies	$152,708	$65	$(292)	$152,481	$153,560	$295	$(228)	$153,627
Mortgage-backed securities	20,436	287	(89)	20,634	2,280	277	--	2,557
State and political subdivisions	2,989	--	(1)	2,988	--	--	--	--
Other securities	14,787	456	(4)	15,239	15,649	384	(5)	16,028

Total	$190,920	$808	$(386)	$191,342	$171,489	$956	$(233)	$172,212

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2012 and 2011, was $332.1 million and $196.3 million, which is approximately 48.0% and 27.9%, respectively, of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2012

Held-to-Maturity

U.S. Government agencies	$196,783	$679	$--	$--	$196,783	$679
State and political subdivisions	13,098	70	511	90	13,609	160

Total	$209,881	$749	$511	$90	$210,392	$839

Available-for-Sale

U.S. Government agencies	$105,994	$292	$--	$--	$105,994	$292
Mortgage-backed securities	14,420	88	25	1	14,445	89
State and political subdivisions	1,229	1	--	--	1,229	1
Other securities	1	4	--	--	1	4

Total	$121,644	$385	$25	$1	$121,669	$386

December 31, 2011

Held-to-Maturity

U.S. Government agencies	$83,128	$154	$--	$--	$83,128	$154
State and political subdivisions	4,673	11	1,226	133	5,899	144

Total	$87,801	$165	$1,226	$133	$89,027	$298

Available-for-Sale

U.S. Government agencies	$106,097	$201	$1,166	$27	$107,263	$228
Mortgage-backed securities	--	--	35	--	35	--
Other securities	1	5	--	--	1	5

Total	$106,098	$206	$1,201	$27	$107,299	$233

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2012, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2012, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on the above securities for the years ended December 31, 2012, 2011 and 2010, is as follows:

(In thousands)	2012	2011	2010

Taxable
Held-to-maturity	$3,107	$4,229	$4,615
Available-for-sale	2,214	2,490	4,336

Non-taxable
Held-to-maturity	7,395	7,864	8,257
Available-for-sale	5	--	--

Total	$12,721	$14,583	$17,208

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$27,871	$27,975	$2,008	$2,009
After one through five years	229,312	229,683	74,190	74,310
After five through ten years	168,736	170,037	82,035	81,940
After ten years	70,222	72,883	17,900	17,844
Other securities	--	--	14,787	15,239

Total	$496,141	$500,578	$190,920	$191,342

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $434.8 million at December 31, 2012 and $410.7 million at December 31, 2011. The book value of securities sold under agreements to repurchase amounted to $58.8 million and $83.6 million for December 31, 2012 and 2011, respectively.

There was $2,000 of realized gains from the sale of available for sale securities during the year ended December 31, 2012. The Company had no gross realized gains or losses during the year ended December 31, 2011, from the sale of available for sale securities. The Company had gross realized gains of $467,000 and realized losses of $150,000 during the year ended December 31, 2010. As part of its acquisition strategy related to SSB, the Company liquidated the acquired investment portfolio, resulting in the entire net realized gain of $317,000 in 2010. The income tax expense/benefit related to security gains/losses was 39.225% of the gross amounts.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2012, the Company’s loan portfolio was $1.92 billion, compared to $1.74 billion at December 31, 2011.  The various categories of loans are summarized as follows:

(In thousands)	2012	2011

Consumer:
Credit cards	$185,536	$189,970
Student loans	34,145	47,419
Other consumer	105,319	109,211
Total consumer	325,000	346,600
Real estate:
Construction	138,132	109,825
Single family residential	356,907	355,094
Other commercial	568,166	536,372
Total real estate	1,063,205	1,001,291
Commercial:
Commercial	141,336	141,422
Agricultural	93,805	85,728
Total commercial	235,141	227,150
Other	5,167	4,728
Loans	1,628,513	1,579,769
Loans acquired, covered by FDIC loss share (net of discount)	210,842	158,075
Loans acquired, not covered by FDIC loss share (net of discount)	82,764	--

Total loans before allowance for loan losses	$1,922,119	$1,737,844

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

Nonaccrual loans, excluding loans acquired, at December 31, 2012 and 2011, segregated by class of loans, are as follows:

(In thousands)	2012	2011

Consumer:
Credit cards	$281	$305
Other consumer	801	839
Total consumer	1,082	1,144
Real estate:
Construction	463	121
Single family residential	2,706	3,198
Other commercial	4,254	7,233
Total real estate	7,423	10,552
Commercial:
Commercial	471	757
Agricultural	147	454
Total commercial	618	1,211

Total	$9,123	$12,907

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

December 31, 2012
Consumer:
Credit cards	$710	$547	$1,257	$184,279	$185,536	$266
Student loans	901	2,234	3,135	31,010	34,145	2,234
Other consumer	1,149	529	1,678	103,641	105,319	204
Total consumer	2,760	3,310	6,070	318,930	325,000	2,704
Real estate:
Construction	309	365	674	137,458	138,132	--
Single family residential	3,069	1,539	4,608	352,299	356,907	137
Other commercial	716	3,303	4,019	564,147	568,166	--
Total real estate	4,094	5,207	9,301	1,053,904	1,063,205	137
Commercial:
Commercial	340	385	725	140,611	141,336	74
Agricultural	81	113	194	93,611	93,805	--
Total commercial	421	498	919	234,222	235,141	74
Other	--	--	--	5,167	5,167	--

Total	$7,275	$9,015	$16,290	$1,612,223	$1,628,513	$2,915

December 31, 2011
Consumer:
Credit cards	$820	$605	$1,425	$188,545	$189,970	$300
Student loans	1,894	2,483	4,377	43,042	47,419	2,483
Other consumer	1,398	664	2,062	107,149	109,211	335
Total consumer	4,112	3,752	7,864	338,736	346,600	3,118
Real estate:
Construction	548	121	669	109,156	109,825	--
Single family residential	3,581	2,262	5,843	349,251	355,094	121
Other commercial	806	6,240	7,046	529,326	536,372	15
Total real estate	4,935	8,623	13,558	987,733	1,001,291	136
Commercial:
Commercial	467	467	934	140,488	141,422	9
Agricultural	103	312	415	85,313	85,728	5
Total commercial	570	779	1,349	225,801	227,150	14
Other	--	--	--	4,728	4,728	--

Total	$9,617	$13,154	$22,771	$1,556,998	$1,579,769	$3,268

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

December 31, 2012
Consumer:
Credit cards	$547	$547	$--	$547	$82	$565	$16
Other consumer	1,140	999	131	1,130	249	1,179	63
Total consumer	1,687	1,546	131	1,677	331	1,744	79
Real estate:
Construction	5,443	3,866	1,494	5,360	505	5,466	291
Single family residential	4,091	2,877	1,140	4,017	494	4,031	214
Other commercial	21,199	5,903	13,078	18,981	1,310	22,521	1,198
Total real estate	30,733	12,646	15,712	28,358	2,309	32,018	1,703
Commercial:
Commercial	842	487	191	678	179	784	42
Agricultural	236	74	16	90	24	232	12
Total commercial	1,078	561	207	768	203	1,016	54

Total	$33,498	$14,753	$16,050	$30,803	$2,843	$34,778	$1,836

December 31, 2011
Consumer:
Credit cards	$605	$605	$--	$605	$91	$715	$44
Other consumer	1,359	1,203	128	1,331	266	1,298	57
Total consumer	1,964	1,808	128	1,936	357	2,013	101
Real estate:
Construction	5,324	3,783	1,498	5,281	415	6,758	298
Single family residential	5,152	4,243	589	4,832	402	5,978	264
Other commercial	28,538	13,642	13,100	26,742	1,942	30,160	1,332
Total real estate	39,014	21,668	15,187	36,855	2,759	42,896	1,894
Commercial:
Commercial	949	569	312	881	214	1,223	54
Agricultural	572	332	104	436	153	538	24
Total commercial	1,521	901	416	1,317	367	1,761	78

Total	$42,499	$24,377	$15,731	$40,108	$3,483	$46,670	$2,073

At December 31, 2012, and December 31, 2011, impaired loans, net of government guarantees, totaled $30.8 million and $40.1 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $2.8 million and $3.5 million at December 31, 2012 and 2011, respectively.  Approximately $1.8 million, $2.1 million and $2.4 million of interest income was recognized on average impaired loans of $34.8 million, $46.7 million and $55.8 million for 2012, 2011 and 2010, respectively.  Interest recognized on impaired loans on a cash basis during 2012, 2011 and 2010 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

December 31, 2012
Consumer:
Other consumer	1	$33	1	$12	2	$45
Total consumer	1	33	1	12	2	45
Real estate:
Construction	2	1,212	--	--	2	1,212
Single-family residential	3	570	1	15	4	586
Other commercial	14	8,508	4	2,962	18	11,470
Total real estate	19	10,290	5	2,977	24	13,268
Commercial:
Commercial	1	39	1	85	2	124
Agricultural	1	653	--	--	1	653
Total commercial	2	692	1	85	3	777

Total	22	$11,015	7	$3,074	29	$14,089

December 31, 2011
Consumer:
Other consumer	5	$23	--	$--	5	$23
Total consumer	5	23	--	--	5	23
Real estate:
Construction	1	1,277	--	--	1	1,277
Single-family residential	5	957	1	34	6	991
Other commercial	13	8,602	7	5,082	20	13,683
Total real estate	19	10,836	8	5,116	27	15,951
Commercial:
Commercial	2	332	1	35	3	367
Agricultural	2	201	--	--	2	201
Total commercial	4	533	1	35	5	568

Total	28	$11,391	9	$5,151	37	$16,542

The following table presents loans that were restructured as TDRs during the years ended December 31, 2012 and 2011, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Year Ended December 31, 2012
Consumer:
Other consumer	1	$48	$33	$--	$33	$--
Total consumer	1	48	33		33	--
Real estate:
Construction	1	51	51	--	51	--
Single family residential	--	--	--	--	--	--
Other commercial	5	2,178	1,981	653	1,328	--
Total real estate	6	2,229	2,032	653	1,379	--
Commercial:
Commercial	1	50	39	--	39	--
Agricultural	--	--	--	--	--	--
Total commercial	1	50	39	--	39	--

Total	8	$2,327	$2,104	$653	$1,451	$--

Year Ended December 31, 2011
Consumer:
Other consumer	4	$30	$16	$16	$--	$--
Total consumer	4	30	16	16	--	--
Real estate:
Construction	--	--	--	--	--	--
Single family residential	--	--	--	--	--	--
Other commercial	4	2,112	2,112	2,112	--	--
Total real estate	4	2,112	2,112	2,112	--	--
Commercial:
Commercial	2	346	332	332	--	--
Agricultural	--	--	--	--	--	--
Total commercial	2	346	332	332	--	--

Total	10	$2,488	$2,460	$2,460	$--	$--

During the year ended December 31, 2012, the Company modified a total of eight loans with a recorded investment of $2.3 million prior to modification which were deemed troubled debt restructurings.  Although there was additional modification of terms on some of the loans, the prevailing modification on seven loans was a change in the rate of interest, with an extension of the maturity date on the other loan.  Based on the fair value of the collateral, no specific reserve was determined necessary for any of these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

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

The following table presents loans for which a payment default occurred during the years ended December 31, 2012 and 2011, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired, segregated by class of loans.  We define a payment default as a payment received more than 90 days after its due date.

(Dollars in thousands)	Number of Loans	Recorded Balance at December 31	Charge-offs	Transfers to OREO

Year Ended December 31, 2012
Real estate:
Other commercial	3	$615	$1,321	$473
Total real estate	3	615	1,321	473
Commercial:
Commercial	1	7	125	--
Total commercial	1	7	125	--

Total	4	$622	$1,446	$473

Year Ended December 31, 2011
Real estate:
Other commercial	5	$4,051	$556	$--
Total real estate	5	4,051	556	--
Commercial:
Commercial	1	35	3	--
Total commercial	1	35	3	--

Total	6	$4,086	$559	$--

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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system.  However, since these loans are accounted for in pools, all of the loan pools were considered satisfactory at December 31, 2012 and December 31, 2011, respectively.  Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC.  See Note 5, Loans Acquired, for further discussion of the acquired loan pools and loss sharing agreements.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans were $39.0 million and $60.6 million as of December 31, 2012 and December 31, 2011, respectively.

The following table presents a summary of loans by credit risk rating, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2012
Consumer:
Credit cards	$184,989	$--	$547	$--	$--	$185,536
Student loans	31,911	--	2,234	--	--	34,145
Other consumer	103,597	7	1,660	33	22	105,319
Total consumer	320,497	7	4,441	33	22	325,000
Real estate:
Construction	131,873	30	6,229	--	--	138,132
Single family residential	348,628	1,458	6,821	--	--	356,907
Other commercial	540,986	8,484	18,696	--	--	568,166
Total real estate	1,021,487	9,972	31,746		--	1,063,205
Commercial:
Commercial	138,948	114	2,235	39	--	141,336
Agricultural	93,357	--	448	--	--	93,805
Total commercial	232,305	114	2,683	39	--	235,141
Other	5,167	--	--	--	--	5,167
Loans acquired, covered by FDIC loss share	210,842	--	--	--	--	210,842
Loans acquired, not covered by FDIC loss share	82,764	--	--	--	--	82,764

Total	$1,873,062	$10,093	$38,870	$72	$22	$1,922,119

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2011
Consumer:
Credit cards	$189,365	$--	$605	$--	$--	$189,970
Student loans	44,936	--	2,483	--	--	47,419
Other consumer	107,217	12	1,906	50	26	109,211
Total consumer	341,518	12	4,994	50	26	346,600
Real estate:
Construction	100,534	3,699	5,592	--	--	109,825
Single family residential	345,880	1,377	7,821	16	--	355,094
Other commercial	491,466	8,465	36,441	--	--	536,372
Total real estate	937,880	13,541	49,854	16	--	1,001,291
Commercial:
Commercial	136,107	510	4,762	43	--	141,422
Agricultural	84,747	148	833	--	--	85,728
Total commercial	220,854	658	5,595	43	--	227,150
Other	4,728	--	--	--	--	4,728
Loans acquired, covered by FDIC loss share	158,075	--	--	--	--	158,075

Total	$1,663,055	$14,211	$60,443	$109	$26	$1,737,844

Net (charge-offs)/recoveries for the years ended December 31, 2012 and 2011, excluding loans acquired, segregated by class of loans, were as follows:

(In thousands)	2012	2011

Consumer:
Credit cards	$(2,658)	$(3,724)
Student loans	(86)	(54)
Other consumer	(537)	(1,232)
Total consumer	(3,281)	(5,010)
Real estate:
Construction	7	(753)
Single family residential	(526)	(794)
Other commercial	(2,193)	(637)
Total real estate	(2,712)	(2,184)
Commercial:
Commercial	(221)	(538)
Agricultural	(152)	(252)
Total commercial	(373)	(790)
Other	--	--

Total	$(6,366)	$(7,984)

Allowance for Loan Losses

Allowance for Loan Losses – The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310-10, Receivables, and allowance allocations calculated in accordance with ASC Topic 450-20, Loss Contingencies. Accordingly, the methodology is based on the Company’s internal grading system, specific impairment analysis, qualitative and quantitative factors.

As mentioned above, allocations to the allowance for loan losses are categorized as either specific allocations or general allocations.

A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan, including scheduled principal and interest payments. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for loan losses as a specific allocation. If the loan is not collateral dependent, the measurement of loss is based on the difference between the expected and contractual future cash flows of the loan.

The general allocation is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) concentrations of credit within the loan portfolio, (6) the experience, ability and depth of lending management and staff and (7) other factors and trends that will affect specific loans and categories of loans. The Company establishes general allocations for each major loan category. This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.

As of December 31, 2012, the Company refined its allowance calculation.  As part of the refinement process, management evaluated the criteria previously applied to the entire loan portfolio, and used to calculate the unallocated portion of the allowance, and applied those criteria to each specific loan category.  This included the impact of national, state and local economic trends, external factors and competition, economic outlook and business conditions and other factors and trends that will affect specific loans and categories of loans.  As a result of the refined allowance calculation, the allocation of the Company’s allowance for loan losses may not be comparable with periods prior to December 31, 2012.

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

December 31, 2012
Balance, beginning of year	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108

Provision for loan losses	1,756	8,048	4,356	548	(10,568)	4,140

Charge-offs	(543)	(4,095)	(3,516)	(1,198)	--	(9,352)
Recoveries	170	1,383	858	575	--	2,986

Net charge-offs	(373)	(2,712)	(2,658)	(623)	--	(6,366)

Balance, end of year	$3,446	$15,453	$7,211	$1,772	$--	$27,882

Period-end amount allocated to:
Loans individually evaluated for impairment	$203	$2,309	$82	$249	$--	$2,843
Loans collectively evaluated for impairment	3,243	13,144	7,129	1,523	--	25,039

Balance, end of year	$3,446	$15,453	$7,211	$1,772	$--	$27,882

December 31, 2011
Balance, beginning of year	$2,277	$9,692	$5,549	$1,958	$6,940	$26,416

Provision for loan losses	576	2,609	3,688	1,175	3,628	11,676

Charge-offs	(1,411)	(3,165)	(4,703)	(1,890)	--	(11,169)
Recoveries	621	981	979	604	--	3,185

Net charge-offs	(790)	(2,184)	(3,724)	(1,286)	--	(7,984)

Balance, end of year	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108

Period-end amount allocated to:
Loans individually evaluated for impairment	$367	$2,759	$91	$266	$--	$3,483
Loans collectively evaluated for impairment	1,696	7,358	5,422	1,581	10,568	26,625

Balance, end of year	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108

Activity in the allowance for loan losses for the year ended December 31, 2010 was as follows:

(In thousands)	2010

Balance, beginning of year	$25,016

Provision for loan losses	14,129

Charge-offs	(18,602)
Recoveries	5,873

Net charge-offs	(12,729)

Balance, end of year	$26,416

The Company’s recorded investment in loans, excluding loans acquired, as of December 31, 2012 and 2011 related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology is as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

December 31, 2012
Loans individually evaluated for impairment	$768	$28,358	$547	$1,130	$30,803
Loans collectively evaluated for impairment	234,373	1,034,847	184,989	143,501	1,597,710

Balance, end of period	$235,141	$1,063,205	$185,536	$144,631	$1,628,513

December 31, 2011
Loans individually evaluated for impairment	$1,317	$36,855	$605	$1,331	$40,108
Loans collectively evaluated for impairment	225,833	964,436	189,365	160,027	1,539,661

Balance, end of period	$227,150	$1,001,291	$189,970	$161,358	$1,579,769

NOTE 5:	LOANS ACQUIRED

The Company evaluated loans purchased in conjunction with the acquisition of Truman and Excel described in Note 2, Acquisitions, for impairment in accordance with the provisions of ASC Topic 310-30.  Loans acquired in previous FDIC-assisted transactions were evaluated in the same manner.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  The following table reflects the carrying value of all acquired impaired loans as of December 31, 2012 and 2011:

	Loans Acquired At December 31,
(in thousands)	2012	2011

Consumer:
Other consumer	$1,847	$23
Total consumer	1,847	23
Real estate:
Construction	19,172	23,515
Single family residential	90,795	26,825
Other commercial	160,148	102,198
Total real estate	270,115	152,538
Commercial:
Commercial	18,950	5,514
Agricultural	2,694	--
Total commercial	21,644	5,514

Total loans acquired (1) (2)	$293,606	$158,075

(1)
These loans were not classified as non-performing assets at December 31, 2012 or December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

(2)	Included in loans acquired were $210.8 million and $158.1 million of loans covered by FDIC loss share agreements at December 31, 2012 and December 31, 2011, respectively.

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

The following is a summary of the covered impaired loans acquired in the acquisitions during 2012, as of the dates of acquisition.

(in thousands)	Truman	Excel

Contractually required principal and interest at acquisition	$90,227	$121,850
Non-accretable difference (expected losses and foregone interest)	(25,308)	(29,258)
Cash flows expected to be collected at acquisition	64,919	92,592
Accretable yield	(7,778)	(14,445)
Basis in acquired loans at acquisition	$57,141	$78,147

The following is a summary of the non-covered impaired loans acquired in the acquisitions during 2012, as of the dates of acquisition.

(in thousands)	Truman	Excel

Contractually required principal and interest at acquisition	$99,065	$30,048
Non-accretable difference (expected losses and foregone interest)	(12,248)	(5,170)
Cash flows expected to be collected at acquisition	86,817	24,878
Accretable yield	(13,422)	(3,726)
Basis in acquired loans at acquisition	$73,395	$21,152

As of the respective acquisition dates, the estimates of contractually required payments receivable, including interest, for all covered and non-covered impaired loans acquired in the Truman and Excel transactions were $341.2 million.  The cash flows expected to be collected as of the acquisition dates for these loans were $269.2 million, including interest.  These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.

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

The impact of the adjustments on the Company’s financial results for the years ended December 31, 2012 and 2011 is shown below:

(In thousands)	2012	2011

Impact on net interest income	$11,751	$1,124
Non-interest income	(10,755)	(978)

Net impact to pre-tax income	997	146

Net impact, net of taxes	$606	$89

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $19.2 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $16.8 million.  Of the remaining adjustments, the Company expects to recognize $9.6 million of interest income and a $9.1 million reduction of non-interest income for a net addition to pre-tax income of approximately $540,000 during 2013.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for all purchased impaired and non-impaired loans were as follows for the years ended December 31, 2012, 2011 and 2010.

(in thousands)	Accretable Yield	Carrying Amount of Loans

Balance, January 1, 2010	$--	$--
Additions	40,451	259,335
Accretion	(4,204)	4,204
Payments and other reductions, net	--	(31,939)
Balance, December 31, 2010	$36,247	$231,600

Additions	--	--
Accretable yield adjustments	23,704	--
Accretion	(17,118)	17,118
Payments and other reductions, net	--	(90,643)
Balance, December 31, 2011	$42,833	$158,075

Additions	39,371	229,835
Accretable yield adjustments	--	--
Accretion	(24,138)	24,138
Payments and other reductions, net	--	(118,442)
Balance, December 31, 2012	$58,066	$293,606

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  There were no allowances for loan losses related to the purchased impaired loans at December 31, 2012 or 2011.

The purchase and assumption agreements for the FDIC-assisted acquisitions allow for the FDIC to recover a portion of the funds previously paid out under the indemnification agreement in the event losses fail to reach the expected loss level under a claw back provision (“true-up provision”).  The amount of the true-up provision for each acquisition is measured and recorded at Day 1 fair values.  It is calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement.  This true-up amount, which is payable to the FDIC upon termination of the applicable loss share agreement, is then discounted back to net present value.  To the extent that actual losses on covered loans and covered foreclosed assets are less than estimated losses, the applicable true-up provision payable to the FDIC upon termination of the loss share agreements will increase. To the extent that actual losses on covered loans and covered foreclosed assets are more than estimated losses, the applicable true-up provision payable to the FDIC upon termination of the loss share agreements will decrease.

The following table presents a summary of the changes in the FDIC true-up provision for the years ended December 31, 2012, 2011 and 2010.

(in thousands)	Tune-up Provision

Balance, January 1, 2010	$--
FDIC true-up provision recorded on new acquisitions	3,188
Amortization expense	58
Adjustments related to changes in expected losses	--
Balance, December 31, 2010	$3,246

FDIC true-up provision recorded on new acquisitions	--
Amortization expense	131
Adjustments related to changes in expected losses	42
Balance, December 31, 2011	$3,419

FDIC true-up provision recorded on new acquisitions	328
Amortization expense	138
Adjustments related to changes in expected losses	969
Balance, December 31, 2012	$4,854

NOTE 6:	GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $60.6 million at December 31, 2012, unchanged from December 31, 2011.  Although the Company had two FDIC-assisted acquisitions during the year ended December 31, 2010, no additional goodwill was recorded, as both transactions resulted in a bargain purchase gain.  Goodwill impairment was neither indicated nor recorded in 2012, 2011 or 2010.

Core deposit premiums are periodically evaluated as to the recoverability of their carrying value.  Additional core deposit premiums of approximately $1.2 million and $1.3 million were recorded in 2012 as part of the FDIC-assisted acquisitions of Truman and Excel, respectively, and will be amortized over a ten year period.

Goodwill, along with the carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at December 31, 2012 and 2011 were as follows:

(In thousands)	2012	2011

Goodwill	$60,605	$60,605

Core deposit premiums:
Gross carrying amount	$5,597	$3,069
Accumulated amortization	(1,837)	(1,490)

Net core deposit premiums	$3,760	$1,579

Core deposit premium amortization expense recorded for the years ended December 31, 2012, 2011 and 2010, was $347,000, $884,000 and $786,000, respectively.  The Company’s estimated amortization expense for each of the following five years is:  2013 – $514,000; 2014 – $410,000; 2015 – $403,000; 2016 – $401,000; and 2017 – $401,000.

NOTE 7:	TIME DEPOSITS

Time deposits included approximately $370,598,000 and $378,825,000 of certificates of deposit of $100,000 or more, at December 31, 2012 and 2011, respectively.  Brokered deposits were $16,596,000 and $20,629,000 at December 31, 2012 and 2011, respectively.  Maturities of all time deposits are as follows:  2013 – $659,541,000; 2014 – $140,387,000; 2015 – $48,662,000; 2016 – $24,595,000; 2017 – $3,164,000 and $22,000 thereafter.

Deposits are the Company's primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 8:	INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	2012	2011	2010

Income taxes currently payable	$11,846	$13,996	$8,886
Deferred income taxes	485	(3,571)	8,428

Provision for income taxes	$12,331	$10,425	$17,314

The tax effects of temporary differences related to deferred taxes included in other liabilities on the consolidated balance sheets were:

(In thousands)	2012	2011

Deferred tax assets
Loans acquired	$24,186	$7,150
FDIC true-up liability	1,775	1,341
Allowance for loan losses	10,736	11,457
Valuation of foreclosed assets	669	393
Deferred compensation payable	1,676	1,591
FHLB advances	409	547
Vacation compensation	1,058	1,052
Accumulated depreciation	280	--
Loan interest	767	767
Other	569	522
Gross deferred tax assets	42,125	24,820

Deferred tax liabilities
Goodwill and core deposit premium amortization	(11,190)	(9,725)
FDIC indemnification asset	(31,846)	(18,703)
Accumulated depreciation	--	(189)
Available-for-sale securities	(166)	(283)
Deferred loan fee income and expenses, net	(2,373)	(1,742)
FHLB stock dividends	(296)	(430)
Other	(3,443)	(569)
Gross deferred tax liabilities	(49,314)	(31,641)

Net deferred tax liability	$(7,189)	$(6,821)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below.

(In thousands)	2012	2011	2010

Computed at the statutory rate (35%)	$14,012	$12,530	$19,051
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,142	883	1,542
Tax exempt interest income	(2,615)	(2,780)	(2,924)
Tax exempt earnings on BOLI	(512)	(518)	(584)
Other differences, net	304	310	229

Actual tax provision	$12,331	$10,425	$17,314

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

NOTE 9:	OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at December 31, 2012, and 2011 consisted of the following components.

(In thousands)	2012	2011

Other Borrowings
FHLB advances, due 2013 to 2033, 0.96% to 8.41%, secured by residential real estate loans	$89,441	$89,898
Other debt	--	272

Subordinated Debentures
Trust preferred securities, due 12/30/2033, fixed at 8.25%, callable without penalty	--	10,310
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/30/2033, floating rate 2.80% above the three-month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310

Total subordinated debentures	20,620	30,930

Total other borrowings and subordinated debentures	$110,061	$121,100

At December 31, 2012, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $89.4 million at December 31, 2012, with approximately $520.4 million of additional advances available from the FHLB.

The FHLB advances are secured by mortgage loans and investment securities totaling approximately $664.4 million at December 31, 2012.

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

Aggregate annual maturities of long-term debt at December 31, 2012 are as follows:

(In thousands)	Year	Annual Maturities

	2013	$17,185
	2014	11,758
	2015	5,496
	2016	13,874
	2017	5,627
	Thereafter	56,121

	Total	$110,061

NOTE 10:	CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2012, no preferred stock has been issued.

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

During 2012, the Company repurchased 725,887 shares of stock with a weighted average repurchase price of $24.24 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 573,700 shares.

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

At December 31, 2012 and 2011, the subsidiary banks had extensions of credit to executive officers and directors and to companies in which the subsidiary banks' executive officers or directors were principal owners in the amount of $27.8 million in 2012 and $28.5 million in 2011.

(In thousands)	2012	2011

Balance, beginning of year	$28,472	$28,749
New extensions of credit	14,077	13,556
Repayments	(14,759)	(13,833)
Balance, end of year	$27,790	$28,472

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

Retirement Plans

The Company’s 401(k) retirement plan covers substantially all employees.  Contribution expense totaled $624,000, $625,000 and $591,000, in 2012, 2011 and 2010, respectively.

The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees.  Contribution expense totaled $2,952,000 for 2012, $2,936,000 for 2011 and $2,738,000 for 2010.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant.  The charges to income for the plans were $258,000 for 2012, $178,000 for 2011 and $109,000 for 2010.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

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

The table below summarizes the transactions under the Company's active stock compensation plans at December 31, 2012, 2011 and 2010, and changes during the years then ended:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Grant-Date Fair-Value

Balance, December 31, 2009	374	$21.78	49	$26.96
Granted	--	--	83	26.92
Stock Options Exercised	(108)	13.45	--	--
Stock Awards Vested	--	--	(17)	27.49
Forfeited/Expired	(7)	27.88	(4)	26.27

Balance, December 31, 2010	259	25.11	111	26.81
Granted	--	--	48	28.18
Stock Options Exercised	(30)	12.71	--	--
Stock Awards Vested	--	--	(32)	26.83
Forfeited/Expired	(1)	26.20	--	--

Balance, December 31, 2011	228	26.76	127	26.49
Granted	--	--	51	26.29
Stock Options Exercised	--	--	--	--
Stock Awards Vested	--	--	(44)	28.29
Forfeited/Expired	(10)	26.54	--	--

Balance, December 31, 2012	218	$26.77	134	$25.89

Exercisable, December 31, 2012	209	$26.61

The following table summarizes information about stock options under the plans outstanding at December 31, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

$23.78	-	$23.78	46	1.45	$23.78	46	$23.78
24.50	-	24.50	31	2.39	24.50	31	24.50
26.19	-	27.67	50	3.26	26.20	50	26.20
28.42	-	28.42	46	4.29	28.42	46	28.42
30.31	-	30.31	45	5.21	30.31	36	30.31

Stock-based compensation expense totaled $1,388,000 in 2012, $1,204,000 in 2011 and $974,000 in 2010.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $27,000 at December 31, 2012.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 0.3 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $2.3 million at December 31, 2012.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.3 years.

Aggregate intrinsic value of both the outstanding stock options and exercisable stock options was $99,000 at December 31, 2012.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $25.36 at December 31, 2012, and the exercise price multiplied by the number of options outstanding.  There were no stock options exercised in 2012.  The total intrinsic value of stock options exercised was $439,000 in 2011 and $1.6 million in 2010.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted in 2012, 2011 or 2010.

NOTE 13:	ADDITIONAL CASH FLOW INFORMATION

The following table presents additional information on cash payments and non-cash items:

(In thousands)	2012	2011	2010

Interest paid	$15,959	$20,974	$27,703
Income taxes paid	11,548	17,638	9,177
Transfers of loans to foreclosed assets held for sale	5,173	20,195	61,938
Transfers of loans covered by FDIC loss share agreements to foreclosed assets covered by FDIC loss share agreements	12,268	11,168	8,933

In connection with the Truman, Excel, SWCB and SSB acquisitions, accounted for by using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2012	2011	2010

Assets acquired	$433,710	$--	$559,629
Liabilities assumed	430,299	--	538,315
Bargain purchase gains	$3,411	$--	$21,314

NOTE 14:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2012	2011	2010

Professional services	$4,851	$4,574	$4,476
Postage	2,488	2,486	2,465
Telephone	2,391	2,480	2,328
Credit card expense	6,906	6,565	5,839
Operating supplies	1,419	1,653	1,403
Amortization of core deposit premiums	347	884	786
Other expense	11,873	12,452	11,936
Total	$30,275	$31,094	$29,233

The Company had aggregate annual equipment rental expense of approximately $1.3 million in 2012, $540,000 in 2011 and $311,000 in 2010.  During 2012, the Company transitioned from purchasing to leasing its ATMs, accounting for approximated $785,000 of the 2012 rental expense.  The Company had aggregate annual occupancy rental expense of approximately $1,617,000 in 2012, $1,412,000 in 2011 and $1,381,000 in 2010.

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

Available-for-sale securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.  In order to ensure the fair values are consistent with ASC Topic 820, we periodically check the fair values by comparing them to another pricing source, such as Bloomberg.  The availability of pricing confirms Level 2 classification in the fair value hierarchy.  The third-party pricing service is subject to an annual review of internal controls (SSAE 16), which is made available to us for our review.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company’s investment in a government money market mutual fund (the “AIM Fund”) is reported at fair value utilizing Level 1 inputs.  The remainder of the Company's available-for-sale securities are reported at fair value utilizing Level 2 inputs.

Assets held in trading accounts – The Company’s trading account investment in the AIM Fund is reported at fair value utilizing Level 1 inputs.  The remainder of the Company's assets held in trading accounts are reported at fair value utilizing Level 2 inputs.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2012 and 2011.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
Available-for-sale securities
U.S. Government agencies	$152,481	$--	$152,481	$--
Mortgage-backed securities	20,634	--	20,634	--
States and political subdivisions	2,988	--	2,988	--
Other securities	15,239	1,504	13,735	--
Assets held in trading accounts	6,224	1,800	4,424	--

December 31, 2011
Available-for-sale securities
U.S. Government agencies	$153,627	$--	$153,627	$--
Mortgage-backed securities	2,557	--	2,557	--
Other securities	16,028	1,503	14,525	--
Assets held in trading accounts	7,541	1,800	5,741	--

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

We update appraisals at renewal, if not more frequently, for all collateral dependent loans that are deemed impaired by way of impairment testing.  Impairment testing for selected loans rated Special Mention or worse begins at $500,000, with testing on all loans over $1.5 million rated Special Mention or worse.  All collateral dependent impaired loans meeting these thresholds have had updated appraisals or internally prepared evaluations within the last one to two years and these updated valuations are considered in the quarterly review and discussion of the corporate Special Asset Committee.  On targeted CRE loans, appraisals/internally prepared valuations may be updated before the typical 1-3 year balloon/maturity period.  If an updated valuation results in decreased value, a specific (ASC 310) impairment is placed against the loan, or a partial charge-down is initiated, depending on the circumstances and anticipation of the loan’s ability to remain a going concern, possibility of foreclosure, certain market factors, etc.

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of December 31, 2012 and 2011, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $33.4 million and $22.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At December 31, 2012 and 2011, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
Impaired loans (1) (2) (collateral dependent)	$4,900	$--	$--	$4,900
Foreclosed assets held for sale (1)	1,484	--	--	1,484

December 31, 2011
Impaired loans (1) (2) (collateral dependent)	$10,173	$--	$--	$10,173
Foreclosed assets held for sale (1)	2,664	--	--	2,664

(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)	Specific allocations of $219,000 and $41,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the period.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

December 31, 2012
Financial assets:
Cash and cash equivalents	$537,797	$537,797	$--	$--	$537,797
Held-to-maturity securities	496,141	--	500,578	--	500,578
Mortgage loans held for sale	25,367	--	--	25,367	25,367
Interest receivable	14,530	--	14,530	--	14,530
Loans (net of allowance)	1,600,631	--	--	1,602,014	1,602,014
Loans acquired, covered by FDIC loss share	210,842	--	--	208,685	208,685
Loans acquired, not covered by FDIC loss share	82,764	--	--	82,764	82,764
FDIC indemnification asset	75,286	--	--	75,286	75,286

Financial liabilities:
Non-interest bearing transaction accounts	576,655	--	576,655	--	576,655
Interest bearing transaction accounts and savings deposits	1,421,137	--	1,421,137	--	1,421,137
Time deposits	876,371	--	--	880,201	880,201
Federal funds purchased and securities sold under agreements to repurchase	104,078	--	104,078	--	104,078
Other borrowings	89,441	--	94,472	--	94,472
Subordinated debentures	20,620	--	15,414	--	15,414
Interest payable	1,096	--	1,096	--	1,096

December 31, 2011		Fair Value
Financial assets
Cash and cash equivalents	$570,206	$570,206
Held-to-maturity securities	525,444	532,206
Mortgage loans held for sale	22,976	22,976
Interest receivable	15,126	15,126
Loans (net of allowance)	1,549,661	1,548,034
Loans acquired, covered by FDIC loss share	158,075	157,424
FDIC indemnification asset	47,683	47,683

Financial liabilities:
Non-interest bearing transaction accounts	532,259	532,259
Interest bearing transaction accounts and savings deposits	1,239,504	1,239,504
Time deposits	878,634	882,244
Federal funds purchased and securities sold under agreements to repurchase	114,766	114,766
Other borrowings	90,170	96,129
Subordinated debentures	30,930	30,833
Interest payable	1,437	1,437

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

Estimates related to the allowance for loan losses, covered assets and certain concentrations of credit risk are reflected in Note 4, Loans and Allowance for Loan Losses, Note 5, Loans Acquired and Note 17, Commitments and Credit Risk.

NOTE 17:	COMMITMENTS AND CREDIT RISK

The Company grants agri-business, credit card, commercial and residential loans to customers throughout Arkansas, Kansas and Missouri.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2012, the Company had outstanding commitments to extend credit aggregating approximately $401,817,000 and $301,444,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2011, the Company had outstanding commitments to extend credit aggregating approximately $343,400,000 and $285,487,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $9,901,000 and $9,269,000 at December 31, 2012 and 2011, respectively, with terms ranging from 7 months to 5 years.  The Company’s deferred revenue under standby letter of credit agreements was approximately $10,000 and $33,000 at December 31 2012, and 2011, respectively.

At December 31, 2012, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 18:	NEW ACCOUNTING STANDARDS

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to converge the fair value of measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  ASU 2011-05 became effective for the Company on January 1, 2012, and resulted in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU 2011-05 did not have a significant impact on the Company’s ongoing financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) –Testing Goodwill for Impairment.  ASU 2011-08 amends Topic 350 to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  ASU 2011-08 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12.  ASU 2011-12 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) –Testing Indefinite-Lived Intangible Assets for Impairment.  ASU 2012-02 amends the guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment.  The provisions of ASU 2012-02 allow for a qualitative assessment in testing an indefinite-lived intangible asset for impairment before calculating the fair value of the asset.  If the qualitative assessment determines that it is more likely than not that the asset is impaired, then a quantitative assessment of the fair value of the asset is required; otherwise, the quantitative calculation is not necessary.  The provisions of ASU 2012-02 are effective January 1, 2013; however, early adoption is permitted.  ASU 2012-02 is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

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

In February, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income in their entirety, by component, on the face of the statement of comprehensive income or in the notes to the financial statements.  Amounts that are not required to be classified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  ASU 2013-02 is effective prospectively for fiscal years and interim periods beginning after January 1, 2013, and  is not expected to have a significant impact on the Company's financial position or results of operations.

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

On September 14, 2011, plaintiffs filed a motion for requesting the circuit court enter a judgment on this matter.  The Company and South Arkansas timely filed an objection to the plaintiffs' motion.  On November 3, 2011, the circuit court denied the plaintiffs' motion.   The plaintiffs filed a notice of appeal of the denial of the motion and had until late February, 2012 to lodge the record for appeal.  On February 13, 2012, the Company and South Arkansas filed a motion to dismiss the appeal along with a brief and a partial transcript.  On March 1, 2012, the Arkansas Supreme Court granted the motion of the Company and South Arkansas and dismissed the appeal.  Following the dismissal, the plaintiff's counsel has advised counsel for the Company that the plaintiffs consider this matter concluded.

NOTE 20:	STOCKHOLDERS’ EQUITY

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Office of the Comptroller of the Currency is required if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2012, the Company subsidiaries had approximately $14.3 million in undivided profits available for payment of dividends to the Company without prior approval of the regulatory agencies.

The Company’s subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2012, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s most significant subsidiaries are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio-%	Amount	Ratio-%	Amount		Ratio-%

As of December 31, 2012
Total Risk-Based Capital Ratio
Simmons First National Corporation	$401,601	20.3	$158,266	8.0	$	N/A
Simmons First National Bank	181,760	17.2	84,540	8.0		105,674	10.0
Simmons First Bank of Northeast Arkansas	36,084	13.7	21,071	8.0		26,339	10.0
Simmons First Bank of Russellville	18,602	15.6	9,539	8.0		11,924	10.0
Simmons First Bank of Northwest Arkansas	35,406	22.2	12,759	8.0		15,949	10.0
Simmons First Bank of El Dorado	19,534	19.0	8,225	8.0		10,281	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	376,839	19.1	78,919	4.0		N/A
Simmons First National Bank	171,522	16.3	42,091	4.0		63,137	6.0
Simmons First Bank of Northeast Arkansas	33,053	12.6	10,493	4.0		15,740	6.0
Simmons First Bank of Russellville	17,102	14.3	4,784	4.0		7,176	6.0
Simmons First Bank of Northwest Arkansas	33,395	20.9	6,391	4.0		9,587	6.0
Simmons First Bank of El Dorado	18,409	17.9	4,114	4.0		6,171	6.0
Tier 1 Leverage Ratio
Simmons First National Corporation	376,839	10.8	139,570	4.0		N/A
Simmons First National Bank	171,522	8.3	82,661	4.0		103,327	5.0
Simmons First Bank of Northeast Arkansas	33,053	9.6	13,772	4.0		17,215	5.0
Simmons First Bank of Russellville	17,102	9.4	7,277	4.0		9,097	5.0
Simmons First Bank of Northwest Arkansas	33,395	13.9	9,610	4.0		12,013	5.0
Simmons First Bank of El Dorado	18,409	8.3	8,872	4.0		11,090	5.0

As of December 31, 2011
Total Risk-Based Capital Ratio
Simmons First National Corporation	$412,274	22.8	$144,658	8.0	$	N/A
Simmons First National Bank	176,929	19.4	72,960	8.0		91,201	10.0
Simmons First Bank of Northeast Arkansas	34,434	14.1	19,537	8.0		24,421	10.0
Simmons First Bank of Russellville	28,159	24.9	9,047	8.0		11,309	10.0
Simmons First Bank of Northwest Arkansas	35,357	21.5	13,156	8.0		16,445	10.0
Simmons First Bank of El Dorado	23,624	22.1	8,552	8.0		10,690	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	389,583	21.6	72,145	4.0		N/A
Simmons First National Bank	168,382	18.5	36,407	4.0		54,610	6.0
Simmons First Bank of Northeast Arkansas	31,438	12.8	9,824	4.0		14,737	6.0
Simmons First Bank of Russellville	26,735	23.6	4,531	4.0		6,797	6.0
Simmons First Bank of Northwest Arkansas	33,281	20.2	6,590	4.0		9,885	6.0
Simmons First Bank of El Dorado	22,285	20.9	4,265	4.0		6,398	6.0
Tier 1 Leverage Ratio
Simmons First National Corporation	389,583	11.9	130,952	4.0		N/A
Simmons First National Bank	168,382	9.2	73,210	4.0		91,512	5.0
Simmons First Bank of Northeast Arkansas	31,438	9.5	13,237	4.0		16,546	5.0
Simmons First Bank of Russellville	26,735	15.2	7,036	4.0		8,794	5.0
Simmons First Bank of Northwest Arkansas	33,281	13.2	10,085	4.0		12,606	5.0
Simmons First Bank of El Dorado	22,285	9.8	9,096	4.0		11,370	5.0

NOTE 21:	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2012 and 2011

(In thousands)	2012	2011

ASSETS
Cash and cash equivalents	$23,107	$43,431
Investment securities	3,928	3,251
Investments in wholly-owned subsidiaries	368,847	381,236
Intangible assets, net	133	133
Premises and equipment	604	687
Other assets	30,063	10,103
TOTAL ASSETS	$426,682	$438,841

LIABILITIES
Long-term debt	$20,620	$30,930
Total liabilities	20,620	30,930

STOCKHOLDERS’ EQUITY
Common stock	165	172
Surplus	96,587	112,436
Undivided profits	309,053	294,864
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes of $166 and $283 at December 31, 2012 and 2011 respectively	257	439
Total stockholders’ equity	406,062	407,911
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$426,682	$438,841

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(In thousands)	2012	2011	2010

INCOME
Dividends from subsidiaries	$45,061	$19,291	$18,080
Other income	7,155	6,189	6,763
	52,216	25,480	24,843
EXPENSE	15,830	13,756	15,601
Income before income taxes and equity in undistributed net income of subsidiaries	36,386	11,724	9,242
Provision for income taxes	(3,195)	(2,743)	(3,278)

Income before equity in undistributed net income of subsidiaries	39,581	14,467	12,520
(Distribution in excess) equity in undistributed net income of subsidiaries	(11,897)	10,907	24,597

NET INCOME	$27,684	$25,374	$37,117

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(In thousands)	2012	2011	2010

NET INCOME	$27,684	$25,374	$37,117

OTHER COMPREHENSIVE INCOME
Equity in other comprehensive income (loss) of subsidiaries	(182)	(73)	(250)

COMPREHENSIVE INCOME	$27,502	$25,301	$36,867

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(In thousands)	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$27,684	$25,374	$37,117
Items not requiring (providing) cash
Depreciation and amortization	167	187	204
Deferred income taxes	75	120	204
Distribution in excess (equity in undistributed) net income of bank subsidiaries	11,897	(10,907)	(24,597)

Changes in
Other assets	(20,712)	(3,738)	183
Other liabilities	--	(2,493)	1,384
Net cash provided by operating activities	19,111	8,543	14,495

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchases of premises and equipment	(84)	(143)	(218)
Additional (return from) investment in subsidiary	310	--	(43,000)
Purchase of available-for-sale securities	--	--	(100,070)
Proceeds from sale or maturity of investment securities	--	--	159,890
Net cash provided by (used in) investing activities	226	(143)	16,602

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of subordinated debentures	(10,310)	--	--
Issuance of common stock, net	1,711	1,678	2,347
Payment to repurchase common stock	(17,567)	(3,283)	--
Dividends paid	(13,495)	(13,156)	(13,091)
Net cash used in financing activities	(39,661)	(14,761)	(10,744)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,324)	(6,361)	20,353

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,431	49,792	29,439

CASH AND CASH EQUIVALENTS, END OF YEAR	$23,107	$43,431	$49,792

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures were effective for the period.

(b) Changes in Internal Controls.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

No items are reportable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2013, to be filed pursuant to Regulation 14A on or about March 18, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2013, to be filed pursuant to Regulation 14A on or about March 18, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2013, to be filed pursuant to Regulation 14A on or about March 18, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2013, to be filed pursuant to Regulation 14A on or about March 18, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2013, to be filed pursuant to Regulation 14A on or about March 18, 2013.

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

3.1
Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10‑Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

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

10.38
Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 99.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed January 28, 2013 (File No. 333-186254)).

12.1	Computation of Ratios of Earnings to Fixed Charges.*

14
Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

23	Consent of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – J. Thomas May, Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – J. Thomas May, Chairman and Chief Executive Officer.*

32.2
Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
______________________________________________________________________________________________
*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Marty D. Casteel	March 12, 2013
Marty D. Casteel, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about March 12, 2013.

Signature	Title

/s/ J. Thomas May	Chairman and Chief Executive Officer
J. Thomas May	and Director

/s/ Robert A. Fehlman	Senior Executive Vice President,
Robert A. Fehlman	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ David W. Garner	Senior Vice President, Controller and
David W. Garner	Chief Accounting Officer
(Principal Accounting Officer)

/s/ George A. Makris, Jr.	CEO - Elect and Director
George A. Makris, Jr.

/s/ David L. Bartlett	President and Chief Banking Officer and Director
David L. Bartlett

/s/ William E. Clark II	Director
William E. Clark II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Edward Drilling	Director
Edward Drilling

/s/ Sharon L. Gaber	Director
Sharon L. Gaber

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Harry L. Ryburn	Director
Harry L. Ryburn

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw