Form 10-Q
period 2013-03-31
SIMMONS FIRST NATIONAL CORP
filed 2013-05-10
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2013	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 22, 2013, was 16,509,666.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2013

Part I:                  Financial Information
Item 1.                  Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012

(In thousands, except share data)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$40,006	$47,470
Interest bearing balances due from banks	602,992	467,984
Federal funds sold	--	22,343
Cash and cash equivalents	642,998	537,797
Investment securities	680,678	687,483
Mortgage loans held for sale	19,100	25,367
Assets held in trading accounts	8,368	6,224
Loans:
Loans	1,589,077	1,628,513
Allowance for loan losses	(27,735)	(27,882)
Loans acquired, covered by FDIC loss share (net of discount)	181,537	210,842
Loans acquired, not covered by FDIC loss share (net of discount)	78,745	82,764
Net loans	1,821,624	1,894,237
FDIC indemnification asset	71,002	75,286
Premises and equipment	87,934	87,557
Foreclosed assets	30,714	33,352
Foreclosed assets covered by FDIC loss share	28,003	27,620
Interest receivable	13,027	14,530
Bank owned life insurance	59,344	52,066
Goodwill	60,605	60,605
Core deposit premiums	3,624	3,760
Other assets	16,540	21,605
Total assets	$3,543,561	$3,527,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$592,442	$576,655
Interest bearing transaction accounts and savings deposits	1,456,005	1,421,137
Time deposits	844,217	876,371
Total deposits	2,892,664	2,874,163
Federal funds purchased and securities sold under agreements to repurchase	108,227	104,078
Other borrowings	81,646	89,441
Subordinated debentures	20,620	20,620
Accrued interest and other liabilities	33,950	33,125
Total liabilities	3,137,107	3,121,427

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at March 31, 2013 and December 31, 2012	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 16,509,666 and 16,542,778 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	165	165
Surplus	94,723	96,587
Undivided profits	311,521	309,053
Accumulated other comprehensive income	45	257
Total stockholders’ equity	406,454	406,062
Total liabilities and stockholders’ equity	$3,543,561	$3,527,489

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
	(Unaudited)
INTEREST INCOME
Loans not covered by FDIC loss share	$23,696	$22,272
Loans covered by FDIC loss share	6,175	5,973
Federal funds sold	3	--
Investment securities	2,902	3,275
Mortgage loans held for sale	155	153
Assets held in trading accounts	11	12
Interest bearing balances due from banks	290	303
TOTAL INTEREST INCOME	33,232	31,988

INTEREST EXPENSE
Deposits	2,199	2,965
Federal funds purchased and securities sold under agreements to repurchase	65	99
Other borrowings	734	815
Subordinated debentures	159	391
TOTAL INTEREST EXPENSE	3,157	4,270

NET INTEREST INCOME	30,075	27,718
Provision for loan losses	919	771

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,156	26,947

NON-INTEREST INCOME
Trust income	1,444	1,309
Service charges on deposit accounts	4,241	3,865
Other service charges and fees	775	792
Mortgage lending income	1,216	1,294
Investment banking income	454	699
Credit card fees	4,039	4,079
Bank owned life insurance income	278	355
Net gain (loss) on assets covered by FDIC loss share agreements	(2,142)	(2,665)
Other income	1,008	995
TOTAL NON-INTEREST INCOME	11,313	10,723

NON-INTEREST EXPENSE
Salaries and employee benefits	18,507	16,824
Occupancy expense, net	2,555	2,081
Furniture and equipment expense	1,723	1,604
Other real estate and foreclosure expense	331	207
Deposit insurance	775	571
Merger related costs	240	--
Other operating expenses	7,781	7,350
TOTAL NON-INTEREST EXPENSE	31,912	28,637

INCOME BEFORE INCOME TAXES	8,557	9,033
Provision for income taxes	2,620	2,678

NET INCOME	$5,937	$6,355
BASIC EARNINGS PER SHARE	$0.36	$0.37
DILUTED EARNINGS PER SHARE	$0.36	$0.37

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
(In thousands)	2013	2012
	(Unaudited)

NET INCOME	$5,937	$6,355

OTHER COMPREHENSIVE INCOME
Unrealized holding losses arising during the period on available-for-sale securities	(349)	(84)
Less: Reclassification adjustment for realized gains included in net income	--	--
Other comprehensive loss, before tax effect	(349)	(84)
Tax effect of other comprehensive loss	(137)	(33)
TOTAL OTHER COMPREHENSIVE LOSS	(212)	(51)

COMPREHENSIVE INCOME	$5,725	$6,304

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012

(In thousands)	March 31, 2013	March 31, 2012
	(Unaudited)
OPERATING ACTIVITIES
Net income	$5,937	$6,355
Items not requiring (providing) cash:
Depreciation and amortization	1,460	1,372
Provision for loan losses	919	771
Net amortization (accretion) of investment securities and assets not covered by FDIC loss share	69	(5)
Stock-based compensation expense	336	402
Net accretion on assets covered by FDIC loss share	(1,196)	(901)
Deferred income taxes	(1,276)	1,149
Bank owned life insurance income	(278)	(355)
Changes in:
Interest receivable	1,503	1,807
Mortgage loans held for sale	6,267	(1,375)
Assets held in trading accounts	(2,144)	(167)
Other assets	1,149	(139)
Accrued interest and other liabilities	(1,818)	(213)
Income taxes payable	3,517	1,527
Net cash provided by operating activities	14,445	10,228

INVESTING ACTIVITIES
Net collections (originations) of loans	37,103	30,379
Net collections of loans covered by FDIC loss share	30,648	28,418
Purchases of premises and equipment, net	(1,701)	(596)
Proceeds from sale of foreclosed assets held for sale	8,128	1,528
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	2,853	3,508
Proceeds from sale of available-for-sale securities	480	3
Proceeds from maturities of available-for-sale securities	15,065	79,367
Purchases of available-for-sale securities	(16,892)	(83,677)
Proceeds from maturities of held-to-maturity securities	42,282	202,643
Purchases of held-to-maturity securities	(34,615)	(158,506)
Purchase of bank owned life insurance	(7,000)	--
Cash received on FDIC loss share	5,219	4,017
Net cash provided by investing activities	81,570	107,084

FINANCING ACTIVITIES
Net change in deposits	18,501	4,180
Dividends paid	(3,469)	(3,443)
Net change in other borrowed funds	(7,795)	142
Net change in federal funds purchased and securities sold under agreements to repurchase	4,149	(8,542)
Net shares issued under stock compensation plans	202	190
Repurchase of common stock	(2,402)	(2,052)
Net cash provided by (used in) financing activities	9,186	(9,525)

INCREASE IN CASH AND CASH EQUIVALENTS	105,201	107,787
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	537,797	570,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$642,998	$677,993

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2013 and 2012

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income	Undivided Profits	Total

Balance, December 31, 2011	$172	$112,436	$439	$294,864	$407,911
Comprehensive income:
Net income	-	-	-	6,355	6,355
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($33)	-	-	(51)	-	(51)
Comprehensive income					6,304
Stock issued as bonus shares – 43,945 shares	1	58	-	-	59
Vesting bonus shares	-	372	-	-	372
Stock issued for employee stock purchase plan – 5,103 shares	-	132	-	-	132
Stock granted under stock-based compensation plans	-	30	-	-	30
Repurchase of common stock – (78,839 shares)	(1)	(2,052)	-	-	(2,053)
Cash dividends – $0.20 per share	-	-	-	(3,443)	(3,443)

Balance, March 31, 2012 (Unaudited)	172	110,976	388	297,776	409,312
Comprehensive income:
Net income	-	-	-	21,329	21,329
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($84)	-	-	(131)	-	(131)
Comprehensive income					21,198
Stock issued as bonus shares – 7,300 shares	-	133	-	-	133
Vesting bonus shares	-	933	-	-	933
Stock granted under stock-based compensation plans	-	53	-	-	53
Repurchase of common stock – (647,048 shares)	(7)	(15,508)	-	-	(15,515)
Cash dividends – $0.60 per share	-	-	-	(10,052)	(10,052)

Balance, December 31, 2012	165	96,587	257	309,053	406,062
Comprehensive income:
Net income	-	-	-	5,937	5,937
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($137)	-	-	(212)	-	(212)
Comprehensive income					5,725
Stock issued as bonus shares – 53,376 shares	1	21	-	-	22
Vesting bonus shares	-	320	-	-	320
Stock issued for employee stock purchase plan – 5,244 shares	-	126	-	-	126
Exercise of stock options – (2,283 shares)	-	54	-	-	54
Stock granted under stock-based compensation plans	-	16	-	-	16
Repurchase of common stock – (94,015 shares)	(1)	(2,401)	-	-	(2,402)
Cash dividends – $0.21 per share	-	-	-	(3,469)	(3,469)

Balance, March 31, 2013 (Unaudited)	$165	$94,723	$45	$311,521	$406,454

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

All adjustments made to the unaudited financial statements were of a normal recurring nature.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made.  Certain prior year amounts are reclassified to conform to current year classification.  The consolidated balance sheet of the Company as of December 31, 2012, has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report for 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.  ASU 2012-02 amends the guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment.  The provisions of ASU 2012-02 allow for a qualitative assessment in testing an indefinite-lived intangible asset for impairment before calculating the fair value of the asset.  If the qualitative assessment determines that it is more likely than not that the asset is impaired, then a quantitative assessment of the fair value of the asset is required; otherwise, the quantitative calculation is not necessary.  The provisions of ASU 2012-02 became effective for the Company on January 1, 2013, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  ASU 2012-06 amends guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government assisted acquisition of a financial institution.  ASU 2012-06 requires that a subsequent adjustment to the indemnification asset be measured on the same basis as the underlying indemnified assets.  Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  ASU 2012-06 became effective for the Company on January 1, 2013.  Because the Company has historically accounted for its indemnification assets in accordance with ASU 2012-06, its early adoption did not have a significant impact on the Company’s financial position or results of operations.

In February, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income in their entirety, by component, on the face of the statement of comprehensive income or in the notes to the financial statements.  Amounts that are not required to be classified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  ASU 2013-02 became effective prospectively for the Company on January 1, 2013, and did not have a significant impact on the Company's financial position or results of operations.

There have been no other significant changes to the Company’s accounting policies from the 2012 Form 10-K.  Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on the Company’s present or future financial position or results of operations.

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

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC.  A corresponding, claim receivable is recorded until cash is received from the FDIC.  For further discussion of the Company’s acquisition and loan accounting, see Note 5, Loans Acquired.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing reported net income by weighted average number of common shares outstanding during each period.  Diluted EPS is computed by dividing reported net income by the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three months ended March 31, 2013 and 2012:

(In thousands, except per share data)	2013	2012

Net Income	$5,937	$6,355

Average common shares outstanding	16,516	17,215
Average potential dilutive common shares	4	8
Average diluted common shares	16,520	17,223

Basic earnings per share	$0.36	$0.37
Diluted earnings per share	$0.36	$0.37

Stock options to purchase 140,228 and 95,770 shares for the three months ended March 31, 2013 and 2012, respectively, were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31, 2013				December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$288,480	$72	$(1,067)	$287,485	$288,098	$135	$(679)	$287,554
Mortgage-backed securities	45	2	--	47	49	1	--	50
State and political subdivisions	199,368	4,305	(269)	203,404	207,374	5,140	(160)	212,354
Other securities	620	--	--	620	620	--	--	620
	$488,513	$4,379	$(1,336)	$491,556	$496,141	$5,276	$(839)	$500,578

Available-for-Sale
U.S. Government agencies	$160,394	$33	$(581)	$159,846	$152,708	$65	$(292)	$152,481
Mortgage-backed securities	15,768	247	(124)	15,891	20,436	287	(89)	20,634
State and political subdivisions	1,417	--	--	1,417	2,989	--	(1)	2,988
Other securities	14,513	501	(3)	15,011	14,787	456	(4)	15,239
	$192,092	$781	$(708)	$192,165	$190,920	$808	$(386)	$191,342

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

As of March 31, 2013, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$218,773	$(1,067)	$--	$--	$218,773	$(1,067)
State and political subdivisions	18,592	(218)	549	(51)	19,141	(269)
Total	$237,365	$(1,285)	$549	$(51)	$237,914	$(1,336)

Available-for-Sale
U.S. Government agencies	$129,704	$(581)	$--	$--	$129,704	$(581)
Mortgage-backed securities	13,246	(123)	22	(1)	13,268	(124)
State and political subdivisions	827	--	--	--	827	--
Other securities	2	(3)	--	--	2	(3)
Total	$143,779	$(707)	$22	$(1)	$143,801	$(708)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of March 31, 2013, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2013, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $438.6 million at March 31, 2013, and $434.8 million at December 31, 2012.

The book value of securities sold under agreements to repurchase equaled $60.2 million and $58.8 million for March 31, 2013, and December 31, 2012, respectively.

Income earned on securities for the three months ended March 31, 2013 and 2012, is as follows:

(In thousands)	2013	2012

Taxable:
Held-to-maturity	$702	$852
Available-for-sale	519	526
Non-taxable:
Held-to-maturity	1,675	1,897
Available-for-sale	6	--
Total	$2,902	$3,275

Maturities of investment securities at March 31, 2013, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$26,541	$26,720	$510	$510
After one through five years	205,153	205,459	75,246	75,341
After five through ten years	190,784	191,456	88,452	88,056
After ten years	66,035	67,921	13,371	13,247
Other securities	--	--	14,513	15,011
Total	$488,513	$491,556	$192,092	$192,165

There were no realized gains or losses on investment securities for the three months ended March 31, 2013 or 2012.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2013, the Company’s loan portfolio was $1.85 billion, compared to $1.92 billion at December 31, 2012.  The various categories of loans are summarized as follows:

(In thousands)	March 31, 2013	December 31, 2012

Consumer:
Credit cards	$171,599	$185,536
Student loans	31,835	34,145
Other consumer	102,297	105,319
Total consumer	305,731	325,000
Real Estate:
Construction	136,099	138,132
Single family residential	355,479	356,907
Other commercial	569,686	568,166
Total real estate	1,061,264	1,063,205
Commercial:
Commercial	150,407	141,336
Agricultural	68,048	93,805
Total commercial	218,455	235,141
Other	3,627	5,167
Loans	1,589,077	1,628,513
Loans acquired, covered by FDIC loss share (net of discount)	181,537	210,842
Loans acquired, not covered by FDIC loss share (net of discount)	78,745	82,764
Total loans before allowance for loan losses	$1,849,359	$1,922,119

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

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchase or other expansion projects.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers’ business or farming operations.  The Company continues its efforts to keep loan terms short, reducing the potential negative impact of upward movement in interest rates.  Term loans are generally set up with a one or three year balloon, and the Company has recently instituted a pricing mechanism for commercial loans.  It is standard practice to require personal guaranties on all commercial loans, particularly as they relate to closely-held or limited liability entities.

Nonaccrual and Past Due Loans – Loans are considered past due if the required principal and interest payments have not been received as of 30 days from the date such payments were due.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.  When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	March 31, 2013	December 31, 2012

Consumer:
Credit cards	$300	$281
Student loans	--	--
Other consumer	639	801
Total consumer	939	1,082
Real estate:
Construction	194	463
Single family residential	2,779	2,706
Other commercial	4,254	4,254
Total real estate	7,227	7,423
Commercial:
Commercial	453	471
Agricultural	149	147
Total commercial	602	618
Other	--	--
Total	$8,768	$9,123

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2013
Consumer:
Credit cards	$540	$494	$1,034	$170,565	$171,599	$194
Student loans	1,645	2,284	3,929	27,906	31,835	2,284
Other consumer	1,042	575	1,617	100,680	102,297	261
Total consumer	3,227	3,353	6,580	299,151	305,731	2,739
Real estate:
Construction	145	99	244	135,855	136,099	--
Single family residential	2,853	2,014	4,867	350,612	355,479	83
Other commercial	516	3,913	4,429	565,257	569,686	1
Total real estate	3,514	6,026	9,540	1,051,724	1,061,264	84
Commercial:
Commercial	374	390	764	149,643	150,407	119
Agricultural	101	28	129	67,919	68,048	2
Total commercial	475	418	893	217,562	218,455	121
Other	--	--	--	3,627	3,627	--
Total	$7,216	$9,797	$17,013	$1,572,064	$1,589,077	$2,944

December 31, 2012
Consumer:
Credit cards	$710	$547	$1,257	$184,279	$185,536	$266
Student loans	901	2,234	3,135	31,010	34,145	2,234
Other consumer	1,149	529	1,678	103,641	105,319	204
Total consumer	2,760	3,310	6,070	318,930	325,000	2,704
Real estate:
Construction	309	365	674	137,458	138,132	--
Single family residential	3,069	1,539	4,608	352,299	356,907	137
Other commercial	716	3,303	4,019	564,147	568,166	--
Total real estate	4,094	5,207	9,301	1,053,904	1,063,205	137
Commercial:
Commercial	340	385	725	140,611	141,336	74
Agricultural	81	113	194	93,611	93,805	--
Total commercial	421	498	919	234,222	235,141	74
Other	--	--	--	5,167	5,167	--
Total	$7,275	$9,015	$16,290	$1,612,223	$1,628,513	$2,915

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

March 31, 2013						Three Months Ended March 31, 2013
Consumer:
Credit cards	$494	$494	$--	$494	$74	$521	$5
Other consumer	1,041	903	129	1,032	291	1,081	11
Total consumer	1,535	1,397	129	1,526	365	1,602	16
Real estate:
Construction	3,564	1,989	1,492	3,481	470	4,421	46
Single family residential	4,371	2,891	1,451	4,342	538	4,180	44
Other commercial	17,803	1,222	14,368	15,590	1,487	17,286	181
Total real estate	25,738	6,102	17,311	23,413	2,495	25,887	271
Commercial:
Commercial	877	496	225	721	211	700	7
Agricultural	138	87	5	92	10	91	1
Total commercial	1,015	583	230	813	221	791	8
Other	--	--	--	--	--	--	--
Total	$28,288	$8,082	$17,670	$25,752	$3,081	$28,280	$295

December 31, 2012						Three Months Ended March 31, 2012
Consumer:
Credit cards	$547	$547	$--	$547	$82	$578	$4
Other consumer	1,140	999	131	1,130	249	1,190	15
Total consumer	1,687	1,546	131	1,677	331	1,768	19
Real estate:
Construction	5,443	3,866	1,494	5,360	505	5,352	68
Single family residential	4,091	2,877	1,140	4,017	494	4,457	56
Other commercial	21,199	5,903	13,078	18,981	1,310	24,821	313
Total real estate	30,733	12,646	15,712	28,358	2,309	34,630	437
Commercial:
Commercial	842	487	191	678	179	793	10
Agricultural	236	74	16	90	24	402	5
Total commercial	1,078	561	207	768	203	1,195	15
Other	--	--	--	--	--	--	--
Total	$33,498	$14,753	$16,050	$30,803	$2,843	$37,593	$471

At March 31, 2013, and December 31, 2012, impaired loans, net of government guarantees and excluding loans acquired, totaled $25.8 million and $30.8 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $3.1 million at March 31, 2013, and $2.8 million at December 31, 2012.  Approximately $295,000 of interest income was recognized on average impaired loans of $28.3 million for the three months ended March 31, 2013.  Interest income recognized on impaired loans on a cash basis during the three months ended March 31, 2013 and 2012 was not material.

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

Under ASC Topic 310-10-35 – Subsequent Measurement, a TDR is considered to be impaired, and an impairment analysis must be performed.  The Company assesses the exposure for each modification, either by collateral discounting or by calculation of the present value of future cash flows, and determines if a specific allocation to the allowance for loan losses is required.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

March 31, 2013
Consumer:
Other consumer	1	$33	--	$--	1	$33
Total consumer	1	33	--	--	1	33
Real estate:
Construction	2	1,212	--	--	2	1,212
Single-family residential	4	888	1	14	5	902
Other commercial	13	7,883	4	2,974	17	10,857
Total real estate	19	9,983	5	2,988	24	12,971
Commercial:
Commercial	2	77	1	85	3	162
Agriculture	1	652	--	--	1	652
Total commercial	3	729	1	85	4	814
Total	23	$10,745	6	$3,073	29	$13,818

December 31, 2012
Consumer:
Other consumer	1	$33	1	$12	2	$45
Total consumer	1	33	1	12	2	45
Real estate:
Construction	2	1,212	--	--	2	1,212
Single-family residential	3	570	1	15	4	585
Other commercial	14	8,508	4	2,962	18	11,470
Total real estate	19	10,290	5	2,977	24	13,267
Commercial:
Commercial	1	39	1	85	2	124
Agricultural	1	653	--	--	1	653
Total commercial	2	692	1	85	3	777
Total	22	$11,015	7	$3,074	29	$14,089

The following table presents loans that were restructured as TDRs during the three months ended March 31, 2013 and 2012, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at March 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended March 31, 2013
Consumer:
Other consumer	--	$--	$--	$--	$--	$--
Total consumer	--	--	--	--		--
Real estate:
Single-family residential	1	321	321	--	321	--
Total real estate	1	321	321	--	321	--
Commercial:
Commercial	--	--	--	--	--	--
Total commercial	--	--	--	--	--	--
Total	1	$321	$321	$--	$321	$--

Three Months Ended March 31, 2012
Consumer:
Other consumer	1	$48	$48	$--	$48	$--
Total consumer	1	48	48	--	48	--
Real estate:
Single-family residential	1	175	175	--	175	--
Other commercial	3	878	878	--	878	--
Total real estate	4	1,053	1,053	--	1,053	--
Commercial:
Commercial	1	51	51	--	51	--
Total commercial	1	51	51	--	51	--
Total	6	$1,152	$1,152	$--	$1,152	$--

During the three months ended March 31, 2013, the Company modified one loan with a recorded investment of $321,000 prior to modification which was deemed troubled debt restructuring.  The restructured loan was modified by lowering of the interest rate.  Based on the fair value of the collateral, no specific reserve was determined necessary for this loan.  Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There were no loans for which a payment default occurred during the three months ended March 31, 2013 and 2012, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

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

The Company utilizes a risk rating matrix to assign a risk rate to each of its commercial and real estate loans. Loans are rated on a scale of 1 to 8.  A description of the general characteristics of the 8 risk ratings is as follows:

·	Risk Rate 1 – Pass (Excellent) – This category includes loans which are virtually free of credit risk. Borrowers in this category represent the highest credit quality and greatest financial strength.

·
Risk Rate 2 – Pass (Good) - Loans under this category possess a nominal risk of default.  This category includes borrowers with strong financial strength and superior financial ratios and trends.  These loans are generally fully secured by cash or equivalents (other than those rated "excellent”).

·
Risk Rate 3 – Pass (Acceptable – Average) - Loans in this category are considered to possess a normal level of risk.  Borrowers in this category have satisfactory financial strength and adequate cash flow coverage to service debt requirements.  If secured, the perfected collateral should be of acceptable quality and within established borrowing parameters.

·
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

·
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

·
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

·
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

·
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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system.  However, since these loans are accounted for in pools, all of the loan pools were considered satisfactory at March 31, 2013 and December 31, 2012, respectively.  Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC.  See Note 5, Loans Acquired, for further discussion of the acquired loan pools and loss sharing agreements.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans were $43.4 million and $39.0 million as of March 31, 2013 and December 31, 2012, respectively.

The following table presents a summary of loans by credit risk rating as of March 31, 2013 and December 31, 2012, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2013
Consumer:
Credit cards	$171,105	$--	$494	$--	$--	$171,599
Student loans	29,551	--	2,284	--	--	31,835
Other consumer	100,758	6	1,482	31	20	102,297
Total consumer	301,414	6	4,260	31	20	305,731
Real estate:
Construction	131,778	29	4,292	--	--	136,099
Single family residential	347,060	1,449	6,970	--	--	355,479
Other commercial	535,849	8,878	24,959	--	--	569,686
Total real estate	1,014,687	10,356	36,221	--	--	1,061,264
Commercial:
Commercial	147,786	105	2,487	29	--	150,407
Agricultural	67,684	--	364	--	--	68,048
Total commercial	215,470	105	2,851	29	--	218,455
Other	3,627	--	--	--	--	3,627
Loans acquired, covered by FDIC loss share	181,537	--	--	--	--	181,537
Loans acquired, not covered by FDIC loss share	78,745	--	--	--	--	78,745
Total	$1,795,480	$10,467	$43,332	$60	$20	$1,849,359

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2012
Consumer:
Credit cards	$184,989	$--	$547	$--	$--	$185,536
Student loans	31,911	--	2,234	--	--	34,145
Other consumer	103,597	7	1,660	33	22	105,319
Total consumer	320,497	7	4,441	33	22	325,000
Real estate:
Construction	131,873	30	6,229	--	--	138,132
Single family residential	348,628	1,458	6,821	--	--	356,907
Other commercial	540,986	8,484	18,696	--	--	568,166
Total real estate	1,021,487	9,972	31,746	--	--	1,063,205
Commercial:
Commercial	138,948	114	2,235	39	--	141,336
Agricultural	93,357	--	448	--	--	93,805
Total commercial	232,305	114	2,683	39	--	235,141
Other	5,167	--	--	--	--	5,167
Loans acquired, covered by FDIC loss share	210,842	--	--	--	--	210,842
Loans acquired, not covered by FDIC loss share	82,764	--	--	--	--	82,764
Total	$1,873,062	$10,093	$38,870	$72	$22	$1,922,119

Net (charge-offs)/recoveries for the three months ended March 31, 2013 and 2012, excluding loans acquired, segregated by class of loans, were as follows:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Consumer:
Credit cards	$(673)	$(787)
Student loans	(13)	(18)
Other consumer	(166)	(52)
Total consumer	(852)	(857)
Real estate:
Construction	(112)	46
Single-family residential	(35)	(220)
Other commercial	(24)	(1,435)
Total real estate	(171)	(1,609)
Commercial:
Commercial	(29)	(54)
Agriculture	(14)	(34)
Total commercial	(43)	(88)
Other	--	--
Total	$(1,066)	$(2,554)

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

A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan, including scheduled principal and interest payments.  For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis.  This valuation is compared to the remaining outstanding principal balance of the loan.  If a loss is determined to be probable, the loss is included in the allowance for loan losses as a specific allocation.  If the loan is not collateral dependent, the measurement of loss is based on the fair value of the difference between the expected and contractual future cash flows of the loan.

The general allocation is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on loan volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) concentrations of credit within the loan portfolio, (6) the experience, ability and depth of lending management and staff and (7) other factors and trends that will affect specific loans and categories of loans.  The Company establishes general allocations for each major loan category.  This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total
Three Months Ended March 31, 2013
Balance, beginning of period	$3,446	$15,453	$7,211	$1,772	$--	$27,882
Provision for loan losses	129	849	261	(320)	--	919
Charge-offs	(96)	(239)	(909)	(374)	--	(1,618)
Recoveries	53	68	236	195	--	552
Net charge-offs	(43)	(171)	(673)	(179)	--	(1,066)
Balance, March 31, 2013	$3,532	$16,131	$6,799	$1,273	$--	$27,735

Period-end amount allocated to:
Loans individually evaluated for impairment	$221	$2,495	$74	$291	$--	$3,081
Loans collectively evaluated for impairment	3,311	13,636	6,725	982	--	24,654
Balance, March 31, 2013	$3,532	$16,131	$6,799	$1,273	$--	$27,735

Activity in the allowance for loan losses for the three months ended March 31, 2012 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Three Months Ended March 31, 2012
Balance, beginning of period	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108
Provision for loan losses	(61)	1,133	774	(6)	(1,069)	771
Charge-offs	(129)	(2,539)	(997)	(226)	--	(3,891)
Recoveries	41	930	210	156	--	1,337
Net charge-offs	(88)	(1,609)	(787)	(70)	--	(2,554)
Balance, March 31, 2012	$1,914	$9,641	$5,500	$1,771	$9,499	$28,325

Period-end amount allocated to:
Loans individually evaluated for impairment	$290	$2,244	$83	$220	$--	$2,837
Loans collectively evaluated for impairment	1,624	7,397	5,417	1,551	9,499	25,488
Balance, March 31, 2012	$1,914	$9,641	$5,500	$1,771	$9,499	$28,325

Period-end amount allocated to:
Loans individually evaluated for impairment	$203	$2,309	$82	$249	$--	$2,843
Loans collectively evaluated for impairment	3,243	13,144	7,129	1,523	--	25,039
Balance, December 31, 2012	$3,446	$15,453	$7,211	$1,772	$--	$27,882

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

March 31, 2013
Loans individually evaluated for impairment	$813	$23,413	$494	$1,032	$25,752
Loans collectively evaluated for impairment	217,642	1,037,851	171,105	136,727	1,563,325
Balance, end of period	$218,455	$1,061,264	$171,599	$137,759	$1,589,077

December 31, 2012
Loans individually evaluated for impairment	$768	$28,358	$547	$1,130	$30,803
Loans collectively evaluated for impairment	234,373	1,034,847	184,989	143,501	1,597,710
Balance, end of period	$235,141	$1,063,205	$185,536	$144,631	$1,628,513

NOTE 5: LOANS ACQUIRED

The Company evaluated loans acquired in its FDIC-assisted transactions for impairment in accordance with the provisions of ASC Topic 310-30.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The following table reflects the carrying value of all acquired impaired loans as of March 31, 2013 and December 31, 2012:

	Loans Acquired
(in thousands)	March 31, 2013	December 31, 2012

Consumer:
Other consumer	$1,049	$1,847
Total consumer	1,049	1,847
Real estate:
Construction	22,135	19,172
Single family residential	77,524	90,795
Other commercial	147,351	160,148
Total real estate	247,010	270,115
Commercial:
Commercial	12,223	18,950
Agricultural	--	2,694
Total commercial	12,223	21,644
Total loans acquired (1) (2)	$260,282	$293,606
________________________
(1)
These loans were not classified as non-performing assets at March 31, 2013 or December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

(2)	Included in loans acquired were $181.5 million and $210.8 million of loans covered by FDIC loss share agreements at March 31, 2013 and December 31, 2012, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired loan pools, and adjustments may or may not be required.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased on the loans acquired in 2010 based on payment histories and reduced loss expectations of the loan pools.  This has resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  Because these particular loan pools are covered by FDIC loss share, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The impact of the adjustments on the Company’s financial results for the three months ended March 31, 2013 and 2012, is shown below:

	Three Months Ended March 31,
(In thousands)	2013	2012

Impact on net interest income	$2,947	$3,184
Non-interest income	(2,828)	(2,778)
Net impact to pre-tax income	119	406

Net impact, net of taxes	$72	$247

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $22.1 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $19.1 million.  Of the remaining adjustments, the Company expects to recognize $8.5 million of interest income and a $8.2 million reduction of non-interest income, for a net addition to pre-tax income of approximately $270,000, during the remainder of 2013.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for all purchased impaired and non-impaired loans were as follows for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$58,066	$293,606	$42,833	$158,075
Additions	--	--	--	--
Accretable yield adjustments	--	--	--	--
Accretion	(8,670)	8,670	(5,973)	5,973
Payments and other reductions, net	--	(41,994)	--	(34,313)
Balance, ending	$49,396	$260,282	$36,860	$129,735

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  There were no allowances for loan losses related to the purchased impaired loans at March 31, 2013 or December 31, 2012.

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

The following table presents a summary of the changes in the FDIC true-up provision for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(In thousands)	2013	2012

Beginning balance	$4,854	$3,419
FDIC true-up provision recorded on new acquisitions	--	--
Amortization expense	43	28
Adjustments related to changes in expected losses	359	252
Balance, ending	$5,256	$3,699

NOTE 6: GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually, or more than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $60.6 million at March 31, 2013, unchanged from December 31, 2012.

Core deposit premiums are amortized over a ten year period and are periodically evaluated as to the recoverability of their carrying value.

Goodwill, along with the carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at March 31, 2013, and December 31, 2012, were as follows:

(In thousands)	March 31, 2013	December 31, 2012

Goodwill	$60,605	$60,605

Core deposit premiums:
Gross carrying amount	$5,401	$5,597
Accumulated amortization	(1,777)	(1,837)
Net core deposit premiums	$3,624	$3,760

Core deposit premium amortization expense recorded for the three months ended March 31, 2013 and 2012, was $137,000 and $74,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of March 31, 2013, is as follows:

(In thousands)	Year	Amortization Expense

	Remainder of 2013	$377
	2014	410
	2015	403
	2016	401
	2017	401
	Thereafter	1,632
	Total	$3,624

NOTE 7: TIME DEPOSITS

Time deposits include approximately $361,529,000 and $370,598,000 of certificates of deposit of $100,000 or more at March 31, 2013, and December 31, 2012, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	March 31, 2013	March 31, 2012
Income taxes currently payable	$3,896	$1,529
Deferred income taxes	(1,276)	1,149
Provision for income taxes	$2,620	$2,678

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	March 31,	December 31,
(In thousands)	2013	2012

Deferred tax assets
Loans acquired	$21,433	$24,186
FDIC true-up liability	1,931	1,775
Allowance for loan losses	10,580	10,736
Valuation of foreclosed assets	251	669
Deferred compensation payable	1,690	1,676
FHLB advances	377	409
Vacation compensation	1,079	1,058
Accumulated depreciation	437	280
Loan interest	767	767
Other	583	569
Total deferred tax assets	39,128	42,125
Deferred tax liabilities
Deferred loan fee income and expenses, net	(2,681)	(2,373)
FHLB stock dividends	(296)	(296)
Goodwill and core deposit premium amortization	(11,556)	(11,190)
FDIC indemnification asset	(27,850)	(31,846)
Available-for-sale securities	(29)	(166)
Other	(2,492)	(3,443)
Total deferred tax liabilities	(44,904)	(49,314)
Net deferred tax liabilities included in other liabilities on balance sheets	$(5,776)	$(7,189)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	March 31, 2013	March 31, 2012

Computed at the statutory rate (35%)	$3,005	$3,161
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	239	238
Tax exempt interest income	(594)	(670)
Tax exempt earnings on BOLI	(97)	(124)
Other differences, net	67	73
Actual tax provision	$2,620	$2,678

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

NOTE 9: OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at March 31, 2013, and December 31, 2012, consisted of the following components:

(In thousands)	March 31, 2013	December 31, 2012

Other Borrowings
FHLB advances, due 2013 to 2033, 0.96% to 8.41% secured by residential real estate loans	$81,646	$89,441
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Total other borrowings and subordinated debentures	$102,266	$110,061

At March 31, 2013, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $81.6 million at March 31, 2013, with approximately $575.9 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $707.2 million at March 31, 2013.

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

Aggregate annual maturities of long-term debt at March 31, 2013, are:

(In thousands)	Year	Annual Maturities

	2013	$7,895
	2014	11,908
	2015	10,650
	2016	9,030
	2017	21,778
	Thereafter	41,005
	Total	$102,266

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

The Company repurchased 94,015 shares of stock with a weighted average repurchase price of $25.59 per share during the three month period ended March 31, 2013.  Under the current stock repurchase plan, the Company can repurchase an additional 479,685 shares.

NOTE 12: UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At March 31, 2013, the Company subsidiaries had approximately $10.7 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of March 31, 2013, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 20.88% at March 31, 2013.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended March 31, 2013:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2013	217,650	$26.77	134,730	$25.89
Granted	--	--	53,376	25.56
Stock Options Exercised	(2,283)	23.78	--	--
Stock Awards Vested	--	--	(35,677)	26.95
Forfeited/Expired	(822)	28.31	--	--
Balance, March 31, 2013	214,545	$26.79	152,429	$25.52

Exercisable, March 31, 2013	206,017	$26.65

The following table summarizes information about stock options under the plans outstanding at March 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$23.78	-	$23.78	43,517	1.3	$23.78	43,517	$23.78
24.50	-	24.50	30,800	2.2	24.50	30,800	24.50
26.19	-	27.67	49,800	3.0	26.20	49,800	26.20
28.42	-	28.42	46,100	4.0	28.42	46,100	28.42
30.31	-	30.31	44,328	5.0	30.31	35,800	30.31

Total stock-based compensation expense was $336,000 and $402,000 during the three months ended March 31, 2013 and 2012, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  Unrecognized stock-based compensation expense related to stock options totaled $11,000 at March 31, 2013.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 0.13 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $3,338,000 at March 31, 2013.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.56 years.

The intrinsic value of stock options outstanding and stock options exercisable at March 31, 2013 was $92,000.  Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $25.32 as of March 31, 2013, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the three months ended March 31, 2013 was $4,000. There were no stock options exercised during the three months ended March 31, 2012.

NOTE 14: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the three months ended:

	Three Months Ended March 31,
(In thousands)	2013	2012

Interest paid	$3,085	$4,423
Income taxes paid	379	2
Transfers of loans to foreclosed assets	3,153	3,181
Transfers of loans acquired, covered by FDIC loss share, to foreclosed assets covered by FDIC loss share	3,236	3,530

NOTE 15: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended March 31,
(In thousands)	2013	2012

Professional services	$1,184	$1,117
Postage	662	627
Telephone	659	600
Credit card expense	1,658	1,692
Operating supplies	402	336
Amortization of core deposit premiums	137	74
Other expense	3,079	2,904
Total other operating expenses	$7,781	$7,350

NOTE 16: CERTAIN TRANSACTIONS

From time to time the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families.  From time to time directors, officers and their associates and members of their immediate families have placed deposits with the Company’s subsidiary banks.  Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons not related to the lender and did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 17: COMMITMENTS AND CREDIT RISK

The Company grants agri-business, commercial and residential loans to customers throughout Arkansas, Kansas and Missouri, along with credit card loans to customers throughout the United States.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At March 31, 2013, the Company had outstanding commitments to extend credit aggregating approximately $422,957,000 and $348,547,000 for credit card commitments and other loan commitments.  At December 31, 2012, the Company had outstanding commitments to extend credit aggregating approximately $401,817,000 and $301,444,000 for credit card commitments and other loan commitments.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $6,945,000 and $9,901,000 at March 31, 2013, and December 31, 2012, respectively, with terms ranging from 7 months to 5 years.  At March 31, 2013 and December 31, 2012, the Company’s deferred revenue under standby letter of credit agreements was approximately $5,000 and $10,000, respectively.

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

·	Level 1 Inputs – Quoted prices in active markets for identical assets or liabilities.

·
Level 2 Inputs – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

·	Level 3 Inputs – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in valuation techniques during the periods ended March 31, 2013 and 2012.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2013
ASSETS
Available-for-sale securities
U.S. Government agencies	$159,846	$--	$159,846	$--
Mortgage-backed securities	15,891	--	15,891	--
State and political subdivisions	1,417	--	1,417	--
Other securities	15,011	1,504	13,507	--
Assets held in trading accounts	8,368	1,650	6,718	--

December 31, 2012
ASSETS
Available-for-sale securities
U.S. Government agencies	$152,481	$--	$152,481	$--
Mortgage-backed securities	20,634	--	20,634	--
State and political subdivisions	2,988	--	2,988	--
Other securities	15,239	1,504	13,735	--
Assets held in trading accounts	6,224	1,800	4,424	--

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

Appraisals are updated at renewal, if not more frequently, for all collateral dependent loans that are deemed impaired by way of impairment testing.  Impairment testing for selected loans rated Special Mention or worse begins at $500,000, with testing on all loans over $1.5 million rated Special Mention or worse.  All collateral dependent impaired loans meeting these thresholds have had updated appraisals or internally prepared evaluations within the last one to two years and these updated valuations are considered in the quarterly review and discussion of the corporate Special Asset Committee.  On targeted CRE loans, appraisals/internally prepared valuations may be updated before the typical 1-3 year balloon/maturity period.  If an updated valuation results in decreased value, a specific (ASC 310) impairment is placed against the loan, or a partial charge-down is initiated, depending on the circumstances and anticipation of the loan’s ability to remain a going concern, possibility of foreclosure, certain market factors, etc.

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of March 31, 2013 and December 31, 2012, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $30.7 million and $33.4 million, respectively.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral.  The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan.  Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.  It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future.  As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount.  During the reported periods, collateral discounts ranged from 10% to 40% for commercial and residential real estate collateral.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At March 31, 2013, and December 31, 2012, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2013, and December 31, 2012.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2013
ASSETS
Impaired loans (1) (2) (collateral dependent)	$1,322	$--	$--	$1,322
Foreclosed assets held for sale (1)	281	--	--	281

December 31, 2012
ASSETS
Impaired loans (1) (2) (collateral dependent)	$4,900	$--	$--	$4,900
Foreclosed assets held for sale (1)	1,484	--	--	1,484
________________________
(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)
Specific allocations of $45,000 and $219,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended March 31, 2013 and December 31, 2012, respectively.

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

Federal Funds purchased, securities sold under agreement to repurchase – The carrying amount for Federal funds purchased, securities sold under agreement to repurchase and short-term debt are a reasonable estimate of fair value (Level 2).

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2013
Financial assets:
Cash and cash equivalents	$642,998	$642,998	$--	$--	$642,998
Held-to-maturity securities	488,513	--	491,556	--	491,556
Mortgage loans held for sale	19,100	--	--	19,100	19,100
Interest receivable	13,027	--	13,027	--	13,027
Loans	1,561,342	--	--	1,561,626	1,561,626
Loans acquired, covered by FDIC loss share	181,537	--	--	179,752	179,752
Loans acquired, not covered by FDIC loss share	78,745	--	--	83,111	83,111
FDIC indemnification asset	71,002	--	--	71,002	71,002

Financial liabilities:
Non-interest bearing transaction accounts	592,442	--	592,442	--	592,442
Interest bearing transaction accounts and savings deposits	1,456,005	--	1,456,005	--	1,456,005
Time deposits	844,217	--	--	847,962	847,962
Federal funds purchased and securities sold under agreements to repurchase	108,227	--	108,227	--	108,227
Other borrowings	81,646	--	86,816	--	86,816
Subordinated debentures	20,620	--	15,793	--	15,793
Interest payable	1,167	--	1,167	--	1,167

December 31, 2012
Financial assets:
Cash and cash equivalents	$537,797	$537,797	$--	$--	$537,797
Held-to-maturity securities	496,141	--	500,578	--	500,578
Mortgage loans held for sale	25,367	--	--	25,367	25,367
Interest receivable	14,530	--	14,530	--	14,530
Loans	1,600,631	--	--	1,602,014	1,602,014
Loans acquired, covered by FDIC loss share	210,842	--	--	208,685	208,685
Loans acquired, not covered by FDIC loss share	82,764	--	--	82,764	82,764
FDIC indemnification asset	75,286	--	--	75,286	75,286

Financial liabilities:
Non-interest bearing transaction accounts	576,655	--	576,655	--	576,655
Interest bearing transaction accounts and savings deposits	1,421,137	--	1,421,137	--	1,421,137
Time deposits	876,371	--	--	880,201	880,201
Federal funds purchased and securities sold under agreements to repurchase	104,078	--	104,078	--	104,078
Other borrowings	89,441	--	94,472	--	94,472
Subordinated debentures	20,620	--	15,414	--	15,414
Interest payable	1,096	--	1,096	--	1,096

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2013, and the related condensed consolidated statements of income and comprehensive income for the three month periods ended March 31, 2013 and 2012 and statements of stockholders’ equity and cash flows for the three month periods ended March 31, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
May 10, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended March 31, 2013, was $5.9 million and diluted earnings per share were $0.36, compared to net income of $6.4 million and $0.37 diluted earnings per share for the same period of 2012.  During the quarter we incurred $146,000 in after-tax merger related expenses associated with our 2012 FDIC-assisted acquisitions.  Excluding this nonrecurring item, core net income for the three months ended March 31, 2013, was $6.1 million and diluted core earnings per share were $0.37, flat when compared to the same period of 2012.

Considering interest rates continue at historical lows and due to the seasonality that we experience in the first quarter each year, we are pleased with our overall earnings performance.  More so, we are pleased with the positive trends in our balance sheet, as reflected in our normalized organic loan growth of approximately 4%, which enabled us to produce a net interest margin of 4.01%.  The organic loan growth, coupled with strong asset quality, position us favorably for the balance of the year.

Stockholders’ equity as of March 31, 2013, was $406.5 million, book value per share was $24.62 and tangible book value per share was $20.73.  Our ratio of stockholders’ equity to total assets was 11.5% and the ratio of tangible stockholders’ equity to tangible assets was 9.8% at March 31, 2013.  The Company’s Tier I leverage ratio of 10.8%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

During the quarter we fully integrated the acquired locations, including system conversions, on our 2012 FDIC-assisted acquisitions.  Those acquisitions were strategic in that they complement the footprint we have been building in the Kansas and Missouri market.  Our exceptional level of capital positions us to continue to take advantage of additional acquisition opportunities to expand our presence in that geographic region through additional FDIC and/or traditional acquisitions going forward.  We continue to actively pursue the right opportunities that meet our strategic plan regarding mergers and acquisitions.

We continue to allocate our earnings, less dividends, to our stock repurchase program.  We believe our stock, at its recent market price, continues to be an excellent investment.  We increased our quarterly dividend from $0.20 to $0.21 per share, beginning with the first quarter.  On an annual basis, the $0.84 per share dividend results in a 3.4% return based on our recent stock price.

Total assets were $3.54 billion at March 31, 2013, compared to $3.53 billion at December 31, 2012.  Total loans, including loans acquired, were $1.85 billion at March 31, 2013, compared to $1.92 billion at December 31, 2012.  We continue to have good asset quality.

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

Allowance for Loan Losses on Loans Not Acquired

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

Net Interest Income

For the three month period ended March 31, 2013, net interest income on a fully taxable equivalent basis was $31.1 million, an increase of $2.2 million, or 7.7%, over the same period in 2012.  The increase in net interest income was the result of a $1.1 million increase in interest income and a $1.1 million decrease in interest expense.

The increase in interest income of $1.1 million can be attributed to our FDIC-assisted acquisitions and legacy loans.  The increased yield in our loan portfolio, excluding acquired covered loans, caused a $1.4 million increase in interest income.  The acquired covered loans generated an additional $0.2 million in interest income.   The offsetting $0.5 million decrease in interest income is primarily due to a 35 basis point decline in the yield on investment securities.

Regarding the $0.2 million increase in interest income from covered loans, a $1.8 million interest income decrease from covered loan yields was more than offset by a $2.0 million increase in interest income due to the increased balances in the portfolio associated with our 2012 FDIC-assisted acquisitions.  The $1.8 million decrease resulted from lower average yields on the covered loans, decreasing to 12.76% in 2013 from 16.97% in 2012.  The newly acquired covered loans carried a lower yield due to the additional income accretion being recognized on the existing covered loans in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions as discussed in Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  Beginning in the fourth quarter of 2011, this cash flows estimate increased based on the payment histories and reduced loss expectations of the loan pools. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets will be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the three months ended March 31, 2013, the adjustments increased interest income by $2.9 million and decreased non-interest income by $2.8 million.  The net increase to pre-tax income was $119,000 for the three months ended March 31, 2013.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $22.1 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $19.1 million.  Of the remaining adjustments, we expect to recognize $8.5 million of interest income and a $8.2 million reduction of non-interest income during the remainder of 2013.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $1.1 million decrease in interest expense is the result of a 25 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for a $1.0 million decrease in interest expense, while declining volume caused a $0.1 million decrease in interest expense.  The most significant component of this decrease was the $0.7 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 31 basis points from 1.06% to 0.75%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $0.2 million decrease in interest expense, with the average rate decreasing by 5 basis points from 0.22% to 0.17%.

Net Interest Margin

Our net interest margin increased 8 basis points to 4.01% for the three month period ended March 31, 2013, when compared to 3.93% for the same period in 2012.  The margin has been strengthened from the impact of the accretable yield adjustments discussed above.  Also, the acquisition of loans, along with our ability to stabilize the size of our legacy loan portfolio, has allowed us to increase our level of higher yielding assets.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2013 and 2012, respectively, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2013, versus March 31, 2012.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended March 31,
(In thousands)	2013	2012

Interest income	$33,232	$31,988
FTE adjustment	1,073	1,203
Interest income – FTE	34,305	33,191
Interest expense	3,157	4,270
Net interest income – FTE	$31,148	$28,921

Yield on earning assets – FTE	4.41%	4.51%
Cost of interest bearing liabilities	0.51%	0.73%
Net interest spread – FTE	3.90%	3.78%
Net interest margin – FTE	4.01%	3.93%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended March 31, 2013 vs. 2012

Increase due to change in earning assets	$3,620
Decrease due to change in earning asset yields	(2,507)
Increase due to change in interest bearing liabilities	69
Increase due to change in interest rates paid on interest bearing liabilities	1,044
Increase in net interest income	$2,226

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2013 and 2012.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$560,759	$290	0.21	$576,416	$303	0.21
Federal funds sold	8,487	3	0.14	281	--	0.00
Investment securities - taxable	488,148	1,222	1.02	459,164	1,378	1.21
Investment securities - non-taxable	200,985	2,742	5.53	209,361	3,089	5.93
Mortgage loans held for sale	19,442	155	3.23	17,076	153	3.60
Assets held in trading accounts	8,525	11	0.52	6,845	12	0.71
Loans, not covered by loss share	1,669,054	23,707	5.76	1,550,341	22,283	5.78
Loans acquired, covered by loss share	196,190	6,175	12.76	141,563	5,973	16.97
Total interest earning assets	3,151,590	34,305	4.41	2,961,047	33,191	4.51
Non-earning assets	387,226			318,638
Total assets	$3,538,816			$3,279,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,446,533	$611	0.17	$1,252,972	$696	0.22
Time deposits	858,692	1,588	0.75	863,522	2,269	1.06
Total interest bearing deposits	2,305,225	2,199	0.39	2,116,494	2,965	0.56
Federal funds purchased and securities sold under agreement to repurchase	118,131	65	0.22	108,841	99	0.37
Other borrowings	83,872	734	3.55	89,920	815	3.65
Subordinated debentures	20,620	159	3.13	30,930	391	5.08
Total interest bearing liabilities	2,527,848	3,157	0.51	2,346,185	4,270	0.73
Non-interest bearing liabilities:
Non-interest bearing deposits	567,588			494,366
Other liabilities	34,486			27,417
Total liabilities	3,129,922			2,867,968
Stockholders’ equity	408,894			411,717
Total liabilities and stockholders’ equity	$3,538,816			$3,279,685
Net interest spread			3.90			3.78
Net interest margin		$31,148	4.01		$28,921	3.93

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2013, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended March 31,
	2013 over 2012
(In thousands, on a fully		Yield/
taxable equivalent basis)	Volume	Rate	Total

Increase (decrease) in:
Interest income:
Interest bearing balances due from banks	$(8)	$(5)	$(13)
Federal funds sold	3	--	3
Investment securities - taxable	83	(239)	(156)
Investment securities - non-taxable	(121)	(226)	(347)
Mortgage loans held for sale	20	(18)	2
Assets held in trading accounts	2	(4)	(2)
Loans, not covered by loss share	1,689	(265)	1,424
Loans acquired, covered by loss share	1,952	(1,750)	202
Total	3,620	(2,507)	1,113

Interest expense:
Interest bearing transaction and savings accounts	98	(183)	(85)
Time deposits	(13)	(668)	(681)
Federal funds purchased and securities sold under agreements to repurchase	7	(41)	(34)
Other borrowings	(54)	(27)	(81)
Subordinated debentures	(107)	(125)	(232)
Total	(69)	(1,044)	(1,113)
Increase (decrease) in net interest income	$3,689	$(1,463)	$2,226

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

The provision for loan losses for the three month period ended March 31, 2013, was $0.9 million, compared to $0.8 million for the three month period ended March 31, 2012, an increase of $0.1 million.   See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $11.3 million for the three month period ended March 31, 2013, an increase of $590,000, or 5.5%, compared to $10.7 million for the same period in 2012.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance, gains (losses) from sales of securities and gains (losses) related to FDIC-assisted transactions and covered assets.

Table 5 shows non-interest income for the three month periods ended March 31, 2013 and 2012, respectively, as well as changes in 2013 from 2012.

Table 5:  Non-Interest Income

	Three Months		2013
	Ended March 31		Change from
(In thousands)	2013	2012	2012
Trust income	$1,444	$1,309	$135	10.31%
Service charges on deposit accounts	4,241	3,865	376	9.73
Other service charges and fees	775	792	(17)	-2.15
Mortgage lending income	1,216	1,294	(78)	-6.03
Investment banking income	454	699	(245)	-35.05
Credit card fees	4,039	4,079	(40)	-0.98
Bank owned life insurance income	278	355	(77)	-21.69
Net gain (loss) on assets covered by FDIC loss share agreements	(2,142)	(2,665)	523	19.62
Other income	1,008	995	13	1.31
Total non-interest income	$11,313	$10,723	$590	5.50%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended March 31, 2013, was $10.5 million, an increase of $454,000 from the three month period ended March 31, 2012.  Service charges on deposit accounts increased by $376,000, or 9.7%, primarily due to accounts added as part of our 2012 FDIC-assisted acquisitions, recently implemented paper statement fees and an increase in NSF income.  Trust income increased by $135,000, or 10.3%, due primarily to growth in our personal trust and investor management client base during 2012.

Mortgage banking income decreased by $78,000 for the three months ended March 31, 2013, compared to last year, due primarily to a decline in residential refinancing volume from 2012.  Investment banking income decreased by $245,000, due primarily to a sustained low interest rate environment resulting in fewer “calls” for our dealer-bank customers.

Net gain (loss) on assets covered by FDIC loss share agreements improved by $523,000, due primarily to increases in indemnification asset accretion related to our 2012 acquisitions.  There were no realized gains or losses from the sale of securities for the three months ended March 31, 2013 or 2012.

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

Non-interest expense for the three months ended March 31, 2013, was $31.9 million, an increase of $3.3 million, or 11.4%, from the same periods in 2012.

Included in non-interest expense for the three months ended March 31, 2013, were $240,000 in nonrecurring merger related costs associated with the Truman and Excel acquisitions and $2.9 million in normal operating expense attributable to the 2012 FDIC-assisted acquisitions.  Normalizing for the nonrecurring merger related costs and the normal operating expenses of the acquisitions, non-interest expense for the three months ended March 31, 2013, increased only $121,000, or 0.4%, from the same period in 2012.

Salaries and employee benefits increased by $1.7 million for the three months ended March 31, 2013, including $1.3 million related to the 2012 acquisitions.  Occupancy expense increased by $474,000 for the same period, with $386,000 related to the acquisitions.  Deposit insurance for the three months ended March 31, 2013, increased $204,000 from the same periods in 2012, related entirely to the 2012 acquisitions.

Our ability to hold comparative costs relatively flat from last year can be attributed to good expense control, coupled with our ongoing efficiency initiatives.

Table 6 below shows non-interest expense for the three month periods ended March 31, 2013 and 2012, respectively, as well as changes in 2013 from 2012.

Table 6:  Non-Interest Expense

	Three Months		2013
	Ended March 31		Change from
(In thousands)	2013	2012	2012
Salaries and employee benefits	$18,507	$16,824	$1,683	10.00%
Occupancy expense, net	2,555	2,081	474	22.78
Furniture and equipment expense	1,723	1,604	119	7.42
Other real estate and foreclosure expense	331	207	124	59.90
Deposit insurance	775	571	204	35.73
Merger related costs	240	--	240	100.00
Other operating expenses:
Professional services	1,184	1,117	67	6.00
Postage	662	627	35	5.58
Telephone	659	600	59	9.83
Credit card expenses	1,658	1,692	(34)	-2.01
Operating supplies	402	336	66	19.64
Amortization of intangibles	137	74	63	85.14
Other expense	3,079	2,904	175	6.03

Total non-interest expense	$31,912	$28,637	$3,275	11.44%

LOAN PORTFOLIO

Our loan portfolio, excluding loans acquired, averaged $1.588 billion and $1.550 billion during the first three months of 2013 and 2012, respectively.  As of March 31, 2013, total loans, excluding loans acquired, were $1.589 billion, a decrease of $39 million from December 31, 2012.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	March 31, 2013	December 31, 2012

Consumer:
Credit cards	$171,599	$185,536
Student loans	31,835	34,145
Other consumer	102,297	105,319
Total consumer	305,731	325,000
Real estate:
Construction	136,099	138,132
Single family residential	355,479	356,907
Other commercial	569,686	568,166
Total real estate	1,061,264	1,063,205
Commercial:
Commercial	150,407	141,336
Agricultural	68,048	93,805
Total commercial	218,455	235,141
Other	3,627	5,167
Total loans, excluding loans acquired, before allowance for loan losses	$1,589,077	$1,628,513

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $305.7 million at March 31, 2013, or 19.2% of total loans, compared to $325.0 million, or 20.0% of total loans at December 31, 2012.  The decrease in consumer loans from December 31, 2012, to March 31, 2013, was primarily due to the seasonal decline in our credit card portfolio, a decrease in our indirect lending, and the paydowns and consolidation of student loans – a business line eliminated from the private sector by Government legislation after the 2009 – 2010 school year.  We plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.061 billion at March 31, 2013, or 66.8% of total loans, compared to the $1.063 billion, or 65.3% of total loans at December 31, 2012, a decrease of $1.9 million.

Commercial loans consist of commercial loans and agricultural loans.  Commercial loans were $218.5 million at March 31, 2013, or 13.8% of total loans, compared to $235.1 million, or 14.4% of total loans at December 31, 2012, a decrease of $16.7 million.  This decrease was due to the $25.8 million seasonal decline in our agricultural loan portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.  Non-agricultural commercial loans at March 31, 2013 increased to $150.4 million, a $9.1 million, or 6.4%, growth from December 31, 2012.

ASSETS ACQUIRED

Since May 2010, the Company has acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of four failed banks in FDIC-assisted transactions in Kansas and Missouri.  Loans comprise the majority of the assets acquired.  The majority of the loans acquired, along with the majority of the foreclosed assets acquired, are subject to loss share agreements with the FDIC whereby SFNB is indemnified against 80% of losses.  These loans and foreclosed assets, as well as the related indemnification asset from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

A summary of the covered assets, along with the assets acquired that are not covered under FDIC loss share agreements, are reflected in Table 8 below as of March 31, 2013 and December 31, 2012.

Table 8:  Assets Acquired

(In thousands)	March 31, 2013	December 31, 2012

Loans acquired, covered by FDIC loss share (net of discount)	$181,537	$210,842
Foreclosed assets covered by FDIC loss share	28,003	27,620
FDIC indemnification asset	71,002	75,286
Total covered assets	$280,542	$313,748

Loans acquired, not covered by FDIC loss share (net of discount)	$78,745	$82,764
Foreclosed assets acquired, not covered by FDIC loss share	9,461	11,796
Total assets acquired, not covered by FDIC loss share	$88,206	$94,560

We evaluated loans purchased in conjunction with the acquisitions for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  All loans acquired in these transactions were deemed to be impaired loans.  These loans were not classified as nonperforming assets at March 31, 2013 or December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  For further discussion of assets acquired, see Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $2.3 million of government guaranteed student loans were over 90 days past due as of March 31, 2013.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, decreased by $2.9 million from December 31, 2012, to March 31, 2013.  As part of our 2012 FDIC-assisted transactions, we acquired $13.6 million in non-covered foreclosed assets, with $11.8 million remaining at December 31, 2012, and $9.5 million at March 31, 2013.  The decrease in non-performing assets from December 31, 2012, to March 31, 2013 was due to the reduction in these acquired foreclosed assets, not covered by FDIC loss share.  Non-performing assets, including trouble debt restructurings (“TDRs”) and the acquired non-covered foreclosed assets, as a percent of total assets were 1.51% at March 31, 2013, compared to 1.61% at December 31, 2012.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  We had TDRs totaling $13.8 million and $14.1 million at March 31, 2013, and December 31, 2012, respectively.  The majority of our TDRs are in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.75% as of March 31, 2013.  Non-performing loans equaled 0.74 % of total loans.  Non-performing assets were 1.20% of total assets, a 9 basis point improvement from December 31, 2012.  The allowance for loan losses was 237% of non-performing loans.  Our annualized net charge-offs to total loans for the first three months of 2013 was 0.27%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.11%.  Annualized net credit card charge-offs to total credit card loans for the most recent quarter were 1.53%, compared to 1.50% during the full year 2012, and nearly 250 basis points below the most recently published industry average for credit card charge-offs.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	March 31, 2013	December 31, 2012

Nonaccrual loans (1)	$8,768	$9,123
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	2,284	2,234
Other loans	660	681
Total loans past due 90 days or more	2,944	2,915
Total non-performing loans	11,712	12,038
Other non-performing assets:
Foreclosed assets held for sale	21,253	21,556
Acquired foreclosed assets held for sale, not covered by loss share	9,461	11,796
Other non-performing assets	238	221
Total other non-performing assets	30,952	33,573
Total non-performing assets	$42,664	$45,611

Performing TDRs	$10,745	$11,015
Allowance for loan losses to non-performing loans	237%	232%
Non-performing loans to total loans	0.74%	0.74%
Non-performing loans to total loans (excluding Government guaranteed student loans) (2)	0.52%	0.60%
Non-performing assets to total assets (3)	1.20%	1.29%
Non-performing assets to total assets (excluding Government guaranteed student loans) (2) (3)	1.14%	1.23%
________________________
(1)	Includes nonaccrual TDRs of approximately $3.1 million at March 31, 2013 and December 31, 2012.
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

There was no interest income on nonaccrual loans recorded for the three month periods ended March 31, 2013 and 2012.

At March 31, 2013, impaired loans, net of government guarantees and loans acquired, were $25.7 million compared to $30.8 million at December 31, 2012.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2013	2012

Balance, beginning of year	$27,882	$30,108
Loans charged off:
Credit card	909	997
Other consumer	374	226
Real estate	239	2,539
Commercial	96	129
Total loans charged off	1,618	3,891
Recoveries of loans previously charged off:
Credit card	236	210
Other consumer	195	156
Real estate	68	930
Commercial	53	41
Total recoveries	552	1,337
Net loans charged off	1,066	2,554
Provision for loan losses	919	771
Balance, March 31	$27,735	28,325

Loans charged off:
Credit card		2,519
Other consumer		972
Real estate		1,556
Commercial		414
Total loans charged off		5,461
Recoveries of loans previously charged off:
Credit card		648
Other consumer		419
Real estate		453
Commercial		129
Total recoveries		1,649
Net loans charged off		3,812
Provision for loan losses		3,369
Balance, end of year		$27,882

Provision for Loan Losses

The amount of provision to the allowance during the three months ended March 31, 2013 and 2012, and for the year ended December 31, 2012, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

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

As of December 31, 2012, we refined our allowance calculation.  As part of the refinement process, we evaluated the criteria previously applied to the entire loan portfolio, and used to calculate the unallocated portion of the allowance, and applied those criteria to each specific loan category.  For example, the impact of national, state and local economic trends and conditions was evaluated by and allocated to specific loan categories. As a result of this refined allowance calculation, as of December 31, 2012, we allocated to the various loan categories the amounts previously included in our unallocated allowance prior to the fourth quarter of 2012.

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

As of March 31, 2013, the allowance for loan losses reflects a decrease of approximately $147,000 from December 31, 2012, while total loans, excluding loans acquired, decreased by $37.1 million over the same three month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The following table sets forth the sum of the amounts of the allowance for loan losses attributable to individual loans within each category, or loan categories in general.  As previously discussed, we refined our allowance calculation during 2012 such that we no longer maintain unallocated allowance.  The table also reflects the percentage of loans in each category to the total loan portfolio, excluding loans acquired, for each of the periods indicated.  These allowance amounts have been computed using the Company’s internal grading system, specific impairment analysis, qualitative and quantitative factor allocations.  The amounts shown are not necessarily indicative of the actual future losses that may occur within individual categories.  We had no allocation of our allowance to loans acquired for any of the periods presented.

Table 11:  Allocation of Allowance for Loan Losses

	March 31, 2013		December 31, 2012
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$6,799	10.8%	$7,211	11.4%
Other consumer	1,125	8.4%	1,574	8.6%
Real estate	16,131	66.8%	15,453	65.3%
Commercial	3,532	13.8%	3,446	14.4%
Other	148	0.2%	198	0.3%
Total	$27,735	100.0%	$27,882	100.0%
________________________
(1) Percentage of loans in each category to total loans, excluding loans acquired.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 92 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of March 31, 2013, core deposits comprised 86.9% of our total deposits.

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

We manage our interest expense through deposit pricing and do not anticipate a significant change in total deposits. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs.  We can also utilize brokered deposits as an additional source of funding to meet liquidity needs.

Our total deposits as of March 31, 2013, were $2.893 billion, an increase of $18.5 million from December 31, 2012.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Interest bearing transaction and savings accounts were $1.456 billion at March 31, 2013, a $34.9 million increase compared to $1.421 billion on December 31, 2012.  Total time deposits decreased approximately $32.2 million to $844.2 million at March 31, 2013, from $876.4 million at December 31, 2012.  We had $16.4 million and $16.6 million of brokered deposits at March 31, 2013, and December 31, 2012, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $102.3 million and $110.1 million at March 31, 2013, and December 31, 2012, respectively.   The outstanding balance for March 31, 2013, includes $81.6 million in FHLB long-term advances and $20.6 million of trust preferred securities.  During the three months ended March 31, 2013, we decreased total debt by $7.8 million, or 7.1%, from December 31, 2012, due to scheduled payoffs of FHLB advances.

CAPITAL

Overview

At March 31, 2013, total capital was $406.5 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At March 31, 2013, our equity to asset ratio was 11.5%, down 4 basis points from year-end 2012.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of March 31, 2013, no preferred stock has been issued.

Stock Repurchase

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

During the three months ended March 31, 2013, we repurchased 94,015 shares of stock with a weighted average repurchase price of $25.59 per share.  Under the current stock repurchase plan, an additional 479,685 shares are available for repurchase. We continue to allocate our earnings, less dividends, to our stock repurchase program.  We believe our stock, at its current price, continues to be an excellent investment.

Cash Dividends

We declared cash dividends on our common stock of $0.21 per share for the first three months of 2013 compared to $0.20 per share for the first three months of 2012, an increase of $0.01, or 5.0%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2013, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at March 31, 2013, and December 31, 2012, are presented in Table 12 below:

Table 12:  Risk-Based Capital

	March 31,	December 31,
($ in thousands)	2013	2012

Tier 1 capital:
Stockholders’ equity	$406,454	$406,062
Trust preferred securities	20,000	20,000
Goodwill and core deposit premiums	(48,529)	(48,966)
Unrealized gain on available-for-sale securities, net of income taxes	(45)	(257)
Total Tier 1 capital	377,880	376,839
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	28	19
Qualifying allowance for loan losses	24,129	24,743
Total Tier 2 capital	24,157	24,762
Total risk-based capital	$402,037	$401,601

Risk weighted assets	$1,925,199	$1,974,800

Assets for leverage ratio	$3,490,102	$3,484,504

Ratios at end of period:
Tier 1 leverage ratio	10.83%	10.81%
Tier 1 risk-based capital ratio	19.63%	19.08%
Total risk-based capital ratio	20.88%	20.34%
Minimum guidelines:
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

On November 9, 2012, the Federal Reserve announced a delay of the effective date of Basel III and Standardized Approach Proposal requirements, with no announcement of a possible new effective date.  Management believes that, as of March 31, 2013, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective.  There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended March 31,
($ in thousands)	2013	2012

Net Income	$5,937	$6,355
Nonrecurring items:
Merger related costs	240	--
Tax effect (1)	(94)	--
Net nonrecurring items	146	--
Core earnings (non-GAAP)	$6,083	$6,355

Diluted earnings per share	$0.36	$0.37
Nonrecurring items:
Merger related costs	0.01	--
Tax effect (1)	--	--
Net nonrecurring items	0.01	--
Diluted core earnings per share (non-GAAP)	$0.37	$0.37
________________________
(1) Effective tax rate of 39.225%.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At March 31, 2013, undivided profits of the Company's subsidiary banks were approximately $190.5 million, of which approximately $10.7 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At March 31, 2013, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At March 31, 2013, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 24.3% of total assets, as compared to 21.6% at December 31, 2012.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $576 million of these lines of credit are currently available, if needed.

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

The table below presents our interest rate sensitivity position at March 31, 2013.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 14:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
Earning assets:
Short-term investments	$602,992	$--	$--	$--	$--	$--	$--	$602,992
Assets held in trading accounts	4,368	1,000	--	1,000	2,000	--	--	8,368
Investment securities	129,878	133,802	112,803	100,690	21,198	48,876	133,431	680,678
Mortgage loans held for sale	19,100	--	--	--	--	--	--	19,100
Loans	501,691	109,888	136,774	204,701	248,057	355,335	32,631	1,589,077
Loans acquired, not covered	109,482	21,588	10,376	18,747	14,081	7,263	--	181,537
Loans acquired, covered	28,708	7,073	4,929	11,432	19,905	5,794	904	78,745
Total earning assets	1,396,219	273,351	264,882	336,570	305,241	417,268	166,966	3,160,497

Interest bearing liabilities:
Interest bearing transaction and savings deposits	796,510	--	--	--	131,899	395,697	131,899	1,456,005
Time deposits	69,034	131,353	174,552	258,114	134,506	76,611	47	844,217
Short-term debt	108,227	--	--	--	--	--	--	108,227
Long-term debt	21,890	3,154	1,444	8,429	6,962	38,186	22,201	102,266
Total interest bearing liabilities	995,661	134,507	175,996	266,543	273,367	510,494	154,147	2,510,715

Interest rate sensitivity Gap	$400,558	$138,844	$88,886	$70,027	$31,874	$(93,226)	$12,819	$649,782

Cumulative interest rate sensitivity Gap	$400,558	$539,402	$628,288	$698,315	$730,189	$636,963	$649,782
Cumulative rate sensitive assets to rate sensitive liabilities	140.2%	147.7%	148.1%	144.4%	139.6%	127.0%	125.9%
Cumulative Gap as a % of earning assets	12.7%	17.1%	19.9%	22.1%	23.1%	20.2%	20.6%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures were effective for the period.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1A. Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2012.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made the following purchases of its common stock during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans

January 1 – January 31	52,299	$25.58	52,299	521,401
February 1 – February 28	22,000	25.58	22,000	499,401
March 1 – March 31	19,716	25.63	19,716	479,685
Total	94,015	$25.59	94,015

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

10.38
Simmons First National Corporation Executive Stock Incentive – 2010 (incorporated by reference to exhibit 99.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed January 28, 2013 (File No. 333-186254)).

12.1	Computation of Ratios of Earnings to Fixed Charges.*

14
Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Corporation’s Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Corporation’s Chief Financial Officer.*

32.1	Certification of the Corporation’s Chief Executive Officer Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Corporation’s Chief Financial Officer Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Filed herewith.

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: May 10, 2013	/s/ J. Thomas May
J. Thomas May
Chairman and Chief Executive Officer

Date: May 10, 2013	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer