Form 10-Q
period 2013-06-30
SIMMONS FIRST NATIONAL CORP
filed 2013-08-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2013	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 23, 2013, was 16,242,464.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2013

Part I:    Financial Information
Item 1.    Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2013 and December 31, 2012

(In thousands, except share data)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$38,494	$47,470
Interest bearing balances due from banks	420,740	467,984
Federal funds sold	--	22,343
Cash and cash equivalents	459,234	537,797
Investment securities	732,995	687,483
Mortgage loans held for sale	14,454	25,367
Assets held in trading accounts	8,739	6,224
Loans:
Loans	1,650,395	1,628,513
Allowance for loan losses	(27,398)	(27,882)
Loans acquired, covered by FDIC loss share (net of discount)	163,736	210,842
Loans acquired, not covered by FDIC loss share (net of discount)	63,500	82,764
Net loans	1,850,233	1,894,237
FDIC indemnification asset	66,858	75,286
Premises and equipment	88,164	87,557
Foreclosed assets	30,390	33,352
Foreclosed assets covered by FDIC loss share	22,990	27,620
Interest receivable	12,637	14,530
Bank owned life insurance	59,710	52,066
Goodwill	60,605	60,605
Core deposit premiums	3,487	3,760
Other assets	11,273	21,605
Total assets	$3,421,769	$3,527,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$565,433	$576,655
Interest bearing transaction accounts and savings deposits	1,428,422	1,421,137
Time deposits	819,264	876,371
Total deposits	2,813,119	2,874,163
Federal funds purchased and securities sold under agreements to repurchase	79,063	104,078
Other borrowings	77,659	89,441
Subordinated debentures	20,620	20,620
Accrued interest and other liabilities	29,458	33,125
Total liabilities	3,019,919	3,121,427

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at June 30, 2013 and December 31, 2012	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 16,289,239 and 16,542,778 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	163	165
Surplus	89,434	96,587
Undivided profits	314,663	309,053
Accumulated other comprehensive (loss) income	(2,410)	257
Total stockholders’ equity	401,850	406,062
Total liabilities and stockholders’ equity	$3,421,769	$3,527,489

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans not covered by FDIC loss share	$22,602	$22,358	$46,298	$44,630
Loans covered by FDIC loss share	6,469	4,994	12,644	10,967
Federal funds sold	5	1	8	1
Investment securities	3,019	3,313	5,921	6,588
Mortgage loans held for sale	118	164	273	317
Assets held in trading accounts	6	13	17	25
Interest bearing balances due from banks	352	349	642	652
TOTAL INTEREST INCOME	32,571	31,192	65,803	63,180

INTEREST EXPENSE
Deposits	2,082	2,680	4,281	5,645
Federal funds purchased and securities sold under agreements to repurchase	53	77	118	176
Other borrowings	692	799	1,426	1,613
Subordinated debentures	162	385	321	777
TOTAL INTEREST EXPENSE	2,989	3,941	6,146	8,211

NET INTEREST INCOME	29,582	27,251	59,657	54,969
Provision for loan losses	1,034	775	1,953	1,546

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,548	26,476	57,704	53,423

NON-INTEREST INCOME
Trust income	1,342	1,240	2,786	2,549
Service charges on deposit accounts	4,474	3,930	8,715	7,795
Other service charges and fees	791	738	1,566	1,530
Mortgage lending income	1,338	1,445	2,554	2,739
Investment banking income	696	442	1,150	1,141
Credit card fees	4,341	4,207	8,380	8,286
Bank owned life insurance income	366	368	644	723
Loss on sale of securities	(193)	--	(193)	--
Net (loss) gain on assets covered by FDIC loss share agreements	(2,615)	(2,153)	(4,757)	(4,818)
Other income	733	876	1,741	1,871
TOTAL NON-INTEREST INCOME	11,273	11,093	22,586	21,816

NON-INTEREST EXPENSE
Salaries and employee benefits	17,937	16,590	36,444	33,414
Occupancy expense, net	2,450	2,029	5,005	4,110
Furniture and equipment expense	2,030	1,608	3,753	3,212
Other real estate and foreclosure expense	59	194	390	401
Deposit insurance	492	457	1,267	1,028
Merger related costs	(467)	--	(227)	--
Other operating expenses	7,818	7,366	15,599	14,716
TOTAL NON-INTEREST EXPENSE	30,319	28,244	62,231	56,881

INCOME BEFORE INCOME TAXES	9,502	9,325	18,059	18,358
Provision for income taxes	2,926	2,789	5,546	5,467

NET INCOME	$6,576	$6,536	$12,513	$12,891
BASIC EARNINGS PER SHARE	$0.40	$0.38	$0.76	$0.75
DILUTED EARNINGS PER SHARE	$0.40	$0.38	$0.76	$0.75

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
NET INCOME	$6,576	$6,536	$12,513	$12,891

OTHER COMPREHENSIVE INCOME
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(4,232)	186	(4,581)	102
Less: Reclassification adjustment for realized losses included in net income	(193)	--	(193)	--
Other comprehensive (loss) gain, before tax effect	(4,039)	186	(4,388)	102
Less: Tax effect of other comprehensive (loss) gain	(1,584)	73	(1,721)	40

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(2,455)	113	(2,667)	62

COMPREHENSIVE INCOME	$4,121	$6,649	$9,846	$12,953

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012

(In thousands)	June 30, 2013	June 30, 2012
	(Unaudited)
OPERATING ACTIVITIES
Net income	$12,513	$12,891
Items not requiring (providing) cash:
Depreciation and amortization	2,940	2,751
Provision for loan losses	1,953	1,546
Net amortization (accretion) of investment securities and assets not covered by FDIC loss share	873	(138)
Stock-based compensation expense	714	769
Net accretion on assets covered by FDIC loss share	(3,170)	(1,494)
Deferred income taxes	(1,756)	(802)
Loss on sale of investments	193	--
Bank owned life insurance income	(644)	(723)
Changes in:
Interest receivable	1,893	2,151
Mortgage loans held for sale	10,913	7,481
Assets held in trading accounts	(2,515)	(271)
Other assets	4,997	2,014
Accrued expenses and other liabilities	(2,788)	1,816
Income taxes payable	158	897
Net cash provided by operating activities	26,274	28,888

INVESTING ACTIVITIES
Net originations of loans	(14,323)	(41,648)
Net collections of loans covered by FDIC loss share	53,044	43,343
Purchases of premises and equipment, net	(3,274)	(1,288)
Proceeds from sale of foreclosed assets held for sale	12,669	7,875
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	7,897	2,364
Proceeds from sale of available-for-sale securities	617	730
Proceeds from maturities of available-for-sale securities	69,930	153,832
Purchases of available-for-sale securities	(60,817)	(149,254)
Proceeds from maturities of held-to-maturity securities	105,426	310,755
Purchases of held-to-maturity securities	(164,840)	(310,695)
Purchase of bank owned life insurance	(7,000)	(25)
Cash received on FDIC loss share	8,447	9,682
Net cash provided by investing activities	7,776	25,671

FINANCING ACTIVITIES
Net change in deposits	(61,044)	(21,113)
Dividends paid	(6,903)	(6,838)
Net change in other borrowed funds	(11,782)	696
Net change in federal funds purchased and securities sold under agreements to repurchase	(25,015)	(44,546)
Net shares issued under stock compensation plans	450	324
Repurchase of common stock	(8,319)	(7,706)
Net cash used in financing activities	(112,613)	(79,183)

DECREASE IN CASH AND CASH EQUIVALENTS	(78,563)	(24,624)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	537,797	570,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$459,234	$545,582

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2013 and 2012

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2011	$172	$112,436	$439	$294,864	$407,911
Comprehensive income:
Net income	--	--	--	12,891	12,891
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($40)	--	--	62	--	62
Comprehensive income					12,953
Stock issued as bonus shares – 51,245 shares	1	191	--	--	192
Vesting bonus shares	--	718	--	--	718
Stock issued for employee stock purchase plan – 5,103 shares	--	132	--	--	132
Stock granted under stock-based compensation plans	--	51	--	--	51
Repurchase of common stock – (311,674 shares)	(3)	(7,703)	--	--	(7,706)
Cash dividends – $0.40 per share	--	--	--	(6,838)	(6,838)

Balance, June 30, 2012 (Unaudited)	170	105,825	501	300,917	407,413
Comprehensive income:
Net income	--	--	--	14,793	14,793
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($77)	--	--	(244)	--	(244)
Comprehensive income					14,549
Stock issued as bonus shares	(1)	--	--	--	(1)
Vesting bonus shares	--	587	--	--	587
Stock granted under stock-based compensation plans	--	32	--	--	32
Repurchase of common stock – (414,213 shares)	(4)	(9,857)	--	--	(9,861)
Cash dividends – $0.40 per share	--	--	--	(6,657)	(6,657)

Balance, December 31, 2012	165	96,587	257	309,053	406,062
Comprehensive income:
Net income	--	--	--	12,513	12,513
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($1,721)	--	--	(2,667)	--	(2,667)
Comprehensive income					9,846
Stock issued as bonus shares – 64,006 shares	1	228	--	--	229
Vesting bonus shares	--	687	--	--	687
Stock issued for employee stock purchase plan – 5,244 shares	--	126	--	--	126
Exercise of stock options – 4,000 shares	--	95	--	--	95
Stock granted under stock-based compensation plans	--	27	--	--	27
Repurchase of common stock – (326,789 shares)	(3)	(8,316)	--	--	(8,319)
Cash dividends – $0.42 per share	--	--	--	(6,903)	(6,903)

Balance, June 30, 2013 (Unaudited)	$163	$89,434	$(2,410)	$314,663	$401,850

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

Following is the computation of per share earnings for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net income	$6,576	$6,536	$12,513	$12,891

Average common shares outstanding	16,415	17,044	16,465	17,130
Average potential dilutive common shares	3	5	4	4
Average diluted common shares	16,418	17,049	16,469	17,134

Basic earnings per share	$0.40	$0.38	$0.76	$0.75
Diluted earnings per share	$0.40	$0.38	$0.76	$0.75

Stock options to purchase 138,528 and 227,670 shares for the three and six months ended June 30, 2013 and 2012, respectively, were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price.

NOTE 3:    INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30, 2013				December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$313,050	$33	$(8,322)	$304,761	$288,098	$135	$(679)	$287,554
Mortgage-backed securities	43	2	--	45	49	1	--	50
State and political subdivisions	241,751	2,097	(6,120)	237,728	207,374	5,140	(160)	212,354
Other securities	620	--	--	620	620	--	--	620
Total HTM	$555,464	$2,132	$(14,442)	$543,154	$496,141	$5,276	$(839)	$500,578

Available-for-Sale
U.S. Government agencies	$163,989	$--	$(4,599)	$159,390	$152,708	$65	$(292)	$152,481
Mortgage-backed securities	1,898	180	--	2,078	20,436	287	(89)	20,634
State and political subdivisions	1,272	1	(11)	1,262	2,989	--	(1)	2,988
Other securities	14,337	464	--	14,801	14,787	456	(4)	15,239
Total AFS	$181,496	$645	$(4,610)	$177,531	$190,920	$808	$(386)	$191,342

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

As of June 30, 2013, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$299,727	$(8,322)	$--	$--	$299,727	$(8,322)
State and political subdivisions	91,359	(6,094)	104	(26)	91,463	(6,120)
Total HTM	$391,086	$(14,416)	$104	$(26)	$391,190	$(14,442)

Available-for-Sale
U.S. Government agencies	$159,090	$(4,599)	$--	$--	$159,090	$(4,599)
State and political subdivisions	1,211	(11)	--	--	1,211	(11)
Total AFS	$160,301	$(4,610)	$--	$--	$160,301	$(4,610)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of June 30, 2013, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2013, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $656.2 million at June 30, 2013, and $434.8 million at December 31, 2012.

The book value of securities sold under agreements to repurchase equaled $58.5 million and $58.8 million for June 30, 2013, and December 31, 2012, respectively.

Income earned on securities for the three and six months ended June 30, 2013 and 2012, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Taxable:
Held-to-maturity	$760	$829	$1,463	$1,681
Available-for-sale	546	585	1,065	1,111
Non-taxable:
Held-to-maturity	1,709	1,899	3,384	3,796
Available-for-sale	4	--	9	--
Total	$3,019	$3,313	$5,921	$6,588

Maturities of investment securities at June 30, 2013, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$29,768	$29,879	$350	$350
After one through five years	188,430	186,541	55,674	55,216
After five through ten years	240,321	234,222	110,092	106,032
After ten years	96,945	92,512	1,043	1,132
Other securities	--	--	14,337	14,801
Total	$555,464	$543,154	$181,496	$177,531

There were no realized gains and realized losses of $193,000 on investment securities for the three and six months ended June 30, 2013.  There were no realized gains or losses on investment securities for the three and six months ended June 30, 2012.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:    LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2013, the Company’s loan portfolio was $1.88 billion, compared to $1.92 billion at December 31, 2012.  The various categories of loans are summarized as follows:

(In thousands)	June 30, 2013	December 31, 2012

Consumer:
Credit cards	$173,536	$185,536
Student loans	30,106	34,145
Other consumer	103,765	105,319
Total consumer	307,407	325,000
Real Estate:
Construction	142,902	138,132
Single family residential	364,239	356,907
Other commercial	572,110	568,166
Total real estate	1,079,251	1,063,205
Commercial:
Commercial	152,122	141,336
Agricultural	107,113	93,805
Total commercial	259,235	235,141
Other	4,502	5,167
Loans	1,650,395	1,628,513
Loans acquired, covered by FDIC loss share (net of discount)	163,736	210,842
Loans acquired, not covered by FDIC loss share (net of discount)	63,500	82,764
Total loans before allowance for loan losses	$1,877,631	$1,922,119

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

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchase or other expansion projects.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers??business or farming operations.  The Company continues its efforts to keep loan terms short, reducing the potential negative impact of upward movement in interest rates.  Term loans are generally set up with a one or three year balloon, and the Company has recently instituted a pricing mechanism for commercial loans.  It is standard practice to require personal guaranties on all commercial loans, particularly as they relate to closely-held or limited liability entities.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:
(In thousands)	June 30, 2013	December 31, 2012

Consumer:
Credit cards	$334	$281
Other consumer	828	801
Total consumer	1,162	1,082
Real estate:
Construction	110	463
Single family residential	2,069	2,706
Other commercial	2,396	4,254
Total real estate	4,575	7,423
Commercial:
Commercial	439	471
Agricultural	87	147
Total commercial	526	618
Total	$6,263	$9,123

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2013
Consumer:
Credit cards	$613	$507	$1,120	$172,416	$173,536	$172
Student loans	1,031	2,254	3,285	26,821	30,106	2,254
Other consumer	923	531	1,454	102,311	103,765	127
Total consumer	2,567	3,292	5,859	301,548	307,407	2,553
Real estate:
Construction	22	44	66	142,836	142,902	26
Single family residential	2,157	1,412	3,569	360,670	364,239	439
Other commercial	476	2,336	2,812	569,298	572,110	--
Total real estate	2,655	3,792	6,447	1,072,804	1,079,251	465
Commercial:
Commercial	478	346	824	151,298	152,122	115
Agricultural	126	58	184	106,929	107,113	--
Total commercial	604	404	1,008	258,227	259,235	115
Other	--	--	--	4,502	4,502	--
Total	$5,826	$7,488	$13,314	$1,637,081	$1,650,395	$3,133

December 31, 2012
Consumer:
Credit cards	$710	$547	$1,257	$184,279	$185,536	$266
Student loans	901	2,234	3,135	31,010	34,145	2,234
Other consumer	1,149	529	1,678	103,641	105,319	204
Total consumer	2,760	3,310	6,070	318,930	325,000	2,704
Real estate:
Construction	309	365	674	137,458	138,132	--
Single family residential	3,069	1,539	4,608	352,299	356,907	137
Other commercial	716	3,303	4,019	564,147	568,166	--
Total real estate	4,094	5,207	9,301	1,053,904	1,063,205	137
Commercial:
Commercial	340	385	725	140,611	141,336	74
Agricultural	81	113	194	93,611	93,805	--
Total commercial	421	498	919	234,222	235,141	74
Other	--	--	--	5,167	5,167	--
Total	$7,275	$9,015	$16,290	$1,612,223	$1,628,513	$2,915

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2013						Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Consumer:
Credit cards	$507	$507	$--	$507	$76	$501	$3	$516	$8
Other consumer	1,030	928	92	1,020	196	1,026	10	1,061	22
Total consumer	1,537	1,435	92	1,527	272	1,527	13	1,577	30
Real estate:
Construction	3,272	2,052	1,177	3,229	419	3,350	34	4,020	84
Single family residential	3,145	2,130	1,015	3,145	533	3,744	37	3,835	80
Other commercial	9,285	5,183	2,881	8,064	557	11,827	118	14,212	295
Total real estate	15,702	9,365	5,073	14,438	1,509	18,921	189	22,067	459
Commercial:
Commercial	724	458	149	607	105	664	7	669	14
Agricultural	87	87	--	87	9	90	1	90	2
Total commercial	811	545	149	694	114	754	8	759	16
Total	$18,050	$11,345	$5,314	$16,659	$1,895	$21,201	$210	$24,403	$505

December 31, 2012						Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Consumer:
Credit cards	$547	$547	$--	$547	$82	$540	$4	$562	$8
Other consumer	1,140	999	131	1,130	249	1,145	14	1,206	30
Total consumer	1,687	1,546	131	1,677	331	1,685	18	1,768	38
Real estate:
Construction	5,443	3,866	1,494	5,360	505	5,628	71	5,512	138
Single family residential	4,091	2,877	1,140	4,017	494	3,803	48	4,146	104
Other commercial	21,199	5,903	13,078	18,981	1,310	22,402	283	23,850	596
Total real estate	30,733	12,646	15,712	28,358	2,309	31,833	402	33,508	838
Commercial:
Commercial	842	487	191	678	179	751	10	794	20
Agricultural	236	74	16	90	24	247	3	310	8
Total commercial	1,078	561	207	768	203	998	13	1,104	28
Total	$33,498	$14,753	$16,050	$30,803	$2,843	$34,516	$433	$36,380	$904

At June 30, 2013, and December 31, 2012, impaired loans, net of government guarantees and excluding loans acquired, totaled $16.7 million and $30.8 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $1.9 million at June 30, 2013, and $2.8 million at December 31, 2012.  Approximately $210,000 and $505,000 of interest income was recognized on average impaired loans of $21.2 million and $24.4 million for the three and six months ended June 30, 2013.  Interest income recognized on impaired loans on a cash basis during the three and six months ended June 30, 2013 and 2012 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

June 30, 2013
Consumer:
Other consumer	1	$33	--	$--	1	$33
Total consumer	1	33	--	--	1	33
Real estate:
Construction	1	988	--	--	1	988
Single-family residential	4	885	1	11	5	896
Other commercial	13	7,840	1	608	14	8,448
Total real estate	18	9,713	2	619	20	10,332
Commercial:
Commercial	2	76	1	85	3	161
Agriculture	1	652	--	--	1	652
Total commercial	3	728	1	85	4	813
Total	22	$10,474	3	$704	25	$11,178

December 31, 2012
Consumer:
Other consumer	1	$33	1	$12	2	$45
Total consumer	1	33	1	12	2	45
Real estate:
Construction	2	1,212	--	--	2	1,212
Single-family residential	3	570	1	15	4	585
Other commercial	14	8,508	4	2,962	18	11,470
Total real estate	19	10,290	5	2,977	24	13,267
Commercial:
Commercial	1	39	1	85	2	124
Agricultural	1	653	--	--	1	653
Total commercial	2	692	1	85	3	777
Total	22	$11,015	7	$3,074	29	$14,089

The following table presents loans that were restructured as TDRs during the six months ended June 30, 2013 and 2012, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at June 30	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Six Months Ended June 30, 2013
Real estate:
Single-family residential	1	321	318	--	318	--
Total real estate	1	321	318	--	318	--
Total	1	$321	$318	$--	$318	$--

Six Months Ended June 30, 2012
Consumer:
Other consumer	1	$48	$33	$--	$33	$--
Total consumer	1	48	33	--	33	--
Real estate:
Other commercial	4	1,054	879	--	879	--
Total real estate	4	1,054	879	--	879	--
Commercial:
Commercial	1	50	39	--	39	--
Total commercial	1	50	39	--	39	--
Total	6	$1,152	$951	$--	$951	$--

During the three months ended June 30, 2013, the Company did not modify any loans which were deemed troubled debt restructurings.  During the six months ended June 30, 2013, the Company modified one loan with a recorded investment of $321,000 prior to modification which was deemed troubled debt restructuring.  The restructured loan was modified by lowering of the interest rate.  Based on the fair value of the collateral, no specific reserve was determined necessary for this loan.  Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There were no loans for which a payment default occurred during the six months ended June 30, 2013 and 2012, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system.  However, since these loans are accounted for in pools, all of the loan pools were considered satisfactory at June 30, 2013 and December 31, 2012, respectively.  Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC.  See Note 5, Loans Acquired, for further discussion of the acquired loan pools and loss sharing agreements.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans were $38.7 million and $39.0 million as of June 30, 2013 and December 31, 2012, respectively.

The following table presents a summary of loans by credit risk rating as of June 30, 2013 and December 31, 2012, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

June 30, 2013
Consumer:
Credit cards	$173,029	$--	$507	$--	$--	$173,536
Student loans	27,852	--	2,254	--	--	30,106
Other consumer	102,272	4	1,408	62	19	103,765
Total consumer	303,153	4	4,169	62	19	307,407
Real estate:
Construction	138,888	77	3,937	--	--	142,902
Single family residential	356,634	1,440	6,165	--	--	364,239
Other commercial	542,950	7,264	21,896	--	--	572,110
Total real estate	1,038,472	8,781	31,998	--	--	1,079,251
Commercial:
Commercial	149,631	203	2,288	--	--	152,122
Agricultural	106,936	--	177	--	--	107,113
Total commercial	256,567	203	2,465	--	--	259,235
Other	4,502	--	--	--	--	4,502
Loans acquired, covered by FDIC loss share	163,736	--	--	--	--	163,736
Loans acquired, not covered by FDIC loss share	63,500	--	--	--	--	63,500
Total	$1,829,930	$8,988	$38,632	$62	$19	$1,877,631

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2012
Consumer:
Credit cards	$184,989	$--	$547	$--	$--	$185,536
Student loans	31,911	--	2,234	--	--	34,145
Other consumer	103,597	7	1,660	33	22	105,319
Total consumer	320,497	7	4,441	33	22	325,000
Real estate:
Construction	131,873	30	6,229	--	--	138,132
Single family residential	348,628	1,458	6,821	--	--	356,907
Other commercial	540,986	8,484	18,696	--	--	568,166
Total real estate	1,021,487	9,972	31,746	--	--	1,063,205
Commercial:
Commercial	138,948	114	2,235	39	--	141,336
Agricultural	93,357	--	448	--	--	93,805
Total commercial	232,305	114	2,683	39	--	235,141
Other	5,167	--	--	--	--	5,167
Loans acquired, covered by FDIC loss share	210,842	--	--	--	--	210,842
Loans acquired, not covered by FDIC loss share	82,764	--	--	--	--	82,764
Total	$1,873,062	$10,093	$38,870	$72	$22	$1,922,119

Net (charge-offs)/recoveries for the three and six months ended June 30, 2013 and 2012, excluding loans acquired, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Consumer:
Credit cards	$(539)	$(617)	$(1,212)	$(1,404)
Student loans	(17)	(20)	(30)	(38)
Other consumer	(177)	(97)	(343)	(149)
Total consumer	(733)	(734)	(1,585)	(1,591)
Real estate:
Construction	(7)	--	(119)	46
Single-family residential	(54)	9	(89)	(211)
Other commercial	(531)	161	(555)	(1,274)
Total real estate	(592)	170	(763)	(1,439)
Commercial:
Commercial	(28)	11	(57)	(43)
Agriculture	(18)	(150)	(32)	(184)
Total commercial	(46)	(139)	(89)	(227)
Total	$(1,371)	$(703)	$(2,437)	$(3,257)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Three Months Ended June 30, 2013
Balance, beginning of period	$3,532	$16,131	$6,799	$1,273	$--	$27,735
Provision for loan losses	233	(64)	616	249	--	1,034
Charge-offs	(133)	(887)	(743)	(310)	--	(2,073)
Recoveries	87	295	204	116	--	702
Net charge-offs	(46)	(592)	(539)	(194)	--	(1,371)
Balance, June 30, 2013	$3,719	$15,475	$6,876	$1,328	$--	$27,398

Six Months Ended June 30, 2013
Balance, beginning of period	$3,446	$15,453	$7,211	$1,772	$--	$27,882
Provision for loan losses	362	785	877	(71)	--	1,953
Charge-offs	(229)	(1,126)	(1,652)	(684)	--	(3,691)
Recoveries	140	363	440	311	--	1,254
Net charge-offs	(89)	(763)	(1,212)	(373)	--	(2,437)
Balance, June 30, 2013	$3,719	$15,475	$6,876	$1,328	$--	$27,398

Period-end amount allocated to:
Loans individually evaluated for impairment	$114	$1,509	$76	$196	$--	$1,895
Loans collectively evaluated for impairment	3,605	13,966	6,800	1,132	--	25,503
Balance, June 30, 2013	$3,719	$15,475	$6,876	$1,328	$--	$27,398

Activity in the allowance for loan losses for the three and six months ended June 30, 2012 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Three Months Ended June 30, 2012
Balance, beginning of period	$1,914	$9,641	$5,500	$1,771	$9,499	$28,325
Provision for loan losses	208	657	603	122	(815)	775
Charge-offs	(165)	(78)	(829)	(252)	--	(1,324)
Recoveries	26	248	212	135	--	621
Net charge-offs	(139)	170	(617)	(117)	--	(703)
Balance, June 30, 2012	$1,983	$10,468	$5,486	$1,776	$8,684	$28,397

Six Months Ended June 30, 2012
Balance, beginning of period	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108
Provision for loan losses	147	1,790	1,377	116	(1,884)	1,546
Charge-offs	(294)	(2,617)	(1,826)	(478)	--	(5,215)
Recoveries	67	1,178	422	291	--	1,958
Net charge-offs	(227)	(1,439)	(1,404)	(187)	--	(3,257)
Balance, June 30, 2012	$1,983	$10,468	$5,486	$1,776	$8,684	$28,397

Period-end amount allocated to:
Loans individually evaluated for impairment	$187	$2,888	$80	$244	$--	$3,399
Loans collectively evaluated for impairment	1,796	7,580	5,406	1,532	8,684	24,998
Balance, June 30, 2012	$1,983	$10,468	$5,486	$1,776	$8,684	$28,397

Period-end amount allocated to:
Loans individually evaluated for impairment	$203	$2,309	$82	$249	$--	$2,843
Loans collectively evaluated for impairment	3,243	13,144	7,129	1,523	--	25,039
Balance, December 31, 2012	$3,446	$15,453	$7,211	$1,772	$--	$27,882

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

June 30, 2013
Loans individually evaluated for impairment	$694	$14,438	$507	$1,020	$16,659
Loans collectively evaluated for impairment	258,541	1,064,813	173,029	137,353	1,633,736
Balance, end of period	$259,235	$1,079,251	$173,536	$138,373	$1,650,395

December 31, 2012
Loans individually evaluated for impairment	$768	$28,358	$547	$1,130	$30,803
Loans collectively evaluated for impairment	234,373	1,034,847	184,989	143,501	1,597,710
Balance, end of period	$235,141	$1,063,205	$185,536	$144,631	$1,628,513

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

The following table reflects the carrying value of all acquired impaired loans as of June 30, 2013 and December 31, 2012:

	Loans Acquired
(in thousands)	June 30, 2013	December 31, 2012

Consumer:
Other consumer	$872	$1,847
Total consumer	872	1,847
Real estate:
Construction	18,444	19,172
Single family residential	73,313	90,795
Other commercial	126,022	160,148
Total real estate	217,779	270,115
Commercial:
Commercial	8,585	18,950
Agricultural	--	2,694
Total commercial	8,585	21,644
Total loans acquired (1) (2)	$227,236	$293,606
__________________________________________________
(1)
These loans were not classified as non-performing assets at June 30, 2013 or December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

(2)	Included in loans acquired were $163.7 million and $210.8 million of loans covered by FDIC loss share agreements at June 30, 2013 and December 31, 2012, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired loan pools, and adjustments may or may not be required.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased on the loans acquired in 2010 based on payment histories and reduced loss expectations of the loan pools.  This has resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  Because these particular loan pools are covered by FDIC loss share, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The impact of the adjustments on the Company’s financial results for the three and six months ended June 30, 2013 and 2012, is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Impact on net interest income	$3,150	$3,004	$6,097	$6,189
Non-interest income	(3,062)	(2,737)	(5,890)	(5,516)
Net impact to pre-tax income	88	267	207	673
Net impact, net of taxes	$53	$162	$126	$409

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $19.5 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $16.9 million.  Of the remaining adjustments, the Company expects to recognize $5.5 million of interest income and a $5.5 million reduction of non-interest income, resulting in no impact to pre-tax income, during the remainder of 2013.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for all purchased impaired and non-impaired loans were as follows for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$49,396	$260,282	$58,066	$293,606
Additions	--	--	--	--
Accretable yield adjustments	--	--	--	--
Accretion	(7,861)	7,861	(16,531)	16,531
Payments and other reductions, net	--	(40,907)	--	(82,901)
Balance, ending	$41,535	$227,236	$41,535	$227,236

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$36,860	$129,755	$42,833	$158,075
Additions	--	--	--	--
Accretable yield adjustments	--	--	--	--
Accretion	(4,994)	4,994	(10,967)	10,967
Payments and other reductions, net	--	(20,560)	--	(54,853)
Balance, ending	$31,866	$114,189	$31,866	$114,189

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  There were no allowances for loan losses related to the purchased impaired loans at June 30, 2013 or December 31, 2012.

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

The following table presents a summary of the changes in the FDIC true-up provision for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Beginning balance	$5,256	$3,699	$4,854	$3,419
FDIC true-up provision recorded on new acquisitions	--	--	--	--
Amortization expense	38	38	81	66
Adjustments related to changes in expected losses	283	250	642	502
Balance, ending	$5,577	$3,987	$5,577	$3,987

NOTE 6:    GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually, or more than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $60.6 million at June 30, 2013, unchanged from December 31, 2012.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.

Goodwill, along with the carrying basis and accumulated amortization of core deposit premiums (net of core deposit premiums that were fully amortized) at June 30, 2013, and December 31, 2012, were as follows:

(In thousands)	June 30, 2013	December 31, 2012

Goodwill	$60,605	$60,605

Core deposit premiums:
Gross carrying amount	$5,401	$5,597
Accumulated amortization	(1,914)	(1,837)
Net core deposit premiums	$3,487	$3,760

Core deposit premium amortization expense recorded for the six months ended June 30, 2013 and 2012, was $273,000 and $148,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of June 30, 2013, is as follows:

(In thousands)	Year	Amortization Expense

	Remainder of 2013	$241
	2014	410
	2015	403
	2016	401
	2017	401
	Thereafter	1,631
	Total	$3,487

NOTE 7:    TIME DEPOSITS

Time deposits include approximately $351,486,000 and $370,598,000 of certificates of deposit of $100,000 or more at June 30, 2013, and December 31, 2012, respectively.

NOTE 8:    INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	June 30, 2013	June 30, 2012
Income taxes currently payable	$7,302	$6,269
Deferred income taxes	(1,756)	(802)
Provision for income taxes	$5,546	$5,467

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	June 30, 2013	December 31, 2012

Deferred tax assets
Loans acquired	$20,480	$24,186
FDIC true-up liability	2,056	1,775
Allowance for loan losses	10,622	10,736
Valuation of foreclosed assets	221	669
Deferred compensation payable	1,728	1,676
FHLB advances	345	409
Vacation compensation	1,099	1,058
Accumulated depreciation	583	280
Loan interest	767	767
Available-for-sale securities	1,555	--
Other	593	569
Total deferred tax assets	40,049	42,125
Deferred tax liabilities
Deferred loan fee income and expenses, net	(2,988)	(2,373)
FHLB stock dividends	(298)	(296)
Goodwill and core deposit premium amortization	(11,922)	(11,190)
FDIC indemnification asset	(26,227)	(31,846)
Available-for-sale securities	--	(166)
Other	(2,326)	(3,443)
Total deferred tax liabilities	(43,761)	(49,314)
Net deferred tax liabilities included in other liabilities on balance sheets	$(3,712)	$(7,189)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	June 30, 2013	June 30, 2012

Computed at the statutory rate (35%)	$6,321	$6,425
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	508	490
Tax exempt interest income	(1,200)	(1,341)
Tax exempt earnings on BOLI	(225)	(253)
Other differences, net	142	146
Actual tax provision	$5,546	$5,467

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

NOTE 9:    OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at June 30, 2013, and December 31, 2012, consisted of the following components:

(In thousands)	June 30, 2013	December 31, 2012

Other Borrowings
FHLB advances, due 2013 to 2033, 0.35% to 8.41% secured by real estate loans	$77,659	$89,441
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Total other borrowings and subordinated debentures	$98,279	$110,061

At June 30, 2013, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $77.7 million at June 30, 2013, with approximately $523.9 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $651.3 million at June 30, 2013.

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

Aggregate annual maturities of long-term debt at June 30, 2013, are:

(In thousands)	Year	Annual Maturities

	2013	$3,432
	2014	11,409
	2015	10,729
	2016	9,101
	2017	21,845
	Thereafter	41,763
	Total	$98,279

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

The Company repurchased 326,789 shares of stock with a weighted average repurchase price of $25.50 per share during the six month period ended June 30, 2013.  Under the current stock repurchase plan, the Company can repurchase an additional 246,911 shares.

NOTE 12:    UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At June 30, 2013, the Company subsidiaries had approximately $11.8 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of June 30, 2013, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 20.24% at June 30, 2013.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the six months ended June 30, 2013:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2013	217,650	$26.77	134,730	$25.89
Granted	--	--	64,006	25.57
Stock Options Exercised	(4,000)	23.78	--	--
Stock Awards Vested	--	--	(46,975)	26.92
Forfeited/Expired	(2,522)	26.88	--	--
Balance, June 30, 2013	211,128	$26.82	151,761	$25.52
Exercisable, June 30, 2013	211,128	$26.82

The following table summarizes information about stock options under the plans outstanding at June 30, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$23.78	-	$23.78	41,800	1.1	$23.78	41,800	$23.78
24.50	-	24.50	30,800	1.9	24.50	30,800	24.50
26.19	-	27.67	48,100	2.8	26.20	48,100	26.20
28.42	-	28.42	46,100	3.7	28.42	46,100	28.42
30.31	-	30.31	44,328	4.7	30.31	44,328	30.31

Total stock-based compensation expense was $714,000 and $769,000 during the six months ended June 30, 2013 and 2012, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was no unrecognized stock-based compensation expense related to stock options at June 30, 2013. Unrecognized stock-based compensation expense related to non-vested stock awards was $3,036,000 at June 30, 2013.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.55 years.

The intrinsic value of stock options outstanding and stock options exercisable at June 30, 2013 was $145,000.  Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $26.09 as of June 30, 2013, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the six months ended June 30, 2013 was $9,000.  There were no stock options exercised during the six months ended June 30, 2012.

NOTE 14:    ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the six months ended:

	Six Months Ended June 30,
(In thousands)	2013	2012

Interest paid	$6,112	$8,047
Income taxes paid	7,144	5,372
Transfers of loans to foreclosed assets	6,556	3,423
Transfers of loans acquired, covered by FDIC loss share, to foreclosed assets covered by FDIC loss share	3,267	7,443

NOTE 15:    OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Professional services	$1,106	$1,002	$2,248	$2,119
Postage	609	618	1,242	1,245
Telephone	550	612	1,208	1,213
Credit card expense	1,790	1,719	3,331	3,411
Operating supplies	405	331	794	667
Amortization of core deposit premiums	137	74	273	148
Other expense	3,221	3,010	6,503	5,913
Total other operating expenses	$7,818	$7,366	$15,599	$14,716

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

At June 30, 2013, the Company had outstanding commitments to extend credit aggregating approximately $432,096,000 and $333,083,000 for credit card commitments and other loan commitments.  At December 31, 2012, the Company had outstanding commitments to extend credit aggregating approximately $401,817,000 and $301,444,000 for credit card commitments and other loan commitments.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $9,009,000 and $9,901,000 at June 30, 2013, and December 31, 2012, respectively, with terms ranging from 7 months to 5 years.  At June 30, 2013 and December 31, 2012, the Company’s deferred revenue under standby letter of credit agreements was approximately $20,000 and $10,000, respectively.

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

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in valuation techniques during the periods ended June 30, 2013 and 2012.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013
ASSETS
Available-for-sale securities:
U.S. Government agencies	$159,390	$--	$159,390	$--
Mortgage-backed securities	2,078	--	2,078	--
State and political subdivisions	1,262	--	1,262	--
Other securities	14,801	1,504	13,297	--
Assets held in trading accounts	8,739	1,750	6,989	--

December 31, 2012
ASSETS
Available-for-sale securities:
U.S. Government agencies	$152,481	$--	$152,481	$--
Mortgage-backed securities	20,634	--	20,634	--
State and political subdivisions	2,988	--	2,988	--
Other securities	15,239	1,504	13,735	--
Assets held in trading accounts	6,224	1,800	4,424	--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of June 30, 2013 and December 31, 2012, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $30.4 million and $33.4 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At June 30, 2013, and December 31, 2012, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2013, and December 31, 2012.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013
ASSETS
Impaired loans (1) (2) (collateral dependent)	$2,661	$--	$--	$2,661
Foreclosed assets held for sale (1)	2,756	--	--	2,756

December 31, 2012
ASSETS
Impaired loans (1) (2) (collateral dependent)	$4,900	$--	$--	$4,900
Foreclosed assets held for sale (1)	1,484	--	--	1,484
__________________________________________________
(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)
Specific allocations of $302,000 and $219,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended June 30, 2013 and December 31, 2012, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

June 30, 2013
Financial assets:
Cash and cash equivalents	$459,234	$459,234	$--	$--	$459,234
Held-to-maturity securities	555,464	--	543,154	--	543,154
Mortgage loans held for sale	14,454	--	--	14,454	14,454
Interest receivable	12,637	--	12,637	--	12,637
Loans	1,622,997	--	--	1,622,698	1,622,698
Loans acquired, covered by FDIC loss share	163,736	--	--	160,693	160,693
Loans acquired, not covered by FDIC loss share	63,500	--	--	61,619	61,619
FDIC indemnification asset	66,858	--	--	66,858	66,858

Financial liabilities:
Non-interest bearing transaction accounts	565,433	--	565,433	--	565,433
Interest bearing transaction accounts and savings deposits	1,428,422	--	1,428,422	--	1,428,422
Time deposits	819,264	--	--	823,059	823,059
Federal funds purchased and securities sold under agreements to repurchase	79,063	--	79,063	--	79,063
Other borrowings	77,659	--	79,896	--	79,896
Subordinated debentures	20,620	--	18,327	--	18,327
Interest payable	1,130	--	1,130	--	1,130

December 31, 2012
Financial assets:
Cash and cash equivalents	$537,797	$537,797	$--	$--	$537,797
Held-to-maturity securities	496,141	--	500,578	--	500,578
Mortgage loans held for sale	25,367	--	--	25,367	25,367
Interest receivable	14,530	--	14,530	--	14,530
Loans	1,600,631	--	--	1,602,014	1,602,014
Loans acquired, covered by FDIC loss share	210,842	--	--	208,685	208,685
Loans acquired, not covered by FDIC loss share	82,764	--	--	82,764	82,764
FDIC indemnification asset	75,286	--	--	75,286	75,286

Financial liabilities:
Non-interest bearing transaction accounts	576,655	--	576,655	--	576,655
Interest bearing transaction accounts and savings deposits	1,421,137	--	1,421,137	--	1,421,137
Time deposits	876,371	--	--	880,201	880,201
Federal funds purchased and securities sold under agreements to repurchase	104,078	--	104,078	--	104,078
Other borrowings	89,441	--	94,472	--	94,472
Subordinated debentures	20,620	--	15,414	--	15,414
Interest payable	1,096	--	1,096	--	1,096

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 2013 and 2012 and statements of stockholders’ equity and cash flows for the six month periods ended June 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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
August 9, 2013

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended June 30, 2013, was $6.6 million and diluted earnings per share were $0.40, compared to net income of $6.5 million and $0.38 diluted earnings per share for the same period of 2012.  Net income for the six months ended June 30, 2013, was $12.5 million and diluted earnings per share were $0.76, compared to net income of $12.9 million and $0.75 diluted earnings per share for the same period of 2012.

Considering interest rates continued at historical lows, we were pleased with our 5.3% increase in EPS for the quarter when compared to the same quarter last year.  More so, we were pleased with the positive trends in our balance sheet, as reflected in our normalized organic loan growth of approximately 3%, which enabled us to produce a net interest margin of 3.96%.  The organic loan growth, coupled with strong asset quality, position us favorably for the balance of the year.

Stockholders’ equity as of June 30, 2013, was $401.9 million, book value per share was $24.67 and tangible book value per share was $20.74.  Our ratio of stockholders’ equity to total assets was 11.7% and the ratio of tangible stockholders’ equity to tangible assets was 10.1% at June 30, 2013.  The Company’s Tier I leverage ratio of 11.0%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

During the first quarter we fully integrated the acquired locations, including system conversions, on our 2012 FDIC-assisted acquisitions.  Those acquisitions were strategic in that they complement the footprint we have been building in the Kansas and Missouri market.  Our exceptional level of capital positions us to continue to take advantage of additional acquisition opportunities to expand our presence in that geographic region through additional FDIC and/or traditional acquisitions going forward.  We continue to actively pursue the right opportunities that meet our strategic plan regarding mergers and acquisitions.

We continue to allocate our earnings, less dividends, to our stock repurchase program.  We believe our stock, at its recent market price, continues to be an excellent investment.  We increased our quarterly dividend from $0.20 to $0.21 per share, beginning with the first quarter.  On an annual basis, the $0.84 per share dividend results in a 3% return, based on our recent stock price.

Total assets were $3.42 billion at June 30, 2013, compared to $3.53 billion at December 31, 2012.  Total loans, including loans acquired, were $1.88 billion at June 30, 2013, compared to $1.92 billion at December 31, 2012.  We continue to have good asset quality.

Simmons First National Corporation is an Arkansas based financial holding company with eight community banks in Pine Bluff, Lake Village, Jonesboro, Rogers, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. Our eight banks conduct financial operations from 96 offices, of which 92 are financial centers, located in 55 communities in Arkansas, Kansas and Missouri.

During the three and six months ended June 30, 2013, we incurred $467,000 and $227,000 reduction in after-tax merger related expenses associated with our 2012 FDIC-assisted acquisitions.  Excluding this nonrecurring item, core net income for the three and six months ended June 30, 2013, was $6.4 million and $12.5 million and diluted core earnings per share were $0.39 and $0.76, up $0.01 when compared to the same periods of 2012.

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2013, net interest income on a fully taxable equivalent basis was $30.7 million, an increase of $2.2 million, or 7.8%, over the same period in 2012.  The increase in net interest income was the result of a $1.3 million increase in interest income and a $0.9 million decrease in interest expense.

The increase in interest income of $1.3 million can be attributed to the growth in our loan portfolio, despite a decline in loan yields.  The acquired covered loans generated an additional $1.5 million in interest income, while noncovered loans (acquired and legacy), added another $0.2 million.  Offsetting these increases was a $0.4 million decrease in interest income primarily due to a 29 basis point decline in the yield on investment securities.

The $1.5 million increase in interest income from covered loans included a $2.0 million increase due to the increased loan volume resulting from our 2012 FDIC-assisted acquisitions, partially offset by a $0.5 million decrease due to lower average yields on the covered loans, decreasing to 15.05% in 2013 from 16.64% in 2012.  The yield decrease was due to reduced yield accretion, including that recognized in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions as discussed in Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  Beginning in the fourth quarter of 2011, this cash flows estimate increased based on the payment histories and reduced loss expectations of the loan pools. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets will be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the three months ended June 30, 2013, the adjustments increased interest income by $3.2 million and decreased non-interest income by $3.1 million.  The net impact to pre-tax income was $88,000 for the three months ended June 30, 2013.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $19.5 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $16.9 million.  Of the remaining adjustments, we expect to recognize $5.5 million of interest income and a $5.5 million reduction of non-interest income during the remainder of 2013.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $0.9 million decrease in interest expense is the result of a 20 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for a $0.8 million decrease in interest expense, while declining volume caused a $0.1 million decrease in interest expense.  The most significant component of this decrease was the $0.5 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 25 basis points from 0.96% to 0.71%.  Interest expense on subordinated debentures decreased by $0.2 million due to our redemption of $10 million of 8.25% fixed rate trust preferred securities in the third quarter of 2012.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2013, net interest income on a fully taxable equivalent basis was $61.8 million, an increase of $4.4 million, or 7.7%, over the same period in 2012.  The increase in net interest income was the result of a $2.4 million increase in interest income and a $2.0 million decrease in interest expense.

The increase in interest income of $2.4 million can be attributed to the growth in our loan portfolio, despite a decline in loan yields.  The acquired covered loans generated an additional $1.7 million in interest income, while noncovered loans (acquired and legacy), added another $1.6 million.  Offsetting these increases was a $0.9 million decrease in interest income primarily due to a 32 basis point decline in the yield on investment securities.

The $1.7 million increase in interest income from covered loans included a $3.9 million increase due to the increased loan volume resulting from our 2012 FDIC-assisted acquisitions, partially offset by a $2.2 million decrease due to lower average yields on the covered loans, decreasing to 13.83% in 2013 from 16.82% in 2012.  The yield increase was due to reduced yield accretion, including that recognized in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions.  For the six months ended June 30, 2013, the adjustments increased interest income by $6.1 million and decreased non-interest income by $5.9 million.  The net impact to pre-tax income was $207,000 for the six months ended June 30, 2013.

The $2.0 million decrease in interest expense is primarily the result of a 22 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for a $1.9 million decrease in interest expense, while declining volume caused a $0.1 million decrease in interest expense.  The most significant component of this decrease was the $1.2 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 28 basis points from 1.01% to 0.73%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $0.3 million decrease in interest expense, with the average rate decreasing by 5 basis points from 0.22% to 0.17%.  Interest expense on subordinated debentures decreased by $0.4 million due to last year’s $10 million redemption.

Net Interest Margin

Our net interest margin increased 9 basis points to 3.96% for the three month period ended June 30, 2013, when compared to 3.87% for the same period in 2012.  For the six month period ended June 30, 2013, net interest margin increased 8 basis points to 3.98% when compared to 3.90% for the same period in 2012.  The margin has been strengthened from the impact of the accretable yield adjustments discussed above.  Also, the acquisition of loans, along with our ability to stabilize the size of our legacy loan portfolio, has allowed us to increase our level of higher yielding assets.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three month and six month periods ended June 30, 2013 and 2012, respectively, as well as changes in fully taxable equivalent net interest margin for the three month and six month periods ended June 30, 2013, versus June 30, 2012.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Interest income	$32,571	$31,192	$65,803	$63,180
FTE adjustment	1,095	1,208	2,168	2,411
Interest income – FTE	33,666	32,400	67,971	65,591
Interest expense	2,989	3,941	6,146	8,211
Net interest income – FTE	$30,677	$28,459	$61,825	$57,380

Yield on earning assets – FTE	4.35%	4.41%	4.38%	4.46%
Cost of interest bearing liabilities	0.48%	0.68%	0.49%	0.71%
Net interest spread – FTE	3.87%	3.73%	3.89%	3.75%
Net interest margin – FTE	3.96%	3.87%	3.98%	3.90%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended June 30, 2013 vs. 2012	Six Months Ended June 30, 2013 vs. 2012

Increase due to change in earning assets	$3,525	$7,099
Decrease due to change in earning asset yields	(2,259)	(4,719)
Increase due to change in interest bearing liabilities	106	174
Increase due to change in interest rates paid on interest bearing liabilities	846	1,891
Increase in net interest income	$2,218	$4,445

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and six month periods ended June 30, 2013 and 2012.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2013			2012
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$527,787	$352	0.27	$550,512	$349	0.25
Federal funds sold	1,922	5	1.04	363	1	1.11
Investment securities - taxable	480,220	1,306	1.09	471,826	1,414	1.21
Investment securities - non-taxable	213,015	2,796	5.26	209,006	3,095	5.96
Mortgage loans held for sale	14,154	118	3.34	17,623	164	3.74
Assets held in trading accounts	8,292	6	0.29	7,831	13	0.67
Loans, not covered by loss share	1,688,699	22,614	5.37	1,579,166	22,370	5.70
Loans acquired, covered by loss share	172,415	6,469	15.05	120,695	4,994	16.64
Total interest earning assets	3,106,504	33,666	4.35	2,957,022	32,400	4.41
Non-earning assets	376,106			308,349
Total assets	$3,482,610			$3,265,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,456,258	$603	0.17	$1,282,616	$676	0.21
Time deposits	834,583	1,479	0.71	837,821	2,004	0.96
Total interest bearing deposits	2,290,841	2,082	0.36	2,120,437	2,680	0.51
Federal funds purchased and securities sold under agreement to repurchase	89,879	53	0.24	82,738	77	0.37
Other borrowings	80,090	692	3.47	89,606	799	3.59
Subordinated debentures	20,620	162	3.15	30,930	385	5.01
Total interest bearing liabilities	2,481,430	2,989	0.48	2,323,711	3,941	0.68
Non-interest bearing liabilities:
Non-interest bearing deposits	560,804			502,884
Other liabilities	32,146			29,077
Total liabilities	3,074,380			2,855,672
Stockholders’ equity	408,230			409,699
Total liabilities and stockholders’ equity	$3,482,610			$3,265,371
Net interest spread			3.87			3.73
Net interest margin		$30,677	3.96		$28,459	3.87

	Six Months Ended June 30,
	2013			2012
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$544,273	$642	0.24	$563,464	$652	0.23
Federal funds sold	5,205	8	0.31	322	1	0.62
Investment securities - taxable	484,184	2,528	1.05	465,496	2,792	1.21
Investment securities - non-taxable	207,000	5,538	5.40	209,183	6,184	5.95
Mortgage loans held for sale	16,798	273	3.28	17,349	317	3.67
Assets held in trading accounts	8,409	17	0.41	7,338	25	0.69
Loans, not covered by loss share	1,678,876	46,321	5.56	1,564,753	44,653	5.74
Loans acquired, covered by loss share	184,303	12,644	13.83	131,129	10,967	16.82
Total interest earning assets	3,129,048	67,971	4.38	2,959,034	65,591	4.46
Non-earning assets	381,018			313,494
Total assets	$3,510,066			$3,272,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,450,748	$1,214	0.17	$1,267,794	$1,372	0.22
Time deposits	846,638	3,067	0.73	850,671	4,273	1.01
Total interest bearing deposits	2,297,386	4,281	0.38	2,118,465	5,645	0.54
Federal funds purchased and securities sold under agreement to repurchase	104,005	118	0.23	95,790	176	0.37
Other borrowings	81,981	1,426	3.51	89,763	1,613	3.61
Subordinated debentures	20,620	321	3.14	30,930	777	5.05
Total interest bearing liabilities	2,503,992	6,146	0.49	2,334,948	8,211	0.71
Non-interest bearing liabilities:
Non-interest bearing deposits	564,196			498,625
Other liabilities	33,316			28,247
Total liabilities	3,101,504			2,861,820
Stockholders’ equity	408,562			410,708
Total liabilities and stockholders’ equity	$3,510,066			$3,272,528
Net interest spread			3.89			3.75
Net interest margin		$61,825	3.98		$57,380	3.90

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month and six month periods ended June 30, 2013, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30, 2013 over 2012			Six Months Ended June 30, 2013 over 2012
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in:

Interest income:
Interest bearing balances due from banks	$(14)	$17	$3	$(22)	$12	$(10)
Federal funds sold	4	--	4	7	--	7
Investment securities - taxable	25	(100)	(75)	108	(372)	(264)
Investment securities - non-taxable	58	(390)	(332)	(64)	(582)	(646)
Mortgage loans held for sale	(30)	(16)	(46)	(10)	(34)	(44)
Assets held in trading accounts	1	(8)	(7)	4	(12)	(8)
Loans, not covered by loss share	1,504	(1,260)	244	3,183	(1,515)	1,668
Loans acquired, covered by loss share	1,977	(502)	1,475	3,893	(2,216)	1,677
Total	3,525	(2,259)	1,266	7,099	(4,719)	2,380

Interest expense:
Interest bearing transaction and savings accounts	84	(157)	(73)	180	(338)	(158)
Time deposits	(8)	(517)	(525)	(20)	(1,186)	(1,206)
Federal funds purchased and securities sold under agreements to repurchase	7	(31)	(24)	16	(74)	(58)
Other borrowings	(83)	(24)	(107)	(137)	(50)	(187)
Subordinated debentures	(106)	(117)	(223)	(213)	(243)	(456)
Total	(106)	(846)	(952)	(174)	(1,891)	(2,065)

(Decrease) increase in net interest income	$3,631	$(1,413)	$2,218	$7,273	$(2,828)	$4,445

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

The provision for loan losses for the three month period ended June 30, 2013, was $1.0 million, compared to $0.8 million for the three month period ended June 30, 2012, an increase of $0.2 million.   The provision for loan losses for the six month period ended June 30, 2013, was $2.0 million, compared to $1.6 million for the six month period ended June 30, 2012, an increase of $0.4 million.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $11.3 million for the three month period ended June 30, 2013, an increase of $180,000, or 1.6%, compared to $11.1 million for the same period in 2012. Total non-interest income was $22.6 million for the six month period ended June 30, 2013, an increase of $770,000, or 3.5%, compared to $21.8 million for the same period in 2012.

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

Table 5 shows non-interest income for the three and six month periods ended June 30, 2013 and 2012, respectively, as well as changes in 2013 from 2012.

Table 5:  Non-Interest Income

	Three Months Ended June 30		2013 Change from		Six Months Ended June 30		2013 Change from
(In thousands)	2013	2012	2012		2013	2012	2012
Trust income	$1,342	$1,240	$102	8.23%	$2,786	$2,549	$237	9.30%
Service charges on deposit accounts	4,474	3,930	544	13.84	8,715	7,795	920	11.80
Other service charges and fees	791	738	53	7.18	1,566	1,530	36	2.35
Mortgage lending income	1,338	1,445	(107)	-7.40	2,554	2,739	(185)	-6.75
Investment banking income	696	442	254	57.47	1,150	1,141	9	0.79
Credit card fees	4,341	4,207	134	3.19	8,380	8,286	94	1.13
Bank owned life insurance income	366	368	(2)	-0.54	644	723	(79)	-10.93
Loss on sale of securities	(193)	--	(193)	--	(193)	--	(193)	--
Net gain (loss) on assets covered by FDIC loss share agreements	(2,615)	(2,153)	(462)	-21.46	(4,757)	(4,818)	61	1.27
Other income	733	876	(143)	-16.32	1,741	1,871	(130)	-6.95
Total non-interest income	$11,273	$11,093	$180	1.62%	$22,586	$21,816	$770	3.53%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended June 30, 2013, was $10.9 million, an increase of $833,000, or 8.2%, from the three month period ended June 30, 2012.  Service charges on deposit accounts increased by $544,000, or 13.8%, primarily due to accounts added as part of our 2012 FDIC-assisted acquisitions, recently implemented paper statement fees and an increase in NSF income.  Trust income increased by $102,000, or 8.2%, due primarily to growth in our personal trust and investor management client base during 2012.

Recurring fee income for the six month period ended June 30, 2013, was $21.4 million, an increase of $1.3 million, or 6.4%, from the six month period ended June 30, 2012.  Service charges on deposit accounts increased by $920,000, or 11.8%, primarily due to accounts added as part of our 2012 FDIC-assisted acquisitions, recently implemented paper statement fees and an increase in NSF income.  Trust income increased by $237,000, or 9.3%, due primarily to growth in our personal trust and investor management client base during 2012.

Mortgage banking income decreased by $107,000 and $185,000 for the three and six months ended June 30, 2013, compared to last year, due primarily to a decline in residential refinancing volume from 2012.  Investment banking income increased by $254,000 for the three months ended June 30, primarily due to a favorable mark-to-market adjustment on trading investments.  Investment banking income for the six months ended June 30, 2013, increased $9,000 from the same period last year, as second quarter income was offset by our first quarter decrease, which was due to the sustained low interest rate environment resulting in fewer “calls??for our dealer-bank customers during the first quarter.

We recorded a nonrecurring $193,000 loss from the sale of securities during the three and six months ended June 30, 2013, as we liquidated the investment portfolios remaining from our 2012 FDIC-assisted acquisitions.  Selling these securities was part of our initial acquisition plan, as the portfolios were mostly mortgage-backed securities that did not fit our corporate investment strategy.  There were no realized gains or losses from the sale of securities for the three and six month periods ended June 30, 2012.

Net gain (loss) on assets covered by FDIC loss share agreements decreased by $462,000 for the three months ended June 30, 2013, due primarily to reduced gains on the sale of FDIC-OREO compared to gains recognized in the same period of 2012.

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

Non-interest expense for the three months ended June 30, 2013, was $30.3 million, an increase of $2.1 million, or 7.4%, from the same period in 2012.  Non-interest expense for the six months ended June 30, 2013, was $62.2 million, an increase of $5.4 million, or 9.4%, from the same period in 2012.

Included in non-interest expense for the three and six months ended June 30, 2013, were $1.9 million and $4.5 million in normal operating expense attributable to our 2012 FDIC-assisted acquisitions.  Excluding these normal operating expenses related to the acquisitions, non-interest expense for the three and six months ended June 30, 2013, increased only $222,000, or 0.8%, and $816,000, or 1.4%, from the same periods in 2012.

During the quarter ended June 30, 2013, we reversed $467,000 in nonrecurring merger related costs that were previously accrued for system related conversions for our Truman and Excel acquisitions.  Much of these savings were the direct result of our experience in integrating and converting acquisitions.  Normalizing for the nonrecurring merger related costs and the normal operating expenses of the acquisitions, non-interest expense for the three and six months ended June 30, 2013, increased by $689,000, or 2.4%, and $1.0 million, or 1.8%, from the same periods in 2012.  Our ability to record only small increases in comparative costs from last year can be attributed to good expense control.

Salaries and employee benefits increased by $1.3 million and $3.0 million for the three and six months ended June 30, 2013, including $825,000 and $2.1 million, respectively, related to the 2012 acquisitions.  Occupancy expense increased by $421,000 and $895,000 for the same periods, with $342,000 and $728,000, respectively, related to the acquisitions.  Furniture and equipment expense increased by $422,000 and $541,000 for the same periods, with $113,000 and $249,000, respectively, related to the acquisitions.

Table 6 below shows non-interest expense for the three month and six month periods ended June 30, 2013 and 2012, respectively, as well as changes in 2013 from 2012.

Table 6:  Non-Interest Expense

	Three Months Ended June 30		2013 Change from		Six Months Ended June 30		2013 Change from
(In thousands)	2013	2012	2012		2013	2012	2012
Salaries and employee benefits	$17,937	$16,590	$1,347	8.12%	$36,444	$33,414	$3,030	9.07%
Occupancy expense, net	2,450	2,029	421	20.75	5,005	4,110	895	21.78
Furniture and equipment expense	2,030	1,608	422	26.24	3,753	3,212	541	16.84
Other real estate and foreclosure expense	59	194	(135)	-69.59	390	401	(11)	-2.74
Deposit insurance	492	457	35	7.66	1,267	1,028	239	23.25
Merger related costs	(467)	--	(467)	--	(227)	--	(227)	--
Other operating expenses:
Professional services	1,106	1,002	104	10.38	2,248	2,119	129	6.09
Postage	609	618	(9)	-1.46	1,242	1,245	(3)	-0.24
Telephone	550	612	(62)	-10.13	1,208	1,213	(5)	-0.41
Credit card expenses	1,790	1,719	71	4.13	3,331	3,411	(80)	-2.35
Operating supplies	405	331	74	22.36	794	667	127	19.04
Amortization of intangibles	137	74	63	85.14	273	148	125	84.46
Other expense	3,221	3,010	211	7.01	6,503	5,913	590	9.98
Total non-interest expense	$30,319	$28,244	$2,075	7.35%	$62,231	$56,881	$5,350	9.41%

LOAN PORTFOLIO

Our loan portfolio, excluding loans acquired, averaged $1.602 billion and $1.565 billion during the first six months of 2013 and 2012, respectively.  As of June 30, 2013, total loans, excluding loans acquired, were $1.650 billion, an increase of $22 million from December 31, 2012.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	June 30, 2013	December 31, 2012

Consumer:
Credit cards	$173,536	$185,536
Student loans	30,106	34,145
Other consumer	103,765	105,319
Total consumer	307,407	325,000
Real estate:
Construction	142,902	138,132
Single family residential	364,239	356,907
Other commercial	572,110	568,166
Total real estate	1,079,251	1,063,205
Commercial:
Commercial	152,122	141,336
Agricultural	107,113	93,805
Total commercial	259,235	235,141
Other	4,502	5,167
Total loans, excluding loans acquired, before allowance for loan losses	$1,650,395	$1,628,513

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $307.4 million at June 30, 2013, or 18.6% of total loans, compared to $325.0 million, or 20.0% of total loans at December 31, 2012.  The decrease in consumer loans from December 31, 2012, to June 30, 2013, was primarily due to the seasonal decline in our credit card portfolio, a decrease in our indirect lending, and the paydowns and consolidation of student loans – a business line eliminated from the private sector by Government legislation after the 2009 – 2010 school year.  We plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.079 billion at June 30, 2013, or 65.4% of total loans, compared to the $1.063 billion, or 65.3% of total loans at December 31, 2012, an increase of $16.0 million.

Commercial loans consist of commercial loans and agricultural loans.  Commercial loans were $259.2 million at June 30, 2013, or 15.7% of total loans, compared to $235.1 million, or 14.4% of total loans at December 31, 2012, an increase of $24.1 million.  This increase was due to the $13.3 million seasonal increase in our agricultural loan portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.  Non-agricultural commercial loans at June 30, 2013 increased to $152.1 million, a $10.8 million, or 7.6%, growth from December 31, 2012.

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

A summary of the covered assets, along with the assets acquired that are not covered under FDIC loss share agreements, are reflected in Table 8 below as of June 30, 2013 and December 31, 2012.

Table 8:  Assets Acquired

(In thousands)	June 30, 2013	December 31, 2012

Loans acquired, covered by FDIC loss share (net of discount)	$163,736	$210,842
Foreclosed assets covered by FDIC loss share	22,990	27,620
FDIC indemnification asset	66,858	75,286
Total covered assets	$253,584	$313,748

Loans acquired, not covered by FDIC loss share (net of discount)	$63,500	$82,764
Foreclosed assets acquired, not covered by FDIC loss share	8,586	11,796
Total assets acquired, not covered by FDIC loss share	$72,086	$94,560

We evaluated loans purchased in conjunction with the acquisitions for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  All loans acquired in these transactions were deemed to be impaired loans.  These loans were not classified as nonperforming assets at June 30, 2013 or December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  For further discussion of assets acquired, see Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $2.3 million of government guaranteed student loans were over 90 days past due as of June 30, 2013.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, decreased by $5.8 million from December 31, 2012, to June 30, 2013.  As part of our 2012 FDIC-assisted transactions, we acquired $13.6 million in non-covered foreclosed assets, with $11.8 million remaining at December 31, 2012, and $8.6 million at June 30, 2013.  Of the decrease in non-performing assets from December 31, 2012 to June 30, 2013, $3.2 million was due to the reduction in these acquired foreclosed assets, not covered by FDIC loss share.  The remaining $2.6 million decrease in non-performing assets resulted primarily from the decrease in nonaccrual loans.  Non-performing assets, including troubled debt restructurings (“TDRs”) and the acquired non-covered foreclosed assets, as a percent of total assets were 1.47% at June 30, 2013, compared to 1.61% at December 31, 2012.

Given current economic conditions, borrowers of all types are experiencing declines in income and cash flow.  As a result, many borrowers are seeking to reduce contractual cash outlays, the most prominent being debt payments.  In an effort to preserve our net interest margin and earning assets, we continue to work with existing customers in order to maximize the collectability of the debt.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  We had TDRs totaling $11.2 million and $14.1 million at June 30, 2013, and December 31, 2012, respectively.  During the period we moved a $3.3 million CRE loan, previously classified as a TDR, to OREO at the fair value of the underlying collateral, and charged off the remaining balance, for which we had a specific allocation to the allowance.  The majority of our TDRs remain in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.66% as of June 30, 2013.  Non-performing loans equaled 0.57 % of total loans.  Non-performing assets were 1.16% of total assets, a 13 basis point improvement from December 31, 2012.  The allowance for loan losses was 292% of non-performing loans.  Our annualized net charge-offs to total loans for the first six months of 2013 was 0.31%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.17%.  Annualized net credit card charge-offs to total credit card loans for the most recent quarter were 1.25%, compared to 1.50% during the full year 2012, and nearly 250 basis points below the most recently published industry average for credit card charge-offs.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	June 30, 2013	December 31, 2012

Nonaccrual loans (1)	$6,263	$9,123
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	2,254	2,234
Other loans	879	681
Total loans past due 90 days or more	3,133	2,915
Total non-performing loans	9,396	12,038
Other non-performing assets:
Foreclosed assets held for sale	21,804	21,556
Acquired foreclosed assets held for sale, not covered by loss share	8,586	11,796
Other non-performing assets	80	221
Total other non-performing assets	30,470	33,573
Total non-performing assets	$39,866	$45,611

Performing TDRs	$10,474	$11,015
Allowance for loan losses to non-performing loans	292%	232%
Non-performing loans to total loans	0.57%	0.74%
Non-performing loans to total loans (excluding Government guaranteed student loans) (2)	0.43%	0.60%
Non-performing assets to total assets (3)	1.17%	1.29%
Non-performing assets to total assets (excluding Government guaranteed student loans) (2) (3)	1.10%	1.23%
_______________________________________________
(1)	Includes nonaccrual TDRs of approximately $0.7 million at June 30, 2013 and $3.1 million at December 31, 2012.
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

There was no interest income on nonaccrual loans recorded for the three and six month periods ended June 30, 2013 and 2012.

At June 30, 2013, impaired loans, net of government guarantees and loans acquired, were $16.7 million compared to $30.8 million at December 31, 2012, a decrease of $14.1 million.  During 2013, our special assets and loan workout teams have seen their efforts yield positive results on some significant loans.  During the three months ended June 30, 2013, an impaired $4.9 million hotel loan was upgraded and removed from impairment status based on increased debt coverage and increased occupancy rates.  During the same period, a $3.5 million impaired CRE loan was paid off, and we received a $1.6 million payment on another.  Also, as previously discussed, we moved a $3.3 million impaired CRE loan to OREO with the remaining balance charged off during the quarter ended June 30, 2013.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2013	2012

Balance, beginning of year	$27,882	$30,108
Loans charged off:
Credit card	1,652	1,826
Other consumer	684	478
Real estate	1,126	2,617
Commercial	229	294
Total loans charged off	3,691	5,215
Recoveries of loans previously charged off:
Credit card	440	422
Other consumer	311	291
Real estate	363	1,178
Commercial	140	67
Total recoveries	1,254	1,958
Net loans charged off	2,437	3,257
Provision for loan losses	1,953	1,546
Balance, June 30	$27,398	28,397

Loans charged off:
Credit card		1,690
Other consumer		720
Real estate		1,478
Commercial		249
Total loans charged off		4,137
Recoveries of loans previously charged off:
Credit card		436
Other consumer		284
Real estate		205
Commercial		103
Total recoveries		1,028
Net loans charged off		3,109
Provision for loan losses		2,594
Balance, end of year		$27,882

Provision for Loan Losses

The amount of provision to the allowance during the three and six months ended June 30, 2013 and 2012, and for the year ended December 31, 2012, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

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

As of June 30, 2013, the allowance for loan losses reflects a decrease of approximately $484,000 from December 31, 2012, while total loans, excluding loans acquired, increased by $21.9 million over the same six month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.  We have seen a positive trend in our asset quality during the first half of 2013, as indicated in our asset quality ratios presented in Table 9.  Non-performing loans to total loans have declined from 0.74% at December 31, 2012, to 0.57% at June 30, 2013, and our allowance for loan losses at June 30, 2013 was at 292% of non-performing loans, compared to 232% at December 31, 2012 (see Asset Quality section for more detailed discussion).  The decrease in our allowance for loan losses to total loans ratio to 1.66% at June 30, 2013, from 1.71% at December 31, 2012, is directionally consistent with the trends in our asset quality over the period.

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

Table 11:  Allocation of Allowance for Loan Losses

	June 30, 2013		December 31, 2012
($ in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)

Credit cards	$6,876	10.5%	$7,211	11.4%
Other consumer	1,127	8.1%	1,574	8.6%
Real estate	15,475	65.4%	15,453	65.3%
Commercial	3,719	15.7%	3,446	14.4%
Other	201	0.3%	198	0.3%
Total	$27,398	100.0%	$27,882	100.0%
________________________________________________
(1) Percentage of loans in each category to total loans, excluding loans acquired.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 92 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of June 30, 2013, core deposits comprised 86.9% of our total deposits.

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

Our total deposits as of June 30, 2013, were $2.813 billion, a decrease of $61.0 million from December 31, 2012.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Interest bearing transaction and savings accounts were $1.428 billion at June 30, 2013, a $7.3 million increase compared to $1.421 billion on December 31, 2012.  Total time deposits decreased approximately $57.1 million to $819.3 million at June 30, 2013, from $876.4 million at December 31, 2012.  We had $16.1 million and $16.6 million of brokered deposits at June 30, 2013, and December 31, 2012, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $98.3 million and $110.1 million at June 30, 2013, and December 31, 2012, respectively.  The outstanding balance for June 30, 2013, includes $77.7 million in FHLB long-term advances and $20.6 million of trust preferred securities.  During the six months ended June 30, 2013, we decreased total debt by $11.8 million, or 10.7%, from December 31, 2012, due to scheduled payoffs of FHLB advances.

CAPITAL

Overview

At June 30, 2013, total capital was $401.9 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At June 30, 2013, our equity to asset ratio was 11.7%, up 23 basis points from year-end 2012.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of June 30, 2013, no preferred stock has been issued.

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

During the six months ended June 30, 2013, we repurchased 326,789 shares of stock with a weighted average repurchase price of $25.50 per share.  Under the current stock repurchase plan, an additional 246,911 shares are available for repurchase. We continue to allocate our earnings, less dividends, to our stock repurchase program.  We believe our stock, at its current price, continues to be an excellent investment.

Cash Dividends

We declared cash dividends on our common stock of $0.42 per share for the first six months of 2013 compared to $0.40 per share for the first six months of 2012, an increase of $0.02, or 5.0%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2013, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at June 30, 2013, and December 31, 2012, are presented in Table 12 below:

Table 12:  Risk-Based Capital

($ in thousands)	June 30, 2013	December 31, 2012

Tier 1 capital:
Stockholders’ equity	$401,850	$406,062
Trust preferred securities	20,000	20,000
Goodwill and core deposit premiums	(48,091)	(48,966)
Unrealized loss (gain) on available-for-sale securities, net of income taxes	2,410	(257)
Total Tier 1 capital	376,169	376,839
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	35	19
Qualifying allowance for loan losses	24,818	24,743
Total Tier 2 capital	24,853	24,762
Total risk-based capital	$401,022	$401,601
Risk weighted assets	$1,981,341	$1,974,800
Assets for leverage ratio	$3,434,844	$3,484,504

Ratios at end of period:
Tier 1 leverage ratio	10.95%	10.81%
Tier 1 risk-based capital ratio	18.99%	19.08%
Total risk-based capital ratio	20.24%	20.34%
Minimum guidelines:
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

Regulatory Capital Changes

In July 2013, the Company’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banks.  The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules.

The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach.

The Basel III Capital Rules expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate.

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The Basel III Capital Rules are effective for the Company and its subsidiary banks on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management believes that, as of June 30, 2013, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {merger related costs and loss on sale of securities related to FDIC-assisted acquisitions}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

"Core earnings" and "diluted core earnings per share" (non-GAAP) have inherent limitations, are not required to be uniformly applied and are not audited.  To mitigate these limitations, the Company has procedures in place to identify and approve each item that qualifies as nonrecurring to ensure that the Company’s “core” results are properly reflected for period-to-period comparisons.  Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a Company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.  In particular, a measure of earnings that excludes nonrecurring items does not represent the amount that effectively accrues directly to stockholders (i.e., nonrecurring items are included in earnings and stockholders’ equity).

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012

Net Income	$6,576	$6,536	$12,513	$12,891
Nonrecurring items:
Merger related costs	(467)	--	(227)	--
Loss on sale of securities related to FDIC-assisted acquisitions	193	--	193	--
Tax effect (1)	107	--	13	--
Net nonrecurring items	(167)	--	(21)	--
Core earnings (non-GAAP)	$6,409	$6,536	$12,492	$12,891

Diluted earnings per share	$0.40	$0.38	$0.76	$0.75
Nonrecurring items:				--
Merger related costs	(0.03)	--	(0.02)	--
Loss on sale of securities related to FDIC-assisted acquisitions	0.01	--	0.01	--
Tax effect (1)	0.01	--	0.01	--
Net nonrecurring items	(0.01)	--	--	--
Diluted core earnings per share (non-GAAP)	$0.39	$0.38	$0.76	$0.75
_______________________________________________
(1) Effective tax rate of 39.225%.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At June 30, 2013, undivided profits of the Company's subsidiary banks were approximately $192.5 million, of which approximately $11.8 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At June 30, 2013, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At June 30, 2013, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 19.3% of total assets, as compared to 21.6% at December 31, 2012.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $524 million of these lines of credit are currently available, if needed.

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

The table below presents our interest rate sensitivity position at June 30, 2013.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 14:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
Earning assets:
Short-term investments	$420,740	$--	$--	$--	$--	$--	$--	$420,740
Assets held in trading accounts	4,741	--	--	--	3,000	998	--	8,739
Investment securities	51,072	29,017	11,568	63,947	209,855	162,990	204,546	732,995
Mortgage loans held for sale	14,454	--	--	--	--	--	--	14,454
Loans	517,521	84,570	123,358	250,102	229,732	414,960	30,152	1,650,395
Loans acquired, not covered	96,189	6,861	12,357	22,675	15,361	10,293	--	163,736
Loans acquired, covered	18,934	2,530	8,331	11,966	7,440	14,299	--	63,500
Total earning assets	1,123,651	122,978	155,614	348,690	465,388	603,540	234,698	3,054,559

Interest bearing liabilities:
Interest bearing transaction and savings deposits	761,271	--	--	--	133,230	400,691	133,230	1,428,422
Time deposits	75,157	118,824	183,536	236,168	131,380	74,182	17	819,264
Short-term debt	79,063	--	--	--	--	--	--	79,063
Long-term debt	21,104	964	6,958	2,797	12,075	36,971	17,410	98,279
Total interest bearing liabilities	936,595	119,788	190,494	238,965	276,685	511,844	150,657	2,425,028

Interest rate sensitivity Gap	$187,056	$3,190	$(34,880)	$109,725	$188,703	$91,696	$84,041	$629,531

Cumulative interest rate sensitivity Gap	$187,056	$190,246	$155,366	$265,091	$453,794	$545,490	$629,531
Cumulative rate sensitive assets to rate sensitive liabilities	120.0%	118.0%	112.5%	117.8%	125.7%	124.0%	126.0%
Cumulative Gap as a % of earning assets	6.1%	6.2%	5.1%	8.7%	14.9%	17.9%	20.6%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made the following purchases of its common stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans

April 1 – April 30	41,688	$24.60	41,688	437,997
May 1 – May 31	99,862	25.36	99,862	338,135
June 1 – June 30	91,224	25.97	91,224	246,911
Total	232,774	$25.46	232,774

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
_________________________________

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: August 9, 2013	/s/ J. Thomas May
J. Thomas May
Chairman and Chief Executive Officer

Date: August 9, 2013	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer