Form 10-Q
period 2013-09-30
SIMMONS FIRST NATIONAL CORP
filed 2013-11-12
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2013	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 25, 2013, was 16,202,435.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2013

Part I:	Financial Information
Item 1.	Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2013 and December 31, 2012

(In thousands, except share data)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$37,752	$47,470
Interest bearing balances due from banks	320,368	467,984
Federal funds sold	18,365	22,343
Cash and cash equivalents	376,485	537,797
Investment securities	761,705	687,483
Mortgage loans held for sale	10,605	25,367
Assets held in trading accounts	8,744	6,224
Loans:
Loans	1,741,161	1,628,513
Allowance for loan losses	(27,533)	(27,882)
Loans acquired, not covered by FDIC loss share (net of discount)	68,133	82,764
Loans acquired, covered by FDIC loss share (net of discount)	148,884	210,842
Net loans	1,930,645	1,894,237
FDIC indemnification asset	61,500	75,286
Premises and equipment	87,065	87,557
Foreclosed assets	26,203	33,352
Foreclosed assets covered by FDIC loss share	23,260	27,620
Interest receivable	15,635	14,530
Bank owned life insurance	60,040	52,066
Goodwill	60,605	60,605
Other intangible assets	5,420	3,760
Other assets	13,797	21,605
Total assets	$3,441,709	$3,527,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$580,063	$576,655
Interest bearing transaction accounts and savings deposits	1,453,139	1,421,137
Time deposits	805,596	876,371
Total deposits	2,838,798	2,874,163
Federal funds purchased and securities sold under agreements to repurchase	62,311	104,078
Other borrowings	75,987	89,441
Subordinated debentures	20,620	20,620
Accrued interest and other liabilities	40,959	33,125
Total liabilities	3,038,675	3,121,427

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at September 30, 2013 and December 31, 2012	-	-
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 16,198,964 and 16,542,778 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	162	165
Surplus	87,279	96,587
Undivided profits	318,194	309,053
Accumulated other comprehensive (loss) income	(2,601)	257
Total stockholders’ equity	403,034	406,062
Total liabilities and stockholders’ equity	$3,441,709	$3,527,489

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans not covered by FDIC loss share	$23,483	$23,192	$69,781	$67,822
Loans covered by FDIC loss share	7,132	5,041	19,776	16,009
Federal funds sold	6	2	14	4
Investment securities	3,428	3,027	9,349	9,615
Mortgage loans held for sale	122	171	395	487
Assets held in trading accounts	6	12	23	37
Interest bearing balances due from banks	234	267	875	919
TOTAL INTEREST INCOME	34,411	31,712	100,213	94,893

INTEREST EXPENSE
Deposits	1,993	2,521	6,274	8,165
Federal funds purchased and securities sold under agreements to repurchase	46	69	165	248
Other borrowings	646	792	2,072	2,406
Subordinated debentures	162	389	483	1,166
TOTAL INTEREST EXPENSE	2,847	3771	8,994	11,985

NET INTEREST INCOME	31,564	27,941	91,219	82,908
Provision for loan losses	1,081	1,299	3,034	2,846

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,483	26,642	88,185	80,062

NON-INTEREST INCOME
Trust income	1,448	1,440	4,234	3,988
Service charges on deposit accounts	4,603	4,368	13,318	12,163
Other service charges and fees	728	684	2,294	2,211
Mortgage lending income	1,122	1,705	3,677	4,441
Investment banking income	240	560	1,390	1,700
Credit card fees	4,400	4,104	12,779	12,390
Bank owned life insurance income	328	355	974	1,078
Gain on FDIC-assisted transactions	-	1,120	-	1,120
Loss on sale of securities	-	-	(193)	-
Net (loss) gain on assets covered by FDIC loss share agreements	(3,443)	(2,689)	(8,200)	(7,507)
Other income	887	165	2,626	2,037
TOTAL NON-INTEREST INCOME	10,313	11,812	32,899	33,621

NON-INTEREST EXPENSE
Salaries and employee benefits	17,701	15,911	54,146	49,323
Occupancy expense, net	2,485	2,182	7,490	6,291
Furniture and equipment expense	1,613	1,835	5,367	5,047
Other real estate and foreclosure expense	385	280	775	681
Deposit insurance	595	444	1,862	1,472
Merger related costs	190	815	(37)	815
Other operating expenses	7,934	7,219	23,529	21,928
TOTAL NON-INTEREST EXPENSE	30,903	28,686	93,132	85,557

INCOME BEFORE INCOME TAXES	9,893	9,768	27,952	28,126
Provision for income taxes	2,961	3,008	8,507	8,475

NET INCOME	$6,932	$6,760	$19,445	$19,651
BASIC EARNINGS PER SHARE	$0.43	$0.41	$1.19	$1.16
DILUTED EARNINGS PER SHARE	$0.43	$0.41	$1.19	$1.16

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
NET INCOME	$6,932	$6,760	$19,445	$19,651

OTHER COMPREHENSIVE INCOME
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(314)	133	(4,896)	235
Less: Reclassification adjustment for realized losses included in net income	-	-	(193)	-
Other comprehensive (loss) gain, before tax effect	(314)	133	(4,703)	235
Less: Tax effect of other comprehensive (loss) gain	(123)	52	(1,845)	92

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(191)	81	(2,858)	143

COMPREHENSIVE INCOME	$6,741	$6,841	$16,587	$19,794

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012

(In thousands)	September 30, 2013	September 30, 2012
	(Unaudited)
OPERATING ACTIVITIES
Net income	$19,445	$19,651
Items not requiring (providing) cash:
Depreciation and amortization	4,416	4,116
Provision for loan losses	3,034	2,846
Net accretion of investment securities and assets not covered by FDIC loss share	(389)	(112)
Stock-based compensation expense	1,039	1,065
Net accretion on assets covered by FDIC loss share	(4,553)	(1,912)
Gain on FDIC-assisted transactions	-	(1,120)
Deferred income taxes	(2,274)	86
Loss on sale of investments	193	-
Bank owned life insurance income	(974)	(1,078)
Changes in:
Interest receivable	(1,078)	(127)
Mortgage loans held for sale	14,762	(1,004)
Assets held in trading accounts	(2,520)	539
Other assets	1,594	(2,143)
Accrued expenses and other liabilities	(1,680)	5,750
Income taxes payable	(462)	(2,575)
Net cash provided by operating activities	30,553	23,982

INVESTING ACTIVITIES
Net originations of loans	(97,444)	(52,392)
Net collections of loans covered by FDIC loss share	68,674	51,922
Purchases of premises and equipment, net	(3,516)	(1,988)
Proceeds from sale of foreclosed assets held for sale	12,943	5,296
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	11,684	10,000
Proceeds from sale of available-for-sale securities	16,029	813
Proceeds from maturities of available-for-sale securities	53,144	236,921
Purchases of available-for-sale securities	(60,848)	(246,929)
Proceeds from maturities of held-to-maturity securities	113,289	512,920
Purchases of held-to-maturity securities	(199,201)	(497,955)
Purchase of bank owned life insurance	(7,000)	(25)
Net cash proceeds received in FDIC-assisted transactions	-	44,015
Cash received on FDIC loss share	11,621	12,553
Net cash (used in) provided by investing activities	(80,625)	75,151

FINANCING ACTIVITIES
Net change in deposits	(35,365)	(83,655)
Dividends paid	(10,304)	(10,172)
Net change in other borrowed funds	(13,454)	(1,318)
Net change in federal funds purchased and securities sold under agreements to repurchase	(41,767)	(71,393)
Net shares issued under stock compensation plans	498	324
Repurchase of common stock	(10,848)	(14,674)
Net cash used in financing activities	(111,240)	(180,888)

DECREASE IN CASH AND CASH EQUIVALENTS	(161,312)	(81,755)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	537,797	570,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$376,485	$488,451

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2013 and 2012

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2011	$172	$112,436	$439	$294,864	$407,911
Comprehensive income:
Net income	-	-	-	19,651	19,651
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $92	-	-	143	-	143
Comprehensive income					19,794
Stock issued as bonus shares – 51,245 shares	1	191	-	-	192
Vesting bonus shares	-	998	-	-	998
Stock issued for employee stock purchase plan – 5,103 shares	-	132	-	-	132
Stock granted under stock-based compensation plans	-	67	-	-	67
Repurchase of common stock – (608,387 shares)	(6)	(14,668)	-	-	(14,674)
Cash dividends – $0.60 per share	-	-	-	(10,172)	(10,172)

Balance, September 30, 2012 (Unaudited)	167	99,156	582	304,343	404,248
Comprehensive income:
Net income	-	-	-	8,033	8,033
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($209)	-	-	(325)	-	(325)
Comprehensive income					7,708
Vesting bonus shares	-	307	-	-	307
Stock granted under stock-based compensation plans	-	16	-	-	16
Repurchase of common stock – (117,500 shares)	(2)	(2,892)	-	-	(2,894)
Cash dividends – $0.20 per share	-	-	-	(3,323)	(3,323)

Balance, December 31, 2012	165	96,587	257	309,053	406,062
Comprehensive income:
Net income	-	-	-	19,445	19,445
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($1,845)	-	-	(2,858)	-	(2,858)
Comprehensive income					16,587
Stock issued as bonus shares – 64,506 shares	1	228	-	-	229
Vesting bonus shares	-	1,012	-	-	1,012
Stock issued for employee stock purchase plan – 5,244 shares	-	126	-	-	126
Exercise of stock options – 6,000 shares	-	143	-	-	143
Stock granted under stock-based compensation plans	-	27	-	-	27
Repurchase of common stock – (419,564 shares)	(4)	(10,844)	-	-	(10,848)
Cash dividends – $0.63 per share	-	-	-	(10,304)	(10,304)

Balance, September 30, 2013 (Unaudited)	$162	$87,279	$(2,601)	$318,194	$403,034

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

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  ASU 2012-06 amends guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government assisted acquisition of a financial institution.  ASU 2012-06 requires that a subsequent adjustment to the indemnification asset be measured on the same basis as the underlying indemnified assets.  Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  ASU 2012-06 became effective for the Company on January 1, 2013.  Because the Company has historically accounted for its indemnification assets in accordance with ASU 2012-06, its adoption did not have a significant impact on the Company’s financial position or results of operations.

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

Earnings Per Share (“EPS)

Basic EPS is computed by dividing reported net income by weighted average number of common shares outstanding during each period.  Diluted EPS is computed by dividing reported net income by the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of per share earnings for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net income	$6,932	$6,760	$19,445	$19,651

Average common shares outstanding	16,220	16,757	16,383	17,005
Average potential dilutive common shares	5	3	5	3
Average diluted common shares	16,225	16,760	16,388	17,008

Basic earnings per share	$0.43	$0.41	$1.19	$1.16
Diluted earnings per share	$0.43	$0.41	$1.19	$1.16

Stock options to purchase 138,528 and 177,870 shares for the three and nine months ended September 30, 2013 and 2012, respectively, were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price.

NOTE 2:	PENDING ACQUISITION

On September 12, 2013, the Company issued a press release announcing the U.S. Bankruptcy Court approved a Stock Purchase Agreement (the “Agreement”) between the Company and Rogers Bancshares, Inc. (“RBI”) for the stock of Metropolitan National Bank (“Metropolitan”).  The Company will purchase all of the issued and outstanding shares of common stock free and clear of all liens, claims and encumbrances, and assumes no liabilities of RBI.  Under the terms of the Agreement, RBI will receive $53.6 million in cash. The Company will fund the transaction with $46 million in unsecured debt from correspondent banks with a 3.25% floating rate to be repaid in three years or less.

The transaction is expected to close during the fourth quarter of 2013 and is subject to customary regulatory approval.  Upon completion of the transaction, the combined company will have approximately $4.4 billion in total assets, $3.7 billion in deposits and $2.3 billion in net loans.

NOTE 3:	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30, 2013				December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$313,052	$23	$(8,580)	$304,495	$288,098	$135	$(679)	$287,554
Mortgage-backed securities	41	1	-	42	49	1	-	50
State and political subdivisions	268,055	2,548	(5,057)	265,546	207,374	5,140	(160)	212,354
Other securities	620	-	-	620	620	-	-	620
Total HTM	$581,768	$2,572	$(13,637)	$570,703	$496,141	$5,276	$(839)	$500,578

Available-for-Sale
U.S. Government agencies	$168,055	$4	$(4,932)	$163,127	$152,708	$65	$(292)	$152,481
Mortgage-backed securities	1,811	183	-	1,994	20,436	287	(89)	20,634
State and political subdivisions	1,268	-	(5)	1,263	2,989	-	(1)	2,988
Other securities	13,082	471	-	13,553	14,787	456	(4)	15,239
Total AFS	$184,216	$658	$(4,937)	$179,937	$190,920	$808	$(386)	$191,342

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

As of September 30, 2013, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$289,718	$(8,334)	$8,754	$(246)	$298,472	$(8,580)
State and political subdivisions	88,357	(5,024)	1,590	(334)	89,947	(5,057)
Total HTM	$378,075	$(13,358)	$10,344	$(279)	$388,419	$(13,637)

Available-for-Sale
U.S. Government agencies	$154,760	$(4,904)	$973	$(28)	$155,733	$(4,932)
State and political subdivisions	1,213	(5)	-	-	1,213	(5)
Total AFS	$155,973	$(4,909)	$973	$(28)	$156,946	$(4,937)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of September 30, 2013, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2013, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $476.3 million at September 30, 2013, and $434.8 million at December 31, 2012.

The book value of securities sold under agreements to repurchase equaled $58.1 million and $58.8 million for September 30, 2013, and December 31, 2012, respectively.

Income earned on securities for the three and nine months ended September 30, 2013 and 2012, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Taxable:
Held-to-maturity	$818	$707	$2,281	$2,389
Available-for-sale	540	514	1,605	1,624
Non-taxable:
Held-to-maturity	2,066	1,806	5,450	5,602
Available-for-sale	4	-	13	-
Total	$3,428	$3,027	$9,349	$9,615

Maturities of investment securities at September 30, 2013, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$29,360	$29,432	$350	$350
After one through five years	194,855	193,353	60,734	60,389
After five through ten years	227,380	220,876	109,091	104,589
After ten years	129,553	126,422	959	1,056
Other securities	620	620	13,082	13,553
Total	$581,768	$570,703	$184,216	$179,937

There were no realized gains and realized losses of $193,000 on investment securities for the three and nine months ended September 30, 2013.  There were no realized gains or losses on investment securities for the three and nine months ended September 30, 2012.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas and Texas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2013, the Company’s loan portfolio was $1.96 billion, compared to $1.92 billion at December 31, 2012.  The various categories of loans are summarized as follows:

(In thousands)	September 30, 2013	December 31, 2012

Consumer:
Credit cards	$177,463	$185,536
Student loans	28,392	34,145
Other consumer	101,399	105,319
Total consumer	307,254	325,000
Real Estate:
Construction	161,024	138,132
Single family residential	375,703	356,907
Other commercial	602,463	568,166
Total real estate	1,139,190	1,063,205
Commercial:
Commercial	154,508	141,336
Agricultural	135,633	93,805
Total commercial	290,141	235,141
Other	4,576	5,167
Loans	1,741,161	1,628,513
Loans acquired, covered by FDIC loss share (net of discount)	148,884	210,842
Loans acquired, not covered by FDIC loss share (net of discount)	68,133	82,764
Total loans before allowance for loan losses	$1,958,178	$1,922,119

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	September 30, 2013	December 31, 2012

Consumer:
Credit cards	$336	$281
Student Loans	-	-
Other consumer	683	801
Total consumer	1,019	1,082
Real estate:
Construction	102	463
Single family residential	2,105	2,706
Other commercial	2,225	4,254
Total real estate	4,432	7,423
Commercial:
Commercial	448	471
Agricultural	76	147
Total commercial	524	618
Total	$5,975	$9,123

 An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2013
Consumer:
Credit cards	$687	$520	$1,207	$176,256	$177,463	$184
Student loans	1,705	2,966	4,671	23,721	28,392	2,966
Other consumer	953	381	1,334	100,065	101,399	99
Total consumer	3,345	3,867	7,212	300,042	307,254	3,249
Real estate:
Construction	348	13	361	160,663	161,024	-
Single family residential	2,209	1,283	3,492	372,211	375,703	308
Other commercial	934	2,095	3,029	599,434	602,463	-
Total real estate	3,491	3,391	6,882	1,132,308	1,139,190	308
Commercial:
Commercial	346	470	816	153,692	154,508	134
Agricultural	11	53	64	135,569	135,633	-
Total commercial	357	523	880	289,261	290,141	134
Other	-	-	-	4,576	4,576	-
Total	$7,193	$7,781	$14,974	$1,726,187	$1,741,161	$3,691

December 31, 2012
Consumer:
Credit cards	$710	$547	$1,257	$184,279	$185,536	$266
Student loans	901	2,234	3,135	31,010	34,145	2,234
Other consumer	1,149	529	1,678	103,641	105,319	204
Total consumer	2,760	3,310	6,070	318,930	325,000	2,704
Real estate:
Construction	309	365	674	137,458	138,132	-
Single family residential	3,069	1,539	4,608	352,299	356,907	137
Other commercial	716	3,303	4,019	564,147	568,166	-
Total real estate	4,094	5,207	9,301	1,053,904	1,063,205	137
Commercial:
Commercial	340	385	725	140,611	141,336	74
Agricultural	81	113	194	93,611	93,805	-
Total commercial	421	498	919	234,222	235,141	74
Other	-	-	-	5,167	5,167	-
Total	$7,275	$9,015	$16,290	$1,612,223	$1,628,513	$2,915

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2013						Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Consumer:
Credit cards	$520	$520	$-	$520	$77	$514	$3	$517	$11
Other consumer	878	814	58	872	158	946	9	1,014	30
Total consumer	1,398	1,334	58	1,392	235	1,460	12	1,531	41
Real estate:
Construction	3,237	2,020	1,174	3,194	365	3,212	32	3,814	114
Single family residential	3,357	2,019	1,298	3,317	574	3,231	32	3,705	111
Other commercial	9,016	5,192	2,608	7,800	522	7,932	78	12,609	377
Total real estate	15,610	9,231	5,080	14,311	1,461	14,375	142	20,128	602
Commercial:
Commercial	695	453	146	599	110	603	6	651	19
Agricultural	76	76	-	76	8	82	1	86	3
Total commercial	771	529	146	675	118	685	7	737	22
Total	$17,779	$11,094	$5,284	$16,378	$1,814	$16,520	$161	$22,396	$665

December 31, 2012						Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Consumer:
Credit cards	$547	$547	$-	$547	$82	$563	$4	$570	$12
Other consumer	1,140	999	131	1,130	249	1,193	14	1,192	44
Total consumer	1,687	1,546	131	1,677	331	1,756	18	1,762	56
Real estate:
Construction	5,443	3,866	1,494	5,360	505	5,634	68	5,493	203
Single family residential	4,091	2,877	1,140	4,017	494	3,611	43	4,034	149
Other commercial	21,199	5,903	13,078	18,981	1,310	21,992	265	23,405	862
Total real estate	30,733	12,646	15,712	28,358	2,309	31,237	376	32,932	1,214
Commercial:
Commercial	842	487	191	678	179	827	10	810	30
Agricultural	236	74	16	90	24	132	2	267	10
Total commercial	1,078	561	207	768	203	959	12	1,077	40
Total	$33,498	$14,753	$16,050	$30,803	$2,843	$33,952	$406	$35,771	$1,310

At September 30, 2013, and December 31, 2012, impaired loans, net of government guarantees and excluding loans acquired, totaled $16.4 million and $30.8 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $1.8 million at September 30, 2013, and $2.8 million at December 31, 2012.  Approximately $161,000 and $665,000 of interest income was recognized on average impaired loans of $16.5 million and $22.4 million for the three and nine months ended September 30, 2013.  Interest income recognized on impaired loans on a cash basis during the three and nine months ended September 30, 2013 and 2012 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

September 30, 2013
Consumer:
Other consumer	1	$33	-	$-	1	$33
Total consumer	1	33	-	-	1	33
Real estate:
Construction	1	988	-	-	1	988
Single-family residential	4	874	1	8	5	882
Other commercial	12	7,012	1	608	13	7,619
Total real estate	17	8,874	2	616	19	9,489
Commercial:
Commercial	1	39	1	85	2	124
Agriculture	1	638	-	-	1	638
Total commercial	2	677	1	85	3	762
Total	20	$9,584	3	$701	23	$10,284

December 31, 2012
Consumer:
Other consumer	1	$33	1	$12	2	$45
Total consumer	1	33	1	12	2	45
Real estate:
Construction	2	1,212	-	-	2	1,212
Single-family residential	3	570	1	15	4	585
Other commercial	14	8,508	4	2,962	18	11,470
Total real estate	19	10,290	5	2,977	24	13,267
Commercial:
Commercial	1	39	1	85	2	124
Agricultural	1	653	-	-	1	653
Total commercial	2	692	1	85	3	777
Total	22	$11,015	7	$3,074	29	$14,089

The following table presents loans that were restructured as TDRs during the nine months ended September 30, 2013 and 2012, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at September 30	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Nine Months Ended September 30, 2013
Real estate:
Single-family residential	1	$321	$311	$-	311	$-
Total real estate	1	321	311	-	311	-
Total	1	$321	$311	$-	$311	$-

Nine Months Ended September 30, 2012
Consumer:
Other consumer	1	$48	$33	$-	$33	$-
Total consumer	1	48	33	-	33	-
Real estate:
Other commercial	4	1,054	887	-	887	-
Total real estate	4	1,054	887	-	887	-
Commercial:
Commercial	1	50	39	-	39	-
Total commercial	1	50	39	-	39	-
Total	6	$1,152	$959	$-	$959	$-

During the three months ended September 30, 2013, the Company did not modify any loans which were deemed troubled debt restructurings.  During the nine months ended September 30, 2013, the Company modified one loan with a recorded investment of $321,000 prior to modification which was deemed troubled debt restructuring.  The restructured loan was modified by lowering of the interest rate.  Based on the fair value of the collateral, no specific reserve was determined necessary for this loan.  Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There were no loans for which a payment default occurred during the nine months ended September 30, 2013 and 2012, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system.  However, since these loans are accounted for in pools, all of the loan pools were considered satisfactory at September 30, 2013 and December 31, 2012, respectively.  Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC.  See Note 5, Loans Acquired, for further discussion of the acquired loan pools and loss sharing agreements.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans were $38.1 million and $39.0 million as of September 30, 2013 and December 31, 2012, respectively.

The following table presents a summary of loans by credit risk rating as of September 30, 2013 and December 31, 2012, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

September 30, 2013
Consumer:
Credit cards	$176,943	$-	$520	$-	$-	$177,463
Student loans	25,426	-	2,966	-	-	28,392
Other consumer	100,089	3	1,229	60	18	101,399
Total consumer	302,458	3	4,715	60	18	307,254
Real estate:
Construction	156,701	74	4,249	-	-	161,024
Single family residential	368,159	1,423	6,121	-	-	375,703
Other commercial	573,657	8,156	20,650	-	-	602,463
Total real estate	1,098,517	9,653	31,020	-	-	1,139,190
Commercial:
Commercial	152,158	186	2,164	-	-	154,508
Agricultural	135,471	-	162	-	-	135,633
Total commercial	287,629	186	2,326	-	-	290,141
Other	4,576	-	-	-	-	4,576
Loans acquired, covered by FDIC loss share	148,884	-	-	-	-	148,884
Loans acquired, not covered by FDIC loss share	68,133	-	-	-	-	68,133
Total	$1,910,197	$9,842	$38,061	$60	$18	$1,958,178

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2012
Consumer:
Credit cards	$184,989	$-	$547	$-	$-	$185,536
Student loans	31,911	-	2,234	-	-	34,145
Other consumer	103,597	7	1,660	33	22	105,319
Total consumer	320,497	7	4,441	33	22	325,000
Real estate:
Construction	131,873	30	6,229	-	-	138,132
Single family residential	348,628	1,458	6,821	-	-	356,907
Other commercial	540,986	8,484	18,696	-	-	568,166
Total real estate	1,021,487	9,972	31,746	-	-	1,063,205
Commercial:
Commercial	138,948	114	2,235	39	-	141,336
Agricultural	93,357	-	448	-	-	93,805
Total commercial	232,305	114	2,683	39	-	235,141
Other	5,167	-	-	-	-	5,167
Loans acquired, covered by FDIC loss share	210,842	-	-	-	-	210,842
Loans acquired, not covered by FDIC loss share	82,764	-	-	-	-	82,764
Total	$1,873,062	$10,093	$38,870	$72	$22	$1,922,119

Net (charge-offs)/recoveries for the three and nine months ended September 30, 2013 and 2012, excluding loans acquired, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Consumer:
Credit cards	$(535)	$(564)	$(1,747)	$(1,968)
Student loans	(8)	(20)	(38)	(58)
Other consumer	(327)	(231)	(670)	(380)
Total consumer	(870)	(815)	(2,455)	(2,406)
Real estate:
Construction	-	-	(119)	46
Single-family residential	(100)	(246)	(189)	(457)
Other commercial	4	(466)	(551)	(1,741)
Total real estate	(96)	(712)	(859)	(2,152)
Commercial:
Commercial	(5)	(24)	(62)	(67)
Agriculture	25	-	(7)	(184)
Total commercial	20	(24)	(69)	(251)
Total	$(946)	$(1,551)	$(3,383)	$(4,809)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Three Months Ended September 30, 2013
Balance, beginning of period	$3,719	$15,475	$6,876	$1,328	$-	$27,398
Provision for loan losses	(15)	308	369	419	-	1,081
Charge-offs	(20)	(247)	(770)	(449)	-	(1,486)
Recoveries	40	151	235	114	-	540
Net charge-offs	20	(96)	(535)	(335)	-	(946)
Balance, September 30, 2013	$3,724	$15,687	$6,710	$1,412	$-	$27,533

Nine Months Ended September 30, 2013
Balance, beginning of period	$3,446	$15,453	$7,211	$1,772	$-	$27,882
Provision for loan losses	347	1,093	1,246	348	-	3,034
Charge-offs	(249)	(1,373)	(2,422)	(1,133)	-	(5,177)
Recoveries	180	514	675	425	-	1,794
Net charge-offs	(69)	(859)	(1,747)	(708)	-	(3,383)
Balance, September 30, 2013	$3,724	$15,687	$6,710	$1,412	$-	$27,533

Period-end amount allocated to:
Loans individually evaluated for impairment	$118	$1,461	$77	$158	$-	$1,814
Loans collectively evaluated for impairment	3,606	14,226	6,633	1,254	-	25,719
Balance, September 30, 2013	$3,724	$15,687	$6,710	$1,412	$-	$27,533

Activity in the allowance for loan losses for the three and nine months ended September 30, 2012 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Three Months Ended September 30, 2012
Balance, beginning of period	$1983	$10,468	$5,486	$1,776	$8,684	$28,397
Provision for loan losses	83	327	527	236	126	1,299
Charge-offs	(86)	(773)	(806)	(358)	-	(2,023)
Recoveries	62	61	242	107	-	472
Net charge-offs	(24)	(712)	(564)	(251)	-	(1,551)
Balance, September 30, 2012	$2,042	$10,083	$5,449	$1,761	$8,810	$28,145

Nine Months Ended September 30, 2012
Balance, beginning of period	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108
Provision for loan losses	230	2,118	1904	352	(1,758)	2,846
Charge-offs	(380)	(3,390)	(2,632)	(836)	-	(7,238)
Recoveries	129	1,238	664	398	-	2,429
Net charge-offs	(251)	(2,152)	(1,968)	(438)	-	(4,809)
Balance, September 30, 2012	$2,042	$10,083	$5,449	$1,761	$8,810	$28,145

Period-end amount allocated to:
Loans individually evaluated for impairment	$272	$2,676	$89	$254	$-	$3291
Loans collectively evaluated for impairment	1,770	7,407	5,360	1,507	8,810	24,854
Balance, September 30, 2012	$2,042	$10,083	$5,449	$1,761	$8,810	$28,145

Period-end amount allocated to:
Loans individually evaluated for impairment	$203	$2,309	$82	$249	$-	$2,843
Loans collectively evaluated for impairment	3,243	13,144	7,129	1,523	-	25,039
Balance, December 31, 2012	$3,446	$15,453	$7,211	$1,772	$-	$27,882

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

September 30, 2013
Loans individually evaluated for impairment	$675	$14,311	$520	$872	$16,378
Loans collectively evaluated for impairment	289,466	1,124,879	176,943	133,495	1,724,783
Balance, end of period	$290,141	$1,139,190	$177,463	$134,367	$1,741,161

December 31, 2012
Loans individually evaluated for impairment	$768	$28,358	$547	$1,130	$30,803
Loans collectively evaluated for impairment	234,373	1,034,847	184,989	143,501	1,597,710
Balance, end of period	$235,141	$1,063,205	$185,536	$144,631	$1,628,513

NOTE 5:	LOANS ACQUIRED

The Company evaluated loans acquired in its FDIC-assisted transactions for impairment in accordance with the provisions of ASC Topic 310-30.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The following table reflects the carrying value of all acquired impaired and non-impaired loans as of September 30, 2013 and December 31, 2012:

	Loans Acquired
(in thousands)	September 30, 2013	December 31, 2012

Consumer:
Credit cards	$9,379	$-
Other consumer	972	1,847
Total consumer	10,351	1,847
Real estate:
Construction	15,015	19,172
Single family residential	70,907	90,795
Other commercial	112,959	160,148
Total real estate	198,881	270,115
Commercial:
Commercial	7,785	18,950
Agricultural	-	2,694
Total commercial	7,785	21,644
Total loans acquired (1) (2)	$217,017	$293,606
___________________________
(1)
These loans were not classified as non-performing assets at September 30, 2013 or December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired and non-impaired loans.  The loans are grouped in pools sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques.

(2)	Included in loans acquired were $148.9 million and $210.8 million of loans covered by FDIC loss share agreements at September 30, 2013 and December 31, 2012, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired loan pools, and adjustments may or may not be required.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased on the loans acquired in 2010 based on payment histories and reduced loss expectations of the loan pools.  Beginning in the quarter ended September 30, 2013, the cash flows estimate has also increased on the loans acquired in 2012.  These projected cash flow improvements have resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  For those loan pools covered by FDIC loss share, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.

The impact of the adjustments on the Company’s financial results for the three and nine months ended September 30, 2013 and 2012, is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Impact on net interest income	$4,005	$2,915	$10,102	$9,104
Non-interest income	(3,844)	(2,729)	(9,734)	(8,245)
Net impact to pre-tax income	161	186	368	859
Net impact, net of taxes	$98	$113	$224	$522

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $36.7 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $28.9 million.  Of the remaining adjustments, the Company expects to recognize $8.4 million of interest income and a $7.9 million reduction of non-interest income, resulting in a $476,000 positive impact to pre-tax income, during the remainder of 2013.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for all purchased impaired and non-impaired loans were as follows for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$41,535	$227,236	$58,066	$293,606
Additions	-	9,047	-	9,047
Accretable yield adjustments	17,380	-	17,380	-
Accretion	(8,384)	8,384	(24,915)	24,915
Payments and other reductions, net	-	(27,650)	-	(110,551)
Balance, ending	$50,531	$217,017	$50,531	$217,017

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$31,865	$114,189	$42,833	$158,075
Additions	21,200	130,536	21,200	130,536
Accretable yield adjustments	-	-	-	-
Accretion	(5,041)	5,041	(16,009)	16,009
Payments and other reductions, net	-	(13,086)	-	(67,940)
Balance, ending	$48,024	$236,680	$48,024	$236,680

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  There were no allowances for loan losses related to the purchased impaired loans at September 30, 2013 or December 31, 2012.

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

The following table presents a summary of the changes in the FDIC true-up provision for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Beginning balance	$5,577	$3,987	$4,854	$3,419
FDIC true-up provision recorded on new acquisitions	-	-	-	-
Amortization expense	40	37	121	103
Adjustments related to changes in expected losses	350	246	992	748
Balance, ending	$5,967	$4,270	$5,967	$4,270

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $60.6 million at September 30, 2013, unchanged from December 31, 2012.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.

On September 30, 2013, the Company acquired a credit card portfolio and recorded Purchased Credit Card Relationships (“PCCR’s”) of $2.1 million.  This intangible asset will be amortized over a five year period, with monthly amortization beginning in October 2013.  The Company had no PCCR’s as of December 31, 2012.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at September 30, 2013, and December 31, 2012, were as follows:

(In thousands)	September 30, 2013	December 31, 2012

Goodwill	$60,605	$60,605
Core deposit premiums:
Gross carrying amount	5,401	5,597
Accumulated amortization	(2,049)	(1,837)
Core deposit premiums, net	3,352	3,760
Purchased credit card relationships:
Gross carrying amount	2,068	-
Accumulated amortization	-	-
Purchased credit card relationships, net	2,068	-
Other intangible assets, net	5,420	3,760
Total goodwill and other intangible assets	$66,025	$64,365

Core deposit premium amortization expense recorded for the nine months ended September 30, 2013 and 2012, was $408,000 and $222,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of September 30, 2013, is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2013	$106
	2014	410
	2015	403
	2016	401
	2017	401
	Thereafter	1,631
	Total	$3,352

There was no PCCR amortization expense recorded for the nine months ended September 30, 2013 and 2012.  The Company’s estimated remaining amortization expense on PCCR’s as of September 30, 2013, is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2013	$103
	2014	414
	2015	414
	2016	414
	2017	413
	Thereafter	310
	Total	$2,068

NOTE 7:	TIME DEPOSITS

Time deposits include approximately $351,271,000 and $370,598,000 of certificates of deposit of $100,000 or more at September 30, 2013, and December 31, 2012, respectively.

NOTE 8:	INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	September 30, 2013	September 30, 2012
Income taxes currently payable	$10,781	$8,389
Deferred income taxes	(2,274)	86
Provision for income taxes	$8,507	$8,475

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	September 30, 2013	December 31, 2012

Deferred tax assets
Loans acquired	$18,632	$24,186
FDIC true-up liability	2,207	1,775
Allowance for loan losses	10,713	10,736
Valuation of foreclosed assets	222	669
Deferred compensation payable	1,755	1,676
FHLB advances	313	409
Vacation compensation	1,117	1,058
Accumulated depreciation	738	280
Loan interest	767	767
Available-for-sale securities	1,678	-
Other	594	569
Total deferred tax assets	38,736	42,125
Deferred tax liabilities
Deferred loan fee income and expenses, net	(3,291)	(2,373)
FHLB stock dividends	(300)	(296)
Goodwill and core deposit premium amortization	(12,289)	(11,190)
FDIC indemnification asset	(24,048)	(31,846)
Available-for-sale securities	-	(166)
Other	(1,879)	(3,443)
Total deferred tax liabilities	(41,807)	(49,314)
Net deferred tax liabilities included in other liabilities on balance sheets	$(3,071)	$(7,189)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	September 30, 2013	September 30, 2012

Computed at the statutory rate (35%)	$9,783	$9,844
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	777	773
Tax exempt interest income	(1,932)	(1,980)
Tax exempt earnings on BOLI	(341)	(377)
Other differences, net	220	215
Actual tax provision	$8,507	$8,475

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

NOTE 9:	OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at September 30, 2013, and December 31, 2012, consisted of the following components:

(In thousands)	September 30, 2013	December 31, 2012

Other Borrowings
FHLB advances, due 2013 to 2033, 0.35% to 8.41% secured by real estate loans	$75,987	$89,441
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Total other borrowings and subordinated debentures	$96,607	$110,061

At September 30, 2013, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $76.0 million at September 30, 2013, with approximately $528.1 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $653.9 million at September 30, 2013.

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

Aggregate annual maturities of long-term debt at September 30, 2013, are:

(In thousands)	Year	Annual Maturities

	2013	$6,951
	2014	6,332
	2015	10,462
	2016	9,057
	2017	21,838
	Thereafter	41,967
	Total	$96,607

NOTE 10:	CONTINGENT LIABILITIES

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

The Company repurchased 419,564 shares of stock with a weighted average repurchase price of $25.89 per share during the nine month period ended September 30, 2013.  Under the current stock repurchase plan, the Company can repurchase an additional 154,136 shares.

As a result of its announced acquisition of Metropolitan National Bank, the Company suspended its stock repurchases in August of 2013.  See Note 2, Acquisitions, for additional information on the Metropolitan acquisition.

NOTE 12:	UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At September 30, 2013, the Company subsidiaries had approximately $12.5 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of September 30, 2013, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 19.62% at September 30, 2013.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the nine months ended September 30, 2013:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2013	217,650	$26.77	134,730	$25.89
Granted	-	-	64,506	25.58
Stock Options Exercised	(6,000)	23.78	-	-
Stock Awards Vested	-	-	(46,975)	26.92
Forfeited/Expired	(4,522)	27.07	-	-
Balance, September 30, 2013	207,128	$26.85	152,261	$25.44
Exercisable, September 30, 2013	207,128	$26.85

The following table summarizes information about stock options under the plans outstanding at September 30, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$23.78	-	$23.78	39,800	0.8	$23.78	39,800	$23.78
24.50	-	24.50	30,800	1.6	24.50	30,800	24.50
26.19	-	27.67	47,100	2.6	26.21	47,100	26.21
28.42	-	28.42	45,100	3.5	28.42	45,100	28.42
30.31	-	30.31	44,328	4.5	30.31	44,328	30.31

Total stock-based compensation expense was $1,039,000 and $1,065,000 during the nine months ended September 30, 2013 and 2012, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was no unrecognized stock-based compensation expense related to stock options at September 30, 2013. Unrecognized stock-based compensation expense related to non-vested stock awards was $2,725,000 at September 30, 2013.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.48 years.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2013 was $878,000.  Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $31.09 as of September 30, 2013, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 was $44,000.  There were no stock options exercised during the nine months ended September 30, 2012.

NOTE 14:	ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the nine months ended:

	Nine Months Ended September 30,
(In thousands)	2013	2012

Interest paid	$9,136	$11,729
Income taxes paid	11,243	10,965
Transfers of loans to foreclosed assets	5,794	4,321
Transfers of loans acquired, covered by FDIC loss share, to foreclosed assets covered by FDIC loss share	7,324	9,667
Unsettled purchase of credit card portfolio	10,999	-
Unsettled retirement of trust preferred securities	-	10,310

NOTE 15:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Professional services	$913	$1,078	$3,160	$3,196
Postage	597	574	1,838	1,820
Telephone	542	586	1,751	1,666
Credit card expense	1,706	1,787	5,038	5,198
Operating supplies	341	342	1,136	1,009
Amortization of intangibles	135	74	408	221
Other expense	3,700	2,778	10,198	8,818
Total other operating expenses	$7,934	$7,219	$23,529	$21,928

NOTE 16:	CERTAIN TRANSACTIONS

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

At September 30, 2013, the Company had outstanding commitments to extend credit aggregating approximately $439,083,000 and $330,880,000 for credit card commitments and other loan commitments.  At December 31, 2012, the Company had outstanding commitments to extend credit aggregating approximately $401,817,000 and $301,444,000 for credit card commitments and other loan commitments.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $9,119,000 and $9,901,000 at September 30, 2013, and December 31, 2012, respectively, with terms ranging from 7 months to 5 years.  At September 30, 2013 and December 31, 2012, the Company’s deferred revenue under standby letter of credit agreements was approximately $15,000 and $10,000, respectively.

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

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in valuation techniques during the periods ended September 30, 2013 and 2012.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2013
ASSETS
Available-for-sale securities:
U.S. Government agencies	$163,127	$-	$163,127	$-
Mortgage-backed securities	1,994	-	1,994	-
State and political subdivisions	1,263	-	1,263	-
Other securities	13,553	1,504	12,049	-
Assets held in trading accounts	8,744	1,650	7,094	-

December 31, 2012
ASSETS
Available-for-sale securities:
U.S. Government agencies	$152,481	$-	$152,481	$-
Mortgage-backed securities	20,634	-	20,634	-
State and political subdivisions	2,988	-	2,988	-
Other securities	15,239	1,504	13,735	-
Assets held in trading accounts	6,224	1,800	4,424	-

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of September 30, 2013 and December 31, 2012, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $26.2 million and $33.4 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At September 30, 2013, and December 31, 2012, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2013, and December 31, 2012.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2013
ASSETS
Impaired loans (1) (2) (collateral dependent)	$3,132	$-	$-	$3,132
Foreclosed assets held for sale (1)	447	-	-	447

December 31, 2012
ASSETS
Impaired loans (1) (2) (collateral dependent)	$4,900	$-	$-	$4,900
Foreclosed assets held for sale (1)	1,484	-	-	1,484
___________________________
(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)
Specific allocations of $376,000 and $219,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended September 30, 2013 and December 31, 2012, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

September 30, 2013
Financial assets:
Cash and cash equivalents	$376,485	$376,485	$-	$-	$376,485
Held-to-maturity securities	581,768	-	570,703	-	570,703
Mortgage loans held for sale	10,605	-	-	10,605	10,605
Interest receivable	15,635	-	15,635	-	15,635
Loans	1,713,628	-	-	1,702,306	1,702,306
Loans acquired, covered by FDIC loss share	148,884	-	-	145,971	145,971
Loans acquired, not covered by FDIC loss share	68,133	-	-	66,163	66,163
FDIC indemnification asset	61,500	-	-	61,500	61,500

Financial liabilities:
Non-interest bearing transaction accounts	580,063	-	580,063	-	580,063
Interest bearing transaction accounts and savings deposits	1,453,139	-	1,453,139	-	1,453,139
Time deposits	805,596	-	-	808,972	808,972
Federal funds purchased and securities sold under agreements to repurchase	62,311	-	62,311	-	62,311
Other borrowings	75,987	-	77,594	-	77,594
Subordinated debentures	20,620	-	13,165	-	13,165
Interest payable	954	-	954	-	954

December 31, 2012
Financial assets:
Cash and cash equivalents	$537,797	$537,797	$-	$-	$537,797
Held-to-maturity securities	496,141	-	500,578	-	500,578
Mortgage loans held for sale	25,367	-	-	25,367	25,367
Interest receivable	14,530	-	14,530	-	14,530
Loans	1,600,631	-	-	1,602,014	1,602,014
Loans acquired, covered by FDIC loss share	210,842	-	-	208,685	208,685
Loans acquired, not covered by FDIC loss share	82,764	-	-	82,764	82,764
FDIC indemnification asset	75,286	-	-	75,286	75,286

Financial liabilities:
Non-interest bearing transaction accounts	576,655	-	576,655	-	576,655
Interest bearing transaction accounts and savings deposits	1,421,137	-	1,421,137	-	1,421,137
Time deposits	876,371	-	-	880,201	880,201
Federal funds purchased and securities sold under agreements to repurchase	104,078	-	104,078	-	104,078
Other borrowings	89,441	-	94,472	-	94,472
Subordinated debentures	20,620	-	15,414	-	15,414
Interest payable	1,096	-	1,096	-	1,096

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three month and nine month periods ended September 30, 2013 and 2012 and statements of stockholders’ equity and cash flows for the nine month periods ended September 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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
November 12, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended September 30, 2013, was $6.9 million and diluted earnings per share were $0.43, compared to net income of $6.8 million and $0.41 diluted earnings per share for the same period of 2012.  Net income for the nine months ended September 30, 2013, was $19.4 million and diluted earnings per share were $1.19, compared to net income of $19.6 million and $1.16 diluted earnings per share for the same period of 2012.

On September 12, 2013, we issued a press release announcing the U.S. Bankruptcy Court approved a Stock Purchase Agreement (the “Agreement”) between the Company and Rogers Bancshares, Inc. (“RBI”) in which we will purchase all the stock of Metropolitan National Bank (“Metropolitan”) for $53.6 million in cash.  We expect to close the transaction no later than early December of 2013, subject to customary regulatory approval.  Upon completion of the transaction, the combined company will have approximately $4.4 billion in total assets, $3.7 billion in deposits and $2.3 billion in net loans. We will fund the transaction with $46 million in unsecured debt from correspondent banks with a 3.25% floating rate to be repaid in three years or less.

The Metropolitan franchise, headquartered in Little Rock, will fit nicely into our footprint by expanding our presence in central and northwest Arkansas, the two leading growth market in our home state.  Metropolitan has a rich history of providing exemplary customer service to the communities in which it is located.   We will combine the operations of Metropolitan with our flagship institution, Simmons First National Bank, which will enable us to provide the highest quality customer service throughout the combined service area.  We expect some significant branch consolidation resulting in more “super branches” offering enhanced customer service and products.  Also, at the close of business November 1, 2013, we merged Simmons First Bank of Northwest Arkansas into Simmons First National Bank in anticipation of the Metropolitan acquisition.

As a result of the Agreement, we recognized $116,000 in after-tax merger related legal and advisory fees during the quarter ended September 30, 2013.  Additionally, we closed five underperforming branches and recorded $323,000 in after-tax nonrecurring expenses related to those closures. Excluding these nonrecurring items and other nonrecurring items from 2012 (see Table 13 in the Reconciliation of non-GAAP Measures section of this Item for details of the nonrecurring items), core earnings for the quarter were $7.4 million, an increase of $796,000, or 12.1%, compared to the same quarter last year.  Diluted core earnings per share were $0.45, a $0.05, or 12.5%, increase.  Diluted core earnings per share for the nine months ended September 30, 2013, were $1.21, a $0.06, or 5.2%, increase over the same period in 2012.

We are pleased with the core earnings results for the third-quarter and for the year.  As a result of acquisitions and efficiency initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits.  Our focus continues to be improvement in core operating income.

We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth of over 7% over the past year, which enabled us to produce a net interest margin of 4.27%.  In addition, we completed the acquisition of a $9.8 million credit card portfolio on September 30, and we continue to evaluate opportunities for additional credit card portfolio acquisitions.

Stockholders’ equity as of September 30, 2013, was $403.0 million, book value per share was $24.88 and tangible book value per share was $20.80.  Our ratio of stockholders’ equity to total assets was 11.7% and the ratio of tangible stockholders’ equity to tangible assets was 10.0% at September 30, 2013.  The Company’s Tier I leverage ratio of 11.1%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

During the first quarter we fully integrated the acquired locations, including system conversions, on our 2012 FDIC-assisted acquisitions.  Those acquisitions were strategic in that they complement the footprint we have been building in the Kansas and Missouri market.   We continue to actively pursue the right opportunities to expand our presence in that geographic region through additional FDIC and/or traditional acquisitions going forward.

We believe our stock, even after the recent market increase in our stock value, continues to be an excellent investment.  We increased our quarterly dividend from $0.20 to $0.21 per share, beginning with the first quarter of 2013.  On an annual basis, the $0.84 per share dividend results in a return in excess of 2.5%, based on our recent stock price.  We have repurchased approximately 420,000 shares at an average price of $25.89 this year.  During the third quarter, as a result of the Metropolitan acquisition announcement, we suspended our stock repurchase program.

Total assets were $3.44 billion at September 30, 2013, compared to $3.53 billion at December 31, 2012.  Total loans, including loans acquired, were $1.96 billion at September 30, 2013, compared to $1.92 billion at December 31, 2012.  We continue to have good asset quality.

Simmons First National Corporation is an Arkansas based financial holding company with seven community banks in Pine Bluff, Lake Village, Jonesboro, Searcy, Russellville, El Dorado and Hot Springs, Arkansas. Our seven banks conduct financial operations from 90 offices, of which 86 are financial centers, located in 53 communities in Arkansas, Kansas and Missouri.

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

Allowance for Loan Losses on Loans other than Acquired Loans

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2013, net interest income on a fully taxable equivalent basis was $32.9 million, an increase of $3.8 million, or 13.1%, over the same period in 2012.  The increase in net interest income was the result of a $2.9 million increase in interest income and a $0.9 million decrease in interest expense.

The increase in interest income of $2.9 million can be attributed to the growth in our loan portfolio, despite a decline in loan yields.  The acquired covered loans generated an additional $2.1 million in interest income, while noncovered loans (acquired and legacy), added another $0.3 million.  The remaining $0.5 million increase in interest income was primarily due to an increased balance in the investment portfolio.

The $2.1 million increase in interest income from covered loans included a $1.7 million increase due to the increased loan volume resulting from our 2012 FDIC-assisted acquisitions, and a $0.4 million increase due to higher average yields on the covered loans, increasing to 18.09% in 2013 from 17.02% in 2012.  The yield increase was due to increased yield accretion, including that recognized in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions as discussed in Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  Beginning in the fourth quarter of 2011, this cash flows estimate increased based on the payment histories and reduced loss expectations of the loan pools. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets will be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the three months ended September 30, 2013, the adjustments increased interest income by $4.0 million and decreased non-interest income by $3.8 million.  The net impact to pre-tax income was $161,000 for the three months ended September 30, 2013.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $36.7 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $28.9 million.  Of the remaining adjustments, we expect to recognize $8.4 million of interest income and a $7.9 million reduction of non-interest income during the remainder of 2013.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $0.9 million decrease in interest expense is the result of an 18 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for a $0.7 million decrease in interest expense, while declining volume caused a $0.2 million decrease in interest expense.  The most significant component of this decrease was the $0.4 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 21 basis points from 0.88% to 0.67%.  Interest expense on subordinated debentures decreased by $0.2 million due to our redemption of $10 million of 8.25% fixed rate trust preferred securities in the third quarter of 2012.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2013, net interest income on a fully taxable equivalent basis was $94.7 million, an increase of $8.2 million, or 9.5%, over the same period in 2012.  The increase in net interest income was the result of a $5.2 million increase in interest income and a $3.0 million decrease in interest expense.

The increase in interest income of $5.2 million can be attributed to the growth in our loan portfolio, despite a decline in loan yields.  The acquired covered loans generated an additional $3.8 million in interest income, while noncovered loans (acquired and legacy), added another $2.0 million.  Offsetting these increases was a $0.6 million decrease in interest income primarily due to a 19 basis point decline in the yield on investment securities.

The $3.8 million increase in interest income from covered loans included a $5.1 million increase due to the increased loan volume resulting from our 2012 FDIC-assisted acquisitions, partially offset by a $1.3 million decrease due to lower average yields on the covered loans, decreasing to 15.11% in 2013 from 16.33% in 2012.  The yield decrease was due to reduced yield accretion, including that recognized in conjunction with the fair value of the loan pools acquired in the 2010 FDIC-assisted transactions.  For the nine months ended September 30, 2013, the adjustments increased interest income by $10.1 million and decreased non-interest income by $9.7 million.  The net impact to pre-tax income was $369,000 for the nine months ended September 30, 2013.

The $3.0 million decrease in interest expense is primarily the result of a 20 basis point decrease in cost of funds due to competitive repricing during a low interest rate environment.  The lower interest rates accounted for a $2.6 million decrease in interest expense, while declining volume caused a $0.4 million decrease in interest expense.  The most significant component of this decrease was the $1.6 million decrease associated with the repricing of the Company’s time deposits that resulted from time deposits that matured during the period or were tied to a rate that fluctuated with changes in market rates.  As a result, the average rate paid on time deposits decreased 26 basis points from 0.97% to 0.71%.  Lower rates on interest bearing transaction and savings accounts resulted in an additional $0.5 million decrease in interest expense, with the average rate decreasing by 4 basis points from 0.21% to 0.17%.  Interest expense on subordinated debentures decreased by $0.7 million due to last year’s $10 million redemption.

Net Interest Margin

Our net interest margin increased 33 basis points to 4.27% for the three month period ended September 30, 2013, when compared to 3.94% for the same period in 2012.  For the nine month period ended September 30, 2013, net interest margin increased 17 basis points to 4.08% when compared to 3.91% for the same period in 2012.  The margin has been strengthened from the impact of the accretable yield adjustments discussed above.  Also, the acquisition of loans, along with our ability to stabilize and again begin to grow the size of our legacy loan portfolio, has allowed us to increase our level of higher yielding assets.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three month and nine month periods ended September 30, 2013 and 2012, respectively, as well as changes in fully taxable equivalent net interest margin for the three month and nine month periods ended September 30, 2013, versus September 30, 2012.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Interest income	$34,411	$31,712	$100,213	$94,893
FTE adjustment	1,324	1,149	3,492	3,560
Interest income – FTE	35,735	32,861	103,705	98,453
Interest expense	2,847	3,771	8,994	11,985
Net interest income – FTE	$32,888	$29,090	$94,711	$86,468

Yield on earning assets – FTE	4.63%	4.45%	4.46%	4.45%
Cost of interest bearing liabilities	0.47%	0.65%	0.49%	0.69%
Net interest spread – FTE	4.16%	3.80%	3.97%	3.76%
Net interest margin – FTE	4.27%	3.94%	4.08%	3.91%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended September 30, 2013 vs. 2012	Nine Months Ended September 30, 2013 vs. 2012

Increase due to change in earning assets	$4,082	$10,630
Decrease due to change in earning asset yields	(1,208)	(5,378)
Increase due to change in interest bearing liabilities	203	384
Increase due to change in interest rates paid on interest bearing liabilities	721	2,607
Increase in net interest income	$3,798	$8,243

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and nine month periods ended September 30, 2013 and 2012.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$365,504	$234	0.25	$479,435	$267	0.22
Federal funds sold	3,719	6	0.64	2,850	2	.28
Investment securities - taxable	492,063	1,357	1.09	467,988	1,221	1.04
Investment securities - non-taxable	253,867	3,384	5.29	206,361	2,944	5.68
Mortgage loans held for sale	12,171	122	3.98	19,334	171	3.52
Assets held in trading accounts	8,731	6	0.27	7,780	12	0.61
Loans, not covered by loss share	1,766,576	23,494	5.28	1,637,437	23,203	5.64
Loans acquired, covered by loss share	156,392	7,132	18.09	117,809	5,041	17.02
Total interest earning assets	3,059,023	35,735	4.63	2,938,994	32,861	4.45
Non-earning assets	364,397			326,391
Total assets	$3,423,420			$3,265,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,444,058	$601	0.17	$1,291,141	$658	0.20
Time deposits	819,408	1,392	0.67	838,779	1,863	0.88
Total interest bearing deposits	2,263,466	1,993	0.35	2,129,920	2,521	0.47
Federal funds purchased and securities sold under agreement to repurchase	67,924	46	0.27	72,381	69	0.38
Other borrowings	75,704	646	3.39	90,307	792	3.49
Subordinated debentures	20,620	162	3.12	30,594	389	5.06
Total interest bearing liabilities	2,427,714	2,847	0.47	2,323,202	3,771	0.65
Non-interest bearing liabilities:
Non-interest bearing deposits	559,461			504,923
Other liabilities	31,867			30,219
Total liabilities	3,019,042			2,858,344
Stockholders’ equity	404,378			407,041
Total liabilities and stockholders’ equity	$3,423,420			$3,265,385
Net interest spread			4.16			3.80
Net interest margin		$32,888	4.27		$29,090	3.94

	Nine Months Ended September 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$484,684	$875	0.24	$535,454	$919	0.23
Federal funds sold	4,709	14	0.40	1,165	4	0.46
Investment securities - taxable	486,810	3,886	1.07	466,327	4,013	1.15
Investment securities - non-taxable	222,622	8,921	5.36	208,243	9,128	5.86
Mortgage loans held for sale	15,256	395	3.46	18,011	487	3.61
Assets held in trading accounts	8,516	23	.36	7,485	37	0.66
Loans, not covered by loss share	1,708,110	69,815	5.46	1,588,926	67,856	5.70
Loans acquired, covered by loss share	174,999	19,776	15.11	130,977	16,009	16.33
Total interest earning assets	3,105,706	103,705	4.46	2,956,588	98,453	4.45
Non-earning assets	374,810			313,558
Total assets	$3,480,516			$3,270,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,447,851	$1,814	0.17	$1,275,576	$2,029	0.21
Time deposits	837,561	4,460	0.71	846,707	6,136	0.97
Total interest bearing deposits	2,285,412	6,274	0.37	2,122,283	8,165	0.51
Federal funds purchased and securities sold under agreement to repurchase	91,979	165	0.24	87,987	248	0.38
Other borrowings	79,888	2,072	3.47	89,944	2,406	3.57
Subordinated debentures	20,620	483	3.13	30,818	1,166	5.05
Total interest bearing liabilities	2,477,899	8,994	0.49	2,331,032	11,985	0.69
Non-interest bearing liabilities:
Non-interest bearing deposits	562,617			500,724
Other liabilities	32,833			28,904
Total liabilities	3,073,349			2,860,660
Stockholders’ equity	407,167			409,486
Total liabilities and stockholders’ equity	$3,480,516			$3,270,146
Net interest spread			3.97			3.76
Net interest margin		$94,711	4.08		$86,468	3.91

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month and nine month periods ended September 30, 2013, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 over 2012			2013 over 2012
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in:

Interest income:
Interest bearing balances due from banks	$(69)	$36	$(33)	$(90)	$46	$(44)
Federal funds sold	1	3	4	10	-	10
Investment securities - taxable	65	71	136	171	(298)	(127)
Investment securities - non-taxable	644	(204)	440	606	(813)	(207)
Mortgage loans held for sale	(69)	20	(49)	(72)	(20)	(92)
Assets held in trading accounts	1	(7)	(6)	5	(19)	(14)
Loans, not covered by loss share	1,767	(1,476)	291	4,951	(2,992)	1,959
Loans acquired, covered by loss share	1,742	349	2,091	5,049	(1,282)	3,767
Total	4,082	(1,208)	2,874	10,630	(5,378)	5,252

Interest expense:
Interest bearing transaction and savings accounts	73	(130)	(57)	251	(466)	(215)
Time deposits	(42)	(429)	(471)	(65)	(1,611)	(1,676)
Federal funds purchased and securities sold under agreements to repurchase	(4)	(19)	(23)	11	(94)	(83)
Other borrowings	(125)	(21)	(146)	(263)	(71)	(334)
Subordinated debentures	(105)	(122)	(227)	(318)	(365)	(683)
Total	(203)	(721)	(924)	(384)	(2,607)	(2,991)

(Decrease) increase in net interest income	$4,285	$(487)	$3,798	$11,014	$(2,771)	$8,243

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

The provision for loan losses for the three month period ended September 30, 2013, was $1.1 million, compared to $1.3 million for the three month period ended September 30, 2012, a decrease of $0.2 million.   The provision for loan losses for the nine month period ended September 30, 2013, was $3.0 million, compared to $2.8 million for the nine month period ended September 30, 2012, an increase of $0.2 million.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $10.3 million for the three month period ended September 30, 2013, a decrease of $1.5 million, or 12.7%, compared to $11.8 million for the same period in 2012.  Total non-interest income was $32.9 million for the nine month period ended September 30, 2013, a decrease of $722,000, or 2.1%, compared to $33.6 million for the same period in 2012.

Included in non-interest income for the three and nine month periods ended September 30, 2012, was a $1.1 million bargain purchase gain on our FDIC-assisted acquisition of Truman Bank in St. Louis, Missouri.

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

Table 5 shows non-interest income for the three and nine month periods ended September 30, 2013 and 2012, respectively, as well as changes in 2013 from 2012.

Table 5:  Non-Interest Income

	Three Months		2013		Nine Months		2013
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2013	2012	2012		2013	2012	2012
Trust income	$1,448	$1,440	$8	0.56%	$4,234	$3,988	$246	6.17%
Service charges on deposit accounts	4,603	4,368	235	5.38	13,318	12,163	1,155	9.50
Other service charges and fees	728	684	44	6.43	2,294	2,211	83	3.75
Mortgage lending income	1,122	1,705	(583)	-34.19	3,677	4,441	(764)	-17.20
Investment banking income	240	560	(320)	-57.14	1,390	1,700	(310)	-18.24
Credit card fees	4,400	4,104	296	7.21	12,779	12,390	389	3.14
Bank owned life insurance income	328	355	(27)	-7.61	974	1,078	(104)	-9.65
Gain on FDIC-assisted transactions	-	1,120	(1,120)	-100.00	-	1,120	(1,120)	-100.00
Loss on sale of securities	-	-	-	-	(193)	-	(193)	-
Net gain (loss) on assets covered by FDIC loss share agreements	(3,443)	(2,689)	(754)	28.04	(8,200)	(7,507)	(693)	9.23
Other income	887	165	722	437.58	2,626	2,037	589	28.92
Total non-interest income	$10,313	$11,812	$(1,499)	-12.69%	$32,899	$33,621	$(722)	-2.15%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended September 30, 2013, was $11.2 million, an increase of $583,000, or 5.5%, from the three month period ended September 30, 2012.  Service charges on deposit accounts increased by $235,000, or 5.4%, primarily due to accounts added as part of our 2012 FDIC-assisted acquisitions, recently implemented paper statement fees and an increase in NSF income.  Credit card fee income increased by $296,000, or 7.2%, due primarily to higher net interchange income resulting from additional transaction volume during 2013.

Recurring fee income for the nine month period ended September 30, 2013, was $32.6 million, an increase of $1.9 million, or 6.1%, from the nine month period ended September 30, 2012.  Service charges on deposit accounts increased by $1.2 million, or 9.5%, primarily due to accounts added as part of our 2012 FDIC-assisted acquisitions, recently implemented paper statement fees and an increase in NSF income.  Trust income increased by $246,000, or 6.2%, due primarily to growth in our personal trust and investor management client base during 2012.  Credit card fee income increased by $389,000, or 3.1%, due primarily to higher net interchange income.

Mortgage banking income decreased by $583,000 and $764,000 for the three and nine months ended September 30, 2013, compared to last year, due primarily to a decline in residential refinancing volume from 2012 resulting from a market driven increase in mortgage rates.  Investment banking income for the three and nine months ended September 30, 2013, decreased $310,000 and $320,000, respectively, from the same periods last year, due to the increasing interest rate environment resulting in fewer “calls” for our dealer-bank customers.

We recorded a nonrecurring $193,000 loss from the sale of securities during the nine months ended September 30, 2013, as we liquidated the investment portfolios remaining from our 2012 FDIC-assisted acquisitions.  Selling these securities was part of our initial acquisition plan, as the portfolios were mostly mortgage-backed securities that did not fit our corporate investment strategy.  There were no realized gains or losses from the sale of securities for the three month period ended September 30, 2013, or for the three and nine month periods ended September 30, 2012.

Net gain (loss) on assets covered by FDIC loss share agreements decreased by $754,000 and $693,000 for the three and nine months ended September 30, 2013, compared to the same periods of 2012.  The primary factor in this non-interest income decline is the increased FDIC indemnification asset amortization resulting from the increases in expected cash flows on acquired assets covered by loss share.

Other non-interest income for the three months ended September 30, 2013, increased by $722,000 from the same period last year, primarily due to gains on sale of other real estate and increased rental income on other real estate.

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

Non-interest expense for the three months ended September 30, 2013, was $30.9 million, an increase of $2.2 million, or 7.7%, from the same period in 2012.  Non-interest expense for the nine months ended September 30, 2013, was $93.1 million, an increase of $7.6 million, or 8.9%, from the same period in 2012.

Included in non-interest expense for the three and nine months ended September 30, 2013, were $1.7 million and $6.2 million in normal operating expense attributable to our 2012 FDIC-assisted acquisitions.  Excluding these normal operating expenses related to the acquisitions, non-interest expense for the three and nine months ended September 30, 2013, increased only $528,000, or 1.8%, and $1.4 million, or 1.6%, from the same periods in 2012.

During the quarter ended September 30, 2013, we closed five underperforming branches, incurring one-time costs of $533,000.  Merger related costs for our pending acquisition of Metropolitan totaled $190,000 during the quarter.  During the same period of 2012, we recorded $815,000 in merger related costs for our FDIC-assisted acquisitions.  As a result, total merger related costs decreased by $625,000 from last year.  Normalizing for the nonrecurring branch right sizing and merger related costs, and the normal operating expenses of the acquisitions, non-interest expense for the three and nine months ended September 30, 2013, increased by $620,000, or 2.2%, and $1.7 million, or 2.0%, from the same periods in 2012.  Our ability to record only small increases in comparative costs from last year can be attributed to good expense control.

Salaries and employee benefits increased by $1.8 million and $4.8 million for the three and nine months ended September 30, 2013, including $869,000 and $3.0 million, respectively, related to the 2012 acquisitions.  Occupancy expense increased by $303,000 and $1.2 million for the same periods, with $308,000 and $1.1 million, respectively, related to the acquisitions.  Furniture and equipment expense decreased by $222,000 for the three months ended September 30, 2013, with an $81,000 increase related to the acquisitions.  Furniture and equipment expense increased by $320,000 for the nine months ended September 30, 2013, with a $331,000 increase related to the acquisitions.

Other non-interest expense for the three and nine month periods ended September 30, 2013, increased $922,000 and $1.4 million, respectively, from the same periods in 2012.  The increase was primarily due to the $533,000 of one-time nonrecurring costs associated with our branch closings.

Table 6 below shows non-interest expense for the three month and nine month periods ended September 30, 2013 and 2012, respectively, as well as changes in 2013 from 2012.

Table 6:  Non-Interest Expense

	Three Months		2013		Nine Months		2013
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2013	2012	2012		2013	2012	2012
Salaries and employee benefits	$17,701	$15,911	$1,790	11.25%	$54,146	$49,323	$4,823	9.78%
Occupancy expense, net	2,485	2,182	303	13.89	7,490	6,291	1,199	19.06
Furniture and equipment expense	1,613	1,835	(222)	-12.10	5,367	5,047	320	6.34
Other real estate and foreclosure expense	385	280	105	37.50	775	681	94	13.80
Deposit insurance	595	444	151	34.01	1,862	1,472	390	26.49
Merger related costs	190	815	(625)	-76.69	(37)	815	(852)	-104.54
Other operating expenses:
Professional services	913	1,078	(165)	-15.31	3,160	3,196	(36)	-1.13
Postage	597	574	23	4.01	1,838	1,820	18	0.99
Telephone	542	586	(44)	-7.51	1,751	1,666	85	5.10
Credit card expenses	1,706	1,787	(81)	-4.53	5,038	5,198	(160)	-3.08
Operating supplies	341	342	(1)	-0.29	1,136	1,009	127	12.59
Amortization of intangibles	135	74	61	82.43	408	221	187	84.62
Other expense	3,700	2,778	922	33.19	10,198	8,818	1,380	15.65
Total non-interest expense	$30,903	$28,686	$2,217	7.73%	$93,132	$85,557	$7,575	8.85%

LOAN PORTFOLIO

Our loan portfolio, excluding loans acquired, averaged $1.637 billion and $1.589 billion during the first nine months of 2013 and 2012, respectively.  As of September 30, 2013, total loans, excluding loans acquired, were $1.741 billion, an increase of $113 million from December 31, 2012.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	September 30, 2013	December 31, 2012

Consumer:
Credit cards	$177,463	$185,536
Student loans	28,392	34,145
Other consumer	101,399	105,319
Total consumer	307,254	325,000
Real estate:
Construction	161,024	138,132
Single family residential	375,703	356,907
Other commercial	602,463	568,166
Total real estate	1,139,190	1,063,205
Commercial:
Commercial	154,508	141,336
Agricultural	135,633	93,805
Total commercial	290,141	235,141
Other	4,576	5,167
Total loans, excluding loans acquired, before allowance for loan losses	$1,741,161	$1,628,513

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $307.3 million at September 30, 2013, or 17.6% of total loans, compared to $325.0 million, or 20.0% of total loans at December 31, 2012.  The decrease in consumer loans from December 31, 2012, to September 30, 2013, was primarily due to the seasonal decline in our credit card portfolio, a decrease in our indirect lending, and the paydowns and consolidation of student loans – a business line eliminated from the private sector by Government legislation after the 2009 – 2010 school year.  We plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.139 billion at September 30, 2013, or 65.4% of total loans, compared to the $1.063 billion, or 65.3% of total loans at December 31, 2012, an increase of $76.0 million.

Commercial loans consist of commercial loans and agricultural loans.  Commercial loans were $290.1 million at September 30, 2013, or 16.7% of total loans, compared to $235.1 million, or 14.4% of total loans at December 31, 2012, an increase of $55.0 million.  This increase was primarily due to the $41.8 million seasonal increase in our agricultural loan portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.  Non-agricultural commercial loans at September 30, 2013 increased to $154.5 million, a $13.2 million, or 9.3%, growth from December 31, 2012.

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

In addition, we completed the acquisition of a $9.8 million credit card portfolio on September 30, 2013.

A summary of the covered assets, along with the assets acquired that are not covered under FDIC loss share agreements, are reflected in Table 8 below as of September 30, 2013 and December 31, 2012.

Table 8:  Assets Acquired

(In thousands)	September 30, 2013	December 31, 2012

Loans acquired, covered by FDIC loss share (net of discount)	$148,884	$210,842
Foreclosed assets covered by FDIC loss share	23,260	27,620
FDIC indemnification asset	61,500	75,286
Total covered assets	$233,664	$313,748

Loans acquired, not covered by FDIC loss share (net of discount)	$68,133	$82,764
Foreclosed assets acquired, not covered by FDIC loss share	5,710	11,796
Total assets acquired, not covered by FDIC loss share	$73,843	$94,560

We evaluated loans purchased in conjunction with the FDIC-assisted transactions for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  All loans acquired in the FDIC-assisted transactions were deemed to be impaired loans.  These loans were not classified as nonperforming assets at September 30, 2013 or December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.  For further discussion of assets acquired, see Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $3.0 million of government guaranteed student loans were over 90 days past due as of September 30, 2013.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, decreased by $9.7 million from December 31, 2012, to September 30, 2013.  As part of our 2012 FDIC-assisted transactions, we acquired $13.6 million in non-covered foreclosed assets, with $11.8 million remaining at December 31, 2012, and $5.7 million at September 30, 2013.  Of the decrease in non-performing assets from December 31, 2012 to September 30, 2013, $6.1 million was due to the reduction in these acquired foreclosed assets, not covered by FDIC loss share.  The remaining $3.6 million decrease in non-performing assets resulted primarily from the decrease in nonaccrual loans.  Non-performing assets, including troubled debt restructurings (“TDRs”) and the acquired non-covered foreclosed assets, as a percent of total assets were 1.32% at September 30, 2013, compared to 1.61% at December 31, 2012.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  We had TDRs totaling $10.3 million and $14.1 million at September 30, 2013, and December 31, 2012, respectively.  During the nine month period ending September 30, 2013, we moved a $3.3 million CRE loan, previously classified as a TDR, to OREO at the fair value of the underlying collateral, and charged off the remaining balance, for which we had a specific allocation to the allowance.  The majority of our TDRs remain in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least nine months.

Although the general state of the national economy remains volatile, and despite the challenges in housing and commercial real estate markets, we continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.58% as of September 30, 2013.  Non-performing loans equaled 0.56 % of total loans.  Non-performing assets were 1.04% of total assets, a 25 basis point improvement from December 31, 2012.  The allowance for loan losses was 285% of non-performing loans.  Our annualized net charge-offs to total loans for the first nine months of 2013 was 0.28%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.15%.  Annualized net credit card charge-offs to total credit card loans for the most recent quarter were 1.21%, compared to 1.50% during the full year 2012, and nearly 250 basis points below the Federal Reserve’s most recently published industry average for credit card charge-offs.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	September 30, 2013	December 31, 2012

Nonaccrual loans (1)	$5,975	$9,123
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	2,966	2,234
Other loans	725	681
Total loans past due 90 days or more	3,691	2,915
Total non-performing loans	9,666	12,038
Other non-performing assets:
Foreclosed assets held for sale	20,493	21,556
Acquired foreclosed assets held for sale, not covered by loss share	5,710	11,796
Other non-performing assets	60	221
Total other non-performing assets	26,263	33,573
Total non-performing assets	$35,929	$45,611

Performing TDRs	$9,584	$11,015

Allowance for loan losses to non-performing loans	285%	232%
Non-performing loans to total loans	0.56%	0.74%
Non-performing loans to total loans (excluding Government guaranteed student loans) (2)	0.38%	0.60%
Non-performing assets to total assets (3)	1.04%	1.29%
Non-performing assets to total assets (excluding Government guaranteed student loans) (2) (3)	0.96%	1.23%
___________________________
(1)	Includes nonaccrual TDRs of approximately $0.7 million at September 30, 2013 and $3.1 million at December 31, 2012.
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

There was no interest income on nonaccrual loans recorded for the three and nine month periods ended September 30, 2013 and 2012.

At September 30, 2013, impaired loans, net of government guarantees and loans acquired, were $16.4 million compared to $30.8 million at December 31, 2012, a decrease of $14.4 million.  During 2013, our special assets and loan workout teams have seen their efforts yield positive results on some significant loans.  During the nine months ended September 30, 2013, an impaired $4.9 million hotel loan was upgraded and removed from impairment status based on increased debt coverage and increased occupancy rates.  During the same period, a $3.5 million impaired CRE loan was paid off, and we received a $1.6 million payment on another.  Also, as previously discussed, we moved a $3.3 million impaired CRE loan to OREO with the remaining balance charged off during the period.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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
An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2013	2012

Balance, beginning of year	$27,882	$30,108
Loans charged off:
Credit card	2,422	2,632
Other consumer	1,133	836
Real estate	1,373	3,390
Commercial	249	380
Total loans charged off	5,177	7,238
Recoveries of loans previously charged off:
Credit card	675	664
Other consumer	425	398
Real estate	514	1,238
Commercial	180	129
Total recoveries	1,794	2,429
Net loans charged off	3,383	4,809
Provision for loan losses	3,034	2,846
Balance, September 30	$27,533	28,145

Loans charged off:
Credit card		884
Other consumer		362
Real estate		705
Commercial		163
Total loans charged off		2,114
Recoveries of loans previously charged off:
Credit card		194
Other consumer		177
Real estate		145
Commercial		41
Total recoveries		557
Net loans charged off		1,557
Provision for loan losses		1,294
Balance, end of year		$27,882

Provision for Loan Losses

The amount of provision to the allowance during the three and nine months ended September 30, 2013 and 2012, and for the year ended December 31, 2012, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

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

As of September 30, 2013, the allowance for loan losses reflects a decrease of approximately $349,000 from December 31, 2012, while total loans, excluding loans acquired, increased by $112.7 million over the same nine month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.  We have seen a positive trend in our asset quality during the first nine months of 2013, as indicated in our asset quality ratios presented in Table 9.  Non-performing loans to total loans have declined from 0.74% at December 31, 2012, to 0.56% at September 30, 2013, and our allowance for loan losses at September 30, 2013 was at 285% of non-performing loans, compared to 232% at December 31, 2012 (see Asset Quality section for more detailed discussion).  The decrease in our allowance for loan losses to total loans ratio to 1.58% at September 30, 2013, from 1.71% at December 31, 2012, is directionally consistent with the trends in our asset quality over the period.

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

Table 11:  Allocation of Allowance for Loan Losses

	September 30, 2013		December 31, 2012
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$6,710	10.2%	$7,211	11.4%
Other consumer	1,235	7.4%	1,574	8.6%
Real estate	15,687	65.4%	15,453	65.3%
Commercial	3,724	16.7%	3,446	14.4%
Other	177	0.3%	198	0.3%
Total	$27,533	100.0%	$27,882	100.0%
___________________________
(1) Percentage of loans in each category to total loans, excluding loans acquired.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 86 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of September 30, 2013, core deposits comprised 87.1% of our total deposits.

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

Our total deposits as of September 30, 2013, were $2.839 billion, a decrease of $35.4 million from December 31, 2012.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Interest bearing transaction and savings accounts were $1.453 billion at September 30, 2013, a $32.0 million increase compared to $1.421 billion on December 31, 2012.  Total time deposits decreased approximately $70.8 million to $805.6 million at September 30, 2013, from $876.4 million at December 31, 2012.  We had $16.4 million and $16.6 million of brokered deposits at September 30, 2013, and December 31, 2012, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $96.6 million and $110.1 million at September 30, 2013, and December 31, 2012, respectively.  The outstanding balance for September 30, 2013, includes $76.0 million in FHLB long-term advances and $20.6 million of trust preferred securities.  During the nine months ended September 30, 2013, we decreased total debt by $13.5 million, or 12.2%, from December 31, 2012, due to scheduled payoffs of FHLB advances.

We will fund our fourth quarter 2013 Metropolitan acquisition with $46 million in unsecured debt from correspondent banks with a 3.25% floating rate to be repaid in three years or less.

CAPITAL

Overview

At September 30, 2013, total capital was $403.0 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At September 30, 2013, our equity to asset ratio was 11.7%, up 20 basis points from year-end 2012.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of September 30, 2013, no preferred stock has been issued.

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

The Company repurchased 419,564 shares of stock with a weighted average repurchase price of $25.89 per share during the nine month period ended September 30, 2013.  Under the current stock repurchase plan, the Company can repurchase an additional 154,136 shares.

As a result of our announced acquisition of Metropolitan National Bank, we suspended our stock repurchases in August of 2013.  See Note 2, Pending Acquisitions, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report, for additional information on the Metropolitan acquisition.

Cash Dividends

We declared cash dividends on our common stock of $0.63 per share for the first nine months of 2013 compared to $0.60 per share for the first nine months of 2012, an increase of $0.03, or 5.0%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2013, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at September 30, 2013, and December 31, 2012, are presented in Table 12 below:

Table 12:  Risk-Based Capital

	September 30,	December 31,
($ in thousands)	2013	2012

Tier 1 capital:
Stockholders’ equity	$403,034	$406,062
Trust preferred securities	20,000	20,000
Goodwill and other intangible assets	(49,727)	(48,966)
Unrealized loss (gain) on available-for-sale securities, net of income taxes	2,601	(257)
Total Tier 1 capital	375,908	376,839
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	40	19
Qualifying allowance for loan losses	25,633	24,743
Total Tier 2 capital	25,673	24,762
Total risk-based capital	$401,581	$401,601
Risk weighted assets	$2,047,198	$1,974,800
Assets for leverage ratio	$3,378,676	$3,484,504

Ratios at end of period:
Tier 1 leverage ratio	11.13%	10.81%
Tier 1 risk-based capital ratio	18.36%	19.08%
Total risk-based capital ratio	19.62%	20.34%
Minimum guidelines:
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The Basel III Capital Rules are effective for the Company and its subsidiary banks on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management believes that, as of September 30, 2013, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {gain on FDIC-assisted transactions, merger related costs, loss on sale of securities related to FDIC-assisted acquisitions and branch right sizing costs}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2013	2012	2013	2012

Net Income	$6,932	$6,760	$19,445	$19,651
Nonrecurring items:
Gain on FDIC-assisted transactions	-	(1,120)	-	(1,120)
Merger related costs	190	815	(37)	815
Loss on sale of securities related to FDIC-assisted acquisitions	-	-	193	-
Branch right sizing	533	-	533	-
Tax effect (1)	(284)	120	(271)	120
Net nonrecurring items	439	(185)	418	(185)
Core earnings (non-GAAP)	$7,371	$6,575	$19,863	$19,466

Diluted earnings per share	$0.43	$0.41	$1.19	$1.16
Nonrecurring items:				-
Gain on FDIC-assisted transactions	-	(0.07)	-	(0.07)
Merger related costs	0.01	0.05	(0.01)	0.05
Loss on sale of securities related to FDIC-assisted acquisitions	-	-	0.01	-
Branch right sizing	0.03		0.03
Tax effect (1)	(0.02)	0.01	(0.01)	0.01
Net nonrecurring items	0.02	(0.01)	0.02	(0.01)
Diluted core earnings per share (non-GAAP)	$0.45	$0.40	$1.21	$1.15
___________________________
(1) Effective tax rate of 39.225%.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At September 30, 2013, undivided profits of the Company's subsidiary banks were approximately $194.0 million, of which approximately $12.5 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At September 30, 2013, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At September 30, 2013, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 16.7% of total assets, as compared to 21.6% at December 31, 2012.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $528 million of these lines of credit are currently available, if needed.

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

The table below presents our interest rate sensitivity position at September 30, 2013.  This analysis is based on a point in time and may not be meaningful because assets and liabilities are categorized according to contractual maturities, repricing periods and expected cash flows rather than estimating more realistic behaviors as is done in the simulation models.  Also, this analysis does not consider subsequent changes in interest rate level or spreads between asset and liability categories.

Table 14:  Interest Rate Sensitivity

	Interest Rate Sensitivity Period
(In thousands, except ratios)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
Earning assets:
Short-term investments	$338,733	$-	$-	$-	$-	$-	$-	$338,733
Assets held in trading accounts	4,761	-	-	-	3,000	983	-	8,744
Investment securities	49,360	22,404	30,504	71,819	241,580	123,095	222,943	761,705
Mortgage loans held for sale	10,605	-	-	-	-	-	-	10,605
Loans	500,242	92,485	127,776	281,007	245,787	463,258	30,606	1,741,161
Loans acquired, not covered	27,266	6,711	4,099	12,527	3,566	13,935	29	68,133
Loans acquired, covered	86,029	11,457	10,592	19,305	11,468	9,983	50	148,884
Total earning assets	1,016,996	133,057	172,971	384,658	505,401	611,254	253,628	3,077,965

Interest bearing liabilities:
Interest bearing transaction and savings deposits	777,426	-	-	-	134,943	405,828	134,942	1,453,139
Time deposits	72,405	139,120	181,815	212,582	130,119	69,537	18	805,596
Short-term debt	62,311	-	-	-	-	-	-	62,311
Long-term debt	21,105	6,464	1,457	2,651	11,843	36,428	16,659	96,607
Total interest bearing liabilities	933,247	145,584	183,272	215,233	276,905	511,793	151,619	2,417,653

Interest rate sensitivity Gap	$83,749	$(12,527)	$(10,301)	$169,425	$228,496	$99,461	$102,009	$660,312

Cumulative interest rate sensitivity Gap	$83,749	$71,222	$60,921	$230,346	$458,842	$558,303	$660,312
Cumulative rate sensitive assets to rate sensitive liabilities	109.0%	106.6%	104.8%	115.6%	126.2%	124.6%	127.3%
Cumulative Gap as a % of earning assets	2.7%	2.3%	2.0%	7.5%	14.9%	18.1%	21.5%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company's current disclosure controls and procedures were effective for the period.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities.  The Company made the following purchases of its common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans

July 1 – July 31	58,775	$27.48	58,775	188,136
August 1 – August 31	34,000	26.96	34,000	154,136
September 1 – September 30	-	-	-	154,136
Total	92,775	$27.29	92,775

Item 6.	Exhibits

Exhibit No.	Description

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

2.6
Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 23013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

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

10.7
Notice of discretionary bonuses to J. Thomas May, David L. Bartlett, Robert A. Fehlman, and Marty D. Casteel (incorporated by reference to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.8
Deferred Compensation Agreements, adopted January 25, 2010, between Simmons First National Corporation and Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibits 10.2 and 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.9
Simmons First National Corporation Executive Retention Program, adopted January 25, 2010, and notice of retention bonuses to David Bartlett, Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.10
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

10.15
Change in Control Agreement for Robert A. Fehlman (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.16	Change in Control Agreement for David Bartlett (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 2, 2006 (File No. 000-06253)).

10.17
Change in Control Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.18
Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.19
First Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.24 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.20
Second Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.21
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

10.24
Simmons First National Corporation Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134301)).

10.25
Simmons First National Corporation Executive Stock Incentive Plan – 2001 (incorporated by reference to Definitive Additional Materials to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A  filed April 2, 2001 (File No. 000-06253)).

10.26
Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 1.2 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.27
First Amendment to Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed June 4, 2007 (File No. 000-06253)).

10.28
Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.3 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.29
Amended and Restated Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.1 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2008 (File No. 000-06253)).

10.30
Simmons First National Corporation Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed May 20, 1998 (File No. 333-53119)).

10.31
Simmons First National Corporation Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed July 14, 2004 (File No. 333-117350)).

10.32	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 12, 2009 (File No. 000-06253)).

10.33
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

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Corporation’s Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Corporation’s Chief Financial Officer.*

31.3	Rule 13a-14(a)/15d-14(a) Certification of the Corporation’s Chief Accounting Officer.*

32.1	Certification of the Corporation’s Chief Executive Officer Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Corporation’s Chief Financial Officer Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of the Corporation’s Chief Accounting Officer Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
`

*	Filed herewith.

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: November 12, 2013	/s/ J. Thomas May
J. Thomas May
Chairman and Chief Executive Officer

Date: November 12, 2013	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 12, 2013	/s/ David W. Garner
David W. Garner
Senior Vice President, Controller
and Chief Accounting Officer