Form 10-K
period 2013-12-31
SIMMONS FIRST NATIONAL CORP
filed 2014-03-11
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the fiscal year ended: December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).   [   ] Yes  [X] No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2013, was $384,422,087 based upon the last trade price as reported on the NASDAQ Global Select Market® of $26.09.

The number of shares outstanding of the Registrant's Common Stock as of January 31, 2014, was 16,257,603.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 15, 2014.

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

Company Overview

Simmons First National Corporation (the “Company”) is a multi-bank financial holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company is headquartered in Arkansas with total assets of $4.4 billion, loans of $2.4 billion, deposits of $3.7 billion and equity capital of $404 million as of December 31, 2013.  We own seven community banks that are strategically located throughout Arkansas and conduct our operations through 131 branches, or “financial centers,” located in 63 communities in Arkansas, Missouri and Kansas.

We seek to build shareholder value by (i) focusing on strong asset quality, (ii) maintaining strong capital (iii) managing our liquidity position, (iv) improving our efficiency through specific initiatives and (v) opportunistically growing our business, both organically and through acquisitions of traditional private community banks and potential Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions.  We believe the depth and experience of our corporate executive management team and the management teams and directors of each of our community banks has allowed us to achieve excellent asset quality, a strong capital position and increased liquidity, even in the current challenging economic climate.

Subsidiary Banks

Our lead bank, Simmons First National Bank (“SFNB”, or the “lead bank”), is a national bank which has been in operation since 1903.  As of December 31, 2013, SFNB had total assets of $3.2 billion, total loans of $1.7 billion and total deposits of $2.7 billion.  Simmons First Trust Company N.A., a wholly owned subsidiary of SFNB, performs the trust and fiduciary business operations for SFNB and for our other subsidiary banks.  Simmons First Investment Group, Inc., a wholly owned subsidiary of SFNB, is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority and performs the broker-dealer operations for SFNB. Simmons First Capital Management, Inc., a wholly-owned subsidiary of SFNC, is a Registered Investment Advisor.

The following table shows our community subsidiary banks other than the lead bank:

	Year		As of December 31, 2013
Subsidiary	Acquired	Primary Market	Assets	Loans	Deposits
			(In thousands)
Simmons First Bank of Northeast Arkansas	1984	Northeast Arkansas	$347,943	$290,354	$292,617
Simmons First Bank of South Arkansas	1984	Southeast Arkansas	198,946	104,350	177,382
Simmons First Bank of Russellville	1997	Russellville, Arkansas	187,093	95,654	148,962
Simmons First Bank of Searcy	1997	Searcy, Arkansas	151,871	98,095	115,866
Simmons First Bank of El Dorado	1999	South central Arkansas	214,661	80,881	184,125
Simmons First Bank of Hot Springs	2004	Hot Springs, Arkansas	167,909	76,414	131,567

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

Community Bank Strategy

Historically, we have utilized separately chartered community banks, supported by our main bank subsidiary, Simmons First National Bank (‘SFNB” or “lead bank”), to provide full service banking products and services across our footprint.  Our community banks have featured locally based management and boards of directors, community-focused growth strategies, and flexibility in their pricing of loans and deposits.  Through the support of our lead bank we have provided products and services, such as a bank-issued credit card, that are usually offered only by larger banks.

Our separate charter model involved some additional administrative costs as a result of maintaining multiple bank charters, but allowed us to maintain strong management at the local level to meet the needs of local customers while ensuring good asset quality.  In addition, we, along with our lead bank, provide efficiencies through consolidated back office support for information systems, loan review, compliance, human resources, accounting and internal audit.  Likewise, through a standardizing initiative, our banks have shared a common name, signage and products that enabled us to maximize our branding and overall marketing strategy.

On March 5, 2014, we announced the planned consolidation of our six smaller subsidiary banks into the lead bank, Simmons First National Bank.  Three banks, Jonesboro, Searcy and Hot Springs, will merge into SFNB in May, 2014.  The remaining three banks, Lake Village, Russellville and El Dorado, will merge into SFNB in August, 2014.  We made the decision to consolidate in order to effectively meet the increased regulatory burden facing banks, to reduce certain operating costs and more efficiently perform operational duties.  Even though we will be under a single charter after consolidation, SFNB will operate as five separate regions. We will maintain the community banking spirit through local leaders making local decisions guided by local advisory boards.  Below is a listing of our proposed regions:

Region	Headquarters

South Arkansas Region	Pine Bluff, Arkansas
Central/Northeast Arkansas Region	Little Rock, Arkansas
Northwest Arkansas Region	Rogers, Arkansas
Kansas Region	Leawood, Kansas
Missouri Region	Clayton, Missouri

Growth Strategy

Over the past 25 years, as we have expanded our markets and services, our growth strategy has evolved and diversified. From 1989 through 1991, in addition to our internal branching expansion, we acquired nine branches from the Resolution Trust Corporation, the federal agency that oversaw the sale or liquidation of assets of closed savings and loans institutions.

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

In December 2009, we completed a secondary stock offering by issuing a total of 3,047,500 shares of common stock, including the over-allotment, at a price of $24.50 per share, less underwriting discounts and commissions.  The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were approximately $70.5 million.  The additional capital positioned us to take advantage of unprecedented acquisition opportunities through FDIC-assisted transactions of failed banks.

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

In 2013, we completed the acquisition of Metropolitan National Bank (“Metropolitan” or “MNB”) from Rogers Bancshares, Inc. (“RBI”).  The purchase was completed through an auction of the MNB stock by the U. S. Bankruptcy Court as a part of the Chapter 11 proceeding of RBI.  MNB, which was headquartered in Little Rock, Arkansas, served central and northwest Arkansas and had total assets of $950 million.  Upon completion of the acquisition, MNB and our Rogers, Arkansas chartered bank, Simmons First Bank of Northwest Arkansas were merged into our lead bank.  As an in market acquisition, MNB had significant branch overlap with our existing branch footprint.  We will complete the systems conversion for MNB on March 21, 2014 and will simultaneously close 27 branch locations that have overlapping footprints with other remaining locations.  We continue to actively pursue additional acquisition opportunities that meet our strategic guidelines regarding mergers and acquisitions.

In September 2011, we reinstated our stock repurchase program as we continued to have one of the strongest capital positions within our peer group.  A portion of our capital was allocated for our acquisition program, and we planned to leave this portion available for that purpose.  However, we planned to utilize a portion of our annual earnings to repurchase shares from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  In August of 2013, we suspended the stock repurchase program in anticipation of the MNB acquisition.

On March 4, 2014 the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  When declared effective, the shelf registration statement, will allow the Company to raise capital from time to time, up to an aggregate of $200 million, through the sale of common stock, preferred stock, stock warrants, stock rights or a combination thereof, subject to market conditions.  Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

Acquisition Strategy

The opportunities we saw in FDIC acquisitions are diminishing.  There are fewer opportunities today and we expect even fewer in the future.  We intend to focus our near term acquisition strategy on traditional acquisitions.  We believe that the challenging economic environment combined with more restrictive bank regulatory reforms will cause many financial institutions to seek merger partners in the near to intermediate future.  We also believe our community banking philosophy, access to capital and successful acquisition history position us as a purchaser of choice for community banks seeking a strong partner.

We expect that our primary geographic target area for acquisitions will continue to be Arkansas and its contiguous states. Our priority will be to focus on acquisitions that would complement our current footprint in the Arkansas, Kansas and Missouri markets. The senior management teams of both our parent company and lead bank have had extensive experience during the past twenty-five years in acquiring banks, branches and deposits and post-acquisition integration of operations. We believe this experience positions us to successfully acquire and integrate banks.

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

The Boards of Directors of each of our subsidiary banks review the adequacy of its allowance for loan losses on a monthly basis giving consideration to past due loans, non-performing loans, other impaired loans, and current economic conditions.  Our loan review department monitors each of its subsidiary bank's loan information monthly.  In addition, the loan review department prepares an analysis of the allowance for loan losses for each subsidiary bank twice a year, and reports the results to our Audit and Security Committee.  In order to verify the accuracy of the monthly analysis of the allowance for loan losses, the loan review department performs a detailed review of each subsidiary bank's loan files on a semi-annual basis.  Additionally, we have instituted a Special Asset Committee for the purpose of reviewing criticized loans in regard to collateral adequacy, workout strategies and proper reserve allocations.

The SFNB Board of Directors has delegated oversight of all acquired assets (covered and not covered by FDIC loss share agreements) to the Acquired Asset Loan Committee, comprised of the Corporate CEO, President and an Executive Vice President, along with several SFNB executives.  The Board authorizes the Committee to transact loan origination, renewal and workout procedures relative to FDIC-assisted and traditional acquisitions.

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

Employees

As of January 31, 2014, the Company and its subsidiaries had approximately 1,306 full time equivalent employees. None of the employees is represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups. We consider our relationship with our employees to be good.

Executive Officers of the Company

The following is a list of all executive officers of the Company.  The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

George A. Makris, Jr. (1)	57	Chairman and Chief Executive Officer	1
David L. Bartlett	62	President and Chief Banking Officer	17
Robert A. Fehlman	49	Senior Executive Vice President, Chief Financial Officer and Treasurer	25
Marty D. Casteel	62	Executive Vice President and Secretary	25
David W. Garner	44	Executive Vice President, Controller and Chief Accounting Officer	16
Susan F. Smith	52	Executive Vice President/Corporate Strategy and Performance	16
Kevin J. Archer	50	Senior Vice President/Credit Policy and Risk Assessment	18
Sharon K. Burdine	48	Senior Vice President and Human Resources Director	16
Tina M. Groves	44	Senior Vice President/Manager, Audit/Compliance	8

(1)	Mr. Makris was elected as CEO - Elect on August 13, 2012, effective January 1, 2013. He succeeded J. Thomas May as Chairman and Chief Executive Officer upon Mr. May’s retirement on December 31, 2013.

Board of Directors of the Company

The following is a list of the Board of Directors of the Company as of December 31, 2013, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

George A. Makris, Jr. (1)	Chairman and Chief Executive Officer
Simmons First National Corporation

David L. Bartlett	President and Chief Banking Officer
Simmons First National Corporation

William E. Clark, II	Chairman and Chief Executive Officer
Clark Contractors, LLC

Steven A. Cossé	President and Chief Executive Officer (retired) and Director
Murphy Oil Corporation

Edward Drilling	President
AT&T Arkansas

Sharon L. Gaber	Provost and Vice Chancellor for Academic Affairs
University of Arkansas

Eugene Hunt	Attorney
Hunt Law Firm

W. Scott McGeorge	President
Pine Bluff Sand and Gravel Company

Harry L. Ryburn	Orthodontist (retired)

Robert L. Shoptaw	Chairman of the Board
Arkansas Blue Cross and Blue Shield

(1)
Mr. Makris was elected as CEO – Elect on August 13, 2012, effective January 1, 2013.  He succeeded J. Thomas May as Chairman and Chief Executive Officer upon Mr. May’s retirement on December 31, 2013.  Mr. Makris has served on the Board of Directors of the Company since 1997 and served as chairman of the Company’s Audit & Security Committee from 2007 until his resignation upon his election to CEO – Elect.  Prior to his election, he served as President of M. K. Distributors, Inc.

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

Subsidiary Banks

During the fourth quarter of 2010, the Company realigned the regulatory oversight for its affiliate banks in order to create efficiencies through regulatory standardization.  We operate as a multi-bank holding company and over the years, have acquired several banks.  In accordance with the corporate strategy of leaving the bank structure unchanged, each acquired bank stayed intact as did its regulatory structure.  As a result, the Company’s eight affiliate banks were regulated by the Arkansas State Bank Department, the Federal Reserve, the FDIC, and/or the Office of the Comptroller of the Currency (“OCC”).

Following the regulatory realignment, the lead bank remained a national bank regulated by the OCC while the other affiliate banks became state member banks with the Arkansas State Bank Department as their primary regulator and the Federal Reserve as their federal regulator.  Because of the overlap in footprint, during the fourth quarter of 2013 we merged Simmons First Bank of Northwest Arkansas into SFNB in conjunction with our acquisition of Metropolitan, reducing the number of affiliate state member banks to six.  On March 5, 2014, we announced the planned consolidation of our six smaller subsidiary banks into SFNB.  After the subsidiary banks are merged into the lead bank, the OCC will remain SFNB’s primary regulator.

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

Under the risk-based capital guidelines, balance sheet assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four-risk weight categories (0%, 20%, 50%, or 100%), according to the nature of the asset, its collateral or the identity of the obligor or guarantor.  The aggregate amount in each risk category is adjusted by the risk weight assigned to that category to determine weighted values, which are then added to determine the total risk-weighted assets for the banking organization.  For example, an asset, such as a commercial loan, assigned to a 100% risk category, is included in risk-weighted assets at its nominal face value, but a loan secured by a one-to-four family residence is included at only 50% of its nominal face value.  The applicable ratios reflect capital, as so determined, divided by risk-weighted assets, as so determined.  For information regarding upcoming changes to risk-based capital guidelines, see “Basel III Capital Rules” later in this section.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect how community banks, thrifts, and small bank and thrift holding companies are regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, and impose new capital requirements on bank and thrift holding companies.

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

FDIC Deposit Insurance and Assessments

Our customer deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF).  The Dodd-Frank Act permanently increased the deposit insurance coverage from $100,000 to $250,000 per depositor EESA, and extended until December 31, 2012 the period during which the FDIC would provide unlimited deposit insurance for "noninterest bearing transaction accounts".  These accounts are now insured under the FDIC’s general insurance coverage rules.

The Dodd-Frank Act, which was signed into law on July 21, 2010, changed how the FDIC calculates deposit insurance premiums payable by insured depository institutions.  The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits.  The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.

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

Basel III Capital Rules

In July 2013, the Federal Reserve published final rules (the “Basel III Capital Rules”) implementing Basel III and establishing a new comprehensive capital framework for U.S. banks.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules.

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The Basel III Capital Rules are effective for the Company and its subsidiary banks on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management believes that, as of December 31, 2013, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

Our loan portfolio in Northwest Arkansas has been more negatively impacted than our loan portfolio comprised from other regions in our markets. This fact results primarily from the acute contraction in that region’s economy and its real estate markets as compared to Arkansas as a whole. A continued deterioration of the Northwest Arkansas economy or its failure to fully participate in an economic recovery could require us to further tighten our local lending standards and increase allowances for loan losses relative to loans made in the region.

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

We have a significant consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in 2013 and 2012, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 1.33% of our average outstanding credit card balances for the year ended December 31, 2013, compared to 1.50% of the average outstanding balances for the year ended on December 31, 2012. The current economic situation could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

Changes to consumer protection laws may impede our origination or collection efforts with respect to credit card accounts, change account holder use patterns or reduce collections, any of which may result in decreased profitability of our credit card portfolio.

Credit card receivables that do not comply with consumer protection laws may not be valid or enforceable under their terms against the obligors of those credit card receivables. Federal and state consumer protection laws regulate the creation and enforcement of consumer loans, including credit card receivables. For instance, the federal Truth in Lending Act was amended by the “Credit Card Accountability, Responsibility and Disclosure Act of 2009,” or the “Credit CARD Act,” which, among other things:

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

We anticipate that in addition to opportunities to acquire other banks in privately negotiated transactions, we may also have opportunities to bid to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, although those opportunities are occurring less frequently. These acquisitions involve risks similar to acquiring existing banks. Because FDIC-assisted acquisitions are structured in a manner that would not allow us the time normally associated with due diligence investigations prior to committing to purchase the target bank or preparing for integration of an acquired bank, we may face additional risks in FDIC-assisted transactions. These risks include, among other things:

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

Our management has broad discretion over the use of proceeds from future stock offerings.

Although we generally indicate our intent to use the proceeds from stock offerings for general corporate purposes, including funding internal growth and selected future acquisitions, our Board of Directors retains significant discretion with respect to the use of the proceeds from possible future offerings. If we use the funds to acquire other businesses, there can be no assurance that any business we acquire will be successfully integrated into our operations or otherwise perform as expected.

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

The principal offices of the Company and the lead bank consist of an eleven-story office building and adjacent office space located in the central business district of the city of Pine Bluff, Arkansas.  We have additional corporate offices located in Little Rock, Arkansas.

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Missouri and Kansas.  The Company and its seven banks conduct financial operations from 131 branches, or “financial centers”, located in 64 communities throughout Arkansas, Missouri and Kansas.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFNC.” Set forth below are the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for each quarter of the fiscal years ended December 31, 2013 and 2012.  Also set forth below are dividends declared per share in each of these periods:

	Price Per		Quarterly Dividends
	Common Share		Per Common
	High	Low	Share
2013
1st quarter	$26.25	$24.11	$0.21
2nd quarter	26.55	23.16	0.21
3rd quarter	31.50	24.06	0.21
4th quarter	38.54	29.64	0.21

2012
1st quarter	$28.54	$24.45	$0.20
2nd quarter	26.53	22.55	0.20
3rd quarter	25.64	22.68	0.20
4th quarter	25.71	22.36	0.20

On January 31, 2014, the closing price for our common stock as reported on the NASDAQ was $34.53.  As of January 31, 2014, there were 1,248 shareholders of record of our common stock.

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

Our principal source of funds for dividend payments to our stockholders is distributions, including dividends, from our subsidiary banks, which are subject to restrictions tied to such institution’s earnings.  Under applicable banking laws, the declaration of dividends by SFNB in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency.  Further, as to Simmons First Bank of Northeast Arkansas, Simmons First Bank of El Dorado, Simmons First Bank of South Arkansas, Simmons First Bank of Hot Springs, Simmons First Bank of Russellville and Simmons First Bank of Searcy, regulators have specified that the maximum dividends state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2013, approximately $12.3 million was available for the payment of dividends by the subsidiary banks without regulatory approval.  For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk – Liquidity and Market Risk Management," and Note 20, Stockholders’ Equity, of Notes to Consolidated Financial Statements.

Stock Repurchase

The Company made no purchases of its common stock during the three months ended December 31, 2013.  During 2013, we repurchased 419,564 shares of stock with a weighted average repurchase price of $25.89 per share.  Under the current stock repurchase plan, we can repurchase an additional 154,136 shares.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Bank Stock Index and the S&P 500 Stock Index.  The graph assumes an investment of $100 on December 31, 2008 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Simmons First National Corporation	100.00	97.09	102.31	100.63	96.99	146.45
NASDAQ Bank Index	100.00	83.70	95.55	85.52	101.50	143.84
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and  2009, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

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

	Years Ended December 31
(In thousands, except per share & other data)	2013	2012	2011	2010	2009

Income statement data:
Net interest income	$130,850	$113,517	$108,660	$101,949	$97,727
Provision for loan losses	4,118	4,140	11,676	14,129	10,316
Net interest income after provision for loan losses	126,732	109,377	96,984	87,820	87,411
Non-interest income	40,616	48,371	53,465	77,874	52,711
Non-interest expense	134,812	117,733	114,650	111,263	104,722
Income before taxes	32,536	40,015	35,799	54,431	35,400
Provision for income taxes	9,305	12,331	10,425	17,314	10,190
Net income	$23,231	$27,684	$25,374	$37,117	$25,210

Per share data:
Basic earnings	1.42	1.64	1.47	2.16	1.75
Diluted earnings	1.42	1.64	1.47	2.15	1.74
Diluted core earnings (non-GAAP) (1)	1.69	1.59	1.45	1.51	1.74
Book value	24.89	24.55	23.70	23.01	21.72
Tangible book value (non-GAAP) (2)	19.10	20.66	20.09	19.36	18.07
Dividends	0.84	0.80	0.76	0.76	0.76
Basic average common shares outstanding	16,339,335	16,908,904	17,309,488	17,204,200	14,375,323
Diluted average common shares outstanding	16,352,167	16,911,363	17,317,850	17,264,900	14,465,718

Balance sheet data at period end:
Assets	4,383,100	3,527,489	3,320,129	3,316,432	3,093,322
Investment securities	957,965	687,483	697,656	613,662	646,915
Total loans	2,404,935	1,922,119	1,737,844	1,915,064	1,874,989
Allowance for loan losses	27,442	27,882	30,108	26,416	25,016
Goodwill & other intangible assets	93,878	64,365	62,184	63,068	62,374
Non-interest bearing deposits	718,438	576,655	532,259	428,750	363,154
Deposits	3,697,567	2,874,163	2,650,397	2,608,769	2,432,172
Long-term debt	117,090	89,441	89,898	133,394	128,894
Subordinated debt & trust preferred	20,620	20,620	30,930	30,930	30,930
Stockholders’ equity	403,832	406,062	407,911	397,371	371,247
Tangible stockholders’ equity (non GAAP) (2)	309,954	341,697	345,727	334,303	308,873

Capital ratios at period end:
Stockholders’ equity to total assets	9.21%	11.51%	12.29%	11.98%	12.00%
Tangible common equity to tangible assets (non-GAAP) (3)	7.23%	9.87%	10.61%	10.28%	10.19%
Tier 1 leverage ratio	9.22%	10.81%	11.86%	11.33%	11.64%
Tier 1 risk-based ratio	13.02%	19.08%	21.58%	20.05%	17.91%
Total risk-based capital ratio	14.10%	20.34%	22.83%	21.30%	19.17%
Dividend payout	59.15%	48.78%	51.70%	35.35%	43.68%

	Years Ended December 31
	2013	2012	2011	2010	2009

Annualized performance ratios:
Return on average assets	0.64%	0.83%	0.77%	1.19%	0.85%
Return on average equity	5.33%	6.77%	6.25%	9.69%	8.26%
Return on average tangible equity (non-GAAP) (2) (4)	6.36%	8.05%	7.54%	11.71%	10.61%
Net interest margin (5)	4.21%	3.93%	3.85%	3.78%	3.78%
Efficiency ratio (6)	71.28%	70.17%	67.86%	65.28%	65.69%

Balance sheet ratios: (7)
Nonperforming assets as a percentage of period-end assets	1.69%	1.29%	1.18%	1.12%	1.12%
Nonperforming loans as a percentage of period-end loans	0.53%	0.74%	1.02%	0.83%	1.35%
Nonperforming assets as a percentage of period-end loans & OREO	4.10%	2.74%	2.44%	2.18%	1.83%
Allowance/to nonperforming loans	297.89%	231.62%	186.14%	190.17%	98.81%
Allowance for loan losses as a percentage of period-end loans	1.57%	1.71%	1.91%	1.57%	1.33%
Net charge-offs (recoveries) as a percentage of average loans	0.27%	0.40%	0.49%	0.71%	0.58%

Other data
Number of financial centers	131	92	84	85	84
Number of full time equivalent employees	1,343	1,068	1,083	1,075	1,091

(1)
Diluted core earnings (net income excluding nonrecurring items) is a non-GAAP measure. The following nonrecurring items were excluded in the calculation of diluted core earnings per share (non-GAAP). In 2013, the Company recorded a $0.25 decrease in EPS from merger related costs from its Metropolitan National Bank acquisition and a $0.02 decrease in EPS from the closing costs of 7 underperforming branches. In 2012, the Company recorded a $0.05 increase in EPS from the FDIC assisted transactions of Truman Bank and Excel Bank. In 2011, the Company recorded a $0.04 increase in EPS from the sale of MasterCard stock. Also in 2011, the Company recorded a $0.01 decrease in EPS from the closing cost of a branch and a $0.01 EPS decrease from merger related costs from an FDIC-assisted acquisition. In 2010, the Company recorded a net $0.65 increase in EPS from FDIC-assisted acquisitions (bargain purchase gains, merger related costs, gains from disposition of investment securities and costs from disposition of FHLB borrowings). Also in 2010, the Company recorded a $0.01 decrease in EPS from costs to close nine branches.

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

	Years Ended December 31
($ in thousands, except per share data)	2013	2012	2011	2010	2009

Stockholders’ equity	$403,832	$406,062	$407,911	$397,371	$371,247
Less: Intangible assets
Goodwill	78,906	60,605	60,605	60,605	60,605
Other intangibles	14,972	3,760	1,579	2,463	1,769
Tangible stockholders’ equity (non-GAAP)	$309,954	$341,697	$345,727	$334,303	$308,873

Book value per share	$24.89	$24.55	$23.70	$23.01	$21.72
Tangible book value per share (non-GAAP)	$19.10	$20.66	$20.09	$19.36	$18.07
Shares outstanding	16,226,256	16,542,778	17,212,317	17,271,594	17,093,931

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
(6)
The efficiency ratio is total non-interest expense less foreclosure expense and amortization of intangibles, divided by the sum of net interest income on a fully taxable equivalent basis plus total non-interest income less security gains, net of tax. For the year ended December 31, 2013, this calculation excludes merger related costs of $6.4 million from non-interest expense. For the year ended December 31, 2012, this calculation excludes the gain on FDIC-assisted transactions of $3.4 million from total non-interest income and excludes merger related costs of $1.9 million from non-interest expense. For the year ended December 31, 2011, this calculation excludes the $1.1 million gain on sale of MasterCard stock.  For the year ended December 31, 2010, this calculation excludes the gain on FDIC-assisted transactions of $21.3 million from total non-interest income and excludes merger related costs of $2.6 million from non-interest expense. For the year ended December 31, 2009, this calculation excludes the FDIC special assessment of $1.4 million from total non-interest expense.

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

After this refinement, the allowance is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) concentrations of credit within the loan portfolio, (6) the experience, ability and depth of lending management and staff and (7) other factors and trends that will affect specific loans and categories of loans.  We establish general allocations for each major loan category.  This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.  General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories.  Allowances are accrued for probable losses on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.  Any immaterial residual reserves are distributed among the loan portfolio categories based on their percent composition of the entire portfolio.

Acquisition Accounting, Acquired Loans

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

Covered Loans and Related Indemnification Asset

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

2013 Overview

Our net income for the year ended December 31, 2013 was $23.2 million and diluted earnings per share were $1.42, compared to net income of $27.7 million and $1.64 diluted earnings per share in 2012.  Net income for both 2013 and 2012 included several significant nonrecurring items that impacted net income, mostly related to our acquisitions.  Excluding all nonrecurring items, core earnings for the year ended December 31, 2013 was $27.6 million, or $1.69 diluted core earnings per share, compared to $26.9 million, or $1.59 diluted core earnings per share in 2012.  Diluted core earnings per share increased by $0.10, or 6.3%.  See Reconciliation of Non-GAAP Measures and Table 21 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

On September 12, 2013 we announced the U.S. Bankruptcy Court approved a Stock Purchase Agreement between the Company and Rogers Bancshares, Inc., in which we purchased all the stock of Metropolitan National Bank (“Metropolitan” or “MNB”) for $53.6 million in cash.  We closed the transaction on November 25, 2013, increasing our combined company to $4.4 billion in total assets, $3.7 billion in deposits and $2.4 billion in net loans at year end.

The Metropolitan franchise, headquartered in Little Rock, fits nicely into our footprint by expanding our presence in central and northwest Arkansas, the two leading growth market in our home state.  Metropolitan has a rich history of providing exemplary customer service to the communities in which it is located.  On March 21, 2014 we will complete the operational system conversion of Metropolitan with our flagship institution, Simmons First National Bank (“SFNB”), which will enable us to provide customers with innovative products, exceptional customer service and convenience throughout the combined service area. As a result of the MNB combination and in concert with the systems conversion, we will close 27 branches with footprints that overlap other branches.  Additionally, at the close of business November 1, 2013 we merged Simmons First Bank of Northwest Arkansas into SFNB in anticipation of the Metropolitan acquisition.

As a result of the Metropolitan acquisition, we recognized $4.0 million in after-tax merger related costs.  During 2013, we closed six underperforming branches and recorded $0.4 million in after-tax nonrecurring expenses related to those closures. During 2012, we recognized after-tax bargain purchase gains of $2.1 million and after-tax merger related costs of $1.2 million related to our FDIC-assisted acquisitions of Excel Bank of Sedalia, Missouri (“Excel”) and Truman Bank of St. Louis, Missouri (“Truman”).  For additional information on Metropolitan and these FDIC transactions, see Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

We are pleased with the core earnings results for the year.  As a result of acquisitions and efficiency initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits.  Our focus continues to be improvement in core operating income.

We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth of over 7% during the past year, which enabled us to produce a net interest margin of 4.21%.  In addition, we completed the acquisition of a $9.8 million credit card portfolio on September 30, 2013 and we continue to evaluate opportunities for additional credit card portfolio acquisitions.

Stockholders’ equity as of December 31, 2013 was $403.8 million, book value per share was $24.89 and tangible book value per share was $19.10.  Our ratio of stockholders’ equity to total assets was 9.2% and the ratio of tangible stockholders’ equity to tangible assets was 7.2% at December 31, 2013.  The Company’s Tier I leverage ratio of 9.2%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized”.  See Table 18 – Risk-Based Capital for regulatory capital ratios.

During the first quarter we fully integrated the acquired locations, including system conversions, on our 2012 FDIC-assisted acquisitions.  Those acquisitions were strategic in that they complement the footprint we have been building in the Kansas and Missouri markets.   We continue to actively pursue the right opportunities to expand our presence in that geographic region through additional FDIC and/or traditional acquisitions going forward.

We believe our stock, even after the recent market increase in our stock value, continues to be an excellent investment.  We increased our quarterly dividend from $0.21 to $0.22 per share, beginning with the first quarter of 2014.  On an annual basis, the $0.88 per share dividend results in a return in excess of 2.5%, based on our recent stock price.  We repurchased approximately 420,000 shares at an average price of $25.89 during 2013.  During the third quarter, as a result of the Metropolitan acquisition announcement, we suspended our stock repurchase program.

Total loans, including loans acquired, were $2.4 billion at December 31, 2013, an increase of $483 million, or 25.1%, from the same period in 2012.  Acquired loans increased by $369 million, net of discounts, while legacy loans (all loans excluding acquired loans) grew $114 million, or 7.0%.  We are encouraged by the continued growth in our legacy loan portfolio throughout 2013.  We have had nice legacy loan growth this year, particularly from the new lenders we have attracted in our targeted growth markets.  Their production has exceeded our expectations for 2013.

Loans covered by FDIC loss share agreements, which provide 80% Government guaranteed protection against credit risk on those covered assets, were $146.7 million at December 31, 2013, compared to $210.8 million at December 31, 2012 due to expected paydowns.

Despite the continued challenges in the economy, we continue to have good asset quality.  The allowance for loan losses as a percent of total loans was 1.57% at December 31, 2013.  Non-performing loans equaled 0.53% of total loans.  Non-performing assets were 1.69% of total assets.  The allowance for loan losses was 298% of non-performing loans.  The Company’s net charge-offs for 2013 were 0.27% of total loans.  Excluding credit cards, net charge-offs for 2013 were 0.15% of total loans.

Total assets were $4.4 billion at December 31, 2013 compared to $3.5 billion at December 31, 2012, an increase of $850 million primarily due to the Metropolitan acquisition.

The Metropolitan acquisition was one of several that we anticipate making over the next few years, and enhances our coverage of central and northwest Arkansas.  Our 2012 FDIC acquisitions were strategic in that they complement the footprint we have been building in the Kansas and Missouri markets.  We fully expect to pursue other opportunities to expand our footprint in that geographic region through additional FDIC and/or traditional acquisitions going forward.

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

The FRB sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The FRB target for the Federal Funds rate, which is the cost to banks of immediately available overnight funds, has remained unchanged at 0.00% - 0.25% since December 16, 2008.  Our loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, has remained unchanged at 3.25% since December 16, 2008.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  These historical percentages are consistent with our current interest rate sensitivity.

For the year ended December 31, 2013, net interest income on a fully taxable equivalent basis was $135.8 million, an increase of $17.6 million, or 14.9%, from the same period in 2012.  The increase in net interest income was the result of a $14.2 million increase in interest income and a $3.4 million decrease in interest expense.

The increase in interest income primarily resulted from a $13.6 million increase in interest income on loans, consisting of a $15.5 million increase in interest income on loans acquired and a $1.8 million decrease in interest income on legacy loans. Although the increase in legacy loan volume during 2013 generated $3.0 million of additional interest income, a 30 basis point decline in yield resulted in a $4.8 million decrease in interest income, netting the $1.8 million decrease from legacy loans.

The $15.5 million increase in interest income from acquired loans resulted from two sources.  First, the average balance of acquired loans increased by $119.0 million from December 31, 2012 to 2013 because of the two FDIC-assisted transactions in 2012 and the Metropolitan acquisition in late 2013.  Also, we recognized additional yield accretion in conjunction with the fair value of the loan pools acquired in the 2010 and 2012 FDIC-assisted transactions as discussed in Note 5, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased on the loans acquired in 2010 based on payment histories and reduced loss expectations of the loan pools.  Beginning in the third quarter of 2013, the cash flows estimate has also increased on the loans acquired in 2012.  This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the year ended December 31, 2013, the adjustments increased interest income by an additional $7.1 million and decreased non-interest income by an additional $7.3 million compared to 2012. The net decrease to 2013 pre-tax income was $197,000 from 2012. Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well. The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $33.0 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $25.6 million. Of the remaining adjustments, we expect to recognize $21.4 million of interest income and a $20.6 million reduction of non-interest income for a net addition to pre-tax income of approximately $811,000 in 2014. The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

Our net interest margin was 4.21% for the year ended December 31, 2013, up 28 basis points from 2012.  Our margin has been strengthened by a higher yield on covered loans, including the impact of the accretable yield adjustments discussed above.  Also, the acquisition of loans, along with our ability to stabilize the size of our legacy loan portfolio, has allowed us to increase our level of higher yielding assets over 2012.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Our net interest margin was 3.93% and 3.85% for the years ended December 31, 2012 and 2011, respectively.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2013, 2012 and 2011, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2013 versus 2012 and 2012 versus 2011.

Table 1:	Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2013	2012	2011

Interest income	$143,113	$129,134	$129,056
FTE adjustment	4,951	4,705	4,970

Interest income - FTE	148,064	133,839	134,026
Interest expense	12,263	15,617	20,396

Net interest income - FTE	$135,801	$118,222	$113,630

Yield on earning assets - FTE	4.59%	4.45%	4.54%
Cost of interest bearing liabilities	0.48%	0.66%	0.86%
Net interest spread - FTE	4.11%	3.79%	3.68%
Net interest margin - FTE	4.21%	3.93%	3.85%

Table 2:	Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2013 vs. 2012	2012 vs. 2011

Increase (decrease) due to change in earning assets	$24,120	$(3,414)
(Decrease) increase due to change in earning asset yields	(9,895)	3,227
Increase due to change in interest rates paid on interest bearing liabilities	3,289	3,968
Increase due to change in interest bearing liabilities	65	811

Increase in net interest income	$17,579	$4,592

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2013.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:	Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2013			2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS

Earning assets:
Interest bearing balances due from banks	$470,651	$1,127	0.24	$524,224	$1,220	0.23	$486,274	$1,100	0.23
Federal funds sold	4,186	19	0.45	3,107	7	0.23	886	6	0.68
Investment securities - taxable	464,319	5,553	1.20	474,375	5,321	1.12	426,226	6,719	1.58
Investment securities - non-taxable	315,445	12,647	4.01	208,056	12,060	5.8	207,929	12,784	6.15
Mortgage loans held for sale	13,108	467	3.56	17,959	637	3.55	11,953	503	4.21
Assets held in trading accounts	8,607	29	0.34	7,539	48	0.64	7,466	33	0.44
Legacy loans	1,661,001	88,645	5.34	1,605,823	90,434	5.64	1,621,251	95,763	5.91
Loans acquired	286,777	39,577	13.80	167,758	24,112	14.37	192,300	17,118	8.9
Total interest earning assets	3,224,094	148,064	4.59	3,008,841	133,839	4.45	2,954,285	134,026	4.54
Non-earning assets	382,408			327,322			330,342

Total assets	$3,606,502			$3,336,163			$3,284,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$1,490,457	$2,461	0.17	$1,308,171	$2,682	0.21	$1,217,218	$3,611	0.3
Time deposits	859,913	5,938	0.69	861,004	7,943	0.92	913,009	11,314	1.24
Total interest bearing deposits	2,350,370	8,399	0.36	2,169,175	10,625	0.49	2,130,227	14,925	0.7

Federal funds purchased and securities sold under agreements to repurchase	93,574	219	0.23	91,444	310	0.34	103,557	450	0.43
Other borrowings	87,089	3,001	3.45	89,861	3,354	3.73	97,314	3,512	3.61
Subordinated debentures	20,620	644	3.12	28,268	1,328	4.7	30,930	1,509	4.88
Total interest bearing liabilities	2,551,653	12,263	0.48	2,378,748	15,617	0.66	2,362,028	20,396	0.86

Non-interest bearing liabilities:
Non-interest bearing deposits	588,374			518,243			482,651
Other liabilities	30,557			29,985			33,855
Total liabilities	3,170,584			2,926,976			2,878,534
Stockholders’ equity	435,918			409,187			406,093
Total liabilities and stockholders’ equity	$3,606,502			$3,336,163			$3,284,627
Net interest spread			4.11			3.79			3.68
Net interest margin		$135,801	4.21		$118,222	3.93		$113,630	3.85

Table 4:	Volume/Rate Analysis

	Years Ended December 31
	2013 over 2012			2012 over 2011
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$(128)	$35	$(93)	$87	$33	$120
Federal funds sold	2	10	12	7	(6)	1
Investment securities - taxable	(115)	347	232	697	(2,095)	(1,398)
Investment securities - non-taxable	5,024	(4,437)	587	8	(732)	(724)
Mortgage loans held for sale	(173)	3	(170)	223	(89)	134
Assets held in trading accounts	6	(25)	(19)	--	15	15
Legacy loans	3,042	(4,831)	(1,789)	310	(4,294)	(3,984)
Loans acquired	16,462	(997)	15,465	(4,746)	10,395	5,649

Total	24,120	(9,895)	14,225	(3,414)	3,227	(187)

Interest expense
Interest bearing transaction and savings accounts	344	(565)	(221)	254	(1,183)	(929)
Time deposits	(10)	(1,995)	(2,005)	(614)	(2,757)	(3,371)
Federal funds purchased and securities sold under agreements to repurchase	7	(98)	(91)	(49)	(91)	(140)
Other borrowed funds
Other borrowings	(101)	(252)	(353)	(275)	117	(158)
Subordinated debentures	(305)	(379)	(684)	(127)	(54)	(181)

Total	(65)	(3,289)	(3,354)	(811)	(3,968)	(4,779)
Increase (decrease) in net interest income	$24,185	$(6,606)	$17,579	$(2,603)	$7,195	$4,592

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

The provision for loan losses for 2013, 2012 and 2011, was $4.1, $4.1 million and $11.7 million, respectively.  Even with a growing legacy portfolio, we were able to keep our 2013 provision at the same level as 2012, primarily due to our improving asset quality. See Allowance for Loan Losses section for additional information.

During 2012, we decreased our provision by approximately $7.5 million, primarily due to our improving asset quality and a decrease from 2011 in net loan charge-offs.

Non-Interest Income

Total non-interest income was $40.6 million in 2013, compared to $48.4 million in 2012 and $53.5 million in 2011.  Non-interest income for 2013 decreased $7.8 million, or 16.0%, from 2012.

As previously discussed in the Net Interest Income section, there was a $7.3 million decrease in non-interest income from 2012 to 2013 due to reductions of the indemnification assets resulting from increased cash flows expected to be collected from the FDIC covered loan portfolios.  Included in 2013 non-interest income was a $193,000 nonrecurring loss on sale of securities liquidated from the Truman and Excel acquisition portfolios, and included in 2012 non-interest income was $3.4 million of nonrecurring bargain purchase gains on the Truman and Excel acquisitions (see Overview section for more discussion of the FDIC-assisted transactions).  Excluding the indemnification assets adjustment and these nonrecurring items, non-interest income increased $3.2 million, or 5.7%, from 2012.  Approximately $1.8 million of the increase was from the addition of Metropolitan.

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

Table 5 shows non-interest income for the years ended December 31, 2013, 2012 and 2011, respectively, as well as changes in 2013 from 2012 and in 2012 from 2011.

Table 5:	Non-Interest Income

				2013		2012
	Years Ended December 31			Change from		Change from
(In thousands)	2013	2012	2011	2012		2011

Trust income	$5,842	$5,473	$5,375	$369	6.74%	$98	1.82%
Service charges on deposit accounts	18,815	16,808	16,808	2,007	11.94	--	--
Other service charges and fees	3,458	2,961	2,980	497	16.78	(19)	-0.64
Mortgage lending income	4,592	5,997	4,188	(1,405)	-23.43	1,809	43.19
Investment banking income	1,811	2,038	1,478	(227)	-11.14	560	37.89
Credit card fees	17,372	17,045	16,828	327	1.92	217	1.29
Bank owned life insurance income	1,319	1,463	1,481	(144)	-9.84	(18)	-1.22
Gain on FDIC-assisted transactions	--	3,411	--	(3,411)	-100.00	3,411	--
Net (loss) gain on assets covered by FDIC loss share agreements	(16,188)	(9,793)	154	(6,395)	65.30	(9,947)	-6459.09
Other income	3,746	2,966	4,173	780	26.30	(1,207)	-28.92
(Loss) gain on sale of securities, net	(151)	2	--	(153)	7650.00	2	--
Total non-interest income	$40,616	$48,371	$53,465	$(7,755)	-16.03%	$(5,094)	-9.53%

Recurring fee income (service charges, trust fee and credit card fees) for 2013 was $45.5 million, an increase of $3.2 million, or 7.57%, when compared with the 2012 amounts.  Service charges on deposits accounts increased $2.0 million due primarily to fees on accounts added through acquisitions and paper statement fees implemented during 2013.  Credit card fees increased $327,000 due primarily to a higher volume of credit and debit card transactions.

Recurring fee income for 2012 was $42.3 million, an increase of $296,000, or 0.7%, when compared with the 2011 amounts.  Service charges on deposits accounts remained unchanged from 2011 as we were able to offset a significant decline in fee income from regulatory changes related to overdrafts on point-of-sale transactions.  Credit card fees increased $217,000 due primarily to a higher volume of credit and debit card transactions.  The increase in total fees due to transaction volume was significantly reduced as a direct result of the implementation of new regulation in 2012 related to the pricing of debit card interchange fees.

Mortgage banking income decreased by $1.4 million, or 23.4%, in 2013 compared to 2012, primarily due to a market driven increase in mortgage rates leading to substantially lower residential refinancing volume.  Mortgage banking income increased by $1.8 million, or 43.2%, in 2012 compared to 2011, primarily due to historically low mortgage rates leading to a significant increase in residential refinancing volume.

Investment banking income decreased by $227,000, or 11.1%, in 2013 compared to 2012. The decrease was primarily due to an industry-wide decline in dealer-bank activities. Investment banking income increased by $560,000, or 37.9%, in 2012 compared to 2011. The increase was due to a favorable mark-to-market adjustment on trading investments during 2012, with unfavorable adjustments in 2011.

Net gain (loss) on assets covered by FDIC loss share agreements decreased by $6.4 million in 2013 compared to 2012. As previously described, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, an additional $7.3 million of amortization, a reduction of non-interest income, was recorded during 2013 as compared to 2012, related to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Income from the normal accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, increased by $1.1 million from the previous year and gains from the sale of covered assets increased by $0.2 million. Net gain (loss) on assets covered by FDIC loss share agreements decreased by $9.6 million in 2012 compared to 2011.

Other non-interest income for 2013 increased by $780,000 from 2012, primarily due to increased gains on sale of foreclosed assets.  Other non-interest income for 2012 decreased by $1.2 million from 2011, primarily due to a $1.1 million gain from the sale of MasterCard stock in the second quarter of 2011.  On May 31, 2006, MasterCard Incorporated completed its Initial Public Offering (“IPO”).  As a part of the IPO, approximately 41% of the equity was issued to member-banks as Class B common stock.  Conversion of Class B shares to Class A shares was restricted as to the timing and number of shares eligible until the fourth anniversary of the IPO.  As a member-bank the Company received 4,077 shares of MasterCard Class B stock.  As there was no market or readily ascertainable fair market value for the class B shares, they were recorded with no basis value.  On May 31, 2010, restrictions on the conversion of the Class B shares to Class A shares expired, permitting Class B stockholders to convert Class B shares into an equal number of Class A shares for prompt disposition to the public.  On May 13, 2011, the Company applied for conversion of its Class B shares to Class A common stock and recorded a $1.1 million pre-tax gain upon conversion approval by MasterCard Incorporated and immediately sold the Class A shares.

We recorded $151,000 in net realized losses on sale of securities during 2013, with $2,000 in net realized gains on sale of securities during 2012.  As part of our acquisition strategy related to Truman and Excel, we liquidated much of the acquired investment portfolios, resulting in net realized losses of $193,000 in 2013.

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

Non-interest expense for 2013 was $134.8 million, an increase of $17.1 million or 14.51%, from 2012. This increase includes approximately $6.4 million of merger related costs for our acquisition of Metropolitan and $0.6 million of one-time expenses related to the closure of six branch locations during 2013. Also included in non-interest expense are merger related costs of $1.9 million and $0.4 million in 2012 and 2011, respectively. Normalizing for these merger related and branch closure costs, non-interest expense increased by 10.3% in 2013 from 2012. This increase is primarily the result of normal operating expenses for the Metropolitan, Excel and Truman acquisitions. See the Reconciliation of Non-GAAP Measures section for details of the nonrecurring items

Non-interest expense for 2012 was $117.7 million, an increase of $3.1 million or 2.7%, from 2011. This increase includes approximately $2.5 million of incremental normal operating expenses for our 2012 FDIC-assisted acquisitions. Also included in non-interest expense are merger related costs of $1.9 million and $0.4 million in 2012 and 2011, respectively. Normalizing for these incremental operating expenses, merger related costs and other nonrecurring items, non-interest expense decreased by 0.7% in 2012 from 2011. This decrease is the result of the implementation of our efficiency initiatives

Salary and employee benefits increased to $74.1 million in 2013 from $67.0 million in 2012, an increase of $7.4 million, or 11.1%.  Occupancy expense increased to $10.0 million in 2013 from $8.6 million in 2012, an increase of $1.4 million, or 16.63%.  Furniture and fixture expense increased to $7.6 million in 2013 from $6.9 million in 2012, an increase of $741,000, or 10.8%.  While expenses remained relatively flat from 2011 to 2012, the associates and locations added late in 2012 with the Truman and Excel acquisitions and late in 2013 with the Metropolitan acquisition temporarily, but significantly, impacted our salary and branch location expenses.

Deposit insurance expense during 2013 increased to $2.5 million from $2.1 million in 2012, an increase of $396,000, or 19.0%.  Deposit insurance expense during 2012 decreased $301,000, or 12.6%, from $2.4 million in 2011.  The 2013 increase is attributable to growth in our total assets.  The 2012 decrease was primarily due to a decrease in deposit insurance premiums resulting from changes in the FDIC’s assessment base and rates.

Core deposit premium amortization expense recorded for the years ended December 31, 2013, 2012 and 2011, was $600,000, $347,000 and $884,000, respectively.  The current year increase is the result of core deposit premiums recorded as the result of the Metropolitan acquisition and a full year of amortization expense related to the Truman and Excel acquisitions.  The Company’s estimated amortization expense for each of the following five years is:   2014 – $1.394 million; 2015 – $1.388 million; 2016 – $1.385 million; 2017– $1.385 million; and 2018 – $1.385 million.  The estimated amortization expense decreases as core deposit premiums fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2013, 2012 and 2011, respectively, as well as changes in 2013 from 2012 and in 2012 from 2011.

Table 6:	Non-Interest Expense

				2013		2012
	Years Ended December 31			Change from		Change from
(In thousands)	2013	2012	2011	2012		2011

Salaries and employee benefits	$74,078	$66,999	$65,058	$7,079	10.57%	$1,941	2.98%
Occupancy expense, net	10,034	8,603	8,443	1,431	16.63	160	1.90
Furniture and equipment expense	7,623	6,882	6,633	741	10.77	249	3.75
Other real estate and foreclosure expense	1,337	992	678	345	34.78	314	46.31
Deposit insurance	2,482	2,086	2,387	396	18.98	(301)	-12.61
Merger related costs	6,376	1,896	357	4,480	236.29	1,539	431.09
Other operating expenses
Professional services	4,473	4,851	4,574	(378)	-7.79	277	6.06
Postage	2,531	2,488	2,486	43	1.73	2	-0.08
Telephone	2,323	2,391	2,480	(68)	-2.84	(89)	-3.59
Credit card expense	6,869	6,906	6,565	(37)	-0.54	341	5.19
Operating supplies	1,511	1,419	1,653	92	6.48	(234)	-14.16
Amortization of core deposits	600	347	884	253	72.91	(537)	-60.75
Other expense	14,575	11,873	12,452	2,702	22.76	(579)	-4.65

Total non-interest expense	$134,812	$117,733	$114,650	$17,079	14.51%	$3,083	2.69%

Income Taxes

The provision for income taxes for 2013 was $9.3 million, compared to $12.3 million in 2012 and $10.4 million in 2011.  The effective income tax rates for the years ended 2013, 2012 and 2011 were 28.6%, 30.8% and 29.1%, respectively.

Loan Portfolio

Our legacy loan portfolio, excluding loans acquired, averaged $1.661 billion during 2013 and $1.608 billion during 2012.  As of December 31, 2013, total loans, excluding loans acquired, were $1.743 billion, compared to $1.629 billion on December 31, 2012, an increase of $114.1 million, or 7.0%.  This organic loan growth in 2013 represents a significant improvement over recent years.  This marks the second consecutive time since 2008 that we have seen annual growth in our legacy loan portfolio as of year-end.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $309.7 million at December 31, 2013, or 17.8% of total loans, compared to $325.0 million, or 20.0% of total loans at December 31, 2012.  The $15.3 million consumer loan decrease from 2012 to 2013 is primarily due to a $8.2 million decrease in our student loan portfolio, as expected.  The remaining balance of our consumer loan portfolio decreased by $7.1 million, with small declines in our credit card, direct and indirect lending areas.

Simmons First had been in the student loan business since 1966, and we believe that the banking industry had been very efficient in serving the students and the schools in Arkansas.  However, U.S. government legislation finalized during the first quarter of 2010 eliminated the private sector from providing student loans after the 2009-2010 school year. Therefore, after June 30, 2010, the Company and the banking industry were no longer providers of student loans.

As for our current student loan portfolio, we have sold the loans we originated during the 2009-2010 school year under the program established in 2008 in which the government will purchase the loans at par plus a premium.  Sales of these loans during the third quarter of 2010 left approximately $61.3 million of student loans in our portfolio that will not qualify for the government purchase program.  Payoffs and consolidations have left approximately $25.9 million of student loans in our portfolio at December 31, 2013.  We currently plan to continue servicing the remaining student loans internally until the loans pay off, we find a suitable buyer or the students consolidate their loans.

The credit card portfolio balance at December 31, 2013, decreased by $601,000, or 0.3%, when compared to the same period in 2012.  After several years of significant growth, our credit card portfolio stabilized during 2010 and has remained at a similar balance each year end since.

Real estate loans consist of construction loans, single family residential loans and commercial loans.  Real estate loans were $1.165 billion at December 31, 2013, or 66.9% of total loans, compared to $1.063 billion, or 65.3% of total loans at December 31, 2012, an increase of $101.9 million, or 9.6%.  Our construction and development (“C&D”) loans increased by $8.3 million, or 6.0%, single family residential loans increased by $35.4 million, or 9.9%, and commercial real estate (“CRE”) loans increased by $58.1 million, or 10.2%. Considering the continuing challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix.  Our C&D loans represent only 8.4% of our loan portfolio and CRE loans (excluding C&D) represent 35.9% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of non-real estate loans related to businesses and agricultural loans.  Commercial loans were $263.2 million at December 31, 2013, or 15.1% of total loans, compared to the $235.1 million, or 14.4% of total loans at December 31, 2012, an increase of $28.1 million, or 11.9%.

Table 7:	Loan Portfolio

	Years Ended December 31
(In thousands)	2013	2012	2011	2010	2009

Consumer
Credit cards	$184,935	$185,536	$189,970	$190,329	$189,154
Student loans	25,906	34,145	47,419	61,305	114,296
Other consumer	98,851	105,319	109,211	118,581	139,647
Total consumer	309,692	325,000	346,600	370,215	443,097
Real Estate
Construction	146,458	138,132	109,825	153,772	180,759
Single family residential	392,285	356,907	355,094	364,442	392,208
Other commercial	626,333	568,166	536,372	548,360	596,517
Total real estate	1,165,076	1,063,205	1,001,291	1,066,574	1,169,484
Commercial
Commercial	164,329	141,336	141,422	150,501	172,091
Agricultural	98,886	93,805	85,728	86,171	84,866
Total commercial	263,215	235,141	227,150	236,672	256,957
Other	4,655	5,167	4,728	10,003	5,451
Total loans, excluding loans acquired, before allowance for loan losses	$1,742,638	$1,628,513	$1,579,769	$1,683,464	$1,874,989

Table 8 reflects the remaining maturities and interest rate sensitivity of loans, excluding all loans acquired, at December 31, 2013.

Table 8:	Maturity and Interest Rate Sensitivity of Loans

		Over 1
		year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$263,451	$44,325	$1,916	$309,692
Real estate	505,041	626,942	33,093	1,165,076
Commercial	187,712	74,963	540	263,215
Other	3,545	945	165	4,655

Total	$959,749	$747,175	$35,714	$1,742,638

Predetermined rate	$526,543	$733,950	$32,850	$1,293,343
Floating rate	433,206	13,225	2,864	449,295

Total	$959,749	$747,175	$35,714	$1,742,638

Loans Acquired

On November 25, 2013, Simmons First National Corporation completed the acquisition of Metropolitan, in which the Company purchased all the stock of Metropolitan for $53.6 million in cash.  The acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code.  Included in the acquisition were loans with a fair value of $457.4 million and foreclosed assets with a fair value of $42.9 million.

On September 30, 2013 we acquired a $9.8 million credit card portfolio for a premium of $1.3 million.

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

A summary of the covered assets, along with the acquired loans and foreclosed assets held for sale that are not covered under FDIC loss share agreements, are reflected in Table 9 below:

Table 9:	Loans Acquired

	December 31,	December 31,
(In thousands)	2013	2012

Loans acquired, covered by FDIC loss share (net of discount)	$146,653	$210,842
Foreclosed assets covered by FDIC loss share	20,585	27,620
FDIC indemnification asset	48,791	75,286
Total covered assets	$216,029	$313,748

Loans acquired, not covered by FDIC loss share (net of discount)	$515,644	$82,764
Foreclosed assets acquired, not covered by FDIC loss share	45,459	11,796
Total assets acquired, not covered by FDIC loss share	$561,103	$94,560

Approximately $429.0 million of the loans acquired in the Metropolitan acquisition were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans. We evaluated the remaining loans purchased in conjunction with the acquisition of Metropolitan for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

We evaluated all of the loans purchased in conjunction with the acquisition of Truman, Excel and our previous FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  These loans were not classified as nonperforming assets at December 31, 2013, or December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due. Approximately $2.3 million of government guaranteed student loans were over 90 days past due as of December 31, 2013.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, increased by $28.5 million from December 31, 2012, to December 31, 2013.  The increase in non-performing assets is related to the Metropolitan acquisition, in which we acquired $42.9 million in non-covered foreclosed assets.  Total non-performing loans decreased by $2.9 million from December 31, 2012 to December 31, 2013, while foreclosed assets held for sale, excluding all acquired foreclosed assets, decreased by $2.2 million during the period.

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, increased by $6.5 million from December 31, 2011, to December 31, 2012.  The increase in non-performing assets is related to the Truman and Excel transactions, in which we acquired $13.6 million in non-covered foreclosed assets, with $11.8 million remaining at December 31, 2012.  Normalizing for the acquired non-covered foreclosed assets, our non-performing assets decreased $5.2 million, primarily related to charge-offs of two credits with specific reserves.  As a result of these credit charge-offs, non-performing assets, including TDRs and the acquired non-covered foreclosed assets , as a percent of total assets were 1.61% at December 31, 2012, compared to 1.52% at December 31, 2011.

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

From time to time, certain borrowers are experiencing declines in income and cash flow.  As a result, many borrowers are seeking to reduce contractual cash outlays, the most prominent being debt payments.  In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  We had TDRs totaling $10.2 million and $14.1 million at December 31, 2013, and December 31, 2012, respectively.  The majority of our TDRs are in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.57% as of December 31, 2013.  Non-performing loans equaled 0.53% of total loans.  Non-performing assets were 1.69% of total assets.  The allowance for loan losses was 298% of non-performing loans.  Our net charge-offs to total loans for 2013 were 0.27%.  Excluding credit cards, the net charge-offs to total loans were 0.15%.  Net credit card charge-offs to total credit card loans for 2013 were 1.33%, compared to 1.50% in 2012, and nearly 200 basis points better than the industry average charge-off ratio as reported by the Federal Reserve for all banks during the fourth quarter of 2013.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 10 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned (excluding all loans acquired and excluding other real estate covered by FDIC loss share agreements).

Table 10:	Non-performing Assets

	Years Ended December 31
(In thousands, except ratios)	2013	2012	2011	2010	2009

Nonaccrual loans (1)	$6,261	$9,123	$12,907	$11,186	$21,994
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	2,264	2,234	2,483	1,736	1,939
Other loans	687	681	785	969	1,383
Total loans past due 90 days or more	2,951	2,915	3,268	2,705	3,322
Total non-performing loans	9,212	12,038	16,175	13,891	25,316

Other non-performing assets:
Foreclosed assets held for sale	19,361	21,556	22,887	23,204	9,179
Acquired foreclosed assets held for sale, not covered	45,459	11,796	--	--	--
Other non-performing assets	75	221	--	109	20
Total other non-performing assets	64,895	33,573	22,887	23,313	9,199

Total non-performing assets	$74,107	$45,611	$39,062	$37,204	$34,515

Performing TDRs	$9,497	$11,015	$11,391	$19,426	$12,718

Allowance for loan losses to non-performing loans	297.89%	231.62%	186.14%	190.17%	98.81%
Non-performing loans to total loans	0.53	0.74	1.02	0.83	1.35
Non-performing loans to total loans (excluding government guaranteed student loans) (2)	0.40	0.60	0.87	0.72	1.25
Non-performing assets to total assets (3)	1.69	1.29	1.18	1.12	1.12
Non-performing assets to total assets (excluding government guaranteed student loans) (2) (3)	1.64	1.23	1.10	1.07	1.05

(1)	Includes nonaccrual TDRs of approximately $0.7 million at December 31, 2013, and $3.1 million at December 31, 2012.
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

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2013, 2012 and 2011.

At December 31, 2013, impaired loans, net of government guarantees and acquired loans, were $18.3 million compared to $30.8 million at December 31, 2012.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for the last five years is shown in table 11.

Table 11:	Allowance for Loan Losses

(In thousands)	2013	2012	2011	2010	2009

Balance, beginning of year	$27,882	$30,108	$26,416	$25,016	$25,841

Loans charged off
Credit card	3,263	3,516	4,703	5,321	5,336
Other consumer	1,561	1,198	1,890	2,471	2,758
Real estate	1,628	4,095	3,165	9,564	4,814
Commercial	382	543	1,411	1,246	1,920
Total loans charged off	6,834	9,352	11,169	18,602	14,828

Recoveries of loans previously charged off
Credit card	901	858	979	1,035	920
Other consumer	591	575	604	884	673
Real estate	592	1,383	981	3,657	1,393
Commercial	192	170	621	297	701
Total recoveries	2,276	2,986	3,185	5,873	3,687
Net loans charged off	4,558	6,366	7,984	12,729	11,141
Provision for loan losses	4,118	4,140	11,676	14,129	10,316

Balance, end of year	$27,442	$27,882	$30,108	$26,416	$25,016

Net charge-offs to average loans (1)	0.27%	0.40%	0.49%	0.71%	0.58%
Allowance for loan losses to period-end loans (1)	1.57%	1.71%	1.91%	1.57%	1.33%
Allowance for loan losses to net charge-offs (1)	602.06%	438.05%	377.10%	207.53%	224.54%

(1)	Excludes all acquired loans.

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

Table 12:	Allocation of Allowance for Loan Losses

	December 31
	2013		2012		2011		2010		2009
	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
(In thousands)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)

Credit cards	$5,430	10.6%	$7,211	11.4%	$5,513	12.0%	$5,549	11.3%	$5,808	10.1%
Other consumer	1,758	7.2%	1,574	8.6%	1,638	9.9%	1,703	10.7%	1,719	13.5%
Real estate	16,885	66.9%	15,453	65.3%	10,117	63.4%	9,692	63.4%	11,164	62.4%
Commercial	3,205	15.1%	3,446	14.4%	2,063	14.4%	2,277	14.1%	2,451	13.7%
Other	164	0.2%	198	0.3%	209	0.3%	255	0.5%	161	0.3%
Unallocated	--		--		10,568		6,940		3,713

Total	$27,442	100.0%	$27,882	100.0%	$30,108	100.0%	$26,416	100.0%	$25,016	100.00%

(1)	Percentage of loans in each category to total loans, excluding loans acquired.

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

Held-to-maturity and available-for-sale investment securities were $745.7 million and $212.3 million, respectively, at December 31, 2013, compared to the held-to-maturity amount of $496.1 million and available-for-sale amount of $191.3 million at December 31, 2012.  Based on our level of pledging and our history of holding securities to maturity, our strategy sets portfolio targets of approximately 75% held-to-maturity and 25% available-for-sale.

As of December 31, 2013, $395.2 million, or 53.0%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 51.0% of which will mature in less than five years.  In the available-for-sale securities, $182.2 million, or 85.8%, were in U.S. Treasury and U.S. government agency securities, 51.0% of which will mature in less than five years.

In order to reduce our income tax burden, $315.4 million, or 42.3%, of the held-to-maturity securities portfolio, as of December 31, 2013, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale securities, there was $7.9 million invested in tax-exempt obligations of state and political subdivisions.  Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas and Texas issues, which are evaluated on an ongoing basis.  There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders' equity at December 31, 2013.

We had approximately $34.4 million, or 4.62% of the held-to-maturity portfolio invested in mortgaged-backed securities at December 31, 2013.  In the available-for-sale securities, approximately $1.9 million, or 0.89% were invested in mortgaged-backed securities.  Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities.

As of December 31, 2013, the held-to-maturity investment portfolio had gross unrealized gains of $2.2 million and gross unrealized losses of $16.5 million.

We had $151,000 of gross realized gains and $302,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2013.  As part of its acquisition strategy related to Truman and Excel, we liquidated the acquired mortgage-backed securities, resulting in $193,000 of net realized losses during 2013.  There were $2,000 of realized gains from the sale of available for sale securities and no realized losses during the year ended December 31, 2012.  We had no gross realized gains or losses during the year ended December 31, 2011 from the sale of available for sale securities.

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

The unrealized losses on our investment securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of December 31, 2013, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2013, management believes the impairments detailed in the table below are temporary.

Table 13 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 13:	Investment Securities

	Years Ended December 31
	2013				2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Government agencies	$395,198	$50	$(10,535)	$384,713	$288,098	$135	$(679)	$287,554
Mortgage-backed securities	34,425	17	(442)	34,000	49	1	--	50
State and political subdivisions	315,445	2,165	(5,498)	312,112	207,374	5,140	(160)	212,354
Other securities	620	--	--	620	620	--	--	620

Total	$745,688	$2,232	$(16,475)	$731,445	$496,141	$5,276	$(839)	$500,578

Available-for-Sale

U.S. Treasury	$4,001	$--	$(16)	$3,985	$--	$--	$--	$--
U.S. Government agencies	183,781	8	(5,572)	178,217	152,708	65	(292)	152,481
Mortgage-backed securities	1,735	156	--	1,891	20,436	287	(89)	20,634
State and political subdivisions	7,860	4	(3)	7,861	2,989	--	(1)	2,988
Other securities	19,840	484	(1)	20,323	14,787	456	(4)	15,239

Total	$217,217	$652	$(5,592)	$212,277	$190,920	$808	$(386)	$191,342

Table 14 reflects the amortized cost and estimated fair value of securities at December 31, 2013, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 39.225% tax rate) of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 14:	Maturity Distribution of Investment Securities

	December 31, 2013
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value

Held-to-Maturity
U.S. Government agencies	$5,000	$196,507	$193,691	$--	$--	$395,198	$397,747	$384,713
Mortgage-backed securities	--	26	173	34,226	--	34,425	34,826	34,000
State and political subdivisions	21,340	58,932	83,094	152,079	--	315,445	316,517	312,112
Other securities	--	--	--	620	--	620	620	620

Total	$26,340	$255,465	$276,958	$186,925	$--	$745,688	$749,710	$731,445

Percentage of total	3.5%	34.3%	37.1%	25.1%	--	100.0%

Weighted average yield	3.2%	1.5%	2.6%	5.1%	--	2.9%

Available-for-Sale
U.S. Government agencies	$300	$88,690	$94,791	$--	$--	$183,781	$183,607	$178,217
U.S. Government treasury	--	4,001	--	--	--	4,001	4,000	3,985
Mortgage-backed securities	--	53	787	895	--	1,735	1,748	1,891
State and political subdivisions	664	6,988	208	--	--	7,860	7,807	7,861
Other securities	1,018	574	--	--	18,248	19,840	20,231	20,323

Total	$1,982	$100,306	$95,786	$895	$18,248	$217,217	$217,393	$212,277

Percentage of total	0.9%	46.2%	44.1%	0.4%	8.4%	100.0%

Weighted average yield	1.7%	0.9%	1.4%	5.3%	1.0%	1.1%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 131 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2013, core deposits comprised 86.3% of our total deposits.

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

Our total deposits as of December 31, 2013 were $3.698 billion, an increase of $823.4 million, or 28.7%, from $2.874 billion at December 31, 2012.  Included in total deposits at December 31, 2013 were $850 million from the Metropolitan acquisition. We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts throughout 2013.  Non-interest bearing transaction accounts increased $141.8 million to $718.4 million at December 31, 2013, compared to $576.7 million at December 31, 2012.  Interest bearing transaction and savings accounts were $1.863 billion at December 31, 2013, a $441.5 million increase compared to $1.421 billion on December 31, 2012.  Total time deposits increased approximately $240.1 million to $1.117 billion at December 31, 2013, from $876.4 million at December 31, 2012.  In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits.  We had $16.8 million and $16.6 million of brokered deposits at December 31, 2013 and 2012, respectively.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2013.

Table 15:	Average Deposit Balances and Rates

	December 31
	2013		2012		2011
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Non-interest bearing transaction accounts	$588,374	--	$518,243	--	$482,651	--
Interest bearing transaction and savings deposits	1,490,457	0.17%	1,308,171	0.21%	1,217,218	0.30%
Time deposits
$100,000 or more	372,830	0.72%	368,437	0.95%	380,362	1.24%
Other time deposits	487,083	0.67%	492,567	0.90%	532,647	1.24%

Total	$2,938,744	0.29%	$2,687,418	0.40%	$2,612,878	0.57%

The Company's maturities of large denomination time deposits at December 31, 2013 and 2012 are presented in table 16.

Table 16:	Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit
	($100,000 or more)
	December 31
	2013		2012
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$123,384	24.4%	$95,928	25.9%
Over 3 months to 6 months	107,033	21.2%	78,335	21.1%
Over 6 months to 12 months	192,468	38.1%	107,238	28.9%
Over 12 months	81,897	16.2%	89,097	24.0%

Total	$504,782	100.0%	$370,598	100.00%

Fed Funds Purchased and Securities Sold under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $107.9 million at December 31, 2013, as compared to $104.1 million at December 31, 2012.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased.  Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $137.7 million and $110.1 million at December 31, 2013 and 2012, respectively.  The outstanding long-term debt balance for December 31, 2013 includes $71.1 million in FHLB long-term advances, $46.0 million in notes payable and $20.6 million of trust preferred securities.  The outstanding balance for December 31, 2012 included $89.4 million in FHLB long-term advances and $20.6 million of trust preferred securities.

During 2013 we increased total debt by $27.6 million, or 25.1%, from 2012.  The increase was due to our $46.0 million notes payable, unsecured debt from corresponded banks used as partial funding for our Metropolitan acquisition.  These notes carry a 3.25% floating rate to be repaid in three years or less.  During the year ended December 31, 2013, we reduced our FHLB advances by $18.4 million from December 31, 2012 due to scheduled payoffs.

Aggregate annual maturities of long-term debt at December 31, 2013 are presented in table 17.

Table 17:	Maturities of Long-Term Debt

		Annual
(In thousands)	Year	Maturities

	2014	$9,397
	2015	15,267
	2016	47,657
	2017	21,991
	2018	6,593
	Thereafter	36,805
	Total	$137,710

Capital

Overview

At December 31, 2013, total capital reached $403.8 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2013, our equity to asset ratio was 9.2% compared to 11.5% at year-end 2012.  The decrease is primarily a result of asset growth from the Metropolitan acquisition.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2013, no preferred stock has been issued.

On March 4, 2014 the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  When declared effective, the shelf registration statement, will allow us to raise capital from time to time, up to an aggregate of $200 million, through the sale of common stock, preferred stock, stock warrants, stock rights or a combination thereof, subject to market conditions.  Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

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

During 2013, we repurchased 419,564 shares of stock with a weighted average repurchase price of $25.89 per share.  Under the current stock repurchase plan, an additional 154,136 shares are available for repurchase.   As a result of our announced acquisition of Metropolitan National Bank, we suspended stock repurchases in August of 2013.

Cash Dividends

We declared cash dividends on our common stock of $0.84 per share for the twelve months ended December 31, 2013, compared to $0.80 per share for the twelve months ended December 31, 2012.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.  See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, for additional information regarding cash dividends.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders and the funding of debt obligations.  The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from the seven affiliate banks.  Payment of dividends by the subsidiary banks is subject to various regulatory limitations.  See Item 7A, Liquidity and Qualitative Disclosures About Market Risk, for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2013, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2013 and 2012 are presented in table 18 below:

Table 18:	Risk-Based Capital

	December 31
(In thousands, except ratios)	2013	2012

Tier 1 capital
Stockholders’ equity	$403,832	$406,062
Trust preferred securities	20,000	20,000
Goodwill and core deposit premiums	(75,501)	(48,966)
Unrealized gain on available-for-sale securities, net of income taxes	3,002	(257)

Total Tier 1 capital	351,333	376,839

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	45	19
Qualifying allowance for loan losses	28,967	24,743

Total Tier 2 capital	29,012	24,762

Total risk-based capital	$380,345	$401,601

Risk weighted assets	$2,697,630	$1,974,800

Ratios at end of year
Tier 1 leverage ratio	9.22%	10.81%
Tier 1 risk-based capital ratio	13.02%	19.08%
Total risk-based capital ratio	14.10%	20.34%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	5.00%	5.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The Basel III Capital Rules are effective for the Company and its subsidiary banks on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management believes that, as of December 31, 2013, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2013, includes notes payable, FHLB long-term advances and trust preferred securities, all of which we are contractually obligated to repay in future periods.

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

The funding requirements of the Company's most significant financial commitments at December 31, 2013 are shown in table 19.

Table 19:	Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total

Long-term debt	$9,397	$62,924	$28,584	$36,805	$137,710
ATM lease commitments	942	1,884	1,884	--	4,710
Credit card loan commitments	464,108	--	--	--	464,108
Other loan commitments	408,388	--	--	--	408,388
Letters of credit	10,349	--	--	--	10,349

Reconciliation of Non-GAAP Measures

We have $93.9 million and $64.4 million total goodwill and other intangible assets for the periods ended December 31, 2013 and December 31, 2012, respectively.  Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).  This non-GAAP calculation for the twelve months ended December 31, 2013, 2012, 2011, 2010 and 2009, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 20.

Table 20:	Return on Tangible Equity

(In thousands, except ratios)	2013	2012	2011	2010	2009

Twelve months ended

Return on average stockholders’ equity: (A/C)	5.33%	6.77%	6.25%	9.69%	8.26%
Return on average tangible equity - (non-GAAP): (A+B)/(C-D)	6.36%	8.05%	7.54%	11.71%	10.61%

(A) Net income	$23,231	$27,684	$25,374	$37,117	$25,210
(B) Amortization of intangibles, net of taxes	365	212	537	478	503
(C) Average stockholders' equity	435,918	409,187	406,093	383,141	305,210
(D) Average goodwill and other intangible assets	64,700	62,499	62,631	62,125	62,789
The table below presents computations of core earnings (net income excluding nonrecurring items {gain from the sale of MasterCard stock, gains on FDIC-assisted transactions and the related merger costs, liquidation gains and losses from FDIC-assisted transactions and the one-time costs of branch right sizing}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

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

During the third and fourth quarter of 2013, we recorded after-tax merger related costs of $3.9 million related to the Metropolitan acquisition, resulting in a nonrecurring charge of $0.25 to diluted earnings per share.  During the third and fourth quarters, we closed seven underperforming branches at a cost of $390,000 after-tax, resulting in a nonrecurring charge of $0.02 to diluted earnings per share.  Also, as part of our 2012 acquisition strategy, we sold many of the investment securities from Excel and Truman, resulting in an after-tax loss of $117,000.

During the third quarter of 2012, we recorded an after-tax bargain purchase gain of $681,000 on the FDIC-assisted acquisition of Truman, along with merger related costs of $495,000, after tax.   These nonrecurring items related to Truman contributed $0.01 to diluted earnings per share.

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

During the second quarter of 2011, we recorded an after-tax gain of $688,000 on the sale of MasterCard stock, contributing $0.04 to diluted earnings per share.  Also during the second quarter, as a result of our right sizing initiative, we recorded a nonrecurring charge of $0.01 to diluted earnings per share.

During the first and second quarters of 2011, we recorded after-tax merger related costs of $217,000 on the FDIC-assisted acquisition of Security Savings Bank in Olathe, Kansas (“SSB”), resulting in a nonrecurring charge of $0.01 to diluted earnings per share.

During the fourth quarter of 2010, we recorded an after-tax bargain purchase gain of $18.3 million on the FDIC-assisted acquisition of SSB, along with merger related costs of $1.2 million, after tax.  Also, as part of our acquisition strategy, the investment portfolio was liquidated resulting in an after-tax gain of $193,000, and FHLB advances were paid off resulting in a $361,000 pre-payment expense, after tax.  These nonrecurring items related to SSB contributed $0.56 to diluted earnings per share.

During the second quarter of 2010, we recorded an after tax bargain purchase gain of $1.8 million on the FDIC-assisted acquisition of Southwest Community Bank in Springfield, Missouri (“SWCB”), along with merger related costs of $351,000.  These nonrecurring items related to SWCB contributed $0.09 to diluted earnings per share.  Also during the second quarter of 2010, as a result of our branch right sizing initiative, we recorded a nonrecurring charge of $0.01 to diluted earnings per share.

See table 21 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 21:	Reconciliation of Core Earnings (non-GAAP)

(In thousands, except share data)	2013	2012	2011	2010	2009

Twelve months ended

Net Income	$23,231	$27,684	$25,374	$37,117	$25,210
Nonrecurring items
Gain on sale of MasterCard stock	--	--	(1,132)	--	--
Gain on FDIC-assisted transactions	--	(3,411)	--	(21,314)	--
Merger related costs	6,376	1,896	357	2,611	--
Loss (gain) from sale of securities	193	--	--	(317)	--
FHLB prepayment penalties	--	175	--	594	--
Branch right sizing	641	--	141	372	--
Tax effect (39.225%) (1)	(2,829)	526	248	6,978	--
Net nonrecurring items	4,381	(814)	(386)	(11,076)	--
Core earnings (non-GAAP)	$27,612	$26,870	$24,988	$26,041	$25,210

Diluted earnings per share	$1.42	$1.64	$1.47	$2.15	$1.74
Nonrecurring items
Gain on sale of MasterCard stock	--	--	(0.07)	--	--
Gain on FDIC-assisted transactions	--	(0.21)	--	(1.23)	--
Merger related costs	0.39	0.12	0.02	0.15	--
Gain from sale of securities	0.01	--	--	(0.02)	--
FHLB prepayment penalties	--	0.01	--	0.03	--
Branch right sizing	0.04	--	0.01	0.02	--
Tax effect (39.225%) (1)	(0.17)	0.03	0.02	0.41	--
Net nonrecurring items	0.27	(0.05)	(0.02)	(0.64)	--
Diluted core earnings per share (non-GAAP)	$1.69	$1.59	$1.45	$1.51	$1.74

(1)	For 2010, effective tax rate of 39.225%, adjusted for additional fair value deduction related to the donation of a closed branch with a fair value significantly higher than its book value.

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 22.

Table 22:	Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2013
Net interest income	$30,075	$29,582	$31,564	$39,629	$130,850
Provision for loan losses	919	1,034	1,081	1,084	4,118
Non-interest income	11,313	11,273	10,313	7,717	40,616
Non-interest expense	31,912	30,319	30,903	41,678	134,812
Net income	5,937	6,576	6,932	3,786	23,231
Basic earnings per share	0.36	0.40	0.43	0.23	1.42
Diluted earnings per share	0.36	0.40	0.43	0.23	1.42

2012
Net interest income	$27,718	$27,251	$27,941	$30,607	$113,517
Provision for loan losses	771	775	1,299	1,295	4,140
Non-interest income	10,723	11,093	11,812	14,743	48,371
Non-interest expense	28,637	28,244	28,686	32,166	117,733
Net income	6,355	6,536	6,760	8,033	27,684
Basic earnings per share	0.37	0.38	0.41	0.48	1.64
Diluted earnings per share	0.37	0.38	0.41	0.48	1.64

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements.  At December 31, 2013, undivided profits of the Company's subsidiary banks were approximately $181.1 million, of which approximately $12.3 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  During 2013, management’s strategy was to systematically utilize some of the excess liquidity through the purchase of certain out-of-state municipal obligations, adding tax-advantaged interest income while maintaining more than sufficient liquidity levels.  At December 31, 2013, each subsidiary bank was within established guidelines and total corporate liquidity remains strong.  At December 31, 2013, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 17.6% of total assets, as compared to 21.6% at December 31, 2012, as a result of the modification of our liquidity strategy in 2013.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $521 million of these lines of credit are currently available, if needed.

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

Fifth, we have a network of correspondent banks from which we can access debt to meet liquidity needs, as was demonstrated by our recent $46 million of unsecured debt issued for partial funding of the Metropolitan acquisition.

Finally, we have the ability to access large deposits from both the public and private sector to fund short-term liquidity needs.

We believe the various sources available are ample liquidity to satisfy our current short-term, intermediate-term and long-term operations.

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

As of December 31, 2013, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.22% and 1.35%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -10.16% relative to the base case over the next 12 months.  The likelihood of a decrease in interest rates in excess of 50 basis points as of December 31, 2013 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2013.

Table 23:	Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	1.35%
Up 100 basis points	0.22%
Down 100 basis points	-10.16%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 50 hereof.

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This assessment excluded internal control over financial reporting for the operations of Metropolitan National Bank (“Metropolitan”) of Little Rock, Arkansas, as allowed by the SEC for current year acquisitions. Metropolitan was acquired on November 25, 2013 and represented 16.4% of assets at December 31, 2013 and its banking operations represented 2.7% of total consolidated revenue for the year ended December 31, 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited Simmons First National Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As permitted, the Company excluded the operations of Metropolitan National Bank of Little Rock, Arkansas, a financial institution acquired on November 25, 2013, from the scope of management's report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Simmons First National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Simmons First National Corporation and our report dated March 11, 2014, expressed an unqualified opinion thereon.

BKD, LLP /s/ BKD, LLP

Pine Bluff, Arkansas
March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation as of December 31, 2013, and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2013.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simmons First National Corporation as of December 31, 2013, and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simmons First National Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2014, expressed an  unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP /s/ BKD, LLP

Pine Bluff, Arkansas
March 11, 2014

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2013 and 2012

(In thousands, except share data)	2013	2012

ASSETS
Cash and non-interest bearing balances due from banks	$69,827	$47,470
Interest bearing balances due from banks	469,553	467,984
Federal funds sold	-	22,343
Cash and cash equivalents	539,380	537,797
Investment securities	957,965	687,483
Mortgage loans held for sale	9,494	25,367
Assets held in trading accounts	8,978	6,224
Loans:
Legacy loans	1,742,638	1,628,513
Allowance for loan losses	(27,442)	(27,882)
Loans acquired, not covered by FDIC loss share (net of discount)	515,644	82,764
Loans acquired, covered by FDIC loss share (net of discount)	146,653	210,842
Net loans	2,377,493	1,894,237
FDIC indemnification asset	48,791	75,286
Premises and equipment	119,614	87,557
Premises held for sale	19,466	-
Foreclosed assets not covered by FDIC loss share	64,820	33,352
Foreclosed assets covered by FDIC loss share	20,585	27,620
Interest receivable	15,654	14,530
Bank owned life insurance	60,384	52,066
Goodwill	78,906	60,605
Other intangible assets	14,972	3,760
Other assets	46,598	21,605
Total assets	$4,383,100	$3,527,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$718,438	$576,655
Interest bearing transaction accounts and savings deposits	1,862,618	1,421,137
Time deposits	1,116,511	876,371
Total deposits	3,697,567	2,874,163
Federal funds purchased and securities sold under agreements to repurchase	107,887	104,078
Other borrowings	117,090	89,441
Subordinated debentures	20,620	20,620
Accrued interest and other liabilities	36,104	33,125
Total liabilities	3,979,268	3,121,427

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at December 31, 2013 and 2012	-	-
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 16,226,256 and 16,542,778 shares issued and outstanding at December 31, 2013 and 2012, respectively	162	165
Surplus	88,095	96,587
Undivided profits	318,577	309,053
Accumulated other comprehensive (loss) income	(3,002)	257
Total stockholders’ equity	403,832	406,062
Total liabilities and stockholders’ equity	$4,383,100	$3,527,489

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2013, 2012 and 2011

(In thousands, except per share data)	2013	2012	2011

INTEREST INCOME
Legacy loans	$88,594	$90,389	$95,713
Loans acquired	39,577	24,112	17,118
Federal funds sold	19	7	6
Investment securities	13,300	12,721	14,583
Mortgage loans held for sale	467	637	503
Assets held in trading accounts	29	48	33
Interest bearing balances due from banks	1,127	1,220	1,100
TOTAL INTEREST INCOME	143,113	129,134	129,056

INTEREST EXPENSE
Deposits	8,399	10,625	14,925
Federal funds purchased and securities sold under agreements to repurchase	219	310	450
Other borrowings	3,001	3,354	3,512
Subordinated debentures	644	1,328	1,509
TOTAL INTEREST EXPENSE	12,263	15,617	20,396

NET INTEREST INCOME	130,850	113,517	108,660
Provision for loan losses	4,118	4,140	11,676

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	126,732	109,377	96,984

NON-INTEREST INCOME
Trust income	5,842	5,473	5,375
Service charges on deposit accounts	18,815	16,808	16,808
Other service charges and fees	3,458	2,961	2,980
Mortgage lending income	4,592	5,997	4,188
Investment banking income	1,811	2,038	1,478
Credit card fees	17,372	17,045	16,828
Bank owned life insurance income	1,319	1,463	1,481
(Loss) gain on sale of securities, net	(151)	2	-
Gain on FDIC assisted transactions	-	3,411	-
Net (loss) gain on assets covered by FDIC loss share agreements	(16,188)	(9,793)	154
Other income	3,746	2,966	4,173
TOTAL NON-INTEREST INCOME	40,616	48,371	53,465

NON-INTEREST EXPENSE
Salaries and employee benefits	74,078	66,999	65,058
Occupancy expense, net	10,034	8,603	8,443
Furniture and equipment expense	7,623	6,882	6,633
Other real estate and foreclosure expense	1,337	992	678
Deposit insurance	2,482	2,086	2,387
Merger related costs	6,376	1,896	357
Other operating expenses	32,882	30,275	31,094
TOTAL NON-INTEREST EXPENSE	134,812	117,733	114,650

INCOME BEFORE INCOME TAXES	32,536	40,015	35,799
Provision for income taxes	9,305	12,331	10,425

NET INCOME	$23,231	$27,684	$25,374
BASIC EARNINGS PER SHARE	$1.42	$1.64	$1.47
DILUTED EARNINGS PER SHARE	$1.42	$1.64	$1.47

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011

(In thousands)	2013	2012	2011

NET INCOME	$23,231	$27,684	$25,374

OTHER COMPREHENSIVE INCOME
Unrealized holding losses arising during the period on available-for-sale securities	(5,513)	(297)	(120)
Less: Reclassification adjustment for realized (losses) gains included in net income	(151)	2	-
Other comprehensive loss, before tax effect	(5,362)	(299)	(120)
Less: Tax effect of other comprehensive loss	(2,103)	(117)	(47)

TOTAL OTHER COMPREHENSIVE LOSS	(3,259)	(182)	(73)

COMPREHENSIVE INCOME	$19,972	$27,502	$25,301

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011

(In thousands)	2013	2012	2011

OPERATING ACTIVITIES
Net income	$23,231	$27,684	$25,374
Items not requiring (providing) cash
Depreciation and amortization	6,127	5,516	6,067
Provision for loan losses	4,118	4,140	11,676
Loss (gain) on sale of investment securities	151	(2)	-
Net accretion of investment securities	(1,233)	(283)	(51)
Stock-based compensation expense	1,417	1,388	1,204
Net accretion on assets covered by FDIC loss share	(5,878)	(2,807)	(4,448)
Gain on FDIC-assisted transactions	-	(3,411)	-
Deferred income taxes	(4,618)	485	(3,571)
Bank owned life insurance income	(1,319)	(1,463)	(1,481)
Changes in
Interest receivable	(1,097)	596	2,237
Mortgage loans held for sale	15,873	(2,391)	(5,739)
Assets held in trading accounts	(2,754)	1,317	36
Other assets	6,047	1,961	4,742
Accrued interest and other liabilities	(3,032)	3,054	(2,847)
Income taxes payable	(944)	298	(3,642)
Net cash provided by operating activities	36,089	36,082	29,557

INVESTING ACTIVITIES
Net (originations) collections of loans	(90,977)	(48,502)	75,516
Net collections of loans covered by FDIC loss share	78,305	83,460	66,967
Purchases of premises and equipment, net	(4,772)	(2,268)	(14,470)
Proceeds from sale of foreclosed assets held for sale	18,832	8,322	20,512
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	16,274	14,560	8,200
Proceeds from sale of available-for-sale securities	44,662	2,576	5,350
Proceeds from maturities of available-for-sale securities	165,606	347,205	302,438
Purchases of available-for-sale securities	(89,986)	(336,924)	(331,583)
Proceeds from maturities of held-to-maturity securities	112,359	713,362	228,284
Purchases of held-to-maturity securities	(273,924)	(683,820)	(288,505)
Purchases of bank owned life insurance	(7,000)	(25)	(25)
Net cash proceeds received in FDIC-assisted transactions	-	76,586	-
Cash received on FDIC loss share	14,530	12,471	28,872
Purchases of credit card loans	(10,999)	-	-
Purchase of Metropolitan National Bank, net of cash received	35,485	-	-
Net cash provided by investing activities	8,395	187,003	101,556

FINANCING ACTIVITIES
Net change in deposits	(14,103)	(173,379)	41,628
Dividends paid	(13,707)	(13,495)	(13,156)
Net change in other borrowed funds	(8,988)	(8,922)	(44,257)
Repayment of subordinated debentures	-	(10,310)	-
Net change in federal funds purchased and securities sold under agreements to repurchase	3,809	(32,144)	5,627
Net shares issued under stock compensation plans	936	323	474
Repurchase of common stock	(10,848)	(17,567)	(3,283)
Net cash used in financing activities	(42,901)	(255,494)	(12,967)

INCREASE (DECREASE) IN CASH EQUIVALENTS	1,583	(32,409)	118,146
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	537,797	570,206	452,060

CASH AND CASH EQUIVALENTS, END OF YEAR	$539,380	$537,797	$570,206

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2010	$173	$114,040	$512	$282,646	$397,371
Comprehensive income:
Net income	-	-	-	25,374	25,374
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($47)	-	-	(73)	-	(73)
Comprehensive income					25,301
Stock issued as bonus shares – 47,995 shares	-	98	-	-	98
Vesting bonus shares	-	1,066	-	-	1,066
Stock issued for employee stock purchase plan – 4,805 shares	-	127	-	-	127
Exercise of stock options – 30,319 shares	-	385	-	-	385
Stock granted under stock-based compensation plans	-	138	-	-	138
Securities exchanged under stock option plan – (5,252 shares)	-	(136)	-	-	(136)
Repurchase of common stock – (137,144 shares)	(1)	(3,282)	-	-	(3,283)
Cash dividends – $0.76 per share	-	-	-	(13,156)	(13,156)

Balance, December 31, 2011	172	112,436	439	294,864	407,911
Comprehensive income:
Net income	-	-	-	27,684	27,684
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($117)	-	-	(182)	-	(182)
Comprehensive income					27,502
Stock issued as bonus shares – 51,245 shares	-	191	-	-	191
Vesting bonus shares	-	1,305	-	-	1,305
Stock issued for employee stock purchase plan – 5,103 shares	-	132	-	-	132
Stock granted under stock-based compensation plans	-	83	-	-	83
Repurchase of common stock – (725,887 shares)	(7)	(17,560)	-	-	(17,567)
Cash dividends – $0.80 per share	-	-	-	(13,495)	(13,495)

Balance, December 31, 2012	165	96,587	257	309,053	406,062
Comprehensive income:
Net income	-	-	-	23,231	23,231
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($2,103)	-	-	(3,259)	-	(3,259)
Comprehensive income					19,972
Stock issued as bonus shares – 75,006 shares	1	228	-	-	229
Vesting bonus shares, net of forfeitures – (829 shares)	-	1,390	-	-	1,390
Stock issued for employee stock purchase plan – 5,244 shares	-	126	-	-	126
Exercise of stock options – 24,290 shares	-	604	-	-	604
Stock granted under stock-based compensation plans	-	27	-	-	27
Securities exchanged under stock option plan – (669 shares)	-	(23)	-	-	(23)
Repurchase of common stock – (419,564 shares)	(4)	(10,844)	-	-	(10,848)
Cash dividends – $0.84 per share	-	-	-	(13,707)	(13,707)

Balance, December 31, 2013	$162	$88,095	$(3,002)	$318,577	$403,832

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs.  Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments.  These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund.  Typically, the Company delivers the mortgage loans within a few days after the loans are funded.  These commitments are derivative instruments and their fair values at December 31, 2013 and 2012 are not material.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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

Acquisition Accounting, Acquired Loans

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

Covered Loans and Related Indemnification Asset

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

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC.  A corresponding, claim receivable is recorded until cash is received from the FDIC.  For further discussion of our acquisition and loan accounting, see Note 2 and Note 5 to the Consolidated Financial Statements.

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

Premises Held for Sale

The Company records premises held for sale at the lower of (1) cost less accumulated depreciation or (2) fair value less estimated selling expenses.  These assets are assessed for impairment at the time they are reclassified as held for sale and periodically thereafter.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  The Company performs an annual goodwill impairment test, and more frequently if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually, or more frequently if certain conditions occur.  Intangible assets with finite lives are amortized over the estimated life of the asset, and are reviewed for impairment whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  Impairment losses, if any, will be recorded as operating expenses.

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers.  The Company records all derivatives on the balance sheet at fair value.  Historically, the Company’s policy has been not to invest in derivative type investments, but, in an effort to meet the financing needs of its customers, the Company has entered into three fair value hedges.  Fair value hedges include interest rate swap agreements on fixed rate loans.  For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument.  The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amount of the loans being hedged was $9.1 million at December 31, 2013, and $5.3 million at December 31, 2012.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2013	2012	2011

Net Income	$23,231	$27,684	$25,374

Average common shares outstanding	16,339	16,909	17,309
Average common share stock options outstanding	13	2	9
Average diluted common shares	16,352	16,911	17,318

Basic earnings per share	$1.42	$1.64	$1.47
Diluted earnings per share	$1.42	$1.64	$1.47

Stock options to purchase 84,780, 141,050 and 147,470 shares, respectively, for the years ended December 31, 2013, 2012 and 2011, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

Subsequent Events

On March 4, 2014 the Company filed a shelf registration statement with the Securities and Exchange Commission.  When declared effective, the shelf registration statement will allow the Company to raise capital from time to time, up to an aggregate of $200 million, through the sale of common stock, preferred stock, stock warrants, stock rights or a combination thereof, subject to market conditions.  Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the Securities and Exchange Commission at the time of the specific offering.

On March 5, 2014 the Company announced the planned consolidation of its six smaller subsidiary banks into the lead bank, Simmons First National Bank (“SFNB” or the “lead bank”).  Three banks, headquartered in Jonesboro, Searcy and Hot Springs, will merge into SFNB in March, 2014.  The remaining three banks, in Lake Village, Russellville and El Dorado, will merge into SFNB in August, 2014.  The Company made the decision to consolidate in order to effectively meet the increased regulatory burden facing banks, to reduce certain operating costs and more efficiently perform operational duties.  Even though it will be under a single charter after consolidation, SFNB will operate as five separate regions.  The Company will maintain the community banking spirit through local leaders making local decisions guided by local advisory boards.

NOTE 2:	ACQUISITIONS

Metropolitan National Bank

On November 25, 2013, Simmons First National Corporation completed the acquisition of Metropolitan National Bank (“Metropolitan” or “MNB”), with its principal office located in Little Rock, Arkansas, pursuant to a Stock Purchase Agreement between the Company and Rogers Bancshares, Inc. (“RBI”), in which the Company purchased all the stock of Metropolitan for $53.6 million in cash.  The acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code.  As part of the acquisition, Metropolitan was merged into the Company’s wholly-owned subsidiary, Simmons First National Bank (“SFNB” or “lead bank”). The Company recorded $6.6 million of pre-tax merger costs related to the acquisition.

Prior to the acquisition, Metropolitan conducted banking business from 45 branches located in central and northwest Arkansas.  Including the effects of the purchase accounting adjustments, the Company acquired approximately $884 million in assets, approximately $457 million in loans, net of discounts, and $838 million of deposits.

A summary, at fair value, of the assets acquired and liabilities assumed in the Metropolitan transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from RBI	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$12,026	$(53,600)	$(41,574)
Interest bearing balances due from banks	77,059	-	77,059
Investment securities	235,160	(2,259)	232,901
Loans acquired, not covered by FDIC loss share	494,839	(37,467)	457,372
Allowance for loan losses	(19,025)	19,025	-
Foreclosed assets not covered by FDIC loss share	64,397	(21,455)	42,942
Premises and equipment	74,753	(22,575)	52,178
Goodwill	-	18,301	18,301
Core deposit premium	-	9,844	9,844
Deferred tax asset	-	30,699	30,699
Other assets	5,646	(1,704)	3,942
Total assets acquired	944,855	(61,191)	883,664

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	150,259	-	150,259
Interest bearing transaction accounts and savings deposits	341,410	-	341,410
Time deposits	345,326	512	345,838
Total deposits	836,995	512	837,507
Fed funds purchased and other borrowings	36,637	-	36,637
Accrued interest and other liabilities	9,443	77	9,520
Total liabilities assumed	883,075	589	883,664
Equity	61,780	(61,780)	-
Total equity assumed	61,780	(61,780)	-
Total liabilities and equity assumed	$944,855	$(61,191)	$883,664

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the Metropolitan acquisition above.

Cash and due from banks and interest bearing balances due from banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.  The $53.6 million adjustment is the cash settlement paid to RBI on the closing date.

Investment securities – Investment securities were acquired with a $2.3 million adjustment to fair value based upon quoted market prices.  This adjustment is primarily the result of marking the held-to-maturity securities to fair value.

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

Premises and equipment – Bank premises and equipment were acquired with a $22.6 million adjustment to fair value.  This represents the difference between current appraisals completed in connection with the acquisition and book value acquired.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill, of $18.3 million.

Core deposit premium – This intangible asset represents the value of the relationships that Metropolitan had with its deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

Deferred tax asset – The deferred tax asset is based on 39.225% of fair value adjustments related to the acquired assets and assumed liabilities and on a calculation of future tax benefits.  Metropolitan had a full valuation allowance against its deferred tax asset on the acquisition date, since it was more-likely-than-not that it would not be realized based on negative evidence which included substantial historical operating losses and a lack of future taxable income projections.  Metropolitan had approximately $72.8 million in net operating loss carryforward of which approximately $34.0 is expected to be utilized by the Company under Internal Revenue Code (IRC) Section 382 limitation calculations.  The Company also recorded Metropolitan’s remaining deferred tax assets and liabilities along with the deferred taxes associated with the purchase price adjustments offset by any IRC Section 382 limitations related to built-in losses.

Other assets – The fair value adjustment results from certain assets whose value was estimated to be less than book value, such a certain prepaid assets, receivables and intangible assets.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date.  The $512,000 fair value adjustment applied to time deposits results from the estimated weighted average interest rate of Metropolitan’s certificates of deposits being slightly above the current market rates.

Federal funds purchased and other borrowings – The carrying amount of these liabilities is a reasonable estimate of fair value based on the short-term nature of these liabilities.

Accrued interest and other liabilities – The fair value used represents the adjustment of certain estimated liabilities from Metropolitan.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition and due to the number of assets acquired and liabilities assumed.  Management will continue to review the estimated fair values of loans, foreclosed assets, property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.  The Company expects to finalize its analysis of the acquired loans along with the other acquired assets and assumed liabilities in this transaction over the next few months, within one year of the acquisition.  Therefore, adjustments to the estimated amounts and carrying values may occur.  See Note 5, Loans Acquired, for discussion regarding subsequent evaluation of future cash flows.

The Company’s operating results for 2013 include the operating results of the acquired assets and assumed liabilities of Metropolitan subsequent to the acquisition date.  Due to the significant fair value adjustments recorded and the fact Metropolitan was acquired under bankruptcy proceedings, historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

FDIC-Assisted Transactions

Truman Bank

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Truman transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from the FDIC	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$22,467	$-	$22,467
Cash received from FDIC	10,495	-	10,495
Federal funds sold	12,338	-	12,338
Investment securities	23,540	-	23,540
Loans acquired, covered by FDIC loss share	87,620	(30,479)	57,141
Loans acquired, not covered by FDIC loss share	89,360	(15,965)	73,395
Foreclosed assets covered by FDIC loss share	20,723	(5,607)	15,116
Foreclosed assets not covered by FDIC loss share	10,314	(2,563)	7,751
FDIC indemnification asset	-	26,723	26,723
Premises and equipment	1,390	-	1,390
Core deposit premium	-	1,191	1,191
Other assets	1,478	149	1,627
Total assets acquired	279,725	(26,551)	253,174

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	22,275	-	22,275
Interest bearing transaction accounts and savings deposits	70,705	-	70,705
Time deposits	135,573	-	135,573
Total deposits	228,553	-	228,553
Fed funds purchased and other borrowings	21,456	-	21,456
Payable to FDIC	1,285	-	1,285
Accrued interest and other liabilities	403	357	760
Total liabilities assumed	$251,697	$357	252,054

Pre-tax gain on FDIC-assisted transaction			$1,120

Excel Bank

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Excel transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from the FDIC	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$18,622	$-	$18,622
Cash received from FDIC	13,845	-	13,845
Federal funds sold	104	-	104
Investment securities	8,583	-	8,583
Loans acquired, covered by FDIC loss share	111,807	(33,660)	78,147
Loans acquired, not covered by FDIC loss share	26,528	(5,376)	21,152
Foreclosed assets covered by FDIC loss share	6,671	(3,558)	3,113
Foreclosed assets not covered by FDIC loss share	8,265	(2,404)	5,861
FDIC indemnification asset	-	26,218	26,218
Premises and equipment	2,582	-	2,582
Core deposit premium	-	1,337	1,337
Other assets	972	-	972
Total assets acquired	197,979	(17,443)	180,536

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	19,372	-	19,372
Interest bearing transaction accounts and savings deposits	55,082	-	55,082
Time deposits	94,138	-	94,138
Total deposits	168,592	-	168,592
FHLB borrowings	8,010	183	8,193
FDIC true-up provision	-	328	328
Accrued interest and other liabilities	426	706	1,132
Total liabilities assumed	$177,028	$1,217	178,245

Pre-tax gain on FDIC-assisted transaction			$2,291

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the FDIC-assisted transactions above.

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

In connection with the Truman and Excel acquisitions, SFNB and the FDIC share in the losses on assets covered under the loss share agreements.  The FDIC will reimburse SFNB for 80% of all losses on covered assets.  The loss sharing agreements entered into by SFNB and the FDIC in conjunction with the purchase and assumption agreements require that SFNB follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses.  Additionally, to the extent that actual losses incurred by SFNB under the loss share agreements are less than expected, SFNB may be required to reimburse the FDIC under the clawback provisions of the loss share agreements.  At December 31, 2013 and 2012, the covered loans and covered other real estate owned and the related FDIC indemnification asset (collectively, the “covered assets”) were reported at the net present value of expected future amounts to be paid or received.

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

The Bank acquired approximately $1.4 million and $2.6 million of the real estate, banking facilities, furniture and equipment of Truman and Excel, respectively, as part of the purchase and assumption agreements, and assumed existing leases on the other banking facilities.

NOTE 3:	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2013				2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity

U.S. Government agencies	$395,198	$50	$(10,535)	$384,713	$288,098	$135	$(679)	$287,554
Mortgage-backed securities	34,425	17	(442)	34,000	49	1	-	50
State and political subdivisions	315,445	2,165	(5,498)	312,112	207,374	5,140	(160)	212,354
Other securities	620	-	-	620	620	-	-	620

Total	$745,688	$2,232	$(16,475)	$731,445	$496,141	$5,276	$(839)	$500,578

Available-for-Sale

U.S. Treasury	$4,001	$-	$(16)	$3,985	$-	$-	$-	$-
U.S. Government agencies	183,781	8	(5,572)	178,217	152,708	65	(292)	152,481
Mortgage-backed securities	1,735	156	-	1,891	20,436	287	(89)	20,634
State and political subdivisions	7,860	4	(3)	7,861	2,989	-	(1)	2,988
Other securities	19,840	484	(1)	20,323	14,787	456	(4)	15,239

Total	$217,217	$652	$(5,592)	$212,277	$190,920	$808	$(386)	$191,342

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2013 and 2012, was $715.3 million and $332.1 million, which is approximately 75.8% and 48.0%, respectively, of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2013

Held-to-Maturity

U.S. Government agencies	$258,474	$6,405	$114,339	$4,130	$372,814	$10,535
Mortgage-backed securities	32,053	442	-	-	32,053	442
State and political subdivisions	130,457	5,311	4,466	187	134,923	5,498

Total	$420,984	$12,158	$118,805	$4,317	$539,790	$16,475

Available-for-Sale

U.S. Treasury	$3,985	$16	$-	$-	$3,985	$16
U.S. Government agencies	111,662	2,682	56,396	2,890	168,058	5,572
State and political subdivisions	2,921	3	-	-	2,921	3
Other securities	573	1	-	-	573	1

Total	$119,141	$2,703	$56,396	$2,890	$175,537	$5,592

December 31, 2012

Held-to-Maturity

U.S. Government agencies	$196,783	$679	$-	$-	$196,783	$679
State and political subdivisions	13,098	70	511	90	13,609	160

Total	$209,881	$749	$511	$90	$210,392	$839

Available-for-Sale

U.S. Government agencies	$105,994	$292	$-	$-	$105,994	$292
Mortgage-backed securities	14,420	88	25	1	14,445	89
State and political subdivisions	1,229	1	-	-	1,229	1
Other securities	1	4	-	-	1	4

Total	$121,644	$385	$25	$1	$121,669	$386

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of December 31, 2013, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2013, management believes the impairments detailed in the table above are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on the above securities for the years ended December 31, 2013, 2012 and 2011, is as follows:

(In thousands)	2013	2012	2011

Taxable
Held-to-maturity	$3,314	$3,107	$4,229
Available-for-sale	2,239	2,214	2,490

Non-taxable
Held-to-maturity	7,682	7,395	7,864
Available-for-sale	65	5	-

Total	$13,300	$12,721	$14,583

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$26,340	$26,405	$1,982	$1,984
After one through five years	255,465	252,709	100,306	99,348
After five through ten years	276,958	269,547	95,786	91,249
After ten years	186,925	182,784	895	965
Other securities	-	-	18,248	18,731

Total	$745,688	$731,445	$217,217	$212,277

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $587.9 million at December 31, 2013 and $434.8 million at December 31, 2012.  The book value of securities sold under agreements to repurchase amounted to $102.8 million and $58.8 million for December 31, 2013 and 2012, respectively.

There were $151,000 of gross realized gains and $302,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2013.  As part of its acquisition strategy related to Truman and Excel, the Company liquidated the acquired mortgage-backed securities, resulting in $193,000 of net realized losses during 2013.  There were $2,000 of realized gains from the sale of available for sale securities and no realized losses during the year ended December 31, 2012.  The Company had no gross realized gains or losses during the year ended December 31, 2011 from the sale of available for sale securities.  The income tax expense/benefit related to security gains/losses was 39.225% of the gross amounts.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2013, the Company’s loan portfolio was $2.40 billion, compared to $1.92 billion at December 31, 2012.  The various categories of loans are summarized as follows:

(In thousands)	2013	2012

Consumer:
Credit cards	$184,935	$185,536
Student loans	25,906	34,145
Other consumer	98,851	105,319
Total consumer	309,692	325,000
Real estate:
Construction	146,458	138,132
Single family residential	392,285	356,907
Other commercial	626,333	568,166
Total real estate	1,165,076	1,063,205
Commercial:
Commercial	164,329	141,336
Agricultural	98,886	93,805
Total commercial	263,215	235,141
Other	4,655	5,167
Loans	1,742,638	1,628,513
Loans acquired, not covered by FDIC loss share (net of discount)	515,644	82,764
Loans acquired, covered by FDIC loss share (net of discount)	146,653	210,842

Total loans before allowance for loan losses	$2,404,935	$1,922,119

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

Nonaccrual loans, excluding loans acquired, at December 31, 2013 and 2012, segregated by class of loans, are as follows:

(In thousands)	2013	2012

Consumer:
Credit cards	$290	$281
Other consumer	677	801
Total consumer	967	1,082
Real estate:
Construction	116	463
Single family residential	2,957	2,706
Other commercial	1,726	4,254
Total real estate	4,799	7,423
Commercial:
Commercial	378	471
Agricultural	117	147
Total commercial	495	618

Total	$6,261	$9,123

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

December 31, 2013
Consumer:
Credit cards	$712	$520	$1,232	$183,703	$184,935	$230
Student loans	627	2,264	2,891	23,015	25,906	2,264
Other consumer	911	458	1,369	97,482	98,851	185
Total consumer	2,250	3,242	5,492	304,200	309,692	2,679
Real estate:
Construction	583	30	613	145,845	146,458	-
Single family residential	2,793	1,114	3,907	388,378	392,285	94
Other commercial	1,019	1,533	2,552	623,781	626,333	82
Total real estate	4,395	2,677	7,072	1,158,004	1,165,076	176
Commercial:
Commercial	357	376	733	163,596	164,329	96
Agricultural	42	37	79	98,807	98,886	-
Total commercial	399	413	812	262,403	263,215	96
Other	-	-	-	4,655	4,655	-

Total	$7,044	$6,332	$13,376	$1,729,262	$1,742,638	$2,951

December 31, 2012
Consumer:
Credit cards	$710	$547	$1,257	$184,279	$185,536	$266
Student loans	901	2,234	3,135	31,010	34,145	2,234
Other consumer	1,149	529	1,678	103,641	105,319	204
Total consumer	2,760	3,310	6,070	318,930	325,000	2,704
Real estate:
Construction	309	365	674	137,458	138,132	-
Single family residential	3,069	1,539	4,608	352,299	356,907	137
Other commercial	716	3,303	4,019	564,147	568,166	-
Total real estate	4,094	5,207	9,301	1,053,904	1,063,205	137
Commercial:
Commercial	340	385	725	140,611	141,336	74
Agricultural	81	113	194	93,611	93,805	-
Total commercial	421	498	919	234,222	235,141	74
Other	-	-	-	5,167	5,167	-

Total	$7,275	$9,015	$16,290	$1,612,223	$1,628,513	$2,915

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

December 31, 2013
Consumer:
Credit cards	$520	$520	$-	$520	$16	$518	$15
Other consumer	925	878	32	910	171	993	41
Total consumer	1,445	1,398	32	1,430	187	1,511	56
Real estate:
Construction	3,251	2,036	1,171	3,207	371	3,692	152
Single family residential	4,497	2,306	1,645	3,951	745	3,754	155
Other commercial	10,328	6,868	2,319	9,187	564	11,924	491
Total real estate	18,076	11,210	5,135	16,345	1,680	19,370	798
Commercial:
Commercial	547	383	78	461	80	613	25
Agricultural	117	80	-	80	13	85	3
Total commercial	664	463	78	541	93	698	28

Total	$20,185	$13,071	$5,245	$18,316	$1,960	$21,579	$882

December 31, 2012
Consumer:
Credit cards	$547	$547	$-	$547	$82	$565	$16
Other consumer	1,140	999	131	1,130	249	1,179	63
Total consumer	1,687	1,546	131	1,677	331	1,744	79
Real estate:
Construction	5,443	3,866	1,494	5,360	505	5,466	291
Single family residential	4,091	2,877	1,140	4,017	494	4,031	214
Other commercial	21,199	5,903	13,078	18,981	1,310	22,521	1,198
Total real estate	30,733	12,646	15,712	28,358	2,309	32,018	1,703
Commercial:
Commercial	842	487	191	678	179	784	42
Agricultural	236	74	16	90	24	232	12
Total commercial	1,078	561	207	768	203	1,016	54

Total	$33,498	$14,753	$16,050	$30,803	$2,843	$34,778	$1,836

At December 31, 2013, and December 31, 2012, impaired loans, net of government guarantees and excluding loans acquired, totaled $18.3 million and $30.8 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $2.0 million and $2.8 million at December 31, 2013 and 2012, respectively.  Approximately $0.8 million, $1.8 million and $2.1 million of interest income was recognized on average impaired loans of $21.6 million, $34.8 million and $46.7 million for 2013, 2012 and 2011, respectively.  Interest recognized on impaired loans on a cash basis during 2013, 2012 and 2011 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

December 31, 2013
Real estate:
Construction	1	988	-	-	1	988
Single-family residential	4	862	-	-	4	862
Other commercial	9	6,974	1	608	10	7,582
Total real estate	14	8,824	1	608	15	9,432
Commercial:
Commercial	1	39	1	60	2	99
Agricultural	1	635	-	-	1	635
Total commercial	2	674	1	60	3	734
Total	16	$9,498	2	$668	18	$10,166

December 31, 2012
Consumer:
Other consumer	1	$33	1	$12	2	$45
Total consumer	1	33	1	12	2	45
Real estate:
Construction	2	1,212	-	-	2	1,212
Single-family residential	3	570	1	15	4	585
Other commercial	14	8,508	4	2,962	18	11,470
Total real estate	19	10,290	5	2,977	24	13,267
Commercial:
Commercial	1	39	1	85	2	124
Agricultural	1	653	-	-	1	653
Total commercial	2	692	1	85	3	777
Total	22	$11,015	7	$3,074	29	$14,089

The following table presents loans that were restructured as TDRs during the years ended December 31, 2013 and 2012, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Year Ended December 31, 2013
Real estate:
Single family residential	1	$321	$311	$-	311	$-
Total real estate	1	321	311	-	311	-

Total	1	$321	$311	$-	$311	$-

Year Ended December 31, 2012
Consumer:
Other consumer	1	$48	$33	$-	$33	$-
Total consumer	1	48	33		33	-
Real estate:
Construction	1	51	51	-	51	-
Other commercial	5	2,178	1,981	653	1,328	-
Total real estate	6	2,229	2,032	653	1,379	-
Commercial:
Commercial	1	50	39	-	39	-
Total commercial	1	50	39	-	39	-

Total	8	$2,327	$2,104	$653	$1,451	$-

During the year ended December 31, 2013, the Company modified a total of one loan with a recorded investment of $321,000 prior to modification which was deemed troubled debt restructuring.  The restructured loan was modified by lowering of the interest rate.  Based on the fair value of the collateral, no specific reserve was determined necessary for this loan.  Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

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

The following table presents loans for which a payment default occurred during the year ended December 31, 2012, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired, segregated by class of loans.  We define a payment default as a payment received more than 90 days after its due date. There were no TDRs for which a payment default occurred during the year ended December 31, 2013.

(Dollars in thousands)	Number of Loans	Recorded Balance at December 31	Charge-offs	Transfers to OREO

Year Ended December 31, 2012
Real estate:
Other commercial	3	$615	$1,321	$473
Total real estate	3	615	1,321	473
Commercial:
Commercial	1	7	125	-
Total commercial	1	7	125	-

Total	4	$622	$1,446	$473

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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system.   Loans acquired through FDIC-assisted transactions are accounted for in pools, and all of the loan pools were considered satisfactory at December 31, 2013 and December 31, 2012, respectively.  Loans acquired in the Metropolitan acquisition are evaluated individually and include purchased credit impaired loans of $27.4 million that are classified as substandard.  All other loans acquired in the Metropolitan transaction are considered satisfactory at December 31, 2013.  Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC.  See Note 5, Loans Acquired, for further discussion of the acquired loans, loan pools and loss sharing agreements.

Purchased credit impaired loans are loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed.  Their fair value was initially based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest.  The difference between the undiscounted cash flows expected at acquisition and the fair value at acquisition is recognized as interest income on a level-yield method over the life of the loan.  Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized as a yield adjustment.  Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life.  Decreases in expected cash flows are recognized as impairment.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans were $35.9 million and $39.0 million as of December 31, 2013 and December 31, 2012, respectively.

The following table presents a summary of loans by credit risk rating, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2013
Consumer:
Credit cards	$184,415	$-	$520	$-	$-	$184,935
Student loans	23,642	-	2,264	-	-	25,906
Other consumer	97,655	2	1,121	56	17	98,851
Total consumer	305,712	2	3,905	56	17	309,692
Real estate:
Construction	142,213	71	4,174	-	-	146,458
Single family residential	383,934	1,412	6,939	-	-	392,285
Other commercial	600,045	7,597	18,691	-	-	626,333
Total real estate	1,126,192	9,080	29,804	-	-	1,165,076
Commercial:
Commercial	162,118	200	2,001	10	-	164,329
Agricultural	98,761	-	125	-	-	98,886
Total commercial	260,879	200	2,126	10	-	263,215
Other	4,655	-	-	-	-	4,655
Loans acquired, not covered by FDIC loss share (1)	488,288	-	27,356	-	-	515,644
Loans acquired, covered by FDIC loss share	146,653	-	-	-	-	146,653

Total	$2,332,379	$9,282	$63,191	$66	$17	$2,404,935

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2012
Consumer:
Credit cards	$184,989	$-	$547	$-	$-	$185,536
Student loans	31,911	-	2,234	-	-	34,145
Other consumer	103,597	7	1,660	33	22	105,319
Total consumer	320,497	7	4,441	33	22	325,000
Real estate:
Construction	131,873	30	6,229	-	-	138,132
Single family residential	348,628	1,458	6,821	-	-	356,907
Other commercial	540,986	8,484	18,696	-	-	568,166
Total real estate	1,021,487	9,972	31,746	-	-	1,063,205
Commercial:
Commercial	138,948	114	2,235	39	-	141,336
Agricultural	93,357	-	448	-	-	93,805
Total commercial	232,305	114	2,683	39	-	235,141
Other	5,167	-	-	-	-	5,167
Loans acquired, not covered by FDIC loss share	82,764	-	-	-	-	82,764
Loans acquired, covered by FDIC loss share	210,842	-	-	-	-	210,842

Total	$1,873,062	$10,093	$38,870	$72	$22	$1,922,119

(1)	Purchased credit impaired loans from the Metropolitan acquisition are classified as substandard.

Net (charge-offs)/recoveries for the years ended December 31, 2013 and 2012, excluding loans acquired, segregated by class of loans, were as follows:

(In thousands)	2013	2012

Consumer:
Credit cards	$(2,362)	$(2,658)
Student loans	(69)	(86)
Other consumer	(901)	(537)
Total consumer	(3,332)	(3,281)
Real estate:
Construction	(105)	7
Single family residential	(256)	(526)
Other commercial	(675)	(2,193)
Total real estate	(1,036)	(2,712)
Commercial:
Commercial	(157)	(221)
Agricultural	(33)	(152)
Total commercial	(190)	(373)

Total	$(4,558)	$(6,366)

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

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total
December 31, 2013
Balance, beginning of year	$3,446	$15,453	$7,211	$1,772	$-	$27,882

Provision for loan losses	(51)	2,468	581	1,120	-	4,118

Charge-offs	(382)	(1,628)	(3,263)	(1,561)	-	(6,834)
Recoveries	192	592	901	591	-	2,276

Net charge-offs	(190)	(1,036)	(2,362)	(970)	-	(4,558)

Balance, end of year	$3,205	$16,885	$5,430	$1,922	$-	$27,442

Period-end amount allocated to:
Loans individually evaluated for impairment	$93	$1,680	$16	$171	$-	$1,960
Loans collectively evaluated for impairment	3,112	15,205	5,414	1,751	-	25,482

Balance, end of year	$3,205	$16,885	$5,430	$1,922	$-	$27,442

December 31, 2012
Balance, beginning of year	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108

Provision for loan losses	1,756	8,048	4,356	548	(10,568)	4,140

Charge-offs	(543)	(4,095)	(3,516)	(1,198)	-	(9,352)
Recoveries	170	1,383	858	575	-	2,986

Net charge-offs	(373)	(2,712)	(2,658)	(623)	-	(6,366)

Balance, end of year	$3,446	$15,453	$7,211	$1,772	$-	$27,882

Period-end amount allocated to:
Loans individually evaluated for impairment	$203	$2,309	$82	$249	$-	$2,843
Loans collectively evaluated for impairment	3,243	13,144	7,129	1,523	-	25,039

Balance, end of year	$3,446	$15,453	$7,211	$1,772	$-	$27,882

Activity in the allowance for loan losses for the year ended December 31, 2011 was as follows:

December 31, 2011
Balance, beginning of year	$2,277	$9,692	$5,549	$1,958	$6,940	$26,416

Provision for loan losses	576	2,609	3,688	1,175	3,628	11,676

Charge-offs	(1,411)	(3,165)	(4,703)	(1,890)	-	(11,169)
Recoveries	621	981	979	604	-	3,185

Net charge-offs	(790)	(2,184)	(3,724)	(1,286)	-	(7,984)

Balance, end of year	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108

The Company’s recorded investment in loans, excluding loans acquired, as of December 31, 2013 and 2012 related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology is as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

December 31, 2013
Loans individually evaluated for impairment	$541	$16,345	$520	$910	$18,316
Loans collectively evaluated for impairment	262,674	1,148,731	184,415	128,502	1,724,322

Balance, end of period	$263,215	$1,165,076	$184,935	$129,412	$1,742,638

December 31, 2012
Loans individually evaluated for impairment	$768	$28,358	$547	$1,130	$30,803
Loans collectively evaluated for impairment	234,373	1,034,847	184,989	143,501	1,597,710

Balance, end of period	$235,141	$1,063,205	$185,536	$144,631	$1,628,513

NOTE 5:	LOANS ACQUIRED

The Company evaluated $429.0 million of net loans ($442.0 million gross loans less $13.0 million discount) purchased in conjunction with the acquisition of Metropolitan, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans. The Company evaluated the remaining $28.4 million of net loans ($52.8 million gross loans less $24.5 million discount) purchased in conjunction with the acquisition of Metropolitan for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The Company evaluated all of the loans purchased in conjunction with the acquisition of Truman, Excel and its previous FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  These loans were not classified as nonperforming assets at December 31, 2013, or December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of loans acquired

The following table reflects the carrying value of all acquired loans as of December 31, 2013 and 2012:

	Loans Acquired At December 31,
(in thousands)	2013	2012

Consumer:
Credit cards	$8,116	$-
Other consumer	15,242	1,847
Total consumer	23,358	1,847
Real estate:
Construction	29,936	19,172
Single family residential	87,861	90,795
Other commercial	449,285	160,148
Total real estate	567,082	270,115
Commercial:
Commercial	71,857	18,950
Agricultural	-	2,694
Total commercial	71,857	21,644

Total loans acquired (1)	$662,297	$293,606

(1)	Loans acquired include $146.7 million and $210.8 million of loans covered by FDIC loss share agreements at December 31, 2013 and 2012, respectively.

Loans acquired as a part of the Metropolitan transaction were individually evaluated and recorded at estimated fair value, including estimated credit losses, at the time of acquisition.  The loans acquired in FDIC assisted transactions were grouped into pools based on common risk characteristics and the pools were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loans and loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to the Company’s legacy loan portfolio, with most focus being placed on those loans which include the larger loan relationships and those loans which exhibit higher risk characteristics.

The following is a summary of the non-covered loans acquired in the Metropolitan acquisition on November 25, 2013, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$442,009	$52,830
Non-accretable difference (expected losses and foregone interest)	-	(21,962)
Cash flows expected to be collected at acquisition	442,009	30,868
Accretable yield	(12,989)	(2,516)
Basis in acquired loans at acquisition	$429,020	$28,352

The following is a summary of the covered impaired loans acquired in the acquisitions during 2012, as of the dates of acquisition.

(in thousands)	Truman	Excel

Contractually required principal and interest at acquisition	$90,227	$121,850
Non-accretable difference (expected losses and foregone interest)	(25,308)	(29,258)
Cash flows expected to be collected at acquisition	64,919	92,592
Accretable yield	(7,778)	(14,445)
Basis in acquired loans at acquisition	$57,141	$78,147

The following is a summary of the non-covered impaired loans acquired in the acquisitions during 2012, as of the dates of acquisition.

(in thousands)	Truman	Excel

Contractually required principal and interest at acquisition	$99,065	$30,048
Non-accretable difference (expected losses and foregone interest)	(12,248)	(5,170)
Cash flows expected to be collected at acquisition	86,817	24,878
Accretable yield	(13,422)	(3,726)
Basis in acquired loans at acquisition	$73,395	$21,152

As of the respective acquisition dates, the estimates of contractually required payments receivable, including interest, for all covered and non-covered loans acquired in the Metropolitan, Truman and Excel transactions were $836.0 million.  The cash flows expected to be collected as of the acquisition dates for these loans were $742.1 million, including interest.  These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired loan pools, and adjustments may or may not be required.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased on the loans acquired in 2010 based on payment histories and reduced loss expectations of the loan pools.  Beginning in the third quarter of 2013, the cash flows estimate has also increased on the loans acquired in 2012.  These projected cash flow improvements have resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  For those loan pools covered by FDIC loss share, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.

The impact of the adjustments on the Company’s financial results for the years ended December 31, 2013 and 2012 is shown below:

(In thousands)	2013	2012

Impact on net interest income	$18,905	$11,751
Non-interest income	(18,106)	(10,755)

Net impact to pre-tax income	799	997

Net impact, net of taxes	$486	$606

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $33.0 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $25.6 million.  Of the remaining adjustments, the Company expects to recognize $21.4 million of interest income and a $20.6 million reduction of non-interest income for a net addition to pre-tax income of approximately $0.8 million during 2014.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the years ended December 31, 2013, 2012 and 2011.

(in thousands)	Accretable Yield	Carrying Amount of Loans

Balance, January 1, 2011	$36,247	231,600
Additions	23,704	-
Accretion	(17,118)	17,118
Payments and other reductions, net	-	(90,643)
Balance, December 31, 2011	42,833	158,075

Additions	39,371	229,835
Accretable yield adjustments	-	-
Accretion	(24,138)	24,138
Payments and other reductions, net	-	(118,442)
Balance, December 31, 2012	58,066	293,606

Additions	2,516	28,352
Accretable yield adjustments	17,380	-
Accretion	(36,577)	36,577
Payments and other reductions, net	-	(123,750)
Balance, December 31, 2013	$41,385	$234,785

Purchased impaired loans on the FDIC-assisted transactions are evaluated in pools with similar characteristics.  No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  For Metropolitan, purchased impaired loans are evaluated on an individual borrower basis.  No loans evaluated by the Company were determined to have experience further impairment.  Therefore, there were no allowances for loan losses related to the purchased impaired loans at December 31, 2013 or 2012.

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

The following table presents a summary of the changes in the FDIC true-up provision for years ended December 31, 2013, 2012 and 2011.

(in thousands)	FDIC True-up Provision

Balance, January 1, 2011	$3,246
FDIC true-up provision recorded on new acquisitions	-
Amortization expense	131
Adjustments related to changes in expected losses	42
Balance, December 31, 2011	3,419

FDIC true-up provision recorded on new acquisitions	328
Amortization expense	138
Adjustments related to changes in expected losses	969
Balance, December 31, 2012	4,854

FDIC true-up provision recorded on new acquisitions	-
Amortization expense	160
Adjustments related to changes in expected losses	1,754
Balance, December 31, 2013	$6,768

NOTE 6:	GOODWILL AND OTHER INTANGIBLES

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $78.9 million at December 31, 2013 and $60.6 million at December 31, 2012.  The Company recorded $18.3 million of goodwill during 2013 as a result of its Metropolitan acquisition.  Although the Company had two FDIC-assisted acquisitions during the year ended December 31, 2012, no additional goodwill was recorded, as both transactions resulted in a bargain purchase gain.  Goodwill impairment was neither indicated nor recorded in 2013, 2012 or 2011.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.  Core deposit premiums of $9.8 million were recorded in 2013 as part of the Metropolitan acquisition.  Additional core deposit premiums of approximately $1.2 million and $1.3 million were recorded in 2012 as part of the FDIC-assisted acquisitions of Truman and Excel, respectively.

On September 30, 2013, the Company acquired a credit card portfolio and recorded Purchased Credit Card Relationships (“PCCR’s”) of $2.1 million.  This intangible asset will be amortized over a five year period, with monthly amortization beginning in October 2013.  The Company had no PCCR’s as of December 31, 2012.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at December 31, 2013 and 2012 were as follows:

(In thousands)	December 31, 2013	December 31, 2012

Goodwill	$78,906	$60,605
Core deposit premiums:
Gross carrying amount	15,245	5,597
Accumulated amortization	(2,237)	(1,837)
Core deposit premiums, net	13,008	3,760
Purchased credit card relationships:
Gross carrying amount	2,068	-
Accumulated amortization	(104)	-
Purchased credit card relationships, net	1,964	-
Other intangible assets, net	14,972	3,760
Total goodwill and other intangible assets	$93,878	$64,365

Core deposit premium amortization expense recorded for the years ended December 31, 2013, 2012 and 2011, was $600,000, $347,000 and $884,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of December 31, 2013 is as follows:

(In thousands)	Year	Amortization Expense
	2014	$1,394
	2015	1,388
	2016	1,385
	2017	1,385
	2018	1,385
	Thereafter	6,071
	Total	$13,008

PCCR amortization expense recorded for the year ended December 31, 2013 was $104,000.  There was no PCCR amortization expense recorded for the years ended December 31, 2012 and 2011.  The Company’s estimated remaining amortization expense on PCCR’s as of December 31, 2013 is as follows:

(In thousands)	Year	Amortization Expense
	2014	$414
	2015	414
	2016	414
	2017	414
	2018	308
	Total	$1,964

NOTE 7:	TIME DEPOSITS

Time deposits included approximately $504,782,000 and $370,598,000 of certificates of deposit of $100,000 or more, at December 31, 2013 and 2012, respectively.  Brokered deposits were $16,805,000 and $16,596,000 at December 31, 2013 and 2012, respectively.  Maturities of all time deposits are as follows:  2014 – $870,177,000; 2015 – $160,688,000; 2016 – $73,790,000; 2017 – $8,411,000; 2018 – $3,397,000 and $48,000 thereafter.

Deposits are the Company's primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 8:	INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2013	2012	2011

Income taxes currently payable	$13,923	$11,846	$13,996
Deferred income taxes	(4,618)	485	(3,571)

Provision for income taxes	$9,305	$12,331	$10,425

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31. 2013 and 2012:

(In thousands)	2013	2012

Deferred tax assets
Loans acquired	$25,252	$24,186
FDIC true-up liability	2,369	1,775
Allowance for loan losses	10,660	10,736
Valuation of foreclosed assets	7,468	669
Tax NOLs from acquisition	11,819	--
Deferred compensation payable	1,808	1,676
FHLB advances	283	409
Vacation compensation	1,148	1,058
Accumulated depreciation	4,916	280
Loan interest	767	767
Unrealized loss on available-for-sale securities	1,938	--
Other	5,886	569
Gross deferred tax assets	70,914	42,125

Deferred tax liabilities
Goodwill and other intangible amortization	(16,506)	(11,190)
FDIC indemnification asset	(19,138)	(31,846)
Unrealized gain on available-for-sale securities	--	(166)
Deferred loan fee income and expenses, net	(2,696)	(2,373)
FHLB stock dividends	(1,110)	(296)
Other	(1,231)	(3,443)
Gross deferred tax liabilities	(40,682)	(49,314)

Net deferred tax asset (liability)	$30,232	$(7,189)

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below for the years ended December 31:

(In thousands)	2013	2012	2011

Computed at the statutory rate (35%)	$11,387	$14,012	$12,530
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	825	1,142	883
Tax exempt interest income	(2,739)	(2,615)	(2,780)
Tax exempt earnings on BOLI	(461)	(512)	(518)
Other differences, net	293	304	310

Actual tax provision	$9,305	$12,331	$10,425

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

As discussed in Note 2, Metropolitan National Bank had approximately $72.8 million in net operating loss carryforward of which approximately $34.0 million is expected to be utilized by the Company under Internal Revenue Code Section 382 limitation calculations.  The net operating loss carryforwards expire between 2028 and 2032.

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2010 tax year and forward.  The Company’s various state income tax returns are generally open from the 2007 and later tax return years based on individual state statute of limitations.

NOTE 9:	OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at December 31, 2013, and 2012 consisted of the following components.

(In thousands)	2013	2012

Other Borrowings
FHLB advances, due 2013 to 2033, 0.35% to 8.41%, secured by residential real estate loans	$71,090	$89,441
Notes payable, due 12/31/2014 to 12/31/2016, 3.25%, floating rate, unsecured	46,000	-
	117,090	89,441
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620

Total other borrowings and subordinated debentures	$137,710	$110,061

During the fourth quarter of 2013, the Company borrowed $46.0 million from correspondent banks to partially fund the acquisition of Metropolitan.  This debt is unsecured and is scheduled to be repaid in three years or less, by December 31, 2016.

At December 31, 2013, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $71.1 million at December 31, 2013, with approximately $520.8 million of additional advances available from the FHLB.

The FHLB advances are secured by mortgage loans and investment securities totaling approximately $551.0 million at December 31, 2013.

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

Aggregate annual maturities of long-term debt at December 31, 2013 are as follows:

(In thousands)	Year	Annual Maturities

	2014	$9,397
	2015	15,267
	2016	47,657
	2017	21,991
	2018	6,593
	Thereafter	36,805

	Total	$137,710

NOTE 10:	CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2013, no preferred stock has been issued.

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

During 2013, the Company repurchased 419,564 shares of stock with a weighted average repurchase price of $25.89 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 154,136 shares.  As a result of its announced acquisition of Metropolitan National Bank, the Company suspended its stock repurchases in August of 2013.  See Note 2, Acquisitions, for additional information on the Metropolitan acquisition.

On March 4, 2014 the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  When declared effective, the shelf registration statement, will allow the Company to raise capital from time to time, up to an aggregate of $200 million, through the sale of common stock, preferred stock, stock warrants, stock rights or a combination thereof, subject to market conditions.  Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

NOTE 11:	TRANSACTIONS WITH RELATED PARTIES

At December 31, 2013 and 2012, the subsidiary banks had extensions of credit to executive officers and directors and to companies in which the subsidiary banks' executive officers or directors were principal owners in the amount of $42.0 million in 2013 and $27.8 million in 2012.

(In thousands)	2013	2012

Balance, beginning of year	$27,790	$28,472
New extensions of credit	30,177	14,077
Repayments	(15,949)	(14,759)
Balance, end of year	$42,018	$27,790

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

Retirement Plans

The Company’s 401(k) retirement plan covers substantially all employees.  Contribution expense totaled $690,000, $624,000 and $625,000, in 2013, 2012 and 2011, respectively.

The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees.  Contribution expense totaled $3,076,000 for 2013, $2,952,000 for 2012 and $2,936,000 for 2011.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant.  The charges to income for the plans were $473,000 for 2013, $258,000 for 2012 and $178,000 for 2011.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an 8 percent discount factor.

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

The table below summarizes the transactions under the Company's active stock compensation plans at December 31, 2013, 2012 and 2011, and changes during the years then ended:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Grant-Date Fair-Value

Balance, December 31, 2010	259	$25.11	111	$26.81
Granted	-	-	48	28.18
Stock Options Exercised	(30)	12.71	-	-
Stock Awards Vested	-	-	(32)	26.83
Forfeited/Expired	(1)	26.20	-	-

Balance, December 31, 2011	228	26.76	127	26.49
Granted	-	-	51	26.29
Stock Options Exercised	-	-	-	-
Stock Awards Vested	-	-	(44)	28.29
Forfeited/Expired	(10)	26.54	-	-

Balance, December 31, 2012	218	$26.77	134	$25.89
Granted	-	-	75	26.89
Stock Options Exercised	(24)	24.88	-	-
Stock Awards Vested	-	-	(63)	26.82
Forfeited/Expired	(9)	26.16	(1)	26.54

Balance, December 31, 2013	185	$27.04	145	$26.00

Exercisable, December 31, 2013	185	$27.04

The following table summarizes information about stock options under the plans outstanding at December 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

$23.78	-	$23.78	28	0.56	$23.78	28	$23.78
24.50	-	24.50	27	1.39	24.50	27	24.50
26.19	-	27.67	45	2.38	26.21	45	26.21
28.42	-	28.42	43	3.41	28.42	43	28.42
30.31	-	30.31	42	4.41	30.31	42	30.31

Stock-based compensation expense totaled $1,417,000 in 2013, $1,388,000 in 2012 and $1,204,000 in 2011.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was no unrecognized stock-based compensation expense related to stock options at December 31, 2013.  Unrecognized stock-based compensation expense related to non-vested stock awards was $2.7 million at December 31, 2013.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.5 years.

Aggregate intrinsic value of both the outstanding stock options and exercisable stock options was $1,864,000 at December 31, 2013.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $37.15 at December 31, 2013, and the exercise price multiplied by the number of options outstanding.  There were 24,290 stock options exercised in 2013, with an intrinsic value of $298,000. There were no stock options exercised in 2012.  The total intrinsic value of stock options exercised in 2011 was $439,000.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted in 2013, 2012 or 2011.

NOTE 13:	ADDITIONAL CASH FLOW INFORMATION

The following table presents additional information on cash payments and non-cash items:

(In thousands)	2013	2012	2011

Interest paid	$11,908	$15,959	$20,974
Income taxes paid	14,867	11,548	17,638
Transfers of loans to foreclosed assets held for sale	7,358	5,173	20,195
Transfers of loans covered by FDIC loss share agreements to foreclosed assets covered by FDIC loss share agreements	9,239	12,268	11,168

In connection with the Metropolitan, Truman and Excel acquisitions, accounted for by using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2013	2012	2011

Assets acquired	$918,963	$433,710	$-
Liabilities assumed	883,664	430,299	-
Purchase price	53,600	-	-
Bargain purchase gains		$3,411	$-
Goodwill	$18,301

NOTE 14:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2013	2012	2011

Professional services	$4,473	$4,851	$4,574
Postage	2,531	2,488	2,486
Telephone	2,323	2,391	2,480
Credit card expense	6,869	6,906	6,565
Operating supplies	1,511	1,419	1,653
Amortization of core deposit premiums	600	347	884
Other expense	14,575	11,873	12,452
Total	$32,882	$30,275	$31,094

The Company had aggregate annual equipment rental expense of approximately $1.7 million in 2013, $1.3 million in 2012 and $540,000 in 2011.  During 2012, the Company transitioned from purchasing to leasing its ATMs, accounting for approximately $1,153,000 of the 2013 rental expense and $785,000 of the 2012 rental expense.  The Company had aggregate annual occupancy rental expense of approximately $2,385,000 in 2013, $1,617,000 in 2012 and $1,412,000 in 2011.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2013 and 2012.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013
Available-for-sale securities
U.S. Treasury	$3,985	$-	$3,985	$
U.S. Government agencies	178,217	-	178,217		-
Mortgage-backed securities	1,891	-	1,891		-
States and political subdivisions	7,861	-	7,861		-
Other securities	20,323	1,504	18,819		-
Assets held in trading accounts	8,978	1,520	7,458		-

December 31, 2012
Available-for-sale securities
U.S. Government agencies	$152,481	$-	$152,481		$-
Mortgage-backed securities	20,634	-	20,634		-
States and political subdivisions	2,988	-	2,988		-
Other securities	15,239	1,504	13,735		-
Assets held in trading accounts	6,224	1,800	4,424		-

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of December 31, 2013 and 2012, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $64.8 million and $33.4 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At December 31, 2013 and 2012, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013
Impaired loans (1) (2) (collateral dependent)	$2,768	$-	$-	$2,768
Foreclosed assets held for sale (1)	642	-	-	642

December 31, 2012
Impaired loans (1) (2) (collateral dependent)	$4,900	$-	$-	$4,900
Foreclosed assets held for sale (1)	1,484	-	-	1,484

(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)	Specific allocations of $249,000 and $219,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the period.

ASC Topic 825, Financial Instruments, requires disclosure in annual financial statements of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments not previously disclosed.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments not previously disclosed are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

December 31, 2013
Financial assets:
Cash and cash equivalents	$539,380	$539,380	$--	$--	$539,380
Held-to-maturity securities	745,688	--	731,445	--	731,445
Mortgage loans held for sale	9,494	--	--	9,494	9,494
Interest receivable	15,654	--	15,654	--	15,654
Legacy loans (net of allowance)	1,715,196	--	--	1,694,748	1,694,748
Loans acquired, not covered by FDIC loss share	515,644	--	--	513,676	513,676
Loans acquired, covered by FDIC loss share	146,653	--	--	143,814	143,814
FDIC indemnification asset	48,791	--	--	48,791	48,791

Financial liabilities:
Non-interest bearing transaction accounts	718,438	--	718,438	--	718,438
Interest bearing transaction accounts and savings deposits	1,862,618	--	1,862,618	--	1,862,618
Time deposits	1,116,511	--	--	1,120,035	1,120,035
Federal funds purchased and securities sold under agreements to repurchase	107,887	--	107,887	--	107,887
Other borrowings	117,090	--	117,160	--	117,160
Subordinated debentures	20,620	--	12,991	--	12,991
Interest payable	1,450	--	1,450	--	1,450

December 31, 2012
Financial assets
Cash and cash equivalents	$537,797	$537,797	$--	$--	$537,797
Held-to-maturity securities	496,141	--	500,578	--	500,578
Mortgage loans held for sale	25,367	--	--	25,367	25,367
Interest receivable	14,530	--	14,530	--	14,530
Legacy loans (net of allowance)	1,600,631	--	--	1,602,014	1,602,014
Loans acquired, not covered by FDIC loss share	82,764	--	--	82,764	82,764
Loans acquired, covered by FDIC loss share	210,842	--	--	208,685	208,685
FDIC indemnification asset	75,286	--	--	75,286	75,286

Financial liabilities:
Non-interest bearing transaction accounts	576,655	--	576,655	--	576,655
Interest bearing transaction accounts and savings deposits	1,421,137	--	1,421,137	--	1,421,137
Time deposits	876,371	--	--	880,201	880,201
Federal funds purchased and securities sold under agreements to repurchase	104,078	--	104,078	--	104,078
Other borrowings	89,441	--	94,472	--	94,472
Subordinated debentures	20,620	--	15,414	--	15,414
Interest payable	1,096	--	1,096	--	1,096

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

At December 31, 2013, the Company had outstanding commitments to extend credit aggregating approximately $464,108,000 and $408,388,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2012, the Company had outstanding commitments to extend credit aggregating approximately $401,817,000 and $301,444,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,349,000 and $9,901,000 at December 31, 2013 and 2012, respectively, with terms ranging from 9 months to 5 years.  The Company’s deferred revenue under standby letter of credit agreements was approximately $10,000 at December 31, 2013 and 2012.

At December 31, 2013, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 18:	NEW ACCOUNTING STANDARDS

In December, 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 amends Topic 210 to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  ASU 2011-11 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s ongoing financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) –Testing Indefinite-Lived Intangible Assets for Impairment.  ASU 2012-02 amends the guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment.  The provisions of ASU 2012-02 allow for a qualitative assessment in testing an indefinite-lived intangible asset for impairment before calculating the fair value of the asset.  If the qualitative assessment determines that it is more likely than not that the asset is impaired, then a quantitative assessment of the fair value of the asset is required; otherwise, the quantitative calculation is not necessary.  The provisions of ASU 2012-02 became effective  for the Company on January 1, 2013 and did not have a significant impact on the Company’s ongoing financial position or results of operations.

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

In February, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income in their entirety, by component, on the face of the statement of comprehensive income or in the notes to the financial statements.  Amounts that are not required to be classified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  ASU 2013-02 became effective for the Company on January 1, 2013, and did not have a significant impact on the Company's financial position or results of operations.

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

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Office of the Comptroller of the Currency is required if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year.  At December 31, 2013, the Company subsidiaries had approximately $12.3 million in undivided profits available for payment of dividends to the Company without prior approval of the regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2013, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s most significant subsidiaries are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio-%	Amount		Ratio (%)

As of December 31, 2013
Total Risk-Based Capital Ratio
Simmons First National Corporation	$380,347	14.1	$215,800	8.0	$	N/A
Simmons First National Bank	275,961	14.8	149,168	8.0		186,460	10.0
Simmons First Bank of Northeast Arkansas	37,701	14.3	21,091	8.0		26,364	10.0
Simmons First Bank of Russellville	19,435	17.3	8,987	8.0		11,234	10.0
Simmons First Bank of El Dorado	20,143	19.2	8,393	8.0		10,491	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	351,334	13.0	108,103	4.0		N/A
Simmons First National Bank	261,318	14.0	74,662	4.0		111,993	6.0
Simmons First Bank of Northeast Arkansas	34,413	13.0	10,589	4.0		15,883	6.0
Simmons First Bank of Russellville	18,028	16.1	4,479	4.0		6,719	6.0
Simmons First Bank of El Dorado	18,825	17.9	4,207	4.0		6,310	6.0
Tier 1 Leverage Ratio
Simmons First National Corporation	351,334	9.2	152,754	4.0		N/A
Simmons First National Bank	261,318	10.1	103,492	4.0		129,365	5.0
Simmons First Bank of Northeast Arkansas	34,413	9.8	14,046	4.0		17,558	5.0
Simmons First Bank of Russellville	18,028	10.1	7,140	4.0		8,925	5.0
Simmons First Bank of El Dorado	18,825	8.9	8,461	4.0		10,576	5.0

As of December 31, 2012
Total Risk-Based Capital Ratio
Simmons First National Corporation	$401,601	20.3	$158,266	8.0	$	N/A
Simmons First National Bank	181,760	17.2	84,540	8.0		105,674	10.0
Simmons First Bank of Northeast Arkansas	36,084	13.7	21,071	8.0		26,339	10.0
Simmons First Bank of Russellville	18,602	15.6	9,539	8.0		11,924	10.0
Simmons First Bank of El Dorado	19,534	19.0	8,225	8.0		10,281	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	376,839	19.1	78,919	4.0		N/A
Simmons First National Bank	171,522	16.3	42,091	4.0		63,137	6.0
Simmons First Bank of Northeast Arkansas	33,053	12.6	10,493	4.0		15,740	6.0
Simmons First Bank of Russellville	17,102	14.3	4,784	4.0		7,176	6.0
Simmons First Bank of El Dorado	18,409	17.9	4,114	4.0		6,171	6.0
Tier 1 Leverage Ratio
Simmons First National Corporation	376,839	10.8	139,570	4.0		N/A
Simmons First National Bank	171,522	8.3	82,661	4.0		103,327	5.0
Simmons First Bank of Northeast Arkansas	33,053	9.6	13,772	4.0		17,215	5.0
Simmons First Bank of Russellville	17,102	9.4	7,277	4.0		9,097	5.0
Simmons First Bank of El Dorado	18,409	8.3	8,872	4.0		11,090	5.0

NOTE 21:	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2013 and 2012

(In thousands)	2013	2012

ASSETS
Cash and cash equivalents	$4,956	$23,107
Investment securities	4,973	3,928
Investments in wholly-owned subsidiaries	452,688	368,847
Intangible assets, net	133	133
Premises and equipment	633	604
Other assets	12,726	33,829
TOTAL ASSETS	$476,109	$430,448

LIABILITIES
Long-term debt	$66,620	$20,620
Other liabilities	5,657	3,766
Total liabilities	72,277	24,386

STOCKHOLDERS’ EQUITY
Common stock	162	165
Surplus	88,095	96,587
Undivided profits	318,577	309,053
Accumulated other comprehensive (loss) income
Unrealized appreciation on available-for-sale securities, net of income taxes of ($1,938) and $166 at December 31, 2013 and 2012 respectively	(3,002)	257
Total stockholders’ equity	403,832	406,062
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$476,109	$430,448

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(In thousands)	2013	2012	2011

INCOME
Dividends from subsidiaries	$23,051	$45,061	$19,291
Other income	8,409	7,155	6,189
	31,460	52,216	25,480
EXPENSE	17,839	15,830	13,756
Income before income taxes and equity in undistributed net income of subsidiaries	13,621	36,386	11,724
Provision for income taxes	(3,510)	(3,195)	(2,743)

Income before equity in undistributed net income of subsidiaries	17,131	39,581	14,467
Equity in (distribution in excess of) undistributed net income of subsidiaries	6,100	(11,897)	10,907

NET INCOME	$23,231	$27,684	$25,374

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(In thousands)	2013	2012	2011

NET INCOME	$23,231	$27,684	$25,374

OTHER COMPREHENSIVE INCOME
Equity in other comprehensive loss of subsidiaries	(3,259)	(182)	(73)

COMPREHENSIVE INCOME	$19,972	$27,502	$25,301

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(In thousands)	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$23,231	$27,684	$25,374
Items not requiring (providing) cash
Depreciation and amortization	145	167	187
Deferred income taxes	81	75	120
Equity in (distribution in excess of) undistributed net income of bank subsidiaries	(6,100)	11,897	(10,907)

Changes in
Other assets	19,978	(20,712)	(3,738)
Other liabilities	1,891	-	(2,493)
Net cash provided by operating activities	39,226	19,111	8,543

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchases of premises and equipment	(174)	(84)	(143)
Additional (return from) investment in subsidiary	(27,400)	310	-
Purchase of available-for-sale securities	(1)	-	-
Purchase of Metropolitan National Bank stock	(53,600)	-	-
Net cash (used in) provided by investing activities	(81,175)	226	(143)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of subordinated debentures	-	(10,310)	-
Issuance of long-term debt	46,000	-	-
Issuance of common stock, net	2,353	1,711	1,678
Payment to repurchase common stock	(10,848)	(17,567)	(3,283)
Dividends paid	(13,707)	(13,495)	(13,156)
Net cash provided by (used in) financing activities	23,798	(39,661)	(14,761)

DECREASE IN CASH AND CASH EQUIVALENTS	(18,151)	(20,324)	(6,361)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23,107	43,431	49,792

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,956	$23,107	$43,431

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures were effective for the period.

(b) Changes in Internal Controls.  The Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting.  On November 25, 2013, we completed our acquisition of Metropolitan National Bank, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the fourth quarter of 2013, to include the operations of Metropolitan.  Otherwise, there were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2013 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

No items are reportable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 15, 2014, to be filed pursuant to Regulation 14A on or about March 17, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 15, 2014, to be filed pursuant to Regulation 14A on or about March 17, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 15, 2014, to be filed pursuant to Regulation 14A on or about March 17, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 15, 2014, to be filed pursuant to Regulation 14A on or about March 17, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 15, 2014, to be filed pursuant to Regulation 14A on or about March 17, 2014.

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

3.2
Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013 (File No. 000-06253)).

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

10.39
Simmons First National Corporation Chief Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

10.40
Simmons First National Corporation Outside Director Stock Incentive Plan - 2014 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

12.1	Computation of Ratios of Earnings to Fixed Charges.*

14
Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

23	Consent of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2
Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3
Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

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

/s/ Marty D. Casteel	March 11, 2014
Marty D. Casteel, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about March 11, 2014.

Signature	Title

/s/ George A. Makris, Jr.	Chairman and Chief Executive Officer
George A. Makris, Jr.	and Director

/s/ Robert A. Fehlman	Senior Executive Vice President,
Robert A. Fehlman	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ David W. Garner	Executive Vice President, Controller and
David W. Garner	Chief Accounting Officer
(Principal Accounting Officer)

/s/ David L. Bartlett	President and Chief Banking Officer and Director
David L. Bartlett

/s/ William E. Clark II	Director
William E. Clark II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Edward Drilling	Director
Edward Drilling

/s/ Sharon L. Gaber	Director
Sharon L. Gaber

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Harry L. Ryburn	Director
Harry L. Ryburn

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw