Form 10-Q
period 2014-03-31
SIMMONS FIRST NATIONAL CORP
filed 2014-05-09
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2014	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 21, 2014, was 16,312,260.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2014

Part I:	Financial Information
Item 1.	Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2014 and December 31, 2013

(In thousands, except share data)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$48,018	$69,827
Interest bearing balances due from banks	474,118	469,553
Cash and cash equivalents	522,136	539,380
Investment securities	1,041,589	957,965
Mortgage loans held for sale	16,717	9,494
Assets held in trading accounts	6,865	8,978
Loans:
Legacy loans	1,779,609	1,742,638
Allowance for loan losses	(26,983)	(27,442)
Loans acquired, not covered by FDIC loss share (net of discount)	450,289	515,644
Loans acquired, covered by FDIC loss share (net of discount)	137,879	146,653
Net loans	2,340,794	2,377,493
FDIC indemnification asset	39,239	48,791
Premises and equipment	111,888	119,614
Premises held for sale	23,779	19,466
Foreclosed assets not covered by FDIC loss share	57,476	64,820
Foreclosed assets covered by FDIC loss share	18,171	20,585
Interest receivable	15,102	15,654
Bank owned life insurance	60,714	60,384
Goodwill	78,529	78,529
Other intangible assets	14,519	14,972
Other assets	49,129	46,975
Total assets	$4,396,647	$4,383,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$838,050	$718,438
Interest bearing transaction accounts and savings deposits	1,793,330	1,862,618
Time deposits	1,075,668	1,116,511
Total deposits	3,707,048	3,697,567
Federal funds purchased and securities sold under agreements to repurchase	104,643	107,887
Other borrowings	116,970	117,090
Subordinated debentures	20,620	20,620
Accrued interest and other liabilities	40,694	36,104
Total liabilities	3,989,975	3,979,268

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at March 31, 2014 and December 31, 2013	-	-
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 16,311,263 and 16,226,256 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	163	162
Surplus	89,274	88,095
Undivided profits	319,354	318,577
Accumulated other comprehensive income (loss)	(2,119)	(3,002)
Total stockholders’ equity	406,672	403,832
Total liabilities and stockholders’ equity	$4,396,647	$4,383,100

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013
	(Unaudited)
INTEREST INCOME
Legacy loans	$21,554	$22,007
Loans acquired	18,577	7,864
Federal funds sold	1	3
Investment securities	4,549	2,902
Mortgage loans held for sale	69	155
Assets held in trading accounts	5	11
Interest bearing balances due from banks	279	290
TOTAL INTEREST INCOME	45,034	33,232

INTEREST EXPENSE
Deposits	2,269	2,199
Federal funds purchased and securities sold under agreements to repurchase	53	65
Other borrowings	1,010	734
Subordinated debentures	157	159
TOTAL INTEREST EXPENSE	3,489	3,157

NET INTEREST INCOME	41,545	30,075
Provision for loan losses	908	919

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,637	29,156

NON-INTEREST INCOME
Trust income	1,537	1,444
Service charges on deposit accounts	6,068	4,241
Other service charges and fees	1,866	775
Mortgage lending income	810	1,216
Investment banking income	181	454
Credit card fees	4,600	4,039
Bank owned life insurance income	330	278
Net loss on assets covered by FDIC loss share agreements	(7,370)	(2,142)
Other income	1,176	1,008
TOTAL NON-INTEREST INCOME	9,198	11,313

NON-INTEREST EXPENSE
Salaries and employee benefits	22,464	18,507
Occupancy expense, net	3,890	2,555
Furniture and equipment expense	2,014	1,723
Other real estate and foreclosure expense	873	331
Deposit insurance	668	775
Merger related costs	1,272	240
Other operating expenses	13,370	7,781
TOTAL NON-INTEREST EXPENSE	44,551	31,912

INCOME BEFORE INCOME TAXES	5,284	8,557
Provision for income taxes	932	2,620

NET INCOME	$4,352	$5,937
BASIC EARNINGS PER SHARE	$0.27	$0.36
DILUTED EARNINGS PER SHARE	$0.27	$0.36

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
(In thousands)	2014	2013
	(Unaudited)

NET INCOME	$4,352	$5,937

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,453	(349)
Less: Reclassification adjustment for realized gains included in net income	-	-
Other comprehensive gain (loss), before tax effect	1,453	(349)
Less: Tax effect of other comprehensive gain (loss)	570	(137)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	883	(212)

COMPREHENSIVE INCOME	$5,235	$5,725

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013

(In thousands)	March 31, 2014	March 31, 2013
	(Unaudited)
OPERATING ACTIVITIES
Net income	$4,352	$5,937
Items not requiring (providing) cash:
Depreciation and amortization	1,897	1,460
Provision for loan losses	908	919
Net (accretion) amortization of investment securities and assets not covered by FDIC loss share	(1,073)	69
Stock-based compensation expense	361	336
Net accretion on assets covered by FDIC loss share	(715)	(1,196)
Deferred income taxes	(2,667)	(1,276)
Bank owned life insurance income	(330)	(278)
Changes in:
Interest receivable	552	1,503
Mortgage loans held for sale	(7,223)	6,267
Assets held in trading accounts	2,113	(2,144)
Other assets	(2,835)	1,149
Accrued interest and other liabilities	4,206	(1,818)
Income taxes payable	2,333	3,517
Net cash provided by operating activities	1,879	14,445

INVESTING ACTIVITIES
Net collections of loans not covered by FDIC loss share	26,757	37,103
Net collections of loans covered by FDIC loss share	16,061	30,648
Purchases of premises and equipment, net	1,969	(1,701)
Proceeds from sale of foreclosed assets held for sale	8,730	8,128
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	2,934	2,853
Proceeds from sale of available-for-sale securities	10	480
Proceeds from maturities of available-for-sale securities	11,687	15,065
Purchases of available-for-sale securities	(63,533)	(16,892)
Proceeds from maturities of held-to-maturity securities	36,307	42,282
Purchases of held-to-maturity securities	(67,265)	(34,615)
Purchase of bank owned life insurance	-	(7,000)
Cash received on FDIC loss share	3,859	5,219
Net cash (used in) provided by investing activities	(22,484)	81,570

FINANCING ACTIVITIES
Net change in deposits	9,481	18,501
Dividends paid	(3,575)	(3,469)
Net change in other borrowed funds	(120)	(7,795)
Net change in federal funds purchased and securities sold under agreements to repurchase	(3,244)	4,149
Net shares issued under stock compensation plans	819	202
Repurchase of common stock	-	(2,402)
Net cash provided by financing activities	3,361	9,186

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,244)	105,201
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	539,380	537,797

CASH AND CASH EQUIVALENTS, END OF PERIOD	$522,136	$642,998

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2014 and 2013

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2012	$165	$96,587	$257	$309,053	$406,062
Comprehensive income:
Net income	-	-	-	5,937	5,937
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($137)	-	-	(212)	-	(212)
Comprehensive income					5,725
Stock issued as bonus shares – 53,376 shares	1	21	-	-	22
Vesting bonus shares	-	320	-	-	320
Stock issued for employee stock purchase plan – 5,244 shares	-	126	-	-	126
Exercise of stock options – (2,283 shares)	-	54			54
Stock granted under stock-based compensation plans	-	16	-	-	16
Repurchase of common stock – (94,015 shares)	(1)	(2,401)	-	-	(2,402)
Cash dividends – $0.21 per share	-	-	-	(3,469)	(3,469)

Balance, March 31, 2013 (Unaudited)	165	94,723	45	311,521	406,454
Comprehensive income:
Net income	-	-	-	17,294	17,294
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($1,966)	-	-	(3,047)	-	(3,047)
Comprehensive income					14,247
Stock issued as bonus shares – 21,630 shares	-	207	-	-	207
Vesting bonus shares, net of forfeitures – (829 shares)	-	1,070	-	-	1,070
Exercise of stock options – 22,007 shares	-	550	-	-	550
Stock granted under stock-based compensation plans	-	11	-	-	11
Securities exchanged under stock option plan – (669 shares)		(23)			(23)
Repurchase of common stock – (325,549 shares)	(3)	(8,443)	-	-	(8,446)
Cash dividends – $0.63 per share	-	-	-	(10,238)	(10,238)

Balance, December 31, 2013	162	88,095	(3,002)	318,577	403,832
Comprehensive income:
Net income	-	-	-	4,352	4,352
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $570	-	-	883	-	883
Comprehensive income					5,235
Stock issued as bonus shares – 63,530 shares	1	269	-	-	270
Vesting bonus shares	-	361	-	-	361
Stock issued for employee stock purchase plan – 4,897 shares	-	118	-	-	118
Exercise of stock options – 16,580 shares	-	431	-	-	431
Cash dividends – $0.22 per share	-	-	-	(3,575)	(3,575)

Balance, March 31, 2014 (Unaudited)	$163	$89,274	$(2,119)	$319,354	$406,672

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

All adjustments made to the unaudited financial statements were of a normal recurring nature.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made.  Certain prior year amounts are reclassified to conform to current year classification.  The consolidated balance sheet of the Company as of December 31, 2013, has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report for 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability.  The provisions of ASU 2013-11 became effective for the Company on January 1, 2014, and did not have a significant impact on the Company’s ongoing financial position or results of operations.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40): Receivables – Troubled Debt Restructurings by Creditors.  The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  ASU 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, ASU 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted.  The Company is in the process of evaluating the impact of ASU 2014-04 on its financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  The Company will be required to adopt this ASU beginning with the quarter ending March 31, 2015.  The adoption of ASU 2014-08 is not expected to have a significant impact on the Company’s ongoing financial position or results of operations.

There have been no other significant changes to the Company’s accounting policies from the 2013 Form 10-K.  Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on the Company’s present or future financial position or results of operations.

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

The Company evaluates loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans.  The Company evaluates purchased impaired loans accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The Company evaluates all of the loans purchased in conjunction with its FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

For impaired loans accounted for under ASC Topic 310-30, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income.  For any significant increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

Covered Loans and Related Indemnification Asset

Because the FDIC will reimburse us for certain losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date.  The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations.  The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.

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

Following is the computation of per share earnings for the three months ended March 31, 2014 and 2013:

(In thousands, except per share data)	2014	2013

Net Income	$4,352	$5,937

Average common shares outstanding	16,270	16,516
Average potential dilutive common shares	40	4
Average diluted common shares	16,310	16,520

Basic earnings per share	$0.27	$0.36
Diluted earnings per share	$0.27	$0.36

Stock options to purchase 140,228 shares for the three months ended March 31, 2013 were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price.

Subsequent Events

Community First Bancshares, Inc. (Pending Acquisition)

On May 6, 2014, Simmons First National Corporation announced that it has entered into a definitive agreement and plan of merger (“Community First Agreement”) with Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“First State”).  According to the terms of the Community First Agreement, the Company will acquire all of the outstanding common stock of Community First in a transaction valued at approximately $245.1 million (based on the Company’s May 2, 2014 closing price), subject to potential adjustments.  The transaction is expected to be immediately accretive to the Company’s diluted core earnings per common share.

Community First conducts banking business from 32 branches located throughout Tennessee.  As of March 31, 2014, Community First had approximately $1.9 billion in assets, $1.1 billion in loans and $1.6 billion in deposits.  Completion of the transaction is expected in the fourth quarter of 2014 and is subject to certain closing conditions, including approval by the shareholders of both Community First and the Company and customary regulatory approvals.  Upon closing, Community First will merge into the Company.

NOTE 2:	ACQUISITIONS

Metropolitan National Bank

On November 25, 2013, Simmons First National Corporation completed the acquisition of Metropolitan National Bank (“Metropolitan” or “MNB”), with its principal office located in Little Rock, Arkansas, pursuant to a Stock Purchase Agreement between the Company and Rogers Bancshares, Inc. (“RBI”), in which the Company purchased all the stock of Metropolitan for $53.6 million in cash.  The acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code.  As part of the acquisition, Metropolitan was merged into the Company’s wholly-owned subsidiary, Simmons First National Bank (“Simmons Bank”).  The Company funded the transaction with $46 million in unsecured debt from correspondent banks with a 3.25% floating rate to be repaid in three years or less.  The Company recorded $6.6 million of pre-tax merger costs during 2013 related to the acquisition.

Prior to the acquisition, Metropolitan conducted banking business from 45 branches located in central and northwest Arkansas.  Including the effects of the purchase accounting adjustments, the Company acquired approximately $884 million in assets, approximately $457 million in loans, net of discounts, and $838 million of deposits.  During the first quarter of 2014, the Company completed the system integration and branch consolidation associated with the Metropolitan acquisition.

Delta Trust & Banking Corporation (Pending Acquisition)

On March 24, 2014, the Company announced that it has entered into a definitive agreement and plan of merger (“Delta Agreement”) with Delta Trust & Banking Corporation (“Delta Trust”), headquartered in Little Rock, Arkansas, including its wholly-owned bank subsidiary Delta Trust & Bank (“DTB”).  According to the terms of the Delta Agreement, the Company will acquire all of the outstanding common stock of Delta Trust in a transaction valued at approximately $66 million (based on the Company’s closing price on March 21, 2014), subject to potential adjustments.

Delta Trust conducts banking business from 9 branches located in central, south and northwest Arkansas.  As of December 31, 2013, Delta Trust had approximately $431 million in assets, $319 million in loans and $377 million in deposits.  Completion of the transaction is expected in the third quarter of 2014 and is subject to certain closing conditions, including Delta Trust shareholder approval and customary regulatory approvals.  Upon closing, Delta Trust will merge into the Company.  In the fourth quarter, the Company anticipates merging DTB into Simmons Bank.

NOTE 3:	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31, 2014				December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$425,616	$502	$(6,751)	$419,367	$395,198	$50	$(10,535)	$384,713
Mortgage-backed securities	33,323	62	(321)	33,064	34,425	17	(442)	34,000
State and political subdivisions	317,056	3,958	(2,951)	318,063	315,445	2,165	(5,498)	312,112
Other securities	620	-	-	620	620	-	-	620
Total HTM	$776,615	$4,522	$(10,023)	$771,114	$745,688	$2,232	$(16,475)	$731,445

Available-for-Sale
U.S. Treasury	$4,001	$-	$(19)	$3,982	$4,001	$-	$(16)	$3,985
U.S. Government agencies	236,067	11	(4,129)	231,949	183,781	8	(5,572	178,217
Mortgage-backed securities	1,671	162	-	1,833	1,735	156	-	1,891
State and political subdivisions	7,355	14	(2)	7,367	7,860	4	(3)	7,861
Other securities	19,366	477	-	19,843	19,840	484	(1)	20,323
Total AFS	$268,460	$664	$(4,150)	$264,974	$217,217	$652	$(5,592)	$212,277

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

As of March 31, 2014, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$237,315	$(4,046)	$122,766	$(2,705)	$360,081	$(6,751)
Mortgage-backed securities	26,849	(321)	-	-	26,849	(321)
State and political subdivisions	79,459	(2,623)	6,048	(328)	85,507	(2,951)
Total	$343,623	$(6,990)	$128,814	$(3,033)	$472,437	$(10,023)

Available-for-Sale
U.S. Treasury	$3,981	$(19)	$-	$-	$3,981	$(19)
U.S. Government agencies	150,630	(2,088)	59,247	(2,041)	209,877	(4,129)
State and political subdivisions	1,010	(1)	204	(1)	1,214	(2)
Total	$155,621	$(2,108)	$59,451	$(2,042)	$215,072	$(4,150)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of March 31, 2014, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2014, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $562.7 million at March 31, 2014 and $587.9 million at December 31, 2013.

The book value of securities sold under agreements to repurchase equaled $95.0 million and $102.8 million for March 31, 2014 and December 31, 2013, respectively.

Income earned on securities for the three months ended March 31, 2014 and 2013, is as follows:

(In thousands)	2014	2013

Taxable:
Held-to-maturity	$1,349	$702
Available-for-sale	550	519
Non-taxable:
Held-to-maturity	2,619	1,675
Available-for-sale	31	6
Total	$4,549	$2,902

Maturities of investment securities at March 31, 2014, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$29,511	$29,632	$2,534	$2,536
After one through five years	298,437	296,763	153,202	152,312
After five through ten years	261,197	257,266	94,090	90,938
After ten years	187,470	187,453	842	918
Other securities (no maturity)	-	-	17,792	18,270
Total	$776,615	$771,114	$268,460	$264,974

There were no realized gains or losses on investment securities for the three months ended March 31, 2014 or 2013.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas and Texas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2014, the Company’s loan portfolio was $2.37 billion, compared to $2.40 billion at December 31, 2013.  The various categories of loans are summarized as follows:

(In thousands)	March 31, 2014	December 31, 2013

Consumer:
Credit cards	$172,609	$184,935
Student loans	24,415	25,906
Other consumer	104,185	98,851
Total consumer	301,209	309,692
Real Estate:
Construction	168,147	146,458
Single family residential	402,588	392,285
Other commercial	644,772	626,333
Total real estate	1,215,507	1,165,076
Commercial:
Commercial	186,303	164,329
Agricultural	72,239	98,886
Total commercial	258,542	263,215
Other	4,351	4,655
Legacy loans	1,779,609	1,742,638
Loans acquired, not covered by FDIC loss share (net of discount)	450,289	515,644
Loans acquired, covered by FDIC loss share (net of discount)	137,879	146,653
Total loans before allowance for loan losses	$2,367,777	$2,404,935

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	March 31, 2014	December 31, 2013

Consumer:
Credit cards	$207	$290
Other consumer	676	677
Total consumer	883	967
Real estate:
Construction	810	116
Single family residential	3,475	2,957
Other commercial	3,790	1,726
Total real estate	8,075	4,799
Commercial:
Commercial	737	378
Agricultural	317	117
Total commercial	1,054	495
Total	$10,012	$6,261

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2014
Consumer:
Credit cards	$574	$467	$1,041	$171,568	$172,609	$260
Student loans	1,012	1,965	2,977	21,438	24,415	1,965
Other consumer	881	380	1,261	102,924	104,185	92
Total consumer	2,467	2,812	5,279	295,930	301,209	2,317
Real estate:
Construction	365	9	374	167,773	168,147	-
Single family residential	1,848	781	2,629	399,959	402,588	-
Other commercial	2,088	1,343	3,431	641,341	644,772	67
Total real estate	4,301	2,133	6,434	1,209,073	1,215,507	67
Commercial:
Commercial	1,271	372	1,643	184,660	186,303	90
Agricultural	330	76	406	71,833	72,239	8
Total commercial	1,601	448	2,049	256,493	258,542	98
Other	-	-	-	4,351	4,351	-
Total	$8,369	$5,393	$13,762	$1,765,847	$1,779,609	$2,482

December 31, 2013
Consumer:
Credit cards	$712	$520	$1,232	$183,703	$184,935	$230
Student loans	627	2,264	2,891	23,015	25,906	2,264
Other consumer	911	458	1,369	97,482	98,851	185
Total consumer	2,250	3,242	5,492	304,200	309,692	2,679
Real estate:
Construction	583	30	613	145,845	146,458	-
Single family residential	2,793	1,114	3,907	388,378	392,285	94
Other commercial	1,019	1,533	2,552	623,781	626,333	82
Total real estate	4,395	2,677	7,072	1,158,004	1,165,076	176
Commercial:
Commercial	357	376	733	163,596	164,329	96
Agricultural	42	37	79	98,807	98,886	-
Total commercial	399	413	812	262,403	263,215	96
Other	-	-	-	4,655	4,655	-
Total	$7,044	$6,332	$13,376	$1,729,262	$1,742,638	$2,951

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

March 31, 2014						Three Months Ended March 31, 2014
Consumer:
Credit cards	$467	$467	$-	$467	$14	$494	$5
Other consumer	823	778	32	810	163	860	10
Total consumer	1,290	1,245	32	1,277	177	1,354	15
Real estate:
Construction	2,160	2,732	63	2,795	26	3,001	33
Single family residential	4,210	2,895	1,118	4,013	887	3,982	44
Other commercial	10,865	7,359	2,587	9,946	627	9,567	106
Total real estate	17,235	12,986	3,768	16,754	1,540	16,550	183
Commercial:
Commercial	949	693	122	815	162	638	7
Agricultural	84	84	-	84	11	82	1
Total commercial	1,033	777	122	899	173	720	8
Total	$19,558	$15,008	$3,922	$18,930	$1,890	$18,624	$206

December 31, 2013						Three Months Ended March 31, 2013
Consumer:
Credit cards	$520	$520	$-	$520	$16	$521	$5
Other consumer	925	878	32	910	171	1,081	11
Total consumer	1,445	1,398	32	1,430	187	1,602	16
Real estate:
Construction	3,251	2,036	1,171	3,207	371	4,421	46
Single family residential	4,497	2,306	1,645	3,951	745	4,180	44
Other commercial	10,328	6,868	2,319	9,187	564	17,286	181
Total real estate	18,076	11,210	5,135	16,345	1,680	25,887	271
Commercial:
Commercial	547	383	78	461	80	700	7
Agricultural	117	80	-	80	13	91	1
Total commercial	664	463	78	541	93	791	8
Total	$20,185	$13,071	$5,245	$18,316	$1,960	$28,280	$295

At March 31, 2014, and December 31, 2013, impaired loans, net of government guarantees and excluding loans acquired, totaled $18.9 million and $18.3 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $1.9 million at March 31, 2014, and $2.0 million at December 31, 2013.  Approximately $206,000 of interest income was recognized on average impaired loans of $18.6 million for the three months ended March 31, 2014.  Interest income recognized on impaired loans on a cash basis during the three months ended March 31, 2014 and 2013 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

March 31, 2014
Real estate:
Construction	-	$-	1	$678	1	$678
Single-family residential	3	662	1	3	4	665
Other commercial	10	7,958	2	1,248	12	9,206
Total real estate	13	8,620	4	1,929	17	10,549
Commercial:
Commercial	1	35	1	60	2	95
Agriculture	-	-	-	-	-	-
Total commercial	1	35	1	60	2	95
Total	14	$8,655	5	$1,989	19	$10,644

December 31, 2013
Real estate:
Construction	1	$988	-	$-	1	$988
Single-family residential	4	862	-	-	4	862
Other commercial	9	6,974	1	608	10	7,582
Total real estate	14	8,824	1	608	15	9,432
Commercial:
Commercial	1	39	1	60	2	99
Agricultural	1	635	-	-	1	635
Total commercial	2	674	1	60	3	734
Total	16	$9,498	2	$668	18	$10,166

The following table presents loans that were restructured as TDRs during the three months ended March 31, 2014 and 2013, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at March 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended March 31, 2014
Real estate:
Other commercial	1	$1,031	$1,031	$1,031	$-	$-
Total real estate	1	1,031	1,031	1,031	-	-
Total	1	$1,031	$1,031	$1,031	$-	$-

Three Months Ended March 31, 2013
Real estate:
Single-family residential	1	$321	$321	$-	$321	$-
Total real estate	1	321	321	-	321	-
Total	1	$321	$321	$-	$321	$-

During the three months ended March 31, 2014, the Company modified one loan with a recorded investment of $1,031,000 prior to modification which was deemed troubled debt restructuring.  The restructured loan was modified by deferring amortized principal payments and requiring interest only payments for a period of 12 months.  Based on the fair value of the collateral, no specific reserve was determined necessary for this loan.  Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

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

There were no loans for which a payment default occurred during the three months ended March 31, 2014 and 2013, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system.   Loans acquired through FDIC-assisted transactions are accounted for in pools, and all of the loan pools were considered satisfactory at March 31, 2014 and December 31, 2013, respectively.  Loans acquired in the Metropolitan acquisition are evaluated individually and include purchased credit impaired loans of $24.9 million and $27.4 million that are classified as substandard at March 31, 2014 and December 31, 2013, respectively.  All other loans acquired in the Metropolitan transaction are considered satisfactory at March 31, 2014 and December 31, 2013.  Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC.  See Note 5, Loans Acquired, for further discussion of the acquired loans, loan pools and loss sharing agreements.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding acquired loans, were $38.4 million and $35.9 million, as of March 31, 2014 and December 31, 2013, respectively.

The following table presents a summary of loans by credit risk rating as of March 31, 2014 and December 31, 2013, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2014
Consumer:
Credit cards	$172,142	$-	$467	$-	$-	$172,609
Student loans	22,450	-	1,965	-	-	24,415
Other consumer	103,073	4	1,041	52	15	104,185
Total consumer	297,665	4	3,473	52	15	301,209
Real estate:
Construction	164,560	45	3,542	-	-	168,147
Single family residential	393,561	1,641	7,386	-	-	402,588
Other commercial	620,132	4,511	20,129	-	-	644,772
Total real estate	1,178,253	6,197	31,057	-	-	1,215,507
Commercial:
Commercial	180,702	2,077	3,514	10	-	186,303
Agricultural	71,914	-	325	-	-	72,239
Total commercial	252,616	2,077	3,839	10	-	258,542
Other	4,351	-	-	-	-	4,351
Loans acquired, not covered by FDIC loss share	425,379	-	24,910	-	-	450,289
Loans acquired, covered by FDIC loss share	137,879	-	-	-	-	137,879
Total	$2,296,143	$8,278	$63,279	$62	$15	$2,367,777

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2013
Consumer:
Credit cards	$184,415	$-	$520	$-	$-	$184,935
Student loans	23,642	-	2,264	-	-	25,906
Other consumer	97,655	2	1,121	56	17	98,851
Total consumer	305,712	2	3,905	56	17	309,692
Real estate:
Construction	142,213	71	4,174	-	-	146,458
Single family residential	383,934	1,412	6,939	-	-	392,285
Other commercial	600,045	7,597	18,691	-	-	626,333
Total real estate	1,126,192	9,080	29,804	-	-	1,165,076
Commercial:
Commercial	162,118	200	2,001	10	-	164,329
Agricultural	98,761	-	125	-	-	98,886
Total commercial	260,879	200	2,126	10	-	263,215
Other	4,655	-	-	-	-	4,655
Loans acquired, not covered by FDIC loss share	488,288	-	27,356	-	-	515,644
Loans acquired, covered by FDIC loss share	146,653	-	-	-	-	146,653
Total	$2,332,379	$9,282	$63,191	$66	$17	$2,404,935

Net (charge-offs)/recoveries for the three months ended March 31, 2014 and 2013, excluding loans acquired, segregated by class of loans, were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Consumer:
Credit cards	$(545)	$(673)
Student loans	(9)	(13)
Other consumer	(16)	(166)
Total consumer	(570)	(852)
Real estate:
Construction	(308)	(112)
Single-family residential	(311)	(35)
Other commercial	4	(24)
Total real estate	(615)	(171)
Commercial:
Commercial	(42)	(29)
Agriculture	(18)	(14)
Total commercial	(60)	(43)
Total	$(1,245)	$(1,066)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total
Three Months Ended March 31, 2014
Balance, beginning of period	$3,205	$16,885	$5,430	$1,922	$-	$27,442
Provision for loan losses	363	245	559	(259)	-	908
Charge-offs	(74)	(806)	(816)	(146)	-	(1,720)
Recoveries	14	69	271	121	-	475
Net charge-offs	(60)	(737)	(545)	(25)	-	(1,367)
Balance, March 31, 2014	$3,508	$16,393	$5,444	$1,638	$-	$26,983

Period-end amount allocated to:
Loans individually evaluated for impairment	$173	$1,540	$14	$163	$-	$1,890
Loans collectively evaluated for impairment	3,335	14,853	5,430	1,475	-	25,093
Balance, March 31, 2014	$3,508	$16,393	$5,444	$1,638	$-	$26,983

Activity in the allowance for loan losses for the three months ended March 31, 2013 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total

Three Months Ended March 31, 2013
Balance, beginning of period	$3,446	$15,453	$7,211	$1,772	$-	$27,882
Provision for loan losses	129	849	261	(320)	-	919
Charge-offs	(96)	(239)	(909)	(374)	-	(1,618)
Recoveries	53	68	236	195	-	552
Net charge-offs	(43)	(171)	(673)	(179)	-	(1,066)
Balance, March 31, 2013	$3,532	$16,131	$6,799	$1,273	$-	$27,735

Period-end amount allocated to:
Loans individually evaluated for impairment	$221	$2,495	$74	$291	$-	$3,081
Loans collectively evaluated for impairment	3,311	13,636	6,725	982	-	24,654
Balance, March 31, 2013	$3,532	$16,131	$6,799	$1,273	$-	$27,735

Period-end amount allocated to:
Loans individually evaluated for impairment	$93	$1,680	$16	$171	$-	$1,960
Loans collectively evaluated for impairment	3,112	15,205	5,414	1,751	-	25,482
Balance, December 31, 2013	$3,205	$16,885	$5,430	$1,922	$-	$27,442

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

March 31, 2014
Loans individually evaluated for impairment	$899	$16,754	$467	$810	$18,930
Loans collectively evaluated for impairment	257,643	1,198,753	172,142	132,141	1,760,679
Balance, end of period	$258,542	$1,215,507	$172,609	$132,951	$1,779,609

December 31, 2013
Loans individually evaluated for impairment	$541	$16,345	$520	$910	$18,316
Loans collectively evaluated for impairment	262,674	1,148,731	184,415	128,502	1,724,322
Balance, end of period	$263,215	$1,165,076	$184,935	$129,412	$1,742,638

NOTE 5:	LOANS ACQUIRED

During the fourth quarter of 2013, the Company evaluated $429.0 million of net loans ($442.0 million gross loans less $13.0 million discount) purchased in conjunction with the acquisition of Metropolitan, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans. The Company evaluated the remaining $28.4 million of net loans ($52.8 million gross loans less $24.5 million discount) purchased in conjunction with the acquisition of Metropolitan for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The Company evaluated all of the loans purchased in conjunction with its previous FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  These loans were not classified as nonperforming assets at March 31, 2014 or December 31, 2013, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  See Note 2, Acquisitions, for further discussion of loans acquired.

The following table reflects the carrying value of all acquired loans as of March 31, 2014 and December 31, 2013:

	Loans Acquired
(in thousands)	March 31, 2014	December 31, 2013

Consumer:
Credit Cards	$6,908	$8,116
Other consumer	12,329	15,242
Total consumer	19,237	23,358
Real estate:
Construction	22,802	29,936
Single family residential	145,928	161,444
Other commercial	342,236	376,002
Total real estate	510,966	567,082
Commercial:
Commercial	57,965	71,857
Total commercial	57,965	71,857
Total loans acquired (1)	$588,168	$662,297
______________________
(1)	Included in loans acquired were $137.9 million and $146.7 million of loans covered by FDIC loss share agreements at March 31, 2014 and December 31, 2013, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools and purchased credit impaired loans in excess of the fair values recorded for the loan pools and the purchased credit impaired loans is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired loan pools and purchased credit impaired loans, and adjustments may or may not be required.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased on the loans acquired in 2010 based on payment histories and reduced loss expectations of the loan pools.  This has resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools. Because these particular loan pools are covered by FDIC loss share, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.

The impact of the adjustments on the Company’s financial results for the three months ended March 31, 2014 and 2013, is shown below:

	Three Months Ended March 31,
(In thousands)	2014	2013

Impact on net interest income	$7,391	$2,947
Non-interest income	(7,441)	(2,828)
Net impact to pre-tax income	(50)	119

Net impact, net of taxes	$(30)	$72

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $27.1 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $20.4 million.  Of the remaining adjustments, the Company expects to recognize $13.9 million of interest income and a $14.4 million reduction of non-interest income, for a net reduction to pre-tax income of approximately $514,000, during the remainder of 2014.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$41,385	$234,785	$58,066	$293,606
Additions	-	-	-	-
Accretable yield adjustments	1,483	-	5,791	-
Accretion	(9,326)	9,326	(8,670)	8,670
Payments and other reductions, net	-	(25,579)	-	(41,994)
Balance, ending	$33,542	$218,532	$55,187	$260,282

Purchased impaired loans on the FDIC-assisted transactions are evaluated in pools with similar characteristics.  No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  For Metropolitan, purchased impaired loans are evaluated on an individual borrower basis.  No loans evaluated by the Company were determined to have experienced further impairment.  Therefore, there were no allowances for loan losses related to the purchased impaired loans at March 31, 2014 or December 31, 2014.

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

The following table presents a summary of the changes in the FDIC true-up provision for the three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
(In thousands)	2014	2013

Beginning balance	$6,768	$4,854
FDIC true-up provision recorded on new acquisitions	-	-
Amortization expense	43	43
Adjustments related to changes in expected losses	442	359
Balance, ending	$7,253	$5,256

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $78.5 million at March 31, 2014 and December 31, 2013, respectively.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.

On September 30, 2013, the Company acquired a credit card portfolio and recorded Purchased Credit Card Relationships (“PCCR’s”) of $2.1 million.  This intangible asset is being amortized over a five year period, with monthly amortization beginning in October 2013.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at March 31, 2014 and December 31, 2013, were as follows:

(In thousands)	March 31, 2014	December 31, 2013

Goodwill	$78,529	$78,529
Core deposit premiums:
Gross carrying amount	14,000	15,245
Accumulated amortization	(1,342)	(2,237)
Core deposit premiums, net	12,658	13,008
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(207)	(104)
Purchased credit card relationships, net	1,861	1,964
Other intangible assets, net	14,519	14,972
Total goodwill and other intangible assets	$93,048	$93,501

Core deposit premium amortization expense recorded for the three months ended March 31, 2014 and 2013, was $350,000 and $137,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of March 31, 2014, is as follows:

(In thousands)	Year	Amortization Expense
	2014	$1,044
	2015	1,388
	2016	1,385
	2017	1,385
	2018	1,385
	Thereafter	6,071
	Total	$12,658

PCCR amortization expense recorded for the three months ended March 31, 2014 was $103,000.  There was no PCCR amortization expense recorded for the three months ended March 31, 2013.  The Company’s estimated remaining amortization expense on PCCR’s as of March 31, 2014, is as follows:

(In thousands)	Year	Amortization Expense
	2014	$310
	2015	414
	2016	414
	2017	413
	2018	310
	Thereafter	-
	Total	$1,861

NOTE 7:	TIME DEPOSITS

Time deposits include approximately $485,870,000 and $504,782,000 of certificates of deposit of $100,000 or more at March 31, 2014, and December 31, 2013, respectively.

NOTE 8:	INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	March 31, 2014	March 31, 2013
Income taxes currently payable	$3,599	$3,896
Deferred income taxes	(2,667)	(1,276)
Provision for income taxes	$932	$2,620

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	March 31, 2014	December 31, 2013

Deferred tax assets
Loans acquired	$18,416	$21,853
FDIC true-up liability	2,494	2,369
Allowance for loan losses	10,563	10,660
Valuation of foreclosed assets	7,399	7,468
Tax NOLS from acquisition	11,819	11,819
Deferred compensation payable	1,829	1,808
FHLB advances	266	283
Vacation compensation	1,148	1,148
Accumulated depreciation	5,173	4,916
Loan interest	767	767
Unrealized loss on available-for-sale securities	1,050	1,938
Other	8,762	5,885
Total deferred tax assets	69,686	70,914
Deferred tax liabilities
Deferred loan fee income and expenses, net	(3,444)	(2,697)
FHLB stock dividends	(1,065)	(1,110)
Goodwill and other intangible amortization	(17,093)	(16,506)
FDIC indemnification asset	(15,392)	(19,138)
Other	(681)	(1,231)
Total deferred tax liabilities	(37,675)	(40,682)
Net deferred tax assets included in other assets on balance sheets	$32,011	$30,232

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	March 31, 2014	March 31, 2013

Computed at the statutory rate (35%)	$1,849	$3,005
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	47	239
Tax exempt interest income	(933)	(594)
Tax exempt earnings on BOLI	(115)	(97)
Other differences, net	84	67
Actual tax provision	$932	$2,620

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

NOTE 9:	OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at March 31, 2014 and December 31, 2013 consisted of the following components:

(In thousands)	March 31, 2014	December 31, 2013

Other Borrowings
FHLB advances, due 2014 to 2033, 0.35% to 8.41% secured by residential real estate loans	$70,970	$71,090
Notes payable, due 12/31/2014 to 12/31/2016, 3.25%, floating rate, unsecured	46,000	46,000
	116,970	117,090
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Total other borrowings and subordinated debentures	$137,590	$137,710

During the fourth quarter of 2013, the Company borrowed $46.0 million from correspondent banks to partially fund the acquisition of Metropolitan.  This debt is unsecured and is scheduled to be repaid in three years or less, by December 31, 2016.

At March 31, 2014, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $71.0 million at March 31, 2014, with approximately $742.2 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $848.2 million at March 31, 2014.

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

Aggregate annual maturities of long-term debt at March 31, 2014, are:

(In thousands)	Year	Annual Maturities

	2014	$5,078
	2015	8,585
	2016	18,945
	2017	44,501
	2018	22,651
	Thereafter	37,830
	Total	$137,590

NOTE 10:	CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 11:	CAPITAL STOCK

During 2012, the Company announced the substantial completion of its existing stock repurchase program and the adoption by the Board of Directors of a new stock repurchase program.  The new program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.

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

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At March 31, 2014, the Company subsidiaries had approximately $6.9 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of March 31, 2014, each of the eight subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 14.45% at March 31, 2014.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended March 31, 2014:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2014	184,410	$27.04	145,635	$26.00
Granted	-	-	63,530	35.14
Stock Options Exercised	(16,580)	25.96	-	-
Stock Awards Vested	-	-	(43,103)	29.63
Forfeited/Expired	-	-	-	-
Balance, March 31, 2014	167,830	$27.15	166,062	$28.68

Exercisable, March 31, 2014	167,830	$27.15

The following table summarizes information about stock options under the plans outstanding at March 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$23.78	-	$23.78	23,800	0.32	$23.78	23,800	$23.78
24.50	-	24.50	22,800	1.15	24.50	22,800	24.50
26.19	-	27.67	40,900	2.13	26.21	40,900	26.21
28.42	-	28.42	39,400	3.16	28.42	39,400	28.42
30.31	-	30.31	40,930	4.16	30.31	40,930	30.31

Total stock-based compensation expense was $361,000 and $336,000 during the three months ended March 31, 2014 and 2013, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was no unrecognized stock-based compensation expense related to stock options March 31, 2014.  Unrecognized stock-based compensation expense related to non-vested stock awards was $4,293,000 at March 31, 2014.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.68 years.

The intrinsic value of stock options outstanding and stock options exercisable at March 31, 2014 was $1,698,000.  Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $37.27 as of March 31, 2014, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and March 31, 2013, was $188,000 and $4,000, respectively.

NOTE 14:	ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the three months ended:

	Three Months Ended March 31,
(In thousands)	2014	2013

Interest paid	$3,447	$3,085
Income taxes paid	1,266	379
Transfers of loans not covered by FDIC loss share to foreclosed assets held for sale	1,386	3,153
Transfers of loans acquired, covered by FDIC loss share, to foreclosed assets covered by FDIC loss share	520	3,236

NOTE 15:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended March 31,
(In thousands)	2014	2013

Professional services	$1,354	$1,184
Postage	915	662
Telephone	701	659
Credit card expense	1,706	1,658
Operating supplies	516	402
Amortization of intangibles	453	137
Branch right sizing expense	3,878	-
Other expense	3,847	3,079
Total other operating expenses	$13,370	$7,781

NOTE 16:	CERTAIN TRANSACTIONS

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

At March 31, 2014, the Company had outstanding commitments to extend credit aggregating approximately $479,119,000 and $446,335,000 for credit card commitments and other loan commitments.  At December 31, 2013, the Company had outstanding commitments to extend credit aggregating approximately $464,108,000 and $408,388,000 for credit card commitments and other loan commitments.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $10,069,000 and $10,349,000 at March 31, 2014, and December 31, 2013, respectively, with terms ranging from 7 months to 5 years.  At March 31, 2014 and December 31, 2013, the Company’s deferred revenue under standby letter of credit agreements was approximately $5,000 and $10,000, respectively.

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

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in valuation techniques during the periods ended March 31, 2014 and 2013.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014
ASSETS
Available-for-sale securities
U.S. Treasury	$3,982	$-	$3,982	$-
U.S. Government agencies	231,949	-	231,949	-
Mortgage-backed securities	1,833	-	1,833	-
State and political subdivisions	7,367	-	7,367	-
Other securities	19,843	1,504	18,339	-
Assets held in trading accounts	6,865	1,120	5,745	-

December 31, 2013
ASSETS
Available-for-sale securities
U.S. Treasury	$3,985	$-	$3,985	$-
U.S. Government agencies	178,217	-	178,217	-
Mortgage-backed securities	1,891	-	1,891	-
State and political subdivisions	7,861	-	7,861	-
Other securities	20,323	1,504	18,819	-
Assets held in trading accounts	8,978	1,520	7,458	-

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of March 31, 2014 and December 31, 2013, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $57.5 million and $64.8 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At March 31, 2014 and December 31, 2013, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014
ASSETS
Impaired loans (1) (2) (collateral dependent)	$4,264	$-	$-	$4,264
Foreclosed assets held for sale (1)	15	-	-	15

December 31, 2013
ASSETS
Impaired loans (1) (2) (collateral dependent)	$2,768	$-	$-	$2,768
Foreclosed assets held for sale (1)	642	-	-	642
________________________
(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)
Specific allocations of $61,000 and $249,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended March 31, 2014 and December 31, 2013, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2014
Financial assets:
Cash and cash equivalents	$522,136	$522,136	$-	$-	$522,136
Held-to-maturity securities	776,615	-	771,114	-	771,114
Mortgage loans held for sale	16,717	-	-	16,717	16,717
Interest receivable	15,102	-	15,102	-	15,102
Legacy loans	1,752,626	-	-	1,771,504	1,771,504
Loans acquired, not covered by FDIC loss share	450,289	-	-	441,615	441,615
Loans acquired, covered by FDIC loss share	137,879	-	-	135,259	135,259
FDIC indemnification asset	39,239	-	-	39,239	39,239

Financial liabilities:
Non-interest bearing transaction accounts	838,050	-	838,050	-	838,050
Interest bearing transaction accounts and savings deposits	1,793,330	-	1,793,330	-	1,793,330
Time deposits	1,075,668	-	-	1,045,850	1,045,850
Federal funds purchased and securities sold under agreements to repurchase	104,643	-	104,643	-	104,643
Other borrowings	116,970	-	118,470	-	118,470
Subordinated debentures	20,620	-	15,303	-	15,303
Interest payable	1,492	-	1,492	-	1,492

December 31, 2013
Financial assets:
Cash and cash equivalents	$539,380	$539,380	$-	$-	$539,380
Held-to-maturity securities	745,688	-	731,445	-	731,445
Mortgage loans held for sale	9,494	-	-	9,494	9,494
Interest receivable	15,654	-	15,654	-	15,654
Legacy loans	1,715,196	-	-	1,694,748	1,694,748
Loans acquired, not covered by FDIC loss share	515,644	-	-	513,676	513,676
Loans acquired, covered by FDIC loss share	146,653	-	-	143,814	143,814
FDIC indemnification asset	48,791	-	-	48,791	48,791

Financial liabilities:
Non-interest bearing transaction accounts	718,438	-	718,438	-	718,438
Interest bearing transaction accounts and savings deposits	1,862,618	-	1,862,618	-	1,862,618
Time deposits	1,116,511	-	-	1,120,035	1,120,035
Federal funds purchased and securities sold under agreements to repurchase	107,887	-	107,887	-	107,887
Other borrowings	117,090	-	117,160	-	117,160
Subordinated debentures	20,620	-	12,991	-	12,991
Interest payable	1,450	-	1,450	-	1,450

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2014, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three month periods ended March 31, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Pine Bluff, Arkansas
May 9, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended March 31, 2014 was $4.4 million and diluted earnings per share were $0.27, compared to net income of $5.9 million and $0.36 diluted earnings per share for the same period of 2013.

Net income for the quarter in both 2014 and 2013 included significant nonrecurring items that impacted net income, all related to our acquisitions.  Excluding all nonrecurring items, core earnings for the three months ended March 31, 2014 were $7.5 million, or $0.46 diluted core earnings per share, compared to $6.1 million, or $0.37 diluted core earnings per share for the same period in 2013.  Diluted core earnings per share increased by $0.09, or 24.3%.  See Reconciliation of Non-GAAP Measures and Table 13 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

On November 25, 2013, we closed the transaction to acquire Metropolitan National Bank (“Metropolitan” or “MNB”), headquartered in Little Rock, Arkansas.  During the first quarter of 2014 we completed the system integration and branch consolidation associated with the Metropolitan acquisition.  We also entered into a definitive agreement and plan of merger with Delta Trust & Banking Corporation (“Delta Trust”), also headquartered in Little Rock, including its wholly-owned bank subsidiary Delta Trust & Bank, with plans to complete the transaction in the third quarter of 2014.  As a result of these acquisitions, we recognized $0.8 million in after-tax merger related expenses and $2.4 million in after-tax branch right sizing costs during the quarter.

We are pleased with the growth in core earnings for the first quarter.  As a result of acquisitions and efficiency initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits.  Our focus continues to be improvement in core operating income.

We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth as well as in our growth from acquisitions, which enabled us to produce a net interest margin of 4.54% for the quarter.

Stockholders’ equity as of March 31, 2014 was $406.7 million, book value per share was $24.93 and tangible book value per share was $19.23.  Our ratio of stockholders’ equity to total assets was 9.3% and the ratio of tangible stockholders’ equity to tangible assets was 7.3% at March 31, 2014.  The Company’s Tier I leverage ratio of 8.2%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total assets were $4.40 billion at March 31, 2014, compared to $4.38 billion at December 31, 2013 and $3.54 billion at March 31, 2013.  Total loans, including loans acquired, were $2.37 billion at March 31, 2014, compared to $2.40 billion at December 31, 2013 and $1.85 billion at March 31, 2013.  We continue to have good asset quality.

Simmons First National Corporation is a $4.4 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Kansas and Missouri.  The Metropolitan and Delta Trust acquisitions are two of several that we anticipate making over the next few years, and enhance our coverage of central, south and northwest Arkansas.  Our 2012 FDIC acquisitions were strategic in that they complement the footprint we have been building in the Kansas and Missouri Markets.  We fully expect to pursue other opportunities to expand our footprint in that geographic region through additional FDIC and/or traditional acquisition going forward.

Subsidiary Bank Consolidation

We announced in March our plans to consolidate our seven subsidiary banks into a single banking organization, Simmons First National Bank (“Simmons Bank”), headquartered in Pine Bluff, Arkansas.  The consolidation will occur in two phases and is expected to be complete in August 2014.  The elimination of the separate bank charters will increase the Company's efficiency and assist us in more effectively meeting the increased regulatory burden currently facing banking institutions.  There are many operational functions that we currently perform separately for each of our seven banks; after the consolidation, these tasks will only need to be performed once.

We expect our customers to experience a positive impact from this change.  All of our banking and financial services will continue to be available in the same locations as before the consolidation.  Our local management and Community Boards of Directors are committed to maintaining our nearby and neighborly service and this change will allow them more opportunity to meet the needs of our customers and the communities we serve.

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

The allowance for loan losses is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) concentrations of credit within the loan portfolio, (6) the experience, ability and depth of lending management and staff and (7) other factors and trends that will affect specific loans and categories of loans.  We establish general allocations for each major loan category.  This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.  General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories.  Allowances are accrued for probable losses on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.

Our evaluation of the allowance for loan losses is inherently subjective as it requires material estimates.  The actual amounts of loan losses realized in the near term could differ from the amounts estimated in arriving at the allowance for loan losses reported in the financial statements.

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

We evaluate loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans.  We evaluate purchased impaired loans accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

We evaluate all of the loans purchased in conjunction with its FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

For impaired loans accounted for under ASC Topic 310-30, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques, and on purchased credit impaired loans. We evaluate at each balance sheet date whether the present value of our pools of loans and purchased credit impaired loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income. For any significant increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life or over the remaining life of the purchased credit impaired loans.

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

The shared-loss agreements continue to be measured on the same basis as the related indemnified loans, as prescribed by ASC Topic 805.  Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income.  Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over (1) the same period or (2) the life of the shared-loss agreements, whichever is shorter.  Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset.  Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  We perform an annual goodwill impairment test, and more than annually if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by ASU 2011-08 – Testing Goodwill for Impairment.  ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually, or more frequently if certain conditions occur.  Impairment losses, if any, will be recorded as operating expenses.

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

Net Interest Income

For the three month period ended March 31, 2014, net interest income on a fully taxable equivalent basis was $43.2 million, an increase of $12.1 million, or 38.8%, over the same period in 2013.  The increase in net interest income was the result of a $12.4 million increase in interest income and a $0.3 million increase in interest expense.

The increase in interest income primarily resulted from a $10.3 million increase in interest income on loans and a $2.3 million increase in interest income on investment securities.  The increase in interest income on investment securities was primarily due to volume increases resulting from the Metropolitan acquisition in late 2013.  The increase in interest income from loans consisted of a $10.7 million increase in interest income on loans acquired and a $0.4 million decrease in interest income on legacy loans.  Although the increase in legacy loan volume generated $1.8 million of additional interest income, a 53 basis point decline in yield resulted in a $2.2 million decrease in interest income, netting the $0.4 million decrease from legacy loans.

The $10.7 million increase in interest income from acquired loans resulted from two sources.  First, the average balance of acquired loans increased by $370.9 million from March 31, 2013 to March 31, 2014 because of the Metropolitan acquisition.  Also, we recognized additional yield accretion in conjunction with the fair value of the loan pools acquired in the 2010 and 2012 FDIC-assisted transactions as discussed in Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased on the loans acquired in 2010 based on payment histories and reduced loss expectations of the loan pools.  Beginning in the third quarter of 2013, the cash flows estimate has also increased on the loans acquired in 2012.  This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the three months ended March 31, 2014, the adjustments increased interest income by an additional $4.4 million and decreased non-interest income by an additional $4.6 million compared to the same period in 2013.  The net decrease to 2014 pre-tax income was $169,000 from 2013.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $27.1 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $20.4 million.  Of the remaining adjustments, we expect to recognize $13.9 million of interest income and a $14.4 million reduction of non-interest income for a net reduction to pre-tax income of approximately $514,000 during the remainder of 2014.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $0.3 million increase in interest expense is the result of $46.0 million in 3.25% floating rate notes payable secured as partial funding for our Metropolitan acquisition.  The decrease in interest expense from lower interest rates on our deposit accounts offset the increased interest expense from the growth in deposits, primarily from Metropolitan.

Net Interest Margin

Our net interest margin increased 53 basis points to 4.54% for the three month period ended March 31, 2014, when compared to 4.01% for the same period in 2013.  The margin has been strengthened from the impact of the accretable yield adjustments discussed above.  Also, the acquisition of loans, along with our ability to stabilize the size of our legacy loan portfolio, has allowed us to increase our level of higher yielding assets.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2014 and 2013, respectively, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2014, versus March 31, 2013.

Table 1:  Analysis of Net Interest Margin

(FTE = Fully Taxable Equivalent)	Three Months Ended March 31,
(In thousands)	2014	2013

Interest income	$45,034	$33,232
FTE adjustment	1,692	1,073
Interest income – FTE	46,726	34,305
Interest expense	3,489	3,157
Net interest income – FTE	$43,237	$31,148

Yield on earning assets – FTE	4.91%	4.41%
Cost of interest bearing liabilities	0.44%	0.51%
Net interest spread – FTE	4.47%	3.90%
Net interest margin – FTE	4.54%	4.01%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended March 31, 2014 vs. 2013

Increase due to change in earning assets	$14,250
Decrease due to change in earning asset yields	(1,829)
Decrease due to change in interest bearing liabilities	(832)
Increase due to change in interest rates paid on interest bearing liabilities	500
Increase in net interest income	$12,089

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2014 and 2013.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2014			2013
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate (%)	Average Balance	Income/ Expense	Yield/ Rate (%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$507,936	$279	0.22	$560,759	$290	0.21
Federal funds sold	385	1	1.05	8,487	3	0.14
Investment securities - taxable	656,898	1,899	1.17	488,148	1,222	1.02
Investment securities - non-taxable	315,431	4,332	5.57	200,985	2,742	5.53
Mortgage loans held for sale	6,668	69	4.20	19,442	155	3.23
Assets held in trading accounts	7,212	5	0.28	8,525	11	0.52
Legacy loans	1,719,294	21,564	5.09	1,588,299	22,018	5.62
Loans acquired	647,808	18,577	11.63	276,945	7,864	11.52
Total interest earning assets	3,861,632	46,726	4.91	3,151,590	34,305	4.41
Non-earning assets	524,205			387,226
Total assets	$4,385,837			$3,538,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,854,510	$692	0.15	$1,446,533	$611	0.17
Time deposits	1,096,620	1,577	0.58	858,692	1,588	0.75
Total interest bearing deposits	2,951,130	2,269	0.31	2,305,225	2,199	0.39
Federal funds purchased and securities sold under agreement to repurchase	115,018	53	0.19	118,131	65	0.22
Other borrowings	117,588	1,010	3.48	83,872	734	3.55
Subordinated debentures	20,620	157	3.09	20,620	159	3.13
Total interest bearing liabilities	3,204,356	3,489	0.44	2,527,848	3,157	0.51
Non-interest bearing liabilities:
Non-interest bearing deposits	735,101			567,588
Other liabilities	36,967			34,486
Total liabilities	3,976,424			3,129,922
Stockholders’ equity	409,413			408,894
Total liabilities and stockholders’ equity	$4,385,837			$3,538,816
Net interest spread			4.47			3.90
Net interest margin		$43,237	4.54		$31,148	4.01

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2014, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended March 31,
	2014 over 2013
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total

Increase (decrease) in:
Interest income:
Interest bearing balances due from banks	$(28)	$17	$(11)
Federal funds sold	(5)	3	(2)
Investment securities - taxable	467	210	677
Investment securities - non-taxable	1,571	19	1,590
Mortgage loans held for sale	(123)	37	(86)
Assets held in trading accounts	(2)	(4)	(6)
Legacy loans	1,736	(2,190)	(454)
Loans acquired	10,634	79	10,713
Total	14,250	(1,829)	12,421

Interest expense:
Interest bearing transaction and savings accounts	158	(77)	81
Time deposits	386	(397)	(11)
Federal funds purchased and securities sold under agreements to repurchase	(2)	(10)	(12)
Other borrowings	290	(14)	276
Subordinated debentures	-	(2)	(2)
Total	832	(500)	332
Increase (decrease) in net interest income	$13,418	$(1,329)	$12,089

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

The provision for loan losses for the three month period ended March 31, 2014, was $0.9 million, unchanged from the three month period ended March 31, 2013.  Even with a growing legacy portfolio, we were able to keep our first quarter 2014 provision at the same level as in 2013, primarily due to our improving asset quality.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $9.2 million for the three month period ended March 31, 2014, a decrease of $2.1 million, or 18.7%, compared to $11.3 million for the same period in 2013.

As previously discussed in the Net Interest Income section, there was a $4.6 million decrease in non-interest income from the three month period ended March 31, 2013 to the same period of 2014 due to reductions of the indemnification assets resulting from increased cash flows expected to be collected from the FDIC covered loan portfolios.    Excluding the additional indemnification asset amortization adjustments, non-interest income increased $2.5 million, or 17.7%, due primarily to the addition of Metropolitan.

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

Table 5 shows non-interest income for the three month periods ended March 31, 2014 and 2013, respectively, as well as changes in 2014 from 2013.

Table 5:  Non-Interest Income

	Three Months Ended March 31		2014 Change from
(In thousands)	2014	2013	2013
Trust income	$1,537	$1,444	$93	6.44%
Service charges on deposit accounts	6,068	4,241	1,827	43.08
Other service charges and fees	1,866	775	1,091	140.77
Mortgage lending income	810	1,216	(406)	-33.39
Investment banking income	181	454	(273)	-60.13
Credit card fees	4,600	4,039	561	13.89
Bank owned life insurance income	330	278	52	18.71
Net (loss) gain on assets covered by FDIC loss share agreements	(7,370)	(2,142)	(5,228)	-244.07
Other income	1,176	1,008	168	16.67
Total non-interest income	$9,198	$11,313	$(2,115)	-18.70%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended March 31, 2014, was $14.1 million, an increase of $3.5 million from the three month period ended March 31, 2013.  Service charges on deposit accounts increased by $1.8 million, or 43.1%, and other service charges and fees increased by $1.1 million, or 140.8%.  While some of the service charge income increase was due to paper statement fees implemented during 2013, the majority or the increase was due to the additions of accounts from the Metropolitan acquisition.

Mortgage lending income decreased by $406,000 for the three months ended March 31, 2014 compared to last year, due primarily to a decline in residential refinancing volume experienced by the entire industry.  Investment banking income decreased by $273,000, due primarily to an industry-wide decline in dealer bank activities.

Net loss on assets covered by FDIC loss share agreements increased by $5.2 million.  As previously described, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, an additional $4.6 million of amortization, a reduction of non-interest income, was recorded during the first quarter of 2014 as compared to 2013, related to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Income from the normal accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, decreased by $0.3 million from the previous year and losses from the sale of covered assets increased by $0.3 million.  There were no realized gains or losses from the sale of securities for the three months ended March 31, 2014 or 2013.

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

Non-interest expense for the three months ended March 31, 2014 was $44.6 million, an increase of $12.6 million, or 39.6%, from the same period in 2013.  This increase includes expenses of $3.9 million associated with the closure of eleven legacy Simmons branches.  These branches, along with sixteen former Metropolitan branches, were closed in March as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan.  The costs of closing the former Metropolitan locations were included as merger related costs in the fourth quarter of 2013.  Also included in non-interest expense for the three months ended March 31, 2014 were an additional $1.3 million of merger related expenses associated with Metropolitan and the recently announced Delta acquisition.  During the same period of 2013 we recorded $0.3 million in merger related costs for our 2012 FDIC-assisted acquisitions.  As a result, total merger related expenses increased by $1.0 million from last year.

Normalizing for the nonrecurring merger related costs and branch right sizing expenses, non-interest expense for the three months ended March 31, 2014 increased $7.7 million, or 24.4%, from the same period in 2013, primarily due to the incremental operating expenses of the acquired Metropolitan locations.

Salaries and employee benefits increased by $4.0 million for the three months ended March 31, 2014.  Occupancy expense increased by $1.3 million for the same period and furniture and equipment expense increased by $0.3 million.  These increases, along with the increases in several other operating expense categories, were a result of the Metropolitan acquisition.

Table 6 below shows non-interest expense for the three month periods ended March 31, 2014 and 2013, respectively, as well as changes in 2014 from 2013.

Table 6:  Non-Interest Expense

	Three Months Ended March 31		2014 Change from
(In thousands)	2014	2013	2013
Salaries and employee benefits	$22,464	$18,507	$3,957	21.38%
Occupancy expense, net	3,890	2,555	1,335	52.25
Furniture and equipment expense	2,014	1,723	291	16.89
Other real estate and foreclosure expense	873	331	542	163.75
Deposit insurance	668	775	(107)	13.81
Merger related costs	1,272	240	1,032	430.00
Other operating expenses:
Professional services	1,354	1,184	170	14.36
Postage	915	662	253	38.22
Telephone	701	659	42	6.37
Credit card expenses	1,706	1,658	48	2.90
Operating supplies	516	402	114	28.36
Amortization of intangibles	453	137	316	230.66
Branch right sizing expense	3,878	-	3,878	-
Other expense	3,847	3,079	768	24.94

Total non-interest expense	$44,551	$31,912	$12,639	39.61%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $1.719 billion and $1.588 billion during the first three months of 2014 and 2013, respectively.  As of March 31, 2014, total loans, excluding loans acquired, were $1.780 billion, an increase of $37.0 million from December 31, 2013.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan not covered by FDIC loss share as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans.  Our legacy loan growth from December 31, 2013 to March 31, 2014 included $27.4 million in balances that migrated from acquired loans during the period.  These migrated loan balances are included in the legacy loan balances as of March 31, 2014.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	March 31, 2014	December 31, 2013

Consumer:
Credit cards	$172,609	$184,935
Student loans	24,415	25,906
Other consumer	104,185	98,851
Total consumer	301,209	309,692
Real estate:
Construction	168,147	146,458
Single family residential	402,588	392,285
Other commercial	644,772	626,333
Total real estate	1,215,507	1,165,076
Commercial:
Commercial	186,303	164,329
Agricultural	72,239	98,886
Total commercial	258,542	263,215
Other	4,351	4,655
Total loans, excluding loans acquired, before allowance for loan losses	$1,779,609	$1,742,638

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $301.2 million at March 31, 2014, or 16.9% of total loans, compared to $309.7 million, or 17.8% of total loans at December 31, 2013.  The decrease in consumer loans from December 31, 2013, to March 31, 2014, was primarily due to the seasonal decline in our credit card portfolio and the paydowns and consolidation of student loans, as expected.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.252 billion at March 31, 2014, or 68.3% of total loans, compared to the $1.165 billion, or 66.9%, of total loans at December 31, 2013, an increase of $50.4 million.

Commercial loans consist of non-agricultural commercial loans and agricultural loans.  Commercial loans were $258.5 million at March 31, 2014, or 14.5% of total loans, compared to $263.2 million, or 15.1% of total loans at December 31, 2013, a decrease of $4.7 million.  This decrease was due to the $26.6 million seasonal decline in our agricultural loan portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.  Non-agricultural commercial loans increased to $186.3 million, a $22.0 million, or 13.4%, growth from December 31, 2013.

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

On September 14, 2012, the Company acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Truman Bank of St. Louis, Missouri, in an FDIC-assisted transaction.  On October 19, 2012, the Company acquired certain assets and assumed certain deposits and other liabilities of Excel Bank of Sedalia, Missouri, in an FDIC-assisted transaction.  In 2010, we acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of two other failed banks in FDIC-assisted transactions.  Loans comprise the majority of the assets acquired in the FDIC-assisted transactions.  The majority of the loans acquired, along with the majority of the foreclosed assets acquired, are subject to loss share agreements with the FDIC whereby SFNB is indemnified against 80% of losses.  These loans and foreclosed assets, as well as the related indemnification asset from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

A summary of the covered assets, along with the acquired loans and foreclosed assets held for sale that are not covered under FDIC loss share agreements, are reflected in Table 8 below as of March 31, 2014 and December 31, 2013.

Table 8:  Assets Acquired

(In thousands)	March 31, 2014	December 31, 2013

Loans acquired, covered by FDIC loss share (net of discount)	$137,879	$146,653
Foreclosed assets covered by FDIC loss share	18,171	20,585
FDIC indemnification asset	39,239	48,791
Total covered assets	$195,289	$216,029

Loans acquired, not covered by FDIC loss share (net of discount)	$450,289	$515,644
Foreclosed assets acquired, not covered by FDIC loss share	40,119	45,459
Total assets acquired, not covered by FDIC loss share	$490,408	$561,103

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

We evaluated all of the loans purchased in conjunction with the acquisition of Truman, Excel and our previous FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  These loans were not classified as nonperforming assets at March 31, 2014, or December 31, 2013, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  For further discussion of loans acquired, see Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Historically, we have sold our student loans into the secondary market before they reached payout status, thus requiring no servicing by the Company.  Currently, since the government takeover of the student loan origination business in 2010, there is no secondary market for student loans; therefore, we are now required to service loans that have converted to a payout basis.  Student loans are classified as impaired when payment of interest or principal is 90 days past due.  Approximately $2.0 million of government guaranteed student loans were over 90 days past due as of March 31, 2014.  Under existing rules, when these loans exceed 270 days past due, the Department of Education will purchase them at 97% of principal and accrued interest.  Although these student loans remain guaranteed by the federal government, because they are over 90 days past due they are included in our non-performing assets.

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, decreased by $4.1 million from December 31, 2013 to March 31, 2014.  Foreclosed assets held for sale (legacy and acquired, not covered) decreased by $7.3 million, as we were able to rid ourselves of several significant non-performing assets through liquidation.  Nonaccrual loans increased by $3.8 million during the period.  Non-performing assets, including trouble debt restructurings (“TDRs”) and acquired non-covered foreclosed assets, as a percent of total assets were 1.79% at March 31, 2014, compared to 1.91% at December 31, 2013.

From time to time, certain borrowers of all types are experiencing declines in income and cash flow.  As a result, many borrowers are seeking to reduce contractual cash outlays, the most prominent being debt payments.  In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  We had TDRs totaling $10.6 million and $10.2 million at March 31, 2014 and December 31, 2013, respectively.  The majority of our TDRs are in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.52% as of March 31, 2014.  Non-performing loans equaled 0.70 % of total loans.  Non-performing assets were 1.59% of total assets, a 10 basis point improvement from December 31, 2013.  The allowance for loan losses was 216% of non-performing loans.  Our annualized net charge-offs to total loans for the first three months of 2014 was 0.32%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.22%.  Annualized net credit card charge-offs to total credit card loans for the most recent quarter were 1.20%, compared to 1.33% during the full year 2013, and nearly 200 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	March 31, 2014	December 31, 2013

Nonaccrual loans (1)	$10,012	$6,261
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	1,965	2,264
Other loans	517	687
Total loans past due 90 days or more	2,482	2,951
Total non-performing loans	12,494	9,212
Other non-performing assets:
Foreclosed assets held for sale	17,357	19,361
Acquired foreclosed assets held for sale, not covered by loss share	40,119	45,459
Other non-performing assets	60	75
Total other non-performing assets	57,536	64,895
Total non-performing assets	$70,030	$74,107

Performing TDRs	$8,655	$9,497
Allowance for loan losses to non-performing loans	216%	298%
Non-performing loans to total loans	0.70%	0.53%
Non-performing loans to total loans (excluding Government guaranteed student loans) (2)	0.59%	0.40%
Non-performing assets to total assets (3)	1.59%	1.69%
Non-performing assets to total assets (excluding Government guaranteed student loans) (2) (3)	1.55%	1.64%
*
(1)	Includes nonaccrual TDRs of approximately $2.0 million at March 31, 2014 and $0.7 million at December 31, 2013.
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

There was no interest income on nonaccrual loans recorded for the three month periods ended March 31, 2014 and 2013.

At March 31, 2014, impaired loans, net of government guarantees and loans acquired, were $18.9 million compared to $18.3 million at December 31, 2013.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2014	2013

Balance, beginning of year	$27,442	$27,882
Loans charged off:
Credit card	816	909
Other consumer	146	374
Real estate	806	239
Commercial	74	96
Total loans charged off	1,842	1,618
Recoveries of loans previously charged off:
Credit card	271	236
Other consumer	121	195
Real estate	69	68
Commercial	14	53
Total recoveries	475	552
Net loans charged off	1,367	1,066
Provision for loan losses	908	919
Balance, March 31	$26,983	27,735

Loans charged off:
Credit card		2,354
Other consumer		1,187
Real estate		1,389
Commercial		286
Total loans charged off		5,216
Recoveries of loans previously charged off:
Credit card		665
Other consumer		396
Real estate		524
Commercial		139
Total recoveries		1,724
Net loans charged off		3,492
Provision for loan losses		3,199
Balance, end of year		$27,442

Provision for Loan Losses

The amount of provision to the allowance during the three months ended March 31, 2014 and 2013, and for the year ended December 31, 2013, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of March 31, 2014, the allowance for loan losses reflects a decrease of approximately $459,000 from December 31, 2013, while total loans, excluding loans acquired, increased by $37.0 million over the same three month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	March 31, 2014		December 31, 2013
($ in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)

Credit cards	$5,444	9.7%	$5,430	10.6%
Other consumer	1,605	7.2%	1,758	7.2%
Real estate	16,393	68.3%	16,885	66.9%
Commercial	3,508	14.6%	3,205	15.1%
Other	33	0.2%	164	0.2%
Total	$26,983	100.0%	$27,442	100.0%
__________________________________________
(1) Percentage of loans in each category to total loans, excluding loans acquired.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 104 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of March 31, 2014, core deposits comprised 86.5% of our total deposits.

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

Our total deposits as of March 31, 2014, were $3.707 billion, an increase of $9.5 million from December 31, 2013.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $2.631 billion at March 31, 2014, compared to $2.581 billion at December 31, 2013, a $50.3 million increase.  Total time deposits decreased $40.8 million to $1.076 billion at March 31, 2014, from $1.117 billion million at December 31, 2013.  In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits.  We had $12.9 million and $16.8 million of brokered deposits at March 31, 2014, and December 31, 2013, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $137.6 million and $137.7 million at March 31, 2014 and December 31, 2013, respectively.  The outstanding long-term debt balance for March 31, 2014 includes $71.0 million in FHLB long-term advances, $46.0 million in notes payable and $20.6 million of trust preferred securities.  The outstanding balance for December 31, 2013 included $71.1 million in FHLB long-term advance, $46.0 million in notes payable and $20.6 million of trust preferred securities.

The $46.0 million notes payable is unsecured debt from correspondent banks used as partial funding for our Metropolitan acquisition in 2013.  These notes carry a 3.25% floating rate to be repaid in three years or less.  During the three months ended March 31, 2014, we decreased total debt by $0.1 million from December 31, 2013, due to scheduled payoffs of FHLB advances that entirely offset new FHLB borrowings during the period.

CAPITAL

Overview

At March 31, 2014, total capital was $406.7 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At March 31, 2014, our equity to asset ratio was 9.3%, up 1 basis point from year-end 2013.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of March 31, 2014, no preferred stock has been issued.

Stock Repurchase

During 2012, the Company announced the substantial completion of the existing stock repurchase program and the adoption by our Board of Directors of a new stock repurchase program.  The new program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.

As a result of our announced acquisition of Metropolitan, we suspended the stock repurchases in August of 2013.  Under the current repurchase plan, we can repurchase an additional 154,136 shares.

On March 4, 2014 the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  When declared effective, the shelf registration statement will allow us to raise capital from time to time, up to an aggregate of $200 million, through the sale of common stock, preferred stock, stock warrants, stock rights or a combination thereof, subject to market conditions.  Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that we are required to file with the SEC at the time of the specific offering.

Cash Dividends

We declared cash dividends on our common stock of $0.22 per share for the first three months of 2014 compared to $0.21 per share for the first three months of 2013, an increase of $0.01, or 4.8%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and the share repurchase plan.  The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from the seven subsidiary banks.  Payment of dividends by the subsidiary banks is subject to various regulatory limitations.  See the Liquidity and Market Risk Management discussions of Item 3 – Quantitative and Qualitative Disclosure About Market Risk for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2014, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at March 31, 2014 and December 31, 2013 are presented in Table 12 below:

Table 12:  Risk-Based Capital

($ in thousands)	March 31, 2014	December 31, 2013

Tier 1 capital:
Stockholders’ equity	$406,672	$403,832
Trust preferred securities	20,000	20,000
Goodwill and core deposit premiums	(74,477)	(75,501)
Unrealized gain on available-for-sale securities, net of income taxes	2,119	3,002
Total Tier 1 capital	354,314	351,333
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	42	45
Qualifying allowance for loan losses	28,846	28,967
Total Tier 2 capital	28,888	29,012
Total risk-based capital	$383,202	$380,345

Risk weighted assets	$2,651,970	$2,697,630

Assets for leverage ratio	$4,315,279	$3,811,793

Ratios at end of period:
Tier 1 leverage ratio	8.21%	9.22%
Tier 1 risk-based capital ratio	13.36%	13.02%
Total risk-based capital ratio	14.45%	14.10%
Minimum guidelines:
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The Basel III Capital Rules are effective for the Company and its subsidiary banks on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management believes that, as of March 31, 2014, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {merger related costs and branch right sizing expenses}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended March 31,
($ in thousands)	2014	2013

Net Income	$4,352	$5,937
Nonrecurring items:
Merger related costs	1,272	240
Branch right sizing	3,878	-
Tax effect (1)	(2,020)	(94)
Net nonrecurring items	3,130	146
Core earnings (non-GAAP)	$7,482	$6,083

Diluted earnings per share	$0.27	$0.36
Nonrecurring items:
Merger related costs	0.08	0.01
Branch right sizing	0.24	-
Tax effect (1)	(0.13)	-
Net nonrecurring items	0.19	0.01
Diluted core earnings per share (non-GAAP)	$0.46	$0.37
_______________________________
(1) Effective tax rate of 39.225%.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At March 31, 2014, undivided profits of the Company's subsidiary banks were approximately $191.4 million, of which approximately $6.9 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At March 31, 2014, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At March 31, 2014, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 18.4% of total assets, as compared to 17.6% at December 31, 2013.

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

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $742 million of these lines of credit are currently available, if needed.

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

As of March 31, 2014, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.57% and 2.07%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -6.85% relative to the base case over the next 12 months.  The likelihood of a decrease in interest rates in excess of 50 basis points as of March 31, 2014 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2014:

Table 14:    Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	2.07%
Up 100 basis points	0.57%
Down 100 basis points	-6.85%

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:	Other Information

Item1A.	Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2013.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended March 31, 2014.

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

2.7
Agreement and Plan of Merger by and between Simmons First National Corporation and Delta Trust & Banking Corporation, dated March 24, 2014 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for March 28, 2014 (File No. 000-06253)).

2.8
Agreement and Plan of Merger by and between Simmons First National Corporation and Community First Bancshares, Inc., dated May 6, 2014 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 9, 2014 (File No. 000-06253)).

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

10.15	Change in Control Agreement for David Bartlett (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 2, 2006 (File No. 000-06253)).

10.16
Change in Control Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.17
Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.18
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

10.23
Simmons First National Corporation Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134301)).

10.24
Simmons First National Corporation Executive Stock Incentive Plan – 2001 (incorporated by reference to Definitive Additional Materials to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed April 2, 2001 (File No. 000-06253)).

10.25
Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 1.2 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.26
First Amendment to Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed June 4, 2007 (File No. 000-06253)).

10.27
Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.3 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.28
Amended and Restated Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.1 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2008 (File No. 000-06253)).

10.29
Simmons First National Corporation Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed May 20, 1998 (File No. 333-53119)).

10.30
Simmons First National Corporation Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed July 14, 2004 (File No. 333-117350)).

10.31	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 12, 2009 (File No. 000-06253)).

10.32
Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 99.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed January 28, 2013 (File No. 333-186254)).

10.33
Simmons First National Corporation Chief Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

10.34
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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 9, 2014	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	May 9, 2014	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date:	May 9, 2014	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer