Form 10-Q
period 2014-06-30
SIMMONS FIRST NATIONAL CORP
filed 2014-08-11
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2014	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 28, 2014, was 16,335,169.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2014

Part I:	Financial Information
Item 1.	Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2014 and December 31, 2013

(In thousands, except share data)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$44,805	$69,827
Interest bearing balances due from banks	377,855	469,553
Cash and cash equivalents	422,660	539,380
Investment securities	1,070,299	957,965
Mortgage loans held for sale	20,409	9,494
Assets held in trading accounts	6,881	8,978
Loans:
Legacy loans	1,868,842	1,742,638
Allowance for loan losses	(27,530)	(27,442)
Loans acquired, not covered by FDIC loss share (net of discount)	398,967	515,644
Loans acquired, covered by FDIC loss share (net of discount)	121,524	146,653
Net loans	2,361,803	2,377,493
FDIC indemnification asset	30,508	48,791
Premises and equipment	113,541	119,614
Premises held for sale	14,145	19,466
Foreclosed assets not covered by FDIC loss share	53,342	64,820
Foreclosed assets covered by FDIC loss share	16,951	20,585
Interest receivable	14,254	15,654
Bank owned life insurance	61,115	60,384
Goodwill	78,529	78,529
Other intangible assets	14,094	14,972
Other assets	47,310	46,975
Total assets	$4,325,841	$4,383,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$838,543	$718,438
Interest bearing transaction accounts and savings deposits	1,784,040	1,862,618
Time deposits	1,019,142	1,116,511
Total deposits	3,641,725	3,697,567
Federal funds purchased and securities sold under agreements to repurchase	98,226	107,887
Other borrowings	115,602	117,090
Subordinated debentures	20,620	20,620
Accrued interest and other liabilities	35,533	36,104
Total liabilities	3,911,706	3,979,268

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at June 30, 2014 and December 31, 2013	--	--
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 16,331,341 and 16,226,256 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	163	162
Surplus	90,010	88,095
Undivided profits	325,371	318,577
Accumulated other comprehensive loss	(1,409)	(3,002)
Total stockholders’ equity	414,135	403,832
Total liabilities and stockholders’ equity	$4,325,841	$4,383,100

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST INCOME
Legacy loans	$22,733	$22,602	$44,285	$46,298
Loans acquired	15,889	6,469	34,468	12,644
Federal funds sold	2	5	3	8
Investment securities	4,766	3,019	9,315	5,921
Mortgage loans held for sale	168	118	237	273
Assets held in trading accounts	5	6	10	17
Interest bearing balances due from banks	279	352	558	642
TOTAL INTEREST INCOME	43,842	32,571	88,876	65,803

INTEREST EXPENSE
Deposits	2,235	2,082	4,505	4,281
Federal funds purchased and securities sold under agreements to repurchase	31	53	84	118
Other borrowings	988	692	1,998	1,426
Subordinated debentures	160	162	317	321
TOTAL INTEREST EXPENSE	3,414	2,989	6,904	6,146

NET INTEREST INCOME	40,428	29,582	81,972	59,657
Provision for loan losses	1,602	1,034	2,510	1,953

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,826	28,548	79,462	57,704

NON-INTEREST INCOME
Trust income	1,553	1,342	3,091	2,786
Service charges on deposit accounts	6,792	4,474	12,860	8,715
Other service charges and fees	859	791	1,684	1,566
Mortgage lending income	1,262	1,338	2,074	2,554
Investment banking income	154	696	336	1,150
Debit and credit card fees	5,801	4,341	11,444	8,380
Bank owned life insurance income	377	366	705	644
Gain (loss) on sale of securities	38	(193)	38	(193)
Net (loss) gain on assets covered by FDIC loss share agreements	(6,268)	(2,615)	(13,639)	(4,757)
Other income	4,820	733	5,984	1,741
TOTAL NON-INTEREST INCOME	15,388	11,273	24,577	22,586

NON-INTEREST EXPENSE
Salaries and employee benefits	20,982	17,937	43,447	36,444
Occupancy expense, net	3,285	2,450	7,155	5,005
Furniture and equipment expense	2,215	2,030	4,229	3,753
Other real estate and foreclosure expense	375	59	1,248	390
Deposit insurance	1,085	492	1,753	1,267
Merger related costs	1,354	(467)	2,627	(227)
Other operating expenses	10,546	7,818	23,923	15,599
TOTAL NON-INTEREST EXPENSE	39,842	30,319	84,382	62,231

INCOME BEFORE INCOME TAXES	14,372	9,502	19,657	18,059
Provision for income taxes	4,464	2,926	5,396	5,546
NET INCOME	$9,908	$6,576	$14,261	$12,513
BASIC EARNINGS PER SHARE	$0.61	$0.40	$0.88	$0.76
DILUTED EARNINGS PER SHARE	$0.60	$0.40	$0.87	$0.76

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
NET INCOME	$9,908	$6,576	$14,261	$12,513

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,206	(4,232)	2,659	(4,581)
Less: Reclassification adjustment for realized gains (losses) included in net income	38	(193)	38	(193)
Other comprehensive gain (loss), before tax effect	1,168	(4,039)	2,621	(4,388)
Less: Tax effect of other comprehensive gain (loss)	458	(1,584)	1,028	(1,721)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	710	(2,455)	1,593	(2,667)

COMPREHENSIVE INCOME	$10,618	$4,121	$15,854	$9,846

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013

(In thousands)	June 30, 2014	June 30, 2013
	(Unaudited)
OPERATING ACTIVITIES
Net income	$14,261	$12,513
Items not requiring (providing) cash:
Depreciation and amortization	3,808	2,940
Provision for loan losses	2,510	1,953
Net (accretion) amortization of investment securities and assets not covered by FDIC loss share	(1,994)	873
Stock-based compensation expense	655	714
Net accretion on assets covered by FDIC loss share	(350)	(3,170)
Deferred income taxes	(3,143)	(1,756)
(Gain) loss on sale of investments	(38)	193
Gain on sale of premises and equipment	(2,296)	--
Bank owned life insurance income	(705)	(644)
Changes in:
Interest receivable	1,400	1,893
Mortgage loans held for sale	(10,915)	10,913
Assets held in trading accounts	2,097	(2,515)
Other assets	(5,982)	4,997
Accrued expenses and other liabilities	4,113	(2,788)
Income taxes payable	(2,892)	158
Net cash provided by operating activities	529	26,274

INVESTING ACTIVITIES
Net originations of loans	(34,126)	(14,323)
Net collections of loans covered by FDIC loss share	34,830	53,044
Proceeds from sale of student loans	22,136	--
Proceeds from sale of premises and equipment, net of purchases	10,760	(3,274)
Proceeds from sale of foreclosed assets held for sale	13,575	12,669
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	7,677	7,897
Proceeds from sale of short-term investment securities	1,504	--
Proceeds from sale of available-for-sale securities	1,048	617
Proceeds from maturities of available-for-sale securities	59,920	69,930
Purchases of available-for-sale securities	(118,954)	(60,817)
Proceeds from maturities of held-to-maturity securities	130,682	105,426
Purchases of held-to-maturity securities	(184,965)	(164,840)
Purchase of bank owned life insurance	(25)	(7,000)
Cash received on FDIC loss share	11,886	8,447
Net cash (used in) provided by investing activities	(44,052)	7,776

FINANCING ACTIVITIES
Net change in deposits	(55,842)	(61,044)
Dividends paid	(7,467)	(6,903)
Net change in other borrowed funds	(1,488)	(11,782)
Net change in federal funds purchased and securities sold under agreements to repurchase	(9,661)	(25,015)
Net shares issued under stock compensation plans	1,261	450
Repurchase of common stock	--	(8,319)
Net cash used in financing activities	(73,197)	(112,613)

DECREASE IN CASH AND CASH EQUIVALENTS	(116,720)	(78,563)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	539,380	537,797

CASH AND CASH EQUIVALENTS, END OF PERIOD	$422,660	$459,234

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2014 and 2013

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2012	$165	$96,587	$257	$309,053	$406,062
Comprehensive income:
Net income	--	--	--	12,513	12,513
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($1,721)	--	--	(2,667)	--	(2,667)
Comprehensive income					9,846
Stock issued as bonus shares – 64,006 shares	1	228	--	--	229
Vesting bonus shares	--	687	--	--	687
Stock issued for employee stock purchase plan – 5,244 shares	--	126	--	--	126
Exercise of stock options – 4,000 shares	--	95	--	--	95
Stock granted under stock-based compensation plans	--	27	--	--	27
Repurchase of common stock – (326,789 shares)	(3)	(8,316)	--	--	(8,319)
Cash dividends – $0.42 per share	--	--	--	(6,903)	(6,903)

Balance, June 30, 2013 (Unaudited)	163	89,434	(2,410)	314,663	401,850
Comprehensive income:
Net income	--	--	--	10,718	10,718
Change in unrealized depreciation on available-for-sale securities, net of income taxes of ($382)	--	--	(592)	--	(592)
Comprehensive income					10,126
Vesting bonus shares, net of forfeitures – (829 shares)	--	703	--	--	703
Exercise of stock options – 20,290 shares	--	509	--	--	509
Securities exchanged under stock option plan – (669 shares)	--	(23)	--	--	(23)
Repurchase of common stock – (92,775 shares)	(1)	(2,528)	--	--	(2,529)
Cash dividends – $0.42 per share	--	--	--	(6,804)	(6,804)

Balance, December 31, 2013	162	88,095	(3,002)	318,577	403,832
Comprehensive income:
Net income	--	--	--	14,261	14,261
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $1,028	--	--	1,593	--	1,593
Comprehensive income					15,854
Stock issued as bonus shares – 71,840 shares	1	441	--	--	442
Vesting bonus shares, net of forfeitures – (1,560 shares)	--	655	--	--	655
Stock issued for employee stock purchase plan – 4,897 shares	--	118	--	--	118
Exercise of stock options – 33,360 shares	--	843	--	--	843
Securities exchanged under stock option plan – (3,452 shares)	--	(142)	--	--	(142)
Cash dividends – $0.44 per share	--	--	--	(7,467)	(7,467)

Balance, June 30, 2014 (Unaudited)	$163	$90,010	$(1,409)	$325,371	$414,135

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

The Company evaluates loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans.  The Company evaluates purchased impaired loans in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

Following is the computation of per share earnings for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$9,908	$6,576	$14,261	$12,513

Average common shares outstanding	16,318	16,415	16,294	16,466
Average potential dilutive common shares	43	3	43	3
Average diluted common shares	16,361	16,418	16,337	16,469

Basic earnings per share	$0.61	$0.40	$0.88	$0.76
Diluted earnings per share	$0.60	$0.40	$0.87	$0.76

Stock options to purchase 138,528 shares for the three and six months ended June 30, 2013 were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price.

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

Delta Trust & Banking Corporation (Pending Acquisition)

On March 24, 2014, the Company announced that it has entered into a definitive agreement and plan of merger (“Delta Agreement”) with Delta Trust & Banking Corporation (“Delta Trust”), headquartered in Little Rock, Arkansas, including its wholly-owned bank subsidiary Delta Trust & Bank (“DTB”).  According to the terms of the Delta Agreement, the Company will acquire all of the outstanding common stock of Delta Trust in a transaction valued at approximately $63.2 million (based on the Company’s closing price on March 20, 2014), subject to potential adjustments.

Delta Trust conducts banking business from 9 branches located in central, south and northwest Arkansas.  As of June 30, 2014, Delta Trust had approximately $422 million in assets, $325 million in loans and $365 million in deposits.  Completion of the transaction is expected in the third quarter of 2014 and is subject to certain closing conditions, including the approval of the shareholders of Delta Trust.  Upon closing, Delta Trust will merge into the Company.  The Company anticipates merging DTB into Simmons Bank during the fourth quarter of 2014.

Community First Bancshares, Inc. (Pending Acquisition)

On May 6, 2014, the Company announced that it has entered into a definitive agreement and plan of merger (“Community First Agreement”) with Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“First State”).  According to the terms of the Community First Agreement, the Company will acquire all of the outstanding common stock of Community First in a transaction valued at approximately $275.9 million (based on the Company’s May 2, 2014 closing price), subject to potential adjustments.  The transaction is expected to be immediately accretive to the Company’s diluted core earnings per common share.

Community First conducts banking business from 31 branches located throughout Tennessee.  As of June 30, 2014, Community First had approximately $1.9 billion in assets, $1.2 billion in loans and $1.6 billion in deposits.  Completion of the transaction is expected in the fourth quarter of 2014 and is subject to certain closing conditions, including approval by the shareholders of both Community First and the Company and customary regulatory approvals.  Upon closing, Community First will merge into the Company.

Liberty Bancshares, Inc. (Pending Acquisition)

On May 27, 2014, the Company announced that it has entered into a definitive agreement and plan of merger (“Liberty Agreement”) with Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank.  According to the terms of the Liberty Agreement, the Company will acquire all of the outstanding common stock of Liberty in a transaction valued at approximately $208.8 million (based on the Company’s May 23, 2014 closing price), subject to potential adjustments.  The transaction is expected to be immediately accretive to the Company’s diluted core earnings per common share.

Liberty conducts banking business from 24 branches located in southwest Missouri, including five in Springfield, Missouri.  As of June 30, 2014, Liberty had approximately $1.1 billion in assets, $802 million in loans and $881 million in deposits.  Completion of the transaction is expected in the fourth quarter of 2014 and is subject to certain closing conditions, including approval by the shareholders of both Liberty and the Company and customary regulatory approvals.  Upon closing, Liberty will merge into the Company.

NOTE 3:	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30, 2014				December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$449,201	$1,028	$(5,051)	$445,178	$395,198	$50	$(10,535)	$384,713
Mortgage-backed securities	32,204	176	(519)	31,861	34,425	17	(442)	34,000
State and political subdivisions	317,938	6,137	(1,333)	322,742	315,445	2,165	(5,498)	312,112
Other securities	620	--	--	620	620	--	--	620
Total HTM	$799,963	$7,341	$(6,903)	$800,401	$745,688	$2,232	$(16,475)	$731,445

Available-for-Sale
U.S. Treasury	$4,001	$--	$(7)	$3,994	$4,001	$--	$(16)	$3,985
U.S. Government agencies	241,545	(254)	(2,880)	238,411	183,781	8	(5,572)	178,217
Mortgage-backed securities	1,636	322	--	1,958	1,735	156	--	1,891
State and political subdivisions	6,910	13	(3)	6,920	7,860	4	(3)	7,861
Other securities	18,456	597	--	19,053	19,840	484	(1)	20,323
Total AFS	$272,548	$678	$(2,890)	$270,336	$217,217	$652	$(5,592)	$212,277

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

As of June 30, 2014, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$228,195	$(2,194)	$142,085	$(2,857)	$370,280	$(5,051)
Mortgage-backed securities	26,586	(519)	--	--	26,586	(519)
State and political subdivisions	22,563	(334)	34,513	(999)	57,076	(1,333)
Total HTM	$277,344	$(3,047)	$176,598	$(3,856)	$453,942	$(6,903)

Available-for-Sale
U.S. Treasury	$3,994	$(7)	$--	$--	$3,994	$(7)
U.S. Government agencies	134,656	(983)	$93,901	(1,897)	228,557	(2,880)
State and political subdivisions	699	(3)	--	--	699	(3)
Total AFS	$139,349	$(993)	$93,901	$(1,897)	$233,250	$(2,890)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of June 30, 2014, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2014, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $568.0 million at June 30, 2014, and $587.9 million at December 31, 2013.

The book value of securities sold under agreements to repurchase equaled $81.3 million and $102.8 million for June 30, 2014, and December 31, 2013, respectively.

Income earned on securities for the three and six months ended June 30, 2014 and 2013, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Taxable:
Held-to-maturity	$1,378	$760	$2,727	$1,463
Available-for-sale	729	546	1,279	1,065
Non-taxable:
Held-to-maturity	2,633	1,709	5,252	3,384
Available-for-sale	26	4	57	9
Total	$4,766	$3,019	$9,315	$5,921

Maturities of investment securities at June 30, 2014, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$23,361	$23,427	$2,257	$2,261
After one through five years	341,201	339,224	161,497	160,697
After five through ten years	239,939	239,203	90,093	88,119
After ten years	195,462	198,547	808	882
Other securities	--	--	17,893	18,377
Total	$799,963	$800,401	$272,548	$270,336

There were $38,000 of realized gains and no realized losses on investment securities for the three and six months ended June 30, 2014.  There were no realized gains and realized losses of $193,000 on investment securities for the three and six months ended June 30, 2013.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas and Texas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2014, the Company’s loan portfolio was $2.39 billion, compared to $2.40 billion at December 31, 2013.  The various categories of loans are summarized as follows:

(In thousands)	June 30, 2014	December 31, 2013

Consumer:
Credit cards	$176,239	$184,935
Student loans	398	25,906
Other consumer	105,998	98,851
Total consumer	282,635	309,692
Real Estate:
Construction	163,412	146,458
Single family residential	417,187	392,285
Other commercial	653,734	626,333
Total real estate	1,234,333	1,165,076
Commercial:
Commercial	233,510	164,329
Agricultural	111,567	98,886
Total commercial	345,077	263,215
Other	6,797	4,655
Loans	1,868,842	1,742,638
Loans acquired, not covered by FDIC loss share (net of discount)	398,967	515,644
Loans acquired, covered by FDIC loss share (net of discount)	121,524	146,653
Total loans before allowance for loan losses	$2,389,333	$2,404,935

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	June 30, 2014	December 31, 2013

Consumer:
Credit cards	$226	$290
Other consumer	650	677
Total consumer	876	967
Real estate:
Construction	905	116
Single family residential	3,792	2,957
Other commercial	3,470	1,726
Total real estate	8,167	4,799
Commercial:
Commercial	676	378
Agricultural	434	117
Total commercial	1,110	495
Total	$10,153	$6,261

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2014
Consumer:
Credit cards	$660	$424	$1,084	$175,155	$176,239	$197
Student loans	--	323	323	75	398	323
Other consumer	1,097	426	1,523	104,472	105,998	102
Total consumer	1,757	1,173	2,930	279,705	282,635	622
Real estate:
Construction	453	28	481	162,931	163,412	--
Single family residential	1,360	642	2,002	415,185	417,187	172
Other commercial	725	1,063	1,788	651,946	653,734	--
Total real estate	2,538	1,733	4,271	1,230,062	1,234,333	172
Commercial:
Commercial	573	496	1,069	232,441	233,510	49
Agricultural	423	507	930	110,637	111,567	237
Total commercial	996	1,003	1,999	343,078	345,077	286
Other	--	--	--	6,797	6,797	--
Total	$5,291	$3,909	$9,200	$1,859,642	$1,868,842	$1,080

December 31, 2013
Consumer:
Credit cards	$712	$520	$1,232	$183,703	$184,935	$230
Student loans	627	2,264	2,891	23,015	25,906	2,264
Other consumer	911	458	1,369	97,482	98,851	185
Total consumer	2,250	3,242	5,492	304,200	309,692	2,679
Real estate:
Construction	583	30	613	145,845	146,458	--
Single family residential	2,793	1,114	3,907	388,378	392,285	94
Other commercial	1,019	1,533	2,552	623,781	626,333	82
Total real estate	4,395	2,677	7,072	1,158,004	1,165,076	176
Commercial:
Commercial	357	376	733	163,596	164,329	96
Agricultural	42	37	79	98,807	98,886	--
Total commercial	399	413	812	262,403	263,215	96
Other	--	--	--	4,655	4,655	--
Total	$7,044	$6,332	$13,376	$1,729,262	$1,742,638	$2,951

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2014						Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Consumer:
Credit cards	$423	$424	$--	$424	$13	$446	$4	$470	$9
Other consumer	771	706	41	747	166	778	7	823	16
Total consumer	1,194	1,130	41	1,171	179	1,224	11	1,293	25
Real estate:
Construction	2,929	2,825	60	2,885	76	2,840	24	2,962	58
Single family residential	4,683	3,387	1,108	4,495	973	4,254	36	4,153	81
Other commercial	9,392	7,875	1,303	9,178	648	9,562	80	9,437	185
Total real estate	17,004	14,087	2,471	16,558	1,697	16,656	140	16,552	324
Commercial:
Commercial	869	714	1	715	121	765	6	664	13
Agricultural	329	112	--	112	15	98	1	92	2
Total commercial	1,198	826	1	827	136	863	7	756	15
Total	$19,396	$16,043	$2,513	$18,556	$2,012	$18,743	$158	$18,601	$364

December 31, 2013						Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Consumer:
Credit cards	$520	$520	$--	$520	$16	$501	$$3	$516	$8
Other consumer	925	878	32	910	171	1,026	10	1,061	22
Total consumer	1,445	1,398	32	1,430	187	1,527	13	1,577	30
Real estate:
Construction	3,251	2,036	1,171	3,207	371	3,350	34	4,020	84
Single family residential	4,497	2,306	1,645	3,951	745	3,744	37	3,835	80
Other commercial	10,328	6,868	2,319	9,187	564	11,826	118	14,212	295
Total real estate	18,076	11,210	5,135	16,345	1,680	18,920	189	22,067	459
Commercial:
Commercial	547	383	78	461	80	664	7	669	14
Agricultural	117	80	--	80	13	90	1	90	2
Total commercial	664	463	78	541	93	754	8	759	16
Total	$20,185	$13,071	$5,245	$18,316	$1,960	$21,201	$$210	$24,403	$505

At June 30, 2014, and December 31, 2013, impaired loans, net of government guarantees and excluding loans acquired, totaled $18.6 million and $18.3 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $2.0 million at June 30, 2014, and $2.0 million at December 31, 2013.  Approximately $158,000 and $364,000 of interest income was recognized on average impaired loans of $18.7 million and $18.6 million for the three and six months ended June 30, 2014.  Interest income recognized on impaired loans on a cash basis during the three and six months ended June 30, 2014 and 2013 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

June 30, 2014
Real estate:
Construction	--	$--	1	$499	1	$499
Single-family residential	2	395	1	2	3	397
Other commercial	3	1,782	1	630	4	2,412
Total real estate	5	2,177	3	1,131	8	3,308
Commercial:
Commercial	1	599	--	--	1	599
Total commercial	1	599	--	--	1	599
Total	6	$2,776	3	$1,131	9	$3,907

December 31, 2013
Real estate:
Construction	1	$988	--	$--	1	$988
Single-family residential	4	862	--	--	4	862
Other commercial	9	6,974	1	608	10	7,582
Total real estate	14	8,824	1	608	15	9,432
Commercial:
Commercial	1	39	1	60	2	99
Agricultural	1	635	--	--	1	635
Total commercial	2	674	1	60	3	734
Total	16	$9,498	2	$668	18	$10,166

The following table presents loans that were restructured as TDRs during the three and six months ended June 30, 2014 and during the six months ended June 30, 2013, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at June 30	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended June 30, 2014
Commercial:
Commercial	1	$599	$599	$599	$--	$--
Total commercial	1	599	599	599	--	--
Total	1	$599	$599	$599	$--	$--

Six Months Ended June 30, 2014
Real estate:
Single-family residential	1	$1,031	$1,031	$1,031	$--	$--
Total real estate	1	1,031	1,031	1,031	--	--
Commercial:
Commercial	1	599	599	--	--	--
Total commercial	1	599	599	--	--	--
Total	2	$1,630	$1,630	$--	$--	$--

Six Months Ended June 30, 2013
Real estate:
Single-family residential	1	$321	$318	$--	$318	$--
Total real estate	1	321	318	--	318	--
Total	1	$321	$318	$--	$318	$--

During the three months ended June 30, 2014, the Company modified one loan with a recorded investment of $599,000 prior to modification which was deemed troubled debt restructuring.  The restructured loan was modified by changing various terms, including changing the maturity date.  Based on the fair value of the collateral, no specific reserve was determined necessary for this loan.  Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the six months ended June 30, 2014, the Company modified two loans with a total recorded investment of $1,630,000 prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by various terms, including changing the maturity date and deferring amortized principal payments.  Based on the fair value of the collateral, no specific reserve was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

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

There were no loans for which a payment default occurred during the six months ended June 30, 2014 and 2013, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system.   Loans acquired through FDIC-assisted transactions are accounted for in pools, and all of the loan pools were considered satisfactory at June 30, 2014 and December 31, 2013, respectively.  Loans acquired in the Metropolitan acquisition are evaluated individually and include purchased credit impaired loans of $23.4 million and $27.4 million that are classified as substandard at June 30, 2014 and December 31, 2013, respectively.  Of the remaining loans acquired in the Metropolitan transaction, $23.5 million and $31.2 million were classified at June 30, 2014 and December 31, 2013, respectively.  Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC.  See Note 5, Loans Acquired, for further discussion of the acquired loans, loan pools and loss sharing agreements.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding covered and non-covered  loans acquired in FDIC-assisted transactions, were $83.8 million and $94.5 million, as of June 30, 2014 and December 31, 2013, respectively.

The following table presents a summary of loans by credit risk rating as of June 30, 2014 and December 31, 2013, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

June 30, 2014
Consumer:
Credit cards	$175,772	$--	$467	$--	$--	$176,239
Student loans	--	--	398	--	--	398
Other consumer	104,886	4	1,041	52	15	105,998
Total consumer	280,658	4	1,906	52	15	282,635
Real estate:
Construction	159,825	45	3,542	--	--	163,412
Single family residential	408,160	1,641	7,386	--	--	417,187
Other commercial	629,094	4,511	20,129	--	--	653,734
Total real estate	1,197,079	6,197	31,057	--	--	1,234,333
Commercial:
Commercial	227,909	2,077	3,514	10	--	233,510
Agricultural	111,242	--	325	--	--	111,567
Total commercial	339,151	2,077	3,839	10	--	345,077
Other	6,797	--	--	--	--	6,797
Loans acquired, not covered by FDIC loss share	352,082	--	45,885	1,000	--	398,967
Loans acquired, covered by FDIC loss share	121,524	--	--	--	--	121,524
Total	$2,297,291	$8,278	$82,687	$1,062	$15	$2,389,333

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2013
Consumer:
Credit cards	$184,415	$--	$520	$--	$--	$184,935
Student loans	23,642	--	2,264	--	--	25,906
Other consumer	97,655	2	1,121	56	17	98,851
Total consumer	305,712	2	3,905	56	17	309,692
Real estate:
Construction	142,213	71	4,174	--	--	146,458
Single family residential	383,934	1,412	6,939	--	--	392,285
Other commercial	600,045	7,597	18,691	--	--	626,333
Total real estate	1,126,192	9,080	29,804	--	--	1,165,076
Commercial:
Commercial	162,118	200	2,001	10	--	164,329
Agricultural	98,761	--	125	--	--	98,886
Total commercial	260,879	200	2,126	10	--	263,215
Other	4,655	--	--	--	--	4,655
Loans acquired, not covered by FDIC loss share	457,097	--	58,547	--	--	515,644
Loans acquired, covered by FDIC loss share	146,653	--	--	--	--	146,653
Total	$2,301,188	$9,282	$94,382	$66	$17	$2,404,935

Net (charge-offs)/recoveries for the three and six months ended June 30, 2014 and 2013, excluding loans acquired, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Consumer:
Credit cards	$(510)	$(539)	$(1,055)	$(1,212)
Student loans	(20)	(17)	(29)	(30)
Other consumer	(273)	(177)	(291)	(343)
Total consumer	(803)	(733)	(1,375)	(1,585)
Real estate:
Construction	(24)	(7)	(444)	(119)
Single-family residential	(47)	(54)	(358)	(89)
Other commercial	(11)	(531)	(7)	(555)
Total real estate	(82)	(592)	(809)	(763)
Commercial:
Commercial	(170)	(28)	(220)	(57)
Agriculture	--	(18)	(18)	(32)
Total commercial	(170)	(46)	(238)	(89)
Total	$(1,055)	$(1,371)	$(2,422)	$(2,437)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended June 30, 2014
Balance, beginning of period	$3,508	$16,393	$5,444	$1,638	$26,983
Provision for loan losses	613	(142)	576	555	1,602
Charge-offs	(186)	(1,144)	(725)	(426)	(2,481)
Recoveries	16	1,062	215	133	1,426
Net charge-offs	(170)	(82)	(510)	(293)	(1,055)
Balance, June 30, 2014	$3,951	$16,169	$5,510	$1,900	$27,530

Six Months Ended June 30, 2014
Balance, beginning of period	$3,205	$16,885	$5,430	$1,922	$27,442
Provision for loan losses	984	93	1,135	298	2,510
Charge-offs	(268)	(2,179)	(1,541)	(574)	(4,562)
Recoveries	30	1,370	486	254	2,140
Net charge-offs	(238)	(809)	(1,055)	(320)	(2,422)
Balance, June 30, 2014	$3,951	$16,169	$5,510	$1900	$27,530

Period-end amount allocated to:
Loans individually evaluated for impairment	$136	$1,697	$13	$166	$2,012
Loans collectively evaluated for impairment	3,815	14,472	5,497	1,734	25,518
Balance, June 30, 2014	$3,951	$16,169	$5,510	$1,900	$27,530

Activity in the allowance for loan losses for the three and six months ended June 30, 2013 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended June 30, 2013
Balance, beginning of period	$3,532	$16,131	$6,799	$1,273	$27,735
Provision for loan losses	233	(64)	616	249	1,034
Charge-offs	(133)	(887)	(743)	(310)	(2,073)
Recoveries	87	295	204	116	702
Net charge-offs	(46)	(592)	(539)	(194)	(1,371)
Balance, June 30, 2013	$3,719	$15,475	$6,876	$1,328	$27,398

Six Months Ended June 30, 2013
Balance, beginning of period	$3,446	$15,453	$7,211	$1,772	$27,882
Provision for loan losses	362	785	877	(71)	1,953
Charge-offs	(229)	(1,126)	(1,652)	(684)	(3,691)
Recoveries	140	363	440	311	1,254
Net charge-offs	(89)	(763)	(1,212)	(373)	(2,437)
Balance, June 30, 2013	$3,719	$15,475	$6,876	$1,328	$27,398

Period-end amount allocated to:
Loans individually evaluated for impairment	$114	$1,509	$76	$196	$1,895
Loans collectively evaluated for impairment	3,605	13,966	6,800	1,132	25,503
Balance, June 30, 2013	$3,719	$15,475	$6,876	$1,328	$27,398

Period-end amount allocated to:
Loans individually evaluated for impairment	$93	$1,680	$16	$171	$1,960
Loans collectively evaluated for impairment	3,112	15,205	5,414	1,751	25,482
Balance, December 31, 2013	$3,205	$16,885	$5,430	$1,922	$27,442

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

June 30, 2014
Loans individually evaluated for impairment	$827	$16,558	$424	$747	$18,556
Loans collectively evaluated for impairment	344,250	1,217,775	175,815	112,446	1,850,286
Balance, end of period	$345,077	$1,234,333	$176,239	$113,193	$1,868,842

December 31, 2013
Loans individually evaluated for impairment	$541	$16,345	$520	$910	$18,316
Loans collectively evaluated for impairment	262,674	1,148,731	184,415	128,502	1,724,322
Balance, end of period	$263,215	$1,165,076	$184,935	$129,412	$1,742,638

NOTE 5:	LOANS ACQUIRED

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

The Company evaluated all of the loans purchased in conjunction with its previous FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  These loans were not classified as nonperforming assets at June 30, 2014 or December 31, 2013, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  See Note 2, Acquisitions, for further discussion of loans acquired

The following table reflects the carrying value of all acquired loans as of June 30, 2014 and December 31, 2013:

	Loans Acquired
(in thousands)	June 30, 2014	December 31, 2013

Consumer:
Credit Cards	$5,820	$8,116
Other consumer	9,649	15,242
Total consumer	15,469	23,358
Real estate:
Construction	48,019	58,954
Single family residential	138,142	169,599
Other commercial	275,739	338,529
Total real estate	461,900	567,082
Commercial:
Commercial	43,122	71,857
Total commercial	43,122	71,857
Total loans acquired (1)	$520,491	$662,297
_________________________
(1)	Included in loans acquired were $121.5 million and $146.7 million of loans covered by FDIC loss share agreements at June 30, 2014 and December 31, 2013, respectively.

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

The impact of the adjustments on the Company’s financial results for the three and six months ended June 30, 2014 and 2013, is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Impact on net interest income	$5,856	$3,150	$13,247	$6,097
Non-interest income	(6,410)	(3,062)	(13,850)	(5,890)
Net impact to pre-tax income	(554)	88	(603)	207
Net impact, net of taxes	$(337)	$53	$(366)	$126

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $25.1 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $18.6 million.  Of the remaining adjustments, the Company expects to recognize $9.6 million of interest income and a $10.6 million reduction of non-interest income, for a net reduction to pre-tax income of approximately $1.0 million during the remainder of 2014.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$33,542	$218,532	$41,385	$234,785
Additions	--	--	--	--
Accretable yield adjustments	3,928	--	5,411	--
Accretion	(6,180)	6,180	(15,506)	15,506
Payments and other reductions, net	--	(32,619)	--	(58,198)
Balance, ending	$31,290	$192,093	$31,290	$192,093

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$55,187	$260,282	$58,066	$293,606
Additions	--	--	--	--
Accretable yield adjustments	592	--	6,383	--
Accretion	(7,861)	7,861	(16,531)	16,531
Payments and other reductions, net	--	(40,907)	--	(82,901)
Balance, ending	$47,918	$227,236	$47,918	$227,236

Purchased impaired loans on the FDIC-assisted transactions are evaluated in pools with similar characteristics.  No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  For Metropolitan, purchased impaired loans are evaluated on an individual borrower basis.  No loans evaluated by the Company were determined to have experienced further impairment.  Therefore, there were no allowances for loan losses related to the purchased impaired loans at June 30, 2014 or December 31, 2013.

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

The following table presents a summary of the changes in the FDIC true-up provision for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Beginning balance	$7,253	$5,256	$6,768	$4,854
FDIC true-up provision recorded on new acquisitions	--	--	--	--
Amortization expense	41	38	84	81
Adjustments related to changes in expected losses	474	283	916	642
Balance, ending	$7,768	$5,577	$7,768	$5,577

NOTE 6:	GOODWILL AND CORE DEPOSIT PREMIUMS

Goodwill is tested annually, or more than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $78.5 million at June 30, 2014 and at December 31, 2013.

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

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at June 30, 2014 and December 31, 2013, were as follows:

(In thousands)	June 30, 2014	December 31, 2013

Goodwill	$78,529	$78,529
Core deposit premiums:
Gross carrying amount	14,000	15,245
Accumulated amortization	(1,691)	(2,237)
Core deposit premiums, net	12,309	13,008
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(310)	(104)
Purchased credit card relationships, net	1,758	1,964
Other misc. intangibles, net	27	--
Other intangible assets, net	14,094	14,972
Total goodwill and other intangible assets	$92,623	$93,501

Core deposit premium amortization expense recorded for the three and six months ended June 30, 2014 was $350,000 and $699,000, respectively.  Core deposit premium amortization expense recorded for the three and six months ended June 30, 2013 was $136,000 and $273,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of June 30, 2014, is as follows:

(In thousands)	Year	Amortization Expense
	Remaining in 2014	$695
	2015	1,388
	2016	1,385
	2017	1,385
	2018	1,385
	Thereafter	6,071
	Total	$12,309

PCCR amortization expense recorded for the three and six months ended June 30, 2014 was $104,000 and $207,000, respectively.  There was no PCCR amortization expense recorded for the three and six months ended June 30, 2013.  The Company’s estimated remaining amortization expense on PCCR’s as of June 30, 2014, is as follows:

(In thousands)	Year	Amortization Expense
	Remaining in 2014	$207
	2015	414
	2016	414
	2017	413
	2018	310
	Thereafter	--
	Total	$1,758

NOTE 7:	TIME DEPOSITS

Time deposits include approximately $459,545,000 and $504,782,000 of certificates of deposit of $100,000 or more at June 30, 2014, and December 31, 2013, respectively.

NOTE 8:	INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	June 30, 2014	June 30, 2013
Income taxes currently payable	$8,539	$7,302
Deferred income taxes	(3,143)	(1,756)
Provision for income taxes	$5,396	$5,546

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	June 30, 2014	December 31, 2013

Deferred tax assets
Loans acquired	$16,155	$21,853
FDIC true-up liability	2,606	2,369
Allowance for loan losses	10,880	10,660
Valuation of foreclosed assets	7,496	7,468
Tax NOLS from acquisition	11,819	11,819
Deferred compensation payable	1,863	1,808
FHLB advances	230	283
Vacation compensation	1,233	1,148
Accumulated depreciation	5,447	4,916
Loan interest	767	767
Unrealized loss on available-for-sale securities	909	1,938
Other	8,681	5,885
Total deferred tax assets	68,086	70,914
Deferred tax liabilities
Deferred loan fee income and expenses, net	(4,183)	(2,697)
FHLB stock dividends	(1,115)	(1,110)
Goodwill and other intangible amortization	(17,354)	(16,506)
FDIC indemnification asset	(11,967)	(19,138)
Other	(1,121)	(1,231)
Total deferred tax liabilities	(35,740)	(40,682)
Net deferred tax assets included in other assets on balance sheets	$32,346	$30,232

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	June 30, 2014	June 30, 2013

Computed at the statutory rate (35%)	$6,880	$6,321
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	460	508
Tax exempt interest income	(1,868)	(1,200)
Tax exempt earnings on BOLI	(247)	(225)
Other differences, net	171	142
Actual tax provision	$5,396	$5,546

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

NOTE 9:	OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at June 30, 2014, and December 31, 2013, consisted of the following components:

(In thousands)	June 30, 2014	December 31, 2013

Other Borrowings
FHLB advances, due 2014 to 2033, 0.35% to 8.41% secured by real estate loans	$69,602	$71,090
Notes payable, due 12/31/2014 to 12/31/2016, 3.25%, floating rate, unsecured	46,000	46,000
	115,602	117,090
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Total other borrowings and subordinated debentures	$136,222	$137,710

During the fourth quarter of 2013, the Company borrowed $46.0 million from correspondent banks to partially fund the acquisition of Metropolitan.  This debt is unsecured and is scheduled to be repaid in three years or less, by December 31, 2016.

At June 30, 2014, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $69.6 million at June 30, 2014, with approximately $534.2 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $633.8 million at June 30, 2014.

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

Aggregate annual maturities of long-term debt at June 30, 2014, are:

(In thousands)	Year	Annual Maturities

	2014	$6,641
	2015	15,335
	2016	47,745
	2017	22,051
	2018	6,651
	Thereafter	37,799
	Total	$136,222

NOTE 10:	CONTINGENT LIABILITIES

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

On March 4, 2014 the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  Subsequently, on June 18, 2014 the Company filed Amendment No. 1 to the shelf registration statement.  After becoming effective, the shelf registration statement allows the Company to raise capital from time to time, up to an aggregate of $300 million, through the sale of common stock, preferred stock, stock warrants, stock rights or a combination thereof, subject to market conditions.  Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

NOTE 12:	UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of current year earnings plus 75% of the retained net earnings of the preceding year.  At June 30, 2014, the Company subsidiaries had approximately $2.8 million available for payment of dividends to the Company, without prior approval of the regulatory agencies.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of June 30, 2014, each of the four remaining subsidiary banks met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 14.75% at June 30, 2014.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the six months ended June 30, 2014:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2014	184,410	$27.04	145,635	$26.00
Granted	--	--	71,840	35.62
Stock Options Exercised	(33,360)	25.25	--	--
Stock Awards Vested	--	--	(48,225)	30.47
Forfeited/Expired	--	--	(1,558)	25.64
Balance, June 30, 2014	151,050	$27.43	167,692	$28.68
Exercisable, June 30, 2014	151,050	$27.43

The following table summarizes information about stock options under the plans outstanding at June 30, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$23.78	-	$23.78	10,800	0.07	$23.78	10,800	$23.78
24.50	-	24.50	22,800	0.90	24.50	22,800	24.50
26.19	-	27.67	38,700	1.88	26.21	38,700	26.21
28.42	-	28.42	38,500	2.92	28.42	38,500	28.42
30.31	-	30.31	40,250	3.91	30.31	40,250	30.31

Total stock-based compensation expense was $655,000 and $714,000 during the six months ended June 30, 2014 and 2013, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was no unrecognized stock-based compensation expense related to stock options at June 30, 2014. Unrecognized stock-based compensation expense related to non-vested stock awards was $4.1 million at June 30, 2014.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.60 years.

The intrinsic value of stock options outstanding and stock options exercisable at June 30, 2014 was $1.8 million. Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $39.39 as of June 30, 2014, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price. The total intrinsic value of stock options exercised during the six months ended June 30, 2014 and June 30, 2013, was $471,000 and $9,000, respectively.

NOTE 14:	ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the six months ended:

	Six Months Ended June 30,
(In thousands)	2014	2013

Interest paid	$6,952	$6,112
Income taxes paid	11,674	7,144
Transfers of loans to foreclosed assets	2,097	6,556
Transfers of loans acquired, covered by FDIC loss share, to foreclosed assets covered by FDIC loss share	4,043	3,267

NOTE 15:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Professional services	$1,868	$1,106	$3,246	$2,248
Postage	813	609	1,730	1,242
Telephone	703	550	1,403	1,208
Credit card expense	2,123	1,790	4,322	3,331
Operating supplies	418	405	934	794
Amortization of intangibles	452	137	954	273
Branch right sizing expense	300	--	4,178	--
Other expense	3,869	3,221	7,156	6,503
Total other operating expenses	$10,546	$7,818	$23,923	$15,599

NOTE 16:	CERTAIN TRANSACTIONS

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

At June 30, 2014, the Company had outstanding commitments to extend credit aggregating approximately $481,940,000 and $415,195,000 for credit card commitments and other loan commitments.  At December 31, 2013, the Company had outstanding commitments to extend credit aggregating approximately $464,108,000 and $408,388,000 for credit card commitments and other loan commitments.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $9,154,000 and $10,349,000 at June 30, 2014, and December 31, 2013, respectively, with terms ranging from 7 months to 5 years.  At June 30, 2014 and December 31, 2013, the Company’s deferred revenue under standby letter of credit agreements was approximately $26,000 and $10,000, respectively.

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

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in valuation techniques during the periods ended June 30, 2014 and 2013.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014
ASSETS
Available-for-sale securities:
U.S. Treasury	$3,994	$--	$3,994	$--
U.S. Government agencies	238,411	--	238,411	--
Mortgage-backed securities	1,958	--	1,958	--
State and political subdivisions	6,920	--	6,920	--
Other securities	19,053	--	19,053	--
Assets held in trading accounts	6,881	3,320	3,561	--

December 31, 2013
ASSETS
Available-for-sale securities:
U.S. Treasury	$3,985	$--	$3,985	$--
U.S. Government agencies	178,217	--	178,217	--
Mortgage-backed securities	1,891	--	1,891	--
State and political subdivisions	7,861	--	7,861	--
Other securities	20,323	1,504	18,819	--
Assets held in trading accounts	8,978	1,520	7,458	--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of June 30, 2014 and December 31, 2013, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell, was $53.3 million and $64.8 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At June 30, 2014, and December 31, 2013, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2014, and December 31, 2013.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014
ASSETS
Impaired loans (1) (2) (collateral dependent)	$6,138	$--	$--	$6,138
Foreclosed assets held for sale (1)	561	--	--	561

December 31, 2013
ASSETS
Impaired loans (1) (2) (collateral dependent)	$2,768	$--	$--	$2,768
Foreclosed assets held for sale (1)	642	--	--	642
_________________________
(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)
Specific allocations of $367,000 and $249,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended June 30, 2014 and December 31, 2013, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

June 30, 2014
Financial assets:
Cash and cash equivalents	$422,660	$422,660	$--	$--	$422,660
Held-to-maturity securities	799,963	--	800,401	--	800,401
Mortgage loans held for sale	20,409	--	--	20,409	20,409
Interest receivable	14,254	--	14,254	--	14,254
Legacy loans	1,841,312	--	--	1,864,660	1,864,660
Loans acquired, not covered by FDIC loss share	398,967	--	--	392,957	392,957
Loans acquired, covered by FDIC loss share	121,524	--	--	120,413	120,413
FDIC indemnification asset	30,508	--	--	30,508	30,508

Financial liabilities:
Non-interest bearing transaction accounts	838,543	--	838,543	--	838,543
Interest bearing transaction accounts and savings deposits	1,784,040	--	1,784,040	--	1,784,040
Time deposits	1,019,142	--	--	1,022,339	1,022,339
Federal funds purchased and securities sold under agreements to repurchase	98,226	--	98,226	--	98,226
Other borrowings	115,602	--	117,707	--	117,707
Subordinated debentures	20,620	--	16,115	--	16,115
Interest payable	1,442	--	1,442	--	1,442

December 31, 2013
Financial assets:
Cash and cash equivalents	$539,380	$539,380	$--	$--	$539,380
Held-to-maturity securities	745,688	--	731,445	--	731,445
Mortgage loans held for sale	9,494	--	--	9,494	9,494
Interest receivable	15,654	--	15,654	--	15,654
Legacy loans	1,715,196	--	--	1,694,748	1,694,748
Loans acquired, not covered by FDIC loss share	515,644	--	--	513,676	513,676
Loans acquired, covered by FDIC loss share	146,653	--	--	143,814	143,814
FDIC indemnification asset	48,791	--	--	48,791	48,791

Financial liabilities:
Non-interest bearing transaction accounts	718,438	--	718,438	--	718,438
Interest bearing transaction accounts and savings deposits	1,862,618	--	1,862,618	--	1,862,618
Time deposits	1,116,511	--	--	1,120,035	1,120,035
Federal funds purchased and securities sold under agreements to repurchase	107,887	--	107,887	--	107,887
Other borrowings	117,090	--	117,160	--	117,160
Subordinated debentures	20,620	--	12,991	--	12,991
Interest payable	1,450	--	1,450	--	1,450

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 2014 and 2013 and stockholders’ equity and cash flows for the six month periods ended June 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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
August 11, 2014

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended June 30, 2014, was $9.9 million and diluted earnings per share were $0.60, compared to net income of $6.6 million and $0.40 diluted earnings per share for the same period of 2013.  Net income for the six months ended June 30, 2014, was $14.3 million and diluted earnings per share were $0.87, compared to net income of $12.5 million and $0.76 diluted earnings per share for the same period of 2013.

Net income for the first and second quarters in both 2014 and 2013 included significant nonrecurring items that impacted net income.  The majority of these items, which we will discuss later in this section, were related to our acquisitions.  Excluding all nonrecurring items, core earnings for the three months ended June 30, 2014 were $9.2 million, or $0.56 diluted core earnings per share, compared to $6.4 million, or $0.39 diluted core earnings per share for the same period in 2013.  Diluted core earnings per share increased by $0.17, or 43.6%.  Core earnings for the six months ended June 30, 2014 were $16.6 million, or $1.02 diluted core earnings per share, compared to $12.5 million, or $0.76 diluted core earnings per share for the same period in 2013.  Diluted core earnings per share increased by $0.26, or 34.2%.  See Reconciliation of Non-GAAP Measures and Table 13 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

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

During the second quarter of 2014, we entered into a definitive agreement and plan of merger with Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“First State”).  During the second quarter we also entered into a definitive agreement and plan of merger with Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank.  We plan to complete both of these transactions in the fourth quarter of 2014.

The second quarter of 2014 was a landmark quarter for Simmons.  We announced two acquisitions totaling approximately $3 billion in assets and reported record core earnings and record core earnings per share for the quarter.  As a result of acquisitions and efficiency initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits.  Our focus continues to be improvement in core operating income.

We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth as well as in our growth from acquisitions, which enabled us to produce a net interest margin of 4.34% for the quarter.

Stockholders’ equity as of June 30, 2014 was $414.1 million, book value per share was $25.36 and tangible book value per share was $19.69.  Our ratio of stockholders’ equity to total assets was 9.6% and the ratio of tangible stockholders’ equity to tangible assets was 7.6% at June 30, 2014.  The Company’s Tier I leverage ratio of 8.4%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total assets were $4.33 billion at June 30, 2014, compared to $4.38 billion at December 31, 2013 and $3.42 billion at June 30, 2013.  Total loans, including loans acquired, were $2.39 billion at June 30, 2014, compared to $2.40 billion at December 31, 2013 and $1.88 billion at June 30, 2013.  We continue to have good asset quality.

Simmons First National Corporation is a $4.3 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Kansas and Missouri.  Including the pending acquisitions, we project pro forma assets of $8.1 billion with an expansion of our operations within Arkansas, Missouri, and into Tennessee.

Subsidiary Bank Consolidation

We announced in March our plans to consolidate our seven subsidiary banks into a single banking organization, Simmons First National Bank (“Simmons Bank”), headquartered in Pine Bluff, Arkansas.  We completed the first phase by consolidating three subsidiary banks into Simmons Bank in May, and will complete the final phase by consolidating the remaining three subsidiary banks into Simmons Bank in August.  The elimination of the separate bank charters will increase the Company's efficiency and assist us in more effectively meeting the increased regulatory burden currently facing banking institutions.  There are many operational functions that we currently perform separately for each of our seven banks; after the consolidation, these tasks will only need to be performed once.

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2014, net interest income on a fully taxable equivalent basis was $42.1 million, an increase of $11.5 million, or 37.3%, over the same period in 2013.  The increase in net interest income was the result of an $11.9 million increase in interest income and a $0.4 million increase in interest expense.

The increase in interest income primarily resulted from a $9.5 million increase in interest income on loans and a $2.4 million increase in interest income on investment securities.  The increase in interest income on investment securities was primarily due to volume increases resulting from the Metropolitan acquisition in late 2013.  The increase in interest income from loans consisted of a $9.4 million increase in interest income on loans acquired and a $0.1 million increase in interest income on legacy loans.  Although the increase in legacy loan volume generated $1.6 million of additional interest income, a 37 basis point decline in yield resulted in a $1.5 million decrease in interest income, netting the small $0.1 million increase from legacy loans.

The $9.4 million increase in interest income from acquired loans resulted from two sources.  First, the average balance of acquired loans increased by $374.2 million from June 30, 2013 to June 30, 2014 because of the Metropolitan acquisition.  Also, we recognized additional yield accretion in conjunction with the fair value of the loan pools acquired in the 2010 and 2012 FDIC-assisted transactions as discussed in Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased on the loans acquired in 2010 based on payment histories and reduced loss expectations of the loan pools.  Beginning in the third quarter of 2013, the cash flows estimate has also increased on the loans acquired in 2012.  This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the three months ended June 30, 2014, the adjustments increased interest income by an additional $2.7 million and decreased non-interest income by an additional $3.3 million compared to the same period in 2013.  The net decrease to 2014 second quarter pre-tax income was $642,000 from 2013.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $25.1 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $18.6 million.  Of the remaining adjustments, we expect to recognize $9.6 million of interest income and a $10.6 million reduction of non-interest income for a net reduction to pre-tax income of approximately $1.0 million during the remainder of 2014.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $0.4 million increase in interest expense is primarily the result of $46.0 million in 3.25% floating rate notes payable secured as partial funding for our Metropolitan acquisition.  The decrease in interest expense from lower interest rates on our deposit accounts offset the increased interest expense from the growth in deposits, primarily from Metropolitan.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2014, net interest income on a fully taxable equivalent basis was $85.4 million, an increase of $23.5 million, or 38.1%, over the same period in 2013.  The increase in net interest income was the result of a $24.3 million increase in interest income and a $0.8 million increase in interest expense.

The increase in interest income resulted from a $19.8 million increase in interest income on loans and a $4.6 million increase in interest income on investment securities.  The increase in interest income on investment securities was primarily due to volume increases resulting from the Metropolitan acquisition in late 2013.  The increase in interest income from loans consisted of a $21.8 million increase in interest income on loans acquired and a $2.0 million decrease in interest income on legacy loans.  Although the increase in legacy loan volume generated $2.4 million of additional interest income, a 51 basis point decline in yield resulted in a $4.4 million decrease in interest income, netting the $2.0 million decrease from legacy loans.

The $21.8 million increase in interest income from acquired loans resulted from two sources.  First, the average balance of acquired loans increased by $412.3 million because of the Metropolitan acquisition.  Also, we recognized additional yield accretion from the accretable yield adjustments related to the loan pools acquired in the FDIC-assisted transactions.  For the six months ended June 30, 2014, the adjustments increased interest income by an additional $7.1 million and decreased non-interest income by an additional $7.9 million compared to the same period in 2013.  The net decrease to 2014 year-to-date pre-tax income was $810,000 from 2013.

The $0.8 million increase in interest expense is primarily the result of the $46.0 million in 3.25% floating rate notes payable issued as partial funding for our Metropolitan acquisition.  The decrease in interest expense from lower interest rates on our deposit accounts offset the increased interest expense from the growth in deposits, primarily from Metropolitan.

Net Interest Margin

Our net interest margin increased 38 basis points to 4.34% for the three month period ended June 30, 2014, when compared to 3.96% for the same period in 2013.  For the six month period ended June 30, 2014, net interest margin increased 46 basis points to 4.44% when compared to 3.98% for the same period in 2013.  The margin has been strengthened from the impact of the accretable yield adjustments discussed above.  Also, the acquisition of loans, along with our ability to stabilize the size of our legacy loan portfolio, has allowed us to increase our level of higher yielding assets.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Although interest income from our accretable yield adjustments has increased from 2013, the total accretable yield is declining as our FDIC-assisted acquired loan portfolios begin to mature. This reduction in total accretable yield also acts to compress our margin.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three month and six month periods ended June 30, 2014 and 2013, respectively, as well as changes in fully taxable equivalent net interest margin for the three month and six month periods ended June 30, 2014, versus June 30, 2013.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Interest income	$43,842	$32,571	$88,876	$65,803
FTE adjustment	1,695	1,095	3,387	2,168
Interest income – FTE	45,537	33,666	92,263	67,971
Interest expense	3,414	2,989	6,904	6,146
Net interest income – FTE	$42,123	$30,677	$85,359	$61,825

Yield on earning assets – FTE	4.69%	4.35%	4.80%	4.38%
Cost of interest bearing liabilities	0.44%	0.48%	0.44%	0.49%
Net interest spread – FTE	4.25%	3.87%	4.36%	3.89%
Net interest margin – FTE	4.34%	3.96%	4.44%	3.98%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended June 30, 2014 vs. 2013	Six Months Ended June 30, 2014 vs. 2013

Increase due to change in earning assets	$15,000	$30,492
Decrease due to change in earning asset yields	(3,129)	(6,200)
Increase due to change in interest bearing liabilities	(795)	(1,627)
Increase due to change in interest rates paid on interest bearing liabilities	370	869
Increase in net interest income	$11,446	$23,534

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and six month periods ended June 30, 2014 and 2013.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2014			2013
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$456,931	$279	0.24	$527,787	$352	0.27
Federal funds sold	985	2	0.81	1,922	5	1.04
Investment securities - taxable	730,156	(543)	(0.30)	480,220	1,306	1.09
Investment securities - non-taxable	317,938	6,996	8.83	213,015	2,796	5.26
Mortgage loans held for sale	15,299	168	4.40	14,154	118	3.34
Assets held in trading accounts	6,850	5	0.29	8,292	6	0.29
Legacy loans	1,817,429	22,741	5.02	1,688,699	22,614	5.37
Loans acquired	546,614	15,889	11.66	172,415	6,469	15.05
Total interest earning assets	3,892,202	45,537	4.69	3,106,504	33,666	4.35
Non-earning assets	478,476			376,106
Total assets	$4,370,678			$3,482,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,810,436	$720	0.16	$1,456,258	$603	0.17
Time deposits	1,049,865	1,515	0.58	834,583	1,479	0.71
Total interest bearing deposits	2,860,301	2,235	0.31	2,290,841	2,082	0.36
Federal funds purchased and securities sold under agreement to repurchase	101,537	31	0.12	89,879	53	0.24
Other borrowings	116,082	988	3.41	80,090	692	3.47
Subordinated debentures	20,620	160	3.11	20,620	162	3.15
Total interest bearing liabilities	3,098,540	3,414	0.44	2,481,430	2,989	0.48
Non-interest bearing liabilities:
Non-interest bearing deposits	823,552			560,804
Other liabilities	34,637			32,146
Total liabilities	3,956,729			3,074,380
Stockholders’ equity	413,949			408,230
Total liabilities and stockholders’ equity	$4,370,678			$3,482,610
Net interest spread			4.25			3.87
Net interest margin		$42,123	4.34		$30,677	3.96

	Six Months Ended June 30,
	2014			2013
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$482,433	$558	0.23	$544,273	$642	0.24
Federal funds sold	685	3	0.88	5,205	8	0.31
Investment securities - taxable	694,781	4,006	1.16	484,184	2,528	1.05
Investment securities - non-taxable	315,431	8,678	5.55	207,000	5,538	5.40
Mortgage loans held for sale	10,984	237	4.35	16,798	273	3.28
Assets held in trading accounts	7,031	10	0.29	8,409	17	0.41
Legacy loans	1,768,879	44,303	5.05	1,678,876	46,321	5.56
Loans acquired	596,694	34,468	11.65	184,303	12,644	13.83
Total interest earning assets	3,876,918	92,263	4.80	3,129,048	67,971	4.38
Non-earning assets	502,057			381,018
Total assets	$4,378,975			$3,510,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,832,472	$1,414	0.16	$1,450,748	$1,214	0.17
Time deposits	1,073,242	3,091	0.58	846,638	3,067	0.73
Total interest bearing deposits	2,905,714	4,505	0.31	2,297,386	4,281	0.38
Federal funds purchased and securities sold under agreement to repurchase	108,277	84	0.16	104,005	118	0.23
Other borrowings	116,835	1,998	3.45	81,981	1,426	3.51
Subordinated debentures	20,620	317	3.10	20,620	321	3.14
Total interest bearing liabilities	3,151,446	6,904	0.44	2,503,992	6,146	0.49
Non-interest bearing liabilities:
Non-interest bearing deposits	779,323			564,196
Other liabilities	36,525			33,316
Total liabilities	3,967,294			3,101,504
Stockholders’ equity	411,681			408,562
Total liabilities and stockholders’ equity	$4,378,975			$3,510,066
Net interest spread			4.36			3.89
Net interest margin		$85,359	4.44		$61,825	3.98

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

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30, 2014 over 2013			Six Months Ended June 30, 2014 over 2013
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in:

Interest income:
Interest bearing balances due from banks	$(45)	$(28)	$(73)	$(72)	$(12)	$(84)
Federal funds sold	(1)	(2)	(3)	(11)	6	(5)
Investment securities - taxable	429	(2,278)	(1,849)	1,193	285	1,478
Investment securities - non-taxable	1,770	2,430	4,200	2,979	161	3,140
Mortgage loans held for sale	11	39	50	(110)	74	(36)
Assets held in trading accounts	(1)	--	(1)	(3)	(4)	(7)
Legacy loans	1,663	(1,536)	127	2,399	(4,417)	(2,018)
Loans acquired	11,174	(1,754)	9,420	24,117	(2,293)	21,824
Total	15,000	(3,129)	11,871	30,492	(6,200)	24,292

Interest expense:
Interest bearing transaction and savings accounts	142	(25)	117	300	(100)	200
Time deposits	341	(305)	36	726	(702)	24
Federal funds purchased and securities sold under agreements to repurchase	6	(28)	(22)	5	(39)	(34)
Other borrowings	306	(10)	296	596	(24)	572
Subordinated debentures	--	(2)	(2)	--	(4)	(4)
Total	795	(370)	425	1,627	(869)	758
(Decrease) increase in net interest income	$14,205	$(2,759)	$11,446	$28,865	$(5,331)	$23,534

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

The provision for loan losses for the three month period ended June 30, 2014, was $1.6 million, compared to $1.0 million for the three month period ended June 30, 2013, an increase of $0.6 million.  The provision for loan losses for the six month period ended June 30, 2014, was $2.5 million, compared to $2.0 million for the six month period ended June 30, 2013, an increase of $0.5 million.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $15.4 million for the three month period ended June 30, 2014, an increase of $4.1 million, or 36.5%, compared to $11.3 million for the same period in 2013. Total non-interest income was $24.6 million for the six month period ended June 30, 2014, an increase of $2.0 million, or 8.8%, compared to $22.6 million for the same period in 2013.

Included in non-interest income for the three and six months ended June 30, 2014 were two nonrecurring items. During the second quarter we recognized $2.3 million in net gains from the sale of nine former branch locations.  These branches were closed in March as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan.  We are very pleased with the market demand for our former branches, allowing us to negotiate quick sales on several of these non-earning assets.  We expect to liquidate the majority of the remaining former branch locations by the end of the year.

We also recorded a $1.0 million gain from the sale of our merchant services business during the second quarter.  The sale of this service business became necessary as the chip technology in debit and credit cards comes to fruition.  The new contract we have with our vendor serves to eliminate most of our risk while providing our customers with service and support from experts in their field.  While our revenue from these services will decline, so will our support expenses.  We believe that by selling our merchant services and entering into a third-party contract we have mitigated our risk with a neutral financial impact.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees.  Non-interest income also includes mortgage lending income, investment banking income, income from the increase in cash surrender values of bank owned life insurance, gains (losses) from sales of securities and gains (losses) related to FDIC-assisted transactions and covered assets.

Table 5 shows non-interest income for the three and six month periods ended June 30, 2014 and 2013, respectively, as well as changes in 2014 from 2013.

Table 5:  Non-Interest Income

	Three Months Ended June 30		2014 Change from		Six Months Ended June 30		2014 Change from
(In thousands)	2014	2013	2013		2014	2013	2013
Trust income	$1,553	$1,342	$211	15.72%	$3,091	$2,786	$305	10.95%
Service charges on deposit accounts	6,792	4,474	2,318	51.81	12,860	8,715	4,145	47.56
Other service charges and fees	859	791	68	8.60	1,684	1,566	118	7.54
Mortgage lending income	1,262	1,338	(76)	-5.68	2,074	2,554	(480)	-18.79
Investment banking income	154	696	(542)	-77.87	336	1,150	(814)	-70.78
Debit and credit card fees	5,801	4,341	1,460	33.63	11,444	8,380	3,064	36.56
Bank owned life insurance income	377	366	11	3.01	705	644	61	9.47
Gain (loss) on sale of securities	38	(193)	231	-119.69	38	(193)	231	-119.69
Net gain (loss) on assets covered by FDIC loss share agreements	(6,268)	(2,615)	(3,653)	139.69	(13,639)	(4,757)	(8,882)	186.71
Net gain on sale of premises held for sale	2,311	--	2,311	--	2,311	--	2,311	--
Other income	2,509	733	1,776	242,29	3,673	1,741	1,932	110.97
Total non-interest income	$15,388	$11,273	$4,115	36.50%	$24,577	$22,586	$1,991	8.82%

Recurring fee income (service charges, trust fees and debit and credit card fees) for the three month period ended June 30, 2014, was $15.0 million, an increase of $4.1 million, or 37.1%, from the three month period ended June 30, 2013.  Service charges on deposit accounts increased by $2.3 million or 51.8%.  Debit and credit card fees increased by $1.5 million, or 33.6%.  While some of the service charge income increase was due to paper statement fees implemented during 2013, the majority of these increases were due to the additions of accounts from the Metropolitan acquisition.  Trust income increased by $211,000, or 15.7%, due primarily to growth in our personal trust and investor management client base.

Recurring fee income for the six month period ended June 30, 2014, was $29.1 million, an increase of $7.6 million, or 35.6%, from the six month period ended June 30, 2013.  Service charges on deposit accounts increased by $4.1 million, or 47.6%.  Debit and credit card fees increased by $3.1 million, or 36.6%.  While some of the service charge income increase was due to paper statement fees implemented during 2013, the majority of these increases were due to the additions of accounts from the Metropolitan acquisition.  Trust income increased by $305,000, or 11.0%, due primarily to growth in our personal trust and investor management client base.

Mortgage lending income decreased by $76,000 and $480,000 for the three and six months ended June 30, 2014, compared to last year, due primarily to a decline in residential refinancing volume from 2013. However, the mortgage market is improving again, as indicated by our much smaller decline in mortgage lending income during the second quarter.  Investment banking income decreased by $542,000 and $814,000 for the three and six months ended June 30, 2014, due primarily to an industry-wide decline in dealer bank activities.

We recognized $38,000 in gains from the sale of securities during the three and six months ended June 30, 2014, with no realized losses during those periods.  We recorded a nonrecurring $193,000 loss from the sale of securities during the three and six months ended June 30, 2013, as we liquidated the investment portfolios remaining from our 2012 FDIC-assisted acquisitions.  There were no realized gains during those periods.

Net loss on assets covered by FDIC loss share agreements increased by $3.7 million and $8.9 million for the three and six months ended June 30, 2014, compared to last year.  As previously described, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, an additional $3.3 million and $7.9 million of amortization, a reduction of non-interest income, was recorded during the three months and six months ended June 30, 2014, as compared to 2013, related to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  A reduction of income from the normal accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, was the primary cause of the remainder of the increase in net loss.

Other income increased by $1.8 million and $1.9 million for the three and six months ended June 30, 2014, due primarily to the $1.0 million gain from the sale of our merchant services business.  The remaining increase is due to miscellaneous items, including gains on sale of other real estate.

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

Non-interest expense for the three months ended June 30, 2014, was $39.8 million, an increase of $9.5 million, or 31.4%, from the same period in 2013.  This increase includes $1.3 million in second quarter 2014 merger related costs associated with our recently announced acquisitions.  During the same quarter of 2013 we reversed $0.5 million of merger related costs that were previously accrued for system related conversions for our 2012 FDIC acquisitions.  As a result, total merger related expenses increased by $1.8 million from the second quarter last year.

During May we consolidated three of our subsidiary banks into Simmons Bank and incurred $414,000 of charter consolidation costs, mostly related to systems conversions.  We also recorded $300,000 in branch rightsizing costs related to the maintenance of our closed branches.  Normalizing for the nonrecurring merger related costs, branch right sizing expenses and charter consolidation costs, non-interest expense for the three months ended June 30, 2014 increased $7.0 million, or 22.7%, from the same period in 2013, primarily due to the incremental operating expenses of the acquired Metropolitan locations.

Non-interest expense for the six months ended June 30, 2014 was $84.4 million, an increase of $22.2 million, or 35.6%, from the same period in 2013.  This increase includes expenses of $4.2 million associated with the closure and maintenance of eleven legacy Simmons branches.  These branches, along with sixteen former Metropolitan branches, were closed in March as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan.  The costs of closing the former Metropolitan locations were included as merger related costs in the fourth quarter of 2013.  Also included in non-interest expense for the six months ended June 30, 2014 were an additional $2.6 million of merger related expenses associated with Metropolitan and our recently announced acquisitions.  During the same period of 2013 we recorded a negative $0.2 million in merger related costs due to the reversal of previously accrued system related conversion costs.  As a result, total merger related expenses for the six months ended June 30, 2014 increased by $2.8 million from last year.

Normalizing for the nonrecurring merger related costs, branch right sizing expenses and charter consolidation costs, non-interest expense for the six months ended June 30, 2014 increased $14.7 million, or 23.5%, from the same period in 2013, primarily due to the incremental operating expenses of the acquired Metropolitan locations.

Salaries and employee benefits increased by $3.0 million and $7.0 million for the three and six months ended June 30, 2014.  Occupancy expense increased by $835,000 and $2.2 million for the same periods, while furniture and equipment expense increased by $185,000 and $476,000 for the same periods.  These increases, along with the increases in several other operating expense categories, were a result of the Metropolitan acquisition.

Table 6 below shows non-interest expense for the three month and six month periods ended June 30, 2014 and 2013, respectively, as well as changes in 2014 from 2013.

Table 6:  Non-Interest Expense

	Three Months Ended June 30		2014 Change from		Six Months Ended June 30		2014 Change from
(In thousands)	2014	2013	2013		2014	2013	2013
Salaries and employee benefits	$20,982	$17,937	$3,045	16.98%	$43,447	$36,444	$7,003	19.22%
Occupancy expense, net	3,285	2,450	835	34.08	7,155	5,005	2,150	42.96
Furniture and equipment expense	2,215	2,030	185	9.11	4,229	3,753	476	12.68
Other real estate and foreclosure expense	375	59	316	535.59	1,248	390	858	220.00
Deposit insurance	1,085	492	593	120.53	1,753	1,267	486	38.36
Merger related costs	1,354	(467)	1,821	-389.94	2,627	(227)	2,854	-1257.27
Other operating expenses:
Professional services	1,868	1,106	762	68.90	3,246	2,248	998	44.40
Postage	813	609	204	33.50	1,730	1,242	488	39.29
Telephone	703	550	153	27.82	1,403	1,208	195	16.14
Credit card expenses	2,123	1,790	333	18.60	4,322	3,331	991	29.75
Operating supplies	418	405	13	3.21	934	794	140	17.63
Amortization of intangibles	452	137	315	229.93	954	273	681	249.45
Branch right sizing expense	300	--	300	--	4,178	--	4,178	--
Other expense	3,869	3,221	648	20.12	7,156	6,503	653	10.04
Total non-interest expense	$39,842	$30,319	$9,523	31.41%	$84,382	$62,231	$22,151	35.59%

LOAN PORTFOLIO

Our loan portfolio, excluding loans acquired, averaged $1.769 billion and $1.679 billion during the first six months of 2014 and 2013, respectively.  As of June 30, 2014, total loans, excluding loans acquired, were $1.869 billion, an increase of $126 million from December 31, 2013.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan not covered by FDIC loss share as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans.  Our legacy loan growth from December 31, 2013 to June 30, 2014 included $43.6 million in balances that migrated from acquired loans during the period.  These migrated loan balances are included in the legacy loan balances as of June 30, 2014.  Excluding the migrated balances from the growth calculation, our legacy loans have grown at a 9.6% annualized rate during 2014.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	June 30, 2014	December 31, 2013

Consumer:
Credit cards	$176,239	$184,935
Student loans	398	25,906
Other consumer	105,998	98,851
Total consumer	282,635	309,692
Real estate:
Construction	163,412	146,458
Single family residential	417,187	392,285
Other commercial	653,734	626,333
Total real estate	1,234,333	1,165,076
Commercial:
Commercial	233,510	164,329
Agricultural	111,567	98,886
Total commercial	345,077	263,215
Other	6,797	4,655
Total loans, excluding loans acquired, before allowance for loan losses	$1,868,842	$1,742,638

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $282.6 million at June 30, 2014, or 15.1% of total loans, compared to $309.7 million, or 17.8% of total loans at December 31, 2013.   The decrease in consumer loans was primarily in student loans, a valuable business line eliminated from the private sector by Government legislation after the 2009 – 2010 school year.  Since that time we continued to service our remaining student loans internally until the loans paid off, while searching for a suitable buyer.  During the second quarter of 2014 we sold substantially our entire student loan portfolio at par.  As expected, credit card loans decreased $8.7 million due to seasonality, but were offset by a $7.1 million increase in other consumer loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.234 billion at June 30, 2014, or 66.0% of total loans, compared to the $1.165 billion, or 66.9%, of total loans at December 31, 2013, an increase of $69.2 million.

Commercial loans consist of non-agricultural commercial loans and agricultural loans.  Commercial loans were $345.1 million at June 30, 2014, or 18.5% of total loans, compared to $263.2 million, or 15.1% of total loans at December 31, 2013, an increase of $81.9 million.  This increase was primarily due to an increase in non-agricultural commercial loans to $233.5 million, a $69.2 million, or 42.1%, growth from December 31, 2013.  Agricultural loans increased to $111.6 million, a $12.7 million, or 12.8%, growth primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

LOANS ACQUIRED

On November 25, 2013, the Company completed the acquisition of Metropolitan, in which the Company purchased all the stock of Metropolitan for $53.6 million in cash.  The acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code.  Included in the acquisition were loans with a fair value of $457.4 million and foreclosed assets with a fair value of $42.9 million.

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

A summary of the covered assets, along with the acquired loans and foreclosed assets held for sale that are not covered under FDIC loss share agreements, are reflected in Table 8 below as of June 30, 2014 and December 31, 2013.

Table 8:  Assets Acquired

(In thousands)	June 30, 2014	December 31, 2013

Loans acquired, covered by FDIC loss share (net of discount)	$121,524	$146,653
Foreclosed assets covered by FDIC loss share	16,951	20,585
FDIC indemnification asset	30,508	48,791
Total covered assets	$168,983	$216,029

Loans acquired, not covered by FDIC loss share (net of discount)	$398,967	$515,644
Foreclosed assets acquired, not covered by FDIC loss share	36,597	45,459
Total assets acquired, not covered by FDIC loss share	$435,564	$561,103

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

We evaluated all of the loans purchased in conjunction with the acquisition of Truman, Excel and our previous FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30. All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans. These loans were not classified as nonperforming assets at June 30, 2014, or December 31, 2013, as the loans are accounted for on a pooled basis and the pools are considered to be performing. For further discussion of loans acquired, see Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, decreased by $9.5 million from December 31, 2013 to June 30, 2014.  Foreclosed assets held for sale (legacy and acquired, not covered) decreased by $11.5 million, as we were able to rid ourselves of several significant non-performing assets through liquidation.  Nonaccrual loans increased by $3.9 million during the period, primarily CRE loans.  Non-performing assets, including trouble debt restructurings (“TDRs”) and acquired non-covered foreclosed assets, as a percent of total assets were 1.56% at June 30, 2014, compared to 1.91% at December 31, 2013.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  During 2013, we had several large TDRs yielding a market interest rate that no longer had any concession regarding payment amount or amortization.  Because those loans are no longer considered TDRs, our TDR balance declined to $3.9 million at June 30, 2014, compared to $10.2 million at December 31, 2013.  The majority of our TDRs remain in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.47% as of June 30, 2014.  Non-performing loans equaled 0.60% of total loans.  Non-performing assets were 1.49% of total assets, a 20 basis point improvement from December 31, 2013.  The allowance for loan losses was 245% of non-performing loans.  Our annualized net charge-offs to total loans for the first six months of 2014 was 0.28%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.17%.  Year-to-date annualized net credit card charge-offs to total credit card loans were 1.17%, compared to 1.33% during the full year 2013, and more than 200 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	June 30, 2014	December 31, 2013

Nonaccrual loans (1)	$10,153	$6,261
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	323	2,264
Other loans	757	687
Total loans past due 90 days or more	1,080	2,951
Total non-performing loans	11,233	9,212
Other non-performing assets:
Foreclosed assets held for sale	16,745	19,361
Acquired foreclosed assets held for sale, not covered by loss share	36,597	45,459
Other non-performing assets	80	75
Total other non-performing assets	53,422	64,895
Total non-performing assets	$64,655	$74,107

Performing TDRs	$2,776	$9,497
Allowance for loan losses to non-performing loans	245%	298%
Non-performing loans to total loans	0.60%	0.53%
Non-performing loans to total loans (excluding Government guaranteed student loans) (2)	0.58%	0.40%
Non-performing assets to total assets (3)	1.49%	1.69%
Non-performing assets to total assets (excluding Government guaranteed student loans) (2) (3)	1.49%	1.64%
_______________________________
(1)	Includes nonaccrual TDRs of approximately $1.1 million at June 30, 2014 and $0.7 million at December 31, 2013.
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

There was no interest income on nonaccrual loans recorded for the three and six month periods ended June 30, 2014 and 2013.

At June 30, 2014, impaired loans, net of government guarantees and loans acquired, were $18.6 million compared to $18.3 million at December 31, 2013.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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
An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2014	2013

Balance, beginning of year	$27,442	$27,882
Loans charged off:
Credit card	1,541	1,652
Other consumer	574	684
Real estate	2,179	1,126
Commercial	268	229
Total loans charged off	4,562	3,691
Recoveries of loans previously charged off:
Credit card	486	440
Other consumer	254	311
Real estate	1370	363
Commercial	30	140
Total recoveries	2,140	1,254
Net loans charged off	2,422	2,437
Provision for loan losses	2,510	1,953
Balance, June 30	$27,530	27,398

Loans charged off:
Credit card		1,611
Other consumer		877
Real estate		502
Commercial		153
Total loans charged off		3,143
Recoveries of loans previously charged off:
Credit card		461
Other consumer		280
Real estate		229
Commercial		52
Total recoveries		1,022
Net loans charged off		2,121
Provision for loan losses		2,165
Balance, end of year		$27,442

Provision for Loan Losses

The amount of provision to the allowance during the three and six months ended June 30, 2014 and 2013, and for the year ended December 31, 2013, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of June 30, 2014, the allowance for loan losses reflects an increase of $88,000 from December 31, 2013, while total loans, excluding loans acquired, increased by $126.2 million over the same six month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	June 30, 2014		December 31, 2013
($ in thousands)	Allowance Amount	% of Loans (1)	Allowance Amount	% of Loans (1)

Credit cards	$5,510	9.4%	$5,430	10.6%
Other consumer	1,572	5.7	1,758	7.2
Real estate	16,169	66.0	16,885	66.9
Commercial	3,951	18.5	3,205	15.1
Other	328	0.4	164	0.2
Total	$27,530	100.0%	$27,442	100.0%
_____________________________
(1) Percentage of loans in each category to total loans, excluding loans acquired.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 103 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of June 30, 2014, core deposits comprised 87.1% of our total deposits.

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

Our total deposits as of June 30, 2014, were $3.642 billion, a decrease of $55.8 million from December 31, 2013.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $2.623 billion at June 30, 2014, compared to $2.581 billion at December 31, 2013, a $41.5 million increase.  Total time deposits decreased $97.4 million to $1.019 billion at June 30, 2014, from $1.117 billion at December 31, 2013.  In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits.  We had $11.7 million and $16.8 million of brokered deposits at June 30, 2014, and December 31, 2013, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $136.2 million and $137.7 million at June 30, 2014 and December 31, 2013, respectively.  The outstanding long-term debt balance for June 30, 2014 includes $69.6 million in FHLB long-term advances, $46.0 million in notes payable and $20.6 million of trust preferred securities.  The outstanding balance for December 31, 2013 included $71.1 million in FHLB long-term advances, $46.0 million in notes payable and $20.6 million of trust preferred securities.

The $46.0 million notes payable is unsecured debt from correspondent banks used as partial funding for our Metropolitan acquisition in 2013.  These notes carry a 3.25% floating rate to be repaid in three years or less.  During the six months ended June 30, 2014, we decreased total debt by $1.5 million from December 31, 2013 due to scheduled payoffs of FHLB advances that more than offset new FHLB borrowings during the period.

CAPITAL

Overview

At June 30, 2014, total capital was $414.1 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At June 30, 2014, our equity to asset ratio was 9.6%, up 36 basis points from year-end 2013.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of June 30, 2014, no preferred stock has been issued.

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

On March 4, 2014 the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  Subsequently, on June 18, 2014 the Company filed Amendment No. 1 to the shelf registration statement.  After becoming effective, the shelf registration statement allows us to raise capital from time to time, up to an aggregate of $300 million, through the sale of common stock, preferred stock, stock warrants, stock rights or a combination thereof, subject to market conditions.  Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that we are required to file with the SEC at the time of the specific offering.

Cash Dividends

We declared cash dividends on our common stock of $0.44 per share for the first six months of 2014 compared to $0.42 per share for the first six months of 2013, an increase of $0.02, or 4.8%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and the share repurchase plan.  The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from the four subsidiary banks.  Payment of dividends by the eight subsidiary banks is subject to various regulatory limitations.  See the Liquidity and Market Risk Management discussions of Item 3 – Quantitative and Qualitative Disclosure About Market Risk for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2014, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at June 30, 2014, and December 31, 2013, are presented in Table 12 below:

Table 12:  Risk-Based Capital

($ in thousands)	June 30, 2014	December 31, 2013

Tier 1 capital:
Stockholders’ equity	$414,135	$403,832
Trust preferred securities	20,000	20,000
Goodwill and core deposit premiums	(74,003)	(75,501)
Unrealized loss on available-for-sale securities, net of income taxes	1,409	3,002
Total Tier 1 capital	361,541	351,333
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	47	45
Qualifying allowance for loan losses	29,621	28,967
Total Tier 2 capital	29,668	29,012
Total risk-based capital	$391,209	$380,345
Risk weighted assets	$2,652,474	$2,697,630
Assets for leverage ratio	$4,299,379	$3,811,793

Ratios at end of period:
Tier 1 leverage ratio	8.41%	9.22%
Tier 1 risk-based capital ratio	13.63%	13.02%
Total risk-based capital ratio	14.75%	14.10%
Minimum guidelines:
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The Basel III Capital Rules are effective for the Company and its subsidiary banks on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management believes that, as of June 30, 2014, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {gain on sale of merchant services, merger related costs, loss on sale of securities related to FDIC-assisted acquisitions, branch right sizing gains and costs and charter consolidation costs}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013

Net Income	$9,908	$6,576	$14,261	$12,513
Nonrecurring items:
Gain on sale of merchant services	(1,000)	--	(1,000)	--
Merger related costs	1,354	(467)	2,627	(227)
Loss on sale of securities related to FDIC-assisted acquisitions	--	193	--	193
Branch right sizing (1)	(2,011)	--	1,867,	--
Charter consolidation costs	414	--	414	--
Tax effect (2)	488	107	(1,532)	13
Net nonrecurring items	(755)	(167)	2,375	(21)
Core earnings (non-GAAP)	$9,153	$6,409	$16,635	$12,492

Diluted earnings per share	$0.60	$0.40	$0.87	$0.76
Nonrecurring items:
Gain on sale of merchant services	(0.06)	--	(0.06)	--
Merger related costs	0.08	(0.03)	0.16	(0.02)
Loss on sale of securities related to FDIC-assisted acquisitions	--	0.01	--	0.01
Branch right sizing	(0.12)	--	0.12	--
Charter consolidation costs	0.03	--	0.03	--
Tax effect (2)	0.03	0.01	(0.10)	0.01
Net nonrecurring items	(0.04)	(0.01)	0.15	--
Diluted core earnings per share (non-GAAP)	$0.56	$0.39	$1.02	$0.76
____________________________
(1)	2014 amounts include $2,311 gain on sale of previously closed branches.
(2)	Effective tax rate of 39%.

Item 3.                 Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At June 30, 2014, undivided profits of the Company's subsidiary banks were approximately $174.8 million, of which approximately $2.8 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  At June 30, 2014, each subsidiary bank was within established guidelines and total corporate liquidity remains very strong.  At June 30, 2014, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 16.7% of total assets, as compared to 17.6% at December 31, 2013.

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

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and its subsidiary banks have approximately $81 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  In order to ensure availability of these upstream funds, we have a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $40 million in funds on a given day.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our network of subsidiary banks throughout Arkansas.  Although this method can be a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $534 million of these lines of credit are currently available, if needed.

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

As of June 30, 2014, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.05% and 0.63%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -12.09% relative to the base case over the next 12 months.  The likelihood of a decrease in interest rates in excess of 50 basis points as of June 30, 2014 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2014:

Table 14:	Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	0.63%
Up 100 basis points	0.05%
Down 100 basis points	-12.09%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended June 30, 2014.

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

2.9
Agreement and Plan of Merger by and between Simmons First National Corporation and Liberty Bancshares, Inc., dated May 27, 2014 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for June 2, 2014 (File No. 000-06253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 11, 2014	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	August 11, 2014	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date:	August 11, 2014	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer