Form 10-Q
period 2014-09-30
SIMMONS FIRST NATIONAL CORP
filed 2014-11-10
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2014	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 24, 2014, was 18,022,011.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2014

Part I:	Financial Information
Item 1.	Financial Statements

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2014 and December 31, 2013

(In thousands, except share data)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$73,554	$69,827
Interest bearing balances due from banks	210,742	469,553
Federal funds sold	10,000	-
Cash and cash equivalents	294,296	539,380
Investment securities	1,140,203	957,965
Mortgage loans held for sale	22,003	9,494
Assets held in trading accounts	6,819	8,978
Loans:
Legacy loans	1,963,378	1,742,638
Allowance for loan losses	(27,076)	(27,442)
Loans acquired, not covered by FDIC loss share (net of discount)	676,056	515,644
Loans acquired, covered by FDIC loss share (net of discount)	118,158	146,653
Net loans	2,730,516	2,377,493
FDIC indemnification asset	25,694	48,791
Premises and equipment	115,639	119,614
Premises held for sale	15,856	19,466
Foreclosed assets not covered by FDIC loss share	50,770	64,820
Foreclosed assets covered by FDIC loss share	15,212	20,585
Interest receivable	18,006	15,654
Bank owned life insurance	75,357	60,384
Goodwill	108,158	78,529
Other intangible assets	22,988	14,972
Other assets	49,705	46,975
Total assets	$4,691,222	$4,383,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$884,064	$718,438
Interest bearing transaction accounts and savings deposits	1,984,422	1,862,618
Time deposits	1,040,429	1,116,511
Total deposits	3,908,915	3,697,567
Federal funds purchased and securities sold under agreements to repurchase	112,977	107,887
Other borrowings	123,396	117,090
Subordinated debentures	20,620	20,620
Accrued interest and other liabilities	41,309	36,104
Total liabilities	4,207,217	3,979,268

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at September 30, 2014 and December 31, 2013	-	-
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 17,992,261 and 16,226,256 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	180	162
Surplus	155,592	88,095
Undivided profits	330,185	318,577
Accumulated other comprehensive loss	(1,952)	(3,002)
Total stockholders’ equity	484,005	403,832
Total liabilities and stockholders’ equity	$4,691,222	$4,383,100

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST INCOME
Legacy loans	$23,841	$23,483	$68,124	$69,781
Loans acquired	16,241	7,132	50,710	19,776
Federal funds sold	12	6	16	14
Investment securities	4,717	3,428	14,032	9,349
Mortgage loans held for sale	269	122	506	395
Assets held in trading accounts	3	6	13	23
Interest bearing balances due from banks	132	234	691	875
TOTAL INTEREST INCOME	45,215	34,411	134,092	100,213

INTEREST EXPENSE
Deposits	2,232	1,993	6,737	6,274
Federal funds purchased and securities sold under agreements to repurchase	55	46	194	165
Other borrowings	996	646	2,995	2,072
Subordinated debentures	160	162	477	483
TOTAL INTEREST EXPENSE	3,443	2,847	10,403	8,994

NET INTEREST INCOME	41,772	31,564	123,689	91,219
Provision for loan losses	1,128	1,081	3,638	3,034

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,644	30,483	120,051	88,185

NON-INTEREST INCOME
Trust income	1,838	1,448	4,929	4,234
Service charges on deposit accounts	6,238	4,603	19,098	13,318
Other service charges and fees	808	728	2,490	2,294
Mortgage lending income	1,812	1,122	3,885	3,677
Investment banking income	284	240	620	1,390
Debit and credit card fees	5,769	4,400	17,213	12,779
Bank owned life insurance income	411	328	1,117	974
(Loss) gain on sale of securities	(18)	-	20	(193)
Net (loss) gain on assets covered by FDIC loss share agreements	(3,744)	(3,443)	(17,303)	(8,200)
Other income	2,637	887	8,619	2,626
TOTAL NON-INTEREST INCOME	16,035	10,313	40,688	32,899

NON-INTEREST EXPENSE
Salaries and employee benefits	20,892	17,701	64,338	54,146
Occupancy expense, net	3,204	2,485	10,338	7,490
Furniture and equipment expense	2,363	1,613	6,592	5,367
Other real estate and foreclosure expense	1,864	385	3,112	775
Deposit insurance	877	595	2,630	1,862
Merger related costs	3,628	190	6,255	(37)
Other operating expenses	11,526	7,934	35,492	23,529
TOTAL NON-INTEREST EXPENSE	44,354	30,903	128,757	93,132

INCOME BEFORE INCOME TAXES	12,325	9,893	31,982	27,952
Provision for income taxes	3,537	2,961	8,933	8,507
NET INCOME	$8,788	$6,932	$23,049	$19,445
BASIC EARNINGS PER SHARE	$0.52	$0.43	$1.40	$1.19
DILUTED EARNINGS PER SHARE	$0.52	$0.43	$1.39	$1.19

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
NET INCOME	$8,788	$6,932	$23,049	$19,445

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(911)	(314)	1,748	(4,896)
Less: Reclassification adjustment for realized gains (losses) included in net income	(18)	-	20	(193)
Other comprehensive gain (loss), before tax effect	(893)	(314)	1,728	(4,703)
Less: Tax effect of other comprehensive gain (loss)	(350)	(123)	678	(1,845)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(543)	(191)	1,050	(2,858)

COMPREHENSIVE INCOME	$8,245	$6,741	$24,099	$16,587

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013

(In thousands)	September 30, 2014	September 30, 2013
	(Unaudited)
OPERATING ACTIVITIES
Net income	$23,049	$19,445
Items not requiring (providing) cash:
Depreciation and amortization	5,221	4,416
Provision for loan losses	3,638	3,034
Net accretion of investment securities and assets not covered by FDIC loss share	(2,768)	(389)
Stock-based compensation expense	962	1,039
Net accretion on assets covered by FDIC loss share	(1,541)	(4,553)
Deferred income taxes	(4,456)	(2,274)
(Gain) loss on sale of investments	(20)	193
Gain on sale of premises and equipment	(3,156)	-
Bank owned life insurance income	(1,117)	(974)
Changes in:
Interest receivable	(873)	(1,078)
Mortgage loans held for sale	(12,509)	14,762
Assets held in trading accounts	2,159	(2,520)
Other assets	(4,893)	1,594
Accrued expenses and other liabilities	11,706	(1,680)
Income taxes payable	(3,328)	(462)
Net cash provided by operating activities	12,074	30,553

INVESTING ACTIVITIES
Net originations of loans	(96,670)	(97,444)
Net collections of loans covered by FDIC loss share	41,649	68,674
Proceeds from sale of student loans	22,136	-
Proceeds from sale of premises held for sale	13,917	-
Purchase of premises and equipment, net	(3,629)	(3,516)
Proceeds from sale of foreclosed assets held for sale	19,733	12,943
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	10,853	11,684
Proceeds from sale of short-term investment securities	1,504	-
Proceeds from sale of available-for-sale securities	13,159	16,029
Proceeds from maturities of available-for-sale securities	122,041	53,144
Purchases of available-for-sale securities	(200,284)	(60,848)
Proceeds from maturities of held-to-maturity securities	325,895	113,289
Purchases of held-to-maturity securities	(381,175)	(199,201)
Purchase of bank owned life insurance	(6,326)	(7,000)
Cash received on FDIC loss share	13,325	11,621
Purchase of Delta Trust & Bank, net of cash received	11,343	-
Net cash used in investing activities	(92,529)	(80,625)

FINANCING ACTIVITIES
Net change in deposits	(144,014)	(35,365)
Dividends paid	(11,441)	(10,304)
Net change in other borrowed funds	(4,671)	(13,454)
Net change in federal funds purchased and securities sold under agreements to repurchase	(6,010)	(41,767)
Net shares issued under stock compensation plans	1,507	498
Repurchase of common stock	-	(10,848)
Net cash used in financing activities	(164,629)	(111,240)

DECREASE IN CASH AND CASH EQUIVALENTS	(245,084)	(161,312)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	539,380	537,797

CASH AND CASH EQUIVALENTS, END OF PERIOD	$294,296	$376,485

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2014 and 2013

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2012	$165	$96,587	$257	$309,053	$406,062
Comprehensive income:
Net income	-	-	-	19,445	19,445
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($1,845)	-	-	(2,858)	-	(2,858)
Comprehensive income					16,587
Stock issued as bonus shares – 64,506 shares	1	228	-	-	229
Vesting bonus shares	-	1,012	-	-	1,012
Stock issued for employee stock purchase plan – 5,244 shares	-	126	-	-	126
Exercise of stock options – 6,000 shares	-	143	-	-	143
Stock granted under stock-based compensation plans	-	27	-	-	27
Repurchase of common stock – (419,564 shares)	(4)	(10,844)	-	-	(10,844)
Cash dividends – $0.63 per share	-	-	-	(10,304)	(10,304)

Balance, September 30, 2013 (Unaudited)	162	87,279	(2,601)	318,194	403,034
Comprehensive income:
Net income	-	-	-	3,786	3,786
Change in unrealized depreciation on available-for-sale securities, net of income taxes of ($258)	-	-	(401)	-	(401)
Comprehensive income					3,385
Stock issued as bonus shares – 10,500 shares
Vesting bonus shares, net of forfeitures – (829 shares)	-	378	-	-	378
Exercise of stock options – 18,290 shares	-	461	-	-	461
Securities exchanged under stock option plan – (669 shares)	-	(23)	-	-	(23)
Cash dividends – $0.21 per share	-	-	-	(3,403)	(3,403)

Balance, December 31, 2013	162	88,095	(3,002)	318,577	403,832
Comprehensive income:
Net income	-	-	-	23,049	23,049
Change in unrealized (depreciation) on available-for-sale securities, net of income taxes of $678	-	-	1,050	-	1,050
Comprehensive income					24,099
Stock issued as bonus shares – 92,6300 shares	1	441	-	-	442
Vesting bonus shares, net of forfeitures – (1,560 shares)	-	962	-	-	962
Stock issued for employee stock purchase plan – 4,897 shares	-	118	-	-	118
Exercise of stock options – 45,160 shares	1	1,131	-	-	1,132
Securities exchanged under stock option plan – (4,546 shares)	-	(185)	-	-	(185)
Delta Trust & Bank acquisition – 1,629,424 shares	16	65,030	-	-	65,046
Repurchase of common stock	-	-	-	-	-
Cash dividends – $0.66 per share	-	-	-	(11,441)	(11,441)

Balance, September 30, 2014 (Unaudited)	$180	$155,592	$(1,952)	$330,185	$484,005

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

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure impacting FASB ASC 310-40, Receivables – Troubled Debt Restructuring by Creditors.  This update affects creditors that hold government-guaranteed mortgage loans.  The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; (3) at the time of foreclosure, the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  ASU 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014.  The Company is in the process of evaluating the impact of ASU 2014-04 on its financial statements.

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

Following is the computation of per share earnings for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$8,788	$6,932	$23,049	$19,445

Average common shares outstanding	16,873	16,220	16,489	16,383
Average potential dilutive common shares	44	5	44	5
Average diluted common shares	16,917	16,225	16,533	16,388

Basic earnings per share	$0.52	$0.43	$1.40	$1.19
Diluted earnings per share	$0.52	$0.43	$1.39	$1.19

Stock options to purchase 138,528 shares for the three and nine months ended September 30, 2013 were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price.

NOTE 2:	ACQUISITIONS

Metropolitan National Bank

On November 25, 2013, Simmons First National Corporation (the “Company”, or “Simmons”) completed the acquisition of Metropolitan National Bank (“Metropolitan” or “MNB”), with its principal office located in Little Rock, Arkansas, pursuant to a Stock Purchase Agreement between the Company and Rogers Bancshares, Inc. (“RBI”), in which the Company purchased all the stock of Metropolitan for $53.6 million in cash.  The acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code.  As part of the acquisition, Metropolitan was merged into the Company’s wholly-owned subsidiary, Simmons First National Bank (“Simmons Bank”).  The Company funded the transaction with $46 million in unsecured debt from correspondent banks with a 3.25% floating rate to be repaid in three years or less.  The Company recorded $6.6 million of pre-tax merger costs during 2013 related to the acquisition.

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

Delta Trust & Banking Corporation

On August 31, 2014, the Simmons First National Corporation completed the acquisition of Delta Trust & Banking Corporation (“Delta Trust”), headquartered in Little Rock, Arkansas, including its wholly-owned bank subsidiary Delta Trust & Bank (“DTB”).  Simmons issued 1,629,424 shares of its common stock valued at approximately $65.0 million as of August 29, 2014, plus $2.4 million in cash in exchange for all outstanding shares of Delta Trust common stock.

Prior to the acquisition, Delta Trust conducted banking business from 9 branches located in central, south and northwest Arkansas.  Including the effects of the purchase accounting adjustments, the Company acquired approximately $417 million in assets, approximately $312 million in loans including loan discounts and approximately $355 million in deposits.  The Company completed the systems conversion and merged DTB into Simmons Bank on October 24, 2014.

A summary, at fair value, of the assets acquired and liabilities assumed in the Delta Trust transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Delta Trust	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$13,739	$-	$13,739
Investment securities	62,410	(37)	62,373
Loans acquired, not covered by FDIC loss share	326,829	(15,149)	311,680
Allowance for loan losses	(6,008)	6,008	-
Foreclosed assets not covered by FDIC loss share	3,262	(1,471)	1,791
Premises and equipment	4,405	(433)	3,972
Bank owned life insurance	7,530	-	7,530
Goodwill	822	(822)	-
Core deposit intangible	-	4,318	4,318
Other intangibles	137	4,904	5,041
Deferred tax asset	1,859	597	2,456
Other assets	5,807	(1,381)	4,426
Total assets acquired	$420,792	$(3,466)	$417,326

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$63,259	$-	$63,259
Interest bearing transaction accounts and savings deposits	200,596	-	200,596
Time deposits	91,507	-	91,507
Total deposits	355,362	-	355,362
Fed funds purchased	11,100		11,100
Other borrowings	11,106	(129)	10,977
Accrued interest and other liabilities	1,528	-	1,528
Total liabilities assumed	379,096	(129)	378,967
Equity	41,696	(41,696)	-
Total equity assumed	41,696	(41,696)	-
Total liabilities and equity assumed	$420,792	$(41,825)	$378,967
Net assets acquired			38,359
Purchase price			67,441
Goodwill			$29,082

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the Delta Trust acquisition above.

Cash and due from banks and interest bearing balances due from banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities – Investment securities were acquired with an adjustment to fair value based upon quoted market prices.  This adjustment is primarily the result of marking the held-to-maturity securities to fair value.

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

Premises and equipment – Bank premises and equipment were acquired with an adjustment to fair value, which represents the difference between the Company’s current analysis of property values completed in connection with the acquisition and book value acquired.

Bank owned life insurance – Bank owned life insurance is carried at its current cash surrender value, which is the most reasonable estimate of fair value.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill, of $29.1 million.

Core deposit premium – This intangible asset represents the value of the relationships that Delta Trust had with its deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

Other intangibles – These intangible assets represent the value of the relationships that Delta Trust’s investment subsidiary, insurance subsidiary and trust department had with their customers.  The fair value of these intangible assets was estimated based on a combination of discounted cash flow methodology and a market valuation approach.

Deferred tax asset – The deferred tax asset is based on 39.225% of fair value adjustments related to the acquired assets and assumed liabilities and on a calculation of future tax benefits.  The Company also recorded Delta Trust’s remaining deferred tax assets and liabilities as of the acquisition date.

Other assets – The fair value adjustment results from certain assets whose value was estimated to be less than book value, such as certain prepaid assets, receivables and other miscellaneous assets.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date.  The Company performed a fair value analysis of the estimated weighted average interest rate of Delta Trust’s certificates of deposits compared to the current market rates. Based on the results of the analysis, the estimated fair value adjustment was immaterial.

Federal funds purchased – The carrying amount of federal funds purchased is a reasonable estimate of fair value based on the short-term nature of these liabilities.

Other borrowings – The fair value of Federal Home Loan Bank borrowings is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest and other liabilities – The fair value used represents the adjustment of certain estimated liabilities from Delta Trust.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition and due to the number of assets acquired and liabilities assumed.  Management will continue to review the estimated fair values of loans, foreclosed assets, property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions.  The Company expects to finalize its analysis of the acquired loans along with the other acquired assets and assumed liabilities in this transaction over the next few months, within one year of the acquisition.  Therefore, adjustments to the estimated amounts and carrying values may occur.  See Note 5, Loans Acquired, for discussion regarding subsequent evaluation of future cash flows.

The Company’s operating results for the three and nine months ended September 30, 2014 include the operating results of the acquired assets and assumed liabilities of Delta Trust subsequent to the acquisition date.

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

Community First conducts banking business from 31 branches located throughout Tennessee.  As of September 30, 2014, Community First had approximately $1.9 billion in assets, $1.2 billion in loans and $1.5 billion in deposits.  Completion of the transaction is expected in the fourth quarter of 2014 or early in the first quarter of 2015 and is subject to certain closing conditions, including approval by the shareholders of both Community First and the Company and customary regulatory approvals.  Upon closing, Community First will merge into the Company.

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

Liberty conducts banking business from 24 branches located in southwest Missouri, including five in Springfield, Missouri.  As of September 30, 2014, Liberty had approximately $1.1 billion in assets, $806 million in loans and $886 million in deposits.  Completion of the transaction is expected in the fourth quarter of 2014 or early in the first quarter of 2015 and is subject to certain closing conditions, including approval by the shareholders of both Liberty and the Company and customary regulatory approvals.  Upon closing, Liberty will merge into the Company.

NOTE 3:	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30, 2014				December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$455,827	$961	$(5,403)	$451,385	$395,198	$50	$(10,535)	$384,713
Mortgage-backed securities	30,954	9	(602)	30,361	34,425	17	(442)	34,000
State and political subdivisions	335,329	8,762	(872)	341,080	315,445	2,165	(5,498)	312,112
Other securities	620	-	-	620	620	-	-	620
Total HTM	$822,730	$9,732	$(6,877)	$823,446	$745,688	$2,232	$(16,475)	$731,445

Available-for-Sale
U.S. Treasury	$4,000	$-	$(10)	$3,991	$4,001	$-	$(16)	$3,985
U.S. Government agencies	283,620	17	(3,316)	280,321	183,781	8	(5,572)	178,217
Mortgage-backed securities	52	1	(21)	32	1,735	156	-	1,891
State and political subdivisions	8,892	12	(2)	8,903	7,860	4	(3)	7,861
Other securities	23,839	395	(9)	24,226	19,840	484	(1)	20,323
Total AFS	$320,405	$425	$(3,358)	$317,473	$217,217	$652	$(5,592)	$212,277

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

As of September 30, 2014, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$316,956	$(4,059)	$72,610	$(1,343)	$389,566	$(5,403)
Mortgage-backed securities	27,239	(602)	-	-	27,239	(602)
State and political subdivisions	42,626	(425)	24,636	(447)	67,263	(872)
Total HTM	$386,821	$(5,086)	$97,246	$(1,790)	$484,068	$(6,877)

Available-for-Sale
U.S. Treasury	$3,991	$(10)	$-	$-	$3,991	$(10)
U.S. Government agencies	211,696	(2,092)	59,080	(1,224)	270,776	(3,316)
Mortgage-backed securities	1,570	(21)	-	-	1,570	(21)
State and political subdivisions	699	(2)	-	-	699	(2)
Other securities	1,681	(9)	-	-	1,681	(9)
Total AFS	$219,637	$(2,134)	$59,080	$(1,224)	$278,717	$(3,358)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of September 30, 2014, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2014, management believes the impairments detailed in the table above are temporary.

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $532.9 million at September 30, 2014, and $587.9 million at December 31, 2013.

The book value of securities sold under agreements to repurchase equaled $86.2 million and $102.8 million for September 30, 2014, and December 31, 2013, respectively.

Income earned on securities for the three and nine months ended September 30, 2014 and 2013, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Taxable:
Held-to-maturity	$1,440	$818	$4,167	$2,281
Available-for-sale	603	540	1,882	1,605
Non-taxable:
Held-to-maturity	2,647	2,066	7,900	5,450
Available-for-sale	27	4	83	13
Total	$4,717	$3,428	$14,032	$9,349

Maturities of investment securities at September 30, 2014, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$19,171	$19,201	$4,972	$4,981
After one through five years	378,700	376,377	179,804	179,154
After five through ten years	214,805	213,800	25,236	24,813
After ten years	210,054	214,068	87,891	85,630
Other securities	-	-	22,502	22,895
Total	$822,730	$823,446	$320,405	$317,473

There were $153,000 of realized gains and $171,000 of realized losses on investment securities for the three months ended September 30, 2014.  There were $191,000 of realized gains and $171,000 of realized losses for the nine months ended September 30, 2014.  There were no realized gains and losses on investment securities for the three months ended September 30, 2013.  There were no realized gains and realized losses of $193,000 for the nine months ended September 30, 2013.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas and Texas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2014, the Company’s loan portfolio was $2.76 billion, compared to $2.40 billion at December 31, 2013.  The various categories of loans are summarized as follows:

(In thousands)	September 30, 2014	December 31, 2013

Consumer:
Credit cards	$175,822	$184,935
Student loans	-	25,906
Other consumer	105,508	98,851
Total consumer	281,330	309,692
Real Estate:
Construction	163,364	146,458
Single family residential	436,925	392,285
Other commercial	681,848	626,333
Total real estate	1,282,137	1,165,076
Commercial:
Commercial	249,186	164,329
Agricultural	145,157	98,886
Total commercial	394,343	263,215
Other	5,568	4,655
Loans	1,963,378	1,742,638
Loans acquired, not covered by FDIC loss share (net of discount)	676,056	515,644
Loans acquired, covered by FDIC loss share (net of discount)	118,158	146,653
Total loans before allowance for loan losses	$2,757,592	$2,404,935

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; providing an adequate allowance for loans losses by regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry.  The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral, when required, is based on credit assessments of borrowers and may be used to recover the debt in case of default.  Furthermore, factors that influenced the Company’s judgment regarding the allowance for loan losses consists of a three-year historical loss average segregated by each primary loan sector.  On an annual basis, historical loss rates are calculated for each sector.

Consumer – The consumer loan portfolio consists of credit card loans, student loans and other consumer loans.  The Company no longer originates student loans, and the current portfolio is guaranteed by the Department of Education at 97% of principal and interest.  Credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Although they are regularly reviewed to facilitate the identification and monitoring of creditworthiness, credit card loans are unsecured loans, making them more susceptible to the impact of economic downturns which produce increased unemployment.  Other consumer loans include direct and indirect installment loans and overdrafts.  Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

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

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchase or other expansion projects.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers’ business or farming operations.  The Company continues its efforts to keep loan terms short, reducing the potential negative impact of upward movement in interest rates.  Term loans are generally set up with a one or three year balloon.  It is standard practice to require personal guaranties on all commercial loans, particularly as they relate to closely-held or limited liability entities.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	September 30, 2014	December 31, 2013

Consumer:
Credit cards	$249	$290
Other consumer	663	677
Total consumer	912	967
Real estate:
Construction	1,924	116
Single family residential	4,328	2,957
Other commercial	2,872	1,726
Total real estate	9,124	4,799
Commercial:
Commercial	623	378
Agricultural	553	117
Total commercial	1,176	495
Total	$11,212	$6,261

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2014
Consumer:
Credit cards	$575	$267	$842	$174,980	$175,822	$18
Other consumer	1,125	449	1,574	103,934	105,508	130
Total consumer	1,700	716	2,416	278,914	281,330	148
Real estate:
Construction	275	194	469	162,895	163,364	103
Single family residential	2,662	1,649	4,311	432,614	436,925	212
Other commercial	1,134	2,064	3,198	678,650	681,848	-
Total real estate	4,071	3,907	7,978	1,274,159	1,282,137	315
Commercial:
Commercial	686	474	1,160	248,026	249,186	1
Agricultural	28	134	162	144,995	145,157	-
Total commercial	714	608	1,322	393,021	394,343	1
Other	-	-	-	5,568	5,568	-
Total	$6,485	$5,231	$11,716	$1,951,662	$1,963,378	$464

December 31, 2013
Consumer:
Credit cards	$712	$520	$1,232	$183,703	$184,935	$230
Student loans	627	2,264	2,891	23,015	25,906	2,264
Other consumer	911	458	1,369	97,482	98,851	185
Total consumer	2,250	3,242	5,492	304,200	309,692	2,679
Real estate:
Construction	583	30	613	145,845	146,458	-
Single family residential	2,793	1,114	3,907	388,378	392,285	94
Other commercial	1,019	1,533	2,552	623,781	626,333	82
Total real estate	4,395	2,677	7,072	1,158,004	1,165,076	176
Commercial:
Commercial	357	376	733	163,596	164,329	96
Agricultural	42	37	79	98,807	98,886	-
Total commercial	399	413	812	262,403	263,215	96
Other	-	-	-	4,655	4,655	-
Total	$7,044	$6,332	$13,376	$1,729,262	$1,742,638	$2,951

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2014						Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Consumer:
Credit cards	$517	$517	$-	$517	$-	$471	$-	$482	$9
Other consumer	832	780	35	815	28	781	14	821	30
Total consumer	1,349	1,297	35	1,332	-	1,252	14	1,303	39
Real estate:
Construction	4,496	2,028	3,733	5,761	-	4,323	49	3,662	114
Single family residential	4,953	4,291	379	4,670	180	4,583	52	4,282	133
Other commercial	3,288	2,830	1,320	4,150	298	6,663	75	8,115	252
Total real estate	12,737	9,149	5,432	14,581	478	15,569	176	16,059	499
Commercial:
Commercial	791	592	-	592	-	654	7	646	20
Agricultural	460	436	-	436	-	274	3	178	6
Total commercial	1,251	1,028	-	1,028	-	928	10	824	26
Total	$15,337	$11,474	$5,467	$16,941	$506	$17,749	$200	$18,186	$564

December 31, 2013						Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Consumer:
Credit cards	$520	$520	$-	$520	$16	$514	$3	$517	$11
Other consumer	925	878	32	910	171	946	9	1,014	30
Total consumer	1,445	1,398	32	1,430	187	1,460	12	1,531	41
Real estate:
Construction	3,251	2,036	1,171	3,207	371	3,212	32	3,814	114
Single family residential	4,497	2,306	1,645	3,951	745	3,231	32	3,705	111
Other commercial	10,328	6,868	2,319	9,187	564	7,932	78	12,609	377
Total real estate	18,076	11,210	5,135	16,345	1,680	14,375	142	20,128	602
Commercial:
Commercial	547	383	78	461	80	603	6	651	19
Agricultural	117	80	-	80	13	82	1	86	3
Total commercial	664	463	78	541	93	685	7	737	22
Total	$20,185	$13,071	$5,245	$18,316	$1,960	$16,520	$161	$22,396	$665

At September 30, 2014, and December 31, 2013, impaired loans, net of government guarantees and excluding loans acquired, totaled $16.9million and $18.3 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $0.5 million at September 30, 2014, and $2.0 million at December 31, 2013.  Approximately $200,000 and $564,000 of interest income was recognized on average impaired loans of $17.7 million and $18.2 million for the three and nine months ended September 30, 2014.  Interest income recognized on impaired loans on a cash basis during the three and nine months ended September 30, 2014 and 2013 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

September 30, 2014
Real estate:
Construction	-	$-	1	$433	1	$433
Single-family residential	2	395	1	3	3	398
Other commercial	3	1,839	1	623	4	2,462
Total real estate	5	2,234	3	1,059	8	3,293
Total	5	$2,234	3	$1,059	8	$3,293

December 31, 2013
Real estate:
Construction	1	$988	-	$-	1	$988
Single-family residential	4	862	-	-	4	862
Other commercial	9	6,974	1	608	10	7,582
Total real estate	14	8,824	1	608	15	9,432
Commercial:
Commercial	1	39	1	60	2	99
Agricultural	1	635	-	-	1	635
Total commercial	2	674	1	60	3	734
Total	16	$9,498	2	$668	18	$10,166

The following table presents loans that were restructured as TDRs during the nine months ended September 30, 2014 and September 30, 2013, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at September 30	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Nine Months Ended September 30, 2014
Real estate:
Other commercial	1	$1,031	$1,031	$-	$1,031	$-
Total real estate	1	1,031	1,031	-	1,031	-
Commercial:
Commercial	1	599	-	-	-	-
Total commercial	1	599	-	-	-	-
Total	2	$1,630	$1,031	$-	$1,031	$-

Nine Months Ended September 30, 2013
Real estate:
Single-family residential	1	$321	$311	$-	$311	$-
Total real estate	1	321	311	-	311	-
Total	1	$321	$311	$-	$311	$-

During the three months ended September 30, 2014, the Company did not modify any loans which were deemed troubled debt restructurings.  During the nine months ended September 30, 2014, the Company modified two loans with a total recorded investment of $1,630,000 prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by various terms, including changing the maturity date and deferring amortized principal payments.  Based on the fair value of the collateral, no specific reserve was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.  During the three and nine months ended September 30, 2014, one of the restructured loans with a prior balance of $599,000 was paid off.

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

There were no loans for which a payment default occurred during the nine months ended September 30, 2014 and 2013, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system.   Loans acquired through FDIC-assisted transactions are accounted for in pools, and all of the loan pools were considered satisfactory at September 30, 2014 and December 31, 2013, respectively.  Loans acquired in the Metropolitan and Delta Trust acquisitions are evaluated individually and include purchased credit impaired loans of $27.4 million that are classified as substandard at September 30, 2014 and December 31, 2013.  Of the remaining loans acquired in the Metropolitan and Delta Trust transactions, $29.3 million and $31.2 million were classified at September 30, 2014 and December 31, 2013, respectively.  Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC.  See Note 5, Loans Acquired, for further discussion of the acquired loans, loan pools and loss sharing agreements.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding covered and non-covered loans acquired in FDIC-assisted transactions, were $91.4 million and $94.5 million, as of September 30, 2014 and December 31, 2013, respectively.

The following table presents a summary of loans by credit risk rating as of September 30, 2014 and December 31, 2013, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

September 30, 2014
Consumer:
Credit cards	$175,305	$-	$517	$-	$-	$175,822
Student loans	-	-	-	-	-	-
Other consumer	104,408	-	1,055	45	-	105,508
Total consumer	279,713	-	1,572	45	-	281,330
Real estate:
Construction	157,714	41	5,609	-	-	163,364
Single family residential	426,747	1,891	8,204	83	-	436,925
Other commercial	668,403	2,845	10,600	-	-	681,848
Total real estate	1,252,864	4,777	24,413	83	-	1,282,137
Commercial:
Commercial	239,308	2,550	7,318	10	-	249,186
Agricultural	143,853	-	1,304	-	-	145,157
Total commercial	383,161	2,550	8,622	10	-	394,343
Other	5,568	-	-	-	-	5,568
Loans acquired, not covered by FDIC loss share	610,740	8,643	54,794	1,873	6	676,056
Loans acquired, covered by FDIC loss share	118,158	-	-	-	-	118,158
Total	$2,650,204	$15,970	$89,401	$2,011	$6	$2,757,592

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2013
Consumer:
Credit cards	$184,415	$-	$520	$-	$-	$184,935
Student loans	23,642	-	2,264	-	-	25,906
Other consumer	97,655	2	1,121	56	17	98,851
Total consumer	305,712	2	3,905	56	17	309,692
Real estate:
Construction	142,213	71	4,174	-	-	146,458
Single family residential	383,934	1,412	6,939	-	-	392,285
Other commercial	600,045	7,597	18,691	-	-	626,333
Total real estate	1,126,192	9,080	29,804	-	-	1,165,076
Commercial:
Commercial	162,118	200	2,001	10	-	164,329
Agricultural	98,761	-	125	-	-	98,886
Total commercial	260,879	200	2,126	10	-	263,215
Other	4,655	-	-	-	-	4,655
Loans acquired, not covered by FDIC loss share	457,097	-	58,547	-	-	515,644
Loans acquired, covered by FDIC loss share	146,653	-	-	-	-	146,653
Total	$2,301,188	$9,282	$94,382	$66	$17	$2,404,935

Net (charge-offs)/recoveries for the three and nine months ended September 30, 2014 and 2013, excluding loans acquired, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Consumer:
Credit cards	$(598)	$(535)	$(1,653)	$(1,747)
Student loans	(9)	(8)	(38)	(38)
Other consumer	(517)	(327)	(806)	(670)
Total consumer	(1,124)	(870)	(2,497)	(2,455)
Real estate:
Construction	30	-	(424)	(119)
Single-family residential	(31)	(100)	(389)	(189)
Other commercial	(154)	4	(161)	(551)
Total real estate	(155)	(96)	(974)	(859)
Commercial:
Commercial	(308)	(5)	(520)	(62)
Agriculture	5	25	(13)	(7)
Total commercial	(303)	20	(533)	(69)
Total	$(1,582)	$(946)	$(4,004)	$(3,383)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended September 30, 2014
Balance, beginning of period	$3,951	$16,169	$5,510	$1,900	$27,530
Provision for loan losses	994	(419)	576	(23)	1,128
Charge-offs	(474)	(534)	(788)	(648)	(2,444)
Recoveries	171	379	190	122	862
Net charge-offs	(303)	(155)	(598)	(526)	(1,582)
Balance, September 30, 2014	$4,642	$15,595	$5,488	$1,351	$27,076

Nine Months Ended September 30, 2014
Balance, beginning of period	$3,205	$16,885	$5,430	$1,922	$27,442
Provision for loan losses	1,970	(316)	1,711	273	3,638
Charge-offs	(734)	(2,484)	(2,329)	(1,220)	(6,767)
Recoveries	201	1,510	676	376	2,763
Net charge-offs	(533)	(974)	(1,653)	(844)	(4,004)
Balance, September 30, 2014	$4,642	$15,595	$5,488	$1,351	$27,076

Period-end amount allocated to:
Loans individually evaluated for impairment	$-	$478	$-	$28	$506
Loans collectively evaluated for impairment	4,642	15,117	5,488	1,323	26,570
Balance, September 30, 2014	$4,462	$15,595	$5,488	$1,351	$27,076

Activity in the allowance for loan losses for the three and nine months ended September 30, 2013 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended September 30, 2013
Balance, beginning of period	$3,719	$15,475	$6,876	$1,328	$27,398
Provision for loan losses	(15)	308	369	419	1,081
Charge-offs	(20)	(247)	(770)	(449)	(1,486)
Recoveries	40	151	235	114	540
Net charge-offs	20	(96)	(535)	(335)	(946)
Balance, September 30, 2013	$3,724	$15,687	$6,710	$1,412	$27,533

Nine Months Ended September 30, 2013
Balance, beginning of period	$3,446	$15,453	$7,211	$1,772	$27,882
Provision for loan losses	347	1,093	1,246	348	3,034
Charge-offs	(249)	(1,373)	(2,422)	(1,133)	(5,177)
Recoveries	180	514	675	425	1,794
Net charge-offs	(69)	(859)	(1,747)	(708)	(3,383)
Balance, September 30, 2013	$3,724	$15,687	$6,710	$1,412	$27,533

Period-end amount allocated to:
Loans individually evaluated for impairment	$118	$1,461	$77	$158	$1,814
Loans collectively evaluated for impairment	3,606	14,226	6,633	1,254	25,719
Balance, September 30, 2013	$3,724	$15,687	$6,710	$1,412	$27,533

Period-end amount allocated to:
Loans individually evaluated for impairment	$93	$1,680	$16	$171	$1,960
Loans collectively evaluated for impairment	3,112	15,205	5,414	1,751	25,482
Balance, December 31, 2013	$3,205	$16,885	$5,430	$1,922	$27,442

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

September 30, 2014
Loans individually evaluated for impairment	$1,028	$14,581	$517	$815	$16,941
Loans collectively evaluated for impairment	393,315	1,267,556	175,305	110,261	1,946,437
Balance, end of period	$394,343	$1,282,137	$175,822	$111,076	$1,963,378

December 31, 2013
Loans individually evaluated for impairment	$541	$16,345	$520	$910	$18,316
Loans collectively evaluated for impairment	262,674	1,148,731	184,415	128,502	1,724,322
Balance, end of period	$263,215	$1,165,076	$184,935	$129,412	$1,742,638

NOTE 5:	LOANS ACQUIRED

During the third quarter of 2014, the Company evaluated $308.3 million of net loans ($316.2 million gross loans less $7.9 million discount) purchased in conjunction with the acquisition of Delta Trust, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans. The Company evaluated the remaining $3.4 million of net loans ($10.6 million gross loans less $7.5 million discount) purchased in conjunction with the acquisition of Delta Trust for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

The Company evaluated all of the loans purchased in conjunction with its previous FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  These loans were not classified as nonperforming assets at September 30, 2014 or December 31, 2013, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  See Note 2, Acquisitions, for further discussion of loans acquired

The following table reflects the carrying value of all acquired loans as of September 30, 2014 and December 31, 2013:

	Loans Acquired
(in thousands)	September 30, 2014	December 31, 2013

Consumer:
Credit Cards	$4,704	$8,116
Other consumer	7,638	15,242
Total consumer	12,342	23,358
Real estate:
Construction	40,560	58,954
Single family residential	123,163	169,599
Other commercial	282,640	338,529
Total real estate	446,363	567,082
Commercial:
Commercial	335,509	71,857
Total commercial	335,509	71,857
Total loans acquired (1)	$794,214	$662,297
___________________________
(1)	Included in loans acquired were $118.2 million and $146.7 million of loans covered by FDIC loss share agreements at September 30, 2014 and December 31, 2013, respectively.

Loans acquired as a part of the Metropolitan and Delta Trust transactions were individually evaluated and recorded at estimated fair value, including estimated credit losses, at the time of acquisition.  The loans acquired in FDIC assisted transactions were grouped into pools based on common risk characteristics and the pools were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loans and loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to the Company’s legacy loan portfolio, with most focus being placed on those loans which include the larger loan relationships and those loans which exhibit higher risk characteristics.

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

The impact of the adjustments on the Company’s financial results for the three and nine months ended September 30, 2014 and 2013 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Impact on net interest income	$4,974	$4,005	$18,216	$10,102
Non-interest income	3,724	(3,844)	17,570	(9,734)
Net impact to pre-tax income	1,250	161	646	368
Net impact, net of taxes	$760	$98	$393	$224

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $19.3 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $10.5 million.  Of the remaining adjustments, the Company expects to recognize $3.6 million of interest income and a $2.9 million reduction of non-interest income, for a net reduction to pre-tax income of approximately $0.7 million during the remainder of 2014.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$31,290	$192,093	$41,385	$234,785
Additions	234	3,404	234	3,404
Accretable yield adjustments	(877)	-	4,534	-
Accretion	(6,063)	6,063	(21,569)	21,569
Payments and other reductions, net	-	(12,960)	-	(71,158)
Balance, ending	$24,584	$188,600	$24,584	$188,600

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$47,918	$227,236	$58,066	$293,606
Additions	-	9,047	-	9,047
Accretable yield adjustments	17,380	-	23,763	-
Accretion	(8,384)	8,384	(24,915)	24,915
Payments and other reductions, net	-	(27,650)	-	(110,551)
Balance, ending	$56,914	$217,017	$56,914	$217,017

Purchased impaired loans on the FDIC-assisted transactions are evaluated in pools with similar characteristics.  No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows.  For Metropolitan and Delta Trust, purchased impaired loans are evaluated on an individual borrower basis.  No loans evaluated by the Company were determined to have experienced further impairment.  Therefore, there were no allowances for loan losses related to the purchased impaired loans at September 30, 2014 or December 31, 2013.

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

The following table presents a summary of the changes in the FDIC true-up provision for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Beginning balance	$7,768	$5,577	$6,768	$4,854
FDIC true-up provision recorded on new acquisitions	-	-	-	-
Amortization expense	42	40	126	121
Adjustments related to changes in expected losses	278	350	1,194	992
Balance, ending	$8,088	$5,967	$8,088	$5,967

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $108.2 million at September 30, 2014 and $78.5 million at December 31, 2013. The Company recorded $29.1 million of goodwill during the third quarter as a result of its Delta Trust acquisition.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.  Core deposit premiums of $4.3 million were recorded in the third quarter as part of the Delta Trust acquisition.  These core deposits premiums will be amortized over a ten year period.

The Delta Trust acquisition included some significant lines of business related to investments, trust and insurance. The Company recorded $5.0 million of intangible assets related to those acquired lines of business during the third quarter.  These intangible assets will be amortized over various periods ranging from 10 to 15 years.

On September 30, 2013, the Company acquired a credit card portfolio and recorded Purchased Credit Card Relationships (“PCCR’s”) of $2.1 million.  This intangible asset is being amortized over a five year period.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at September 30, 2014 and December 31, 2013, were as follows:

(In thousands)	September 30, 2014	December 31, 2013

Goodwill	$108,158	$78,529
Core deposit premiums:
Gross carrying amount	18,318	15,245
Accumulated amortization	(2,039)	(2,237)
Core deposit premiums, net	16,279	13,008
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(414)	(104)
Purchased credit card relationships, net	1,654	1,964
Books of business intangible:
Gross carrying amount	5,041	-
Accumulated amortization	-	-
Books of business intangible, net	5,041	-
Other misc. intangibles, net	14	-
Other intangible assets, net	22,988	14,972
Total goodwill and other intangible assets	$131,146	$93,501

Core deposit premium amortization expense recorded for the three and nine months ended September 30, 2014 was $344,000 and $1,043,000, respectively.  Core deposit premium amortization expense recorded for the three and nine months ended September 30, 2013 was $135,000 and $408,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of September 30, 2014, is as follows:

(In thousands)	Year	Amortization Expense
	Remaining in 2014	$495
	2015	1,819
	2016	1,817
	2017	1,817
	2018	1,817
	Thereafter	8,514
	Total	$16,279

PCCR amortization expense recorded for the three and nine months ended September 30, 2014 was $103,000 and $310,000, respectively.  There was no PCCR amortization expense recorded for the three and nine months ended September 30, 2013.  The Company’s estimated remaining amortization expense on PCCR’s as of September 30, 2014, is as follows:

(In thousands)	Year	Amortization Expense
	Remaining in 2014	$103
	2015	414
	2016	414
	2017	413
	2018	310
	Total	$1,654

Because the Delta Trust acquisition closed late in the third quarter, the Company will begin recording amortization expense on its acquired books of business beginning October 2014.  Therefore, there was no book of business amortization expense recorded for the three and nine months ended September 30, 2014.  There was no book of business amortization expense recorded for the three and nine months ended September 30, 2013.  The Company’s estimated remaining amortization expense on the books of business as of September 30, 2014, is as follows:

(In thousands)	Year	Amortization Expense
	Remaining in 2014	$126
	2015	504
	2016	504
	2017	504
	2018	504
	Thereafter	2,899
	Total	$5,041

NOTE 7:	TIME DEPOSITS

Time deposits include approximately $474,472,000 and $504,782,000 of certificates of deposit of $100,000 or more at September 30, 2014, and December 31, 2013, respectively.

NOTE 8:	INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	September 30, 2014	September 30, 2013
Income taxes currently payable	$13,389	$10,781
Deferred income taxes	(4,456)	(2,274)
Provision for income taxes	$8,933	$8,507

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	September 30, 2014	December 31, 2013

Deferred tax assets
Loans acquired	$19,741	$21,853
FDIC true-up liability	2,606	2,369
Allowance for loan losses	10,756	10,660
Valuation of foreclosed assets	8,073	7,468
Tax NOLS from acquisition	11,819	11,819
Deferred compensation payable	1,789	1,808
FHLB advances	230	283
Vacation compensation	1,296	1,148
Accumulated depreciation	5,559	4,916
Loan interest	767	767
Unrealized loss on available-for-sale securities	1,221	1,938
Other	10,242	5,885
Total deferred tax assets	74,099	70,914
Deferred tax liabilities
Deferred loan fee income and expenses, net	(4,930)	(2,697)
FHLB stock dividends	(1,116)	(1,110)
Goodwill and other intangible amortization	(20,779)	(16,506)
FDIC indemnification asset	(11,967)	(19,138)
Other	(1,379)	(1,231)
Total deferred tax liabilities	(40,171)	(40,682)
Net deferred tax assets included in other assets on balance sheets	$33,928	$30,232

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	September 30, 2014	September 30, 2013

Computed at the statutory rate (35%)	$11,194	$9,783
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	783	777
Tax exempt interest income	(2,808)	(1,932)
Tax exempt earnings on BOLI	(384)	(341)
Other differences, net	148	220
Actual tax provision	$8,933	$8,507

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2011 tax year and forward.  The Company’s various state income tax returns are generally open from the 2008 and later tax return years based on individual state statute of limitations.

NOTE 9:	OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at September 30, 2014, and December 31, 2013, consisted of the following components:

(In thousands)	September 30, 2014	December 31, 2013

Other Borrowings
FHLB advances, due 2014 to 2033, 0.35% to 8.41% secured by real estate loans	$77,396	$71,090
Notes payable, due 12/31/2014 to 12/31/2016, 3.25%, floating rate, unsecured	46,000	46,000
	123,396	117,090
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Total other borrowings and subordinated debentures	$144,016	$137,710

During the fourth quarter of 2013, the Company borrowed $46.0 million from correspondent banks to partially fund the acquisition of Metropolitan.  This debt is unsecured and is scheduled to be repaid in three years or less, by December 31, 2016.

At September 30, 2014, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $77.4 million at September 30, 2014, with approximately $564.0 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $658.2 million at September 30, 2014.

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

Aggregate annual maturities of long-term debt at September 30, 2014, are:

(In thousands)	Year	Annual Maturities

	2014	$5,309
	2015	15,335
	2016	47,745
	2017	22,051
	2018	6,651
	Thereafter	46,925
	Total	$144,016

NOTE 10:	CONTINGENT LIABILITIES

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

Simmons Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  At September 30, 2014, Simmons Bank had approximately $6.0 million available for payment of dividends to the Company, without prior regulatory approval.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  The criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, a 6% "Tier 1 risk-based capital" ratio, and a 10% "total risk-based capital" ratio.  As of September 30, 2014, Simmons Bank met the capital standards for a well-capitalized institution.  The Company's “total risk-based capital” ratio was 13.84% at September 30, 2014.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the nine months ended September 30, 2014:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2014	184,410	$27.04	145,635	$26.00
Granted	-	-	92,630	36.55
Stock Options Exercised	(45,160)	25.07	-	-
Stock Awards Vested	-	-	(48,325)	30.46
Forfeited/Expired	-	-	(1,558)	25.64
Balance, September 30, 2014	139,250	$27.71	188,382	$30.21
Exercisable, September 30, 2014	139,250	$27.71

The following table summarizes information about stock options under the plans outstanding at September 30, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$24.50	-	$24.50	22,800	0.6	$24.50	22,800	$24.50
26.19	-	27.67	38,700	1.6	26.21	38,700	26.21
28.42	-	28.42	37,500	2.7	28.42	37,500	28.42
30.31	-	30.31	40,250	3.7	30.31	40,250	30.31

Total stock-based compensation expense was $962,000 and $1,039,000 during the nine months ended September 30, 2014 and 2013, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was no unrecognized stock-based compensation expense related to stock options at September 30, 2014. Unrecognized stock-based compensation expense related to non-vested stock awards was $4.7 million at September 30, 2014.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.56 years.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2014 was $1.5 million. Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $38.52 as of September 30, 2014, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and September 30, 2013, was $607,000 and $44,000, respectively.

NOTE 14:	ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the nine months ended:

	Nine Months Ended September 30,
(In thousands)	2014	2013

Interest paid	$10,178	$9,136
Income taxes paid	14,642	11,243
Transfers of loans to foreclosed assets	3,892	5,794
Transfers of loans acquired, covered by FDIC loss share, to foreclosed assets covered by FDIC loss share	5,480	7,324
Unsettled purchase of credit card portfolio	-	10,999

In connection with the Delta Trust acquisition, accounted for by using the purchase method, the Company acquired assets and assumed liabilities as follows:

	Nine Months Ended September 30,
(In thousands)	2014	2013

Assets acquired (including goodwill)	$446,408	$-
Liabilities assumed	378,967	-
Purchase price	67,441	-
Paid in cash	2,394	-
Common stock issued	$65,047	$-

NOTE 15:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Professional services	$2,201	$913	$5,447	$3,160
Postage	853	597	2,603	1,838
Telephone	774	542	2,179	1,751
Debit and credit card expense	2,231	1,706	6,553	5,038
Operating supplies	507	341	1,473	1,136
Amortization of intangibles	454	135	1,374	408
Branch right sizing expense	151	533	4,329	533
Other expense	4,355	3,167	11,536	9,665
Total other operating expenses	$11,526	$7,934	$35,492	$23,529

NOTE 16:	CERTAIN TRANSACTIONS

From time to time the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families.  From time to time directors, officers and their associates and members of their immediate families have placed deposits with the Company’s subsidiary, Simmons Bank.  Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons not related to the lender and did not involve more than normal risk of collectability or present other unfavorable features.

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

At September 30, 2014, the Company had outstanding commitments to extend credit aggregating approximately $484,594,000 and $449,423,000 for credit card commitments and other loan commitments.  At December 31, 2013, the Company had outstanding commitments to extend credit aggregating approximately $464,108,000 and $408,388,000 for credit card commitments and other loan commitments.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $9,721,000 and $10,349,000 at September 30, 2014, and December 31, 2013, respectively, with terms ranging from 7 months to 5 years.  At September 30, 2014 and December 31, 2013, the Company’s deferred revenue under standby letter of credit agreements was approximately $20,000 and $10,000, respectively.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2014
ASSETS
Available-for-sale securities:
U.S. Treasury	$3,991	$-	$3,991	$-
U.S. Government agencies	280,321	-	280,321	-
Mortgage-backed securities	32	-	32	-
State and political subdivisions	8,903	-	8,903	-
Other securities	24,226	168	24,058	-
Assets held in trading accounts	6,819	3,220	3,599	-

December 31, 2013
ASSETS
Available-for-sale securities:
U.S. Treasury	$3,985	$-	$3,985	$-
U.S. Government agencies	178,217	-	178,217	-
Mortgage-backed securities	1,891	-	1,891	-
State and political subdivisions	7,861	-	7,861	-
Other securities	20,323	1,504	18,819	-
Assets held in trading accounts	8,978	1,520	7,458	-

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of September 30, 2014 and December 31, 2013, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell, was $50.8 million and $64.8 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At September 30, 2014, and December 31, 2013, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2014, and December 31, 2013.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2014
ASSETS
Impaired loans (1) (2) (collateral dependent)	$9,207	$-	$-	$9,207
Foreclosed assets held for sale (1)	1,519	-	-	1,519

December 31, 2013
ASSETS
Impaired loans (1) (2) (collateral dependent)	$2,768	$-	$-	$2,768
Foreclosed assets held for sale (1)	642	-	-	642
____________________
(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)
Specific allocations of $550,000 and $249,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended September 30, 2014 and December 31, 2013, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

September 30, 2014
Financial assets:
Cash and cash equivalents	$294,296	$294,296	$-	$-	$294,296
Held-to-maturity securities	822,730	-	825,585	-	825,585
Mortgage loans held for sale	22,003	-	-	22,003	22,003
Interest receivable	18,006	-	18,006	-	18,006
Legacy loans, net of allowance	1,936,302	-	-	1,935,292	1,935,292
Loans acquired, not covered by FDIC loss share	676,056	-	-	656,758	656,758
Loans acquired, covered by FDIC loss share	118,158	-	-	116,860	116,860
FDIC indemnification asset	25,694	-	-	25,694	25,694

Financial liabilities:
Non-interest bearing transaction accounts	884,064	-	884,064	-	884,064
Interest bearing transaction accounts and savings deposits	1,984,422	-	1,984,422	-	1,984,422
Time deposits	1,040,429	-	-	1,043,464	1,043,464
Federal funds purchased and securities sold under agreements to repurchase	112,977	-	112,997	-	112,997
Other borrowings	123,396	-	124,925	-	124,925
Subordinated debentures	20,620	-	16,400	-	16,400
Interest payable	1,675	-	1,675	-	1,675

December 31, 2013
Financial assets:
Cash and cash equivalents	$539,380	$539,380	$-	$-	$539,380
Held-to-maturity securities	745,688	-	731,445	-	731,445
Mortgage loans held for sale	9,494	-	-	9,494	9,494
Interest receivable	15,654	-	15,654	-	15,654
Legacy loans	1,715,196	-	-	1,694,748	1,694,748
Loans acquired, not covered by FDIC loss share	515,644	-	-	513,676	513,676
Loans acquired, covered by FDIC loss share	146,653	-	-	143,814	143,814
FDIC indemnification asset	48,791	-	-	48,791	48,791

Financial liabilities:
Non-interest bearing transaction accounts	718,438	-	718,438	-	718,438
Interest bearing transaction accounts and savings deposits	1,862,618	-	1,862,618	-	1,862,618
Time deposits	1,116,511	-	-	1,120,035	1,120,035
Federal funds purchased and securities sold under agreements to repurchase	107,887	-	107,887	-	107,887
Other borrowings	117,090	-	117,160	-	117,160
Subordinated debentures	20,620	-	12,991	-	12,991
Interest payable	1,450	-	1,450	-	1,450

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three month and nine month periods ended September 30, 2014 and 2013 and stockholders’ equity and cash flows for the nine month periods ended September 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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
November 10, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended September 30, 2014, was $8.8 million and diluted earnings per share were $0.52, compared to net income of $6.9 million and $0.43 diluted earnings per share for the same period of 2013.  Net income for the nine months ended September 30, 2014, was $23.0 million and diluted earnings per share were $1.39, compared to net income of $19.4 million and $1.19 diluted earnings per share for the same period of 2013.

Net income for the each quarter in both 2014 and 2013 included significant nonrecurring items that impacted net income.  The majority of these items, which we will discuss later in this section, were related to our acquisitions.  Excluding all nonrecurring items, core earnings for the three months ended September 30, 2014 were $10.7 million, or $0.63 diluted core earnings per share, compared to $7.4 million, or $0.45 diluted core earnings per share for the same period in 2013.  Diluted core earnings per share increased by $0.18,or 40.0%.  Core earnings for the nine months ended September 30, 2014 were $27.3 million, or $1.65 diluted core earnings per share, compared to $19.9 million, or $1.21 diluted core earnings per share for the same period in 2013.  Diluted core earnings per share increased by $0.44, or 36.4%.  See Reconciliation of Non-GAAP Measures and Table 13 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

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

During the second quarter of 2014, we entered into a definitive agreement and plan of merger with Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“First State”).  During the second quarter we also entered into a definitive agreement and plan of merger with Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank.  We plan to complete both of these transactions in the fourth quarter of 2014 or early in the first quarter of 2015, pending stockholder and regulatory approval

The third quarter of 2014 was another significant quarter for Simmons.  We finalized our acquisition of Delta Trust on August 31, 2014, and completed the systems conversion on October 24, 2014. We added approximately $417 million in assets from Delta Trust and recognized $2.2 million in after-tax merger related expenses during the quarter.  We again reported record core earnings and record core earnings per share for the quarter. As a result of acquisitions and efficiency initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits.  Our focus continues to be improvement in core operating income.

We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth as well as in our growth from acquisitions, which enabled us to produce a net interest margin of 4.36% for the quarter.

Stockholders’ equity as of September 30, 2014 was $484.0 million, book value per share was $26.90 and tangible book value per share was $19.61.  Our ratio of stockholders’ equity to total assets was 10.3% and the ratio of tangible stockholders’ equity to tangible assets was 7.7% at September 30, 2014.  The Company’s Tier I leverage ratio of 9.1%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total assets were $4.69 billion at September 30, 2014, compared to $4.38 billion at December 31, 2013 and $3.44 billion at September 30, 2013.  Total loans, including loans acquired, were $2.76 billion at September 30, 2014, compared to $2.40 billion at December 31, 2013 and $1.96 billion at September 30, 2013.  We continue to have good asset quality.

Simmons First National Corporation is a $4.7 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Kansas and Missouri.  Including the pending acquisitions, we project pro forma assets of approximately $8.0 billion with an expansion of our operations within Arkansas, Missouri, and into Tennessee.

Subsidiary Bank Consolidation

We have completed the consolidation of our subsidiary banks into Simmons First National Bank (“Simmons Bank”), headquartered in Pine Bluff, Arkansas.  We announced in March our plans to consolidate our seven subsidiary banks into a single banking organization, Simmons Bank.  We completed the first phase by consolidating three subsidiary banks into Simmons Bank in May, and completed the final phase by consolidating the remaining three subsidiary banks into Simmons Bank in August.  The elimination of the separate bank charters will increase the Company's efficiency and assist us in more effectively meeting the increased regulatory burden currently facing banking institutions.  There are many operational functions that we previously performed separately for each of our seven banks; with the consolidation, these tasks will only need to be performed once.

We believe our customers will experience a positive impact from this change.  All of our banking and financial services will continue to be available in the same locations as before the consolidation.  Our local management and Community Boards of Directors are committed to maintaining our nearby and neighborly service and this change will allow them more opportunity to meet the needs of our customers and the communities we serve.

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

We evaluate all of the loans acquired in conjunction with its FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2014, net interest income on a fully taxable equivalent basis was $43.5 million, an increase of $10.6 million, or 32.2%, over the same period in 2013.  The increase in net interest income was the result of a $11.2 million increase in interest income and a $0.6 million increase in interest expense.

The increase in interest income primarily resulted from a $9.5 million increase in interest income on loans and a $1.7 million increase in interest income on investment securities.  The increase in interest income on investment securities was primarily due to volume increases resulting from the Metropolitan acquisition in late 2013.  The increase in interest income from loans consisted of a $9.1 million increase in interest income on loans acquired and a $0.4 million increase in interest income on legacy loans.  Although the increase in legacy loan volume generated $1.9 million of additional interest income, a 34 basis point decline in yield resulted in a $1.5 million decrease in interest income, netting the small $0.4 million increase from legacy loans.

The $9.1 million increase in interest income from acquired loans resulted from two sources.  First, the average balance of acquired loans increased by $444.6 million from September 30, 2013 to September 30, 2014 because of the Metropolitan and Delta Trust acquisitions.  Also, we recognized additional yield accretion in conjunction with the fair value of the loan pools acquired in the 2010 and 2012 FDIC-assisted transactions as discussed in Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loan pools.  Beginning in the fourth quarter of 2011, the cash flows estimate has increased on the loans acquired in 2010 based on payment histories and reduced loss expectations of the loan pools.  Beginning in the third quarter of 2013, the cash flows estimate has also increased on the loans acquired in 2012.  This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loan pools.  The increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the three months ended September 30, 2014, the adjustments increased interest income by an additional $1.0 million and increased non-interest income by an additional $0.1 million compared to the same period in 2013.  The net increase to 2014 third quarter pre-tax income was $1.1 million from 2013.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $19.3 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $10.5 million.  Of the remaining adjustments, we expect to recognize $3.6 million of interest income and a $2.9 million reduction of non-interest income for a net reduction to pre-tax income of approximately $0.7 million during the remainder of 2014.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $0.6 million increase in interest expense is primarily the result of $46.0 million in 3.25% floating rate notes payable issued as partial funding for our Metropolitan acquisition.  The decrease in interest expense from lower interest rates on our deposit accounts offset most of the increase in interest expense from the growth in deposits, primarily from Metropolitan.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2014, net interest income on a fully taxable equivalent basis was $128.8 million, an increase of $34.1 million, or 36.0%, over the same period in 2013.  The increase in net interest income was the result of a $35.5 million increase in interest income and a $1.4 million increase in interest expense.

The increase in interest income resulted from a $29.3 million increase in interest income on loans and a $6.3 million increase in interest income on investment securities.  The increase in interest income on investment securities was primarily due to volume increases resulting from the Metropolitan acquisition in late 2013.  The increase in interest income from loans consisted of a $30.9 million increase in interest income on loans acquired and a $1.6 million decrease in interest income on legacy loans.  Although the increase in legacy loan volume generated $4.4 million of additional interest income, a 45 basis point decline in yield resulted in a $6.0 million decrease in interest income, netting the $1.7 million decrease from legacy loans.

The $30.9 million increase in interest income from acquired loans resulted from two sources.  First, the average balance of acquired loans increased by $422.4 million because of the Metropolitan and Delta Trust acquisitions.  Also, we recognized additional yield accretion from the accretable yield adjustments related to the loan pools acquired in the FDIC-assisted transactions.  For the nine months ended September 30, 2014, the adjustments increased interest income by an additional $8.1 million and decreased non-interest income by an additional $7.7 million compared to the same period in 2013.  The net increase to 2014 year-to-date pre-tax income was $0.4 million from 2013.

The $1.4 million increase in interest expense is primarily the result of the $46.0 million in 3.25% floating rate notes payable issued as partial funding for our Metropolitan acquisition.  The decrease in interest expense from lower interest rates on our deposit accounts offset most of the increase in interest expense from the growth in deposits, primarily from Metropolitan.

Net Interest Margin

Our net interest margin increased 9 basis points to 4.36% for the three month period ended September 30, 2014, when compared to 4.27% for the same period in 2013.  For the nine month period ended September 30, 2014, net interest margin increased 33 basis points to 4.41% when compared to 4.08% for the same period in 2013.  The margin has been strengthened from the impact of the accretable yield adjustments discussed above.  Also, the acquisition of loans, along with our ability to stabilize the size of our legacy loan portfolio, has allowed us to increase our level of higher yielding assets.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Although interest income from our accretable yield adjustments has increased from 2013, the total accretable yield is declining as our FDIC-assisted acquired loan portfolios begin to mature. This reduction in total accretable yield also acts to compress our margin.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three month and nine month periods ended September 30, 2014 and 2013, respectively, as well as changes in fully taxable equivalent net interest margin for the three month and nine month periods ended September 30, 2014, versus September 30, 2013.

Table 1:  Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Interest income	$45,215	$34,411	$134,092	$100,213
FTE adjustment	1,702	1,324	5,089	3,492
Interest income – FTE	46,917	35,735	139,181	103,705
Interest expense	3,443	2,847	10,403	8,994
Net interest income – FTE	$43,474	$32,888	$128,778	$94,711

Yield on earning assets – FTE	4.71%	4.63%	4.77%	4.46%
Cost of interest bearing liabilities	0.44%	0.47%	0.44%	0.49%
Net interest spread – FTE	4.27%	4.16%	4.33%	3.97%
Net interest margin – FTE	4.36%	4.27%	4.41%	4.08%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended September 30, 2014 vs. 2013	Nine Months Ended September 30, 2014 vs. 2013

Increase due to change in earning assets	$16,775	$47,129
Decrease due to change in earning asset yields	(5,593)	(11,653)
Decrease due to change in interest bearing liabilities	(850)	(2,479)
Increase due to change in interest rates paid on interest bearing liabilities	254	1,070
Increase in net interest income	$10,586	$34,067

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and nine month periods ended September 30, 2014 and 2013.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2014			2013
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$288,258	$132	0.18	$365,504	$234	0.25
Federal funds sold	6,794	12	0.70	3,719	6	0.64
Investment securities - taxable	789,252	2,043	1.03	492,063	1,357	1.09
Investment securities - non-taxable	321,760	4,369	5.39	253,867	3,384	5.29
Mortgage loans held for sale	24,942	269	4.28	12,171	122	3.98
Assets held in trading accounts	6,841	3	0.17	8,731	6	0.27
Legacy loans	1,917,155	23,848	4.94	1,766,576	23,494	5.28
Loans acquired	601,030	16,241	10.72	156,392	7,132	18.09
Total interest earning assets		46,917	4.71	3,059,023	35,735	4.63
Non-earning assets	482,775			364,397
Total assets	$4,438,807			$3,423,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,869,095	$771	0.16	$1,444,058	$601	0.17
Time deposits	1,013,326	1,461	0.57	819,408	1,392	0.67
Total interest bearing deposits	2,882,421	2,232	0.31	2,263,466	1,993	0.35
Federal funds purchased and securities sold under agreement to repurchase	108,357	55	0.20	67,924	46	0.27
Other borrowings	117,664	996	3.36	75,704	646	3.39
Subordinated debentures	20,620	160	3.08	20,620	162	3.12
Total interest bearing liabilities	3,129,062	3,443	0.44	2,427,714	2,847	0.47
Non-interest bearing liabilities:
Non-interest bearing deposits	828,340			559,461
Other liabilities	38,950			31,867
Total liabilities	3,996,352			3,019,042
Stockholders’ equity	442,455			404,378
Total liabilities and stockholders’ equity	$4,438,807			$3,423,420
Net interest spread			4.27			4.16
Net interest margin		$43,474	4.36		$32,888	4.27

	Nine Months Ended September 30,
	2014			2013
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate(%)	Average Balance	Income/ Expense	Yield/ Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$417,709	$691	0.22	$484,684	$875	0.24
Federal funds sold	2,721	16	0.79	4,709	14	0.40
Investment securities - taxable	725,088	6,050	1.12	486,810	3,886	1.07
Investment securities - non-taxable	318,724	13,046	5.47	222,622	8,921	5.36
Mortgage loans held for sale	15,637	506	4.33	15,256	395	3.46
Assets held in trading accounts	6,968	13	0.25	8,516	23	.36
Legacy loans	1,819,069	68,149	5.01	1,708,110	69,815	5.46
Loans acquired	597,374	50,710	11.35	174,999	19,776	15.11
Total interest earning assets	3,903,290	139,181	4.77	3,105,706	103,705	4.46
Non-earning assets	499,947			374,810
Total assets	$4,403,237			$3,480,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$1,844,679	$2,185	0.16	$1,447,851	$1,814	0.17
Time deposits	1,053,271	4,552	0.58	837,561	4,460	0.71
Total interest bearing deposits	2,897,950	6,737	0.31	2,285,412	6,274	0.37
Federal funds purchased and securities sold under agreement to repurchase	108,303	194	0.24	91,979	165	0.24
Other borrowings	117,111	2,995	3.42	79,888	2,072	3.47
Subordinated debentures	20,620	477	3.09	20,620	483	3.13
Total interest bearing liabilities	3,143,984	10,403	0.44	2,477,899	8,994	0.49
Non-interest bearing liabilities:
Non-interest bearing deposits	795,665			562,617
Other liabilities	41,649			32,833
Total liabilities	3,981,298			3,073,349
Stockholders’ equity	421,939			407,167
Total liabilities and stockholders’ equity	$4,403,237			$3,480,516
Net interest spread			4.33			3.97
Net interest margin		$128,778	4.41		$94,711	4.08

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month and nine month periods ended September 30, 2014, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30, 2014 over 2013			Nine Months Ended September 30, 2014 over 2013
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in:

Interest income:
Interest bearing balances due from banks	$(43)	$(59)	$(102)	$(115)	$(69)	$(184)
Federal funds sold	5	1	6	(8)	10	2
Investment securities - taxable	775	(89)	686	1,981	183	2,164
Investment securities - non-taxable	921	64	985	3,930	195	4,125
Mortgage loans held for sale	137	10	147	10	101	111
Assets held in trading accounts	(1)	(2)	(3)	(4)	(6)	(10)
Legacy loans	1,930	(1,576)	354	4,370	(6,036)	(1,666)
Loans acquired	13,051	(3,942)	9,109	36,965	(6,031)	30,934
Total	16,775	(5,593)	11,182	47,129	(11,653)	35,476

Interest expense:
Interest bearing transaction and savings accounts	175	(5)	170	474	(103)	371
Time deposits	298	(229)	69	1,024	(932)	92
Federal funds purchased and securities sold under agreements to repurchase	22	(13)	9	29	-	29
Other borrowings	355	(5)	350	952	(29)	923
Subordinated debentures	-	(2)	(2)	-	(6)	(6)
Total	850	(254)	596	2,479	(1,070)	1,409
(Decrease) increase in net interest income	$15,925	$(5,339)	$10,586	$44,650	$(10,583)	$34,067

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

The provision for loan losses for the three month period ended September 30, 2014, was $1.1 million, compared to $1.0 million for the three month period ended September 30, 2013, an increase of $0.1 million.  The provision for loan losses for the nine month period ended September 30, 2014, was $3.6 million, compared to $3.0 million for the nine month period ended September 30, 2013, an increase of $0.6 million.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $16.0 million for the three month period ended September 30, 2014, an increase of $5.7 million, or 55.5%, compared to $10.3 million for the same period in 2013.  Total non-interest income was $40.7 million for the nine month period ended September 30, 2014, an increase of $7.8 million, or 23.7%, compared to $32.9 million for the same period in 2013.

During the three and nine months ended September 30, 2014 we recognized $0.9 million and $3.2 million, respectively, in net gains from the sale of nine former branch locations.  These branches were closed in March as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan.  We are very pleased with the market demand for our former branches, allowing us to negotiate quick sales on several of these non-earning assets.  We expect to liquidate the majority of the remaining former branch locations by the end of the year.

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

Table 5 shows non-interest income for the three and nine month periods ended September 30, 2014 and 2013, respectively, as well as changes in 2014 from 2013.

Table 5:  Non-Interest Income

	Three Months		2014		Nine Months		2014
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2014	2013	2013		2014	2013	2013
Trust income	$1,838	$1,448	$390	26.93%	$4,929	$4,234	$695	16.41%
Service charges on deposit accounts	6,238	4,603	1,635	35.52	19,098	13,318	5,780	43.40
Other service charges and fees	808	728	80	10.99	2,490	2,294	196	8.54
Mortgage lending income	1,812	1,122	690	61.50	3,885	3,677	208	5.66
Investment banking income	284	240	44	18.33	620	1,390	(770)	-55.40
Debit and credit card fees	5,769	4,400	1,369	31.11	17,213	12,779	4,434	34.70
Bank owned life insurance income	411	328	83	25.30	1,117	974	143	14.68
Gain (loss) on sale of securities	(18)	-	(18)	-	20	(193)	213	-110.36
Net gain (loss) on assets covered by FDIC loss share agreements	(3,744)	(3,443)	(301)	8.74	(17,303)	(8,200)	(9,103)	111.01
Net gain on sale of premises held for sale	856	-	856	-	3,167	-	3,167	-
Other income	1,781	887	894	100.79	5,452	2,626	2,826	107.62
Total non-interest income	$16,035	$10,313	$5,722	55.48%	$40,688	$32,899	$7,789	23.68%

Recurring fee income (service charges, trust fees and debit and credit card fees) for the three month period ended September 30, 2014, was $14.7 million, an increase of $3.5 million, or 31.13%, from the three month period ended September 30, 2013.  Service charges on deposit accounts increased by $1.6 million or 35.5%.  Debit and credit card fees increased by $1.4million, or 31.1%.  While some of the service charge income increase was due to paper statement fees implemented during 2013, the majority of these increases were due to the additions of accounts from the Metropolitan and Delta Trust acquisitions.  Trust income increased by $390,000, or 26.9%, due primarily to growth in our personal trust and investor management client base.

Recurring fee income for the nine month period ended September 30, 2014, was $43.7 million, an increase of $11.1 million, or 34.0%, from the nine month period ended September 30, 2013.  Service charges on deposit accounts increased by $5.8 million, or 43.4%.  Debit and credit card fees increased by $4.4 million, or 34.7%.  While some of the service charge income increase was due to paper statement fees implemented during 2013, the majority of these increases were due to the additions of accounts from the Metropolitan and Delta Trust acquisitions.  Trust income increased by $695,000, or 16.4%, due primarily to growth in our personal trust and investor management client base.

Mortgage lending income increased by $690,000 and $208,000 for the three and nine months ended September 30, 2014, compared to last year.  The mortgage market is improving again, as indicated by our 61.5% increase in mortgage lending income during the third quarter, following significant decreases in the previous quarters of 2014, when compared to 2013..  Investment banking income decreased by $770,000 for the nine months ended September 30, 2014, due primarily to an industry-wide decline in dealer bank activities.

We recognized $18,000 in net losses from the sale of securities during the three months ended September 30, 2014, and $20,000 in net gains during the nine months ended September 30, 2014.  We recorded a nonrecurring $193,000 loss from the sale of securities during the nine months ended September 30, 2013, as we liquidated the investment portfolios remaining from our 2012 FDIC-assisted acquisitions.  There were no realized gains or losses during the three months ended September 30, 2013, and no realized gains during the three months ended September 30, 2013.

Net loss on assets covered by FDIC loss share agreements increased by $301,000 and $9.1 million for the three and nine months ended September 30, 2014, compared to last year.  As previously described, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, an additional $7.8 million of amortization, a reduction of non-interest income, was recorded during the nine months ended September 30, 2014, as compared to 2013, related to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  A reduction of income from the normal accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, was the primary cause of the remainder of the increase in net loss.  For the three months ended September 30, 2014, the amortization expense recorded was $0.1 million less than the same period of 2013.  This decrease results from smaller indemnification assets to be amortized as we approach the end of loss share coverage on some of our agreements with the FDIC.

Other income increased by $0.9 million and $2.8 million for the three and nine months ended September 30, 2014, due primarily to miscellaneous items, including a $0.8 million gain from the recovery of Metropolitan loans that were charged-off prior to acquisition.  The increase for the nine months includes the $1.0 million gain from the sale of our merchant services business.

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses and other expenses necessary for the operation of the Company.  Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures that have been installed.  We utilize an extensive profit planning and reporting system involving all subsidiaries.  Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets.  These profit plans are subject to extensive initial reviews and monitored by management on a monthly basis.  Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met.  We also regularly monitor staffing levels at Simmons Bank to ensure productivity and overhead are in line with existing workload requirements.

Non-interest expense for the three months ended September 30, 2014, was $44.4 million, an increase of $13.5 million, or 43.5%, from the same period in 2013.  This increase includes $3.6 million in third quarter 2014 merger related costs associated with our recently announced acquisitions.  During the same quarter of 2013 we incurred $0.2 million of merger related costs..  As a result, total merger related expenses increased by $3.4 million from the third quarter last year.

During August we completed our charter consolidation by consolidating our three remaining subsidiary banks into Simmons Bank and incurred $0.2 million of charter consolidation costs, mostly related to systems conversions.  We also recorded $0.2 million in branch rightsizing costs related to the maintenance of our closed branches.  Normalizing for the nonrecurring merger related costs, branch right sizing expenses and charter consolidation costs, non-interest expense for the three months ended September 30, 2014 increased $10.8 million, or 36.5%, from the same period in 2013, primarily due to the incremental operating expenses of the acquired Metropolitan and Delta Trust locations.

Non-interest expense for the nine months ended September 30, 2014 was $128.8 million, an increase of $35.6 million, or 38.3%, from the same period in 2013.  This increase includes expenses of $4.3 million associated with the closure and maintenance of eleven legacy Simmons branches.  These branches, along with sixteen former Metropolitan branches, were closed in March as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan.  The costs of closing the former Metropolitan locations were included as merger related costs in the fourth quarter of 2013.  Also included in non-interest expense for the nine months ended September 30, 2014 were an additional $6.3 million of merger related expenses associated with Metropolitan and Delta Trust. We consolidated our six subsidiary banks into Simmons Bank in May and August, 2014, and recorded $0.6 million of charter consolidation costs.

Normalizing for the nonrecurring merger related costs, branch right sizing expenses and charter consolidation costs, non-interest expense for the nine months ended September 30, 2014 increased $24.9 million, or 26.9%, from the same period in 2013, primarily due to the incremental operating expenses of the acquired Metropolitan and Delta Trust locations.

Salaries and employee benefits increased by $3.2 million and $10.2 million for the three and nine months ended September 30, 2014.  Occupancy expense increased by $719,000 and $2.8 million for the same periods, while furniture and equipment expense increased by $750,000 and $1.2 million for the same periods.  These increases, along with the increases in several other operating expense categories, were a result of the Metropolitan and Delta acquisitions.

Increases in other real estate and foreclosure expense were primarily the result of the write-down of OREO properties, based on updated appraisals, and from property taxes on acquired OREO.  Included in professional services were $0.3 million in legal fees related to acquired assets and $0.3 million in consulting fees for efficiency analysis, peer benchmarking and compensation and incentive plan reviews.

Table 6 below shows non-interest expense for the three month and nine month periods ended September 30, 2014 and 2013, respectively, as well as changes in 2014 from 2013.

Table 6:  Non-Interest Expense

	Three Months		2014		Nine Months		2014
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2014	2013	2013		2014	2013	2013
Salaries and employee benefits	$20,892	$17,701	$3,191	18.03%	$64,338	$54,146	$10,192	18.82%
Occupancy expense, net	3,204	2,485	719	28.93	10,338	7,490	2,848	38.02
Furniture and equipment expense	2,363	1,613	750	46.50	6,592	5,367	1,225	22.82
Other real estate and foreclosure expense	1,864	385	1,479	384.16	3,112	775	2,337	301.55
Deposit insurance	877	595	282	47.39	2,630	1,862	768	41.25
Merger related costs	3,628	190	3,438	1809.47	6,255	(37)	6,290	-
Other operating expenses:
Professional services	2,201	913	1,288	141.07	5,447	3,160	2,287	72.37
Postage	853	597	256	42.88	2,603	1,838	765	41.62
Telephone	774	542	232	42.80	2,179	1,751	428	24.44
Credit card expenses	2,231	1,706	525	30.77	6,553	5,038	1,515	30.07
Operating supplies	507	341	166	48.68	1,473	1,136	337	29.67
Amortization of intangibles	454	135	319	236.30	1,374	408	966	236.76
Branch right sizing expense	151	533	(382)	-71.67	4,329	533	3,796	712.20
Other expense	4,355	3,167	1,188	37.51	11,534	9,665	1,872	19.35
Total non-interest expense	$44,354	$30,903	$13,451	43.53%	$128,757	$93,132	$35,625	38.25%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $1.819 billion and $1.708 billion during the first nine months of 2014 and 2013, respectively.  As of September 30, 2014, total loans, excluding loans acquired, were $1.963 billion, an increase of $221 million from December 31, 2013.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan not covered by FDIC loss share as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans.  Our legacy loan growth from December 31, 2013 to September 30, 2014 included $54.4 million in balances that migrated from acquired loans during the period.  These migrated loan balances are included in the legacy loan balances as of September 30, 2014.  Excluding the migrated balances from the growth calculation, our legacy loans have grown at a 12.8% annualized rate during 2014.
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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	September 30, 2014	December 31, 2013

Consumer:
Credit cards	$175,822	$184,935
Student loans	-	25,906
Other consumer	105,508	98,851
Total consumer	281,330	309,692
Real estate:
Construction	163,364	146,458
Single family residential	436,925	392,285
Other commercial	681,848	626,333
Total real estate	1,282,137	1,165,076
Commercial:
Commercial	249,186	164,329
Agricultural	145,157	98,886
Total commercial	394,343	263,215
Other	5,568	4,655
Total loans, excluding loans acquired, before allowance for loan losses	$1,963,378	$1,742,638

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $281.3 million at September 30, 2014, or 14.3% of total loans, compared to $309.7 million, or 17.8% of total loans at December 31, 2013.   The decrease in consumer loans was primarily in student loans, a valuable business line eliminated from the private sector by Government legislation after the 2009 – 2010 school year.  Since that time we continued to service our remaining student loans internally until the loans paid off, while searching for a suitable buyer.  During the second quarter of 2014 we sold substantially our entire student loan portfolio at par, and are now completely out of the student loan business.  As expected, credit card loans decreased $9.1 million due to seasonality, but were offset by a $6.7 million increase in other consumer loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.282 billion at September 30, 2014, or 65.3% of total loans, compared to the $1.165 billion, or 66.9%, of total loans at December 31, 2013, an increase of $117.1 million.

Commercial loans consist of non-agricultural commercial loans and agricultural loans.  Commercial loans were $394.3 million at September 30, 2014, or 20.1% of total loans, compared to $263.2 million, or 15.1% of total loans at December 31, 2013, an increase of $131.1 million.  This increase was primarily due to an increase in non-agricultural commercial loans to $249.2 million, an $84.9 million, or 51.7%, growth from December 31, 2013.  Agricultural loans increased to $145.2 million, a $46.3 million, or 46.8%, growth primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

LOANS ACQUIRED

On August 31, 2014, we completed the acquisition of Delta Trust, and issued 1,629,424 shares of the Company’s common stock valued at approximately $65.0 million as of August 29, 2014, plus $2.4 million in cash in exchange for all outstanding shares of Delta Trust common stock.  Included in the acquisition were loans with a fair value of $311.7 million and foreclosed assets with a fair value of $1.8 million.

On November 25, 2013, we completed the acquisition of Metropolitan, in which the Company purchased all the stock of Metropolitan for $53.6 million in cash.  The acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code.  Included in the acquisition were loans with a fair value of $457.4 million and foreclosed assets with a fair value of $42.9 million.

On September 30, 2013 we acquired a $9.8 million credit card portfolio for a premium of $1.3 million.

On September 14, 2012, the Company acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Truman Bank of St. Louis, Missouri, in an FDIC-assisted transaction.  On October 19, 2012, we acquired certain assets and assumed certain deposits and other liabilities of Excel Bank of Sedalia, Missouri, in an FDIC-assisted transaction.  In 2010, we acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of two other failed banks in FDIC-assisted transactions.  Loans comprise the majority of the assets acquired in the FDIC-assisted transactions.  The majority of the loans acquired, along with the majority of the foreclosed assets acquired, are subject to loss share agreements with the FDIC whereby SFNB is indemnified against 80% of losses.  These loans and foreclosed assets, as well as the related indemnification asset from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

A summary of the covered assets, along with the acquired loans and foreclosed assets held for sale that are not covered under FDIC loss share agreements, are reflected in Table 8 below as of September 30, 2014 and December 31, 2013.

Table 8:  Assets Acquired

(In thousands)	September 30, 2014	December 31, 2013

Loans acquired, covered by FDIC loss share (net of discount)	$118,158	$146,653
Foreclosed assets covered by FDIC loss share	15,212	20,585
FDIC indemnification asset	25,694	48,791
Total covered assets	$159,064	$216,029

Loans acquired, not covered by FDIC loss share (net of discount)	$676,506	$515,644
Foreclosed assets acquired, not covered by FDIC loss share	37,603	45,459
Total assets acquired, not covered by FDIC loss share	$714,109	$561,103

Approximately $730.0 million of the loans acquired in the Metropolitan and Delta Trust acquisitions were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans.  We evaluated the remaining loans purchased in conjunction with the acquisitions of Metropolitan and Delta Trust for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

We evaluated all of the loans purchased in conjunction with the acquisition of Truman, Excel and our previous FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  These loans were not classified as nonperforming assets at September 30, 2014, or December 31, 2013, as the loans are accounted for on a pooled basis and the pools are considered to be performing.  For further discussion of loans acquired, see Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

ASSET QUALITY

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loans.  Impaired loans include non-performing loans (loans past due 90 days or more and nonaccrual loans) and certain other loans identified by management that are still performing.

Non-performing loans are comprised of (a) nonaccrual loans, (b) loans that are contractually past due 90 days and (c) other loans for which terms have been restructured to provide a reduction or deferral of interest or principal, because of deterioration in the financial position of the borrower.  Simmons Bank recognizes income principally on the accrual basis of accounting.  When loans are classified as nonaccrual, generally, the accrued interest is charged off and no further interest is accrued.  Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectability of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection.  If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.

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

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, decreased by $11.3 million from December 31, 2013 to September 30, 2014.  Foreclosed assets held for sale (legacy and acquired, not covered) decreased by $14.1 million, as we were able to rid ourselves of several significant non-performing assets through liquidation.  Nonaccrual loans increased by $5.0 million during the period, primarily CRE loans.  Non-performing assets, including trouble debt restructurings (“TDRs”) and acquired non-covered foreclosed assets, as a percent of total assets were 1.39% at September 30, 2014, compared to 1.91% at December 31, 2013.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  During 2013, we had several large TDRs yielding a market interest rate that no longer had any concession regarding payment amount or amortization.  Because those loans are no longer considered TDRs, our TDR balance declined to $3.3 million at September 30, 2014, compared to $10.2 million at December 31, 2013.  The majority of our TDRs remain in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.38% as of September 30, 2014.  Non-performing loans equaled 0.61% of total loans.  Non-performing assets were 1.34% of total assets, a 35 basis point improvement from December 31, 2013.  The allowance for loan losses was 227% of non-performing loans.  Our annualized net charge-offs to total loans for the first nine months of 2014 was 0.29%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.19%.  Year-to-date annualized net credit card charge-offs to total credit card loans were 1.22%, compared to 1.33% during the full year 2013, and more than 200 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	September 30, 2014	December 31, 2013

Nonaccrual loans (1)	$11,212	$6,261
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	-	2,264
Other loans	713	687
Total loans past due 90 days or more	713	2,951
Total non-performing loans	11,925	9,212
Other non-performing assets:
Foreclosed assets held for sale	13,167	19,361
Acquired foreclosed assets held for sale, not covered by loss share	37,603	45,459
Other non-performing assets	72	75
Total other non-performing assets	50,842	64,895
Total non-performing assets	$62,767	$74,107

Performing TDRs	$2,234	$9,497
Allowance for loan losses to non-performing loans	227%	298%
Non-performing loans to total loans	0.61%	0.53%
Non-performing loans to total loans (excluding Government guaranteed student loans) (2)	0.61%	0.40%
Non-performing assets to total assets (3)	1.34%	1.69%
Non-performing assets to total assets (excluding Government guaranteed student loans) (2) (3)	1.34%	1.64%
_________________________
(1)	Includes nonaccrual TDRs of approximately $1.1 million at September 30, 2014 and $0.7 million at December 31, 2013.
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

There was no interest income on nonaccrual loans recorded for the three and nine month periods ended September 30, 2014 and 2013.

At September 30, 2014, impaired loans, net of government guarantees and loans acquired, were $16.9 million compared to $18.3 million at December 31, 2013.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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
An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2014	2013

Balance, beginning of year	$27,442	$27,882
Loans charged off:
Credit card	2,329	2,422
Other consumer	1,220	1,133
Real estate	2,484	1,373
Commercial	734	249
Total loans charged off	6,767	5,177
Recoveries of loans previously charged off:
Credit card	676	675
Other consumer	376	425
Real estate	1,510	514
Commercial	201	180
Total recoveries	2,763	1,794
Net loans charged off	4,004	3,383
Provision for loan losses	3,638	3,034
Balance, September 30	$27,076	27,533

Loans charged off:
Credit card		841
Other consumer		428
Real estate		255
Commercial		133
Total loans charged off		1,657
Recoveries of loans previously charged off:
Credit card		226
Other consumer		166
Real estate		78
Commercial		12
Total recoveries		482
Net loans charged off		1,175
Provision for loan losses		1,084
Balance, end of year		$27,442

Provision for Loan Losses

The amount of provision to the allowance during the three and nine months ended September 30, 2014 and 2013, and for the year ended December 31, 2013, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of September 30, 2014, the allowance for loan losses reflects a decrease of $366,000 from December 31, 2013, while total loans, excluding loans acquired, increased by $220.7 million over the same nine month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	September 30, 2014		December 31, 2013
($ in thousands)	Allowance Amount	% of Loans (1)	Allowance Amount	% of Loans (1)

Credit cards	$5,488	9.0%	$5,430	10.6%
Other consumer	1,296	5.4	1,758	7.2
Real estate	15,595	65.3	16,885	66.9
Commercial	4,642	20.1	3,205	15.1
Other	55	0.2	164	0.2
Total	$27,076	100.0%	$27,442	100.0%
___________________________
(1) Percentage of loans in each category to total loans, excluding loans acquired.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of over 100 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of September 30, 2014, core deposits comprised 87.6% of our total deposits.

We continually monitor the funding requirements along with competitive interest rates in the markets we serve.  Because of our community banking philosophy, our executives in the local markets establish the interest rates offered on both core and non-core deposits.  This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements.  We believe we are paying a competitive rate when compared with pricing in those markets.

We manage our interest expense through deposit pricing and do not anticipate a significant change in total deposits.  We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs.  We can also utilize brokered deposits as an additional source of funding to meet liquidity needs.

Our total deposits as of September 30, 2014, were $3.909 billion, an increase of $211.4 million from December 31, 2013.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $2.868 billion at September 30, 2014, compared to $2.581 billion at December 31, 2013, a $287.4 million increase.  Total time deposits decreased $76.1 million to $1.040 billion at September 30, 2014, from $1.117 billion at December 31, 2013.  In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits.  We had $9.5 million and $16.8 million of brokered deposits at September 30, 2014, and December 31, 2013, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $144.0 million and $137.7 million at September 30, 2014 and December 31, 2013, respectively.  The outstanding long-term debt balance for September 30, 2014 includes $77.4 million in FHLB long-term advances, $46.0 million in notes payable and $20.6 million of trust preferred securities.  The outstanding balance for December 31, 2013 included $71.1 million in FHLB long-term advances, $46.0 million in notes payable and $20.6 million of trust preferred securities.

The $46.0 million notes payable is unsecured debt from correspondent banks used as partial funding for our Metropolitan acquisition in 2013.  These notes carry a 3.25% floating rate to be repaid in three years or less.  During the nine months ended September 30, 2014, we increased total debt by $6.3 million from December 31, 2013 primarily due to adding $11.0 million in FHLB borrowings as part of the Delta Trust acquisition, partially offset by early payoffs and other scheduled payoffs of FHLB advances during the period.

CAPITAL

Overview

At September 30, 2014, total capital was $484.0 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At September 30, 2014, our equity to asset ratio was 10.3%, up 108 basis points from year-end 2013.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of September 30, 2014, no preferred stock has been issued.

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

Cash Dividends

We declared cash dividends on our common stock of $0.66 per share for the first nine months of 2014 compared to $0.63 per share for the first nine months of 2013, an increase of $0.03, or 4.8%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and the share repurchase plan.  The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank.  Payment of dividends by the subsidiary bank is subject to various regulatory limitations.  See the Liquidity and Market Risk Management discussions of Item 3 – Quantitative and Qualitative Disclosure About Market Risk for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2014, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at September 30, 2014, and December 31, 2013, are presented in Table 12 below:

Table 12:  Risk-Based Capital

($ in thousands)	September 30, 2014	December 31, 2013

Tier 1 capital:
Stockholders’ equity	$484,005	$403,832
Trust preferred securities	20,000	20,000
Goodwill and core deposit premiums	(111,061)	(75,501)
Unrealized loss on available-for-sale securities, net of income taxes	1,952	3,002
Total Tier 1 capital	394,896	351,333
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	-	45
Qualifying allowance for loan losses	29,167	28,967
Total Tier 2 capital	29,167	29,012
Total risk-based capital	$424,063	$380,345
Risk weighted assets	$3,063,801	$2,697,630
Assets for leverage ratio	$4,331,488	$3,811,793

Ratios at end of period:
Tier 1 leverage ratio	9.12%	9.22%
Tier 1 risk-based capital ratio	12.89%	13.02%
Total risk-based capital ratio	13.84%	14.10%
Minimum guidelines:
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The Basel III Capital Rules are effective for the Company and Simmons Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management believes that, as of September 30, 2014, the Company and Simmons Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013

Net Income	$8,788	$6,932	$23,049	$19,445
Nonrecurring items:
Gain on sale of merchant services	-	-	(1,000)	-
Merger related costs	3,628	190	6,255	(37)
Loss on sale of securities related to FDIC-assisted acquisitions	-	-	-	193
Branch right sizing (1)	(705)	533	1,162	533
Charter consolidation costs	196	-	610	-
Tax effect (2)	(1,223)	(284)	(2,746)	(271)
Net nonrecurring items	1,896	439	4,281	418
Core earnings (non-GAAP)	$10,684	$7,371	$27,330	$19,863

Diluted earnings per share	$0.52	$0.43	$1.39	$1.19
Nonrecurring items:
Gain on sale of merchant services	-	-	(0.06)	-
Merger related costs	0.21	0.01	0.37	(0.01)
Loss on sale of securities related to FDIC-assisted acquisitions	-	-	-	0.01
Branch right sizing	(0.04)	0.03	0.08	0.03
Charter consolidation costs	0.01	-	0.04	-
Tax effect (2)	(0.07)	(0.02)	(0.17)	(0.01)
Net nonrecurring items	0.11	0.02	0.26	0.02
Diluted core earnings per share (non-GAAP)	$0.63	$0.45	$1.65	$1.21
__________________________
(1)	Includes $856 and $3,167 gains on sale of previously closed branches, respectively, for the three and nine months ended September 30, 2014.
(2)	Effective tax rate of 39%.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in Simmons Bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At September 30, 2014, undivided profits of Simmons Bank were approximately $194.6 million, of which approximately $6.0 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Subsidiary Banks

Generally speaking, our subsidiary banks, Simmons Bank and Delta Trust, rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities.  Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt.  The bank’s primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of Simmons Bank monitor these same indicators and make adjustments as needed.

In response to tightening credit markets in 2007 and anticipating potential liquidity pressures in 2008, the Company’s management strategically planned to enhance the liquidity of each of its subsidiary banks during 2008 and 2009.  We grew core deposits through various initiatives, and built additional liquidity in each of our subsidiary banks by securing additional long-term funding from FHLB borrowings.  After collapsing our charters into one, at September 30, 2014, Simmons Bank was within established guidelines and total corporate liquidity remains very strong.  At September 30, 2014, cash and cash equivalents, trading and available-for-sale securities and mortgage loans held for sale were 16.7% of total assets, as compared to 17.6% at December 31, 2013.

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

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and Simmons Bank have approximately $81 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our subsidiary banks throughout Arkansas, Kansas and Missouri.  Although this method can be a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, Simmons Bank has lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $564 million of these lines of credit are currently available, if needed.

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

As of September 30, 2014, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a negative variance in net interest income and a positive variance in net interest income of -.02% and 0.42%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -9.49% relative to the base case over the next 12 months.  The likelihood of a decrease in interest rates in excess of 50 basis points as of September 30, 2014 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at September 30, 2014:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	0.42%
Up 100 basis points	-0.02%
Down 100 basis points	-9.49%

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended September 30, 2014.

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	November 10, 2014	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	November 10, 2014	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date:	November 10, 2014	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer